Form 10-K
period 1993-12-31
DIAL CORP /DE/
filed 1994-03-25
CIK 884219

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                         ---------------------

                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1993
Commission File Number 001-11015
             -------------------------------------------


THE DIAL CORP (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or
          Organization)

36-1169950 (I.R.S. Employer Identification No.)

Dial Tower, Phoenix, Arizona (Address of principal executive offices) 85077 (Zip Code)

Registrant's telephone number, including area code: 602-207-4000
             -------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
     Title of each class                on which registered
     -------------------               ---------------------

  Common Stock, $1.50 par value        New York Stock Exchange
                                       Pacific Coast Stock Exchange

  $4.75 Preferred Stock (stated        New York Stock Exchange
      value $100 per share)


Securities registered pursuant to Section 12(g) of the Act: None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 11, 1994, 46,005,354 shares of Common Stock ($1,50 par value) were outstanding and the aggregate market value of the common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $1.98 billion.

                 DOCUMENTS INCORPORATED BY REFERENCE

          Documents                    Where Incorporated
          ---------                    ------------------

A portion of Proxy Statement for
 Annual Meeting of Shareholders
    to be held May 10, 1994                 Part III

                                  PART I

ITEM 1.   BUSINESS

     The Dial Corp ("Dial" or "Company"), conducts a consumer products and services business focused on North American markets producing annual revenues in excess of $3 billion.

     Dial's CONSUMER PRODUCTS segment operates through four divisions, as follows:

               PERSONAL CARE, which manufactures and
          markets DIAL, TONE, SPIRIT, PURE & NATURAL and LIQUID DIAL soaps, and other soap and personal care products;

               LAUNDRY, which manufactures and markets
          PUREX and PUREX ULTRA dry detergent, PUREX heavy duty liquid detergent, TREND, PUREX
          TOSS 'N SOFT and other laundry products;

               HOUSEHOLD, which manufactures and
          markets RENUZIT air fresheners, BRILLO
          scouring pads, SNO BOL and SNO DROPS toilet bowl cleaners, PARSONS ammonia, BRUCE floor care products and other household items; and

               FOOD, which processes and markets ARMOUR
          STAR chili, beef stew, corned beef hash and Vienna sausage, TREET luncheon meat and other shelf- stable canned foods, LUNCH BUCKET microwaveable meals and other food products.

     Dial's SERVICES business operates in three principal business segments through subsidiary corporations of Dial, as follows:

               AIRLINE CATERING AND OTHER FOOD
          SERVICES, which engages in airline catering operations, providing in-flight meals to more than 60 domestic and international airlines, and operates foodservice facilities ranging from cafeterias in manufacturing plants to corporate executive dining rooms to the food and beverage facilities of the America West
          Arena in Phoenix, Arizona;

               CONVENTION SERVICES, which provides
          exhibit design and construction and
          exhibition preparation, installation,
          electrical, transportation and management services to major trade shows, manufacturers, museums and exhibit halls and other customers; and

               TRAVEL AND LEISURE AND PAYMENT SERVICES, which engages in airplane fueling and ground handling, cruise line and hotel/resort operations, recreation and travel services,
          Canadian intercity bus transportation, and operation of duty-free shops on cruise ships and at international airports, and offers money orders, official checks and negotiable instrument clearing services through a national network of approximately 43,000 retail agents, mid-size bank customers and over 4,500 credit unions in the United States and Puerto Rico.

     Dial subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada and Mexico. The Company also conducts business in other foreign countries.

     Dial had approximately 215 employees at its corporate center at December 31, 1993, providing management, financial and accounting, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Dial is managed by a Board of Directors comprised of 10 nonemployee directors and one employee director and has an executive management team consisting of six Dial officers and seven principal executives of significant operating divisions or companies.

     Dial's corporate headquarters and certain Consumer Products division and subsidiary activities are located in Phoenix, Arizona, in a modern high-rise building. A portion of the headquarters building is rented to unaffiliated tenants.

     A description of each of the Dial business segments and recent developments in each follows.

CONSUMER PRODUCTS SEGMENT
     CONSUMER PRODUCTS is a leading producer and marketer of personal care, laundry, household and shelf-stable food products. This segment is the outgrowth of the Dial personal care and shelf-stable canned meats unit of Armour and Company, expanded in recent years to include PUREX household and laundry products, BORAXO household and industrial specialty products, BRECK hair care products and RENUZIT air fresheners. The segment manufactures and markets a variety of products, including bar and liquid soaps, liquid and powdered detergents, antiperspirants, hairsprays, shampoos, hair conditioners, bleaches, fabric softeners, soap pads, air fresheners, floor care products, household cleaners, fabric sizing, laundry starch products, borax and industrial specialties products, microwaveable food products and canned meats.

     PERSONAL CARE
     Personal Care products are marketed under a number of brand names, including DIAL, MOUNTAIN FRESH DIAL, TONE, PURE & NATURAL, SPIRIT and FELS NAPTHA soaps, LIQUID DIAL antibacterial soap, BORAXO powdered hand soap and DIAL antiperspirant. Personal Care also markets the BRECK line of hair care products, including hair sprays, shampoos and hair conditioners. DIAL bar soap is the nation's leading deodorant soap and LIQUID DIAL soap is the nation's leading antibacterial liquid soap. SPIRIT bar soap, a three-in-one combination bar soap that cleans, moisturizes and provides deodorant protection, is now available nationally. In late 1993, DIAL PLUS soap, an antibacterial skin care bar soap with moisturizing ingredients was introduced nationally.
     Personal Care also markets hotel amenity products, including personal-size bar soaps under the DIAL, TONE and PURE & NATURAL labels, and industrial specialties products, including hand soaps and soap dispensers, sold under the BORAXO and LURON trademarks, hand and body surface cleaners for the medical market and hand cleaners for the automotive market.

     LAUNDRY
     Laundry products include brands such as PUREX liquid, powdered and ultra laundry detergents, TREND and ULTRA TREND dry detergents, DUTCH detergents, PUREX TOSS 'N SOFT and STA PUF fabric softeners, MAGIC sizing and starch, BORATEEM dry bleach, STA-FLO starch, and 20 MULE TEAM borax.
     In 1993, Laundry introduced several new products and line extensions, including PUREX liquid detergent with bleach, RINSE 'N SOFT fabric softener, ULTRA TREND detergent and CLASSIC PUREX detergent and TREND detergent with bleach.

     HOUSEHOLD
     Household products include brands such as RENUZIT air fresheners, BRILLO soap pads, SNO BOL and SNO DROPS toilet bowl cleaners, CAMEO powdered cleanser, PARSONS and BO-PEEP ammonia and BRUCE floor care products.
     The RENUZIT air freshener brand was acquired in the second quarter of 1993. RENUZIT, a leading brand in the air freshener category, currently offers products for the continuous-action and aerosol segments of the air freshener market, including RENUZIT Adjustable, RENUZIT Aerosol and ROOMMATE products and has completed its rollout of RENUZIT LONGLAST ELECTRIC product, the brand's entry into the electric subsegment of the air freshener category.
     In 1993, Household introduced SNO BOL thick toilet bowl cleaner and a larger DOBIE scouring pad.

     FOOD
     In the shelf-stable food category, CONSUMER PRODUCTS processes and markets ARMOUR STAR and TREET canned meats, LUNCH BUCKET microwaveable meals, APPIAN WAY pizza mix, SUNRISE syrup and CREAM corn starch. ARMOUR STAR products maintain a leading market position in the canned meats category. ARMOUR STAR Vienna sausage, potted meat and dried beef lead their respective segments on a national basis. ARMOUR STAR canned meats now account for nearly one-fifth of all canned meat sales in the United States. During 1993, CONSUMER PRODUCTS introduced ARMOUR hot dog chili sauce, ARMOUR meatless sloppy joe sauce and ARMOUR western-style chili, and began test marketing VILLA LORENZO PASTA FOR ONE microwaveable meals, a seven item line of single-serving dry pastas with sauce pouches.

     CUSTOMERS
     CONSUMER PRODUCTS sells to over 15,000 customers, primarily in the United States, including supermarkets, drug stores, wholesalers, mass merchandisers, membership club stores and other outlets. These customers are served by a national sales organization of approximately 370 employees organized into 6 individual sales regions plus specialized sales operations which sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers.

     RAW MATERIALS
     Ample sources of raw materials are available with respect to all major products of the CONSUMER PRODUCTS segment.

     COMPETITION
     CONSUMER PRODUCTS competes primarily on the basis of price, brand advertising, customer service, product performance, and product identity and quality. Its operations must compete with numerous well-established local, regional and national companies, some of which are very large and act aggressively in obtaining and defending their products' market shares and brands.
Principal competitors, in one or more categories, are Procter & Gamble, Colgate-Palmolive, Lever Brothers Co., American Home Food Products, G. A. Hormel & Co., The Clorox Company, Church & Dwight and S.C. Johnson & Son, Inc.

SERVICES SEGMENTS
     SERVICES is built around several company groups which are leading competitors in their businesses, including companies engaged in airline catering (Dobbs International), contract foodservices (Restaura), convention services (GES Exposition Services and Exhibitgroup), payment services (Travelers Express), airplane fueling and ground handling (Aircraft Service International), Canadian intercity bus service (Greyhound Lines of Canada), family cruises (Premier Cruise Lines), airport and cruise ship duty-free businesses (Greyhound Leisure Services), and travel services (Jetsave and Crystal Holidays).
     SERVICES provides specialized services to both the business and consumer markets, increasingly in the airline travel and leisure services areas. Its money order business, travel and tour operations, restaurants, fast food outlets, gift shops, national park hotel facilities, cruise ships, and duty-free shops located at airports and on cruise ships are directed primarily to the consumer market. Primarily for the business market, in major cities throughout the United States, SERVICES provides airline in-flight catering operations as well as contract foodservices in the form of cafeteria-style operations, private dining rooms, group catering and machine-vended services; performs services as decorating contractor at various convention and trade show sites; designs, fabricates, ships and warehouses displays and exhibits for trade shows, conventions and other exhibitions; and engages in aircraft ground-handling services such as aircraft fueling, cleaning and baggage handling.

     AIRLINE CATERING AND OTHER FOOD SERVICES
     SERVICES conducts airline catering operations under the "Dobbs" name through the Dobbs International group of companies. Dobbs International, which has been conducting airline catering operations since 1941, will become the nation's largest domestic in-flight caterer as a result of its agreement made in November 1993 to acquire from United Airlines 15 in-flight catering kitchens at 12 domestic airports. The acquisition will be phased-in over a period ending in May 1994. Dobbs International will be United's exclusive in-flight caterer at the 12 locations where the kitchens are located. The company also recently expanded its presence in the United Kingdom by the acquisition in February 1994 of 4 catering kitchens in England and Scotland. In 1993, Dobbs International's in-flight catering operations provided in-flight meals to more than 60 domestic and international airlines at 44 airports in the United States plus Heathrow Airport, London, England, and Glasgow Airport, Scotland, and in 1994, as a result of the recent acquisitions, will provide in-flight meals to more than 60 domestic and international airlines at 51 airports. Dobbs International has been involved in a "Quality Improvement Process" for many years and has been recognized for its innovations by its customers and suppliers.

     Other food services are provided through the Restaura group of companies. The contract foodservice division of Restaura serves meals to employees at approximately 200 locations, including employees of major companies such as General Motors, IBM and Ford, through cafeteria, executive dining rooms and vending operations. Restaura also acts as the prime concessionaire for all food and beverage services at the America West Arena in Phoenix, Arizona, and operates 7 historic lodges in and around Glacier National Park in Montana and Canada.

     CONVENTION SERVICES
     Convention services are provided by the Company's GES Exposition and Exhibitgroup companies. GES Exposition, the nation's leading supplier of convention services, provides decorating, exhibit preparation, installation, electrical, transportation and management services for conventions and tradeshows. During 1993 Convention services acquired United Exposition Services Co., Inc., a general-service convention contractor serving locations primarily in the eastern United States; Andrews, Bartlett & Associates, Inc., which has major operations in Chicago, Cleveland, Orlando, New Orleans, Washington, D.C. and Atlanta; and Gelco Convention Services, Inc., which operates principally in the southeastern United States. Exhibitgroup is a leading designer and builder of custom and rental convention exhibits and displays.

     TRAVEL AND LEISURE AND PAYMENT SERVICES
     Travel and leisure services directed to the consumer market are provided by the Premier Cruise Lines, Greyhound Leisure Services, Jetsave, Crystal Holidays and Greyhound Lines of Canada business units.
     Premier Cruise Lines provides three and four-day BIG RED BOAT cruises from Port Canaveral, Florida, to the Bahamas and, commencing in April 1994, from Port Tampa, Florida, to Mexico and Key West, and offers a seven-day package which combines a cruise with a three or four-day vacation at Walt Disney World or Universal Studios and Sea World. Premier operates three cruise ships, the Star/Ship Oceanic, the Star/Ship Atlantic and the Star/Ship Majestic. Cruise destinations offer various underwater diving and snorkeling attractions, historical tours, sandy beaches and shopping opportunities. Premier has contracted with Warner Bros. for the right to use Warner Bros.' famous LOONEY TUNES characters (Bugs Bunny and others) commencing in April 1994 for entertainment on board Premier Cruise Lines' ships.
Premier's status as Official Cruise Line of Walt Disney World will expire March 31, 1994.
     Greyhound Leisure Services operates duty-free shipboard concessions on 56 cruise ships and also operates duty-free shops at the Chicago, Miami and Fort Lauderdale/Hollywood Florida international airports, and in Washington, D.C. Other recreation and travel services are provided under the Jetsave and Crystal Holidays names. Jetsave and Crystal Holidays are leading United Kingdom operators of tour packages and specialty tours throughout Europe, and from Europe to the United States, Canada and the Bahamas.
     Greyhound Lines of Canada Ltd. ("GLOC"), a Canadian publicly traded company, is a 69%-owned subsidiary which operates the largest intercity bus transportation system for passengers, charter service and courier express in Canada. Routes connect with those of other intercity bus carriers, providing interconnecting service to areas of the United States and Canada not served directly by GLOC. GLOC owns and operates 465 intercity coaches. Brewster Transport Company, Ltd., a subsidiary of GLOC, operates tour and charter buses in the Canadian Rockies, engages in travel agency, hotel and snocoach tour operations and holds a joint venture interest in the Mt. Norquay ski attraction in Banff, Canada. Brewster owns and operates 87 intercity coaches, and 13 snocoaches which transport sightseers on tours of the Columbia Icefield.
     The Aircraft Service International group of companies provides aircraft ground-handling services such as aircraft fueling, aircraft cleaning and baggage handling for major domestic and foreign airlines at 28 airports throughout the United States and in Freeport, Bahamas and London, England.
     The Travelers Express group of companies engages in the sale of money orders to the public through approximately 43,000 agent locations in the United States and Puerto Rico. Travelers Express is the nation's leading issuer of money orders, issuing approximately 236 million money orders in 1993. The United States Postal Service, which is the second largest issuer, issued approximately 180 million money orders in 1993. Travelers Express also provides processing services for more than 4,500 credit unions and other financial institutions which offer share drafts (the credit union industry's version of a personal check) or official checks (used by financial institutions in place of their own bank check or teller check). Republic Money Order Company, a Travelers Express unit, is a leader in the issuance of money orders through chain convenience and supermarket stores and in money order-issuance technology.
     Virtually all airport concessions operated by the Company, other than certain concessions at Hartsfield Atlanta International Airport, which are scheduled to expire September 30, 1994, were sold to Host International, Inc., during the second half of 1992.

     COMPETITION
     SERVICES companies generally compete on the basis of price, quality, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, cruise lines, private money order companies and the U.S. Postal Service (money orders), many of which have greater resources than the Company. Dobbs International also competes on the basis of reliability, appearance of kitchen facilities, quality of truck fleet and on-time record. Caterair International Corporation, Sky Chefs, Inc., and Ogden Corporation are the principal competitors of Dobbs International. Freeman Decorating Company is the principal competitor of GES Exposition.
     GLOC competes primarily on the basis of price and service. Principal competitors include airlines, private automobiles and other intercity bus lines.

PATENTS AND TRADEMARKS
     United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade; patents are granted for a term of 17 years. The Dial companies maintain a portfolio of trademarks representing substantial goodwill in the businesses using the marks, and own many patents which give them competitive advantages in the marketplace.
     Many trademarks used by CONSUMER PRODUCTS, including DIAL, PURE & NATURAL, ARMOUR STAR, TONE, TREET, PARSONS, BRUCE, PUREX, DUTCH, RENUZIT, BRILLO, SNO BOL, BRECK, TREND, PUREX
TOSS N' SOFT, STA PUF, FLEECY WHITE, 20 MULE TEAM, BORAXO, LUNCH BUCKET, and MAGIC trademarks, and by SERVICES, including the DOBBS, PREMIER CRUISE LINES, BIG RED BOAT and TRAVELERS EXPRESS service marks, have substantial importance and value. Use of the ARMOUR and ARMOUR STAR trademarks by CONSUMER PRODUCTS is permitted by a license expiring in 2043 granted by ConAgra, Inc. and use of the 20 MULE TEAM trademark is permitted by a perpetual license granted by U.S. Borax, Inc. In addition, certain subsidiaries within SERVICES use the Greyhound and the Image of the Running Dog marks in connection with their businesses. CONSUMER PRODUCTS also has the right, pursuant to license agreements, to operate under certain third-party patents covering specific technologies.

GOVERNMENT REGULATION
     Substantially all of the operations of CONSUMER PRODUCTS and many of the operations of SERVICES are subject to various federal laws and agency regulation, in particular, the Food, Drug and Cosmetic Act, the Food and Drug Administration, the Department of Agriculture, the Federal Maritime Commission, and various state laws and regulatory agencies. In addition, other subsidiaries of Dial are subject to similar laws and regulations imposed by foreign jurisdictions. Both rates and routes of GLOC are regulated by federal and provincial authorities of Canada.

ENVIRONMENTAL
     Dial and its subsidiaries are subject to various environmental laws and regulations in the United States, Canada and other foreign countries where they have operations or own real estate. Dial cannot accurately predict future expenses or liability which might be incurred as a result of such laws and regulations. However, Dial believes that any liabilities resulting therefrom, after taking into consideration Dial's insurance coverage and amounts previously provided, should not have any material adverse effect on Dial's financial position or results of operations.

EMPLOYEES

                      EMPLOYMENT AT DECEMBER 31, 1993

                                        EMPLOYEES COVERED BY
                    APPROXIMATE NUMBER  COLLECTIVE BARGAINING
SEGMENT                OF EMPLOYEES          AGREEMENTS
- -------             ------------------  ---------------------

Consumer Products         4,000                 2,100
Airline Catering and
  Other Food Services    11,900                 5,800
Convention Services       2,500                 1,100
Travel and Leisure and
  Payment Services        7,600                 3,200



     Dial believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 1994 will be renegotiated in the ordinary course without adverse effect on Dial's operations.

SEASONALITY
     The first quarter is normally the slowest quarter of the year for Dial. Consumption patterns, current marketing practices and competition cause CONSUMER PRODUCTS' revenues and operating income to be highest in the second and fourth quarters. Due to increased leisure travel during the summer and year-end holidays, Dial's airline catering, cruise ship and intercity bus travel operations experience peak activity at these times. Convention service companies generally experience increased activity during the first half of the year.

RESTRUCTURING MATTERS
     On August 5, 1993, Dial completed the initial public offering of 20 million shares of common stock of Motor Coach Industries International, Inc. (NYSE:MCO), its transportation manufacturing and service parts subsidiary. The transaction followed the March 1992 spin-off of GFC Financial Corporation (NYSE:GFC), a corporation which comprised substantially all of the financial services and insurance businesses of Dial, and was the final step in Dial's restructuring plan to focus its financial and management resources on its consumer products and services business.
     See Note D of Notes to Consolidated Financial Statements for further information concerning the sale of the Company's transportation manufacturing and service parts segment and the spin-off of GFC Financial Corporation.

REINCORPORATION MERGER
     At a special meeting of shareholders of The Dial Corp, an Arizona Corporation ("Arizona Dial"), held on March 3, 1992, shareholders of Arizona Dial approved a reincorporation merger proposal to change Arizona Dial's state of incorporation from Arizona to Delaware by means of a merger in which Arizona Dial would be merged with and into Dial. The merger was effected on March 3, 1992.

BUSINESS SEGMENTS
     Principal business segment information is set forth in Annex
A attached hereto and made a part hereof.

ITEM 2.   PROPERTIES
     During December 1993, a subsidiary of Dial acquired the corporation which owned the remaining 49% interest in a joint venture which owns Dial's headquarters building.
     Dial owns a 200,000-square-foot facility in Scottsdale, Arizona, which is used by the CONSUMER PRODUCTS segment to conduct much of its research and certain other activities.
     CONSUMER PRODUCTS operates 13 plants in the United States, 1 plant in Mexico, and 7 offices in 7 foreign countries. All of the plants are owned; 6 of the offices are leased. Principal manufacturing plants are as follows:

LOCATION            SQ. FEET       PRODUCTS MANUFACTURED
- --------            --------       ---------------------

Aurora, IL          425,000        Bar Soaps
Fort Madison, IA    453,000        Canned Meats, Microwaveable
                                   Meals
St. Louis, MO       475,000        Bleach, Ammonia, Fabric
                                   Softener, Laundry Detergents
Bristol, PA         253,700        Dry Detergents and Cleansers
Hazelton, PA        232,000        Liquid Detergents, Ammonia,
                                   Scouring Pads, Fabric Softener
Auburndale, FL      208,000        Bleach, Ammonia, Fabric
                                   Softener, Dishwashing
                                   Detergents
Memphis, TN         130,000        Dial Liquid Soap,
                                   Antiperspirants, Shampoos and
                                   Conditioners, Hotel Amenities
                                   (shampoos, conditioners and
                                   hand lotions)


     AIRLINE CATERING AND OTHER FOOD SERVICES operates 14 offices, 53 catering kitchens, 37 foodservice facilities and 7 lodges with ancillary foodservice and recreational facilities. All of the properties are in the United States, except for 2 catering kitchens, 1 foodservice facility and 1 lodge which are located in foreign countries. Ten of the catering kitchens, 2 hotels and 3 of the foodservice facilities are owned; all other properties are leased. Five of the hotels are operated pursuant to a concessionaire agreement.
     CONVENTION SERVICES operates 29 offices and 26 exhibit construction and warehouse facilities. All of the properties are in the United States. One of the offices and one of the warehouses are owned; all other properties are leased.
     TRAVEL AND LEISURE AND PAYMENT SERVICES operates 54 offices, 191 duty-free shops, 3 cruise ships and 6 hotels with ancillary foodservice and recreational facilities. All of the properties are in the United States, except for 9 offices and 3 hotels, which are located in foreign countries. Travel and Leisure and Payment Services owns 2 of the hotels, leases 1 of the hotels, has a partial interest in the other hotel for which it is also the lessee and operator, and operates 2 of the hotels under management contract. One of the cruise ships is owned; all other properties are leased. Approximate passenger capacity of the cruise ships is 1600, 1500 and 1000 persons, respectively. This segment also operates certain airport concessions which, as discussed earlier, are scheduled to expire September 30, 1994.
     GLOC operates 10 terminals and 7 garages in Canada. Five terminals and 6 garages are owned; the other properties are leased. In addition, bus stop facilities at approximately 600 locations in Canada are provided by commission agents. Principal properties of GLOC are as follows:


LOCATION            SQ. FEET       FUNCTION
- --------            --------       --------

Calgary, Alberta    179,000        Terminal and Headquarters
                                   Office
Edmonton, Alberta    63,000        Terminal
London, Ontario      12,000        Terminal
Vancouver, British
  Columbia           23,000        Terminal
Winnipeg, Manitoba   21,000        Terminal
Edmonton, Alberta    23,000        Garage
Winnipeg, Manitoba   39,000        Garage
Toronto, Ontario     46,000        Garage
Vancouver, British
  Columbia           16,000        Garage
Calgary, Alberta    135,000        Maintenance and Overhaul
                                   Center


     Of the property owned by Dial, only the facility in Auburndale, Florida, is subject to a mortgage with $3,989,000 outstanding at December 31, 1993.
     Management believes that Dial's facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

ITEM 3.   LEGAL PROCEEDINGS
     During the fourth quarter of 1993, the Company settled the matter of John E. Washburn, Director of Insurance for the State of Illinois, as Liquidator of Pine Top Insurance Company vs. Ralph C. Batastini, et al. The net cost of the settlement is not material to the Company and is being charged against a previously provided reserve. The lawsuit was instituted June 20, 1988, in Circuit Court of Cook County, Illinois. Plaintiff alleged negligent management on the part of certain directors and officers of Pine Top Insurance Company ("PTIC"), a discontinued insurance operation.

     On February 14, 1992, Transportation Manufacturing Corporation, a former subsidiary of Dial ("TMC"), filed a lawsuit against Chicago Transit Authority ("CTA") in the United States District Court for the District of New Mexico. The lawsuit arises from a contract between TMC and CTA for the manufacture and delivery of 491 wheelchair-lift transit buses. In addition to relief from any liquidated damages for late deliveries, TMC is seeking reimbursement for increased costs due to changes, delays and interferences TMC alleges were caused by CTA. TMC is also seeking treble damages under the New Mexico Unfair Trade Practices Act, alleging that CTA breached its covenant of good faith and fair dealing in the handling of this contract with TMC. TMC was divested by the Company in connection with its sale of MCII in August 1993, but the Company retained rights to certain recoveries, indemnified MCII against certain costs and damages and continued to direct the litigation pursuant to a Litigation Cooperation Agreement. On January 12, 1994, TMC and CTA agreed on a tentative settlement under which the Company would realize certain recoveries. Settlement documents are being finalized.
     The Company and certain subsidiaries are parties either as plaintiffs or defendants to various other actions, proceedings and pending claims, certain of which are or purport to be class actions. The pending cases range from claims for additional employment benefits to cases involving accidents, injuries, product liability or business contract disputes, certain of which involve claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against Dial. Although the amount of liability at December 31, 1993, with respect to matters where Dial is defendant is not ascertainable, Dial believes that any resulting liability should not materially affect Dial's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     No matters were submitted to a vote of securityholders during the fourth quarter of 1993.

OPTIONAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.
     The names, ages and positions of the executive officers of the Company as of March 15, 1994, are listed below:

                                                       EXECUTIVE
                                                       POSITION
NAME                AGE       OFFICE                   HELD SINCE
- ----                ---       ------                   ----------

John W. Teets       60        Chairman, President and  1982
                              Chief Executive Officer
                              and Director and
                              Chairman of Executive
                              Committee of Registrant

Frederick G.        60        Vice President and       1977
Emerson                       Secretary of Registrant

Joan F. Ingalls     45        Vice President-Human     1991
                              Resources of Registrant

F. Edward Lake      59        Vice President-Finance   1987
                              of Registrant

L. Gene Lemon       53        Vice President and       1979
                              General Counsel of
                              Registrant

Richard C. Stephan  54        Vice President-          1980
                              Controller of Registrant

William L. Anthony  51        Executive Vice           1987
                              President-Administration
                              and Controller, Consumer
                              Products Group of
                              Registrant

Robert H. Bohannon  49        President and Chief      1993
                              Executive Officer of
                              Travelers Express
                              Company, Inc., a
                              subsidiary of Registrant

Mark R. Shook       39        Executive Vice           1994
                              President-General Manager,
                              Laundry and International
                              Divisions, Consumer
                              Products Group of
                              Registrant

Karen L. Hendricks  46        Executive Vice           1992
                              President-General Manager,
                              Personal Care Division,
                              Consumer Products Group
                              of Registrant

Frederick J. Martin 59        President of Dobbs       1985
                              International Services,
                              Inc., a subsidiary of
                              Registrant

Andrew S. Patti     53        President and Chief      1986
                              Operating Officer of the
                              Consumer Products Group
                              of Registrant

Norton D.           59        Chairman and Chief       1983
Rittmaster                    Executive Officer of
                              GES Exposition
                              Services, Inc., a
                              subsidiary of Registrant

Position currently            Executive Vice President-
vacant                        General Manager, Food
                              Division, Consumer
                              Products Group of
                              Registrant


     Each of the foregoing officers, with the exceptions set forth below, has served in the same, similar or other executive positions with Dial or its subsidiaries for more than the past five (5) years.

     Ms. Ingalls has served in her current, or a similar, position since 1990, and prior thereto as Executive Director of Compensation and Benefits of the Registrant.

     Mr. Bohannon was elected as President and Chief Executive
Officer of Travelers Express Company, Inc. effective March 15,
1993.  Prior thereto, he was a senior officer at Marine Midland
Bank of Buffalo, New York.

     Prior to 1992, Ms. Hendricks was employed at Procter &
Gamble as Manager, Worldwide Strategic Planning, Health and
Beauty Aids, and prior thereto, as General Manager, US Vidal
Sassoon Hair Care Company.

     Prior to March 1994, Mr. Shook was Executive Vice President-General Manager, Food and International Divisions, and prior thereto was Vice President and General Manager of the commercial markets business unit of Registrant's Consumer Products Group.

     The term of office of the executive officers is until the next annual organization meetings of the Boards of Directors of Dial or appropriate subsidiaries, all of which are scheduled for April or May of this year.

     The Directors of Dial are divided into three classes, with the terms of one class of Directors to expire at each Annual Meeting of Stockholders. The current term of office of John W. Teets is scheduled to expire at the 1994 Annual Meeting of Stockholders. Mr. Teets has been nominated for reelection at that meeting for a term expiring in May 1997.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The principal market on which the common stock of Dial is traded is the New York Stock Exchange. The common stock is also listed for trading on the Pacific Exchange, and admitted for trading on the Midwest, Philadelphia and Cincinnati Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31, 1993:

                    SALES PRICE RANGE OF COMMON STOCK
                    ---------------------------------


CALENDAR             1993                     1992
QUARTERS       HIGH        LOW          HIGH        LOW
- --------       -------------------      -------------------
First          $44 1/2     $39          $50 5/8(1)  $37 3/8(1)
Second          43 7/8      36 7/8       39 3/8      33 3/8
Third           41 1/8      35 7/8       39 1/2      35 1/2
Fourth          42 1/4      36 3/4       42          37



                         DIVIDENDS DECLARED ON COMMON STOCK
                         ----------------------------------

CALENDAR QUARTERS              1993           1992(2)
- -----------------             -----          -----

February                      $ .28          $ .35
May                             .28            .28
August                          .28            .28
November                        .28            .28
                              -----          -----

     TOTAL                    $1.12          $1.19


         (1) On March 18, 1992, the spin-off of GFC Financial Corporation to the Company's stockholders became effective. The closing price of Dial's shares immediately prior to the spin-off was $49 and immediately after the spin-off was $40, as a result of the special distribution. The high and low prices for the period January 1 through March 17, 1992, were $50 5/8 and $45 3/8, respectively. The high and low prices for the period March 18 through March 31, 1992, were $40 1/4 and $37 3/8, respectively.

         (2) The decline in dividends declared per common share in 1992 and 1993 reflects the spin-off of GFC Financial Corporation.


         Regular quarterly dividends have been paid on the first business day of January, April, July and October.

         As of March 11, 1994, there were 49,576 holders of record of Dial's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
         Applicable information is included in Annex A.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

         Applicable information is included in Annex A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         1.   Financial Statements--See Item 14 hereof.

         2.   Supplementary Data--See Condensed Consolidated
Quarterly Results in Annex A.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding Directors of the Registrant is included in Dial's Proxy Statement for Annual Meeting of Shareholders to be held on May 10, 1994 ("Proxy Statement"), and is incorporated herein and made a part hereof. The information regarding executive officers of the Registrant is found as an Optional Item in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.
         The information is contained in the Proxy Statement and is incorporated herein and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information is contained in the Proxy Statement and is incorporated herein and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         None.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a) List the following documents filed as a part of the report:

              1. FINANCIAL STATEMENTS. The following are included in Annex A: Independent Auditors' Report and consolidated financial statements (Balance Sheet, Income, Cash Flows, Common Stock and Other Equity, and Notes to Financial Statements).

              2.   FINANCIAL STATEMENT SCHEDULES.

                   Independent Auditors' Report on Schedules
              to Consolidated Financial Statements of The
              Dial Corp is found on page F-1 of Annex A.

                   Schedule I--Marketable Securities
                   --Other Security Investments is found on page F-2 of Annex A.

                   Schedule IX--Short-term Borrowings.
                        This information is included in
                        Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition and Note G--
                        Short-Term Debt in Annex A and
                        is incorporated herein by
                        reference.

                   Schedule X--Supplementary Income Statement
                   Information is found on page F-3 of Annex A.

         3.   EXHIBITS.

3.A Copy of Restated Certificate of Incorporation of Dial, as amended through March 3, 1992, filed as Exhibit
              (3)(A) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

3.B Copy of Bylaws of Dial, as amended through February 21, 1992, filed as Exhibit (3)(B) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

4.A Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

4.B Copy of Amended and Restated Credit Agreement dated as of December 15, 1993, among Dial, the Banks parties thereto, Bank of America National Trust and Savings Association as Agent and Reporting Agent and Citibank, N.A. as Agent and Funding Agent.*

10.A          Copy of Employment Agreement between Dial and John W.
              Teets dated April 14, 1987, filed as Exhibit (10)(A) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.B Sample forms of Contingent Agreements relating to funding of Supplemental Executive Pensions, filed as Exhibit (10)(T) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.C Copy of The Dial Corp Supplemental Pension Plan, amended and restated as of January 1, 1987, filed as Exhibit (10)(F) to Dial's 1986 Form 10-K, is hereby incorporated by reference.+

10.C1 Copy of amendment dated February 21, 1991, to The Dial Corp Supplemental Pension Plan, filed as Exhibit
              (10)(G)(i) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.D Copy of The Dial Corp 1992 Deferred Compensation Plan for Directors, adopted November 20, 1980, as amended through February 21, 1991, filed as Exhibit (10)(H) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.E          Copy of The Dial Corp Management Incentive Plan.*+

10.F1 Copy of form of Executive Severance Agreement between Dial and three executive officers, filed as Exhibit
              (10)(G)(i) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.F2         Copy of forms of The Dial Corp Executive Severance
              Plans covering certain executive officers, filed as Exhibit (10)(G)(ii) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.G Copy of Travelers Express Company, Inc. Supplemental Pension Plan, filed as Exhibit (10)(L) to Dial's 1984 Form 10-K, is hereby incorporated by reference.+

10.H Copy of Greyhound Dial Corporation 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Dial's Registration Statement on Form S-8 (Registration No. 33-23713), is hereby incorporated by reference.+

10.I Copy of The Dial Corp 1992 Stock Incentive Plan, filed as Exhibit (10)(J) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.J Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Dial's 1985 Form 10-K, is hereby incorporated by reference.+

10.K          Copy of The Dial Corp Director's Retirement Benefit
              Plan, filed as Exhibit (10)(R) to Dial's 1988 Form 10-K, is hereby incorporated by reference.+

10.L          Copy of The Dial Corp Performance Unit Incentive
              Plan.*+

10.M Copy of The Dial Corp Supplemental Trim Plan, filed as Exhibit (10)(S) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.N          Copy of Employment Agreement between Greyhound
              Exposition Services and Norton Rittmaster dated May 20, 1982, filed as Exhibit (10)(O) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.O Copy of Greyhound Exposition Services, Inc. Incentive Compensation Plan, filed as Exhibit (10)(P) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.P          Copy of The Dial Corp Performance-Based Stock Plan.*+

10.Q          Copy of The Dial Corp Deferred Compensation Plan.*+

11            Statement Re Computation of Per Share Earnings.*

22            List of Subsidiaries of Dial.*

23 Consent of Independent Auditors to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their reports contained in or incorporated by reference into this report.*

24            Power of Attorney signed by directors of Dial.*

*Filed herewith.
+Management contract or compensation plan or arrangement.

Note: The 1993 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.

(b)  REPORTS ON FORM 8-K.
         A report on Form 8-K dated October 1, 1993, was filed by the Registrant. The Form 8-K reported under Item 5 the reclassifications of previously filed financial statements and other financial information related to the disposition of Dial's Transportation Manufacturing and Service Parts segment. Included with the 8-K report as Exhibit No. 28 were financial statements and other financial information reflecting the restatements required by such disposition. The financial statements and financial information contained in Dial's 1992 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1993, and June 30, 1993, were modified or superseded to the extent that the information contained in the Form 8-K modified or superseded such statements and other information.


                                SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 25th day of March, 1994.


                                  THE DIAL CORP

                                  By:  /s/ John W. Teets
                                    John W. Teets
                                    Chairman, President and
                                    Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                Principal Executive Officer

Date:  March 25, 1994           By:  /s/ John W. Teets
                                   John W. Teets
                                   Director; Chairman, President
                                   and Chief Executive Officer


                                Principal Financial Officer

Date:  March 25, 1994           By:  /s/ F. Edward Lake
                                   F. Edward Lake
                                   Vice President-Finance


                                Principal Accounting Officer

Date:  March 25, 1994           By:  /s/ Richard C. Stephan
                                   Richard C. Stephan
                                   Vice President-Controller


                                Directors

                                James E. Cunningham
                                Joe T. Ford
                                Thomas L. Gossage
                                Donald E. Guinn
                                Jess Hay
                                Judith K. Hofer
                                Jack F. Reichert
                                Linda Johnson Rice
                                Dennis C. Stanfill
                                A. Thomas Young



Date:   March 25, 1994          By:  /s/ Richard C. Stephan
                                   Richard C. Stephan
                                   Attorney-in-Fact

                                             ANNEX "A"






                                           THE DIAL CORP


                                    1993 FINANCIAL INFORMATION

THE DIAL CORP
SELECTED FINANCIAL AND OTHER DATA
Year ended December 31,                                        1993           1992           1991           1990           1989
                                                       ------------   ------------   ------------   ------------   ------------
OPERATIONS (000 omitted)
Revenues                                               $  3,000,342   $  2,874,088   $  2,827,849   $  2,851,535   $  2,744,611
                                                       ============   ============   ============   ============   ============

Income from continuing operations (1)                  $    110,273   $     74,351   $     25,755   $     75,418   $     40,990
Income (loss) from discontinued operations (2)               32,120        (45,125)       (83,363)       (59,045)        67,721
                                                       ------------   ------------   ------------   ------------   ------------
Income (loss) before extraordinary charge
  and cumulative effect of change in
  accounting principle                                      142,393         29,226        (57,608)        16,373        108,711
Extraordinary charge for early retirement of debt           (21,908)
Cumulative effect of change in
  accounting principle - SFAS No. 106                                     (110,741)
                                                       ------------   ------------   ------------   ------------   ------------
Net income (loss)                                      $    120,485   $    (81,515)  $    (57,608)  $     16,373   $    108,711
                                                       ============   ============   ============   ============   ============

INCOME (LOSS) PER COMMON SHARE (dollars)
Continuing operations (1)                              $       2.56   $       1.74   $       0.62   $       1.87   $       1.02
Discontinued operations (2)                                    0.75          (1.07)         (2.09)         (1.49)          1.73
                                                       ------------   ------------   ------------   ------------   ------------
Income (loss) before extraordinary charge
  and cumulative effect of change in
  accounting principle                                         3.31           0.67          (1.47)          0.38           2.75
Extraordinary charge                                          (0.51)
Cumulative effect of change in
  accounting principle                                                       (2.64)
                                                       ------------   ------------   ------------   ------------   ------------
Net income (loss) per common share                     $       2.80   $      (1.97)  $      (1.47)  $       0.38   $       2.75
                                                       ============   ============   ============   ============   ============

Dividends declared per common share (3)                $       1.12   $       1.19   $       1.40   $       1.36   $       1.32
                                                       ============   ============   ============   ============   ============

Average outstanding common and
  equivalent shares (000 omitted)                            42,703         42,013         39,911         39,625         39,128
                                                       ============   ============   ============   ============   ============

FINANCIAL POSITION AT YEAR-END (000 omitted)
Total assets                                           $  3,281,088   $  3,156,998   $  3,493,656   $  3,417,956   $  3,411,862
Total debt                                                  635,892        707,111        550,017        543,540        532,258
$4.75 Redeemable preferred stock                              6,624          6,620          6,615          6,610          6,605
Common stock and other equity (3)                           469,688        390,395        940,721      1,027,382      1,074,969
                                                       ============   ============   ============   ============   ============

PEOPLE
Stockholders of record                                       51,300         50,688         56,358         59,623         63,440
Employees of continuing businesses (average)                 25,025         26,765         29,042         32,009         31,916
                                                       ============   ============   ============   ============   ============


(1)  After deducting restructuring and other charges of $19,800,000 (after-tax) or $0.47 per share in 1992 and
     $54,871,000 (after-tax) or $1.37 per share in 1991. See Note C of Notes to Consolidated Financial Statements.
     Also after deducting $9,128,000 (after-tax), or $0.22 per share, in 1992 for increased ongoing expense following adoption of SFAS No. 106 effective as of January 1, 1992. Years prior to 1992 do not include such expenses.
(2)  See Note D of Notes to Consolidated Financial Statements.
(3)  The declines in dividends declared per common share in 1993 and 1992 and in common stock and other equity in
     1992 reflect the spin-off of GFC Financial as discussed further in Note D of Notes to Consolidated Financial
     Statements.

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of The Dial Corp and its subsidiaries has the responsibility for preparing and assuring the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements were developed using generally accepted accounting principles and appropriate policies, consistently applied, except for the change in 1992 to comply with new accounting requirements for postretirement benefits other than pensions as discussed in Note L of Notes to Consolidated Financial Statements. They reflect, where applicable, management's best estimates and judgments and include disclosures and explanations which are relevant to an understanding of the financial affairs of the Company.

The Company's financial statements have been audited by Deloitte & Touche, independent auditors elected by the stockholders. Management has made available to Deloitte & Touche all of the Company's financial records and related data, and has made appropriate and complete written and oral representations and disclosures in connection with the audit.

Management has established and maintains a system of internal control that it believes provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets and the prevention and detection of fraudulent financial reporting. The system of internal control is believed to provide for appropriate division of responsibilities and is documented by written policies and procedures that are utilized by employees involved in the financial reporting process. Management also recognizes its responsibility for fostering a strong ethical climate. This responsibility is characterized and reflected in the Company's Code of Corporate Conduct, which is communicated to all of the Company's executives and managers.

The Company also maintains a comprehensive internal auditing function which independently monitors compliance and assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of their audit of the Company's financial statements, the independent auditors review and evaluate selected internal accounting and other controls to establish a basis for reliance thereon in determining the audit tests to be applied. There is close coordination of audit planning and coverage between the Company's internal auditing function and the independent auditors. Management has considered the recommendations of both internal auditing and the independent auditors concerning the Company's system of internal control and has taken actions believed to be cost-effective in the circumstances to implement appropriate recommendations and otherwise enhance controls. Management believes that the Company's system of internal control accomplishes the objectives discussed herein.

The Board of Directors oversees the Company's financial reporting through its Audit Committee, which regularly meets with management representatives and, jointly and separately, with the independent auditors and internal auditing management to review accounting, auditing and financial reporting matters.



  /s/ Ermo S. Bartoletti
Ermo S. Bartoletti
Vice President - Internal Auditing



  /s/ Richard C. Stephan
Richard C. Stephan
Vice President - Controller

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Dial Corp:

We have audited the accompanying consolidated balance sheets of The Dial Corp as of December 31, 1993 and 1992, and the related consolidated statements of income, common stock and other equity and of cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corp as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note L of Notes to Consolidated Financial
Statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1992.



  /s/ Deloitte & Touche
Deloitte & Touche
Phoenix, Arizona
February 25, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION OF THE DIAL CORP

RESULTS OF OPERATIONS:
Dial is a diversified company which sells products and provides services in many markets. Because of this diversity, components of net income are affected, some favorably, others unfavorably, by general economic conditions and other fluctuations which occur in the various markets each year. Inflation has not materially affected operations in recent years.

Dial sold its Transportation Manufacturing and Service Parts Group in 1993 and spun-off GFC Financial Corporation ("GFC Financial") in 1992. The Transportation Manufacturing and Service Parts Group and GFC Financial are presented as discontinued operations for all periods. Such dispositions are discussed further in Note D of Notes to Consolidated Financial Statements.

1993 VS. 1992:
Revenues for 1993 were $3 billion compared with $2.9 billion in 1992.

Income from continuing operations was $110.3 million in 1993, or $2.56 per share. Before restructuring and other charges, income from continuing operations in 1992 was $94.2 million, or $2.21 per share. After restructuring and other charges of $19.8 million, or $0.47 per share, Dial had income from continuing operations of $74.4 million, or $1.74 per share, in 1992.

Year ended December 31,                                        1993          1992
                                                       ------------   ------------
INCOME FROM CONTINUING OPERATIONS (000 omitted):
     BEFORE RESTRUCTURING AND OTHER CHARGES            $    110,273   $    94,151
     Restructuring and other charges                                      (19,800)
                                                       ------------   ------------
     INCOME FROM CONTINUING OPERATIONS                 $    110,273   $    74,351
                                                       ============   ============

INCOME PER COMMON SHARE FROM
  CONTINUING OPERATIONS (dollars):
     BEFORE RESTRUCTURING AND OTHER CHARGES            $       2.56   $      2.21
     Restructuring and other charges                                        (0.47)
                                                       ------------   ------------
     INCOME PER COMMON SHARE FROM
       CONTINUING OPERATIONS                           $       2.56   $      1.74
                                                       ============   ============

CONSUMER PRODUCTS. The Consumer Products Group's revenues were up
$144.7 million, or 11 percent from those in 1992. Operating income was up $20.6 million, or 17 percent over 1992 amounts.

Personal Care Division revenues declined $700,000 due primarily to a decline in the sales of Breck hair care products. Offsetting this decline were strong showings by all other personal care products, especially the Dial label products. Personal Care Division operating income increased by $6.4 million due primarily to the increase in Dial product revenues and reduced manufacturing costs. The Breck decline was substantially offset by reduced marketing costs.

Food Division revenues increased $11.6 million from those of 1992 due to increases in the canned meat line offset in part by a decline in microwaveable product revenue. Operating income increased by $2.3 million primarily due to the favorable sales mix, the pricing of canned meats and reductions in manufacturing costs of microwaveable products.

Household and Laundry Division revenues increased $130 million from 1992, led by strong performances in liquid detergents and liquid fabric softeners. The addition of Rinse 'n Soft as a new product in the liquid fabric softener category and the acquisition of Renuzit during the 1993 second quarter contributed to the favorable comparisons between periods. Operating income increased $10.8 million over 1992 amounts, reflecting higher revenue and improved margins. Margins increased as a result of reduced marketing expenses associated with a modified everyday low pricing strategy.

International revenues and operating results increased $3.8 million and $1.1 million, respectively, from those of 1992 due primarily to an expansion program.

SERVICES. During 1993, Dial redefined its Services business into three principal segments for financial reporting purposes. Excluding certain airport concession operations, which were sold in September, 1992, and excluding the effects of $30 million of restructuring charges in 1992, combined Services revenues and operating income increased $109.6 million, or 8 percent, and $11.3 million, or 9 percent, respectively.

  AIRLINE CATERING AND OTHER FOOD SERVICES. Revenues of the Airline Catering and Other Food Services Group declined $26.2 million from those of 1992, while operating income increased $6.1 million. Airline catering revenues decreased $21.4 million from those of 1992 due primarily to service cutbacks by major airlines and the effects of the air fare discounts which had boosted 1992 volume; however, operating income was up $600,000 due to new customers and stringent cost controls. The contract food service companies' revenues were down $4.8 million, due primarily to closing marginal locations in 1992. Operating income increased $5.5 million from last year's results, due primarily to a gain from curtailment of a postretirement benefit plan in 1993.

  CONVENTION SERVICES. Convention Services Group revenues and operating income increased $117.6 million and $7.6 million, respectively, from those in 1992. Growth in existing business, the inclusion of operations of United Exposition Service Co., Inc. and Andrews, Bartlett and Associates, Incorporated, which were acquired during the second and fourth quarters, respectively, contributed to the increases.

  TRAVEL AND LEISURE AND PAYMENT SERVICES. Revenues for the Travel and Leisure and Payment Services Group declined $109.9 million, and, excluding the effects of $30 million of restructuring charges in 1992, operating income declined $11.7 million from 1992 results. The declines were primarily attributable to the sale, in late September 1992, of most of Dial's food and merchandise airport terminal concession operations; as a result, revenues and operating income of sold and miscellaneous operations declined $113.9 million and $6.8 million, respectively, from those in 1992.

Revenues and operating income for aircraft fueling and other ground-handling services declined $3.7 million and $100,000, respectively, due primarily to lower foreign exchange rates.

Revenues and operating income of the transportation services companies increased $5.5 million and $2.9 million, respectively, from those of 1992. Continued emphasis on cost control programs, the acquisition of a small transportation services company in late 1992 and a gradually recovering Canadian economy contributed to the improved operating results.

Cruise revenues were down $20.4 million and operating results decreased $8.3 million from those of 1992 due to lower passenger counts, increased competition, the major dry-dock of the Oceanic in the 1993 first quarter and the introduction of a new itinerary for the Majestic out of Port Everglades during the second quarter of 1993. Reductions in operating expenses from ongoing cost reduction programs helped limit the decline in operating results.

Travel tour service revenues and operating income decreased $5 million and $3.9 million, respectively, due to lower results from the U.K. tour operation which is suffering from a slowly recovering economy. In addition, passenger volume to Florida for 1993 was down 30% from the volume in 1992.

Duty Free and shipboard concession revenues were up $34.5 million due primarily to new business. Operating income increased
$900,000 from that of 1992 despite start-up costs associated with a major new contract.

Payment service revenues decreased $6.9 million due primarily to reduced money order revenues and lower investment income due to lower market interest rates and increased investment in tax-exempt securities. Operating income was $2.7 million ahead of last year's results due primarily to terminating unprofitable business even though investment income was lower for the reasons stated above.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET. Unallocated corporate expense and other items, net, increased $6.5 million from that in 1992, due primarily to the expiration in early 1993 of subleases of buses and related amortization of deferred intercompany and sale-leaseback profit.

INTEREST EXPENSE. Interest expense was down $6.1 million from that in 1992, due primarily to lower short-term interest rates and the prepayment of certain high-coupon, fixed-rate debt at the end of the third quarter of 1993.

1992 VS. 1991:
Revenues for 1992 were $2.9 billion, compared to $2.8 billion in 1991.

Income from continuing operations before restructuring and other charges described below, was $94.2 million, or $2.21 per share, compared with $80.6 million, or $1.99 per share, in 1991. After restructuring and other charges of $19.8 million, or $0.47 per share, Dial had income from continuing operations of $74.4 million, or $1.74 per share, for the year, compared with $25.8 million, or $0.62 per share, in 1991 after restructuring and other charges and spin-off transaction costs of $54.9 million, or $1.37 per share.

Year ended December 31,                                        1992          1991
                                                       ------------   ------------
INCOME FROM CONTINUING OPERATIONS (000 omitted):
     BEFORE RESTRUCTURING AND OTHER CHARGES            $     94,151   $    80,626
     Restructuring and other charges and, in 1991,
       spin-off transaction costs                           (19,800)      (54,871)
                                                       ------------   ------------

     INCOME FROM CONTINUING OPERATIONS                 $     74,351   $    25,755
                                                       ============   ============

INCOME PER COMMON SHARE FROM
  CONTINUING OPERATIONS (dollars):
     BEFORE RESTRUCTURING AND OTHER CHARGES            $       2.21   $      1.99
     Restructuring and other charges and, in 1991,
       spin-off transaction costs                             (0.47)        (1.37)
                                                       ------------   ------------
     INCOME PER COMMON SHARE FROM
       CONTINUING OPERATIONS                           $       1.74   $      0.62
                                                       ============   ============

The adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") was mandatory for all U.S. public companies beginning in 1993. The statement requires recognition of liabilities for postretirement benefits other than pensions over the period that services are provided by employees, but does not change the pattern of cash payments for such benefits. Dial adopted the new standard in 1992, and recorded the cumulative effect of such initial application rather than amortizing such amount over 20 years, as permitted by the statement. Accordingly, results for 1992 include a one-time charge as of January 1, 1992, for the cumulative effect of the initial application of SFAS No. 106 of $110.7 million (after-tax), or $2.64 per share, and an ongoing annual expense increase of $9.1 million (after-tax), or $0.22 per share.

RESTRUCTURING AND OTHER CHARGES. Dial recorded restructuring and other charges of $19.8 million (after-tax), or $0.47 per share, in the fourth quarter of 1992, attributable to the Travel and Leisure and Payment Services Group, primarily to provide for termination of an unfavorable airport concession contract and related matters, and to provide for costs to reposition the cruise line to compete more effectively in the Caribbean market.

In the fourth quarter of 1991, Dial provided for restructuring and other charges and spin-off transaction costs of $54.9 million (after-tax), or $1.37 per share. Of this amount, $26 million (after-tax) was charged to the Travel and Leisure and Payment Services Group primarily to provide for estimated losses on an unfavorable airport concession contract and for losses as a result of the bankruptcy of a large money order agent in its payment services subsidiary. The remaining provision of $28.9 million (after-tax) was made primarily to provide for transaction costs arising from the spin-off of GFC Financial and for certain income tax matters related to prior years.

CONSUMER PRODUCTS. The Consumer Products Group reported a $78.9 million increase in revenues over 1991 amounts, and before the $6.8 million ongoing expense increase for 1992 resulting from the adoption of SFAS No. 106, operating income increased $14.8 million over 1991 amounts. The following comments exclude the effects of the ongoing expense increase for 1992 resulting from the adoption of SFAS No. 106.

Revenues and operating income of the Personal Care Division were up $58.9 million and $7 million, respectively, from those of 1991. The increases were due primarily to strong sales volume performance for Dial Soap and Liquid Dial.

The Food Division revenues declined $25.9 million from those of 1991, due primarily to new pricing strategies for microwaveables to adopt everyday low prices, increased competition in the microwaveable meals category and lower meat prices. Operating income of the Food Division increased $3.2 million as the decline in revenues was offset by lower ingredient costs and other efficiencies.

Household and Laundry Division revenues and operating income increased $33.3 million and $7.7 million, respectively, due to increased sales of higher margin detergent products.

International revenues increased $12.6 million while operating income decreased $3.1 million from 1991 amounts. The decline in operating results was due primarily to expansion and product introduction costs.

SERVICES. Combined Services companies reported a $32.7 million decrease in revenues from those of 1991 due primarily to the sale of most airport concession operations in late September 1992. Excluding the effects of $30 million and $40 million of restructuring and other charges in 1992 and 1991, respectively, and before the $1 million, $700,000 and $1.5 million expense increases for Airline Catering and Other Food Services, Convention Services, and Travel and Leisure and Payment Services, respectively, for 1992 resulting from the adoption of SFAS No. 106, combined Services operating income increased $11.6 million over 1991 amounts. The following comments exclude the effects of restructuring and other charges and the ongoing expense increase for 1992 resulting from the adoption of SFAS No. 106.

  AIRLINE CATERING AND OTHER FOOD SERVICES. Revenues of the Airline Catering and Other Food Services Group were down $19.8 million, while operating income increased $6.3 million from 1991. Airline catering revenues and operating income were up $27.5 million and $5.5 million, respectively, primarily as a result of new customers and growth from existing customers, aided in part by the traffic increase from the air fare discounts in the summer of 1992. Contract food service revenues declined $47.3 million, while operating income increased $800,000. The sale or closure of unprofitable locations in 1992 contributed to the reduction in contract food revenues.

  CONVENTION SERVICES. Revenues and operating income of the Convention Services Group increased $25.9 million and $4.2 million, respectively, due primarily to growth in existing convention show services, new customers and somewhat improved margins.

  TRAVEL AND LEISURE AND PAYMENT SERVICES. Revenues for the Travel and Leisure and Payment Services Group declined $38.8 million and operating income increased $1.1 million from 1991 amounts. The decline in revenues was attributable primarily to the sale, in late September, of most of Dial's food and merchandise airport terminal concession operations. Food and merchandise airport terminal concession and related operations revenues declined $41.8 million due to the September sale, while operating income was up $10.8 million from the prior year, aided by increased traffic from summer air fare discounts up to the sale date.

Aircraft fueling and other ground-handling services revenues and operating income increased $8.2 million and $1 million, respectively, due to new customers and growth from existing customers.

Revenues and operating income of the transportation services companies were down $16.2 million and $2.2 million, respectively, from those of 1991, reflecting a decrease in ridership as the stagnant Canadian economy continued to lag behind the U.S. recovery. Cost reduction programs helped limit the decline in operating income.

Cruise revenues increased $1.4 million from those of 1991 due primarily to increased onboard revenues, offset partially by lower passenger counts and per diems. Deep discounting in selling prices, resulting from continued sluggish demand, contributed to lower per diems. The heavy discounts in selling prices and higher promotional costs accounted for the $1 million decrease in operating income from that of 1991.

Travel tour service revenues and operating income increased $6.7 million and $2.3 million, respectively, from 1991 results due primarily to the full-year inclusion of Crystal Holidays Limited which was acquired in mid-1991. In addition, 1991 results were depressed due to the Persian Gulf War and its aftereffects.

Duty Free and shipboard concession revenues and operating income were up $8.9 million and $600,000, respectively, from those in 1991 as airport terminal traffic increased and the revenue per passenger on vessels where duty free shops are operated increased.

Payment service revenues were down $6 million due primarily to lower revenue on investments, money order fees and gains on sale of investments. Operating income was about even with that of 1991 as lower revenues were offset by lower expenses, due primarily to lower provisions for credit losses.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET. Before the
$4.4 million ongoing expense increase for 1992 resulting from the adoption of SFAS No. 106, unallocated corporate expense and other items, net, decreased $500,000 from that of 1991.

INTEREST EXPENSE. Interest expense was down $700,000 from that in 1991, due primarily to lower short-term interest rates and the repayment of certain higher cost debt, partially offset by higher average short-term borrowings of commercial paper and promissory notes. Also, the 1991 period had benefited from a reduction of interest previously accrued for a federal tax audit.

LIQUIDITY AND CAPITAL RESOURCES:
Dial's total debt at December 31, 1993 was $636 million compared to $707 million at December 31, 1992. The debt to capital ratio was 0.55 to 1 and 0.62 to 1 at December 31, 1993 and December 31, 1992, respectively. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

During the third quarter of 1993, Dial utilized the proceeds from the sale of MCII to repurchase approximately 1,000,000 shares of common stock on the open market and to reduce outstanding short-term debt. Dial also prepaid $187 million principal amount of long-term, fixed-rate debt having a weighted average interest rate of 10%. These prepayments resulted in an extraordinary charge for early extinguishment of debt of $21.9 million (net of tax benefit of $11.8 million).

During 1993, Dial filed a $300 million Senior Debt Securities Shelf Registration with the Securities and Exchange Commission under which Dial could issue senior notes for various amounts and at various rates and maturities. During 1993, Dial issued $230 million of debt under the program with maturities of five to eleven years. Subsequent to December 31, 1993, Dial issued the remaining $70 million of debt under the senior note program with maturities of six to fifteen years.

With respect to working capital, in order to minimize the effects of borrowing costs on earnings, Dial strives to maintain current assets (principally cash, inventories and receivables) at the lowest practicable levels while at the same time taking advantage of the payment terms offered by trade creditors. These efforts notwithstanding, working capital requirements will fluctuate significantly from seasonal factors as well as changes in levels of receivables and inventories caused by numerous business factors.

Dial satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit) and the sale of receivables. Short-term borrowings are supported by long-term revolving bank credit agreements or short-term lines of credit. At December 31, 1993, Dial had a $500 million long-term revolving credit line in place, of which $257 million was being used to support $225 million of commercial paper and promissory notes and the guarantee of a $32 million ESOP loan. Dial's subsidiaries have agreements to sell $115 million of accounts receivable under which the purchaser has agreed to invest collected amounts in new purchases, providing a stable level of purchased accounts. The commitments to purchase accounts receivable, which are fully utilized, mature in January of each year, but are expected to be extended annually by mutual agreement. The agreements are currently extended to January 1995.

As discussed in Note I of Notes to Consolidated Financial Statements, in September 1992, Dial sold 5,245,900 shares of treasury stock to The Dial Corp Employee Equity Trust (the "Trust") at $38.125 per share. This Trust is being used to fund certain existing employee compensation and benefit plans over the scheduled 15-year term of the Trust. The Trust acquired the shares of common stock from Dial for a promissory note valued at $200 million at the date of sale. Proceeds from sales of shares released by the Trust are used to repay Dial's note and thereby satisfy benefit obligations. At December 31, 1993, a total of 3,923,933 shares remained in the Trust and are available to fund future benefit obligations.

Capital spending has been reduced by obtaining, where appropriate, equipment and other property under operating leases. Dial's capital asset needs and working capital requirements are expected to be financed primarily with internally generated funds. Generally, cash flows from operations and the proceeds from the sale of businesses during the past three years along with increased proceeds from the exercise of stock options have been sufficient to finance capital expenditures, the purchase of businesses and cash dividends to shareholders. Dial expects these trends to continue with operating cash flows and proceeds from stock issuances generally being sufficient to finance its business. Should financing requirements exceed such sources of funds, Dial believes it has adequate external financing sources available to cover any such shortfall.

As indicated in Note L of Notes to Consolidated Financial Statements, although Dial has paid the minimum funding required by applicable regulations, certain pension plans remain underfunded while others are overfunded. The deficiency in funding of the underfunded plans is expected to be reduced through the payment of the minimum funding requirement over a period of several years. Unfunded pension and other postretirement benefit plans require payments over extended periods of time. Such payments are not likely to materially affect Dial's liquidity.

As of December 31, 1993, Dial has recorded U.S. deferred income tax benefits under SFAS No. 109 totaling $170 million, which Dial believes to be fully realizable in future years. The realization of such benefits will require average annual taxable income over the next 15 years (the current Federal loss carryforward period) of approximately $30 million. Dial's average U.S. pretax reported income, exclusive of nondeductible goodwill amortization but after deducting restructuring and other charges, over the past three years has been approximately $113 million. Furthermore, approximately $112 million of the deferred income tax benefits relate to pensions and other postretirement benefits which will become deductible for income tax purposes as they are paid, which will occur over many years.

Dial is subject to various environmental laws and regulations of the United States as well as of the states in whose jurisdictions Dial operates. As is the case with many companies, Dial faces exposure to actual or potential claims and lawsuits involving environmental matters. Dial believes that any liabilities resulting therefrom should not have a material adverse effect on Dial's financial position or results of operations.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS:
In November 1993, Dial announced the finalization of an agreement to purchase 15 in-flight catering kitchens from United Airlines. Dial purchased the first four kitchens on December 30, with the remaining kitchens expected to be phased-in during the first and second quarters of 1994. In February 1994, Dial announced that it had reached an agreement to acquire the assets of Steels Aviation Services Limited, a British airline caterer that operates four airline catering kitchens in England and Scotland. Management anticipates financing the acquisitions through cash flow from operations and long-term debt.

The business outlook holds many uncertainties. Proposed legislation, health care costs, interest rates, tax law changes, environmental issues, competitive pressures from within the marketplace and the unpredictable economic environment, will all affect the growth and future of Dial. Dial remains aggressive in its commitment to monitor and reduce costs and expenses, positioning Dial to continue to produce positive results in the years ahead.

THE DIAL CORP CONSOLIDATED BALANCE SHEET

December 31,  (000 omitted)                                    1993           1992
                                                       ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $     10,659   $     43,917
  Receivables, less allowance of
     $22,597 and $28,708                                    199,996        126,536
  Inventories                                               216,837        167,930
  Deferred income taxes                                      46,373         46,142
  Other current assets                                       43,082         29,963
                                                       ------------   ------------
                                                            516,947        414,488
  Funds and agents' receivables
     restricted for payment service
     obligations, after eliminating
     $65,000 invested in Dial commercial paper              535,657        653,102
                                                       ------------   ------------
  Total current assets                                    1,052,604      1,067,590
Investments restricted for
 payment service obligations                                574,094        376,078
Property and equipment                                      740,724        648,694
Other investments and assets                                 59,757         79,202
Investment in discontinued operations                                      248,664
Deferred income taxes                                       124,096        137,863
Intangibles                                                 729,813        598,907
                                                       ------------   ------------
                                                       $  3,281,088   $  3,156,998
                                                       ============   ============

December 31,  (000 omitted)                                    1993           1992
                                                       ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                                $      8,935    $     2,492
  Accounts payable                                          248,975        190,895
  Accrued compensation                                       69,060         69,186
  Other current liabilities                                 272,430        241,088
  Current portion of long-term debt                           2,295         20,936
                                                       ------------   ------------
                                                            601,695        524,597
  Payment service obligations                             1,147,063      1,085,042
                                                       ------------   ------------
  Total current liabilities                               1,748,758      1,609,639
Long-term debt                                              624,662        683,683
Pension and other benefits                                  295,656        310,114
Other deferred items and insurance reserves                  99,834        118,886
Commitments and contingent liabilities
  (Notes B, I, M, N and O)
Minority interests                                           35,866         37,661
$4.75 Redeemable preferred stock                              6,624          6,620
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     48,554,362 shares issued                                72,832         72,832
  Additional capital                                        378,814        390,790
  Retained income                                           304,481        234,655
  Cumulative translation adjustments                         (9,889)       (11,341)
  Unearned employee benefits related to:
     Employee Equity Trust                                 (158,429)      (211,571)
     Guarantee of ESOP debt                                 (31,511)       (33,584)
  Common stock in treasury, at cost,
     2,536,354 and 1,647,493 shares                         (86,610)       (51,386)
                                                       ------------   ------------
  Total common stock and other equity                       469,688        390,395
                                                       ------------   ------------
                                                       $  3,281,088   $  3,156,998
                                                       ============   ============

See Notes to Consolidated Financial Statements.

THE DIAL CORP STATEMENT OF CONSOLIDATED INCOME

Year ended December 31,
  (000 omitted, except per share data)                      1993           1992           1991
                                                    ------------   ------------   ------------
REVENUES                                            $  3,000,342   $  2,874,088   $  2,827,849
                                                    ------------   ------------   ------------

Costs and expenses:
  Costs of sales and services                          2,725,049      2,621,372      2,591,571
  Restructuring and other charges                                        30,000         64,000
  Unallocated corporate expense
     and other items, net                                 50,061         43,519         39,587
  Interest expense                                        49,965         56,049         56,768
  Minority interests                                       3,618          2,814          3,543
                                                    ------------   ------------   ------------
                                                       2,828,693      2,753,754      2,755,469
                                                    ------------   ------------   ------------
Income before income taxes                               171,649        120,334         72,380
Income taxes                                              61,376         45,983         46,625
                                                    ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS                        110,273         74,351         25,755
Income (loss) from discontinued operations                32,120        (45,125)       (83,363)
                                                    ------------   ------------   ------------
Income (loss) before extraordinary charge
  and cumulative effect of change in
  accounting principle                                   142,393         29,226        (57,608)

Extraordinary charge for early
  retirement of debt, net of
  tax benefit of $11,833                                 (21,908)

Cumulative effect, net of tax benefit
  of $63,542, to January 1, 1992, of
  initial application of SFAS No. 106,
  "Employers' Accounting for Postretirement
  Benefits Other Than Pensions"                                        (110,741)
                                                    ------------   ------------   ------------

NET INCOME (LOSS)                                   $    120,485   $    (81,515)  $    (57,608)
                                                    ============   ============   ============

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                             $       2.56   $       1.74   $       0.62
  Discontinued operations                                   0.75          (1.07)         (2.09)
                                                    ------------   ------------   ------------

  Income (loss) before extraordinary
     charge and cumulative effect of
     change in accounting principle                         3.31           0.67          (1.47)
  Extraordinary charge                                     (0.51)
  Cumulative effect to January 1, 1992,
     of initial application of SFAS No. 106                               (2.64)
                                                    ------------   ------------   ------------

NET INCOME (LOSS) PER COMMON SHARE                  $       2.80   $      (1.97)  $      (1.47)
                                                    ============   ============   ============

Dividends declared per common share                 $       1.12   $       1.19   $       1.40
                                                    ============   ============   ============
Average outstanding common
  and equivalent shares                                   42,703         42,013         39,911
                                                    ============   ============   ============

See Notes to Consolidated Financial Statements.


THE DIAL CORP STATEMENT OF CONSOLIDATED CASH FLOWS

Year ended December 31,  (000 omitted)                      1993           1992           1991
                                                    ------------   ------------   ------------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net income (loss)                                   $    120,485   $    (81,515)  $    (57,608)
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operations:
     Depreciation and amortization                       100,160        100,935         97,016
     Deferred income taxes                                35,943         18,915         (3,521)
     Extraordinary charge for early
       retirement of debt                                 21,908
     Cumulative effect of change in accounting
       principle                                                        110,741
     Restructuring and other charges                                     30,000         64,000
     (Income) loss from
       discontinued operations                           (32,120)        45,125         83,363
     (Gain) loss on sale of businesses
       and property                                       (2,128)           310         (3,968)
     Other noncash items, net                             25,752         15,059         (5,538)
     Change in operating assets
      and liabilities:
       Receivables                                       (49,657)        19,764        (30,097)
       Inventories                                       (29,692)        (4,859)         3,213
       Payment service assets
         and obligations, net                            (41,717)       (38,425)        10,693
       Accounts payable and accrued
         compensation                                     31,825        (22,692)            62
       Other current liabilities                             539        (78,222)       (56,163)
       Other assets and liabilities, net                 (11,991)       (38,369)        29,020
                                                    ------------   ------------   ------------
Net cash provided by operating activities                169,307         76,767        130,472
                                                    ------------   ------------   ------------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Capital expenditures                                    (114,624)      (109,131)      (126,260)
Acquisitions of businesses and
  other assets, net of cash acquired                    (216,787)        (7,192)       (34,495)
Proceeds from sale of shares of the
  Transportation Manufacturing and
  Service Parts Group                                    245,700
Proceeds from sale of businesses and property             19,459         54,891         24,777
Investment in and advances from
  discontinued operations, net                            35,084       (138,563)        27,641
Other, net                                                  (288)          (347)        (2,155)
                                                    ------------   ------------   ------------
Net cash used by investing activities                    (31,456)      (200,342)      (110,492)
                                                    ------------   ------------   ------------

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
Proceeds from long-term borrowings                       229,358
Payments on long-term borrowings                        (196,611)       (21,557)       (83,435)
Extraordinary charge for early
  retirement of debt                                     (21,908)
Net change in short-term borrowings                     (105,338)       178,255         94,740
Dividends on common and preferred stock                  (48,345)       (50,180)       (56,597)
Proceeds from sale of treasury stock                      43,286         57,949         27,932
Common stock purchased for treasury                      (38,642)          (417)        (1,921)
Net change in receivables sold                                           26,800         (5,200)
Proceeds from interest rate swaps                                                       38,257
Cash payments on interest rate swaps                     (32,909)       (37,027)       (38,250)
                                                    ------------   ------------   ------------
Net cash provided (used) by
  financing activities                                  (171,109)       153,823        (24,474)
                                                    ------------   ------------   ------------

Net increase (decrease) in cash
  and cash equivalents                                   (33,258)        30,248         (4,494)
Cash and cash equivalents, beginning of year              43,917         13,669         18,163
                                                    ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR              $     10,659   $     43,917   $     13,669
                                                    ============   ============   ============

See Notes to Consolidated Financial Statements.

THE DIAL CORP STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER EQUITY

Year ended December 31, (000 omitted)                          1993           1992           1991
                                                       ------------   ------------   ------------
COMMON STOCK:
Balance, beginning and end of year                     $     72,832   $     72,832   $     72,832
                                                       ============   ============   ============

ADDITIONAL CAPITAL:
Balance, beginning of year                             $    390,790   $    326,724   $    326,127
Treasury shares issued in connection
  with employee benefit plans                                (5,300)         2,294           (876)
Net change in unamortized amount
  of restricted stock                                         2,063          1,195          1,473
Treasury shares sold to Employee Equity Trust                               38,007
Employee Equity Trust adjustment to market value             (8,723)        19,020
Treasury shares sold to ESOP                                                 1,701
Other, net                                                      (16)         1,849
                                                       ------------   ------------   ------------
Balance, end of year                                   $    378,814   $    390,790   $    326,724
                                                       ============   ============   ============

RETAINED INCOME:
Balance, beginning of year                             $    234,655   $    832,539   $    946,030
Net income (loss)                                           120,485        (81,515)       (57,608)
Dividends on common and preferred stock                     (48,345)       (50,180)       (56,597)
SFAS No. 87 Employers' Accounting
  for Pensions adjustment                                    (2,966)          (269)           710
Distribution of GFC Financial
  to Dial stockholders                                                    (467,291)
Other, net                                                      652          1,371              4
                                                       ------------   ------------   ------------
Balance, end of year                                   $    304,481   $    234,655   $    832,539
                                                       ============   ============   ============

CUMULATIVE TRANSLATION ADJUSTMENTS:
Balance, beginning of year                             $    (11,341)  $      2,083   $      4,809
Unrealized translation loss                                    (279)       (20,226)        (2,726)
Distribution of GFC Financial
  to Dial stockholders                                                       6,802
Disposition of Transportation Manufacturing
  and Service Parts Group                                     1,731
                                                       ------------   ------------   ------------
Balance, end of year                                   $     (9,889)  $    (11,341)  $      2,083
                                                       ============   ============   ============

UNEARNED EMPLOYEE BENEFITS RELATED
  TO EMPLOYEE EQUITY TRUST:
Balance, beginning of year                             $   (211,571)  $          -   $          -
Unearned employee benefits                                                (200,000)
Employee benefits funded                                     44,419          7,449
Adjustment to market value                                    8,723        (19,020)
                                                       ------------   ------------   ------------
Balance, end of year                                   $   (158,429)  $   (211,571)  $          -
                                                       ============   ============   ============

UNEARNED EMPLOYEE BENEFITS RELATED
  TO GUARANTEE OF ESOP DEBT:
Balance, beginning of year                             $    (33,584)  $    (35,414)  $    (37,486)
Employee benefits earned                                      2,073          1,830          2,072
                                                       ------------   ------------   ------------
Balance, end of year                                   $    (31,511)  $    (33,584)  $    (35,414)
                                                       ============   ============   ============

COMMON STOCK IN TREASURY:
Balance, beginning of year                             $    (51,386)  $   (258,043)  $   (284,930)
Purchase of shares                                          (38,642)          (417)        (1,921)
Shares issued in connection
  with employee benefit plans                                 4,167         38,078         28,808
Shares sold to Employee Equity Trust                                       161,993
Shares sold to ESOP                                                          8,430
Other, net                                                     (749)        (1,427)
                                                       ------------   ------------   ------------
Balance, end of year                                   $    (86,610)  $    (51,386)  $   (258,043)
                                                       ============   ============   ============

COMMON STOCK AND OTHER EQUITY                          $    469,688   $    390,395   $    940,721
                                                       ============   ============   ============

See Notes to Consolidated Financial Statements.

THE DIAL CORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1993, 1992 and 1991

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION-The consolidated financial statements of The Dial Corp and subsidiaries ("Dial") include the accounts of Dial and all of its subsidiaries. Dial sold its Transportation Manufacturing and Service Parts Group in 1993 and spun-off GFC Financial
Corporation ("GFC Financial") in 1992. The Transportation
Manufacturing and Service Parts Group and GFC Financial are presented as discontinued operations for all periods. Such dispositions are discussed further in Note D of Notes to Consolidated Financial Statements.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles. Intercompany accounts and transactions between Dial and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform to 1993 classifications. Described below are those accounting policies particularly significant to Dial, including those selected from acceptable alternatives.

CASH EQUIVALENTS-Dial considers all highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

INVENTORIES-Generally, inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

PROPERTY AND EQUIPMENT-Property and equipment are stated at cost.

Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings                                              2% to 5%
Machinery and other equipment                          5% to 33%
Leasehold improvements                                 Lesser of lease term
                                                         or useful life

INVESTMENTS RESTRICTED FOR PAYMENT SERVICE
OBLIGATIONS-Investments restricted for payment service obligations include U.S. Treasury and Government agency securities, obligations of states and political subdivisions, debt securities issued by foreign governments, corporate securities, a corporate note and other debt securities due beyond one year. These investments are stated at amortized cost, or at estimated realizable value when there is other than temporary impairment of value.

Marketable equity securities (common and preferred stocks) are stated at the lower of aggregate cost or market. A valuation allowance, representing the excess of cost over market of equity securities, is included as a reduction of common stock and other equity. The cost of investment securities sold is determined using the specific identification method. Realized gains and losses on the disposition of investment securities and adjustments to reflect other than temporary impairment of the value of investment securities are reflected in income.

INTANGIBLES-Intangibles (primarily goodwill) are carried at cost less accumulated amortization of $113,453,000 at December 31,1993 and $99,602,000 at December 31, 1992. Intangibles of $166,688,000, which arose prior to October 31, 1970, are not being amortized. Intangibles arising after October 31, 1970 are amortized on the straight-line method over the periods of expected benefit, but not in excess of 40 years. Dial evaluates the possible impairment of goodwill and other intangible assets at each reporting period based on the undiscounted projected operating income of the related business unit.

INCOME TAXES-Income taxes are provided based upon the provisions of SFAS No. 109, "Accounting for Income Taxes," which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

PENSION AND OTHER BENEFITS-Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

Dial has defined benefit postretirement plans that provide medical and life insurance for eligible retirees and dependents.
Until 1992, the cost of these benefits was generally expensed as claims were incurred.

Effective January 1, 1992, Dial adopted the method of accounting for postretirement benefits other than pensions prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires recognition of liabilities for such benefits over the period that services are provided by employees. Dial elected to record the cumulative effect of initial application of SFAS No. 106 rather than amortizing such amount over 20 years as permitted by the standard. See Note L of Notes to Consolidated Financial Statements for further information.

NET INCOME (LOSS) PER COMMON SHARE-Net income (loss) per common share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share. The average outstanding common and equivalent shares does not include 3,923,933 and 5,033,565 shares held by the Employee Equity Trust (the "Trust") at December 31, 1993 and 1992, respectively. Shares held by the Trust are not considered outstanding for net income
(loss) per share calculations until the shares are released from the Trust.

B. ACQUISITIONS OF BUSINESSES AND OTHER ASSETS

Net cash paid, assets acquired and debt and other liabilities assumed in all acquisitions were as follows:

(000 omitted)                                   1993           1992          1991
                                        ------------   ------------   ------------
Assets acquired:
  Before intangibles                    $    140,468   $      9,488   $    11,935
  Intangibles                                142,724                       34,824
Debt and other liabilities assumed           (66,405)        (2,296)      (12,264)
                                        ------------   ------------   ------------
Net cash paid                           $    216,787   $      7,192   $    34,495
                                        ============   ============   ============

During 1993, Dial purchased the Renuzit line of air fresheners and three convention services companies.

In November 1993, Dial announced the finalization of an agreement to purchase 15 in-flight catering kitchens from United Airlines. Dial purchased the first four kitchens on December 30, 1993. The remaining kitchens are expected to be phased-in during 1994, at a purchase price of approximately $111,000,000.

In December 1993, Dial acquired the remaining 49% interest in a joint venture which constructed an office building in Phoenix, Arizona, that serves as its corporate headquarters complex.

Acquisitions of businesses were accounted for as purchases and the results of their operations have been included in the Statement of Consolidated Income from the dates of acquisition. The results of operations of the acquired companies from the beginning of the year to the dates of acquisition are not material.

C. RESTRUCTURING AND OTHER CHARGES-CONTINUING OPERATIONS

Dial recorded restructuring and other charges of $30,000,000 ($19,800,000 after-tax, or $0.47 per share) in the fourth quarter of 1992, attributable to the Travel and Leisure and Payment Services Group primarily to provide for termination of an unfavorable airport concession contract and related matters, and to provide for costs to reposition the cruise line to compete more effectively in the Caribbean market.

In the fourth quarter of 1991, Dial provided for restructuring and other charges and spin-off transaction costs of $64,000,000 ($54,871,000 after-tax, or $1.37 per share). Of this amount, $40,000,000 ($25,971,000 after-tax) was charged to the Travel and Leisure and Payment Services Group primarily to provide for estimated losses on an unfavorable airport concession contract and for losses as a result of the bankruptcy of a large money order agent in its payment services subsidiary. The remaining provision of $24,000,000 ($28,900,000 after-tax) was made primarily to provide for transaction costs arising from the spin-off of GFC Financial and for certain income tax matters related to prior years.

Such restructuring and other charges and spin-off transaction costs are summarized below:

(000 omitted)                                                  1992          1991
                                                       ------------   ------------
Travel and Leisure and Payment Services                $     30,000   $    40,000
Corporate                                                                  10,000
Transaction costs                                                          14,000
                                                       ------------   ------------
  Total pretax charges                                       30,000        64,000
Income tax benefit                                          (10,200)      (17,429)
Tax provision related to prior years                                        8,300
                                                       ------------   ------------
  Total after-tax charges                              $     19,800   $    54,871
                                                       ============   ============

D. DISCONTINUED OPERATIONS AND DISPOSITIONS

On August 12, 1993, Dial sold, through an initial public offering, 20 million shares of common stock of MCII, pursuant to an underwriting agreement dated August 4, 1993. Transportation Manufacturing Operations, Inc., Dial's Transportation Manufacturing and Service Parts subsidiary, was transferred to MCII in connection with the public offering of MCII shares. The disposition of MCII, the sale of the Canadian transit bus manufacturing business in June 1993, and the liquidation, completed in early 1993, of a trailer manufacturing and transport services company, concluded the disposal of the Transportation Manufacturing and Service Parts Group.

At a special meeting on March 3, 1992, shareholders of Dial approved the spin-off of GFC Financial, which comprised Dial's commercial lending and mortgage insurance subsidiaries. As a result of the spin-off, the holders of common stock of Dial received a Distribution (the "Distribution") of one share of common stock of GFC Financial for every two shares of Dial common stock.

In connection with the dispositions, special charges to earnings were made in 1992 and 1991 to cover restructuring of certain operations, provisions against Latin American and other loans, certain tax, spin-off transaction and other costs and, in 1993 and 1991, provisions related primarily to previously discontinued businesses. In addition, Greyhound Lines, Inc., which was sold in 1987 and filed for bankruptcy on June 4, 1990 as the result of a work stoppage and strike-related violence, emerged from bankruptcy in late 1991, resulting in a partial reversal of a loss provision made in 1990.

The caption "Income (loss) from discontinued operations" in the Statement of Consolidated Income for the years ended December 31 includes the following:

(000 omitted)                                   1993           1992          1991
                                        ------------   ------------   ------------
Income (loss) from operations:
  Transportation Manufacturing
     and Service Parts Group,
     net of tax provision
     (benefit) of $7,685, ($17,666),
     and ($5,191) (1)                   $     10,193   $    (46,364)  $   (14,892)
  GFC Financial, net of tax
     provision of $1,798 and
     $14,833 (2)                                              5,498       (52,471)
Gain on sale of Transportation
  Manufacturing and Service
  Parts Group, net of tax
  provision of $47,393                        40,151
Cumulative effect, net of tax
  benefit of $2,458, to
  January 1, 1992 of initial
  application of SFAS No. 106                                (4,259)
Provisions related to previously
  discontinued businesses,
  net of tax benefit of
  $7,776 and $36,065                         (18,224)                     (44,668)
Reversal of excess portion of
  Greyhound Lines 1990 loss
  provision, net of tax
  provision of $14,768                                                     28,668
                                        ------------   ------------   ------------
                                        $     32,120   $    (45,125)  $   (83,363)
                                        ============   ============   ============


(1) After deducting restructuring and other charges of $59,400,000 (after-tax) and $26,400,000 (after-tax) in 1992 and 1991, respectively.
(2) After deducting restructuring and other charges of $82,729,000 (after-tax) in 1991.

Businesses, other than those described above, with aggregate net assets of $48,584,000 and $3,713,000 were sold in 1992 and 1991, respectively.

E. INVENTORIES

Inventories at December 31 consisted of the following:

(000 omitted)                                                  1993          1992
                                                       ------------   ------------
Raw materials                                          $     42,056   $    25,370
Work in process                                              13,930        13,166
Finished goods and supplies                                 160,851       129,394
                                                       ------------   ------------
Inventories                                            $    216,837   $   167,930
                                                       ============   ============

F. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of the following:

(000 omitted)                                                  1993          1992
                                                       ------------   ------------
Land                                                   $     76,577   $    67,594
Buildings and leasehold improvements                        333,761       296,206
Machinery and other equipment                               897,391       790,642
                                                       ------------   ------------
                                                          1,307,729     1,154,442
Less accumulated depreciation                               567,005       505,748
                                                       ------------   ------------
Property and equipment                                 $    740,724   $   648,694
                                                       ============   ============

G. SHORT-TERM DEBT

Dial satisfies its short-term borrowing requirements with bank lines of credit and by the issuance of commercial paper and promissory notes.

At December 31, 1993, outstanding commercial paper and promissory notes were supported by $500,000,000 of credit commitments available under a long-term revolving bank credit agreement. At December 31, 1993, $256,666,000 of the long-term revolving bank credit supported $224,666,000 of commercial paper and promissory notes, and the guarantee of a $32,000,000 ESOP loan.

Dial's foreign subsidiaries also maintain short-term bank lines in various currencies, which amount to approximately $12,269,000, of which $2,335,000 was outstanding at December 31, 1993. The short-term bank lines are subject to annual renewal and, in most instances, can be withdrawn at any time at the option of the banks.

The following information pertains to Dial's commercial paper and promissory notes (classified as long-term debt) and other short-term debt:


                                           Weighted                                      Weighted
                                            Average         Maximum        Average        Average
                                           Interest          Amount         Amount       Interest
                                               Rate     Outstanding    Outstanding           Rate
                           Balance at        at End          During         During         During
(000 omitted)             End of Year   of Year (1)            Year           Year       Year (1)
                          -----------   -----------     -----------    -----------    -----------
1993:
Commercial paper         $     58,666           3.6%   $    261,229   $    158,227           3.4%
Short-term borrowings
 from banks                   174,935           3.8%        357,885        225,509           3.7%

1992:
Commercial paper              122,043           4.2%        229,422        168,156           4.2%
Short-term borrowings
 from banks                   216,896           4.2%        272,277        211,961           4.2%

1991:
Commercial paper               92,191           6.2%        226,775        143,190           6.5%
Short-term borrowings
 from banks                    68,493           5.4%        172,695         88,273           6.3%


(1)  Exclusive of the cost of maintaining compensating balances and commitment fees on long-term revolving bank credit used to support such borrowings and the effects of interest rate swap agreements, as set forth in Note N of Notes to
     Consolidated Financial Statements.

H. LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(000 omitted)                                                  1993          1992
                                                       ------------   ------------
Senior debt:
  Short-term borrowings supported by
     long-term revolving bank credit:
       Commercial paper (net of $65,000 issued
         to Dial's payment services subsidiary)        $     58,666   $   122,043
       Promissory notes                                     166,000       214,404
  Senior notes, 5.8% weighted
     average interest rate, due to 2004                     279,390       139,216
  Guarantee of ESOP debt, floating
     rate indexed to LIBOR, 2.9% at
     December 31, 1993, due to 2009                          32,000        34,000
  Real estate mortgages and other obligations,
     4.8% weighted average interest
     rate, due to 2014                                       13,984        44,956
                                                       ------------   ------------
                                                            550,040       554,619

Subordinated debt, 10.5%
  debentures, due 2006                                       76,917       150,000
                                                       ------------   ------------
                                                            626,957       704,619
Less current portion                                          2,295        20,936
                                                       ------------   ------------
Long-term debt                                         $    624,662   $   683,683
                                                       ============   ============

Interest paid in 1993, 1992 and 1991 was approximately $55,807,000, $59,962,000 and $69,218,000, respectively. As a result of Dial's management of its interest rate exposure through interest rate swap agreements as discussed further in Note N to the Consolidated Financial Statements, the effective interest rate on certain debt may differ from that disclosed above.

During the third quarter of 1993, Dial utilized the proceeds from the sale of MCII to repurchase approximately 1,000,000 shares of Dial's common stock on the open market and to reduce outstanding short-term debt. Dial also prepaid $187,250,000 principal amount of long-term, fixed-rate debt, having a weighted average interest rate of 10%. These prepayments resulted in an extraordinary charge (after-tax) of $21,908,000.

During 1993, Dial filed a $300,000,000 Senior Debt Securities Shelf Registration with the Securities and Exchange Commission under which Dial could issue senior notes for various amounts and at various rates and maturities. During 1993, Dial issued $230,000,000 of debt under the program with maturities of five to eleven years with a weighted average interest rate of 6.2%. Subsequent to December 31, 1993, Dial issued the remaining $70,000,000 of debt under the senior note program with maturities of six to fifteen years with a weighted average interest rate of 6.1%.

A long-term revolving bank credit is available from participating banks under an agreement which provides for a total credit of $500,000,000. Borrowings were available at December 31, 1993 on a revolving basis until June 30, 1997. Annually, at Dial's request and with the participating banks' consent, the terms of the agreement may be extended for a one-year period.

The interest rate applicable to borrowings under the agreement is, at Dial's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the period of the borrowing agreement. The agreement also provides for commitment fees. Such spreads and fees can change moderately should Dial's debt ratings change.

Dial, in the event that it becomes advisable, intends to exercise its right under the agreement to borrow for the purpose of refinancing short-term borrowings; accordingly, short-term borrowings totaling $224,666,000 and $336,447,000 at December 31, 1993 and 1992, respectively, have been classified as long-term debt.

Annual maturities of long-term debt due in the next five years will approximate $2,295,000 (1994), $22,185,000 (1995),
$32,167,000 (1996), $226,714,000 (1997) and $32,043,000 (1998).
Included in 1997 is $224,666,000 which represents the maturity of short-term borrowings assuming they had been refinanced utilizing the revolving credit facility and the term of the facility was not extended. However, Dial expects the term of the facility to be extended.

Canadian revolving credit loans are available to a Canadian
Services subsidiary from banks under agreements which provide for credit of $7,554,000.

Dial's long-term debt agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which Dial is in compliance.

I. PREFERRED STOCK AND COMMON STOCK AND OTHER EQUITY

At December 31, 1993, there were 48,554,362 shares of common stock issued and 46,018,008 shares outstanding. At December 31, 1993, 3,923,933 of the outstanding shares were held by The Dial
Corp Employee Equity Trust.

Dial has 442,352 shares of $4.75 Preferred Stock authorized, of which 388,352 shares are issued. The holders of the $4.75 Preferred Stock are entitled to a liquidation preference of $100 per share and to annual cumulative sinking fund redemptions of 6,000 shares. Dial presently holds 153,251 shares which will be applied to this sinking fund requirement; therefore, the 235,101 shares held by others are scheduled to be redeemed in the years 2019 to 2058. In addition, Dial has authorized 5,000,000 and 2,000,000 shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

Dial has one Preferred Stock Purchase Right ("Right") outstanding on each outstanding share of its common stock. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire Dial which is not believed by the Board of Directors to be in the best interest of shareholders. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. The Rights may be redeemed by Dial at $0.05 per Right prior to the time any person or group has acquired 20% or more of Dial's shares. Dial has reserved 1,000,000 shares of Junior Participating Preferred Stock for issuance in connection with the Rights.

During 1989, Dial arranged to fund its matching contributions to employees' 401k plans through a leveraged Employee Stock Ownership Plan ("ESOP"). All eligible employees of Dial and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

In June 1989, Dial sold 1,138,791 shares of treasury stock to the ESOP for $35.125 per share. In connection with the spin-off of GFC Financial in March 1992, the ESOP received one share of common stock of GFC Financial for every two shares of Dial common stock held by the ESOP. The ESOP subsequently sold the shares of GFC Financial on the open market and used the proceeds to purchase 273,129 shares of Dial's common stock. ESOP shares are treated as outstanding for net income (loss) per share calculations.

The ESOP borrowed $40,000,000 to purchase the 1,138,791 shares of treasury stock in 1989. The ESOP's obligation to repay this borrowing is guaranteed by Dial; therefore, the unpaid balance of the borrowing ($32,000,000 at December 31, 1993) has been reflected in the accompanying balance sheet as long-term debt and the amount representing unearned employee benefits has been recorded as a deduction from common stock and other equity. The liability is being reduced as the ESOP repays the borrowing, and the amount in common stock and other equity is being reduced as the employee benefits are charged to expense. The ESOP intends to repay the loan (plus interest) using Dial contributions and dividends received on the shares of common stock held by the ESOP. Information regarding ESOP transactions for the years ended December 31 is as follows:

(000 omitted)                                   1993           1992          1991
                                        ------------   ------------   ------------
Debt repayment                          $      2,000   $      2,000   $     2,000
Interest                                         946          1,199         1,949
Amounts received from Dial for:
  Dividends                                    1,244          1,295         1,348
  Capital contributions                        1,696          2,026         2,601

Shares are released for allocation to participants based upon the ratio of the year's principal and interest payments to the sum of the total principal and interest payments over the life of the plan. Expense of the ESOP is recognized based upon the greater of cumulative cash payments to the plan or 80% of the cumulative expense that would have been recognized under the shares allocated method, in accordance with Statement of Position 76-3, "Accounting for Certain Employee Stock Ownership Plans" and Emerging Issues Task Force Abstract No. 89-8, "Expense Recognition for Employee Stock Ownership Plans". Under this method, Dial has recorded expense of $1,782,000, $2,210,000 and $2,630,000 in 1993, 1992 and 1991, respectively.

ESOP shares at December 31 were as follows:

                                                               1993          1992
                                                          ---------     ---------
Allocated shares                                            349,534       268,560
Shares not committed for allocation                       1,062,386     1,143,360
                                                          ---------     ---------
                                                          1,411,920     1,411,920
                                                          =========     =========


In September 1992, Dial sold 5,245,900 shares of treasury stock to The Dial Corp Employee Equity Trust (the "Trust") for a promissory note valued at $200,000,000 ($38.125 per share). The Trust is being used to fund certain existing employee compensation and benefit plans over the scheduled 15-year term. Through December 31, 1993, the Trust had sold 1,321,967 shares to fund such benefits. The $200,000,000, representing unearned employee benefits, was recorded as a deduction from common stock and other equity, and is being reduced as employee benefits are funded.

At December 31, 1993, retained income of $75,687,000 was unrestricted as to payment of dividends by Dial.

J. STOCK OPTIONS

The Board of Directors approved and on March 3, 1992, the shareholders adopted the 1992 Stock Incentive Plan ("1992 Plan") for the grant of options and restricted stock to officers, directors and certain key employees. The Plan replaces the 1983 Stock Option and Incentive Plan ("1983 Plan"). No new awards will be made under the 1983 Plan except to provide for the adjustments hereafter described. In connection with the Distribution, each option, related Limited Stock Appreciation Right ("LSAR") and related Stock Appreciation Right ("SAR") held by an employee of Dial who remained an employee of Dial after the Distribution was adjusted so that the aggregate exercise price and the aggregate spread before the Distribution were preserved at the time of the Distribution. For each share of restricted stock held by a Dial employee who remained an employee of Dial after the Distribution, such employee received additional shares of restricted stock with a market value which compensated for the Distribution. Options and restricted stock held by an employee of Dial that became an employee of GFC Financial were surrendered in accordance with the related agreements.

The 1992 Plan provides for the following types of awards: (a) stock options (both incentive stock options and nonqualified stock options), (b) SARs, and (c) performance-based and restricted stock. The Plan authorized the issuance of options for up to 2 1/2% of the total number of shares of common stock outstanding as of the first day of each year; provided that any shares available for grant in a particular calendar year which are not, in fact, granted in such year shall not be added to shares available for grant in any subsequent calendar year. In addition to the limitation set forth above with respect to number of shares available for grant in any single calendar year, no more than 5,000,000 shares of common stock shall be cumulatively available for grant of incentive options over the life of the Plan. In addition, 500,000 shares of Preferred Stock are reserved for distribution under the 1992 Plan.

The stock options and SARs outstanding at December 31, 1993 are granted for terms of ten years; 50% become exercisable after one year and the balance become exercisable after two years from the date of grant. Stock options and appreciation rights are exercisable based on the market value at the date of grant. LSARs vest fully at date of grant and are exercisable only for a limited period (in the event of certain tenders or exchange offers for Dial's common stock). SARs and/or LSARs are issued in tandem with certain stock options and the exercise of one reduces, to the extent exercised, the number of shares represented by the other.

Information with respect to options granted and exercised for the three years ended December 31, 1993 is as follows:

                                                                          Average
                                                                           Option
                                                                        Price Per
                                                             Shares         Share
                                                          ---------   -----------
Options outstanding at December 31, 1990                  3,938,658   $     31.81
  Granted                                                   817,690         35.43
  Exercised                                                (644,748)        30.55
  Cancelled (1)                                            (218,725)        32.29
                                                          ---------

Options outstanding at December 31, 1991                  3,892,875         32.76
  Pre spin-off of GFC Financial:
     Exercised                                             (623,889)        31.82
     Cancelled (1)                                          (37,761)        33.84
  Additional options
     due to the Distribution, net (2)                       493,779           N/A
  Post spin-off of GFC Financial:
     Granted                                                985,900         36.90
     Exercised                                             (777,473)        25.82
     Cancelled (1)                                         (279,330)        25.22
                                                          ---------
Options outstanding at December 31, 1992                  3,654,101         29.52
  Granted                                                   970,700         39.70
  Exercised                                                (315,979)        26.68
  Cancelled (3)                                            (425,452)        35.39
                                                          ---------
Options outstanding at December 31, 1993                  3,883,370         31.65
                                                          =========


(1) Includes stock options which ceased to be exercisable due to the exercise of related SARs during 1992 and 1991 (at average exercise prices indicated) with respect to 134,890 shares ($23.41) and 11,250 shares ($29.85), respectively. Stock appreciation rights expense, equivalent to the difference between the option price and the average market price of Dial's stock on the date a right is exercised (included in the Statement of Consolidated Income under the caption "Unallocated corporate expense and other items, net"), totaled $2,293,000 and $150,000 in 1992 and 1991, respectively.
     There were no SARs exercised in 1993.
(2) Net of options surrendered by employees of Dial who became employees of GFC Financial after the Distribution.
(3) Includes options cancelled upon disposition of Transportation Manufacturing and Service Parts Group.

At December 31, 1993, stock options with respect to 3,883,370 common shares are outstanding at exercise prices ranging from $18.35 to $42.56 per share, of which 2,653,695 shares are exercisable at an average price of $28.36 per share.

Performance-based stock awards (75,900 shares awarded in 1993) vest over a three-year period from the date of grant. The stock awarded vests only if performance targets relative to the S & P 500 stock index and Dial's proxy comparator group are achieved. Restricted stock awards (89,625 shares awarded in 1991) vest generally over periods not exceeding five years from the date of grant. There were no restricted stock awards in 1993 and 1992. However, 85,161 shares of restricted stock were allocated to employees of Dial in 1992 to compensate for the effect of the Distribution. A holder of the performance-based and restricted stock has the right to receive dividends and vote the shares but may not sell, assign, transfer, pledge or otherwise encumber the stock.

K. INCOME TAXES

Deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at December 31 related to the following:

(000 omitted)                                                  1993          1992
                                                       ------------   ------------
Property and equipment                                 $    (55,954)  $   (47,675)
Interest rate swaps                                                        25,043
Pension and other employee benefits                         111,797       113,674
Provisions for losses                                        51,872        57,850
Amortization of intangibles                                   4,114          (664)
Advertising and promotion costs
  capitalized for tax                                        14,729
Foreign loss carryforward                                     3,551         2,438
Alternative minimum tax credits                                            10,148
Deferred state income taxes                                  11,405         9,219
Other deferred income tax assets                             33,460        21,586
Other deferred income tax liabilities                       (20,505)      (25,614)
                                                       ------------   ------------
                                                            154,469       166,005
Foreign deferred tax liabilities included above              16,000        18,000
                                                       ------------   ------------
United States deferred tax assets                      $    170,469   $   184,005
                                                       ============   ============

Deferred income tax assets (liabilities) at December 31, 1993, relating to interest rate swaps, amortization of intangibles and advertising and promotion costs capitalized for tax, reflect adjustments in 1993 resulting from the settlement of Internal Revenue Service examinations for 1985 and 1986.

The consolidated provision (benefit) for income taxes on income from continuing operations for the years ended December 31 consisted of the following:

(000 omitted)                                   1993           1992          1991
                                        ------------   ------------   ------------
Current:
  United States:
     Federal                            $     12,226   $     13,644   $    36,538
     State                                     7,855          8,289         6,784
  Foreign                                      5,352          5,135         6,824
                                        ------------   ------------   ------------
                                              25,433         27,068        50,146
                                        ------------   ------------   ------------
Deferred:
  United States                               33,271         16,997        (4,320)
  Foreign                                      2,672          1,918           799
                                        ------------   ------------   ------------
                                              35,943         18,915        (3,521)
                                        ------------   ------------   ------------
Provision for income taxes              $     61,376   $     45,983   $    46,625
                                        ============   ============   ============


Income taxes paid in 1993, 1992 and 1991, amounted to $12,206,000, $35,160,000 and $35,391,000, respectively.

Certain tax benefits related primarily to stock options and dividends paid to the ESOP are credited to common stock and other equity and amounted to $1,913,000, $5,382,000 and $1,240,000 in
1993, 1992 and 1991, respectively.

Eligible subsidiaries (including MCII and GFC Financial and certain of their subsidiaries up to the sale and Distribution date, respectively) are included in the consolidated federal and other applicable income tax returns of Dial.

Certain benefits of tax losses and credits, which would not have been currently available to certain subsidiaries, or MCII and GFC Financial, on a separate return basis, have been credited to those subsidiaries, or MCII and GFC Financial, by Dial. These benefits are included in the determination of the income taxes of those subsidiaries and MCII and GFC Financial and this policy has been documented by written agreements.

A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended December 31 is as follows:

(000 omitted)                                   1993           1992          1991
                                        ------------   ------------   ------------
Computed income taxes
  at statutory federal income
  tax rate of 35% (1993) and
  34% (1992 and 1991)                   $     60,077   $     40,914   $    24,609
Nondeductible goodwill amortization            3,122          3,140         3,192
Minority interests                             1,266            957         1,205
State income taxes                             4,303          5,231         4,479
Foreign tax differences                        2,346            552         1,747
Tax-exempt income                             (2,047)          (379)           (5)
Restructuring and other charges                              (1,649)       13,060
Adjustment of deferred tax assets
  at January 1, 1993 for enacted
  change in tax rate                          (4,386)
Other, net                                    (3,305)        (2,783)       (1,662)
                                        ------------   ------------   ------------
Provision for income taxes              $     61,376   $     45,983   $    46,625
                                        ============   ============   ============

United States and foreign income before income taxes from continuing operations for the years ended December 31 is as follows:

(000 omitted)                                   1993           1992          1991
                                        ------------   ------------   ------------
United States                           $    155,426   $    101,214   $    55,099
Foreign                                       16,223         19,120        17,281
                                        ------------   ------------   ------------
Income before income taxes              $    171,649   $    120,334   $    72,380
                                        ============   ============   ============

In the first quarter of 1992, Dial adopted SFAS No. 109,
"Accounting for Income Taxes," which had no material effect on the consolidated financial statements.

L. PENSIONS AND OTHER BENEFITS

PENSION BENEFITS
Net periodic pension cost for the three years ended December
31, 1993 included the following components:

                                       United States                             Foreign
                                       -----------------------------------       -----------------------------------

(000 omitted)                                 1993          1992          1991          1993          1992          1991
                                       -----------   -----------   -----------   -----------   -----------   -----------
Service cost benefits
  earned during the period             $     9,560   $     9,238   $     9,149   $     2,097   $     2,343   $     3,135
Interest cost on projected
  benefit obligation                        19,323        17,647        16,938         6,106         6,238         5,533
Actual return on plan assets               (20,405)      (19,675)      (28,965)       (6,390)       (6,453)       (6,132)
Net amortization and deferral                4,415         4,869        14,505           122           205          (217)
Other items, primarily defined
  contribution and multiemployer
  plans                                      8,706         7,372         5,715         1,503         2,550         2,213
                                       -----------   -----------   -----------   -----------   -----------   -----------
Net pension cost                       $    21,599   $    19,451   $    17,342   $     3,438   $     4,883   $     4,532
                                       ===========   ===========   ===========   ===========   ===========   ===========

Weighted average assumptions used were:

                                       United States                             Foreign
                                       -----------------------------------       -----------------------------------

December 31,                                  1993          1992          1991          1993          1992          1991
                                       -----------   -----------   -----------   -----------   -----------   -----------
Discount rate for obligation                 7.75%          9.0%          9.0%          9.0%          9.0%          9.0%
Rate of increase
  in compensation levels                      5.0%          6.0%          6.0%          7.0%      7.0-8.0%      7.0-8.0%
Long-term rate of return on assets            9.5%          9.5%          9.5%          9.0%          9.0%          9.0%

The following table indicates the plans' funded status and amounts recognized in Dial's consolidated balance sheet at December 31, 1993 and 1992:


                                      United States                                            Foreign
                                      ---------------------------------------------------      ------------------------
                                                                   Underfunded and
                                      Overfunded Plans             Unfunded Plans              Overfunded Plans
                                      -------------------------    ------------------------    ------------------------
(000 omitted)                                 1993          1992          1993          1992          1993          1992
                                       -----------   -----------   -----------   -----------   -----------   -----------
Actuarial present value of
 benefit obligations:
  Vested benefit obligation            $   124,833   $    94,249   $    80,767   $    62,634   $    49,007   $    51,818
                                       ===========   ===========   ===========   ===========   ===========   ===========
  Accumulated benefit obligation       $   136,544   $   102,545   $    85,700   $    67,066   $    50,900   $    54,010
                                       ===========   ===========   ===========   ===========   ===========   ===========
Projected benefit obligation           $   175,389   $   140,591   $    91,658   $    72,610   $    69,174   $    70,083
Market value of plan assets,
  primarily equity and fixed
  income securities                        177,902       167,384        60,837        27,587        70,684        71,041
                                       -----------   -----------   -----------   -----------   -----------   -----------
Plan assets over (under)
  projected benefit obligation               2,513        26,793       (30,821)      (45,023)        1,510           958
Unrecognized transition
  (asset) obligation                        (6,609)       (7,516)        4,987         5,840        (5,073)       (6,160)
Unrecognized prior service
  cost reduction                             1,448         1,381         7,799         5,266         7,296         7,806
Unrecognized net (gain) loss                15,921        (1,086)        6,951           224         4,674         3,109
Additional minimum liability                                           (14,451)       (6,868)
                                       -----------   -----------   -----------   -----------   -----------   -----------
Prepaid (accrued) pension cost         $    13,273   $    19,572   $   (25,535)  $   (40,561)  $     8,407   $     5,713
                                       ===========   ===========   ===========   ===========   ===========   ===========

Dial recorded an additional minimum liability of $14,451,000, an intangible asset of $8,587,000, a deferred tax asset of $2,053,000 and a reduction of retained income of $3,811,000 at December 31, 1993; and, an additional minimum liability of $6,868,000, an intangible asset of $5,587,000, a deferred tax asset of $436,000 and a reduction of retained income of $845,000 at December 31, 1992. There are restrictions on the use of excess pension plan assets in the event of a defined change in control of Dial.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Dial and its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, Dial retained the obligations for such benefits for eligible retirees of Greyhound Lines, Inc. (sold in 1987) and Armour and Company (sold in 1983). Benefits applicable to retirees of the businesses sold were recorded as accrued liabilities on an estimated present value basis at the respective dates of sale.

Effective January 1, 1992, Dial and its U.S. subsidiaries adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB") which requires that estimated OPEB benefits be accrued during the years the employees provide services. Dial elected to recognize the accumulated postretirement benefit obligation as a one-time charge to income. The accumulated postretirement benefit obligation is the aggregate amount that would have been accrued for OPEB benefits in the years prior to adoption of SFAS No. 106 had the new standard been in effect for those years. The adoption of SFAS No. 106 has no cash impact because the plans are not funded and the pattern of benefit payments did not change. Dial expects to adopt SFAS No. 106 for its foreign subsidiaries in 1995, and anticipates that the effect of such adoption will not be material to the consolidated financial statements.

The status of the plans as of December 31, was as follows:

(000 omitted)                                                  1993          1992
                                                       ------------   ------------
Accumulated postretirement benefit obligation:
  Retirees                                             $    221,847   $   209,741
  Fully eligible active plan participants                    25,107        22,608
  Other active plan participants                             54,369        49,387
                                                       ------------   ------------
Accumulated postretirement benefit obligation               301,323       281,736
Unrecognized prior service cost                                 133
Unrecognized net loss                                       (17,634)
                                                       ------------   ------------
Accrued postretirement benefit cost                    $    283,822   $   281,736
                                                       ============   ============

Discount rate for obligation                                  7.75%          9.0%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 14.5% in 1993 gradually declining to 5.5% by the year 2002 and remaining at that level thereafter for retirees below age 65, and 11% in 1993 gradually declining to 5.5% by the year 2002 and remaining at that level thereafter for retirees above age 65. This is a 1/2% decrease from the trend rates used for 1993 and later years in 1992's valuations.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately 11% and the ongoing annual expense by approximately
13%.

The net periodic postretirement benefit cost at December 31 includes the following components:

(000 omitted)                                                  1993          1992
                                                       ------------   ------------
Service cost benefits attributed
  to service during the period                         $      4,233   $     4,624
Interest cost on the accumulated
  postretirement benefit obligation                          23,413        23,658
Net amortization and deferral of
  unrecognized past service cost                                (10)
                                                       ------------   ------------
Net periodic postretirement benefit cost (1)           $     27,636   $    28,282
                                                       ============   ============
Curtailment gains due to termination
  of certain benefits                                  $     (5,475)
                                                       ============


(1) Benefit costs applicable to retirees of sold businesses, which are included in the Statement of Consolidated Income under the caption, "Unallocated corporate expense and other items, net", totaled $15,000,000 and $14,700,000 for 1993 and 1992, respectively. Prior to the adoption of SFAS No. 106, the cost of medical and life insurance benefits for retirees was $14,174,000 for 1991, including $12,200,000 interest cost on the accrued liability for sold businesses.

M. LEASES

Certain airport and other retail facilities, cruise ships, plants, offices and equipment are leased. The leases expire in periods ranging generally from one to 30 years and some provide for renewal options ranging from one to 29 years. Also, certain leases contain purchase options. Leases which expire are generally renewed or replaced by similar leases.

At December 31, 1993, future minimum rental payments and related sublease rentals receivable with respect to noncancellable operating leases with terms in excess of one year were as follows:

                        Operating Leases
                        -----------------------------------------       Rentals
                                                                        Receivable
                        Cruise                                          Under
(000 omitted)           Ships           Other          Total            Subleases
                         ------------   ------------   ------------     ------------

1994                     $      9,343   $     46,483   $     55,826     $      1,854
1995                            9,632         41,137         50,769              486
1996                            1,719         37,576         39,295              300
1997                                          27,354         27,354              140
1998                                          23,814         23,814              136
Thereafter                                   111,530        111,530               28
                         ------------   ------------   ------------     ------------
Total                    $     20,694   $    287,894   $    308,588     $      2,944
                         ============   ============   ============     ============

At the end of the lease terms, Dial has options to purchase the cruise ships and certain other leased assets for an aggregate purchase price of $136,250,000. If the purchase options are not exercised, Dial will make residual guarantee payments aggregating $93,207,000 which are refundable to the extent that the lessors' subsequent sales prices exceed certain levels.

As discussed in Note B of Notes to Consolidated Financial Statements, in November 1993, Dial entered into an agreement to purchase 15 in-flight catering kitchens from United Airlines. Future minimum rental payments for leases related to the kitchens expected to be phased in during 1994 are as follows: $3,875,000
(1994), $4,267,000 (1995), $4,265,000 (1996), $4,275,000 (1997),
$4,265,000 (1998), and $90,135,000 thereafter. These amounts are not included in the table of future minimum rental payments at December 31, 1993.

Information regarding net operating lease rentals for the three years ended December 31 is as follows:

(000 omitted)                                   1993           1992          1991
                                        ------------   ------------   ------------
Minimum rentals                         $    115,386   $    147,492   $   156,215
Contingent rentals                            35,292         31,451        25,612
Sublease rentals                             (25,713)       (46,644)      (48,371)
                                        ------------   ------------   ------------
Total rentals, net (1)                  $    124,965   $    132,299   $   133,456
                                        ============   ============   ============



(1)  Includes net rentals of $7,700,000, $9,419,000 and $8,300,000 for
     1993, 1992 and 1991, respectively, for Dial's corporate headquarters which was leased from a joint venture up to December 1993, when Dial acquired the remaining interest in the joint venture.

Contingent rentals on operating leases are based primarily on sales and revenues for buildings and leasehold improvements and usage for other equipment.

Dial is a 50% partner in a joint venture which owns a resort and conference hotel in Oakbrook, Illinois. Dial has leased the hotel through September 1, 2002, and the future rental payments are included in the table of future minimum rental payments. In addition, Dial and a third party have agreed to lend the joint venture $10,000,000 and $5,000,000, respectively, at 8 3/4% on
July 1, 1997 to be secured by a second mortgage on the property to prepay $15,000,000 of the joint venture's nonrecourse first mortgage obligation. If the joint venture is unable to repay or refinance the first mortgage note, Dial has an option to purchase the note from the lender on September 30, 2002, its due date, at its then unpaid principal amount which is expected to be approximately $24,650,000. If the purchase option is not exercised, Dial will make residual guarantee payments equal to the greater of $5,000,000 or 150% of any shortfall in fair market value of the hotel compared to the unpaid principal amount of the note on such date.

N. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FAIR
VALUE OF FINANCIAL INSTRUMENTS

FINANCIAL ISNTRUMENTS WITH OFF-BALANCE-SHEET RISK
Dial is a party to financial instruments with off-balance-sheet risk which are entered into in the normal course of business to meet its financing needs and to manage its exposure to fluctuations in interest and foreign exchange rates. These financial instruments include revolving sale of receivable agreements, interest rate swap agreements and foreign exchange forward contracts. The instruments involve, to a varying degree, elements of credit, interest rate and exchange rate risk in addition to amounts recognized in the financial statements.

At December 31, 1993, Dial's subsidiaries have agreements to sell up to $115,000,000 of accounts receivable with a major financial institution under which the financial institution has agreed to invest collected amounts in new purchases, providing a stable level of purchased accounts. The agreements to purchase accounts receivable, which were fully utilized at December 31, 1993 and December 31, 1992, mature in January of each year, but are expected to be extended annually by mutual agreement. They are currently extended to January 1995. Average monthly proceeds from the sale of accounts receivable were $103,700,000, $91,200,000 and $90,900,000 during 1993, 1992 and 1991, respectively. Dial's exposure to credit loss for receivables sold is represented by the recourse provision under which Dial is obligated to repurchase uncollectible receivables sold subject to certain limitations.

Dial enters into interest rate swap agreements as a means of managing its interest rate exposure. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The agreements are contracts to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates.

At December 31, 1993, Dial had $140,000,000 notional amount of interest rate swap agreements in effect which exchange floating rate interest payments for fixed rate interest payments with a weighted average interest rate of 9.3%. These swap agreements expire as follows: $100,000,000 (1995), and $40,000,000 (1998).
Dial also had $250,000,000 notional amount of interest rate swap agreements in effect at December 31, 1993, which exchange fixed rate interest payments with a weighted average interest rate of 5.6% for floating rate interest payments. These swap agreements, which were entered into during 1993, expire as follows:
$50,000,000 (1994), and $200,000,000 (2003).

In addition, Dial had $332,600,000 notional amount of interest rate swap agreements in effect at December 31, 1993 which were counterswapped, fixing the future net payments owed by Dial against the cash proceeds received by Dial when the swap agreements were entered, at discount rates ranging from 7.1% to 10.4%. The swap and related counterswap agreements expire as follows: $65,000,000 (1994), $67,600,000 (1995), and $200,000,000
(1996), except for $67,600,000 expiring in 1995 and $100,000,000 expiring in 1996, for which the related counterswap agreement expires in 2000. Following the period that the swap agreements expire through 2000, Dial will pay a fixed rate of interest in exchange for a floating rate.

Cash consideration received on the swaps is amortized as an offset to expense from future net swap payments over the life of the related swap. Net expense of $13,999,000, $18,856,000 and $14,048,000 for 1993, 1992 and 1991, respectively, is included in the Statement of Consolidated Income under the caption, "Unallocated corporate expense and other items, net." The unamortized balance ($37,780,000 and $57,709,000 at December 31, 1993 and 1992, respectively) of such consideration is included in the Consolidated Balance Sheet under the caption, "Other deferred items and insurance reserves."

Dial also enters into foreign exchange forward contracts to hedge foreign currency transactions. These contracts are purchased to reduce the impact of foreign currency fluctuations on operating results. Dial does not engage in foreign currency speculation. The contracts do not subject Dial to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. At December 31, 1993, Dial had approximately $125,000,000 of foreign exchange forward contracts outstanding. Dial's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the other party. Management believes the risk of incurring such losses is remote as the contracts are entered into with major financial institutions.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by Dial using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that Dial could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair values due to the short-term maturities of these instruments. The carrying amounts and estimated fair values of Dial's other financial instruments at December 31, 1993 are as follows:

                                                       Carrying       Fair
(000 omitted)                                          Amount         Value
                                                       ------------   ------------
Investments restricted for payment
  service obligations (1)                              $  1,109,751   $ 1,105,788
Equity and debt investments and
  notes receivable                                           16,456        31,423
Total debt                                                 (635,892)     (654,971)
Interest rate swaps                                         (37,780)      (63,778)
Foreign exchange forward contracts                                -        (1,436)


(1) Includes $506,941,000 of cash and cash equivalents which are assumed to approximate fair values due to their short-term maturities.

The methods and assumptions used to estimate the fair values of the financial instruments are summarized as follows:

Investments restricted for payment service obligations and equity and debt investments and notes receivable-The fair values of investments were estimated using either quoted market prices or, to the extent there are no quoted market prices, market prices of investments of a similar nature. For notes receivable, the carrying amounts approximate fair values because the rates on such notes are floating rates.

Debt-The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of short-term bank loans, commercial paper and promissory notes were assumed to approximate fair values due to their short-term maturities.

Interest rate swaps-The fair values were estimated by discounting the expected cash flows using rates currently available for interest rate swaps of similar terms and maturities. The fair value represents the estimated amount that Dial would pay to the dealer to terminate the swap agreement at December 31, 1993.

Foreign exchange forward contracts (used for hedging purposes)-
The fair value is estimated using quoted exchange rates.

O. LITIGATION AND CLAIMS

Dial and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against Dial. Although the amount of liability at December 31, 1993 with respect to these matters is not ascertainable, Dial believes that any resulting liability should not materially affect Dial's financial condition or results of operations.

Dial is subject to various environmental laws and regulations of the United States as well as of the states in whose jurisdictions Dial operates. As is the case with many companies, Dial faces exposure to actual or potential claims and lawsuits involving environmental matters. It is Dial's policy to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Although Dial is a party to certain environmental disputes, Dial believes that any liabilities resulting therefrom, after taking into consideration Dial's insurance coverage and amounts already provided for, should not have a material adverse effect on Dial's financial position or results of operations.

P. PRINCIPAL BUSINESS SEGMENTS

For 1993, Dial's Services companies, previously reported as a single principal business segment, were separated into three principal business segments for financial reporting purposes. Prior year data have been restated to reflect this change. The business activities included in each segment are set forth elsewhere in this Annual Report.

Operating income by segment represents revenues less costs of sales and services before unallocated corporate and other items, net, interest expense, minority interests and income taxes.

Year ended December 31,
  (000 omitted)                                                1993           1992           1991           1990           1989
                                                       ------------   ------------   ------------   ------------   ------------
Revenues:
  Consumer Products                                    $  1,420,173   $  1,275,447     $1,196,499   $  1,122,726   $  1,083,179
                                                       ------------   ------------   ------------   ------------   ------------
  Services:
     Airline Catering and
       Other Food Services                                  583,487        609,662        629,474        636,225        638,290
     Convention Services                                    356,267        238,694        212,828        208,408        184,634
     Travel and Leisure and
       Payment Services                                     640,415        750,285        789,048        884,176        838,508
                                                       ------------   ------------   ------------   ------------   ------------
     Total Services                                       1,580,169      1,598,641      1,631,350      1,728,809      1,661,432
                                                       ------------   ------------   ------------   ------------   ------------
                                                       $  3,000,342   $  2,874,088   $  2,827,849   $  2,851,535   $  2,744,611
                                                       ============   ============   ============   ============   ============

Operating Income (1):
  Consumer Products                                    $    139,213   $    118,616   $    110,605   $     96,554   $     80,522
                                                       ------------   ------------   ------------   ------------   ------------
  Services:
     Airline Catering and
       Other Food Services                                   44,724         38,605         33,263         24,945         24,752
     Convention Services                                     27,849         20,281         16,795         18,786          9,560
     Travel and Leisure and
       Payment Services                                      63,507         45,214         35,615         99,424         88,871
                                                       ------------   ------------   ------------   ------------   ------------
     Total Services                                         136,080        104,100         85,673        143,155        123,183
                                                       ------------   ------------   ------------   ------------   ------------
  Total principal business segments                         275,293        222,716        196,278        239,709        203,705
  Unallocated corporate expense
     and other items, net                                   (50,061)       (43,519)       (63,587)       (41,916)       (52,218)
                                                       ------------   ------------   ------------   ------------   ------------
                                                       $    225,232   $    179,197   $    132,691   $    197,793   $    151,487
                                                       ============   ============   ============   ============   ============


(1)  After deducting restructuring and other charges of $30,000,000 and $40,000,000 for Travel and Leisure and
     Payment Services in 1992 and 1991, respectively, and $24,000,000 charged to unallocated corporate expense in
     1991. Also after deducting $6,800,000, $965,000, $749,000, $1,486,000 and $4,400,000 in 1992 for Consumer
     Products, Airline Catering and Other Food Services, Convention Services, Travel and Leisure and Payment
     Services and Unallocated corporate expense, respectively, for increased ongoing expense following the adoption of SFAS No. 106 effective as of January 1, 1992. Years prior to 1992 do not include such expenses.

                                        Services
                                        ----------------------------------------------------
                                        Airline                       Travel and
                                        Catering and                  Leisure and
                         Consumer       Other Food     Convention     Payment        Total          Corporate
(000 omitted)            Products       Services       Services       Services       Services       and Other      Total
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
1993:
  Assets at year end:
    Before
      intangibles
      and restricted
      assets             $    513,293   $    176,481   $    118,467   $    326,432   $    621,380   $    306,851   $  1,441,524
    Assets restricted
      for payment
      service
      obligations                                                        1,109,751      1,109,751                     1,109,751
    Intangibles               340,831        239,116         80,806         62,910        382,832          6,150        729,813
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                         $    854,124   $    415,597   $    199,273   $  1,499,093   $  2,113,963   $    313,001   $  3,281,088
                         ============   ============   ============   ============   ============   ============   ============
  Capital expenditures   $     40,605   $     21,685   $     11,838   $     38,859   $     72,382   $      1,637   $    114,624
                         ============   ============   ============   ============   ============   ============   ============
  Depreciation
   and amortization:
    Depreciation         $     28,071   $     16,019   $      8,181   $     26,444   $     50,644   $      3,785   $     82,500
    Amortization
      of intangibles            5,512          7,168            743          4,237         12,148                        17,660
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                         $     33,583   $     23,187   $      8,924   $     30,681   $     62,792   $      3,785   $    100,160
                         ============   ============   ============   ============   ============   ============   ============
1992:
  Assets at year end:
    Before
      intangibles,
      restricted
      assets and
      discontinued
      operations         $    413,224   $    158,593   $     58,639   $    337,581   $    554,813   $    312,210   $  1,280,247
    Assets restricted
      for payment
      service
      obligations                                                        1,029,180      1,029,180                     1,029,180
    Investment in
      discontinued
      operations                                                                                         248,664        248,664
    Intangibles               265,281        246,181         15,933         66,877        328,991          4,635        598,907
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                         $    678,505   $    404,774   $     74,572   $  1,433,638   $  1,912,984   $    565,509   $  3,156,998
                         ============   ============   ============   ============   ============   ============   ============
  Capital expenditures   $     45,508   $     20,718   $      7,336   $     34,815   $     62,869   $        754   $    109,131
                         ============   ============   ============   ============   ============   ============   ============
  Depreciation
   and amortization:
    Depreciation         $     25,036   $     15,662   $      4,466   $     33,237   $     53,365   $      4,189   $     82,590
    Amortization
      of intangibles            6,506          7,100            241          4,498         11,839                        18,345
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                         $     31,542   $     22,762   $      4,707   $     37,735   $     65,204   $      4,189   $    100,935
                         ============   ============   ============   ============   ============   ============   ============
1991:
  Assets at year end:
    Before
      intangibles,
      restricted
      assets and
      discontinued
      operations         $    400,536   $    157,792   $     54,889   $    436,918   $    649,599   $    288,318   $  1,338,453
    Assets restricted
      for payment
      service
      obligations                                                          960,426        960,426                       960,426
    Investment in
      discontinued
      operations                                                                                         580,699        580,699
    Intangibles               268,960        252,574         16,174         71,362        340,110          5,008        614,078
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                         $    669,496   $    410,366   $     71,063   $  1,468,706   $  1,950,135   $    874,025   $  3,493,656
                         ============   ============   ============   ============   ============   ============   ============
  Capital expenditures   $     53,398   $     17,261   $      5,294   $     41,420   $     63,975   $      8,887   $    126,260
                         ============   ============   ============   ============   ============   ============   ============
  Depreciation
   and amortization:
    Depreciation         $     22,526   $     15,800   $      4,177   $     31,559   $     51,536   $      4,710   $     78,772
    Amortization
      of intangibles            6,802          7,227            261          3,954         11,442                        18,244
                         ------------   ------------   ------------   ------------   ------------   ------------   ------------
                         $     29,328   $     23,027   $      4,438   $     35,513   $     62,978   $      4,710   $     97,016
                         ============   ============   ============   ============   ============   ============   ============

Q. CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

                      First Quarter              Second Quarter              Third Quarter               Fourth Quarter
                      ----------------------     ----------------------      ----------------------      ----------------------
(000 omitted)                1993         1992          1993          1992          1993          1992          1993          1992
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
Revenues:
  Consumer Products   $   293,183   $  269,880   $   385,140   $   351,940   $   345,260   $   304,783   $   396,590   $   348,844
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
  Services:
     Airline
      Catering
      and Other
      Food Services       143,584      145,019       145,420       151,877       152,522       170,878       141,961       141,888
     Convention
      Services             68,112       66,112        81,583        57,881        89,944        47,672       116,628        67,029
     Travel and
      Leisure and
      Payment
      Services            133,177      184,656       161,852       204,537       182,675       219,835       162,711       141,257
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
     Total Services       344,873      395,787       388,855       414,295       425,141       438,385       421,300       350,174
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
                      $   638,056   $  665,667   $   773,995   $   766,235   $   770,401   $   743,168   $   817,890   $   699,018
                      ===========   ==========   ===========   ===========   ===========   ===========   ===========   ===========

Operating Income:
  Consumer Products   $    25,659   $   22,910   $    43,443   $    38,094   $    35,442   $    30,050   $    34,669   $    27,562
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
  Services:
     Airline
      Catering
      and Other
      Food Services         6,411        5,298        10,674         9,030        13,584        14,315        14,055         9,962
     Convention
      Services              5,988        7,390         7,419         4,562         4,972           517         9,470         7,812
     Travel and
      Leisure and
      Payment
      Services (1)          4,910        3,022        17,923        19,916        29,375        35,730        11,299       (13,454)
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
     Total Services        17,309       15,710        36,016        33,508        47,931        50,562        34,824         4,320
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
  Total principal
     business
     segments              42,968       38,620        79,459        71,602        83,373        80,612        69,493        31,882
  Unallocated
     corporate
     expense and
     other items,
     net                  (12,480)     (10,220)      (12,982)      (11,293)      (12,401)      (10,939)      (12,198)      (11,067)
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
                      $    30,488   $   28,400   $    66,477   $    60,309   $    70,972   $    69,673   $    57,295   $    20,815
                      ===========   ==========   ===========   ===========   ===========   ===========   ===========   ===========

Income (Loss):
  Continuing
     operations (2)   $    11,159   $    9,934   $    33,379   $    29,603   $    37,184   $    32,334   $    28,551   $     2,480
  Discontinued
     operations (3)         3,472        2,641         6,294         3,486        22,354           116                     (51,368)
  Extraordinary
     charge                                                                      (21,908)
  Cumulative effect
     of change in
     accounting
     principle                        (110,741)
                      -----------   ----------   -----------   -----------   -----------   -----------   ----------    -----------
Net income (loss)     $    14,631   $  (98,166)  $    39,673   $    33,089   $    37,630   $    32,450   $   28,551    $   (48,888)
                      ===========   ==========   ===========   ===========   ===========   ===========   ==========    ===========

Income (Loss) per
  Common Share
   (dollars):
    Continuing
     operations (2)   $      0.25   $     0.24   $      0.77   $      0.71   $      0.87   $      0.76   $     0.67    $      0.03
    Discontinued
     operations (3)          0.08         0.06          0.15          0.08          0.52                                     (1.21)
    Extraordinary
     charge                                                                        (0.51)
    Cumulative
     effect of
     change in
     accounting
     principle                           (2.64)
                      -----------   ----------   -----------   -----------   -----------   -----------   -----------   -----------
Net income (loss)
  per common share    $      0.33   $    (2.34)  $      0.92   $      0.79   $      0.88   $      0.76   $      0.67   $     (1.18)
                      ===========   ==========   ===========   ===========   ===========   ===========   ===========   ===========

(1)  After deducting restructuring and other charges of $30,000,000 in the fourth quarter of 1992.
(2)  After deducting restructuring and other charges of $19,800,000 (after-tax) or $0.47 per share in the fourth quarter of 1992.
(3)  The third quarter of 1993 includes income from operations of the Transportation Manufacturing and Service Parts
     Group of $427,000, or $0.01 per share, and a gain of $40,151,000, or $0.94 per share, attributable to the sale of the Transportation Manufacturing and Service Parts Group, and is after deducting $18,224,000, or $0.43 per share, for provisions related to previously discontinued businesses. The first quarter of 1992 includes income from operations of $1,402,000, or $0.03 per share, and $5,498,000, or $0.13 per share, for Transportation
     Manufacturing and Service Parts Group and GFC Financial, respectively, and is after deducting $4,259,000, or
     $0.10 per share, for the cumulative effect of initial application of SFAS No. 106. The fourth quarter of 1992 is after deducting restructuring and other charges of $59,400,000, or $1.41 per share.







INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Dial Corp:

We have audited the consolidated financial statements of The Dial Corp as of December 31, 1993 and 1992, and for the three years in the period ended December 31, 1993, and have issued our report thereon dated February 25, 1993; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Dial Corp listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


  /s/ Deloitte & Touche
Deloitte & Touche
Phoenix, Arizona
February 25, 1994

                                                      Schedule I
THE DIAL CORP
MARKETABLE SECURITIES--
OTHER SECURITY INVESTMENTS
(000 omitted)

                                  December 31, 1993
- -----------------------------------------------------------------------
Name of Issue and Title             Par                Market     Book
of Each Issue                      Value      Cost     Value     Value
- -------------------------       --------- --------- --------- ---------
U. S. Government agencies       $   5,000 $   5,127 $   5,126 $   5,124

Obligations of states and
   political subdivisions         240,175   245,531   246,280   245,330

Corporate securities              156,750   163,904   159,823   163,755

Mortgage-backed and other
   asset-backed securities         72,896    87,035    73,530    74,393

Other debt securities and
   corporate note                  94,820    80,939    81,799    85,492
                                                              ---------
Investments restricted for
   payment service obligations                                $ 574,094
                                                              =========

                                  December 31, 1992
- -----------------------------------------------------------------------
Name of Issue and Title             Par                Market     Book
of Each Issue                      Value      Cost     Value     Value
- -------------------------       --------- --------- --------- ---------
U. S. Government agencies       $  11,598 $  11,787 $  12,177 $  11,748

Obligations of states and
   political subdivisions          71,465    74,318    74,944    74,289

Corporate securities               54,400    55,211    54,129    53,970

Mortgage-backed and other
   asset-backed securities        171,904   328,117   211,262   225,921

Other debt securities              10,150    10,150    10,150    10,150
                                                              ---------
Investments restricted for
   payment service obligations                                $ 376,078
                                                              =========

                                                      Schedule X
THE DIAL CORP
SUPPLEMENTARY INCOME STATEMENT INFORMATION
(000 omitted)
                                          Year Ended December 31,
                                          -----------------------------
                                              1993      1992      1991
                                          --------- --------- ---------
Maintenance and repairs                   $  47,223 $  45,457 $  49,108

Advertising costs                           120,188   123,697   107,391



         All other required items are presented elsewhere in this document or are less than 1% of revenues.