Form 10-Q
period 1994-03-31
DIAL CORP /DE/
filed 1994-05-12
CIK 884219

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.   20549


FORM 10-Q


QUARTERLY  REPORT  PURSUANT  TO  SECTION  13
OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For The Quarterly Period Ended March 31, 1994
Commission file number 001-11015


THE DIAL CORP
(Exact Name of Registrant as Specified in its Charter)


DELAWARE                                     36-1169950
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

DIAL TOWER, PHOENIX, ARIZONA                             85077
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (602)-207-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

            Yes       X                No
                  ---------                  ----------


As of April 30, 1994, 46,015,567 shares of Common Stock ($1.50 par value) were outstanding.

THE DIAL CORP
TABLE  OF  CONTENTS

                                                            Page No.
  PART I   FINANCIAL INFORMATION                            ---------

       Item 1. Financial Statements

               Consolidated Balance Sheet - March 31, 1994
                  and December 31, 1993                         2

               Statement of Consolidated Income -
                  Three months ended March 31, 1994 and 1993    3

               Statement of Retained Income - Three months
                  ended March 31, 1994 and 1993                 3

               Statement of Consolidated Cash Flows - Three
                  months ended March 31, 1994 and 1993          4

               Notes to Consolidated Financial Statements      5-7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations  8-10

  PART II  OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of
                  Security Holders                            11-12

       Item 6. Exhibits and Reports on Form 8-K                12

  SIGNATURES                                                   12

          PART I   FINANCIAL  INFORMATION
Item 1.   Financial Statements
                   THE DIAL CORP
           CONSOLIDATED  BALANCE  SHEET
                                                    March 31,    December 31,
(000 omitted)                                          1994         1993
                                                    ----------   ----------
                      ASSETS
Current assets:
  Cash and cash equivalents                        $    1,211   $   10,659
  Receivables, less allowance of $24,327
    and $22,597                                       236,054      199,996
  Inventories                                         236,069      216,837
  Deferred income taxes                                45,322       46,373
  Other current assets                                 42,206       43,082
                                                    ----------   ----------
                                                      560,862      516,947
  Funds and agents' receivables restricted for
    payment service obligations, after
    eliminating $80,000 and 65,000 invested
    in Dial commercial paper                          479,941      535,657
                                                    ----------   ----------
        Total current assets                        1,040,803    1,052,604
Investments restricted for payment service
  obligations                                         638,575      574,094
Property and equipment                                782,797      740,724
Other investments and assets                           72,151       59,757
Deferred income taxes                                 129,594      124,096
Intangibles                                           780,699      729,813
                                                    ----------   ----------
                                                   $3,444,619   $3,281,088
                                                    ==========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                            $      323   $    8,935
  Accounts payable                                    205,001      248,975
  Accrued compensation                                 59,526       69,060
  Other current liabilities                           303,694      272,430
  Current portion of long-term debt                     2,223        2,295
                                                    ----------   ----------
                                                      570,767      601,695
  Payment service obligations                       1,195,585    1,147,063
                                                    ----------   ----------
        Total current liabilities                   1,766,352    1,748,758
Long-term debt                                        784,762      624,662
Pensions and other benefits                           297,239      295,656
Other deferred items and insurance reserves            96,384       99,834
Minority interests                                     23,050       35,866
$4.75 Redeemable preferred stock                        6,626        6,624
Common stock and other equity:
  Common stock, $1.50 par value, 200,000,000
    shares authorized, 48,554,362 shares issued        72,832       72,832
  Additional capital                                  384,528      378,814
  Retained income                                     309,778      304,481
  Cumulative translation adjustments                  (13,546)      (9,889)
  Unearned employee benefits related to:
     Employee Equity Trust                           (154,462)    (158,429)
     Guarantee of ESOP debt                           (31,375)     (31,511)
  Unrealized loss on securities available
    for sale                                          (10,382)
  Common stock in treasury, at cost, 2,541,719
    and 2,536,354 shares                              (87,167)     (86,610)
                                                    ----------   ----------
                                                      470,206      469,688
                                                    ----------   ----------
                                                   $3,444,619   $3,281,088
                                                    ==========   ==========

See notes to consolidated financial statements.

                   THE DIAL CORP
        STATEMENT  OF  CONSOLIDATED  INCOME

Three months ended March 31,                           1994       1993
                                                     --------   ---------
(000 omitted)
Revenues                                            $784,902   $ 638,056
                                                     --------   ---------

Costs and expenses:
  Cost of sales and services                         731,963     595,088
  Unallocated corporate expense
    and other items, net                              12,586      12,480
  Interest expense                                    12,369      13,369
  Minority interests                                    (100)       (158)
                                                     --------   ---------
                                                     756,818     620,779
                                                     --------   ---------

Income before income taxes                            28,084      17,277
Income taxes                                          10,874       6,118
                                                     --------   ---------

Income from continuing operations                     17,210      11,159

Income from discontinued operations--
  Transporation Manufacturing and Service
    Parts Group (sold August 12, 1993)                             3,472
                                                     --------   ---------

Net income                                          $ 17,210   $  14,631
                                                     ========   =========


Income per common share (dollars):
  Continuing operations                             $   0.39   $    0.25
  Discontinued operations                                           0.08
                                                     --------   ---------

    Net income per common share                     $   0.39   $    0.33
                                                     ========   =========

Dividend declared per common share (dollars)        $   0.28   $    0.28
                                                     ========   =========

Average outstanding common and equivalent
  shares (000 omitted)                                43,018      42,927
                                                     ========   =========

          STATEMENT  OF  RETAINED  INCOME

Three months ended March 31,                           1994       1993
                                                     --------   ---------
(000 omitted)
Balance, beginning of year                          $304,481   $ 234,655
Net income                                            17,210      14,631
Dividends on common and preferred stock              (12,121)    (12,091)
Other                                                    208         107
                                                     --------   ---------

Balance, end of period                              $309,778   $ 237,302
                                                     ========   =========

See notes to consolidated financial statements.

                     THE DIAL CORP
       STATEMENT  OF  CONSOLIDATED  CASH  FLOWS

Three months ended March 31,                              1994        1993
                                                        ---------   --------
(000 omitted)
Cash flows provided (used) by operating activities:
  Net income (loss)                                    $  17,210   $ 14,631
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operations:
      Depreciation and amortization                       26,926     24,143
      Deferred income taxes                                3,003      5,043
      Income from discontinued operations                            (3,472)
      Gain on sales of businesses and property              (270)      (272)
      Other noncash items, net                             2,029      5,152
      Change in operating assets and liabilities:
        Receivables                                      (36,049)    19,310
        Inventories                                      (18,908)   (29,035)
        Funds and agents' receivables and
          payment service obligations, net               109,402     57,218
        Accounts payable and accrued compensation        (54,779)   (57,016)
        Other current liabilities                         34,778     14,201
        Other assets and liabilities, net                (21,627)   (21,237)
                                                        ---------   --------
Net cash provided by operating activities                 61,715     28,666
                                                        ---------   --------

Cash flows provided (used) by investing activities:
  Capital expenditures                                   (16,997)   (20,862)
  Acquisitions of businesses
    and other assets, net of cash acquired              (109,269)      (666)
  Proceeds from sales and maturities of investments
    restricted for payment service obligations           111,092     26,756
  Purchases of investments restricted for payment
    service obligations                                 (191,421)   (99,481)
  Proceeds from sales of businesses and property             850      1,268
  Investment in and advances from
    discontinued operations, net                                     40,648
  Other, net                                                  (6)        (3)
                                                        ---------   --------
Net cash used by investing activities                   (205,751)   (52,340)
                                                        ---------   --------

Cash flows provided (used) by financing activities:
  Proceeds from long-term borrowings                      70,000
  Payments on long-term borrowings                           (32)      (764)
  Net change in short-term borrowings                     81,419     40,823
  Dividends on common and preferred stock                (12,121)   (12,091)
  Minority portion of subsidiary's
    special dividend                                      (9,761)
  Proceeds from sales of treasury stock                    8,668      7,881
  Net change in receivables sold                                    (15,000)
  Cash payments on interest rate swaps                    (3,585)    (3,134)
                                                        ---------   --------
Net cash provided by financing activities                134,588     17,715
                                                        ---------   --------

Net decrease in cash and cash equivalents                 (9,448)    (5,959)
Cash and cash equivalents, beginning of year              10,659     43,917
                                                        ---------   --------
Cash and cash equivalents, end of period               $   1,211   $ 37,958
                                                        =========   ========

See notes to consolidated financial statements.

THE DIAL CORP
NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  A - Basis of Preparation

This information should be read in connection with the financial statements set forth in The Dial Corp Annual Report to Shareholders for the year ended December 31, 1993.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in The Dial Corp's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to prior year's financial statements to conform to 1994 classifications.


NOTE  B - Investments Restricted for Payment Service Obligations

On January 1, 1994, The Dial Corp adopted Statement of Financial
Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading--with different reporting requirements for each classification.

At March 31, 1994, investments restricted for payment service obligations include securities having a fair market value of $549.0 million which were classified as "Available for Sale", and the after-tax adjustment necessary to mark them to market reduced stockholders' equity by $10.4 million. This adjustment had no effect on the current results of operations. The $90.0 million ($87.5 million fair value) balance of investments restricted for payment service obligations was classified as "Held to Maturity" and are reported at amortized cost.










  5

NOTE  C - Other Matters

At March 31, 1994 and December 31, 1993, The Dial Corp and subsidiaries reclassified $315 million and $225 million, respectively, of short-term borrowings, supported by unused long-term revolving credit agreements, as long-term debt.


NOTE  D - Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March 31, is as follows:

                                                               1994         1993
                                                            ----------   ----------
                                                            (000 omitted)
     Computed income taxes at statutory federal
        income tax rate of 35% and 34%                     $    9,829   $    5,874
     Nondeductible goodwill amortization                        1,028          783
     Minority interests                                           (35)         (54)
     State income taxes                                         1,775        1,812
     Foreign tax differences                                      123          (75)
     Tax-exempt income                                           (984)        (348)
     Adjustment to estimated annual effective rate             (1,000)      (1,500)
     Other, net                                                   138         (374)
                                                            ----------   ----------
                                                           $   10,874   $    6,118
                                                            ==========   ==========
























  6

NOTE  E - Supplementary Information--Revenues and Operating Income

                                  Three months ended March 31,
                                  -------------------------------------------------
                                  Revenues                  Operating Income
                                  -----------------------   -----------------------
                                     1994         1993         1994         1993
                                  ----------   ----------   ----------   ----------
                                  (000 omitted)
     Consumer Products           $  330,340   $  293,183   $   30,152   $   25,659
                                  ----------   ----------   ----------   ----------

     Services:
       Airline Catering and
         Other Food Services        172,183      143,584        7,259        6,411
       Convention Services          127,671       68,112       12,392        5,988
       Travel and Leisure and
         Payment Services           154,708      133,177        3,136        4,910
                                  ----------   ----------   ----------   ----------
           Total Services (1)       454,562      344,873       22,787       17,309
                                  ----------   ----------   ----------   ----------
                                 $  784,902   $  638,056       52,939       42,968
                                  ==========   ==========

     Unallocated corporate
        expense and other
        items, net                                            (12,586)     (12,480)
                                                            ----------   ----------
                                                           $   40,353   $   30,488
                                                            ==========   ==========

     (1) Dial's payment services subsidiary has been investing increasing amounts in tax exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $1,514,000 for the 1994 quarter and $551,000 for the 1993 quarter.


NOTE  F - Subsequent Event

On May 10, 1994, the Board of Directors declared a two for one stock split to be paid on July 1, 1994, to shareholders of record as of June 1, 1994. The effect of the stock split has not been reflected in the financial information presented herein.

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

Results:

There were no material changes in the nature of The Dial Corp's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the first paragraph of the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in The Dial Corp's Annual Report to Shareholders for the year ended December 31, 1993.

In the first quarter of 1994, revenues were $784.9 million, compared to $638.1 million in the same period last year.

Income from continuing operations and net income was $17.2 million or $0.39 per share. This was a per share increase of 56 percent over 1993's income from continuing operations of $11.2 million or $0.25 per share, and an increase of 18 percent from 1993's net income of $14.6 million or $0.33 per share.


Comparison of First Quarter of 1994 with First Quarter of 1993:

Consumer Products
The Consumer Products Group's revenues were up $37.2 million, or 13 percent from that in the 1993 first quarter. Operating income was up $4.5 million, or 18 percent over 1993 amounts.

Skin care division revenues and operating income decreased $4.3 million and $2.2 million, respectively, from the first quarter of 1993, as the high volume of sales made in late 1993 reduced first quarter 1994 trade demand.

Food division revenues decreased $1.7 million from those in the first quarter of 1993, due primarily to volume decreases in the microwaveable product line. Operating income increased $395,000 from that in the prior year due to lower manufacturing costs.

The household division revenues and operating income increased $27.4 million and $3.3 million, repsectively, benefiting from the Renuzit acquisition completed in May of 1993.

Revenues and operating income for the laundry division increased $14.0 million and $1.4 million, repsectively, with Purex liquid detergents continuing to lead the group.

International division revenues and operating income increased $1.7 million and $1.5 million, respectively, from those in the first quarter of 1993. Operating results in 1993 had been negatively impacted by expansion and product introduction costs.

Services
Combined Services revenues increased $109.7 million, or 32 percent from that of the first quarter of 1993, while operating income increased $5.5 million, or 32 percent over last year's results. Results were aided by the impact of 1993 acquisitions of convention services businesses and the first quarter phase-in of the United Airlines flight kitchens, although the phase-in will not be fully completed until late May. On a fully taxable equivalent basis, operating income increased by 36 percent, as Dial's payment services subsidiary has been investing increasing amounts in tax-exempt securities which have lower pre-tax yields but produce equal or better income on an after-tax basis.

         Airline Catering and Other Food Services. Airline Catering and Other Food Service revenues increased $28.6 million, or 20 percent over 1993 operations. Operating income increased $848,000, or 13 percent as the planned phase-in of United Airlines flight kitchens began. Operating income did not increase at the same rate as revenues because it takes several months of operations for newly staffed kitchens to achieve normal efficiency.

         Convention Services.       Convention Services revenues
increased $59.6 million, or 87 percent while operating income increased $6.4 million, or 107 percent from 1993 results. Improved results were due to the new businesses acquired in 1993 and the operating efficiencies achieved with the merged operations. In addition, several major shows, which in last year's first quarter had rotated out of areas served by Convention Services, returned this year.

         Travel and Leisure and Payment Services.     Revenues for the
Travel and Leisure and Payment Services Group increased $21.5 million or 16 percent, while operating income declined $1.8 million or 36 percent from the 1993 quarter.

Revenues of the transportation services companies decreased $2.4 million as increased charter and courier express revenues were offset by a decline in passenger revenues. Ongoing cost control programs contributed to a $207,000 improvement in operating results.

Cruise revenues increased $2.3 million over 1993, when one vessel had a four week drydock period. However, a number of cost factors, including timing issues, caused a $3.0 million increase in seasonal operating loss.

Duty Free and shipboard concession revenues increased by $13.0 million due primarily to new business. Operating income increased by $1.4 million over that of the 1993 period which had been impacted by start-up costs associated with new business.

Payment service revenues and operating income increased $4.2 million and $140,000 from 1993's results. On a fully taxable equivalent basis, revenues and operating income would be higher by $1.5 million for the 1994 quarter and $551,000 for the 1993 quarter resulting in a $5.2 million increase in revenues and a $1.2 million increase in operating income.

Unallocated Corporate Expense and Other Items, Net
Unallocated corporate expense and other items, net, increased just under one percent from that of the first quarter of 1993.

Interest Expense
Interest expense was down $1.0 million from the first quarter of 1993. The prepayment of certain high-coupon, fixed-rate debt at the end of the third quarter of 1993 contributed to the decline. Increased debt levels primarily due to the first quarter payments for the United Airlines kitchens offset some of the debt restructuring savings.


Liquidity and Capital Resources:

The Dial Corp's total debt at March 31, 1994 was $787 million compared to $636 million at December 31, 1993. The debt to capital ratio at March 31, 1994 was 0.61 to 1 compared with 0.55 to 1 at December 31, 1993. The increase in debt was primarily attributable to previously announced acquisitions made during the quarter together with an increase in working capital.

There were no other material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in the The Dial Corp Annual Report to Shareholders for the year ended December 31, 1993.

PART II   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     (a)The annual meeting of stockholders of The Dial Corp was held
        May 10, 1994.

     (b)Not applicable--(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and
        (iii) all such nominees were elected.

     (c)Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

        1.  The election of Directors as follows:

        Thomas L. Gossage
        Affirmative Vote..............  39,262,292
        Against.......................           0
        Withheld......................     409,538
        Abstentions...................           0
        Broker non-votes..............           0

        Dennis c. Stanfill
        Affirmative Vote..............  39,257,910
        Against.......................           0
        Withheld......................     413,920
        Abstentions...................           0
        Broker non-votes..............           0

        John W. Teets
        Affirmative Vote..............  39,226,019
        Against.......................           0
        Withheld......................     445,811
        Abstentions...................           0
        Broker non-votes..............           0

        2. The approval of a Management Incentive Plan for the Corporation.

        Affirmative Vote..............  37,228,712
        Against.......................   1,602,538
        Withheld......................           0
        Abstentions...................     840,580
        Broker non-votes..............           0

 11

        3. The approval of a Performance Unit Incentive Plan for the Corporation.

        Affirmative Vote..............  37,259,764
        Against.......................   1,594,929
        Withheld......................           0
        Abstentions...................     817,137
        Broker non-votes..............           0


        4. The appointment of Deloitte & Touche to audit the accounts of Dial and its subsidiaries for the fiscal year
        1994.

        Affirmative Vote..............  39,320,268
        Against.......................      86,957
        Withheld......................           0
        Abstentions...................     264,605
        Broker non-votes..............           0


Item 6.   Exhibits and Reports on Form 8-K

     (a)Exhibit No. 11 - Statement Re Computation of Per Share
        Earnings.

     (b)No Reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE DIAL CORP
                                   (Registrant)

     May 11, 1994                  By /s/ Richard C. Stephan
                                      Richard C. Stephan
                                      Vice President-Controller
                                      (Chief Accounting Officer
                                      and Authorized Officer)


 12