Form 10-Q
period 1994-06-30
DIAL CORP /DE/
filed 1994-08-12
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarterly Period Ended June 30, 1994
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


As of July 31, 1994, 92,146,468 shares of Common Stock ($1.50 par value) were outstanding.

THE DIAL CORP
TABLE OF CONTENTS

                                                            Page No.
                                                            ---------
  PART I   FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheet - June 30,
                  1994 and December 31, 1993                    2

               Statement of Consolidated Income -
                  Quarter and six months ended                 3-4
                  June 30, 1994 and 1993

               Statement of Retained Income - Six months
                  ended June 30, 1994 and 1993                  5

               Statement of Consolidated Cash Flows - Six
                  months ended June 30, 1994 and 1993           6

               Notes to Consolidated Financial Statements      7-9

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations  10-14

  PART II  OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security
               Holders                                         15

       Item 6. Exhibits and Reports on Form 8-K                15

  SIGNATURES                                                   15

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements
                   THE DIAL CORP
            CONSOLIDATED BALANCE SHEET
                                                      June 30,     December 31,
(000 omitted, except number of shares)                  1994           1993
                                                    ------------   ------------
                      ASSETS
Current assets:
  Cash and cash equivalents                        $        373   $     10,659
  Receivables, less allowance of $20,832
    and $22,597                                         273,475        199,996
  Inventories                                           217,766        216,837
  Deferred income taxes                                  44,557         46,373
  Other current assets                                   50,935         43,082
                                                    ------------   ------------
                                                        587,106        516,947
  Funds and agents' receivables restricted for
    payment service obligations, after
    eliminating $80,000 and $65,000 invested
    in Dial commercial paper                            452,457        535,657
                                                    ------------   ------------
        Total current assets                          1,039,563      1,052,604
Investments restricted for payment service
  obligations                                           690,713        574,094
Property and equipment                                  802,633        740,724
Other investments and assets                             54,783         59,757
Deferred income taxes                                   133,599        124,096
Intangibles                                             808,643        729,813
                                                    ------------   ------------
                                                   $  3,529,934   $  3,281,088
                                                    ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                            $        101   $      8,935
  Accounts payable                                      214,390        248,975
  Accrued compensation                                   77,201         69,060
  Other current liabilities                             312,396        272,430
  Current portion of long-term debt                       2,229          2,295
                                                    ------------   ------------
                                                        606,317        601,695
  Payment service obligations                         1,208,460      1,147,063
                                                    ------------   ------------
        Total current liabilities                     1,814,777      1,748,758
Long-term debt                                          785,871        624,662
Pensions and other benefits                             299,309        295,656
Other deferred items and insurance reserves              96,868         99,834
Minority interests                                       23,192         35,866
$4.75 Redeemable preferred stock                          6,628          6,624
Common stock and other equity:
  Common stock, $1.50 par value, 200,000,000
    shares authorized, 97,108,724 and
    48,554,362 shares issued                            145,663         72,832
  Additional capital                                    315,241        378,814
  Retained income                                       340,271        304,481
  Cumulative translation adjustments                    (13,777)        (9,889)
  Unearned employee benefits related to:
     Employee Equity Trust                             (153,468)      (158,429)
     Guarantee of ESOP debt                             (31,224)       (31,511)
  Unrealized loss on securities available
    for sale                                            (12,725)
  Common stock in treasury, at cost, 5,043,532
    and 2,536,354 shares                                (86,692)       (86,610)
                                                    ------------   ------------
                                                        503,289        469,688
                                                    ------------   ------------
                                                   $  3,529,934   $  3,281,088
                                                    ============   ============

See notes to consolidated financial statements.

                   THE DIAL CORP
          STATEMENT OF CONSOLIDATED INCOME

Quarter ended June 30,                                 1994       1993
                                                     --------   ---------
(000 omitted, except per share data)
Revenues                                            $931,948   $ 773,995
                                                     --------   ---------

Costs and expenses:
  Cost of sales and services                         836,669     694,536
  Unallocated corporate expense
    and other items, net                              12,263      12,982
  Interest expense                                    13,073      13,610
  Minority interests                                     503         692
                                                     --------   ---------
                                                     862,508     721,820
                                                     --------   ---------

Income before income taxes                            69,440      52,175
Income taxes                                          26,047      18,796
                                                     --------   ---------

Income from continuing operations                     43,393      33,379

Income from discontinued operations--
  Transportation Manufacturing and Service
    Parts Group (sold August 12, 1993)                             6,294
                                                     --------   ---------

Net income                                          $ 43,393   $  39,673
                                                     ========   =========


Income per common share:
  Continuing operations                             $   0.50   $    0.38
  Discontinued operations                                           0.08
                                                     --------   ---------

  Net income per common share                       $   0.50   $    0.46
                                                     ========   =========

Dividends declared per common share                 $   0.15   $    0.14
                                                     ========   =========

Average outstanding common and equivalent shares      86,540      85,854
                                                     ========   =========

See notes to consolidated financial statements.

                   THE DIAL CORP
          STATEMENT OF CONSOLIDATED INCOME

Six months ended June 30,                               1994          1993
                                                     -----------   -----------
(000 omitted, except per share data)
Revenues                                            $ 1,716,850   $ 1,412,051
                                                     -----------   -----------

Costs and expenses:
  Cost of sales and services                          1,568,632     1,289,624
  Unallocated corporate expense
    and other items, net                                 24,849        25,462
  Interest expense                                       25,442        26,979
  Minority interests                                        403           534
                                                     -----------   -----------
                                                      1,619,326     1,342,599
                                                     -----------   -----------

Income before income taxes                               97,524        69,452
Income taxes                                             36,921        24,914
                                                     -----------   -----------

Income from continuing operations                        60,603        44,538

Income from discontinued operations--
  Transportation Manufacturing and Service
    Parts Group (sold August 12, 1993)                                  9,766
                                                     -----------   -----------

Net income                                          $    60,603   $    54,304
                                                     ===========   ===========


Income per common share:
  Continuing operations                             $      0.70   $      0.51
  Discontinued operations                                                0.12
                                                     -----------   -----------

  Net income per common share                       $      0.70   $      0.63
                                                     ===========   ===========

Dividends declared per common share                 $      0.29   $      0.28
                                                     ===========   ===========

Average outstanding common and equivalent shares         86,288        85,854
                                                     ===========   ===========

See notes to consolidated financial statements.

                       Page 4

                   THE DIAL CORP
            STATEMENT OF RETAINED INCOME

Six months ended June 30,                               1994          1993
                                                     -----------   -----------
(000 omitted)
Balance, beginning of year                          $   304,481   $   234,655
Net income                                               60,603        54,304
Dividends on common and preferred stock                 (25,131)      (24,220)
Other                                                       318           217
                                                     -----------   -----------

Balance, end of period                              $   340,271   $   264,956
                                                     ===========   ===========

See notes to consolidated financial statements.

                     THE DIAL CORP
         STATEMENT OF CONSOLIDATED CASH FLOWS

Six months ended June 30,                                 1994        1993
                                                        ---------   ---------
(000 omitted)
Cash flows provided (used) by operating activities:
  Net income                                           $  60,603   $  54,304
  Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation and amortization                       55,691      49,644
      Deferred income taxes                                1,269       5,460
      Income from discontinued operations                             (9,766)
      Gain on sale of businesses and property             (1,846)     (1,251)
      Other noncash items, net                             2,817      19,024
      Change in operating assets and liabilities:
        Receivables                                      (73,255)    (43,110)
        Inventories                                        2,597     (13,703)
        Funds and agents' receivables and
          payment service obligations, net               147,368     136,045
        Accounts payable and accrued compensation        (29,887)    (18,642)
        Other current liabilities                         46,315     (12,217)
        Other assets and liabilities, net                (32,215)    (32,771)
                                                        ---------   ---------
Net cash provided by operating activities                179,457     133,017
                                                        ---------   ---------

Cash flows provided (used) by investing activities:
  Capital expenditures                                   (43,777)    (36,463)
  Acquisitions of businesses, and other
    assets, net of cash acquired                        (141,533)   (100,891)
  Proceeds from sales and maturities of investments
    restricted for payment service obligations           187,059      43,730
  Purchases of investments restricted for payment
    service obligations                                 (319,809)   (201,267)
  Proceeds from sale of businesses and property            3,397      15,413
  Investment in and advances from
    discontinued operations, net                                      57,783
  Other, net                                                 (10)         (7)
                                                        ---------   ---------
Net cash used by investing activities                   (314,673)   (221,702)
                                                        ---------   ---------

Cash flows provided (used) by financing activities:
  Proceeds from long-term borrowings                      70,000      99,963
  Payments on long-term borrowings                        (2,130)     (3,957)
  Net change in short-term borrowings                     84,928     (26,584)
  Dividends on common and preferred stock                (25,131)    (24,220)
  Minority portion of subsidiary's
    special dividend                                      (9,761)
  Proceeds from sales of treasury stock                   13,422      14,296
  Cash payments on interest rate swaps                    (6,398)     (7,446)
                                                        ---------   ---------
Net cash provided by financing activities                124,930      52,052
                                                        ---------   ---------

Net decrease in cash and cash equivalents                (10,286)    (36,633)
Cash and cash equivalents, beginning of year              10,659      43,917
                                                        ---------   ---------
Cash and cash equivalents, end of period               $     373   $   7,284
                                                        =========   =========

See notes to consolidated financial statements.

THE DIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A - Basis of Preparation

This information should be read in connection with the financial statements set forth in The Dial Corp Annual Report to Shareholders for the year ended December 31, 1993.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in The Dial Corp's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1994, and the results of operations for the quarters and six months ended June 30, 1994 and 1993, and the cash flows for the six months ended June 30, 1994 and 1993, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to prior year's financial statements to conform to 1994 classifications.

NOTE  B - Stock Split

On May 10, 1994, the Board of Directors declared a two-for-one stock split which was distributed on July 1, 1994, to shareholders of record as of June 1, 1994. All references in the financial statements with regard to number of shares of common stock and related dividends declared and income per share amounts have been restated to reflect the stock split.

NOTE  C - Investments Restricted for Payment Service Obligations

On January 1, 1994, The Dial Corp adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: held to maturity, available for sale, or trading--with different reporting requirements for each classification.

At June 30, 1994, investments restricted for payment service obligations include securities having a fair market value of $425.5 million which were classified as "Available for Sale", and the after-tax adjustment necessary to mark them to market reduced stockholders' equity by $12.7 million. This adjustment had no effect on the current results of operations. The $265.2 million ($249.5 million fair value) balance of investments restricted for payment service obligations was classified as "Held to Maturity" and is reported at amortized cost.

NOTE  D - Other Matters

At June 30, 1994 and December 31, 1993, Dial reclassified
$318 million and $225 million, respectively, of short-term borrowings, supported by unused long-term revolving credit agreements, as long-term debt.

NOTE  E - Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:

                                                           1994         1993
                                                        ----------   ----------
                                                        (000 omitted)
     Computed income taxes at statutory federal
        income tax rate of 35% and 34%, respectively   $   34,133   $   23,614
     Nondeductible goodwill amortization                    2,125        1,625
     Minority interests                                       141          182
     State income taxes                                     4,108        4,476
     Foreign tax differences                                  396         (220)
     Tax-exempt income                                     (1,909)        (733)
     Adjustment to estimated annual effective rate         (2,000)      (3,000)
     Other, net                                               (73)      (1,030)
                                                        ----------   ----------
                                                       $   36,921   $   24,914
                                                        ==========   ==========

NOTE  F - Supplementary Information--Revenues and Operating Income

                                  Quarter ended         Six months ended
                                  June 30,               June 30,
                                  -------------------   -----------------------
                                    1994       1993        1994         1993
                                  --------   --------   ----------   ----------
                                  (000 omitted)
     Revenues:
        Consumer Products        $408,115   $385,140   $  738,455   $  678,323
                                  --------   --------   ----------   ----------
        Services:
          Airline Catering and
            Other Food Services   225,435    145,420      397,618      289,004
          Convention Services     135,736     81,583      263,407      149,695
          Travel and Leisure and
            Payment Services (1)  162,662    161,852      317,370      295,029
                                  --------   --------   ----------   ----------
              Total Services (1)  523,833    388,855      978,395      733,728
                                  --------   --------   ----------   ----------
                                 $931,948   $773,995   $1,716,850   $1,412,051
                                  ========   ========   ==========   ==========

     Operating Income:
        Consumer Products        $ 49,978   $ 43,443   $   80,130   $   69,102
                                  --------   --------   ----------   ----------
        Services:
          Airline Catering and
            Other Food Services    15,824     10,674       23,083       17,085
          Convention Services      14,957      7,419       27,349       13,407
          Travel and Leisure and
            Payment Services (1)   14,520     17,923       17,656       22,833
                                  --------   --------   ----------   ----------
              Total Services (1)   45,301     36,016       68,088       53,325
                                  --------   --------   ----------   ----------

        Total principal business
          segments                 95,279     79,459      148,218      122,427

        Unallocated corporate
          expense and other
          items, net              (12,263)   (12,982)     (24,849)     (25,462)
                                  --------   --------   ----------   ----------
                                 $ 83,016   $ 66,477   $  123,369   $   96,965
                                  ========   ========   ==========   ==========

(1) Dial's payment services subisidiary has been investing increasing amounts in tax exempt securities. On a fully taxable equivalent basis, revenues and operating income are higher by $1,422,000 for the 1994 quarter and $966,000 for the 1993 quarter and by $2,936,000 and $1,517,000, respectively, for the 1994 and 1993 six month periods.


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

Results:

There were no material changes in the nature of Dial's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the first paragraph of the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in The Dial Corp Annual Report to Shareholders for the year ended December 31, 1993.

Comparison of Second Quarter of 1994 with Second Quarter of 1993:

In the second quarter of 1994, revenues increased 20 percent to $931.9 million from $774.0 million in the 1993 quarter.

Second quarter income from continuing operations was $43.4 million in the quarter, or $0.50 per share. This was a per share increase of 32 percent over 1993's income from continuing operations of $33.4 million, or $0.38 per share, and an increase of 9 percent from 1993's net income of $39.7 million, or $0.46 per share.

Consumer Products
The Consumer Products Group's revenues were up $23.0 million or 6 percent from those in the 1993 second quarter. Operating income was up $6.5 million or 15 percent over 1993 amounts.

Skin Care division revenues and operating income declined $16.1 million and $2.0 million, respectively, from that in the second quarter of 1993. Soap sales volumes declined largely due to a program to improve profitability by more efficient use of trade promotion spending, which resulted in some sales being passed up. Market share of Dial soap is up year over year reflecting healthy consumer take-away of products. Operating income was down due to the decline in revenues, offset partially by reduced marketing expenses and the favorable impact of other profit improvement projects.

Food division revenues increased $2.1 million from those in the 1993 second quarter. Operating income increased $897,000 compared to that in the prior year due primarily to lower ingredient costs.

The Household division revenues and operating income increased $18.8 million and $5.1 million, respectively. The comparable 1993 quarter had Renuzit air freshener results for only part of the period following its acquisition in mid-May 1993. A strong performance by scouring pads also contributed to the division's results.

Laundry division revenues and operating income increased $17.2 million and $1.6 million, respectively from the second quarter of 1993, led by a strong growth in Purex liquid detergents.

International division revenues and operating income increased $1.0 million and $922,000, respectively, from the 1993 second quarter led by revenue increases from Mexico and Canada. Operating results in 1993 had been negatively impacted by expansion and product introduction costs.

Services
Combined Services revenues increased $135.0 million, or 35 percent and operating income increased $9.3 million, or 26 percent in the quarter, aided by the impact of 1993 acquisitions of convention services businesses and the continuing phase-in of the United Airlines flight kitchens during the quarter.

         Airline Catering and Other Food Services.    Airline Catering
and Other Food Service revenues increased $80.0 million, or 55 percent and operating income increased $5.2 million or 48 percent over the 1993 quarter, as start-up of newly acquired flight kitchens continued.

         Convention Services.       Convention Services revenues
increased $54.2 million, or 66 percent while operating income increased $7.5 million, more than double that in the 1993 quarter. Last year included only one month of results from the acquisition of United Exposition Service. Improved results were due primarily to the United and Andrews, Bartlett acquisitions in 1993 and the operating efficiencies being achieved with the merged operations.

         Travel and Leisure and Payment Services.     Revenues for the
Travel and Leisure and Payment Services Group increased $810,000, while operating income declined $2.9 million or 16 percent on a fully taxable equivalent basis.

Canadian transportation services companies revenues and operating income declined $4.4 million and $877,000, respectively, from that in the 1993 second quarter. The reductions were due primarily to reduced passenger revenues, offset partially by increased revenues in the courier express, charter and sightseeing businesses. Ongoing cost control programs helped limit the decline in operating income.

Cruise revenues were down $2.9 million from 1993's results due to lower passenger counts. Cruise operating income declined $2.8 million from 1993's levels due largely to the decline in revenues.

Duty Free and shipboard concession revenues increased by $2.0 million due primarily to increased passenger days associated with new business. Operating income increased by $186,000.

On a fully taxable equivalent basis, payment services had a  $1.9 million increase in revenues and a $320,000 increase in operating income over the 1993 quarter.

Unallocated corporate expense and other items, net
Unallocated corporate expense and other items, net, decreased $719,000 from the second quarter of 1993.

Interest Expense
Interest expense was down $537,000 from that of the second quarter of 1993. The prepayment of certain high-coupon, fixed-rate debt at the end of the 1993 third quarter contributed to the decline. Increased debt levels primarily due to the payments for the United Airlines kitchens and higher short-term interest rates offset some of the debt restructuring savings.

Comparison of First Six Months of 1994 with
   First Six Months of 1993:

Revenues for the first half of 1994 were $1.7 billion, up 22 percent over 1993's $1.4 billion for the same period.

Income from continuing operations and net income for the six months ended June 30, 1994, was $60.6 million, or $0.70 per share, a per share increase of 37 percent over last year's income from continuing operations of $44.5 million, or $0.51 per share and a per share increase of 11 percent from 1993's net income of $54.3 million, or $0.63 per share.

Consumer Products
The Consumer Products Group's revenues were up $60.1 million or 9 percent from that in the 1993 first half. Operating income was up $11.0 million or 16 percent over 1993 amounts.

Skin Care division revenues and operating income decreased $20.4 million and $4.2 million, respectively, from those in the first half of 1993. While market share is up over 1993, soap sales volumes declined largely due to a program to improve profitability by more efficient use of trade promotion spending. Also, the high volume of sales in late 1993 reduced first quarter 1994 trade demand.

Food division revenues increased $327,000 from that in the first six months of 1993. Operating income increased $1.3 million compared to the first half of 1993 due primarily to reduced manufacturing costs.

Household division revenues and operating income increased $46.2 million and $8.4 million, respectively, from that in the 1993 first six months. The acquisition of Renuzit, completed in May of 1993, contributed to the favorable comparisons between periods. First half results for scouring pads also contributed to the increases, offset partially by declines in ammonia products.

Laundry division revenues and operating income increased $31.2 million and $3.0 million, respectively, led by Purex liquid detergents.

International division revenues and operating income increased $2.8 million and $2.5 million, respectively, from the first half of 1993. Revenue growth resulted from product and business expansion in Mexico and Canada. Operating results in 1993 had been negatively impacted by expansion and product introduction costs.

Services
Combined Services revenues and operating income were up $244.7 million and $14.8 million, respectively, from that of the first half of 1993. Results were aided by the impact of the 1993 acquisitions of convention services businesses and the phase-in of the United Airlines flight kitchens during the 1994 first six months.

         Airline Catering and Other Food Services.    Airline Catering
and Other Food Service revenues and operating income increased $108.6 million and $6.0 million, respectively, as the start-up of newly acquired flight kitchens continued during the 1994 first half.

         Convention Services.       Convention Services revenues
increased $113.7 million while operating income increased $13.9 million, more than double that in the 1993 first six months. Improved results were due primarily to the United Exposition Service and Andrews, Bartlett acquisitions during the second and fourth quarters of 1993, respectively, and the operating efficiencies being achieved with the merged operations.

         Travel and Leisure and Payment Services. Revenues for the Travel and Leisure and Payment Services Group increased $22.3 million, while operating income declined $5.2 million from the 1993 first half. On a fully taxable equivalent basis, operating income was only down $3.8 million.

Revenues and operating income of the Canadian transportation services companies decreased $6.8 million and $670,000, respectively, from that of the first six months of 1993 due primarily to declining ridership, offset partially by increased revenues related to the courier express, charter and sightseeing operations.

Cruise revenues declined $546,000 from that of the first six months of 1993. Revenues were down due to lower passenger counts. Operating results declined $5.8 million from 1993's first half due to the decline in revenues and a number of cost factors, including timing issues and lower 1993 expenses due to a four week drydock of one vessel.

Duty Free and shipboard concession revenues and operating income increased by $15.0 million and $1.5 million, respectively, due primarily to increased passenger days associated with new business. A favorable product mix and continued emphasis on controlling costs contributed to the increase in operating income.

On a fully taxable equivalent basis, payment services had a $7.0 million increase in revenues and a $1.9 million increase in operating income.

Unallocated corporate expense and other items, net
Unallocated corporate expense and other items, net, declined $613,000 from that of the first six months of 1993.

Interest Expense
Interest expense was down $1.5 million from the first six months of 1993. As mentioned previously, the decline was due to the prepayment of certain high-coupon, fixed-rate debt at the end of the 1993 third quarter, offset partially by increased debt levels related to the United Airlines kitchens acquisitions during the first half of 1994 and higher short-term interest rates.

Liquidity and Capital Resources:
The Dial Corp's total debt at June 30, 1994 was $788.2 million compared to $635.9 million at December 31, 1993. The debt to capital ratio at June 30, 1994 and December 31, 1993 was 0.60 to 1 and 0.55 to 1, respectively. The increase in debt was primarily attributable to previously announced acquisitions made during the first six months of 1994 together with an increase in working capital.

In July 1994, a Shelf Registration with the Securities and Exchange Commission became effective. Under the Shelf Registration, Dial can issue up to an aggregate $500 million of debt and/or equity securities. There is no intention to issue any equity securities at the present time. The filing increases Dial's financing flexibility in the future.

There were no material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in The Dial Corp Annual Report to Shareholders for the year ended December 31, 1993.

PART II   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of The Dial Corp was held May 10, 1994, and matters voted on were reported in the quarterly report of The Dial Corp on Form 10-Q for the quarterly period ended March 31, 1994.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit No. 11 - Statement Re Computation of Per Share
         Earnings.

     (b) No Reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.




SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE DIAL CORP
                                       (Registrant)

     August 12, 1994                By /s/ Richard C. Stephan
                                       ----------------------
                                       Richard C. Stephan
                                       Vice President-Controller
                                       (Chief Accounting Officer
                                       and Authorized Officer)