Form 10-Q
period 1994-09-30
DIAL CORP /DE/
filed 1994-11-10
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended September 30, 1994
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

Registrant's Telephone Number, Including Area Code (602)207-4000

Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes    x                                  No
                ---------                                 ---------

As of September 30, 1994, 92,552,218 shares of Common Stock
($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


THE DIAL CORP
CONSOLIDATED BALANCE SHEET

                                                       September 30,    December 31,
(000 omitted, except number of shares)                     1994             1993
                                                        -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $     16,059     $    10,659
  Receivables, less allowance of
     $21,668 and $22,597                                    197,726         199,996
  Inventories                                               217,989         216,837
  Deferred income taxes                                      49,076          46,373
  Other current assets                                       42,927          43,082
                                                         ----------      ----------
                                                            523,777         516,947
  Funds and agents' receivables
     restricted for payment service
     obligations, after eliminating
     $75,000 and $65,000 invested
     in Dial commercial paper                               468,523         535,657
                                                         ----------      ----------
  Total current assets                                      992,300       1,052,604
Investments restricted for
 payment service obligations:
   Securities available for sale                            400,282         574,094
   Securities held to maturity                              319,416
Property and equipment                                      804,123         740,724
Other investments and assets                                 71,809          59,757
Deferred income taxes                                       129,673         124,096
Intangibles                                                 810,838         729,813
                                                         ----------      ----------
                                                       $  3,528,441     $ 3,281,088
                                                         ==========      ==========

                                                       September 30,    December 31,
(000 omitted, except number of shares)                     1994             1993
                                                         ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                                $        467     $     8,935
  Accounts payable                                          218,497         248,975
  Accrued compensation                                       78,341          69,060
  Other current liabilities                                 249,788         272,430
  Current portion of long-term debt                           2,264           2,295
                                                         ----------      ----------
                                                            549,357         601,695
  Payment service obligations                             1,259,462       1,147,063
                                                         ----------      ----------
  Total current liabilities                               1,808,819       1,748,758
Long-term debt                                              732,027         624,662
Pension and other benefits                                  316,789         295,656
Other deferred items and insurance reserves                  94,316          99,834
Minority interests                                           26,103          35,866
$4.75 Redeemable preferred stock                              6,589           6,624
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 and 48,554,362
     (pre-split) shares issued                              145,663          72,832
  Additional capital                                        304,799         378,814
  Retained income                                           372,688         304,481
  Cumulative translation adjustments                        (10,071)         (9,889)
  Unearned employee benefits related to:
     Employee Equity Trust                                 (144,003)       (158,429)
     Guarantee of ESOP debt                                 (30,236)        (31,511)
  Unrealized loss on securities
     available for sale                                     (17,334)
  Common stock in treasury, at cost,
     4,556,506 and 2,536,354
     (pre-split) shares                                     (77,708)        (86,610)
                                                         ----------      ----------
  Total common stock and other equity                       543,798         469,688
                                                         ----------      ----------
                                                       $  3,528,441     $ 3,281,088
                                                         ==========      ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Quarter ended September 30,                                            1994           1993
(000 omitted, except per share data)                                 ----------     ----------
Revenues                                                           $    912,523   $    770,401
                                                                     ----------     ----------

Costs and expenses:
  Costs of sales and services                                           811,037        687,028
  Unallocated corporate expense
     and other items, net                                                12,841         12,401
  Interest expense                                                       14,271         12,729
  Minority interests                                                      2,638          2,692
                                                                     ----------     ----------
                                                                        840,787        714,850
                                                                     ----------     ----------
Income before income taxes                                               71,736         55,551
Income taxes                                                             26,308         18,367
                                                                     ----------     ----------

Income from Continuing Operations                                        45,428         37,184
Income from discontinued operations                                                     22,354
                                                                     ----------     ----------
Income before extraordinary charge                                       45,428         59,538

Extraordinary charge for early
  retirement of debt, net of
  tax benefit of $11,833                                                               (21,908)
                                                                     ----------     ----------

Net Income                                                         $     45,428   $     37,630
                                                                     ==========     ==========

Income Per Common Share:
  Continuing operations                                            $       0.52   $       0.44
  Discontinued operations                                                                 0.26
  Extraordinary charge                                                                   (0.26)
                                                                     ----------     ----------

Net Income Per Common Share                                        $       0.52   $       0.44
                                                                     ==========     ==========

Dividends declared per common share                                $       0.15   $       0.14
                                                                     ==========     ==========
Average outstanding common
  and equivalent shares                                                  86,888         85,140
                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.


THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Nine months ended September 30,                                        1994           1993
(000 omitted, except per share data)                                 ----------     ----------
Revenues                                                           $  2,629,373   $  2,182,452
                                                                     ----------     ----------

Costs and expenses:
  Costs of sales and services                                         2,379,669      1,976,652
  Unallocated corporate expense
     and other items, net                                                37,690         37,863
  Interest expense                                                       39,713         39,708
  Minority interests                                                      3,041          3,226
                                                                     ----------     ----------
                                                                      2,460,113      2,057,449
                                                                     ----------     ----------
Income before income taxes                                              169,260        125,003
Income taxes                                                             63,229         43,281
                                                                     ----------     ----------

Income from Continuing Operations                                       106,031         81,722
Income from discontinued operations                                                     32,120
                                                                     ----------     ----------
Income before extraordinary charge                                      106,031        113,842

Extraordinary charge for early
  retirement of debt, net of
  tax benefit of $11,833                                                               (21,908)
                                                                     ----------     ----------

Net Income                                                         $    106,031   $     91,934
                                                                     ==========     ==========

Income Per Common Share:
  Continuing operations                                            $       1.22   $       0.95
  Discontinued operations                                                                 0.38
  Extraordinary charge                                                                   (0.26)
                                                                     ----------     ----------

Net Income Per Common Share                                        $       1.22   $       1.07
                                                                     ==========     ==========

Dividends declared per common share                                $       0.44   $       0.42
                                                                     ==========     ==========
Average outstanding common
  and equivalent shares                                                  86,488         85,616
                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF RETAINED INCOME


Nine months ended September 30,                                        1994           1993
(000 omitted)                                                        ----------     ----------
Balance, beginning of year                                         $    304,481   $    234,655
Net income                                                              106,031         91,934
Dividends on common and preferred shares                                (38,246)       (36,215)
Other                                                                       422            332
                                                                     ----------     ----------

Balance, end of period                                             $    372,688   $    290,706
                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED CASH FLOWS


Nine months ended September 30,                                        1994           1993
(000 omitted)                                                        ----------     ----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net income                                                         $    106,031   $     91,934
Adjustments to reconcile net income to
  net cash provided (used) by operations:
     Depreciation and amortization                                       83,841         75,511
     Deferred income taxes                                                7,128         19,916
     Income from discontinued operations                                               (32,120)
     Extraordinary charge for early
       retirement of debt                                                               21,908
     Gain on sale of property                                            (2,368)          (768)
     Other noncash items, net                                             7,672         29,361
     Change in operating assets
      and liabilities:
       Receivables                                                         (258)       (50,553)
       Inventories                                                        2,624        (11,978)
       Funds and agents' receivables and
         payment service obligations, net                               185,371         78,387
       Accounts payable and accrued
         compensation                                                   (24,640)        35,969
       Other assets and liabilities, net                                (51,670)       (38,910)
                                                                     ----------     ----------
Net cash provided by operating activities                               313,731        218,657
                                                                     ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Capital expenditures                                                    (64,806)       (57,869)
Acquisitions of businesses and
  other assets, net of cash acquired                                   (146,678)      (100,891)
Proceeds from sales and maturities of
  investments restricted for payment
  service obligations                                                   241,195        450,546
Purchases of investments restricted for
  payment service obligations                                          (410,983)      (578,962)
Proceeds from sale of shares of the
  Transportation Manufacturing and
  Service Parts Group                                                                  245,700
Proceeds from sale of property                                            6,770         16,737
Investment in and advances from
  discontinued operations, net                                                          35,084
Other, net                                                                  (89)           (55)
                                                                     ----------     ----------
Net cash provided (used) by investing activities                       (374,591)        10,290
                                                                     ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                       70,000         99,963
Payments on long-term borrowings                                         (2,163)      (182,725)
Extraordinary charge for early
  retirement of debt                                                                   (21,908)
Net change in short-term borrowings                                      31,456        (66,066)
Dividends on common and preferred stock                                 (38,246)       (36,215)
Minority portion of subsidiary's special dividend                        (9,761)
Proceeds from sale of treasury stock                                     24,291         23,933
Common stock purchased for treasury                                                    (38,642)
Net change in receivables sold                                                         (18,800)
Cash payments on interest rate swaps                                     (9,317)       (23,232)
                                                                     ----------     ----------
Net cash provided (used) by
  financing activities                                                   66,260       (263,692)
                                                                     ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                                                    5,400        (34,745)
Cash and cash equivalents, beginning of year                             10,659         43,917
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     16,059   $      9,172
                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--Basis of Preparation

This information should be read in conjunction with the financial statements set forth in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1993.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in The Dial Corp's annual financial statements except as discussed in Note D below and as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Dial's financial position as of September 30, 1994, and the results of operations for the quarters and nine months ended September 30, 1994 and 1993, and the cash flows for the nine months ended September 30, 1994 and 1993 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B--Stock Split

On May 10, 1994, Dial's Board of Directors declared a two-for-one stock split which was paid on July 1, 1994, to shareholders of record as of June 1, 1994. Unless otherwise noted, all references in the financial statements with regard to number of shares of common stock and related dividends declared and income per share amounts have been restated to reflect the stock split.


NOTE C--Acquisitions of Businesses and Other Assets

During the first nine months of 1994, Dial completed its acquisition of fifteen flight catering kitchens from United Airlines ("UAL") and also acquired several small companies. All acquisitions were accounted for as purchases. The purchase prices, including acquisition costs, were allocated to the net tangible and intangible assets acquired based on estimated fair values at the dates of the respective acquisitions. The difference between the purchase prices and the related fair values of net assets acquired represents goodwill which is being amortized on a straight-line basis over 40 years. The fair value of patents and other intangible assets purchased in the acquisitions is amortized over their estimated useful lives.

The results of the acquired operations have been included in the Statement of Consolidated Income from the dates of acquisition.

The net cash paid, assets acquired and debt and other liabilities assumed in all acquisitions made during the first nine months of 1994 were as follows:

                                           UAL
                                          Flight
                                         Kitchens          Other         Total
(000 omitted)                            -----------   -----------     -----------
(000 omitted)
Assets acquired:
  Property and equipment                $     62,553   $     10,997   $     73,550
  Intangibles, primarily goodwill             61,940         11,919         73,859
  Other assets                                 2,689          2,448          5,137
Debt and other liabilities
  assumed                                                    (5,868)        (5,868)
                                         -----------    -----------    -----------
Net cash paid                           $    127,182   $     19,496   $    146,678
                                         ===========    ===========    ===========

NOTE D--Investments Restricted for Payment Service Obligations

On January 1, 1994, The Dial Corp adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available for sale, held to maturity or trading. Dial has no securities classified in the trading category.

Securities Available for Sale--Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity or changes in interest rates are classified as securities available for sale and are carried at fair value, with the net, after-tax, unrealized holding gain or loss reported as a separate component of common stock and other equity, with no effect on current results of operations. The change in the unrealized loss on securities available for sale for the nine months ended September 30, 1994 is as follows:

(000 omitted)
Unrealized loss on securities available
  for sale at January 1, 1994, the date of
  adoption of SFAS No. 115                             $     (1,369)
Net increase in unrealized loss, due
  principally to increases in interest rates                (15,965)
                                                        -----------
Unrealized loss on securities available
  for sale, September 30, 1994                         $    (17,334)
                                                        ===========


A summary of securities available for sale at September 30, 1994 is as follows:

                                            Gross          Gross
                          Amortized      Unrealized      Unrealized
(000 omitted)                Cost           Gains         Losses      Fair Value
                          -----------    -----------    -----------    -----------
U. S Government
  Agencies               $      5,197   $              $         28   $      5,169
Obligations of states
  and political
  subdivisions                247,157                        14,438        232,719
Corporate debt
  securities                   63,383                         5,190         58,193
Mortgage-backed and
  other asset-backed
  securities                   96,415             45          7,802         88,658
Other securities               16,191                           648         15,543
                          -----------    -----------    -----------    -----------
                         $    428,343   $         45   $     28,106   $    400,282
                          ===========    ===========    ===========    ===========

Maturities of securities available for sale at September 30, 1994 are as follows:

                                                        Amortized
(000 omitted)                                              Cost          Fair Value
                                                        -----------      -----------
Due in
  1995-1998                                            $    123,523     $    113,700
  1999-2003                                                 139,783          130,372
  2004 and later                                            165,037          156,210

Actual maturities may differ from contractual maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Mortgage-backed and other asset-backed securities not due at a single maturity date are included in the table above based on their expected maturity. Proceeds from the sale of securities during the nine months ended September 30, 1994 were approximately $231.8 million. Gross realized gains and losses on those sales were $1.6 million and $500,000, respectively, based on the specific identification method of determining cost.

Securities Held to Maturity--Securities classified as held to maturity consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost, and are summarized as follows at September 30, 1994:

                                            Gross         Gross
                          Amortized      Unrealized     Unrealized
(000 omitted)                Cost           Gains         Losses         Fair Value
                          -----------    -----------    -----------      -----------
U. S Government
  Agencies               $     59,587   $              $      2,826     $     56,761
Obligations of states
  and political
  subdivisions                 54,590                         3,320           51,270
Corporate debt
  securities                  128,369                        10,125          118,244
Other securities               76,870                           971           75,899
                          -----------    -----------    -----------      -----------
                         $    319,416   $              $     17,242     $    302,174
                          ===========    ===========    ===========      ===========

Maturities of securities held to maturity at September 30, 1994 are as follows:

                                                        Amortized
(000 omitted)                                              Cost          Fair
Value
                                                        -----------      -----------
Due in
  1995-1998                                            $    180,794     $    174,700
  1999-2003                                                  87,277           79,210
  2004 and later                                             51,345           48,264


Actual maturities may differ from contractual maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. There were no sales or transfers of securities held to maturity to another category of securities during the nine months ended September 30, 1994.

NOTE E--Other Matters

At September 30, 1994 and December 31, 1993, Dial classified as long-term debt $265 million and $225 million, respectively, of short-term borrowings supported by unused commitments under long-term revolving credit agreements.

NOTE F--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September
30, is as follows:

                                                        1994            1993
(000 omitted)                                        ------------    ------------
Computed income taxes
  at statutory federal income
  tax rate of 35%                                   $      59,241   $      43,751
Nondeductible goodwill amortization                         3,189           2,433
Minority interests                                          1,064           1,129
State income taxes                                          5,227           5,110
Foreign tax differences                                      (538)          1,229
Tax-exempt income                                          (3,453)         (1,627)
Adjustment of deferred tax assets
  at January 1, 1993 for enacted
  change in tax rate                                                       (4,386)
Adjustment to estimated annual
  effective rate                                           (1,000)         (3,000)
Other, net                                                   (501)         (1,358)
                                                      -----------     -----------
Provision for income taxes                          $      63,229   $      43,281
                                                      ===========     ===========

NOTE G--Discontinued Operations

The caption "Income from discontinued operations" in the Statement of Consolidated Income includes the following:

                                                          Periods ended
                                                        September 30, 1993
                                                    --------------------------
                                                      Quarter       Nine months
(000 omitted)                                        ------------    ------------
Transportation Manufacturing and
  Service Parts Group, income from
  operations (sold August 12, 1993)                 $         427   $      10,193
Gain on sale of segment, net of
  taxes of $47,393                                         40,151          40,151
Additional provisions for previously
  discontinued operations, net
  of tax benefit of $7,776                                (18,224)        (18,224)
                                                     ------------    ------------
                                                    $      22,354   $      32,120
                                                     ============    ============

NOTE H--Supplementary Information--Revenues and Operating Income

                               Quarter ended                Nine months ended
                                September 30,                 September 30,
                         -------------------------     --------------------------
                             1994           1993           1994           1993
(000 omitted)             -----------    -----------    -----------     -----------
Revenues:
  Consumer Products      $    363,399   $    345,260   $  1,101,854   $   1,023,583
  Services:
   Airline Catering
     and Other Food
     Services                 235,570        152,522        633,188         441,526
   Convention Services        124,097         89,944        387,504         239,639
   Travel and Leisure
     and Payment
     Services (1)             189,457        182,675        506,827         477,704
                          -----------    -----------    -----------     -----------
    Total Services (1)        549,124        425,141      1,527,519       1,158,869
                          -----------    -----------    -----------     -----------
                         $    912,523   $    770,401   $  2,629,373   $   2,182,452
                          ===========    ===========    ===========     ===========

Operating Income:
  Consumer Products      $     40,427   $     35,442   $    120,557   $     104,544
  Services:
   Airline Catering
     and Other Food
     Services                  20,359         13,584         43,442          30,669
   Convention Services         11,539          4,972         38,888          18,379
   Travel and Leisure
     and Payment
     Services (1)              29,161         29,375         46,817          52,208
                          -----------    -----------    -----------     -----------
    Total Services (1)         61,059         47,931        129,147         101,256
                         -----------     -----------    -----------     -----------
  Total principal
    business segments         101,486         83,373        249,704         205,800
  Unallocated
    corporate expense
    and other
    items, net                (12,841)       (12,401)       (37,690)        (37,863)
                          -----------    -----------    -----------     -----------
                         $     88,645   $     70,972   $    212,014   $     167,937
                          ===========    ===========    ===========     ===========


(1) Dial's payment services subsidiary is investing increasing amounts in tax exempt securities. On a fully taxable equivalent basis, revenues and operating income are higher by $2,376,000 for the 1994 quarter and $985,000 for the 1993 quarter and by $5,312,000 and $2,503,000, respectively, for the 1994 and 1993 nine month periods.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results:

There were no material changes in the nature of Dial's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the first paragraph of the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1993.


Comparison of Third Quarter of 1994 with Third Quarter of 1993:

In the third quarter of 1994, revenues increased 18 percent to $912.5 million, up from $770.4 million in the 1993 quarter.

Third quarter income from continuing operations and net income was $45.4 million or $0.52 per share, up 18 percent on a per share basis from both 1993's income from continuing operations of $37.2 million or $0.44 per share, and net income of $37.6 million, also $0.44 per share. Excluding the $3.8 million or $0.04 per share one-time net benefit in the 1993 quarter from the 1 percent increase in the U.S. corporate income tax rate (signed into law during the 1993 third quarter but effective as of January 1, 1993), income from continuing operations and net income were up 30 percent on a per share basis in the quarter.

Consumer Products
The Consumer Products Group's revenues were up $18.1 million or 5 percent from those of the 1993 quarter. Operating income increased $5 million or 14 percent from that of the 1993 quarter. Operating margins improved to 11.1 percent from 10.3 percent in the 1993 quarter.

Skin Care division's revenues and operating income declined $4.5 million and $2.6 million, respectively, from those of 1993's quarter. While soap market share was up from that of last year, reflecting consumer takeaway, actual sales volumes to distributors were down, causing the revenue and operating declines. Lower marketing expenses and lower raw material and process costs partially offset the decline in revenue.

The Food division's revenues and operating income increased $3.7 million and $932,000 respectively, from those of the 1993 quarter. Sales of most food products except microwaveables were up from last year's quarter, while lower meat costs also contributed to increased operating income.

The Household division's third quarter revenues were up slightly while operating income increased $2 million, due mostly to lower marketing expenses and manufacturing costs.

Laundry division revenues for the quarter were up $16.4 million while operating income was up $2.9 million, led by sales volume increases in Purex liquid detergents. Lower raw material costs also helped increase operating income.

International division's revenues increased $2.2 million for the quarter, driven by substantially higher sales in Mexico, Canada, and Germany. Operating income was up $1.7 million due to these sales increases and to lower costs.

Services
Combined Services revenues were $549.1 million, $124 million (29 percent) greater than the 1993 quarter's amounts, while operating income of $61.1 million was up $13.1 million (27 percent). Both continue to be aided by the 1993 acquisitions of convention services businesses and the 1994 addition of the United Airlines flight kitchens.

     Airline Catering and Other Food Services. These companies' revenues and operating income of $235.6 million and $20.4 million, respectively, were up $83 million (54 percent) and $6.8 million (50 percent) from those of 1993's quarter, as this year's quarter benefited from having all recently acquired flight kitchens operational. Operating margins for the segment were 8.6 percent in the quarter, down slightly from 8.9 percent in last year's third quarter, as several of the new flight kitchens were still in their start-up phase and had not reached full efficiency.

     Convention Services. The Convention Services companies' revenues and operating income of $124.1 million and $11.5 million, respectively, were $34.2 million (38 percent) and $6.6 million (132 percent) greater than the 1993 quarter's levels. Operating margins were 9.3 percent, up from 5.5 percent in 1993's third quarter. This year's quarter benefited from the 1993 (United Exposition Service Co., Inc. and Andrews, Bartlett and Associates, Incorporated) and other recent smaller acquisitions. In addition, the achievement of planned operating efficiencies for the merged operations contributed to 1994's operating income, while last year's quarter included only the United Exposition acquisition. The 1994 quarter also benefited from World Cup business.

     Travel and Leisure and Payment Services. Revenues of these companies were up $8.2 million (4 percent) to $191.8 million, while operating income was up $1.2 million (4 percent), both on a fully taxable equivalent basis. Operating margins declined very slightly to 16.4 percent from 16.5 percent in 1993, also on a fully taxable equivalent basis. Most of Dial's travel and leisure companies experience their highest level of activity in the third quarter.

Canadian transportation companies' revenue and earnings increased about 6 percent during the third quarter, but that translated into flat results in U.S. dollars, as the Canadian dollar's exchange rate fell 5 percent from that of the 1993 quarter. U.S. dollar revenue increased $916,000 while operating income was unchanged. Revenue from newly purchased routes and higher Courier Express and sightseeing, charter, and snowfield revenues were partially offset by lower passenger ridership. Passenger traffic continues to be affected by general economic uncertainties and by low airfares on medium and long haul destinations.

Duty Free and shipboard concession revenues were up $3.9 million due to substantially more passenger days than last year, offset partially by lower concession revenues due to the loss of a major airport contract at Dulles International Airport this spring. Operating income was up only slightly due to an increase in the sales of lower margin items.

Cruise revenues were down $4.4 million from 1993's quarter due to fewer passenger days and lower passenger yields. Operating results were down $3.9 million due primarily to the lower revenues and increased marketing expenses.

Aircraft services revenues were up $4 million from last year's quarter, with operating income up $709,000. Both increases were due to revenues generated by four new airport contracts.

On a fully taxable equivalent basis, payment services revenue decreased $1.6 million for the quarter due principally to cancellation of certain money order agents who presented undue credit risk. In spite of lower revenue, operating income increased $2.1 million due to lower operating costs.

Interest Expense
Interest expense increased $1.5 million from 1993's quarter, as short-term rates and average outstanding debt were higher in 1994's quarter. In last year's third quarter, proceeds from the sale of Dial's transportation manufacturing and service parts group were used initially to reduce short-term debt, but since that time, Dial has borrowed to make acquisitions to replace the manufacturing business.

Income Taxes
The provision for income taxes for the 1993 third quarter includes a net benefit of approximately $3.8 million, or $0.04 per share, from accounting for the effects of a 1 percent increase in the U.S. corporate income tax rate effective as of January 1, 1993, which was signed into law on August 10, 1993 (Omnibus Budget Reconciliation Act of 1993). The net benefit represents the favorable impact of the increase on deferred tax assets at January 1, 1993 ($4.4 million), less the increased tax expense on 1993 income through June 30, 1993 ($600,000).


Comparison of First Nine Months of 1994 to the
  First Nine Months of 1993:

Revenues for the first nine months of 1994 increased 20 percent to $2.6 billion from $2.2 billion in the same period of 1993.

For the first nine months of 1994, income from continuing operations and net income was $106 million, up from 1993's income from continuing operations of $81.7 million. On a per share basis, the 1994 period's income from continuing operations of $1.22 per share was 28 percent higher than 1993's $0.95. Excluding the $4.4 million, or $0.05 per share, one-time benefit in the 1993 period from the effects of the 1 percent increase in the U.S. corporate income tax rate on January 1, 1993 deferred tax assets, income per share from continuing operations for the nine months was up 36 percent.

Consumer Products
For the first nine months of 1994, the Consumer Products Group's revenues of $1.1 billion were up $78.3 million or 8 percent from those of the 1993 period. Operating income of $120.6 million was $16 million or 15 percent higher than that of the 1993 period. Operating margins improved to 10.9 percent from 10.2 percent in the 1993 period.

Skin Care division's revenues and operating income declined $24.9 million and $6.8 million, respectively, from those of 1993's first nine months. In spite of lower soap sales to distributors, causing the revenue and operating income declines, market share of Dial soap was up from period to period, reflecting continuing healthy consumer acceptance. Lower marketing expenses partially offset the decline in operating income.

The Food division revenues and operating income increased $4 million and $2.2 million, respectively, from those of the 1993 nine months. Sales of most food products except microwaveables were up from last year's period, while lower meat costs also contributed to increased operating income.

The Household division's first nine months' revenues were up $46 million while operating income increased $10.4 million. The 1994 period includes $44 million more revenue and $9 million more operating income from the Renuzit product line acquired in May of 1993, accounting for most of the improvement.

Laundry division revenues for the nine months of 1994 were up $48 million while operating income was up $5.9 million, led by sales volume increases in Purex liquid detergents. Lower raw material costs also helped increase operating income.

International division's revenues increased $5 million for the nine months, driven by substantially higher sales in Mexico, Canada, and Germany. Operating income was up $4.2 million due to these sales increases and to lower costs.

Services
Combined Services revenues for the first nine months of 1994 were $1.5 billion, $369 million (32 percent) greater that of the 1993 period. Operating income of $129.1 million was $27.9 million (28 percent) higher. Both continue to be aided by 1993 acquisitions of convention services businesses and the 1994 addition of the United Airlines flight kitchens.

     Airline Catering and Other Food Services. These companies' revenues and operating income of $633.2 million and $43.4 million, respectively, were up $191.7 million (30 percent) and $12.8 million (29 percent) from those of 1993's first nine months. Operating margins for both periods were 6.9 percent. As discussed previously, several recently acquired kitchens were still in their start-up phase and had not reached full efficiency.

     Convention Services. The Convention Services companies' revenues and operating income of $387.5 million and $38.9 million, respectively, were $147.9 million (62 percent) and $20.5 million (112 percent) greater than those of the 1993 period. Operating margins were 10.0 percent, up from 7.7 percent in the 1993 period. This year benefited from the 1993 (United Exposition Service Co., Inc. and Andrews, Bartlett and Associates, Incorporated) and other recent smaller acquisitions as well as the achievement of planned operating efficiencies for the merged operations. Last year's period included only the United Exposition acquisition from May of 1993. The 1994 period also benefited from World Cup business.

     Travel and Leisure and Payment Services. For the first nine months of 1994, revenues of these companies were $512.1 million, up $31.9 million (7 percent) while operating income of $52.1 million was down 5 percent, compared with the same period of 1993, all on a fully taxable equivalent basis. Operating margins were 10.2 percent (on a fully taxable equivalent basis), down from the 1993 period's 11.4 percent.

Canadian transportation companies' revenue decreased $5.9 million while operating income was down $660,000 in U. S. dollars. In Canadian dollars, revenue increased about $2.6 million as revenue from newly purchased routes and higher Courier Express and sightseeing, charter, and snowfield revenues more than offset decreases in passenger ridership. Passenger traffic continues to be affected by general economic uncertainties and low airfares on medium and long haul destinations. Operating income in Canadian dollars was up slightly due mostly to the revenue increases. As discussed previously, the Canadian-to-U.S. exchange rate worsened this year almost 7 percent compared to 1993's first nine months.

Duty Free and shipboard concession revenues were up $19 million due to a 30 percent increase in passenger days, offset partially by lower concession revenues due to the loss of a major airport contract at Dulles International Airport this spring and reduction of international flights at two other airports. Operating income was up $1.8 million due primarily to higher sales.

Cruise revenues were down $4.9 million from 1993's first nine months due to fewer passenger days and lower passenger yields.
Operating results were down $9.7 million due primarily to the revenue decrease and increased marketing expenses.

Aircraft services revenues were up $5.6 million from that of last year's nine months, with operating income up $1.1 million. Both increases were due to revenue generated by six new airport contracts.

On a fully taxable equivalent basis, payment services revenue increased $5.4 million due to higher dispenser fee and service charge revenue, offset somewhat by cancellation of certain money order agents who presented undue credit risks. Operating income increased $3.5 million due to revenue increases and lower operating costs including lower provisions for credit losses.

Interest Expense
Interest expense for the first nine months of 1994 was about even with that of 1993's period. The reduction in interest expense this year resulting from the prepayment of certain high-coupon, fixed-rate debt at the end of 1993's third quarter was offset by the combination of higher debt levels related to expenditures for acquisitions in the consumer products, airline catering and convention services businesses (starting in May of 1993 and continuing throughout the last quarter of 1993 and the first nine months of 1994) and higher short-term interest rates during 1994.

Income Taxes
Income taxes for the 1993 nine months includes the $4.4 million, or $0.05 per share, favorable impact of the increase on the deferred tax assets at January 1, 1993 from accounting for the effects of a 1 percent increase in the U.S. corporate income tax rate discussed previously.


Liquidity and Capital Resources:
The Dial Corp's total debt at September 30, 1994 was $734.8 million compared with $635.9 million at December 31, 1993. The debt-to-capital ratios at September 30, 1994 and December 31, 1993 were 0.56 to 1 and 0.55 to 1, respectively. The increase in debt was attributable primarily to expenditures for acquisitions made during the first nine months of 1994 and to an increase in working capital requirements.

In July, 1994 a Shelf Registration filed with the Securities and Exchange Commission became effective. Under the Shelf Registration, Dial can issue up to an aggregate $500 million of debt and/or equity securities. No debt has been issued and there is no intention to issue any equity securities at the present time. The filing increases Dial's financing flexibility in the future.

As discussed further in Note C of Notes to Consolidated Financial Statements, during the first nine months of 1994 Dial completed the acquisition of the United Airlines flight catering kitchens and acquired several small companies. The combined purchase price for all 1994 acquisitions was $147 million. Property and equipment and intangibles increased as a result of these acquisitions which were financed through cash flow from operations and additional long-term debt.

Dial's payment service operations generate funds from the sale of money orders and other payment instruments. The proceeds of such sales are invested, in accordance with applicable state laws, in highly liquid debt instruments (classified, along with cash in transit from agents, as "Funds and agents' receivables restricted for payment service obligations") and in a portfolio of high-quality investments (more than 97 percent have ratings of A- or above or are collateralized by federal agency securities), including federal, state and municipal obligations, asset-backed securities and corporate debt securities (classified as "Investments restricted for payment service obligations"). These funds are ultimately used to satisfy the liability to pay, upon presentment, the face amount of such money orders and other payment instruments. Fluctuations in the balances of payment service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents' receivables and the timing of the presentment of such instruments.

There were no other material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1993.

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibit No. 11 - Statement Re Computation of
             Per Share Earnings.

             Exhibit No. 27 - Financial Data Schedule

     (b) No Reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.




                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE DIAL CORP
                                            (Registrant)

November 10, 1994                           By /s/Richard C. Stephan
                                            ------------------------
                                            Richard C. Stephan
                                            Vice President-Controller
                                            (Chief Accounting Officer
                                            and Authorized Officer)