Form 10-K
DIAL CORP /DE/
filed 1995-03-27
CIK 884219

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                         ---------------------
                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994
Commission File Number 001-11015
             -------------------------------------------

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

  Common Stock, $1.50 par value        New York Stock Exchange
                                       Pacific Stock Exchange

  $4.75 Preferred Stock (stated        New York Stock Exchange
      value $100 per share)

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

  As of March 10, 1995, 92,850,923 shares of Common Stock ($1,50 par value) were outstanding and the aggregate market value of the common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $2.39 billion.

                 DOCUMENTS INCORPORATED BY REFERENCE

          Documents                    Where Incorporated
          ---------                    ------------------
A portion of Proxy Statement for
 Annual Meeting of Shareholders
    to be held May 9, 1995                 Part III

                                    PART I

ITEM 1.   BUSINESS.

     The Dial Corp ("Dial" or "Corporation"), conducts a consumer products and services business focused on North American markets producing annual revenues in excess of $3.5 billion.

     Dial's CONSUMER PRODUCTS segment operates in four major categories, as follows:

               SKIN CARE, which manufactures and markets DIAL, TONE, SPIRIT, PURE & NATURAL and LIQUID DIAL soaps, and other soap and personal care products;

               LAUNDRY, which manufactures and markets PUREX and TREND dry and liquid detergents, PUREX TOSS 'N SOFT sheet fabric softeners, PUREX RINSE 'N SOFT and PUREX STA PUF liquid fabric softeners, and other laundry products;

               HOUSEHOLD, which manufactures and markets RENUZIT air fresheners, DIAL dish detergents, BRILLO scouring pads, SNO BOL toilet bowl cleaners, PARSONS and BO-PEEP ammonia, BRUCE floor care products, CAMEO powdered cleanser and other household items; and

               FOOD, which processes and markets ARMOUR STAR chili, beef stew, corned beef hash and Vienna sausage, TREET luncheon meat, LUNCH BUCKET microwaveable meals, and other shelf-stable canned and packaged foods.

     Dial's SERVICES business operates in three principal business segments through subsidiary corporations of Dial, as follows:

               AIRLINE CATERING AND SERVICES, which engages in airline catering operations, providing in-flight meals to domestic and international airlines, and provides airplane fueling and ground handling services;

               CONVENTION SERVICES, which provides exhibit design and construction and exhibition preparation, installation, electrical, transportation and management services to major trade shows, manufacturers, museums, and exhibit halls and other customers; and

               TRAVEL AND LEISURE AND PAYMENT SERVICES, which engages in cruise line and hotel/resort operations, recreation and travel services, Canadian intercity bus transportation, and operation of duty-free shops on cruise ships and at international airports; offers money orders through a national network of retail agents and provides official checks and negotiable instrument clearing services to mid-size bank customers and credit unions in the United States and Puerto Rico; and operates restaurants, fast food outlets and contract foodservice facilities and concessions ranging from cafeterias in manufacturing plants to corporate executive dining rooms to the food and beverage facilities of the Phoenix, Arizona, America West Arena.

     Dial subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada and Mexico. The Corporation also conducts business in certain other foreign countries.

     Dial had approximately 200 employees at its corporate center at December 31, 1994, providing management, financial and accounting, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Dial is managed by a Board of Directors comprised of 9 nonemployee directors and one employee director and has an executive management team consisting of six Dial officers and seven principal executives of significant operating divisions or companies.

     Dial's corporate headquarters and certain Consumer Products division and subsidiary activities are located in Phoenix, Arizona, in a modern high-rise building. A portion of the headquarters building is rented to unaffiliated tenants.

     A description of each of the Dial business segments and recent developments in each follows.

CONSUMER PRODUCTS SEGMENT
     CONSUMER PRODUCTS is a leading producer and marketer of skin care, laundry, household and shelf-stable food products. This segment originated as the grocery products division of Armour and Company, expanded in recent years to include PUREX household and laundry products, BORAXO household and industrial specialty products, BRECK hair care products and RENUZIT air fresheners and other consumer products. The segment manufactures and markets a variety of products, including bar and liquid soaps, liquid and powdered detergents, antiperspirants, hairsprays, shampoos, hair conditioners, bleaches, fabric softeners, soap pads, air fresheners, floor care products, household cleaners, fabric sizing, laundry starch products, borax and industrial specialties products, microwaveable food products, and canned meat products, and packaged food products.

     SKIN CARE
     Skin Care products are marketed under a number of brand names, including DIAL, MOISTURIZING DIAL PLUS, MOUNTAIN FRESH DIAL, TONE, PURE & NATURAL, SPIRIT and FELS NAPTHA soaps, LIQUID DIAL antibacterial soap, BORAXO powdered hand soap and DIAL antiperspirant. Skin Care also markets the BRECK line of hair care products, including hairsprays, shampoos and hair conditioners. DIAL bar soap is the nation's leading deodorant soap and LIQUID DIAL soap is the nation's leading antibacterial liquid soap. SPIRIT bar soap, a three-in-one combination bar that cleans, moisturizes and provides deodorant protection, is distributed nationally, as is TONE, a complexion and moisturizing bar with cocoa butter, and many of the Corporation's other skin care products. In 1994, Skin Care began national shipments of DIAL For Kids bar and liquid soaps and continued the national expansion of MOISTURIZING DIAL PLUS soap.
     Skin Care also markets hotel amenity products, including personal-size bar soaps under the DIAL, TONE and PURE & NATURAL labels, and industrial specialties products, including hand soaps sold under the BORAXO, 20 MULE TEAM, LURON and LUROSEP trademarks, hand and body cleansers for the medical market and hand cleaners for the automotive market.

     LAUNDRY
     Laundry products include brands such as PUREX liquid, powdered and ultra laundry detergents, TREND and ULTRA TREND dry detergents, TREND liquid detergent, DUTCH and INSTANT FELS dry detergents, PUREX TOSS 'N SOFT sheet fabric softeners, RINSE 'N SOFT and STA PUF liquid fabric softeners, MAGIC sizing and starch, PUREX bleaches, BORATEEM dry bleach, STA-FLO starch, 20 MULE TEAM BORAX laundry additive and other brands.
     In 1994, Laundry launched a new product, GEM detergent, and expanded and restaged several products, including PUREX Heavy Duty Liquid with bleach alternative, PUREX Free and Clear liquid laundry detergent, ULTRA TREND with bleach alternative and ULTRA TREND detergent.

     HOUSEHOLD
     Household products include brands such as RENUZIT air fresheners, BRILLO soap pads, SNO BOL toilet bowl cleaners, CAMEO powdered cleanser, PARSONS and BO-PEEP ammonia and BRUCE floor care products.
     The RENUZIT air freshener brand was acquired in the second quarter of 1993. RENUZIT, a leading brand in the air freshener category, offers products for the continuous-action and aerosol segments of the air freshener market, including RENUZIT Adjustable, RENUZIT Aerosol, RENUZIT ROOMMATE liquid air fresheners and RENUZIT LONGLAST ELECTRIC air freshener in the electric subsegment of the air freshener category. RENUZIT LongLast Carpet & Room Deodorizer, RENUZIT LongLast Mist Home Fragrance Spray and RENUZIT LongLast InVent car air freshener were introduced in 1994.
     During the fourth quarter of 1994, Household introduced a line of DIAL dish detergents, consisting of DIAL dish powder and gel detergents for use in automatic dishwashers and a liquid DIAL dish soap which also kills germs on hands.

     FOOD
     In the shelf-stable food category, CONSUMER PRODUCTS processes and markets ARMOUR STAR and TREET canned meats, LUNCH BUCKET microwaveable meals, APPIAN WAY pizza mix, SUNRISE syrup and CREAM corn starch. ARMOUR STAR products maintain a strong number two market position in the canned meats category. ARMOUR STAR Vienna sausage, potted meat and sliced dried beef lead their respective segments on a national basis, and ARMOUR STAR canned meats now account for nearly one-fifth of all canned meat sales in the United States.
     During 1994, CONSUMER PRODUCTS introduced two line extensions, Low-Fat TREET and Turkey Loaf luncheon loaves, to the ARMOUR STAR canned meat line of products; and a new product, ARMOUR STAR BIG ONES meat sticks, is being introduced to compete in the meat sticks category.

     CUSTOMERS
     CONSUMER PRODUCTS sells to thousands of customers, primarily in the United States, including supermarkets, drug stores, wholesalers, mass merchandisers, membership club stores and other outlets. These customers are served by a national sales organization of approximately 370 employees organized into 6 individual sales regions plus specialized sales operations which sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers.

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

SERVICES SEGMENTS
     SERVICES is built around several company groups which are leading competitors in their businesses, including companies engaged in airline catering (Dobbs International Services), airplane fueling and ground handling (Aircraft Service International), convention services (GES Exposition Services, Exhibitgroup), payment services (Travelers Express), contract foodservices (Restaura), Canadian intercity bus passenger and package express service (Greyhound Lines of Canada), family cruises (Premier Cruise Lines), airport and cruise ship duty-free businesses (Greyhound Leisure Services), and travel services (Brewster Transport, Jetsave, Crystal Holidays).

     AIRLINE CATERING AND SERVICES
     Airline catering, and aircraft fueling and other ground-handling operations are conducted through the Dobbs International Services and Aircraft Service International groups of companies. Dobbs International, which has been conducting airline catering operations since 1941, became the nation's largest domestic in-flight caterer as a result of its 1994 acquisitions from United Airlines of 15 in-flight catering kitchens at 12 domestic airports. Dobbs International is now United's exclusive in-flight caterer at 12 locations where the kitchens are located. The company also expanded its presence in the United Kingdom by the acquisition in February 1994 of 3 catering kitchens in England and one in Scotland. At the end of 1994, Dobbs International's in-flight catering operations provided in-flight meals to more than 60 domestic and international airlines at 48 airports in the United States and 5 airports in foreign countries. Dobbs International has been involved in a "Quality Improvement Process" for many years and has been recognized for its innovations by its customers and suppliers.
     The Aircraft Service International group ("ASIG") of companies provides aircraft ground-handling services such as aircraft fueling, aircraft cleaning and baggage handling for major domestic and foreign airlines at 30 airports throughout the United States and in Freeport, Bahamas and London, England. In 1994 ASIG won a 5-year contract to provide into-plane fueling services to Delta Air Lines at Atlanta's Hartsfield Airport.
     Dobbs International and ASIG are focused on meeting the outsourcing needs of the airline industry, providing a lower-cost alternative to those airlines which are committed to reduce costs and operate profitably.

     CONVENTION SERVICES
     Convention services are provided by the Corporation's GES Exposition and Exhibitgroup companies. GES Exposition, the nation's leading supplier of convention services, provides decorating, exhibit preparation, installation, electrical, transportation and management services for conventions and tradeshows. In early 1994, GES Exposition expanded its electrical service activities with the purchase of Expo-Tech Electrical & Plumbing Services, Inc., with operations in Detroit, Philadelphia, Texas, Florida and the West Coast. GES Exposition, in December 1994 entered into a long-term agreement to become the official contractor for the Interface Group, the world's largest independent producer of tradeshows and conferences, including COMDEX, the largest tradeshow in North America. In January 1995, GES Exposition acquired 2 Canadian companies, Panex Show Services Limited and Stampede Display and Convention Services Limited, that provide tradeshow and exposition services in Canada. During 1993 GES Exposition acquired United Exposition Services Co., Inc., Andrews, Bartlett & Associates, Inc., and Gelco Convention Services, Inc., which broadened its operations in the eastern and southeastern United States, including Chicago, Cleveland, Orlando, New Orleans, Washington, D.C. and Atlanta. Exhibitgroup is a leading designer and builder of convention exhibits and displays, with manufacturing facilities in 7 U.S. cities.

     TRAVEL AND LEISURE AND PAYMENT SERVICES
     Travel and leisure services are provided by the Premier Cruise Lines, Greyhound Leisure Services, Jetsave, Crystal Holidays, Greyhound Lines of Canada and Brewster Transport business units.
     Premier Cruise Lines provides three-day and four-day BIG RED BOAT cruises from Port Canaveral, Florida, to the Bahamas and specializes in seven-day vacations which combine a cruise with a three-day or four-day Orlando theme park vacation at Walt Disney World or Universal Studios and Sea World. Premier operates two cruise ships, the 38,772-ton Star/Ship Oceanic and the 35,143-ton Star/Ship Atlantic. Cruise destinations offer various underwater diving and snorkeling attractions, historical tours, sandy beaches and shopping opportunities. Since April 1994 famous LOONEY TUNES characters (Bugs Bunny and others) have provided entertainment on board Premier Cruise Lines' ships, under a licensing agreement with Warner Bros. In February 1995, Premier Cruise Lines exercised its option to purchase the 17,042-ton Star/Ship Majestic, which had been used to offer cruises from ports other than Port Canaveral, and leased it to a European cruise company under a 4-year bareboat charter agreement.
     Greyhound Leisure Services operates duty-free shopping concessions on 49 cruise ships and also operates duty-free shops at the Chicago, Miami and Fort Lauderdale/Hollywood Florida international airports. Other recreation and travel services are provided under the Jetsave and Crystal Holidays names. Jetsave and Crystal Holidays are leading United Kingdom operators of tour packages and specialty tours throughout Europe, and from Europe to the United States, Canada and the Bahamas.
     Greyhound Lines of Canada Ltd. ("GLOC"), a Canadian publicly traded company, is a 69%-owned subsidiary which operates the largest intercity bus transportation system for passengers, charter service and package express in Canada. Routes connect with those of other intercity bus carriers, providing interconnecting service to areas of the United States and Canada not served directly by GLOC. GLOC owns and operates 446 intercity coaches. Brewster Transport Company, Ltd., a subsidiary of GLOC, operates tour and charter buses in the Canadian Rockies, engages in travel agency, hotel and snocoach tour operations and holds a joint venture interest in the Mt. Norquay ski facility in Banff, Alberta, Canada. Brewster owns and operates 79 intercity coaches, 16 buses, and 13 snocoaches which transport sightseers on tours of the glaciers of the Columbia Icefield. In July 1994, Brewster purchased the Cascade Inn, which it had been leasing and operating; the Cascade Inn is located adjacent to Brewster's Mount Royal Hotel in Banff.
     The Travelers Express group of companies engages in the sale of money orders to the public through approximately 41,000 agent locations in the United States and Puerto Rico. Travelers Express is the nation's leading issuer of money orders, issuing over 251 million money orders in 1994. Travelers Express also provides processing services for approximately 5,000 credit unions and other financial institutions which offer share drafts (the credit union industry's version of a personal check) or official checks (used by financial institutions in place of their own bank check or cashier's check). Republic Money Order Company, a Travelers Express unit, is a leader in the issuance of money orders through chain, convenience and supermarket stores and in money order-issuance technology. In January 1995, Travelers Express acquired an automated bill payment product and related assets from BUYPASS Corporation, a leading point-of-sale processing company, and entered into an operating relationship with that company to provide an electronic processing service for in-person utility bill payment.
     The Restaura group of companies' contract foodservice division serves meals to workers at approximately 200 locations, including employees of major companies such as General Motors, IBM and Ford, through cafeteria, executive dining rooms and vending operations. Restaura also acts as the prime concessionaire for all food and beverage services at the Phoenix, Arizona, America West Arena and operates 7 historic lodges in and around Glacier National Park in Montana and Canada.

     COMPETITION
     SERVICES companies generally compete on the basis of price, quality, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, cruise lines, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Dobbs International also competes on the basis of reliability, condition of kitchen facilities and truck fleet, and on-time record. Caterair International Corporation, Sky Chefs, Inc./LSG, and Gate Gourmet (a SwissAir unit) are the principal competitors of Dobbs International. Freeman Decorating Company is the principal competitor of GES Exposition on a national basis.
     GLOC competes primarily on the basis of price and service. Principal competitors include airlines, private automobiles and other intercity bus lines.

PATENTS AND TRADEMARKS
     United States patents are currently granted for a term of 17 years from the date of issue. The Dial companies own a number of patents which give them competitive advantages in the marketplace, including a number of patents owned by Travelers Express for automated money order dispensing systems which provide significant marketplace advantage. These patents cover security, automated reporting and control, and other features which are important in the issuance of money orders. CONSUMER PRODUCTS also has the right, pursuant to license agreements, to operate under certain third-party patents covering specific technologies.
     United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Dial companies maintain a portfolio of trademarks representing substantial goodwill in the businesses using the marks.
     Many trademarks used by CONSUMER PRODUCTS, including DIAL, PURE & NATURAL, ARMOUR STAR, TONE, TREET, PARSONS, BRUCE, CAMEO, PUREX, DUTCH, RENUZIT, BRILLO, SNO BOL, BRECK, TREND, PUREX TOSS N' SOFT, STA PUF, FLEECY WHITE, 20 MULE TEAM, BORAXO, LUNCH BUCKET, and MAGIC, and by SERVICES, including the DOBBS, PREMIER CRUISE LINES, BIG RED BOAT and TRAVELERS EXPRESS service marks, have substantial importance and value. Use of the ARMOUR and ARMOUR STAR trademarks by CONSUMER PRODUCTS is permitted by a license expiring in 2043 granted by ConAgra, Inc. and use of the 20 MULE TEAM trademark is permitted by a perpetual license granted by U.S. Borax, Inc. In addition, in connection with their businesses, certain subsidiaries within SERVICES use the Greyhound and the Image of the Running Dog marks, which are owned by the Corporation.

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

ENVIRONMENTAL
     Dial is subject to various environmental laws and regulations of the United States as well as of the states in whose jurisdictions Dial operates. As is the case with many companies, Dial faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Dial is a party to certain environmental disputes, Dial believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of any potential insurance recovery, should not have a material adverse effect on Dial's financial position or results of operations.

EMPLOYEES

                        EMPLOYMENT AT DECEMBER 31, 1994

                                             EMPLOYEES COVERED BY
                    APPROXIMATE NUMBER OF    COLLECTIVE BARGAINING
SEGMENT                  EMPLOYEES                AGREEMENT
-------             ---------------------    ---------------------

Consumer Products          4,000                    1,900

Airline Catering and
Services                  14,600                    8,600

Convention Services        2,700                    1,200

Travel and Leisure and
Payment Services           7,600                    3,400


     Dial believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 1995 will be renegotiated in the ordinary course without adverse effect on Dial's operations.

SEASONALITY
     The first quarter is normally the slowest quarter of the year for Dial. Consumption patterns, marketing practices and competition cause CONSUMER PRODUCTS' revenues and operating income to be highest in the second and fourth quarters. Due to increased leisure travel during the summer and year-end holidays, Dial's airline catering, cruise ship and intercity bus travel operations experience peak activity at these times. Convention service companies generally experience increased activity during the first half of the year. As a result of these factors, 1994 quarterly earnings per share of Dial as a percentage of the full year's earnings were approximately 12% (first quarter), 31% (second quarter), 32% (third quarter), and 24% (fourth quarter).

RESTRUCTURING MATTERS
     On August 5, 1993, Dial completed the initial public offering of of all of the stock of Motor Coach Industries International, Inc., formerly its transportation manufacturing and service parts segment. The sale followed the March 1992 spin-off of all of the stock of GFC Financial Corporation (now the FINOVA Group, Inc.), a corporation which had comprised substantially all of the financial services and insurance businesses of Dial, and was the final step in Dial's restructuring plan to focus its financial and management resources on its consumer products and services business.
     See Note D of Notes to Consolidated Financial Statements for further information concerning the 1993 sale of the Corporation's transportation manufacturing and service parts segment and the 1992 spin-off of GFC Financial Corporation.

SHELF REGISTRATION
     In July 1994, the Corporation filed a shelf registration with the Securities and Exchange Commission covering $500 million of debt and equity securities. To date, no securities have been offered under the registration.

BUSINESS SEGMENTS
     Principal business segment information is set forth in Annex A attached hereto and made a part hereof.

ITEM 2.   PROPERTIES.
     Dial's modern headquarters building, a 24-story, approximately 484,000 square foot building in Phoenix, Arizona, is owned by a joint venture between two subsidiaries of Dial. Dial owns a 200,000 square foot facility in Scottsdale, Arizona, which is used by the CONSUMER PRODUCTS segment to conduct much of its research, technical, administrative and other activities.
     CONSUMER PRODUCTS operates 13 plants in the United States, 1 plant in Mexico, and 4 offices in 4 foreign countries. All of the plants are owned; 3 of the offices are leased. Principal manufacturing plants are as follows:

LOCATION            SQ. FEET       PRODUCTS MANUFACTURED
--------            --------       ---------------------

Aurora, IL          425,000        Bar Soaps

Fort Madison, IA    453,000        Canned Meats, Microwaveable Meals

St. Louis, MO       475,000        Bleach, Ammonia, Fabric Softener, Laundry
                                   Detergents

Bristol, PA         253,700        Dry Detergents and Cleansers

Hazelton, PA        232,000        Liquid Detergents, Ammonia, Scouring
                                   Pads, Fabric Softener

Auburndale, FL      208,000        Bleach, Ammonia, Fabric Softener,
                                   Dishwashing Detergents

Memphis, TN         130,000        Dial Liquid Soap, Shampoos and
                                   Conditioners, Antiperspirants, Hotel
                                   Amenities (shampoos, conditioners and
                                   hand lotions)


     AIRLINE CATERING AND SERVICES operates 37 offices (27 of which are also airplane-fueling locations) and 67 catering kitchens. All of the properties are in the United States, except for 2 office/airplane-fueling locations and 5 catering kitchens which are located in foreign countries. Twelve of the catering kitchens are owned; all other properties are leased.
     CONVENTION SERVICES operates 31 offices and 32 exhibit construction and warehouse facilities. All of the properties are in the United States. One of the offices and one of the warehouses are owned; all other properties are leased.
     TRAVEL AND LEISURE AND PAYMENT SERVICES operates 29 offices, 29 foodservice facilities, 5 retail stores, 161 duty-free shops, 2 cruise ships, 8 warehouses and 9 hotels/lodges with ancillary foodservice and recreational facilities, and an icefield tour facility. All of the properties are in the United States, except for 8 offices, 1 foodservice facility, the icefield tour facility and 2 hotels, which are located in foreign countries; approximately 140 duty-free shops are operated in international waters on board cruise ships. Travel and Leisure and Payment Services owns 3 hotels and has a partial interest in one hotel for which it is also the lessee and operator; five of the hotels are operated pursuant to a concessionaire agreement. One of the cruise ships, 1 warehouse and 3 of the foodservice facilities are owned; all other properties are leased. Additionally, Travel and Leisure and Payment Services owns a cruise ship which is leased to a European cruise company under a 4-year bareboat charter agreement that expires in February 1999.
     GLOC operates 10 terminals and 8 garages in Canada. Five terminals and 7 garages are owned; the other properties are leased. In addition, bus stop facilities at approximately 580 locations in Canada are provided by commission agents. Principal properties of GLOC are as follows:

LOCATION            SQ. FEET       FUNCTION
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


     Of the property owned by Dial, only the facility in Auburndale, Florida, is subject to a mortgage, with $3,494,000 outstanding at December 31, 1994.
     Management believes that Dial's facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

ITEM 3.   LEGAL PROCEEDINGS.
     In 1994, the matter of Transportation Manufacturing Corporation ("TMC") vs. the Chicago Transit Authority ("CTA"), which had been filed in the United States District Court for the District of New Mexico, was settled by Dial and TMC on favorable financial and other terms. The lawsuit arose from a contract between TMC, a former subsidiary of Dial, and CTA for the manufacture and delivery of 491 wheelchair-lift transit buses. TMC was divested by Dial in connection with its sale of MCII in August 1993, but Dial retained rights to certain damage claims, indemnified MCII against certain potential costs and damages arising from counterclaims and continued to direct the litigation pursuant to a Litigation Cooperation Agreement.

     The Corporation and certain subsidiaries are parties either as plaintiffs or defendants to various other actions, proceedings and pending claims, certain of which are or purport to be class actions. The pending cases range from claims for additional employment benefits to cases involving accidents, injuries, product liability or business contract disputes, certain of which involve claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against Dial. Although the amount of liability at December 31, 1994, with respect to matters where Dial is defendant is not ascertainable, Dial believes that any resulting liability should not materially affect Dial's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
     No matters were submitted to a vote of securityholders during the fourth quarter of 1994.

OPTIONAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.
     The names, ages and positions of the executive officers of the Corporation as of March 15, 1995, are listed below:

                                                       EXECUTIVE
                                                       POSITION
NAME                AGE       OFFICE                   HELD SINCE
----                ---       ------                   ----------

John W. Teets       61        Chairman, President and     1982
                              Chief Exeutive Officer
                              and Director and Chairman
                              of Executive Committee of
                              Registrant

Frederick G.        61        Vice President and          1977
Emerson                       Secretary of Registrant

Joan F. Ingalls     46        Vice President-Human        1991
                              Resources of Registrant

L. Gene Lemon       54        Vice President and          1979
                              General Counsel of
                              Registrant

Ronald G. Nelson    53        Vice President-Finance      1994
                              and Treasurer of
                              Registrant

Richard C. Stephan  55        Vice President-             1980
                              Controller of Registrant

William L. Anthony  52        Executive Vice              1987
                              President-Administration
                              and Controller, Consumer
                              Products Group of
                              Registrant

Robert H. Bohannon  50        President and Chief         1993
                              Executive Officer of
                              Travelers Express Company,
                              Inc., a subsidiary of
                              Registrant

John E. Greenwell   47        Senior Vice President-      1994
                              General Manager, Food
                              Division, Consumer Products
                              Group of Registrant

Frederick J.        60        President of Dobbs          1985
Martin                        International Services,
                              Inc., a subsidiary of
                              Registrant

Andrew S. Patti     54        President and Chief         1986
                              Operating Officer of the
                              Consumer Products Group
                              of Registrant

Norton D.           60        Chairman and Chief          1983
Rittmaster                    Executive Officer of GES
                              Exposition Services, Inc.,
                              a subsidiary of Registrant

Mark R. Shook       40        Executive Vice              1994
                              President-General Manager,
                              Soap and Detergent Division,
                              Consumer Products Group of
                              Registrant



Each of the foregoing officers, with the exceptions set forth below, has served in the same, similar or other executive positions with Dial or its subsidiaries for more than the past five (5) years.

      Ms. Ingalls has served in her current, or a similar, position since 1990, and prior thereto as Executive Director of Compensation and Benefits of the Registrant.

      Prior to July 1994, Mr. Nelson was Vice President-Treasurer of the Registrant.

      Mr. Bohannon was elected as President and Chief Executive Officer of Travelers Express Company, Inc. in 1993. Prior thereto, he was a senior officer at Marine Midland Bank of Buffalo, New York.

      Prior to May 1994, Mr. Greenwell was Vice President Marketing of the Food Division in Registrant's Consumer Products Group, and prior to 1992 was Director of Marketing of the Household and Laundry Division of Registrant's Consumer Products Group.

      Since 1991, Mr. Shook has been an Executive Vice President-General Manager of one or more divisions in Registrant's Consumer Products Group, and prior thereto was Vice President and General Manager of the commercial markets business unit of Registrant's Consumer Products Group.

      The term of office of the executive officers is until the next annual organization meetings of the Boards of Directors of Dial or appropriate subsidiaries, all of which are scheduled for April or May of this year.

      The Directors of Dial are divided into three classes, with the terms of one class of Directors to expire at each Annual Meeting of Stockholders. The current term of office of John W. Teets is scheduled to expire at the 1997 Annual Meeting of Stockholders.

                                    PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      The principal market on which the common stock of Dial is traded is the New York Stock Exchange. The common stock is also listed for trading on the Pacific Exchange, and admitted for trading on the Midwest, Philadelphia and Cincinnati Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31, 1994:

                          Sales Price Range of Common Stock
                          ---------------------------------
Calendar                  1994(1)                  1993(1)
Quarters             High        Low          High        Low
--------             ----        ---          ----        ---

First              $22.6875    $19.75       $22.25      $19.50

Second              24.00       20.25        21.9375     18.4375

Third               23.75       19.75        20.5625     17.9375

Fourth              23.25       19.25        21.125      18.375




                      Dividends Declared on Common Stock
                      ----------------------------------
                          1994(1)             1993(1)
                          -------             -------

February                  $ .14               $ .14

May                         .15                 .14

August                      .15                 .14

November                    .15                 .14
                          -----               -----
           TOTAL          $0.59               $0.56


      (1) On May 10, 1994, the Corporation's Board of Directors declared a 2-for-1 stock split which was paid on July 1, 1994, to stockholders of record as of June 1, 1994. All Dial common stock sales price and dividend information has been restated to reflect the stock split.


      Regular quarterly dividends have been paid on the first business day of January, April, July and October.
      As of March 10, 1995, there were 54,947 holders of record of Dial's common stock.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      1.   Financial Statements--See Item 14 hereof.

      2. Supplementary Data--See Condensed Consolidated Quarterly Results in Annex A.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information regarding Directors of the Registrant is included in Dial's Proxy Statement for Annual Meeting of Shareholders to be held on May 9, 1995 ("Proxy Statement"), and is incorporated herein and made a part hereof. The information regarding executive officers of the Registrant is found as an Optional Item in Part I hereof.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      None.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
           K.

      (a)  The following documents are filed as a part of the report:
           FINANCIAL STATEMENTS.  The following are included in Annex A:
      Independent Auditors' Report and consolidated financial statements (Balance Sheet, Income, Cash Flows, Common Stock and Other Equity, and Notes to Financial Statements).

           EXHIBITS.
3.A Copy of Restated Certificate of Incorporation of Dial, as amended through March 3, 1992, filed as Exhibit (3)(A) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

3.B Copy of Bylaws of Dial, as amended through February 21, 1992, filed as Exhibit (3)(B) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

4.A Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

4.B Copy of Amended and Restated Credit Agreement dated as of December 15, 1993, among Dial, the Banks parties thereto, Bank of America National Trust and Savings Association as Agent and Reporting Agent and Citibank, N.A. as Agent and Funding Agent, filed as Exhibit 4.B to Dial's 1993 Form 10-K, is hereby incorporated by reference.

 4.B1 Copy of First Amendment to Amended and Restated Credit Agreement dated as of September 23, 1994.*

10.A Copy of Employment Agreement between Dial and John W. Teets dated April 14, 1987, filed as Exhibit (10)(A) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.B Sample forms of Contingent Agreements relating to funding of Supplemental Executive Pensions, filed as Exhibit (10)(T) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.C Copy of Dial's Supplemental Pension Plan, amended and restated as of January 1, 1987, filed as Exhibit (10)(F) to Dial's 1986 Form 10-K, is hereby incorporated by reference.+

10.C1      Copy of amendment dated February 21, 1991, to Dial's
           Supplemental Pension Plan, filed as Exhibit (10)(G)(i) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.D Copy of Dial's Deferred Compensation Plan for Directors, adopted November 20, 1980, as amended through February 21, 1991, filed as Exhibit (10)(H) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.E       Copy of The Dial Corp Management Incentive Plan, filed as
           Exhibit 10.E to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.F1 Copy of form of Executive Severance Agreement between Dial and three executive officers, filed as Exhibit (10)(G)(i) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.F2 Copy of forms of The Dial Corp Executive Severance Plans covering certain executive officers, filed as Exhibit
           (10)(G)(ii) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.G Copy of Travelers Express Company, Inc. Supplemental Pension Plan, filed as Exhibit (10)(L) to Dial's 1984 Form 10-K, is hereby incorporated by reference.+

10.H1 Copy of Dial's 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Dial's Registration Statement on Form S-8 (Registration No. 33-23713), is hereby incorporated by reference.+

10.H2 Copy of amendment, effective August 1, 1994, to Dial's 1983 Stock Option and Incentive Plan.*+

10.I1 Copy of The Dial Corp 1992 Stock Incentive Plan, filed as Exhibit (10)(J) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.I2 Copy of amendment, effective August 1, 1994, to The Dial Corp 1992 Stock Incentive Plan.*+

10.J       Description of Spousal Income Continuation Plan, filed as
           Exhibit 10(Q) to Dial's 1985 Form 10-K, is hereby incorporated by reference.+

10.K Copy of Dial's Director's Retirement Benefit Plan, filed as Exhibit (10)(R) to Dial's 1988 Form 10-K, is hereby incorporated by reference.+

10.L       Copy of The Dial Corp Performance Unit Incentive Plan,  filed as
           Exhibit 10.L to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.M       Copy of The Dial Corp Supplemental TRIM Plan.*+

10.N Copy of Employment Agreement between GES Exposition Services and Norton Rittmaster dated May 20, 1982, filed as Exhibit (10)(O) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.O Copy of GES Exposition Services' Incentive Compensation Plan, filed as Exhibit (10)(P) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.P       Copy of The Dial Corp Performance-Based Stock Plan, filed as
           Exhibit 10.P to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.Q       Copy of The Dial Corp Deferred Compensation Plan, filed as
           Exhibit 10.Q to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.R Copy of form of The Dial Corp 1983 Stock Option and Incentive Plan Amended and Restated Restricted Stock Agreements dated August 12, 1994, between Dial and six executive officers.*+

10.S Copy of form of The Dial Corp 1992 Stock Incentive Plan Restricted Stock Agreements dated August 12, 1994, between Dial and six executive officers.*+

11         Statement Re Computation of Per Share Earnings.*

21         List of Subsidiaries of Dial.*

23 Consent of Independent Auditors to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their reports contained in or incorporated by reference into this report.*

24         Power of Attorney signed by directors of Dial.*

27         Financial Data Schedule.*

*Filed herewith.
+Management contract or compensation plan or arrangement.

Note: The 1994 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.

(b)  REPORTS ON FORM 8-K.
      The Corporation filed no reports on Form 8-K during the period for which this report is filed.


                                  SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 27th day of March, 1995.


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


                                       Principal Executive Officer


Date:         March 27, 1995           By:  /s/ John W. Teets
                                          John W. Teets
                                          Director; Chairman, President
                                          and Chief Executive Officer



                                       Principal Financial Officer


Date:         March 27, 1995           By:  /s/ Ronald G. Nelson
                                          Ronald G. Nelson
                                          Vice President-Finance
                                          and Treasurer




                                       Principal Accounting Officer


Date:         March 27, 1995           By:  /s/ Richard C. Stephan
                                          Richard C. Stephan
                                          Vice President-Controller

                                       Directors


                                       Joe T. Ford
                                       Thomas L. Gossage
                                       Donald E. Guinn
                                       Jess Hay
                                       Judith K. Hofer
                                       Jack F. Reichert
                                       Linda Johnson Rice
                                       Dennis C. Stanfill
                                       A. Thomas Young


Date:   March 27, 1995                 By:  /s/ Richard C. Stephan
                                          Richard C. Stephan
                                          Attorney-in-Fact











ANNEX "A"







THE DIAL CORP




1994 FINANCIAL INFORMATION

SELECTED FINANCIAL AND OTHER DATA

Year ended December 31,                    1994             1993            1992            1991            1990
                                    -----------      -----------     -----------     -----------     -----------
OPERATIONS (000 omitted)
Revenues                        $   3,546,847   $    3,000,342   $   2,874,088   $   2,827,849   $   2,851,535
                                  ===========      ===========     ===========     ===========     ===========
Income from continuing
 operations (1)                 $     140,311   $      110,273   $      74,351   $      25,755   $      75,418
Income (loss) from
 discontinued operations (2)                            32,120         (45,125)        (83,363)        (59,045)
                                  -----------      -----------     -----------     -----------     -----------
Income (loss) before
 extraordinary charge
 and cumulative effect
 of change in
 accounting principle                 140,311          142,393          29,226         (57,608)         16,373
Extraordinary charge for
 early retirement of debt                              (21,908)
Cumulative effect of
 change in accounting
 principle -- SFAS No. 106                                            (110,741)
                                  -----------      -----------     -----------     -----------     -----------
Net income (loss)               $     140,311   $      120,485   $     (81,515)  $     (57,608)  $      16,373
                                  ===========      ===========     ===========     ===========     ===========

INCOME (LOSS) PER
 COMMON SHARE (3) (dollars)
Continuing operations (1)       $        1.61   $         1.28   $        0.87   $        0.31   $        0.94
Discontinued operations (2)                               0.38           (0.53)          (1.05)          (0.75)
                                  -----------      -----------     -----------     -----------     -----------
Income (loss) before
 extraordinary charge
 and cumulative effect
 of change in
 accounting principle                    1.61             1.66            0.34           (0.74)           0.19
Extraordinary charge                                     (0.26)
Cumulative effect of
 change in
 accounting principle                                                    (1.32)
                                  -----------      -----------     -----------     -----------     -----------
Net income (loss)
 per common share               $        1.61   $         1.40   $       (0.98)  $       (0.74)  $        0.19
                                  ===========      ===========     ===========     ===========     ===========
Dividends declared
 per common share (3) (4)       $        0.59   $         0.56   $        0.60   $        0.70   $        0.68
                                  ===========      ===========     ===========     ===========     ===========
Average outstanding
 common and equivalent
 shares(3)(000 omitted)                86,646           85,406          84,026          79,822          79,250
                                  ===========      ===========     ===========     ===========     ===========

FINANCIAL POSITION
 AT YEAR-END (000 omitted)
Total assets                    $   3,780,896   $    3,281,088   $   3,156,998   $   3,493,656   $   3,417,956
Total debt                            745,479          635,892         707,111         550,017         543,540
$4.75 Redeemable
 preferred stock                        6,590            6,586           6,586           6,610           6,606
Common stock and
 other equity (4)                     555,093          469,688         390,395         940,721       1,027,382
                                  ===========      ===========     ===========     ===========     ===========

PEOPLE
Stockholders of record                 55,241           51,300          50,688          56,358          59,623
Employees of continuing
 businesses (average)                  32,519           25,025          26,765          29,042          32,009
                                  ===========      ===========     ===========     ===========     ===========

(1)  After deducting restructuring and other charges of $19,800,000 (after-tax) or $0.24 per share in
     1992 and $54,871,000 (after-tax) or $0.69 per share in 1991. Also after deducting $9,128,000
     (after-tax), or $0.11 per share, in 1992 for increased ongoing expense following adoption of SFAS
     No. 106 effective as of January 1, 1992. Years prior to 1992 do not include such expenses.
(2)  See Note D of Notes to Consolidated Financial Statements.
(3)  Restated to reflect the two-for-one stock split effected July 1,1994 to shareholders of record as of
     June 1, 1994.
(4)  Dial's quarterly dividend increased from $0.14 to $0.15 with the July 1, 1994 payment. The declines in dividends declared per common share in 1993 and 1992 and in common stock and other equity in 1992 reflect the spin-off of GFC Financial as discussed further in Note D of Notes to Consolidated
     Financial Statements. GFC Financial's initial dividend rate after the spin-off early in 1992 maintained the 1991 annual dividend rate for stockholders who retained their GFC Financial shares following the spin-off.
/TABLE

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION OF THE DIAL CORP

Results of Operations:
Dial is focused on maintaining a balance between consumer products and services and in remaining in businesses that are growing and have high margins and a high return on investment.
Inflation has not materially affected operations in recent years.

Dial sold its Transportation Manufacturing and Service Parts Group in 1993 and spun-off GFC Financial Corporation ("GFC Financial") in 1992. The Transportation Manufacturing and Service Parts Group and GFC Financial are presented as discontinued operations for all periods. Such dispositions are discussed further in Note D of Notes to Consolidated Financial Statements.

1994 VS. 1993:
Revenues for 1994 were $3.5 billion compared with $3 billion in 1993.

Net income and income from continuing operations for 1994 were $140.3 million or $1.61 per share, compared with income from continuing operations in 1993 of $110.2 million or $1.28 per share.

Consumer Products. The Consumer Products segment's revenues of $1.5 billion were up $91.2 million or 6 percent from those of 1993. Operating income of $160 million was up $20.8 million or 15 percent over 1993 amounts. Operating margins improved to 10.6 percent from 1993's 9.8 percent.

Skin Care division's revenues and operating income were down $29.2 million and $2.5 million, respectively, as sales of bar and liquid soaps to distributors were down from 1993 levels. However, Dial's market share for bar soap was up from that of last year, reflecting continuing high consumer acceptance of Dial products. Lower raw material costs and marketing expenses partially offset the effect of the volume declines.

Laundry division's revenues and operating income were up $57 million and $4.2 million compared to 1993 levels, led by strong volume increases of liquid detergents which more than offset volume decreases in dry detergents due to changing consumer preferences. Lower raw material and other production costs contributed to the operating income improvement.

Household division's revenues and operating income were up $54.5 million and $11.3 million, respectively, from 1993 levels. The Renuzit product line, acquired in May of 1993, accounted for most of the improvement. Other household product lines contributed to the increased operating income with lower costs and expenses, while ammonia products followed industry trends with lower sales and operating income.

Food division's revenues and operating income were up $4.2 million and $2.4 million, respectively, from 1993 levels. Higher revenue and operating income due to increased sales volume of 2most food categories more than offset reductions in the microwaveable category. Lower raw material and other production costs contributed to the increase in operating income.

International's revenues were up $4.7 million from 1993's, driven by higher volume in Mexico, Canada and Germany. A $5.4 million increase in operating results was due mostly to eliminating unprofitable operations, plus contributions from the higher revenue.

Services. For 1994, Dial's principal business segments have been reclassified to include airplane fueling and ground handling activities along with airline catering as the Airline Catering and Services segment, in recognition of recent industry developments and the fact that all of Dial's airline related activities are now being jointly managed. The airplane fueling and ground handling operations were previously part of the Travel and Leisure and Payment Services segment, which now includes other foodservice operations, previously classified with airline catering as the Airline Catering and Other Food Service segment. Combined Services revenues were $2 billion, up $455.3 million or 29 percent, while operating income of $170.2 million increased $34.1 million or 25 percent, over 1993 amounts. Revenue and operating income comparisons continue to be aided by the 1993 acquisitions of convention services businesses and the 1994 phase in of flight kitchens acquired from United Airlines.

 Airline Catering and Services. Revenues of the Airline Catering and Services segment increased $260.9 million or 52 percent from 1993 to 1994, while operating income increased $20.1 million or 49 percent over the same period. Operating margins of the group declined slightly to 8.1 percent from 1993's 8.2 percent, as the newly acquired flight kitchens went through their start-up phase in 1994. Airline catering revenues and operating income increased $251.1 million and $18.3 million, respectively, primarily because of the acquisition and integration of fifteen airline catering kitchens from United Airlines in the U. S. and four airline catering kitchens in England and Scotland acquired from a British airline caterer. These acquisitions added to the airline catering list of international and major U. S. airports with a large number of longer domestic and international flights which require more meal service than average. Revenues and operating income of the airplane services companies increased $9.8 million and $1.8 million, respectively, due primarily to new contracts.

 Convention Services. Convention Services segment revenues for 1994 increased $166.4 million or 47 percent over those of 1993, while operating income increased $22.8 million or 82 percent. These increases were due to the inclusion of businesses acquired during 1993 for the full year of 1994 and the achievement of planned operating efficiencies for the merged operations, as indicated by the improvement in operating margins to 9.7 percent in 1994 from 7.8 percent in 1993.

 Travel and Leisure and Payment Services. Revenues of the Travel and Leisure and Payment Services segment were up $28 million or 4 percent from those of 1993, while operating income was down $8.8 million or 13 percent from that of 1993. Dial's payment services subsidiary is investing increasing amounts in tax exempt securities. On a fully taxable equivalent basis, revenues increased $31.9 million while the operating income decline was $3.9 million less at $4.9 million. Operating margins, on a fully taxable equivalent basis, declined to 8.7 percent in 1994 from
9.8 percent in 1993.

Transportation services companies' 1994 revenues and operating income declined $3.5 million and $580,000, respectively, from those of 1993, due mostly to the 5.2 percent decline in the average Canadian-currency exchange rate over the same period. In Canadian dollars, revenues increased $7.6 million as revenues from newly purchased routes and higher Courier Express and sightseeing, charter, and snowfield operations more than offset decreases in passenger ridership. Passenger ridership continues to be adversely affected by general economic uncertainties and low airfares on medium and long haul destinations. Operating income in Canadian dollars was up slightly from that of 1993.

Duty Free airport and shipboard concession operations achieved increases of $13.8 million in revenue and $1.5 million in operating income over 1993 levels, due mostly to new business and higher passenger volumes, offset partially by the loss of a contract at Dulles International Airport in the spring of 1994 and the reduction of international flights at two other airports.


Cruise revenues declined $7.6 million in 1994 compared with 1993 levels due to lower Florida tourism and increased competition, while higher ship leasing costs due to higher interest rates offset ongoing cost reductions and contributed to the $7.9 million decline in operating results. In February 1995, Dial exercised its option to purchase the previously leased Star/Ship Majestic and commenced a four-year charter arrangement to lease the ship to a European operator, returning Premier Cruise Lines to a two ship operation sailing from Port Canaveral to the Bahamas.

The contract food service group's 1994 revenues increased $13.4 million due to increased production at auto manufacturing plants and new business, offset somewhat by loss of revenue from the closing of marginal locations. Excluding a $5 million one-time gain from the curtailment of a postretirement benefit plan in 1993, operating income was up $700,000 from 1993 levels.

On a fully taxable equivalent basis, payment services' 1994 revenues were up $5.1 million from those of 1993, due to higher interest income from higher funds on deposit and higher dispenser fee and service charge revenue, offset somewhat by cancellation of certain money order agents who presented undue credit risks. Lower operating expenses also contributed to the increase in operating income of $4.1 million on a fully taxable equivalent basis.

Unallocated Corporate Expense and Other Items, Net. During the fourth quarter of 1994, Dial reclassified expenses related to certain interest rate swap agreements to interest expense from unallocated corporate expense and other items, net. As a result, interest expense was increased and unallocated corporate expense was reduced by $5,983,000 and $7,327,000 for 1994 and 1993, respectively. Unallocated corporate expense and other items, net, increased $1.2 million or 3 percent from that of 1993.

Interest Expense. Interest expense in 1994, after giving effect to the reclassification described above, was $3.9 million higher than in 1993. Higher average debt levels related to expenditures for acquisitions in the consumer products, airline catering and convention services businesses and the effects of higher floating interest rates, adjusted by the impact of interest rate swap agreements as discussed in Note I of Notes to Consolidated Financial Statements, combined to more than offset the reduction resulting from the prepayment of high-coupon, fixed-rate debt during the third quarter of 1993.

Income Taxes. The 1994 effective tax rate declined by 1.6 percentage points to 36.7 percent from last year's 38.3 percent (excluding from 1993 the $4.4 million, or $0.05 per share, favorable impact on deferred tax assets at January 1, 1993, from accounting for the effects of a one percent increase in the U. S. corporate income tax rate under the Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993). This reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Dial's payment services subsidiary.

1993 vs. 1992:
Revenues for 1993 were $3 billion compared with $2.9 billion in 1992.

Income from continuing operations was $110.3 million in 1993, or $1.28 per share. Before restructuring and other charges, income from continuing operations in 1992 was $94.2 million, or $1.11 per share. After restructuring and other charges of $19.8 million, or $0.24 per share, Dial had income from continuing operations of $74.4 million, or $0.87 per share, in 1992.

Consumer Products. The Consumer Products segment's revenues were up $144.7 million, or 11 percent from those in 1992. Operating income was up $20.6 million, or 17 percent over 1992 amounts. Operating margins improved to 9.8 percent from 9.3 percent in 1992.

Skin Care division's revenues declined $700,000 due primarily to a decline in the sales of Breck hair care products. Offsetting this decline were strong showings by all other personal care products, especially the Dial label products. Skin Care division's operating income increased by $6.4 million due primarily to the increase in Dial product revenues and reduced manufacturing costs. The Breck decline was substantially offset by reduced marketing costs.

Laundry division's revenues increased $63.3 million from 1992, led by strong performances in liquid detergents and liquid fabric softeners. The addition of Rinse 'n Soft as a new product in the liquid fabric softener category contributed to the favorable comparison between periods. Operating income increased $5.0 million over 1992 amounts, reflecting higher revenue and improved margins. Margins increased as a result of reduced marketing expenses associated with a modified everyday low pricing strategy.

The Household division's revenues and operating income increased
$66.7 million and $5.8 million, respectively, from those of 1992.
The acquisition of Renuzit during the 1993 second quarter contributed a substantial portion of the increase.

Food division's revenues increased $11.6 million from those of 1992 due to increases in the canned meat line offset in part by a decline in microwaveable product revenue. Operating income increased by $2.3 million primarily due to the favorable sales mix, the pricing of canned meats and reductions in manufacturing costs of microwaveable products.

International revenues and operating results improved $3.8 million and $1.1 million, respectively, from those of 1992.

Services. Excluding certain airport concession operations which were sold in September 1992, and excluding the effects of $30 million of restructuring charges in 1992, combined 1993 Services revenues and operating income increased $109.6 million, or 8 percent, and $11.3 million, or 9 percent, respectively.

 Airline Catering and Services. Revenues of the Airline Catering and Services segment declined $25.1 million from those of 1992, while operating income increased $600,000. Operating margins were
8.2 percent, up from 7.7 percent in 1992. Airline catering revenues decreased $21.4 million from those of 1992 due primarily to service cutbacks by major airlines and the effects of the air fare discounts which had boosted 1992 volume; however, operating income was up $600,000 due to stringent cost controls. Revenues for airplane fueling and other ground handling services declined $3.7 million due primarily to lower foreign exchange rates.

 Convention Services. Convention Services segment revenues and operating income increased $117.6 million and $7.6 million, respectively, from those in 1992. Growth in existing business and the inclusion of operations of United Exposition Service Co., Inc. and Andrews, Bartlett and Associates, Incorporated, which were acquired during the second and fourth quarters, respectively, contributed to the increases. Operating margins were 7.8 percent in 1993, down from 8.5 percent in 1992 as the merged operations had not reached full efficiency.

 Travel and Leisure and Payment Services. Revenues for the Travel and Leisure and Payment Services segment declined $111 million, and, excluding the effects of $30 million of restructuring charges in 1992, operating income declined $6.2 million from 1992 results. On a fully taxable equivalent basis, revenues declined $108 million and the operating income decline was $3 million less at $3.2 million, also excluding the effects of 1992's restructuring charges. Operating margins calculated on a fully taxable equivalent basis were 9.8 percent in 1993, up from 8.9 percent in 1992. The sale, in late September 1992, of most of Dial's food and merchandise airport terminal concession operations resulted in declines in revenues and operating income of $113.9 million and $6.8 million, respectively, from those in 1992, more than accounting for the segment declines on a fully taxable equivalent basis.

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

Cruise revenues were down $20.4 million and operating results decreased $8.3 million from those of 1992 due to lower passenger counts, increased competition, the major dry-dock of the Star/Ship Oceanic in the 1993 first quarter and the introduction of a new itinerary for the Star/Ship Majestic during the second quarter of 1993. Reductions in operating expenses from ongoing cost reduction programs helped limit the decline in operating results.

Travel tour service revenues and operating income decreased $5 million and $3.9 million, respectively, due to lower results from the U.K. tour operation which is suffering from a slowly recovering economy. In addition, passenger volume to Florida for 1993 was down 30 percent from the volume in 1992 due to publicity surrounding violence against foreign visitors.

The contract food service companies' revenues were down $4.8 million, due primarily to closing marginal locations in 1992. Operating income increased $5.5 million from 1992's results, due primarily to a $5 million one-time gain from the curtailment of a postretirement benefit plan in 1993.

Payment services' revenues decreased $3.9 million on a fully taxable equivalent basis, due primarily to reduced money order revenues from terminating unprofitable agents and to lower investment income due to lower market interest rates. On a fully taxable equivalent basis, operating income was $5.7 million ahead of 1992's results due primarily to the termination of unprofitable business even though investment income was lower as stated above.

Unallocated Corporate Expense and Other Items, Net. During the fourth quarter of 1994, Dial reclassified expenses related to certain interest rate swap agreements to interest expense from unallocated corporate expense and other items, net. As a result, interest expense was increased and unallocated corporate expense was reduced by $7,327,000 and $7,321,000 for 1993 and 1992, respectively. Unallocated corporate expense and other items, net, increased $6.5 million from that in 1992, due primarily to the expiration in early 1993 of subleases of buses and related amortization of deferred intercompany and sale-leaseback profit.

Interest Expense. Interest expense was down $6.1 million from that in 1992, due primarily to lower floating interest rates on short-term borrowings and the prepayment of certain high-coupon, fixed-rate debt at the end of the third quarter of 1993.

Income Taxes. The provision for income taxes for 1993 includes the $4.4 million, or $0.05 per share, favorable impact on deferred tax assets at January 1, 1993, from accounting for the effects of a one percent increase in the U. S. corporate income tax rate previously discussed, offset partly by the added 1993 expense of approximately $1.3 million, or $0.02 per share, from the U.S. rate increase.

LIQUIDITY AND CAPITAL RESOURCES:
Dial's total debt at December 31, 1994 increased to $745 million from $636 million at December 31, 1993 due to borrowing for acquisitions as mentioned herein. The debt to capital ratio was
0.56 to 1 and 0.55 to 1 at December 31, 1994 and December 31, 1993, respectively. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

In July 1994, a Shelf Registration filed with the Securities and Exchange Commission became effective. Under the Shelf Registration, Dial can issue up to an aggregate $500 million of debt and equity securities. No debt has been issued under the program and there is no intention to issue any equity securities at the present time. The filing increases Dial's future financing options.

During 1993, Dial filed a $300 million Senior Debt Securities Shelf Registration with the Securities and Exchange Commission under which Dial was able to issue senior notes for various amounts and at various rates and maturities. During 1993, Dial issued $230 million of debt under the program with maturities of five to eleven years. In early 1994, Dial issued the remaining $70 million of debt under the senior note program with maturities of six to fifteen years.

During the third quarter of 1993, Dial utilized the proceeds from the sale of its Transportation Manufacturing and Service Parts segment to repurchase approximately 2,000,000 shares of common stock on the open market and to reduce outstanding debt, including prepaying $187 million principal amount of long-term, fixed-rate debt having a weighted average interest rate of 10%. These prepayments resulted in an extraordinary charge for early extinguishment of debt of $21.9 million (net of tax benefit of $11.8 million).

As discussed further in Note B of Notes to Consolidated Financial Statements, during 1994 Dial completed the acquisition of the United Airlines catering kitchens and acquired several small companies. The combined purchase price for all 1994 acquisitions was $152 million. Property and equipment and intangibles increased as a result of these acquisitions which were financed through cash flow from operations and additional long-term debt.

Dial's payment service operations generate funds from the sale of money orders and other payment instruments (classified as "Payment service obligations"). The proceeds of such sales are invested by Dial's payment services subsidiary, in accordance with applicable state laws, in highly liquid debt instruments (classified, along with cash on hand and cash in transit from agents, as "Funds and agents' receivables restricted for payment service obligations"), which before consolidating eliminations, included investment grade commercial paper issued by Dial and supported along with the rest of Dial's outstanding commercial paper by a credit commitment under a long-term revolving bank credit agreement, as described in Note I of Notes to Consolidated Financial Statements; and in a portfolio of high-quality investments (more than 98 percent have ratings of A- or higher or are collateralized by federal agency securities), including federal, state and municipal obligations, asset-backed securities and corporate debt securities (classified as "Investments restricted for payment service obligations"). These investments are restricted by state regulatory agencies for use by Dial's payment services subsidiary to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations, and accordingly such assets are not available to satisfy working capital or other financing requirements of Dial. Fluctuations in the balances of payment service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents' receivables and the timing of the presentment of such instruments.

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

Dial satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit) and the sale of receivables. As discussed in Note I of Notes to Consolidated Financial Statements, short-term borrowings are supported by a $500 million long-term revolving bank credit agreement. In addition, Dial's subsidiaries have agreements to sell $115 million (increased to $140 million in February 1995) of accounts receivable under which the purchaser has agreed to invest collected amounts in new purchases, providing a stable level of purchased accounts. The commitments to purchase accounts receivable, which were fully utilized at December 31, 1994, mature in February of each year, but are expected to be extended annually by mutual agreement. The agreements are currently extended to February 1996.

As discussed in Note J of Notes to Consolidated Financial Statements, in September 1992 Dial sold 10,491,800 shares of treasury stock to The Dial Corp Employee Equity Trust (the "Trust") at $19.06 per share. This Trust is being used to fund certain existing employee compensation and benefit plans over the scheduled 15-year term of the Trust. The Trust acquired the shares of common stock from Dial for a $200 million promissory note at the date of sale. The $200 million, representing unearned employee benefits, was recorded as a deduction from common stock and other equity, and is being reduced as employee benefits are funded. At December 31, 1994, a total of 6,898,358 shares remained in the Trust and are available to fund future benefit obligations.

Capital spending has been reduced by obtaining, where appropriate, equipment and other property under operating leases. Dial's capital asset needs and working capital requirements are expected to be financed primarily with internally generated funds. Except as noted herein, cash flows from operations and the proceeds from the sale of businesses during the past three years along with proceeds from the exercise of stock options have been sufficient to finance capital expenditures, the purchase of businesses and cash dividends to shareholders. Dial expects these trends to continue with operating cash flows and proceeds from the sale of Trust shares and other treasury stock generally being sufficient to finance its business. Should financing requirements exceed such sources of funds, Dial believes it has adequate external financing sources available, including Dial's $500 million Shelf Registration, to cover any such shortfall.

As indicated in Note M of Notes to Consolidated Financial Statements, although Dial has paid the minimum funding required by applicable regulations, certain pension plans remain underfunded while others are overfunded. The deficiency in the underfunded plans is expected to be reduced through the payment of the minimum funding requirement over a period of several years. Unfunded pension and other postretirement benefit plans require payments over extended periods of time. Such payments are not likely to materially affect Dial's liquidity.

As of December 31, 1994, Dial has recorded U.S. deferred income tax benefits totaling $169 million, which Dial believes to be fully realizable in future years. The realization of such benefits will require average annual taxable income over the next 15 years (the current Federal loss carryforward period) of approximately $30 million. Dial's average U.S. pretax income, exclusive of nondeductible goodwill amortization but after deducting restructuring and other charges, over the past three years has been approximately $175 million. Furthermore, approximately $109 million of the deferred income tax benefits relate to pensions and other postretirement benefits which will become deductible for income tax purposes as they are paid, which will occur over many years.

Dial is subject to various environmental laws and regulations of the United States as well as of the states in whose jurisdictions Dial operates. As is the case with many companies, Dial faces exposure to actual or potential claims and lawsuits involving environmental matters. Dial believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of any potential insurance recovery, should not have a material adverse effect on Dial's financial position or results of operations.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS:
As discussed in Note B of Notes to Consolidated Financial Statements, in February 1995 Dial purchased the previously leased Star/Ship Majestic cruise ship and entered into a charter to lease the ship to a European operator. In addition, Dial has agreed to execute its option to purchase Dial's other leased cruise ship in October 1995, when the current lease expires. Management anticipates financing the acquisitions with debt.

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

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of The Dial Corp has the responsibility for preparing and assuring the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements were developed using generally accepted accounting principles and appropriate policies, consistently applied except for the change in 1992 to comply with new accounting requirements for postretirement benefits other than pensions as discussed in Note M of Notes to Consolidated Financial Statements. They reflect, where applicable, management's best estimates and judgments and include disclosures and explanations which are relevant to an understanding of the financial affairs of the Company.

The Company's financial statements have been audited by Deloitte & Touche LLP, independent auditors elected by the stockholders. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data, and has made appropriate and complete written and oral representations and disclosures in connection with the audit.

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

The Company also maintains a comprehensive internal auditing function which independently monitors compliance and assesses the effectiveness of the internal controls and recommends potential improvements thereto. In addition, as part of their audit of the Company's financial statements, the independent auditors review and evaluate selected internal accounting and other controls to establish a basis for reliance thereon in determining the audit tests to be applied. There is close coordination of audit planning and coverage between the Company's internal auditing function and the independent auditors. Management has considered the recommendations of both internal auditing and the independent auditors concerning the Company's system of internal control and has taken actions believed to be cost-effective in the circumstances to implement appropriate recommendations and otherwise enhance controls. Management believes that the Company's system of internal control accomplishes the objectives discussed herein.

The Board of Directors oversees the Company's financial reporting through its Audit Committee, which regularly meets with management representatives and, jointly and separately, with the independent auditors and internal auditing management to review accounting, auditing and financial reporting matters.



/s/ Ermo S. Bartoletti
Ermo S. Bartoletti
Vice President -- Internal Auditing



/s/ Richard C. Stephan
Richard C. Stephan
Vice President -- Controller

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Dial Corp:

We have audited the accompanying consolidated balance sheets of The Dial Corp as of December 31, 1994 and 1993, and the related consolidated statements of income, common stock and other equity and of cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corp as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note M of Notes to Consolidated Financial
Statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1992.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Phoenix, Arizona
February 24, 1995

THE DIAL CORP CONSOLIDATED BALANCE SHEET

December 31, (000 omitted,
 except share data)                                          1994            1993
                                                      -----------     -----------
ASSETS
Current assets:
 Cash and cash equivalents                          $      33,222   $      10,659
 Receivables, less allowance
   of $20,453 and $22,597                                 231,388         199,996
 Inventories                                              229,273         216,837
 Deferred income taxes                                     42,517          46,373
 Other current assets                                      46,565          43,082
                                                      -----------     -----------
                                                          582,965         516,947
 Funds and agents' receivables
   restricted for payment service
   obligations, after eliminating
   $80,000 and $65,000 invested in
   Dial commercial paper                                  661,252         535,657
                                                      -----------     -----------
 Total current assets                                   1,244,217       1,052,604
Investments restricted for
 payment service obligations                              710,625         574,094
Property and equipment                                    813,384         740,724
Other investments and assets                               65,448          59,757
Deferred income taxes                                     126,787         124,096
Intangibles                                               820,435         729,813
                                                      -----------     -----------
                                                    $   3,780,896   $   3,281,088
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term bank loans                              $         931   $       8,935
 Accounts payable                                         243,982         248,975
 Accrued compensation                                      91,992          69,060
 Other current liabilities                                258,065         272,430
 Current portion of long-term debt                         22,830           2,295
                                                      -----------     -----------
                                                          617,800         601,695
 Payment service obligations                            1,438,960       1,147,063
                                                      -----------     -----------
 Total current liabilities                              2,056,760       1,748,758
Long-term debt                                            721,718         624,662
Pension and other benefits                                319,519         295,656
Other deferred items and insurance reserves                96,525          99,834
Commitments and contingent
 liabilities (Notes B, J, N, O and P)
Minority interests                                         24,691          35,904
$4.75 Redeemable preferred stock                            6,590           6,586
Common stock and other equity:
 Common stock, $1.50 par value,
   200,000,000 shares authorized,
   97,108,724 and 48,554,362
   (pre-split) shares issued                              145,663          72,832
 Additional capital                                       308,350         378,814
 Retained income                                          393,233         304,481
 Cumulative translation adjustments                       (20,910)         (9,889)
 Unearned employee benefits                              (176,201)       (189,940)
 Unrealized loss on securities
   available for sale, net of tax                         (21,742)
 Common stock in treasury,
   at cost, 4,319,624 and
   2,536,354 (pre-split) shares                           (73,300)        (86,610)
                                                      -----------     -----------
 Total common stock and other equity                      555,093         469,688
                                                      -----------     -----------
                                                    $   3,780,896   $   3,281,088
                                                      ===========     ===========

See Notes to Consolidated Financial Statements.

THE DIAL CORP STATEMENT OF CONSOLIDATED INCOME

Year ended December 31, (000 omitted,
 except per share data)                     1994             1993            1992
                                     -----------      -----------     -----------
REVENUES                           $   3,546,847    $   3,000,342   $   2,874,088
                                     -----------      -----------     -----------
Costs and expenses:
 Costs of sales and services           3,216,627        2,725,049       2,621,372
 Restructuring and
   other charges                                                           30,000
 Unallocated corporate
   expense and other items, net           43,938           42,734          36,198
 Interest expense                         61,195           57,292          63,370
 Minority interests                        3,392            3,618           2,814
                                     -----------      -----------     -----------
                                       3,325,152        2,828,693       2,753,754
                                     -----------      -----------     -----------
Income before income taxes               221,695          171,649         120,334
Income taxes                              81,384           61,376          45,983
                                     -----------      -----------     -----------
INCOME FROM CONTINUING
 OPERATIONS                              140,311          110,273          74,351
Income (loss) from
 discontinued operations                                   32,120         (45,125)
                                     -----------      -----------     -----------

Income before extraordinary
 charge and cumulative
 effect of change in
 accounting principle                    140,311          142,393          29,226

Extraordinary charge for
 early retirement of debt,
 net of tax benefit of $11,833                            (21,908)

Cumulative effect, net of
 tax benefit of $63,542,
 to January 1, 1992,
 of initial application
 of SFAS No. 106, "Employers'
 Accounting for Postretirement
 Benefits Other Than Pensions"                                           (110,741)
                                     -----------      -----------     -----------
NET INCOME (LOSS)                  $     140,311    $     120,485   $     (81,515)
                                     ===========      ===========     ===========

INCOME (LOSS) PER COMMON SHARE:
 Continuing operations             $        1.61    $        1.28   $        0.87
 Discontinued operations                                     0.38           (0.53)
                                     -----------      -----------     -----------
 Income before extraordinary
   charge and cumulative
   effect of change
   in accounting principle                  1.61             1.66            0.34
 Extraordinary charge                                       (0.26)
 Cumulative effect to
   January 1, 1992,
   of initial application
   of SFAS No. 106                                                          (1.32)
                                     -----------      -----------     -----------
NET INCOME (LOSS) PER
 COMMON SHARE                      $        1.61    $        1.40   $       (0.98)
                                     ===========      ===========     ===========
Dividends declared per
 common share                      $        0.59    $        0.56   $        0.60
                                     ===========      ===========     ===========
Average outstanding common
 and equivalent shares                    86,646           85,406          84,026
                                     ===========      ===========     ===========

See Notes to Consolidated Financial Statements.

THE DIAL CORP STATEMENT OF CONSOLIDATED CASH FLOWS

Year ended December 31, (000 omitted)       1994             1993            1992
                                     -----------      -----------     -----------
CASH FLOWS PROVIDED (USED)
 BY OPERATING ACTIVITIES:
Net income (loss)                  $     140,311    $     120,485   $     (81,515)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
   Depreciation and amortization         109,861          100,160         100,935
   Deferred income taxes                  19,391           35,943          18,915
   Extraordinary charge for
    early retirement of debt                               21,908
   Cumulative effect of change
    in accounting principle                                               110,741
   Restructuring and other
    charges                                                                30,000
   (Income) loss from
    discontinued operations                               (32,120)         45,125
   Other noncash items, net                8,402           24,071          15,369
   Change in operating assets
    and liabilities:
      Receivables and
        inventories                      (44,884)         (79,349)         14,905
    Payment service assets
      and obligations, net               218,994           98,791          67,537
    Accounts payable and
      accrued compensation                14,496           31,825         (22,692)
    Other assets and
      liabilities, net                   (39,075)         (11,882)       (101,591)
                                     -----------      -----------     -----------
Net cash provided by
 operating activities                    427,496          309,832         197,729
                                     -----------      -----------     -----------

CASH FLOWS PROVIDED (USED)
 BY INVESTING ACTIVITIES:
Capital expenditures                    (108,592)        (114,624)       (109,131)
Acquisitions of businesses
 and other assets, net of
 cash acquired                          (152,271)        (216,787)         (7,192)
Proceeds from sales of
 securities available for sale           225,523
Proceeds from maturities of
 securities available for sale            12,449
Purchases of securities
 available for sale                     (341,716)
Purchases of securities held
 to maturity                            (108,123)
Proceeds from sales and
 maturities of investments
 restricted for payment
 service obligations                                      626,527         320,425
Purchases of investments
 restricted for payment
 service obligations                                     (767,035)       (441,387)
Proceeds from sale of
 shares of MCII                                           245,700
Proceeds from sale of
 businesses and property                   8,403           19,442          54,891
Investment in and advances from
 discontinued operations, net                              35,084        (138,563)
Other, net                                  (190)            (288)           (347)
                                     -----------      -----------     -----------
Net cash used by
 investing activities                   (464,517)        (171,981)       (321,304)
                                     -----------      -----------     -----------

CASH FLOWS PROVIDED (USED)
 BY FINANCING ACTIVITIES:
Proceeds from long-term
 borrowings                               70,000          229,358
Payments on long-term borrowings          (2,238)        (196,611)        (21,557)
Extraordinary charge for
 early retirement of debt                                 (21,908)
Net change in short-term
 borrowings                               42,233         (105,338)        178,255
Dividends on common and
 preferred stock                         (51,401)         (48,345)        (50,180)
Minority portion of
 subsidiary's special dividend            (9,761)
Proceeds from sale of
 treasury stock                           28,546           43,286          57,949
Common stock purchased for
 treasury                                                 (38,642)           (417)
Net change in receivables sold                                             26,800
Cash payments on interest
 rate swaps                              (17,795)         (32,909)        (37,027)
                                     -----------      -----------     -----------
Net cash provided (used) by
 financing activities                     59,584         (171,109)        153,823
                                     -----------      -----------     -----------

Net increase (decrease) in
 cash and cash equivalents                22,563          (33,258)         30,248
Cash and cash equivalents,
 beginning of year                        10,659           43,917          13,669
                                     -----------      -----------     -----------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                       $      33,222    $      10,659   $      43,917
                                     ===========      ===========     ===========

See Notes to Consolidated Financial Statements.

THE DIAL CORP STATEMENT OF CONSOLIDATED COMMON STOCK AND OTHER EQUITY

Year ended December 31, (000 omitted)       1994             1993            1992
                                     -----------      -----------     -----------
COMMON STOCK:
Balance, beginning of year         $      72,832    $      72,832   $      72,832
Two-for-one stock split                   72,831
                                     -----------      -----------     -----------
Balance, end of year               $     145,663    $      72,832   $      72,832
                                     ===========      ===========     ===========
ADDITIONAL CAPITAL:
Balance, beginning of year         $     378,814    $     390,790   $     326,724
Two-for-one stock split                  (72,831)
Treasury shares issued in
 connection with employee
 benefit plans                            (1,588)          (5,300)          2,294
Net change in unamortized
 amount of performance-based
 and restricted stock awards              (4,456)           2,063           1,195
Treasury shares sold to
 Employee Equity Trust and ESOP                                            39,708
Employee Equity Trust
 adjustment to market value                8,635           (8,723)         19,020
Other, net                                  (224)             (16)          1,849
                                     -----------      -----------     -----------
Balance, end of year               $     308,350    $     378,814   $     390,790
                                     ===========      ===========     ===========
RETAINED INCOME:
Balance, beginning of year         $     304,481    $     234,655   $     832,539
Net income (loss)                        140,311          120,485         (81,515)
Dividends on common and
 preferred stock                         (51,401)         (48,345)        (50,180)
Distribution of GFC Financial
 to Dial stockholders                                                    (467,291)
Other, net                                  (158)          (2,314)          1,102
                                     -----------      -----------     -----------
Balance, end of year               $     393,233    $     304,481   $     234,655
                                     ===========      ===========     ===========
CUMULATIVE TRANSLATION
 ADJUSTMENTS:
Balance, beginning of year         $      (9,889)   $     (11,341)  $       2,083
Unrealized translation loss              (11,021)            (279)        (20,226)
Distribution of GFC Financial
 to Dial stockholders                                                       6,802
Disposition of Transportation
 Manufacturing and Service
 Parts Group                                                1,731
                                     -----------      -----------     -----------
Balance, end of year               $     (20,910)   $      (9,889)  $     (11,341)
                                     ===========      ===========     ===========
UNEARNED EMPLOYEE BENEFITS:
Balance, beginning of year         $    (189,940)   $    (245,155)  $     (35,414)
Treasury shares sold to
 Employee Equity Trust                                                   (200,000)
Employee benefits earned                  22,374           46,492           9,279
Adjustment of Employee Equity
 Trust to market value                    (8,635)           8,723         (19,020)
                                     -----------      -----------     -----------
Balance, end of year               $    (176,201)   $    (189,940)  $    (245,155)
                                     ===========      ===========     ===========
UNREALIZED LOSS ON SECURITIES
 AVAILABLE FOR SALE:
Unrealized loss on securities
 available for sale at
 January 1, 1994, due to
 adoption of SFAS No. 115          $      (1,369)   $          --   $          --
Net increase in unrealized loss          (20,373)
                                     -----------      -----------     -----------
Balance, end of year               $     (21,742)   $          --   $          --
                                     ===========      ===========     ===========
COMMON STOCK IN TREASURY:
Balance, beginning of year         $     (86,610)   $     (51,386)  $    (258,043)
Purchase of shares                                        (38,642)           (417)
Shares issued in connection
 with employee benefit plans               9,660            4,167          38,078
Shares sold to Employee Equity
 Trust and ESOP                                                           170,423
Other, net                                 3,650             (749)         (1,427)
                                     -----------      -----------     -----------
Balance, end of year               $     (73,300)   $     (86,610)  $     (51,386)
                                     ===========      ===========     ===========
COMMON STOCK AND OTHER EQUITY      $     555,093    $     469,688   $     390,395
                                     ===========      ===========     ===========
See Notes to Consolidated Financial Statements.

THE DIAL CORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

A. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation. The consolidated financial statements of The Dial Corp ("Dial") include the accounts of Dial and all of its subsidiaries. Dial sold its Transportation Manufacturing and Service Parts Group in 1993 and spun-off GFC Financial Corporation ("GFC Financial") in 1992. The Transportation Manufacturing and Service Parts Group and GFC Financial are presented as discontinued operations for all periods. Such dispositions are discussed further in Note D of Notes to Consolidated Financial Statements.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles. Intercompany accounts and transactions between Dial and its subsidiaries have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform to 1994 classifications. Described below are those accounting policies particularly significant to Dial, including those selected from acceptable alternatives.

Cash Equivalents. Dial considers all highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

Inventories. Generally, inventories are stated at the lower of cost (first-in, first-out and average cost methods) or market.

Property and Equipment. Property and equipment are stated at cost.

Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings                                           2% to 5%
Machinery and other equipment                       5% to 33%
Leasehold improvements                              Lesser of lease term
                                                    or useful life

Funds and Agents' Receivables and Investments Restricted for Payment Service Obligations. Dial's payment service operations generate funds from the sale of money orders and other payment instruments (classified as "Payment service obligations"). The proceeds of such sales are invested by Dial's payment services subsidiary, in accordance with applicable state laws, in highly liquid debt instruments, (classified, along with cash on hand and cash in transit from agents, as "Funds and agents' receivables restricted for payment service obligations"), which before consolidating eliminations, included investment grade commercial paper issued by Dial and supported along with the rest of Dial's outstanding commercial paper by a credit commitment under a long-term revolving bank credit agreement, as described in Note I of Notes to Consolidated Financial Statements; and in a portfolio of high-quality investments (98 percent have ratings of A- or higher or are collateralized by federal agency securities), including federal, state and municipal obligations, asset-backed securities and corporate debt securities (classified as "Investments restricted for payment service obligations"). These investments are restricted by state regulatory agencies for use by Dial's payment services subsidiary to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations and, accordingly such assets are not available to satisfy working capital or other financing requirements of Dial.

Effective January 1, 1994, Dial adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available for sale, held to maturity or trading, with different reporting requirements for each classification. See Note F of Notes to Consolidated Financial Statements for a discussion of the classification and reporting of these securities at December 31, 1994.

Intangibles. Intangibles are carried at cost less accumulated amortization. Intangibles which arose prior to November 1, 1970, are not being amortized. Intangibles arising on or after November 1, 1970 are amortized on the straight-line method over the estimated lives or periods of expected benefit, but not in excess of 40 years. Dial evaluates the possible impairment of goodwill and other intangible assets at each reporting period based on the undiscounted projected operating income of the related business unit.

Pension and Other Benefits. Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

Dial has defined benefit postretirement plans that provide medical and life insurance for eligible retirees and dependents.
Until 1992, the cost of these benefits was generally expensed as claims were incurred.

Effective January 1, 1992, Dial adopted the method of accounting for postretirement benefits other than pensions prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires recognition of liabilities for such benefits over the period that services are provided by employees. Dial elected to record the cumulative effect of initial application of SFAS No. 106 rather than amortizing such amount over 20 years as permitted by the standard. See Note M of Notes to Consolidated Financial Statements for further information.

Effective January 1, 1994, Dial adopted SFAS No. 112, "Employers'
Accounting for Postemployment Benefits." The adoption of SFAS No.
112 had no material effect on the consolidated financial statements.

Foreign Currency Translation. In accordance with SFAS No. 52, the assets and liabilities of Dial's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with resulting unrealized translation gains and losses accumulated in a separate component of stockholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year.

Derivatives. Amounts receivable or payable under interest rate derivatives are recognized as interest income or expense. Gains and losses from foreign exchange forward contracts which hedge identifiable foreign currency commitments are deferred and are recognized in income in the same period as the hedged transaction.

Stock Split. On May 10, 1994, Dial's Board of Directors declared a two-for-one stock split which was paid on July 1, 1994, to stockholders of record as of June 1, 1994. Unless otherwise noted, all references in the financial statements with regard to number of shares of common stock and related dividends declared and income per share amounts have been restated to reflect the stock split.

Net Income (Loss) Per Common Share. Net income (loss) per common share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each year after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share. The average outstanding common and equivalent shares does not include shares held by the Employee Equity Trust (the "Trust"). Shares held by the Trust are not considered outstanding for net income
(loss) per share calculations until the shares are released from the Trust.

B. ACQUISITIONS OF BUSINESSES AND OTHER ASSETS
During 1994, Dial completed its acquisition of the final eleven of fifteen airline catering kitchens from United Airlines ("UAL") and also acquired several small services companies. The first four UAL flight catering kitchens were purchased by Dial on December 30, 1993. Also in December 1993, Dial acquired the remaining 49% interest in a joint venture which owns the office building in Phoenix, Arizona, that serves as Dial's corporate headquarters complex. During 1993, Dial also purchased a consumer products line and three convention services companies. Acquisitions in 1992 were not material.

Net cash paid, assets acquired and debt and other liabilities assumed in all acquisitions for the years ended December 31 were as follows:

                                   1994                                     1993                       1992
                     -----------------------------       ---------------------------------------   --------
                                                         Head-
                                                      quarters    Conven-
                                                      Building       tion
                        UAL                              Joint   Services
                   Catering                            Venture   Companies
(000 omitted)      Kitchens       Other      Total    Interest        (1)      Other       Total      Total
                   --------    --------   --------    --------   --------   --------    --------   --------
Assets acquired:
 Property and
   equipment       $ 62,560    $ 10,934  $  73,494   $  63,086   $ 17,128   $ 13,722   $   93,936  $  9,488
 Intangibles,
   primarily
   goodwill          59,147      16,029     75,176                 95,646     77,450      173,096
 Other assets         7,019       2,453      9,472                 37,773     14,687       52,460
Debt and other
 liabilities
 assumed                         (5,871)    (5,871)               (85,155)   (17,550)    (102,705)   (2,296)
                   --------    --------   --------    --------   --------   --------     --------  --------
Net cash paid      $128,726    $ 23,545  $ 152,271   $  63,086   $ 65,392   $ 88,309   $  216,787  $  7,192
                   ========    ========   ========    ========   ========   ========     ========  ========

(1) During 1994, Convention Services amounts were revised to reflect final purchase accounting adjustments for 1993 acquisitions. The impact of such adjustments was to increase goodwill, other assets and liabilities by $30,372,000, $5,928,000 and $36,300,000, respectively. Amounts previously reported for 1993 have been modified to reflect such adjustments.

All acquisitions were accounted for as purchases. The purchase prices, including acquisition costs, were allocated to the net tangible and intangible assets acquired based on estimated fair values at the dates of the acquisitions. The difference between the purchase prices and the related fair values of net assets acquired represents goodwill which is being amortized on a straight-line basis over 40 years. The fair value of patents and other intangible assets included in the acquisitions is amortized over their estimated useful lives. The results of the acquired operations have been included in the Statement of Consolidated Income from the dates of acquisition. The results of operations of the acquired companies from the beginning of the year to the dates of acquisition are not material.

In February 1995, Dial exercised its option to purchase a cruise ship, previously under a lease agreement, for $39,500,000. Dial has entered into a four-year charter arrangement to lease the ship to a European operator. In April 1994, Dial notified the lessor of its intention to purchase Dial's other leased cruise ship for $71,000,000 when the current lease agreement expires in October 1995.

C. RESTRUCTURING AND OTHER CHARGES--CONTINUING OPERATIONS
Dial recorded restructuring and other charges of $30,000,000 ($19,800,000 after-tax, or $0.24 per share) in the fourth quarter of 1992, attributable to the Travel and Leisure and Payment Services Group primarily to provide for termination of an unfavorable airport concession contract and related matters, and to provide for costs to reposition the cruise line to compete more effectively in the Caribbean market.

D. DISCONTINUED OPERATIONS AND DISPOSITIONS
On August 12, 1993, Dial sold, through an initial public offering, 20 million shares of common stock of Motor Coach Industries International, Inc. ("MCII"), pursuant to an underwriting agreement dated August 4, 1993. Transportation Manufacturing Operations, Inc., Dial's Transportation Manufacturing and Service Parts subsidiary, was transferred to MCII in connection with the public offering of MCII shares. The disposition of MCII, the sale of the Canadian transit bus manufacturing business in June 1993, the sale of certain bus installment sale receivables in early 1993 and the liquidation, completed in early 1993, of a trailer manufacturing and transport services company, concluded the disposal of the Transportation Manufacturing and Service Parts Group.

At a special meeting on March 3, 1992, shareholders of Dial approved the spin-off of GFC Financial, which comprised Dial's commercial lending and mortgage insurance subsidiaries. As a result of the spin-off, the holders of common stock of Dial received a Distribution (the "Distribution") of one share of common stock of GFC Financial for every two shares (pre-split) of Dial common stock.

In connection with the dispositions, special charges to earnings were made in 1992 to cover restructuring of certain operations and other costs while, in 1993, these provisions related primarily to previously discontinued businesses.

The caption "Income (loss) from discontinued operations" in the Statement of Consolidated Income for the years ended December 31 includes the following:

(000 omitted)                                                1993            1992
                                                      -----------     -----------
Income (loss) from operations:
 Transportation Manufacturing and
   Service Parts Group, net of tax
   provision (benefit) of $7,685 and
   ($17,666)(1)                                     $      10,193   $     (46,364)
 GFC Financial, net of tax provision
   of $1,798                                                                5,498
Gain on sale of Transportation
 Manufacturing and Service Parts Group,
 net of tax provision of $42,040                           40,151
Cumulative effect, net of tax benefit
 of $2,458, to January 1, 1992 of initial
 application of SFAS No. 106                                               (4,259)
Provisions related to previously
 discontinued businesses, net of tax
 benefit of $7,776                                        (18,224)
                                                      -----------     -----------
                                                    $      32,120   $     (45,125)
                                                      ===========     ===========

(1) After deducting restructuring and other charges of $59,400,000
    (after-tax) in 1992.

In addition to those classified as discontinued operations and described above, businesses with aggregate net assets of $48,584,000 were sold in 1992.

E. INVENTORIES
Inventories at December 31 consisted of the following:

(000 omitted)                                                1994            1993
                                                      -----------     -----------
Raw materials                                       $      38,250   $      42,056
Work in process                                            23,705          13,930
Finished goods and supplies                               167,318         160,851
                                                      -----------     -----------
Inventories                                         $     229,273   $     216,837
                                                      ===========     ===========

F. INVESTMENTS IN DEBT AND EQUITY SECURITIES
Effective January 1, 1994, Dial adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available for sale, held to maturity or trading. Dial has no securities classified in the trading category. Securities are included in the Consolidated Balance Sheet under the caption, "Investments restricted for payment service obligations" except for those securities expected to be sold or mature within one year which are included under the caption, "Funds and agents' receivables restricted for payment service obligations."

Although Dial's investment portfolio exposes Dial to certain credit risks, Dial believes the high quality of its investments (more than 98% of the investments at December 31, 1994 have ratings of A- or higher or are collateralized by federal agency securities) reduces this risk substantially. Dial regularly monitors the credit and market risk (the possibility that market changes may make financial instruments less valuable) and takes steps to mitigate the likelihood of these exposures resulting in actual loss.

Securities Available for Sale. Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity or changes in interest rates, are classified as securities available for sale and are carried at fair value, with the net, after-tax, unrealized holding gain or loss reported as a separate component of common stock and other equity, with no effect on current results of operations. At December 31, 1994, the unrealized loss of $21,742,000 (net of tax benefit of $13,415,000) was included in the Consolidated Balance Sheet as a separate component of stockholders' equity under the caption, "Unrealized loss on securities available for sale." The increase in the unrealized loss during 1994 was principally due to increases in interest rates.

A summary of securities available for sale at December 31, 1994 is as follows:

                                               Gross         Gross
                            Amortized     Unrealized    Unrealized           Fair
(000 omitted)                    Cost          Gains        Losses          Value
                           ----------   -----------     ----------     ----------
U. S. Government
 Agencies                 $     5,174   $         --   $       129    $     5,045
Obligations of states
 and political
 subdivisions                 283,112            278        20,597        262,793
Corporate debt
 securities                    63,263                        6,325         56,938
Mortgage-backed and
 other asset-backed
 securities                   100,630                        7,469         93,161
Debt securities
 issued by
 foreign governments           16,007                          915         15,092
Other securities                  121                                         121
                           ----------   -----------     ----------     ----------
Securities available
 for sale                 $   468,307   $        278   $    35,435    $   433,150
                           ==========   ===========     ==========     ==========

Maturities of securities available for sale at December 31, 1994 are as follows:

                                                         Amortized          Fair
(000 omitted)                                                 Cost          Value
                                                       ----------     -----------
Due in:
 1996-1999                                             $   163,184    $   149,425
 2000-2004                                                 132,567        121,216
 2005 and later                                            172,556        162,509
                                                       ----------     -----------
                                                       $   468,307    $   433,150
                                                       ==========     ===========

Actual maturities may differ from contractual maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Mortgage-backed and other asset-backed securities not due at a single maturity date are included in the table above based on average maturity dates. Gross realized gains and losses on sales were $2,500,000 and $500,000, respectively, based on the specific identification method of determining cost.

Securities Held to Maturity. Securities classified as held to maturity consist of securities that management has the ability and intent to hold to maturity, are carried at amortized cost, and are summarized as follows at December 31, 1994:


                                               Gross         Gross
                            Amortized     Unrealized    Unrealized           Fair
(000 omitted)                    Cost          Gains        Losses          Value
                           ----------   -----------     ----------     ----------
U. S. Government
 Agencies                 $    59,637   $         --   $     3,750    $    55,887
Obligations of states
 and political
 subdivisions                  54,545                        4,545         50,000
Corporate debt
 securities                   128,145                       12,310        115,835
Other securities               22,534                        1,100         21,434
                           ----------   -----------     ----------     ----------
Securities held
 to maturity              $   264,861   $         --   $    21,705    $   243,156
                           ==========   ===========     ==========     ==========

Maturities of securities held to maturity at December 31, 1994 are as follows:

                                                         Amortized          Fair
(000 omitted)                                                 Cost          Value
                                                       ----------     -----------
Due in:
 1995                                                  $     5,193    $     5,044
 1996-1999                                                 129,224        120,558
 2000-2004                                                  89,050         79,342
 2005 and later                                             41,394         38,212
                                                       ----------     -----------
                                                       $   264,861    $   243,156
                                                       ==========     ===========

Actual maturities may differ from contractual maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. There were no sales or transfers of securities held to maturity to another category of securities during the year ended December 31, 1994.

G. PROPERTY AND EQUIPMENT
Property and equipment at December 31 consisted of the following:

(000 omitted)                                                1994            1993
                                                      -----------     -----------
Land                                                $      83,751   $      76,577
Buildings and leasehold improvements                      401,743         333,761
Machinery and other equipment                             948,892         897,391
                                                      -----------     -----------
                                                        1,434,386       1,307,729
Less accumulated depreciation                             621,002         567,005
                                                      -----------     -----------
Property and equipment                              $     813,384   $     740,724
                                                      ===========     ===========

H. INTANGIBLES
Intangibles at December 31 consisted of the following:

(000 omitted)                                                1994            1993
                                                      -----------     -----------
Goodwill (1)                                        $     736,320   $     633,831
Other intangibles                                         230,863         223,416
                                                      -----------     -----------
                                                          967,183         857,247
Less accumulated amortization                             146,748         127,434
                                                      -----------     -----------
Intangibles                                         $     820,435   $     729,813
                                                      ===========     ===========

(1) Includes $166,688,000 of goodwill which arose prior to November 1, 1970, and is not being amortized.

I. DEBT
Long-term debt at December 31 was as follows:

(000 omitted)                                                1994            1993
                                                      -----------     -----------
Senior debt:(1)
 Short-term borrowings:
   Commercial paper (net of $80,000 and
    $65,000 issued to Dial's payment
    services subsidiary), 6.3% and 3.6%
    weighted average interest rate
    at December 31                                  $      94,903   $      58,666
   Promissory notes, 6.4% and 3.8% weighted
    average interest rate at December 31                  180,000         166,000
 Senior notes, 6.1% and 5.8% weighted average
   interest rate at December 31, due to 2009              349,454         279,390
 Guarantee of ESOP debt, floating
   rate indexed to LIBOR, 5.3% and 2.9% at
   December 31, due to 2009                                30,000          32,000
 Real estate mortgages and other obligations,
   4.3% and 4.8% weighted average interest
   rate at December 31, due to 2014                        13,274          13,984
                                                      -----------     -----------
                                                          667,631         550,040
Subordinated debt, 10.5%
 debentures, due 2006                                      76,917          76,917
                                                      -----------     -----------
                                                          744,548         626,957
Less current portion                                       22,830           2,295
                                                      -----------     -----------
Long-term debt                                      $     721,718   $     624,662
                                                      ===========     ===========

(1) Rates shown are exclusive of the effects of commitment fees and other costs of long-term revolving bank credit used to support short-term borrowings and the guarantee of ESOP debt, and exclusive of the effects of interest rate swap agreements on certain short-term and long-term borrowings.

Interest paid in 1994, 1993 and 1992 was approximately
$47,695,000, $55,807,000 and $59,962,000, respectively.

In July 1994, a Shelf Registration filed with the Securities and Exchange Commission became effective. Under the Shelf Registration, Dial can issue up to an aggregate $500,000,000 of debt and equity securities. No debt has been issued under the program and there is no intention to issue any equity securities at the present time. The filing increases Dial's future financing options.

During 1993, Dial filed a $300,000,000 Senior Debt Securities Shelf Registration with the Securities and Exchange Commission under which Dial was able to issue senior notes for various amounts and at various rates and maturities. During 1993, Dial issued $230,000,000 of debt under the program with maturities of five to eleven years with a weighted average interest rate of 6.2%. In early 1994, Dial issued the remaining $70,000,000 of debt under the senior note program with maturities of six to fifteen years with a weighted average interest rate of 6.1%.

During the third quarter of 1993, Dial utilized the proceeds from the sale of MCII to repurchase approximately 2,000,000 shares of Dial's common stock on the open market and to reduce outstanding debt, including prepaying $187,250,000 principal amount of long-term, fixed-rate debt, having a weighted average interest rate of 10%. These prepayments resulted in an extraordinary charge (after-tax) of $21,908,000.

As discussed further in Note O of Notes to Consolidated Financial Statements, Dial has entered into a) interest rate swap agreements ("pay-fixed swaps") which convert floating interest rates on existing and anticipated short-term borrowings into fixed interest rates and b) interest rate swap agreements ("receive-fixed swaps") which convert fixed interest rates on a portion of the Senior notes and other debt into floating interest rates. During the fourth quarter of 1994, Dial reclassified expenses related to certain interest rate swap agreements to interest expense from unallocated corporate expense and other items, net. As a result, interest expense was increased and unallocated corporate expense was reduced by $5,983,000, $7,327,000 and $7,321,000 for 1994, 1993 and 1992, respectively.
Including this reclassification the net effect of interest rate swap agreements was to increase interest expense by $2,863,000, $6,112,000 and $7,321,000 for 1994, 1993 and 1992, respectively.
The weighted average interest rate on total debt, inclusive of the effect of interest rate swap agreements, was 6.55%, 7.53% and 8.24% for 1994, 1993 and 1992, respectively.

Dial satisfies its short-term borrowing requirements with bank lines of credit and by the issuance of commercial paper and promissory notes. Outstanding commercial paper, promissory notes and the guarantee of ESOP debt are supported by a $500,000,000 credit commitment available under a long-term revolving bank credit agreement. Borrowings under the agreement were available at December 31, 1994 on a revolving basis until June 30, 1999. Annually, at Dial's request and with the participating banks' consent, the terms of the agreement may be extended for a further one-year period.

The interest rate applicable to borrowings under the agreement is, at Dial's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the period of the credit agreement. The agreement also provides for commitment fees. Such spreads and fees will change moderately should Dial's debt ratings change.

Dial, in the event that it becomes advisable, intends to exercise its right under the agreement to borrow for the purpose of refinancing short-term borrowings; accordingly, short-term borrowings totaling $274,903,000 and $224,666,000 at December 31, 1994 and 1993, respectively, have been classified as long-term debt.

Annual maturities of long-term debt due in the next five years will approximate $22,830,000 (1995), $32,729,000 (1996),
$2,639,000 (1997), $32,589,000 (1998) and $277,189,000 (1999).
Included in the 1999 amount is $274,903,000 which represents the maturity of short-term borrowings assuming they had been refinanced utilizing the revolving credit facility and the term of the facility was not extended. However, Dial expects the term of the facility to be extended.

Canadian revolving credit loans are available to a Canadian
Services subsidiary from banks under agreements which provide for credit of $35,645,000 (stated in U. S. dollar equivalent).

Dial's long-term debt agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which Dial is in compliance.

J. PREFERRED STOCK AND COMMON STOCK AND OTHER EQUITY
At December 31, 1994, there were 97,108,724 shares of common stock issued and 92,789,100 shares outstanding. At December 31, 1994, a total of 6,898,358 of the outstanding shares were held by The Dial Corp Employee Equity Trust.

Dial has 442,352 shares of $4.75 Preferred Stock authorized, of which 382,352 shares are issued. The holders of the $4.75 Preferred Stock are entitled to a liquidation preference of $100 per share and to annual cumulative sinking fund redemptions of 6,000 shares. Dial presently holds 147,288 shares which will be applied to this sinking fund requirement; therefore, the 235,064 shares held by others are scheduled to be redeemed in the years 2019 to 2058. In addition, Dial has authorized 5,000,000 and 2,000,000 shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

Dial has one Preferred Stock Purchase Right ("Right") outstanding on each outstanding share of its common stock. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire Dial which is not believed by the Board of Directors to be in the best interest of stockholders. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. The Rights may be redeemed by Dial at $0.05 per Right prior to the time any person or group has acquired 20% or more of Dial's shares. Dial has reserved 1,000,000 shares of Junior Participating Preferred Stock for issuance in connection with the Rights.

During 1989, Dial arranged to fund its matching contributions to employees' 401k plans through a leveraged Employee Stock Ownership Plan ("ESOP"). All eligible employees of Dial and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

In June 1989, Dial sold 2,277,582 shares of treasury stock to the ESOP for $17.56 per share. In connection with the spin-off of GFC Financial in March 1992, the ESOP received one share of common stock of GFC Financial for every two shares (pre-split) of Dial common stock held by the ESOP. The ESOP subsequently sold the shares of GFC Financial on the open market and used the proceeds to purchase 546,258 shares of Dial's common stock. ESOP shares are treated as outstanding for net income (loss) per share calculations.

The ESOP borrowed $40,000,000 to purchase the 2,277,582 shares of treasury stock in 1989. The ESOP's obligation to repay this borrowing is guaranteed by Dial; therefore, the unpaid balance of the borrowing ($30,000,000 at December 31, 1994) has been reflected in the accompanying balance sheet as long-term debt and the amount representing unearned employee benefits has been recorded as a deduction from common stock and other equity. The liability is being reduced as the ESOP repays the borrowing, and the amount in common stock and other equity is being reduced as the employee benefits are charged to expense. The ESOP intends to repay the loan (plus interest) using Dial contributions and dividends received on the shares of common stock held by the ESOP. Information regarding ESOP transactions for the years ended December 31 is as follows:

(000 omitted)                               1994             1993            1992
                                     -----------      -----------     -----------
Amounts paid by ESOP for:
 Debt repayment                    $       2,000    $       2,000   $       2,000
 Interest                                  1,161              946           1,199
Amounts received from Dial as:
 Dividends                                 1,218            1,244           1,295
 Capital contributions                     1,785            1,696           2,026

Shares are released for allocation to participants based upon the ratio of the year's principal and interest payments to the sum of the total principal and interest payments over the life of the plan. Expense of the ESOP is recognized based upon the greater of cumulative cash payments to the plan or 80% of the cumulative expense that would have been recognized under the shares allocated method, in accordance with Statement of Position 76-3, "Accounting for Certain Employee Stock Ownership Plans" and Emerging Issues Task Force Abstract No. 89-8, "Expense Recognition for Employee Stock Ownership Plans." Under this method, Dial has recorded expense of $1,684,000, $1,782,000 and $2,210,000 in 1994, 1993 and 1992, respectively.

ESOP shares at December 31 were as follows:

                                                             1994            1993
                                                      -----------     -----------
Allocated shares                                          851,589         699,068
Shares not committed for allocation                     1,972,251       2,124,772
                                                      -----------     -----------
                                                        2,823,840       2,823,840
                                                      ===========     ===========

In September 1992, Dial sold 10,491,800 shares of treasury stock to The Dial Corp Employee Equity Trust (the "Trust") for a $200,000,000 ($19.06 per share) promissory note. The Trust is being used to fund certain existing employee compensation and benefit plans over the scheduled 15-year term. Through December 31, 1994, the Trust had sold 3,593,442 shares to fund such benefits. The $200,000,000, representing unearned employee benefits, was recorded as a deduction from common stock and other equity, and is being reduced as employee benefits are funded.

At December 31, 1994, retained income of $86,259,000 was unrestricted as to payment of dividends by Dial.

K. STOCK OPTIONS
The Board of Directors approved and on March 3, 1992, the stockholders adopted the 1992 Stock Incentive Plan ("1992 Plan") for the grant of options and restricted stock, including performance-based stock, to officers, directors and certain key employees. The Plan replaces the 1983 Stock Option and Incentive Plan ("1983 Plan"). No new awards will be made under the 1983 Plan. In connection with the Distribution, each option, related Limited Stock Appreciation Right ("LSAR") and related Stock Appreciation Right ("SAR") held by an employee of Dial who remained an employee of Dial after the Distribution was adjusted so that the aggregate exercise price and the aggregate spread before the Distribution were preserved at the time of the Distribution. For each share of restricted stock held by a Dial employee who remained an employee of Dial after the Distribution, such employee received additional shares of restricted stock with a market value which compensated for the Distribution.

The 1992 Plan provides for the following types of awards: (a) stock options (both incentive stock options and nonqualified stock options), (b) SARs, and (c) restricted stock, including performance-based stock. The Plan authorizes the issuance of options for up to 2 1/2% of the total number of shares of common stock outstanding as of the first day of each year; provided that any shares available for grant in a particular calendar year which are not, in fact, granted in such year shall not be added to shares available for grant in any subsequent calendar year. In addition to the limitation set forth above with respect to number of shares available for grant in any single calendar year, no more than 10,000,000 shares of common stock shall be cumulatively available for grant of incentive options over the life of the Plan. In addition, 1,000,000 shares of Preferred Stock are reserved for distribution under the 1992 Plan.

The stock options, SARs and LSARs outstanding at December 31, 1994 are granted for terms of ten years; 50% become exercisable after one year and the balance become exercisable after two years from the date of grant. Stock options and appreciation rights are exercisable based on the market value at the date of grant. LSARs vest fully at date of grant and are exercisable only for a limited period (in the event of certain tenders or exchange offers for Dial's common stock). SARs and/or LSARs are issued in tandem with certain stock options and the exercise of one reduces, to the extent exercised, the number of shares represented by the other.

Information with respect to options granted and exercised for the years ended December 31 is as follows:

                                                                     Average
                                                                      Option
                                                                   Price Per
                                                           Shares      Share
                                                      -----------   --------
Options outstanding at December 31, 1991                7,785,750   $  16.38
 Pre spin-off of GFC Financial:
   Exercised                                           (1,247,778)     15.91
   Cancelled (1)                                          (75,522)     16.92
 Additional options
   due to the Distribution, net (2)                       987,558        N/A
 Post spin-off of GFC Financial:
   Granted                                              1,971,800      18.45
   Exercised                                           (1,554,946)     12.91
   Cancelled (1)                                         (558,660)     12.61
                                                      -----------
Options outstanding at December 31, 1992                7,308,202      14.76
 Granted                                                1,941,400      19.85
 Exercised                                               (631,958)     13.34
 Cancelled (3)                                           (850,904)     17.70
                                                      -----------
Options outstanding at December 31, 1993                7,766,740      15.83
 Granted                                                1,449,800      22.98
 Exercised                                               (839,124)     14.31
 Cancelled (1)                                           (205,728)     19.59
                                                      -----------
Options outstanding at December 31, 1994                8,171,688      17.18
                                                      ===========

(1) Includes stock options which ceased to be exercisable due to the exercise of related SARs during 1994 and 1992 (at average exercise prices indicated) with respect to 28,852 shares ($13.60) and 269,780 shares ($11.71), respectively. Stock appreciation rights expense, equivalent to the difference between the option price and the average market price of Dial's stock on the date a right is exercised
    (included in the Statement of Consolidated Income under the caption
    "Unallocated corporate expense and other items, net"), totaled
    $240,000 and $2,293,000 in 1994 and 1992, respectively. There were no SARs exercised in 1993.
(2) Net of options surrendered by employees of Dial who became employees of GFC Financial after the Distribution.
(3) Includes options cancelled upon disposition of Transportation
    Manufacturing and Service Parts Group.

At December 31, 1994, stock options with respect to 6,004,118 shares are exercisable at an average price of $15.49 per share.

Performance-based stock awards (184,100 and 151,800 shares awarded in 1994 and 1993, respectively) vest over a three-year period from the date of grant. The stock awarded vests only if performance targets relative to the S & P 500 stock index and Dial's proxy comparator group are achieved. Restricted stock awards (266,352 shares awarded in 1994) vest over periods not exceeding five years from the date of grant. There were no restricted stock awards in 1993 and 1992. However, 170,322 shares of restricted stock were allocated to employees of Dial in 1992 to compensate for the effect of the Distribution. A holder of the performance-based and restricted stock has the right to receive dividends and vote the shares but may not sell, assign, transfer, pledge or otherwise encumber the stock.

L. INCOME TAXES
Deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at December 31 related to the following:

(000 omitted)                                                1994            1993
                                                      -----------     -----------
Property and equipment                              $     (62,209)  $     (55,954)
Pension and other employee benefits                       108,736         111,797
Provisions for losses                                      53,287          51,872
Amortization of intangibles                                 4,016           4,114
Unrealized loss on securities
 available for sale                                        13,415
Advertising and promotion costs
 capitalized for tax                                       11,423          14,729
Foreign loss carryforward                                   2,973           3,551
Deferred state income taxes                                 8,529          11,405
Other deferred income tax assets                           39,538          33,460
Other deferred income tax liabilities                     (27,404)        (20,505)
                                                      -----------     -----------
                                                          152,304         154,469
Foreign deferred tax liabilities included above            17,000          16,000
                                                      -----------     -----------
United States deferred tax assets                   $     169,304   $     170,469
                                                      ===========     ===========

The consolidated provision for income taxes on income from continuing operations for the years ended December 31 consisted of the following:

(000 omitted)                               1994             1993            1992
                                     -----------      -----------     -----------
Current:
 United States:
   Federal                         $      48,550    $      13,730   $      13,644
   State                                   8,000            7,855           8,289
 Foreign                                   5,443            3,848           5,135
                                     -----------      -----------     -----------
                                          61,993           25,433          27,068
                                     -----------      -----------     -----------
Deferred:
 United States                            17,179           33,271          16,997
 Foreign                                   2,212            2,672           1,918
                                     -----------      -----------     -----------
                                          19,391           35,943          18,915
                                     -----------      -----------     -----------
Provision for income taxes         $      81,384    $      61,376   $      45,983
                                     ===========      ===========     ===========

Income taxes paid in 1994, 1993 and 1992 amounted to $62,127,000, $12,206,000 and $35,160,000, respectively.

Certain tax benefits related primarily to stock options and dividends paid to the ESOP are credited to common stock and other equity and amounted to $1,939,000, $1,913,000 and $5,382,000 in
1994, 1993 and 1992, respectively.

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

A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended December 31 is as follows:

(000 omitted)                               1994             1993            1992
                                     -----------      -----------     -----------
Computed income taxes
 at statutory federal income
 tax rate of 35% (1994 and 1993)
 and 34% (1992)                    $      77,593    $      60,077   $      40,914
Nondeductible
 goodwill amortization                     4,094            3,122           3,140
Minority interests                         1,187            1,266             957
State income taxes                         6,191            4,328           5,231
Tax-exempt income                         (5,133)          (2,579)           (379)
Restructuring and other charges                                            (1,649)
Adjustment of deferred tax
 assets at January 1, 1993 for
 enacted change in tax rate                                (4,386)
Other, net                                (2,548)            (452)         (2,231)
                                     -----------      -----------     -----------
Provision for income taxes         $      81,384    $      61,376   $      45,983
                                     ===========      ===========     ===========

United States and foreign income before income taxes from continuing operations for the years ended December 31 was as follows:

(000 omitted)                               1994             1993            1992
                                     -----------      -----------     -----------
United States                      $     198,836    $     155,346   $     101,214
Foreign                                   22,859           16,303          19,120
                                     -----------      -----------     -----------
Income before income taxes         $     221,695    $     171,649   $     120,334
                                     ===========      ===========     ===========

M. PENSION AND OTHER BENEFITS
Pension Benefits. Net periodic pension cost for the years ended
December 31 included the following components:

                                      United States                                   Foreign
                         --------------------------------------       -------------------------------------
(000 omitted)                 1994          1993           1992           1994          1993           1992
                       -----------   -----------    -----------     ----------    ----------     ----------
Service cost
 benefits
 earned during
 the period           $     11,632   $     9,560    $     9,238   $      2,052   $     2,097    $     2,343
Interest cost on
 projected benefit
 obligation                 20,434        19,323         17,647          6,147         6,106          6,238
Actual return on
 plan assets                (1,388)      (20,405)       (19,675)        (6,849)       (6,390)        (6,453)
Net amortization
 and deferral              (18,708)        4,415          4,869             97           122            205
Other items,
 primarily defined
 contribution
 and multiemployer
 plans                       8,601         8,706          7,372          1,830         1,503          2,550
                        ----------    ----------    -----------     ----------    ----------     ----------
Net pension cost      $     20,571   $    21,599    $    19,451   $      3,277   $     3,438    $     4,883
                        ==========    ==========    ===========     ==========    ==========     ==========

Weighted average assumptions used were:

                                   United States                                     Foreign
                         --------------------------------------       -------------------------------------
December 31,                  1994          1993           1992           1994          1993           1992
                       -----------   -----------    -----------     ----------    ----------     ----------
Discount rate
 for obligation               8.5%         7.75%           9.0%           9.0%          9.0%           9.0%
Rate of increase
 in compensation levels       5.0%          5.0%           6.0%           7.0%          7.0%       7.0-8.0%
Long-term rate of
return on assets              9.5%          9.5%           9.5%           9.0%          9.0%           9.0%


The following table indicates the plans' funded status and amounts recognized in Dial's consolidated balance sheet at December 31:

                                                United States                               Foreign
                           ---------------------------------------------------     ------------------------
                                                           Underfunded and
                             Overfunded Plans               Unfunded Plans              Overfunded Plans
                        ------------------------      ------------------------     ------------------------
(000 omitted)                 1994          1993           1994           1993          1994           1993
                       -----------   -----------    -----------     ----------    ----------     ----------
Actuarial present
 value of benefit
 obligations:
   Vested benefit
    obligation        $    127,574   $   124,833    $    79,029   $     80,767   $    50,156    $    49,007
                      ===========     ==========     ==========     ==========    ==========     ==========
 Accumulated
   benefit
   obligation         $    138,803   $   136,544    $    83,990   $     85,700   $    52,424    $    50,900
                      ===========     ==========     ==========     ==========    ==========     ==========
 Projected benefit
   obligation         $    172,148   $   175,389    $    90,153   $     91,658   $    67,610    $    69,174
Market value of plan
 assets, primarily
 equity and fixed
 income securities         171,334       177,902         58,014         60,837        79,968         70,684
                      -----------     ----------     ----------     ----------    ----------     ----------
Plan assets over
 (under) projected
 benefit obligation           (814)        2,513        (32,139)       (30,821)       12,358          1,510
Unrecognized
 transition (asset)
 obligation                 (5,820)       (6,609)         4,374          4,987        (4,294)        (5,073)
Unrecognized prior
 service cost
 (reduction)                  (601)        1,448          7,670          7,799         6,512          7,296
Unrecognized net
 (gain) loss                11,520        13,861          6,123          6,951        (3,422)         4,674
Additional minimum
 liability                                              (13,010)       (14,451)
                      -----------     ----------     ----------     ----------    ----------     ----------
Prepaid (accrued)
 pension cost         $      4,285   $    11,213    $   (26,982)  $    (25,535)  $    11,154    $     8,407
                      ===========     ==========     ==========     ==========    ==========     ==========

/TABLE

Dial recorded an additional minimum liability for pensions of $13,010,000, an intangible asset of $6,084,000, a deferred tax asset of $2,424,000 and a reduction of retained income of $4,502,000 at December 31, 1994; and, an additional minimum liability for pensions of $14,451,000, an intangible asset of $8,587,000, a deferred tax asset of $2,053,000 and a reduction of retained income of $3,811,000 at December 31, 1993. There are restrictions on the use of excess pension plan assets in the event of a defined change in control of Dial.

Postretirement Benefits Other Than Pensions. Dial and its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, Dial retained the obligations for such benefits for eligible retirees of Greyhound
Lines, Inc. (sold in 1987) and Armour and Company (sold in 1983).

Effective January 1, 1992, Dial and its U.S. subsidiaries adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB") which requires that estimated OPEB benefits be accrued during the years the employees provide services. Dial elected to recognize the accumulated postretirement benefit obligation as a one-time charge to income. The accumulated postretirement benefit obligation recognized was the aggregate amount that would have been accrued for OPEB benefits in the years prior to adoption of SFAS No. 106 had the new standard been in effect for those years. The adoption of SFAS No. 106 has no cash impact because the plans are not funded and the pattern of benefit payments did not change. Dial expects to adopt SFAS No. 106 for its foreign subsidiaries in 1995, and anticipates that the effect of such adoption will not be material to the consolidated financial statements.

The status of the plans as of December 31, was as follows:

(000 omitted)                                                1994            1993
                                                      -----------     -----------
Accumulated postretirement benefit obligation:
 Retirees                                           $     199,609   $     221,847
 Fully eligible active plan participants                   22,245          25,107
 Other active plan participants                            50,343          54,369
                                                      -----------     -----------
Accumulated postretirement benefit obligation             272,197         301,323
Unrecognized prior service (cost) reduction                   (43)            133
Unrecognized net gain (loss)                               18,750         (17,634)
                                                      -----------     -----------
Accrued postretirement benefit cost                 $     290,904   $     283,822
                                                      ===========     ===========
Discount rate for obligation                                 8.5%           7.75%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13.5% in 1994 and 14.5% in 1993 gradually declining to 5.5% by the year 2002 and remaining at that level thereafter for retirees below age 65, and 10% in 1994 and 11% in 1993 gradually declining to 5.5% by the year 2002 and remaining at that level thereafter for retirees above age 65.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately 10% and the ongoing annual expense by approximately
13%.

The net periodic postretirement benefit cost for the years ended
December 31 includes the following components:

(000 omitted)                               1994             1993            1992
                                     -----------      -----------     -----------
Service cost--benefits
 attributed to service
 during the period                 $       5,416    $       4,233   $       4,624
Interest cost on the accumulated
 postretirement benefit
 obligation                               21,537           23,413          23,658
Net amortization and deferral                  3              (10)
                                     -----------      -----------     -----------
Net periodic postretirement
 benefit cost (1)                  $      26,956    $      27,636   $      28,282
                                     ===========      ===========     ===========
Curtailment gains due to
 termination of certain
 benefits                          $        (500)   $      (5,475)
                                     ===========      ===========
(1) Includes benefit costs applicable to retirees of sold businesses, which are classified in the Statement of Consolidated Income under the caption, "Unallocated corporate expense and other items, net,"
    totaling $12,800,000, $15,000,000 and $14,700,000 for 1994, 1993 and
    1992, respectively.

N. LEASES
Certain retail facilities, plants, offices and equipment are leased. The leases expire in periods ranging generally from one to 27 years and some provide for renewal options ranging from one to 37 years. Leases which expire are generally renewed or replaced by similar leases.

At December 31, 1994, Dial's future minimum rental payments and related sublease rentals receivable with respect to noncancellable operating leases with terms in excess of one year were as follows:

                                                                          Rentals
                                                                       Receivable
                                                           Rental           Under
(000 omitted)                                            Payments       Subleases
                                                      -----------     -----------
1995                                                $      62,442   $       3,402
1996                                                       47,716           3,319
1997                                                       36,331           3,025
1998                                                       31,547           1,809
1999                                                       26,422           1,243
Thereafter                                                182,461             847
                                                      -----------     -----------
Total                                               $     386,919   $      13,645
                                                      ===========     ===========

Excluding the cruise ships discussed below, at the end of the lease terms Dial has options to purchase certain leased assets for an aggregate purchase price of $26,100,000. If the purchase options are not exercised, Dial will make residual guarantee payments aggregating $18,500,000 which are refundable to the extent that the lessors' subsequent sales prices exceed certain levels.

As discussed in Note B of Notes to Consolidated Financial Statements, in February 1995 Dial purchased a cruise ship previously under a lease agreement and has entered into a four-year charter arrangement to lease the ship to a European operator. In addition, in April 1994 Dial notified the lessor of its intention to purchase Dial's other leased cruise ship when the current lease agreement expires in October 1995. The table above includes $10,200,000 of rental payments due in 1995 related to these cruise ships.

Information regarding net operating lease rentals for the years ended December 31 is as follows:

(000 omitted)                               1994             1993            1992
                                     -----------      -----------     -----------
Minimum rentals                    $     104,113    $     113,324   $     143,863
Contingent rentals                         7,463            4,297          12,530
Sublease rentals                          (2,010)         (23,204)        (43,630)
                                     -----------      -----------     -----------
Total rentals, net (1)             $     109,566    $      94,417   $     112,763
                                     ===========      ===========     ===========

(1) Includes rentals of $10,800,000, $9,200,000 and $10,300,000 for 1994,
    1993 and 1992, respectively, for the two cruise ships being purchased in 1995. Also includes net rentals of $7,700,000 and $9,419,000, for 1993 and 1992, respectively, for Dial's corporate headquarters building which was leased from a joint venture up to December 1993, when Dial acquired the remaining interest in the joint venture.

Contingent rentals on operating leases are based primarily on sales and revenues for buildings and leasehold improvements and usage for other equipment.

Dial is a 50% partner in an unconsolidated joint venture which owns a resort and conference hotel in Oakbrook, Illinois. Dial has leased the hotel through September 1, 2002, and the future rental payments are included in the table of future minimum rental payments. In addition, Dial and a third party have agreed to lend the joint venture $10,000,000 and $5,000,000, respectively, at 8 3/4% on July 1, 1997 to be secured by a second mortgage on the property to prepay $15,000,000 of the joint venture's nonrecourse first mortgage obligation. If the joint venture is unable to repay or refinance the first mortgage note, Dial has an option to purchase the note from the lender on September 30, 2002, its due date, at its then unpaid principal amount which is expected to be approximately $24,650,000. If the purchase option is not exercised, Dial will make residual guarantee payments equal to the greater of $5,000,000 or 150% of any shortfall in fair market value of the hotel compared to the unpaid principal amount of the note on such date. Dial accounts for its interest in the joint venture using the equity method.

O. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Instruments with Off-Balance-Sheet Risk. Dial is a party to financial instruments with off-balance-sheet risk which are entered into in the normal course of business to meet its financing needs and to manage its exposure to fluctuations in interest rates and foreign exchange rates. These financial instruments include revolving sale of receivable agreements, interest rate swap agreements and foreign exchange forward contracts. The instruments involve, to a varying degree, elements of credit, market, interest rate and exchange rate risk in addition to amounts recognized in the financial statements. Dial does not hold or issue financial instruments for trading purposes.

At December 31, 1994, Dial has agreements to sell undivided participating interests in a defined pool of trade accounts receivable from customers of Dial's consumer products and airline catering and services subsidiaries in an amount not to exceed $115,000,000 (increased to $140,000,000 in February 1995) as a means of accelerating cash flow. As collections reduce accounts receivable included in the pool, Dial sells participating interests in new receivables, providing a stable level of purchased accounts. Dial's expense of selling receivables amounted to approximately $4,900,000, $4,000,000 and $3,800,000 in 1994, 1993 and 1992, respectively. Such amounts are deducted in arriving at operating income. Under the terms of the agreement Dial has retained substantially the same risk of credit loss as if the receivables had not been sold as Dial is obligated to repurchase uncollectible receivables sold and replace those receivables with new accounts receivable. The agreements to sell accounts receivable, which were fully utilized at December 31, 1994 and December 31, 1993, mature in February of each year, but are expected to be extended annually by mutual agreement. They are currently extended to February 1996. The average balance of proceeds from the sale of accounts receivable was $101,700,000, $103,700,000 and $91,200,000 during 1994, 1993 and 1992, respectively.

Dial enters into interest rate swap agreements as a means of managing its interest rate expense. The agreements are contracts to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the interest rate swap agreements are accrued consistent with the terms of the agreements and market interest rates. Dial maintains formal procedures for entering into interest rate swap transactions and management regularly monitors and reports to the Board of Directors on interest rate swap activity. The agreements are with major financial institutions which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Dial continuously monitors the credit ratings of the counterparties and the likelihood of default is considered remote.

The following table indicates the types of swaps used and their weighted average interest rates in effect at December 31. The floating rate portion of the interest rate swaps is based on LIBOR. Changes in the LIBOR interest rates could significantly affect the floating rate information and future cash flows.

                                                             1994            1993
                                                      -----------     -----------
Pay-fixed swaps: (1)
 Notional amount (000 omitted)                      $     205,000   $     140,000
 Average pay rate                                            8.7%            9.3%
 Average receive rate                                        6.0%            3.4%

Receive-fixed swaps: (1)
 Notional amount (000 omitted)                      $     295,000   $     250,000
 Average pay rate                                            6.1%            3.4%
 Average receive rate                                        5.4%            5.6%

(1) The pay-fixed swap agreements expire as follows: $100,000,000 (1995), $65,000,000 (1997) and $40,000,000 (1998). The receive-fixed swap agreements expire as follows: $50,000,000 (1995), $15,000,000 (1997),
    $30,000,000 (2002) and $200,000,000 (2003).

Dial has also entered into certain interest rate swap agreements in which Dial agreed to pay a fixed rate which exceeded the current market interest rate for identical instruments. The discounted present value of this rate "premium" was paid to Dial in cash at inception of the agreements. Dial has been amortizing these cash proceeds over the term of the swaps. Dial entered into such agreements to provide for an alternative cash source and for income tax planning purposes. In every case, Dial simultaneously entered into an exactly paired (with identical notional amount and term) agreement in which it agreed to receive a fixed rate. The result in each case was a pair of offsetting swaps which fixed, at a market discount rate, the future net payments to be made by Dial. The use of these paired swaps has not created any unusual risk to Dial.

At December 31, 1994, Dial had $267,600,000 notional amount of such paired interest rate swap agreements which fixed the future net payments owed by Dial against the cash proceeds received by Dial when the swap agreements were entered, at discount rates ranging from 7.1% to 10.2% over the original terms of the paired agreements which expire as follows: $67,600,000 (1995), and $200,000,000 (1996). The terms of certain of these agreements have been extended which will result in additional pay-fixed swaps of $67,600,000 commencing in 1995 and $100,000,000 commencing in 1996, all of which will expire in 2000. These swaps will have a weighted average pay rate of 8.6% and a weighted average receive rate, based on LIBOR at December 31, 1994, of 7.0%.

Cash consideration received on the paired swaps is amortized as an offset to expense from net swap payments over the life of the related swap. Net expense related to these paired swaps of $7,500,000, $6,700,000 and $11,500,000 for 1994, 1993 and 1992,
respectively, is included in the Statement of Consolidated Income under the caption, "Unallocated corporate expense and other items, net." The unamortized balance of the cash consideration received on the paired swaps ($22,300,000 and $35,200,000 at December 31, 1994 and 1993, respectively) is included in the Consolidated Balance Sheet under the caption, "Other deferred items and insurance reserves."

Dial also enters into foreign exchange forward contracts to hedge identifiable foreign currency commitments including intercompany transactions with Dial's foreign subsidiaries. These contracts are purchased to reduce the impact of foreign currency fluctuations on operating results. Dial does not engage in foreign currency speculation. While the hedging instruments are subject to the risk of loss from changes in exchange rates, these losses would generally be offset by gains on the exposures being hedged. Gains and losses on those hedging instruments that are designated and effective as hedges of firmly committed foreign currency transactions are deferred and recognized in income in the same period as the hedged transaction. Dial's theoretical risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the other party. Management believes the risk of incurring such losses is remote as the contracts are entered into with major financial institutions.

The table below summarizes by major currency the contractual amounts (stated in U.S. dollar equivalent) to purchase foreign currencies at December 31, 1994. The contracts mature through January 1996, with 40% of such contracts expiring in January 1995. Contracts to sell foreign currencies are not material.

(000 omitted)

Canadian dollar                                     $      29,096
Austrian schilling                                         17,943
British pound                                              16,349
Italian lira                                               14,923
French franc                                               12,361
Other                                                       3,621
                                                      -----------
                                                    $      94,293
                                                      ===========

Fair Value of Financial Instruments. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by Dial using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that Dial could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair values due to the short-term maturities of these instruments. The amortized cost and fair value of investments in debt and equity securities are disclosed in Note F of Notes to Consolidated Financial Statements. The carrying amounts and estimated fair values of Dial's other financial instruments at December 31 are as follows:

                                           1994                      1993
                                  ---------------------     ---------------------
                                  Carrying         Fair     Carrying         Fair
(000 omitted)                       Amount        Value       Amount        Value
                                 ---------    ---------    ---------    ---------
Total debt                      $ (745,479)  $ (716,631)  $ (635,892)  $(654,971)
Interest rate swaps (1)            (24,561)     (63,392)     (37,780)     (71,362)
Foreign exchange
 forward contracts                      --       (1,094)          --       (1,436)

(1) Carrying amount represents accrued interest and the unamortized cash proceeds related to certain interest rate swap agreements.

The methods and assumptions used to estimate the fair values of the financial instruments are summarized as follows:

Debt--The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of short-term bank loans, commercial paper and promissory notes were assumed to approximate fair values due to their short-term maturities.

Interest rate swaps--The fair values were estimated by discounting the expected cash flows using rates currently available for interest rate swaps of similar terms and maturities. The fair value represents the estimated amount that Dial would pay to the dealer to terminate the swap agreement at December 31, 1994.

Foreign exchange forward contracts--The fair value is estimated using quoted exchange rates of these or similar instruments.

P. LITIGATION AND CLAIMS
Dial and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against Dial. Although the amount of liability at December 31, 1994, with respect to these matters is not ascertainable, Dial believes that any resulting liability should not materially affect Dial's financial position or results of operations.

Dial is subject to various environmental laws and regulations of the United States as well as of the states in whose jurisdictions Dial operates. As is the case with many companies, Dial faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Dial is a party to certain environmental disputes, Dial believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of any potential insurance recovery, should not have a material adverse effect on Dial's financial position or results of operations.

Q. PRINCIPAL BUSINESS SEGMENTS
For 1994, Dial's principal business segments have been reclassified to include airplane fueling and ground handling activities along with airline catering as the Airline Catering and Services segment, in recognition of recent industry developments and the fact that all of Dial's airline related activities are now being jointly managed. The airplane fueling and ground handling operations were previously part of the Travel and Leisure and Payment Services segment, which now includes other foodservice operations, previously classified with airline catering as the Airline Catering and Other Food Services segment. Prior year data have been restated to reflect this change. The business activities included in each segment are set forth elsewhere in this Annual Report.

Operating income by segment represents revenues less costs of sales and services. Unallocated corporate and other items, net, are then deducted from total operating income of principal business segments to arrive at total operating income.

Year ended December 31, (000 omitted)
                                         1994             1993            1992            1991            1990
                                  -----------      -----------     -----------     -----------     -----------
Revenues:
 Consumer Products              $   1,511,362   $    1,420,173   $   1,275,447   $   1,196,499   $   1,122,726
                                  -----------      -----------     -----------     -----------     -----------
 Services:
   Airline Catering
    and Services                      763,658          502,775         527,832         492,151         481,081
   Convention Services                522,683          356,267         238,694         212,828         208,408
   Travel and Leisure
    and Payment Services (1)          749,144          721,127         832,115         926,371       1,039,320
                                  -----------      -----------     -----------     -----------     -----------
    Total Services (1)              2,035,485        1,580,169       1,598,641       1,631,350       1,728,809
                                  -----------      -----------     -----------     -----------     -----------
                                $   3,546,847   $    3,000,342   $   2,874,088   $   2,827,849   $   2,851,535
                                  ===========      ===========     ===========     ===========     ===========

Operating Income: (3)
 Consumer Products              $     160,008   $      139,213   $     118,616   $     110,605   $      96,554
                                  -----------      -----------     -----------     -----------     -----------
 Services:
   Airline Catering
    and Services                       61,533           41,385          40,783          34,444          27,663
   Convention Services                 50,614           27,849          20,281          16,795          18,786
   Travel and Leisure
    and Payment Services (1)           58,065           66,846          43,036          34,434          96,706
                                  -----------      -----------     -----------     -----------     -----------
    Total Services (1)                170,212          136,080         104,100          85,673         143,155
                                  -----------      -----------     -----------     -----------     -----------
 Total principal
   business segments                  330,220          275,293         222,716         196,278         239,709
   Unallocated corporate
    expense and other items,
    net (2)                           (43,938)         (42,734)        (36,198)        (60,412)        (41,568)
                                  -----------      -----------     -----------     -----------     -----------
                                $     286,282   $      232,559   $     186,518   $     135,866   $     198,141
                                  ===========      ===========     ===========     ===========     ===========

(1) Dial's payment services subsidiary is investing increasing amounts in tax exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $7,897,000,
    $3,967,000 and $982,000, for 1994, 1993 and 1992, respectively.
(2) Expenses related to certain interest rate swap agreements have been reclassified to interest expense from unallocated corporate expense and other items, net. As a result, interest expense was increased and unallocated corporate expense was reduced by $5,983,000, $7,327,000, $7,321,000,
    $3,175,000 and $348,000 for 1994, 1993, 1992, 1991 and 1990, respectively.
(3) After deducting restructuring and other charges of $30,000,000 and $40,000,000 for Travel and
    Leisure and Payment Services in 1992 and 1991, respectively, and $24,000,000 charged to unallocated corporate expense in 1991. Also after deducting a total of $14,400,000 comprised of $6,800,000,
    $965,000, $749,000, $1,486,000 and $4,400,000 in 1992 for Consumer Products, Airline Catering and
    Services, Convention Services, Travel and Leisure and Payment Services and Unallocated corporate expense, respectively, for increased ongoing expense following the adoption of SFAS No. 106 effective as of January 1, 1992. Years prior to 1992 do not include such expenses.

                                                                 Services
                                             -------------------------------------------------
                                                Airline                Travel and
                                               Catering               Leisure and
                                  Consumer          and   Convention      Payment        Total
(000 omitted)                     Products     Services     Services     Services     Services     Corporate        Total
                                ----------   ----------   ----------   ----------   ----------    ----------   ----------
1994:
   Assets at year end:
     Before intangibles and
      restricted assets        $   550,013  $   231,417  $   127,191  $   383,646  $   742,254  $    296,317 $  1,588,584
     Assets restricted
      for payment
      service obligations                                               1,371,877    1,371,877                  1,371,877
     Intangibles                   337,360      291,337      112,870       74,102      478,309         4,766      820,435
                                ----------   ----------   ----------   ----------   ----------    ----------   ----------
                               $   887,373  $   522,754  $   240,061  $ 1,829,625  $ 2,592,440  $    301,083 $  3,780,896
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========
   Capital expenditures        $    37,471  $    22,214  $    11,415  $    34,613  $    68,242  $      2,879 $    108,592
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========
   Depreciation and
     amortization:
     Depreciation              $    29,192  $    20,125  $     8,370  $    27,878  $    56,373  $      4,982 $     90,547
     Amortization of
      intangibles                    5,718        8,362        2,748        2,486       13,596                     19,314
                                ----------   ----------   ----------   ----------   ----------    ----------   ----------
                               $    34,910  $    28,487  $    11,118  $    30,364  $    69,969  $      4,982 $    109,861
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========

1993:
   Assets at year end:
     Before intangibles and
      restricted assets        $   513,293  $   143,085  $   118,467  $   359,828  $   621,380  $    306,851 $  1,441,524
     Assets restricted
      for payment
      service obligations                                               1,109,751    1,109,751                  1,109,751
     Intangibles                   340,713      240,684       79,928       62,338      382,950         6,150      729,813
                                ----------   ----------   ----------   ----------   ----------    ----------   ----------
                               $   854,006  $   383,769  $   198,395  $ 1,531,917  $ 2,114,081  $    313,001 $  3,281,088
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========
   Capital expenditures        $    40,605  $    16,125  $    11,838  $    44,419  $    72,382  $      1,637 $    114,624
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========
   Depreciation and
     amortization:
     Depreciation              $    28,071  $    14,222  $     8,181  $    28,241  $    50,644  $      3,785 $     82,500
     Amortization of
      intangibles                    5,512        7,041          743        4,364       12,148                     17,660
                                ----------   ----------   ----------   ----------   ----------    ----------   ----------
                               $    33,583  $    21,263  $     8,924  $    32,605  $    62,792  $      3,785 $    100,160
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========

1992:
   Assets at year end:
     Before intangibles,
      restricted assets
      and discontinued
      operations               $   413,224  $   141,508  $    58,639  $   354,666  $   554,813  $    312,210 $  1,280,247
     Assets restricted
      for payment
      service obligations                                               1,029,180    1,029,180                  1,029,180
     Investment in
      discontinued
      operations                                                                                     248,664      248,664
     Intangibles                   265,163      247,563       15,076       66,470      329,109         4,635      598,907
                                ----------   ----------   ----------   ----------   ----------    ----------   ----------
                               $   678,387  $   389,071  $    73,715  $ 1,450,316  $ 1,913,102  $    565,509 $  3,156,998
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========
   Capital expenditures        $    45,508  $    14,509  $     7,336  $    41,024  $    62,869  $        754 $    109,131
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========
   Depreciation and
     amortization:
     Depreciation              $    25,036  $    14,069  $     4,466  $    34,830  $    53,365  $      4,189 $     82,590
     Amortization of
      intangibles                    6,506        7,004          241        4,594       11,839                     18,345
                                ----------   ----------   ----------   ----------   ----------    ----------   ----------
                               $    31,542  $    21,073  $     4,707  $    39,424  $    65,204  $      4,189 $    100,935
                                ==========   ==========   ==========   ==========   ==========    ==========   ==========

R. CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

                                  First Quarter         Second Quarter        Third Quarter          Fourth Quarter
                            ---------------------    -------------------   -------------------    -------------------
(000 omitted)                    1994        1993       1994        1993       1994       1993        1994       1993
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
Revenues:
   Consumer Products       $  330,340  $  293,183 $  408,115  $  385,140 $  363,399  $ 345,260  $  409,508  $ 396,590
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
   Services:
     Airline Catering
      and Services            151,463     126,823    202,225     124,781    211,486    127,696     198,484    123,475
     Convention
      Services                127,671      68,112    135,736      81,583    124,097     89,944     135,179    116,628
     Travel and Leisure
      and Payment
      Services                175,428     149,938    185,872     182,491    213,541    207,501     174,303    181,197
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
      Total Services          454,562     344,873    523,833     388,855    549,124    425,141     507,966    421,300
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
                           $  784,902  $  638,056 $  931,948  $  773,995 $  912,523  $ 770,401  $  917,474  $ 817,890
                            =========   =========  =========   =========  =========  =========   =========  =========

Operating Income:
   Consumer Products       $   30,152  $   25,659 $   49,978  $   43,443 $   40,427  $  35,442  $   39,451  $  34,669
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
   Services:
     Airline Catering
      and Services              8,421       7,856     16,540      11,565     19,947     11,918      16,625     10,046
     Convention
      Services                 12,392       5,988     14,957       7,419     11,539      4,972      11,726      9,470
     Travel and Leisure
      and Payment
      Services                  1,974       3,465     13,804      17,032     29,573     31,041      12,714     15,308
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
      Total Services           22,787      17,309     45,301      36,016     61,059     47,931      41,065     34,824
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
   Total principal
     business segments         52,939      42,968     95,279      79,459    101,486     83,373      80,516     69,493
   Unallocated
     corporate expense
     and other items,
     net (1)                  (10,748)    (10,549)   (10,552)    (11,075)   (11,348)   (10,775)    (11,290)   (10,335)
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
                           $   42,191  $   32,419 $   84,727  $   68,384 $   90,138  $  72,598  $   69,226  $  59,158
                            =========   =========  =========   =========  =========  =========   =========  =========

Income (Loss):
   Continuing
     operations            $   17,210  $  11,159  $   43,393  $   33,379 $   45,428  $  37,184  $   34,280  $  28,551
   Discontinued
     operations (2)                         3,472                  6,294                22,354
   Extraordinary charge                                                                (21,908)
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
Net income                 $   17,210  $   14,631 $   43,393  $   39,673 $   45,428  $  37,630  $   34,280  $  28,551
                            =========   =========  =========   =========  =========  =========   =========  =========
Income (Loss) per
   Common Share
   (dollars):
     Continuing
      operations           $     0.20  $     0.13 $     0.50  $     0.38 $     0.52  $    0.44  $     0.39  $    0.33
     Discontinued
      operations (2)                         0.04                   0.08                  0.26
     Extraordinary
      charge                                                                             (0.26)
                            ---------   ---------  ---------   ---------  ---------  ---------   ---------  ---------
Net income per
   common share            $     0.20  $     0.17 $     0.50  $     0.46 $     0.52  $    0.44  $     0.39  $    0.33
                            =========   =========  =========   =========  =========  =========   =========  =========

(1)  Expenses related to certain interest rate swap agreements have been reclassified to interest expense from unallocated corporate expense and other items, net. As a result, interest expense was increased and unallocated corporate expense was reduced by $1,838,000, $1,711,000, $1,493,000 and $941,000 for the
     1994 first, second, third and fourth quarters, respectively, and by $1,931,000, $1,907,000, $1,626,000 and $1,863,000 for the 1993 first, second, third and fourth quarters, respectively.
(2)  The third quarter of 1993 includes income from operations of the Transportation Manufacturing and
     Service Parts Group of $427,000, less than $0.01 per share, and a gain of $40,151,000, or $0.47 per share, attributable to the sale of the Transportation Manufacturing and Service Parts Group, and is
     after deducting $18,224,000, or $0.21 per share, for provisions related to previously discontinued
     businesses.

                                 EXHIBIT INDEX

3.A Copy of Restated Certificate of Incorporation of Dial, as amended through March 3, 1992, filed as Exhibit (3)(A) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

3.B Copy of Bylaws of Dial, as amended through February 21, 1992, filed as Exhibit (3)(B) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

4.A Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

4.B Copy of Amended and Restated Credit Agreement dated as of December 15, 1993, among Dial, the Banks parties thereto, Bank of America National Trust and Savings Association as Agent and Reporting Agent and Citibank, N.A. as Agent and Funding Agent, filed as
            Exhibit 4.B to Dial's 1993 Form 10-K, is hereby incorporated by reference.

4.B1 Copy of First Amendment to Amended and Restated Credit Agreement dated as of September 23, 1994.*

10.A Copy of Employment Agreement between Dial and John W. Teets dated April 14, 1987, filed as Exhibit (10)(A) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.B Sample forms of Contingent Agreements relating to funding of Supplemental Executive Pensions, filed as Exhibit (10)(T) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.C Copy of Dial's Supplemental Pension Plan, amended and restated as of January 1, 1987, filed as Exhibit (10)(F) to Dial's 1986 Form 10-K, is hereby incorporated by reference.+

10.C1       Copy of amendment dated February 21, 1991, to Dial's
            Supplemental Pension Plan, filed as Exhibit (10)(G)(i) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.D Copy of Dial's Deferred Compensation Plan for Directors, adopted November 20, 1980, as amended through February 21, 1991, filed as Exhibit (10)(H) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.E Copy of The Dial Corp Management Incentive Plan, filed as Exhibit 10.E to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.F1 Copy of form of Executive Severance Agreement between Dial and three executive officers, filed as Exhibit (10)(G)(i) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.F2 Copy of forms of The Dial Corp Executive Severance Plans covering certain executive officers, filed as Exhibit
            (10)(G)(ii) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.G Copy of Travelers Express Company, Inc. Supplemental Pension Plan, filed as Exhibit (10)(L) to Dial's 1984 Form 10-K, is hereby incorporated by reference.+

10.H1 Copy of Dial's 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Dial's Registration Statement on Form S-8 (Registration No. 33-23713), is hereby incorporated by reference.+

10.H2 Copy of amendment, effective August 1, 1994, to Dial's 1983 Stock Option and Incentive Plan.*+

10.I1 Copy of The Dial Corp 1992 Stock Incentive Plan, filed as Exhibit (10)(J) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.I2 Copy of amendment, effective August 1, 1994, to The Dial Corp 1992 Stock Incentive Plan.*+

10.J Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Dial's 1985 Form 10-K, is hereby incorporated by reference.+

10.K Copy of Dial's Director's Retirement Benefit Plan, filed as Exhibit (10)(R) to Dial's 1988 Form 10-K, is hereby incorporated by reference.+

10.L        Copy of The Dial Corp Performance Unit Incentive Plan,  filed as
            Exhibit 10.L to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.M        Copy of The Dial Corp Supplemental TRIM Plan.*+

10.N Copy of Employment Agreement between GES Exposition Services and Norton Rittmaster dated May 20, 1982, filed as Exhibit (10)(O) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.O Copy of GES Exposition Services' Incentive Compensation Plan, filed as Exhibit (10)(P) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.P        Copy of The Dial Corp Performance-Based Stock Plan, filed as
            Exhibit 10.P to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.Q Copy of The Dial Corp Deferred Compensation Plan, filed as Exhibit 10.Q to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.R Copy of form of The Dial Corp 1983 Stock Option and Incentive Plan Amended and Restated Restricted Stock Agreements dated August 12, 1994, between Dial and six executive officers.*+

10.S Copy of form of The Dial Corp 1992 Stock Incentive Plan Restricted Stock Agreements dated August 12, 1994, between Dial and six executive officers.*+

11          Statement Re Computation of Per Share Earnings.*

21          List of Subsidiaries of Dial.*

23 Consent of Independent Auditors to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their reports contained in or incorporated by reference into this report.*

24          Power of Attorney signed by directors of Dial.*

27          Financial Data Schedule.*

* Filed herewith.

+ Management contract or compensation plan or arrangement.

Note: The 1994 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.