Form 10-Q
period 1995-03-31
DIAL CORP /DE/
filed 1995-05-11
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended March 31, 1995
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

As of April 30, 1995, 92,935,339 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


THE DIAL CORP
CONSOLIDATED BALANCE SHEET

                                                        March 31,       December 31,
(000 omitted)                                              1995             1994
                                                        -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $     13,281     $    33,222
  Receivables, less allowance of
     $20,408 and $20,453                                    218,911         231,388
  Inventories                                               233,132         229,273
  Deferred income taxes                                      38,128          42,517
  Other current assets                                       49,858          48,109
                                                         ----------      ----------
                                                            553,310         584,509
  Funds, agents' receivables and
     current maturities of investments
     restricted for payment service
     obligations, after eliminating
     $80,000 invested in Dial
     commercial paper                                       515,928         659,708
                                                         ----------      ----------
  Total current assets                                    1,069,238       1,244,217
Investments restricted for
 payment service obligations                                739,298         692,818
Property and equipment                                      848,132         813,384
Other investments and assets                                 80,721          83,255
Deferred income taxes                                       124,780         126,787
Intangibles                                                 820,193         820,435
                                                         ----------      ----------
                                                       $  3,682,362     $ 3,780,896
                                                         ==========      ==========

                                                         March 31,     December 31,
(000 omitted, except number of shares)                     1995             1994
                                                         ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                                $        219     $       931
  Accounts payable                                          200,773         243,982
  Accrued compensation                                       55,421          91,992
  Other current liabilities                                 270,672         258,065
  Current portion of long-term debt                          22,827          22,830
                                                         ----------      ----------
                                                            549,912         617,800
  Payment service obligations                             1,332,520       1,438,960
                                                         ----------      ----------
  Total current liabilities                               1,882,432       2,056,760
Long-term debt                                              768,036         721,718
Pension and other benefits                                  319,220         319,519
Other deferred items and insurance reserves                  96,745          96,525
Minority interests                                           24,171          24,691
$4.75 Redeemable preferred stock                              6,592           6,590
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724  shares issued                              145,663         145,663
  Additional capital                                        337,104         308,350
  Retained income                                           401,526         393,233
  Cumulative translation adjustments                        (20,058)        (20,910)
  Unearned employee benefits                               (195,232)       (176,201)
  Unrealized loss on securities
     available for sale                                     (11,800)        (21,742)
  Common stock in treasury, at cost,
     4,231,180 and 4,319,624 shares                         (72,037)        (73,300)
                                                         ----------      ----------
  Total common stock and other equity                       585,166         555,093
                                                         ----------      ----------
                                                       $  3,682,362     $ 3,780,896
                                                         ==========      ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Three months ended March 31,                                           1995           1994
(000 omitted, except per share data)                                 ----------     ----------
Revenues                                                           $    858,197   $    784,902
                                                                     ----------     ----------

Costs and expenses:
  Costs of sales and services                                           794,337        731,963
  Unallocated corporate expense
     and other items, net                                                11,149         10,748
  Interest expense                                                       18,427         14,207
  Minority interests                                                         63           (100)
                                                                     ----------     ----------
                                                                        823,976        756,818
                                                                     ----------     ----------
Income before income taxes                                               34,221         28,084
Income taxes                                                             12,714         10,874
                                                                     ----------     ----------

Net Income                                                         $     21,507   $     17,210
                                                                     ==========     ==========


Net Income Per Common Share                                        $       0.24   $       0.20
                                                                     ==========     ==========

Dividends declared per common share                                $       0.15   $       0.14
                                                                     ==========     ==========
Average outstanding common
  and equivalent shares                                                  87,956         86,036
                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.


THE DIAL CORP
STATEMENT OF RETAINED INCOME


Three months ended March 31,                                           1995           1994
(000 omitted)                                                        ----------     ----------
Balance, beginning of year                                         $    393,233   $    304,481
Net income                                                               21,507         17,210
Dividends on common and preferred shares                                (13,214)       (12,121)
Other                                                                                      208
                                                                     ----------     ----------

Balance, end of period                                             $    401,526   $    309,778
                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED CASH FLOWS


Three months ended March 31,                                           1995           1994
(000 omitted)                                                        ----------     ----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net income                                                         $     21,507   $     17,210
Adjustments to reconcile net income to
  net cash provided by operations:
     Depreciation and amortization                                       29,202         27,176
     Deferred income taxes                                                3,699          3,003
     Other noncash items, net                                             3,957          1,798
     Change in operating assets
      and liabilities:
       Receivables and inventories                                      (17,140)       (54,957)
       Payment service assets and
         obligations, net                                                40,491        109,363
       Accounts payable and accrued
         compensation                                                   (80,105)       (54,779)
       Other assets and liabilities, net                                 11,035         12,901
                                                                     ----------     ----------
Net cash provided by operating activities                                12,646         61,715
                                                                     ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Capital expenditures                                                    (14,571)       (16,997)
Purchase of cruise ship previously leased                               (39,447)
Acquisitions of businesses and
  other assets, net of cash acquired                                     (5,898)      (109,269)
Proceeds from sales of securities available for sale                    111,824        111,092
Purchases of securities available for sale                             (144,140)      (103,076)
Purchases of securities held to maturity                                 (5,029)       (88,345)
Other, net                                                                  197            844
                                                                     ----------     ----------
Net cash used by investing activities                                   (97,064)      (205,751)
                                                                     ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                       15,000         70,000
Payments on long-term borrowings                                            (48)           (32)
Net change in short-term borrowings                                      30,622         81,419
Dividends on common and preferred stock                                 (13,214)       (12,121)
Minority portion of subsidiary's special dividend                                       (9,761)
Proceeds from sale of treasury stock                                      9,039          8,668
Net change in receivables sold                                           25,000
Cash payments on interest rate swaps                                     (1,922)        (3,585)
                                                                     ----------     ----------
Net cash provided by financing activities                                64,477        134,588
                                                                     ----------     ----------

Net decrease in cash
  and cash equivalents                                                  (19,941)        (9,448)
Cash and cash equivalents, beginning of year                             33,222         10,659
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     13,281   $      1,211
                                                                     ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Preparation

This information should be read in conjunction with the financial statements set forth in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1994.

Accounting policies utilized in the preparation of the financial information presented herein are the same as set forth in The Dial Corp's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Dial's financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to prior year's financial statements to conform to 1995 classifications.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligation includes the following debt and equity securities:

                                                         March 31,    December 31,
                                                           1995           1994
(000 omitted)                                          ------------   -----------
Securities available for sale, at
  fair value (amortized cost of
  $497,978 and $468,307)                               $    478,844   $   433,150
Securities held to maturity, at
  amortized cost (fair value of
  $255,977 and $243,156)                                    269,594       264,861
                                                        -----------   -----------
                                                            748,438       698,011
Less current maturities                                      (9,140)       (5,193)
                                                        -----------   -----------
                                                       $    739,298   $   692,818
                                                        ===========   ===========

NOTE C--Debt

At March 31, 1995 and December 31, 1994, Dial classified as long-term debt $306 million and $275 million, respectively, of short-term borrowings supported by unused commitments under long-term revolving credit agreements.

NOTE D--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March
31, is as follows:

                                                        1995            1994
(000 omitted)                                        ------------    ------------
Computed income taxes at statutory
  federal income tax rate of 35%                    $      11,977   $       9,829
Nondeductible goodwill amortization                         1,167           1,028
Minority interests                                             22             (35)
State income taxes                                          1,008           1,775
Tax-exempt income                                          (2,238)           (984)
Adjustment to estimated annual effective rate                              (1,000)
Other, net                                                    778             261
                                                      -----------     -----------
Provision for income taxes                          $      12,714   $      10,874
                                                      ===========     ===========

NOTE E--Supplementary Information--Revenues and Operating Income

                                       Three months ended March 31,
                         -----------------------------------------------------
                                  Revenues                   Operating Income
                         -------------------------     --------------------------
                             1995           1994           1995           1994
(000 omitted)             -----------    -----------    -----------     -----------

  Consumer Products      $    337,862   $    330,340   $     33,802   $      30,152
                          -----------    -----------    -----------     -----------
  Services:
   Airline Catering
     and Services             184,456        151,463         11,026           8,421
   Convention Services        154,397        127,671         15,001          12,392
   Travel and Leisure
     and Payment
     Services (1)             181,482        175,428          4,031           1,974
                          -----------    -----------    -----------     -----------
    Total Services (1)        520,335        454,562         30,058          22,787
                          -----------    -----------    -----------     -----------
  Total principal
    business segments    $    858,197   $    784,902         63,860          52,939
                          ===========    ===========
  Unallocated
    corporate expense
    and other
    items, net                                              (11,149)        (10,748)
                                                        -----------     -----------
                                                       $     52,711   $      42,191
                                                        ===========     ===========


(1) Dial's payment services subsidiary is investing increasing amounts in tax exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $3,443,000 for the 1995 quarter and $1,514,000 for the 1994 quarter, respectively.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results:

There were no material changes in the nature of Dial's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the first paragraph of the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1994.

Comparison of First Quarter of 1995 with First Quarter of 1994:

In the first quarter of 1995, revenues increased 9 percent to $858.2 million from $784.9 million in the 1994 quarter.

Net income was $21.5 million, up 25 percent from 1994's net income of $17.2 million. Net income per share increased 20 percent to $0.24 per share, from 1994's $0.20 per share. There were almost 2 million more average common and equivalent shares outstanding in the 1995 quarter, due primarily to the effects of stock option exercises and other issuances related to employee benefit and dividend reinvestment plans.

Consumer Products
First quarter revenues of the Consumer Products Group increased 2 percent to $337.9 million from the 1994 quarter's $330.3 million, while operating income increased 12 percent to $33.8 million from 1994's $30.2 million. Operating margins improved to 10 percent from 1994's 9.1 percent.

Skin Care division's revenues and operating income increased $15.9 million and $6.2 million, respectively. New packaging and strong sales programs increased volumes of Dial bar and liquid soaps, while introductions of new products helped increase sales. Operating income increased due to the higher sales and lower administrative costs, tempered by higher raw material costs.

Food division's revenues were $5.4 million below those of the 1994 quarter, due to a planned reduction of microwaveable meals and lower volumes of chili and stew. Operating income increased $700,000 from that of last year's quarter. Lower manufacturing and administrative costs more than offset the effects of lower sales and higher trade spending.

Household division's revenues increased $4.2 million from those of 1994's quarter due primarily to the introduction of Dial dish washing detergent and new Renuzit products and strong sales of Renuzit Adjustable products, offset partially by lower sales of Renuzit Electric and cleaning products. Renuzit Electric was introduced during last year's first quarter and benefited from strong promotions which were not repeated this year. Operating income was up $900,000 from that of 1994's quarter due mostly to lower administrative costs and marketing expenses, offset somewhat by higher raw material costs in some areas.

Laundry division's revenues declined $5.4 million from those of 1994's quarter as volume was down due to the high wholesale sales in the fourth quarter of 1994. Consumer purchases remain high. Operating income was down $4.7 million due to the lower sales and higher costs of certain raw materials and marketing and distribution costs.

Although International's sales volumes were up somewhat from those of 1994's first quarter, revenues were down $1.8 million due principally to the 48-percent devaluation of the Mexican peso. Despite the revenue declines, operating income was up $500,000 due to a more profitable sales mix.

Services
Combined Services revenues of $520.3 million were 14 percent
greater than the 1994 quarter's $454.6 million.   This year's
quarter included all of the acquired United Airlines flight kitchens which were acquired during the first half of 1994. Operating income rose 32 percent to $30.1 million, with all operations contributing to the improvement.

  Airline Catering and Services. The first quarter revenues of the Airline Catering and Services group were $184.5 million, 22 percent greater than the 1994 quarter's $151.5 million. This increase was due to having all United flight kitchens acquired during 1994 fully operational this quarter versus only a few during 1994's first quarter. Revenues from seven new aircraft service locations and higher revenues from continuing locations added to the increase. Partially offsetting these was the effect of further airline meal service cutbacks, particularly by Delta and USAir. Operating income of $11.0 million was 31 percent greater than the 1994 quarter's $8.4 million and operating margins improved to 6.0 percent from 1994's 5.6 percent, as newly-acquired flight kitchens were in a start-up mode in 1994.

  Convention Services. Convention Services' first quarter revenues of $154.4 million were 21 percent greater than the 1994 quarter's $127.7 million, and operating income also increased 21 percent, to $15 million from $12.4 million. These increases were due to the favorable seasonal rotation of shows in 1995's quarter, most in Las Vegas, increased per-show revenue, increased exhibit volume, and small acquisitions during the 1995 quarter. Operating margins were unchanged at 9.7 percent.

  Travel and Leisure and Payment Services. Revenues of these companies were $181.5 million for the first quarter of 1995, up 3 percent from 1994's $175.4 million, while operating income doubled to $4 million from 1994's $2 million. Dial's payment services subsidiary continues to invest increasing amounts in tax exempt securities. On a fully taxable equivalent basis, 1995 revenues and operating income would have been $3.4 million, or 5 percent, higher while 1994's revenues and operating income would have been $1.5 million higher.

Canadian transportation companies' revenues increased $1 million for the quarter, due mostly to new routes purchased in mid-1994.
Operating results improved $300,000 from the new routes.

Duty Free airport and shipboard concession operations' revenues declined $3.9 million due mostly to the loss of a major shipboard concession, fewer passenger days for continuing business, and lower airport traffic. Operating income improved $100,000 due mostly to lower operating expenses.

Cruise revenues for the first quarter were down $2.3 million due to having two ships in drydock for repairs for a total of 44 ship days. In addition, the Star/Ship Majestic was taken out of service as Dial commenced a four-year charter arrangement in February to lease the ship to a European operator. Operating results improved $2 million as expenses were lower due to cost reduction efforts and operating one less vessel.

Travel tour service revenues and operating income improved
$900,000 and $400,000, respectively, over those of the 1994 first quarter, due mostly to favorable foreign exchange rates this quarter, which also had a favorable impact on passenger volume.

Revenues of the food service companies were unchanged from those of 1994's first quarter, while operating income was up $200,000 due to ongoing cost control efforts.

On a fully taxable equivalent basis, revenues of payment services increased $8.5 million over those of 1994's first quarter, due principally to increased investment income caused by rates higher than last year's and greater funds invested. Revenues from new product lines also contributed. On a fully taxable equivalent basis, operating income was up $2.1 million, moderated principally by higher commission expense and payment processing and outsourcing fees.

Unallocated Corporate Expenses and Other Items, Net
These expenses increased $400,000, or four percent, for the quarter in line with overall business growth.

Interest Expense
Interest expense increased $4.2 million from 1994's quarter, as debt levels were higher than in 1994 and interest rates on floating-rate debt were considerably higher than in 1994's first quarter. Increased debt levels were due to expenditures throughout 1994 for the United Airlines catering kitchens and some small acquisitions as well as the purchase of the Majestic, which had been leased up to February 1995.

Income Taxes
The effective tax rate in the 1995 first quarter was 37.2 percent, down from 38.7 percent last year. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Dial's payment services subsidiary.

Liquidity and Capital Resources:

The Dial Corp's total debt at March 31, 1995 was $791 million compared with $745 million at December 31, 1994. The debt-to-capital ratio at March 31, 1995 and December 31, 1994 was 0.56 to
1.

There were no other material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1994.

Recent Developments:

Dial's Consumer Products Group is undertaking programs with many of its trade customers to effect reductions of the trade customers' inventories over the balance of 1995 coupled with more rapid replenishment as consumers purchase the products off the shelf, to address the retailers' increased emphasis on efficient consumer response. This will depress revenue growth for the Consumer Products Group for the rest of 1995 while the trade customers' inventories are reduced, even though consumer purchases continue at normal rates. The Consumer Products Group anticipates that lower trade promotion costs and other ongoing savings resulting from the programs will more than offset the effect of the reduced revenue growth in 1995, so that operating income will continue to increase at about the same rate as in prior periods. As a result, margins will increase over 1994 levels.

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of The Dial Corp was held May 9, 1995.

(b) Not applicable--(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (iii) all such nominees were elected.

(c) Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

     1.  The election of Directors as follows:

     Joe T. Ford
     -----------
     Affirmative Vote................                        78,240,990
     Against.........................                                 0
     Withheld........................                           429,002
     Abstentions.....................                                 0
     Broker non-votes................                                 0

     Jess Hay
     --------
     Affirmative Vote................                        78,165,696
     Against.........................                                 0
     Withheld........................                           504,296
     Abstentions.....................                                 0
     Broker non-votes................                                 0

     Linda Johnson Rice
     ------------------
     Affirmative Vote................                        78,173,182
     Against.........................                                 0
     Withheld........................                           496,810
     Abstentions.....................                                 0
     Broker non-votes................                                 0

     A. Thomas Young
     ---------------
     Affirmative Vote................                        78,233,937
     Against.........................                                 0
     Withheld........................                           436,055
     Abstentions.....................                                 0
     Broker non-votes................                                 0

     2. The appointment of Deloitte & Touche LLP to audit the accounts of Dial and its subsidiaries for the fiscal year 1995.

     Affirmative Vote................                        78,233,180
     Against.........................                           177,084
     Withheld........................                                 0
     Abstentions.....................                           259,728
     Broker non-votes................                                 0

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibit No. 10.E - Copy of The Dial Corp Management
     Incentive Plan, as amended March 28, 1995.

     Exhibit No. 10.L - Copy of The Dial Corp Performance
     Unit Incentive Plan, as amended March 28, 1995.

     Exhibit No. 11 - Statement Re Computation of Per Share
     Earnings.

     Exhibit No. 27 - Financial Data Schedule

     Exhibits Previously Filed Which Are Incorporated By
     Reference - See Exhibit Index.

(b) No Reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE DIAL CORP
                                            (Registrant)

May 11, 1995                                By /s/ Richard C. Stephan
                                            ------------------------
                                            Richard C. Stephan
                                            Vice President-Controller
                                            (Chief Accounting Officer
                                            and Authorized Officer)

                                    EXHIBIT INDEX

3.A Copy of Restated Certificate of Incorporation of Dial, as amended through March 3, 1992, filed as Exhibit
             (3)(A) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

3.B Copy of Bylaws of Dial, as amended through February 21, 1992, filed as Exhibit (3)(B) to Dial's 1991 Form 10-K, is hereby incorporated by reference.

4.A Instruments with respect to issues of long-term debt have not been filed as exhibits to Dial's most recent Annual Report on Form 10-K or this Form 10-Q if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

4.B Copy of Amended and Restated Credit Agreement dated as of December 15, 1993, among Dial, the Banks parties thereto, Bank of America National Trust and Savings Association as Agent and Reporting Agent and Citibank, N.A. as Agent and Funding Agent, filed as Exhibit 4.B to Dial's 1993 Form 10-K, is hereby incorporated by reference.

 4.B1 Copy of First Amendment to Amended and Restated Credit Agreement dated as of September 23, 1994, filed as
             Exhibit 4.B1 to Dial's 1994 Form 10-K, is hereby incorporated by reference.

10.A         Copy of Employment Agreement between Dial and John W.
             Teets dated April 14, 1987, filed as Exhibit (10)(A) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.B Sample forms of Contingent Agreements relating to funding of Supplemental Executive Pensions, filed as Exhibit (10)(T) to Dial's 1989 Form 10-K, is hereby incorporated by reference.+

10.C Copy of Dial's Supplemental Pension Plan, amended and restated as of January 1, 1987, filed as Exhibit
             (10)(F) to Dial's 1986 Form 10-K, is hereby incorpor-ated by reference.+

10.C1        Copy of amendment dated February 21, 1991, to Dial's
             Supplemental Pension Plan, filed as Exhibit (10)(G)(i) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.D         Copy of Dial's Deferred Compensation Plan for
             Directors, adopted November 20, 1980, as amended through February 21, 1991, filed as Exhibit (10)(H) to Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.E Copy of The Dial Corp Management Incentive Plan, as amended March 28, 1995.*+

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

10.H1 Copy of Dial's 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Dial's Registration Statement on Form S-8 (Registration No. 33-23713), is hereby incorporated by reference.+

10.H2 Copy of amendment, effective August 1, 1994, to Dial's 1983 Stock Option and Incentive Plan, filed as Exhibit 10.H2 to Dial's 1994 Form 10-K, is hereby incorporated by reference.+

10.I1 Copy of The Dial Corp 1992 Stock Incentive Plan, filed as Exhibit (10)(J) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.I2        Copy of amendment, effective August 1, 1994, to The
             Dial Corp 1992 Stock Incentive Plan, filed as Exhibit 10.I2 to Dial's 1994 Form 10-K, is hereby incorporated by reference.+

10.J Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Dial's 1985 Form 10-K, is hereby incorporated by reference.+

10.K Copy of Dial's Director's Retirement Benefit Plan, filed as Exhibit (10)(R) to Dial's 1988 Form 10-K, is hereby incorporated by reference.+

10.L Copy of The Dial Corp Performance Unit Incentive Plan, as amended March 28, 1995.*+

10.M         Copy of The Dial Corp Supplemental TRIM Plan, filed as
             Exhibit 10.M to Dial's 1994 Form 10-K, is hereby incorporated by reference.+

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

10.Q Copy of The Dial Corp Deferred Compensation Plan, filed as Exhibit 10.Q to Dial's 1993 Form 10-K, is hereby incorporated by reference.+

10.R Copy of form of The Dial Corp 1983 Stock Option and Incentive Plan Amended and Restated Restricted Stock Agreements dated August 12, 1994, between Dial and six executive officers, filed as Exhibit 10.R to Dial's 1994 Form 10-K, is hereby incorporated by reference.+

10.S Copy of form of The Dial Corp 1992 Stock Incentive Plan Restricted Stock Agreements dated August 12, 1994, between Dial and six executive officers, filed as
             Exhibit 10.S to Dial's 1994 Form 10-K, is hereby incorporated by reference.+

11           Statement Re Computation of Per Share Earnings.*

27           Financial Data Schedule.*
_________________
* Filed herewith.

+ Management contract or compensation plan or arrangement.