Form 10-Q
period 1995-06-30
DIAL CORP /DE/
filed 1995-08-14
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1995
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


As of July 31, 1995, 93,209,996 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


THE DIAL CORP
CONSOLIDATED BALANCE SHEET

                                                        June 30,     December 31,
(000 omitted)                                             1995           1994
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $    22,022     $    33,222
  Receivables, less allowance of
     $19,849 and $20,453                                  227,917         232,932
  Inventories                                             226,781         229,273
  Deferred income taxes                                    32,823          42,517
  Other current assets                                     63,909          46,565
                                                       ----------      ----------
                                                          573,452         584,509
  Funds, agents' receivables and
     current maturities of investments
     restricted for payment service
     obligations, after eliminating
     $80,000 invested in Dial
     commercial paper                                     545,619         659,708
                                                       ----------      ----------
  Total current assets                                  1,119,071       1,244,217
Investments restricted for
 payment service obligations                              798,396         692,818
Property and equipment                                    854,569         813,384
Other investments and assets                               91,503          83,255
Deferred income taxes                                     107,596         126,787
Intangibles                                               820,984         820,435
                                                       ----------      ----------
                                                      $ 3,792,119     $ 3,780,896
                                                       ==========      ==========

                                                         June 30,     December 31,
(000 omitted, except number of shares)                    1995            1994
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                               $       231     $       931
  Accounts payable                                        216,286         243,982
  Accrued compensation                                     65,485          91,992
  Other current liabilities                               249,281         258,065
  Current portion of long-term debt                        47,827          22,830
                                                       ----------      ----------
                                                          579,110         617,800
  Payment service obligations                           1,408,095       1,438,960
                                                       ----------      ----------
  Total current liabilities                             1,987,205       2,056,760
Long-term debt                                            752,768         721,718
Pension and other benefits                                316,163         319,519
Other deferred items and insurance reserves                69,346          96,525
Minority interests                                         23,634          24,691
$4.75 Redeemable preferred stock                            6,594           6,590
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 shares issued                             145,663         145,663
  Additional capital                                      333,150         308,350
  Retained income                                         436,980         393,233
  Cumulative translation adjustments                      (18,179)        (20,910)
  Unearned employee benefits                             (184,987)       (176,201)
  Unrealized loss on securities
     available for sale                                    (7,560)        (21,742)
  Common stock in treasury, at cost,
     4,049,889 and 4,319,624 shares                       (68,658)        (73,300)
                                                       ----------      ----------
  Total common stock and other equity                     636,409         555,093
                                                       ----------      ----------
                                                      $ 3,792,119     $ 3,780,896
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Quarter ended June 30,                                              1995          1994
(000 omitted, except per share data)                             ----------     ----------
Revenues                                                        $   901,884   $    931,948
                                                                 ----------     ----------

Costs and expenses:
  Costs of sales and services                                       798,385        836,669
  Unallocated corporate expense
     and other items, net                                            10,939         10,552
  Interest expense                                                   18,252         14,784
  Minority interests                                                    585            503
                                                                 ----------     ----------
                                                                    828,161        862,508
                                                                 ----------     ----------
Income before income taxes                                           73,723         69,440
Income taxes                                                         26,257         26,047
                                                                 ----------     ----------

Net Income                                                      $    47,466   $     43,393
                                                                 ==========     ==========

Net Income Per Common Share                                     $      0.54   $       0.50
                                                                 ==========     ==========

Dividends declared per common share                             $      0.15   $       0.15
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              88,348         86,540
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Six months ended June 30,                                           1995          1994
(000 omitted, except per share data)                             ----------     ----------
Revenues                                                        $ 1,760,081   $  1,716,850
                                                                 ----------     ----------

Costs and expenses:
  Costs of sales and services                                     1,592,722      1,568,632
  Unallocated corporate expense
     and other items, net                                            22,088         21,300
  Interest expense                                                   36,679         28,991
  Minority interests                                                    648            403
                                                                 ----------     ----------
                                                                  1,652,137      1,619,326
                                                                 ----------     ----------
Income before income taxes                                          107,944         97,524
Income taxes                                                         38,971         36,921
                                                                 ----------     ----------

Net Income                                                      $    68,973   $     60,603
                                                                 ==========     ==========

Net Income Per Common Share                                     $      0.78   $       0.70
                                                                 ==========     ==========

Dividends declared per common share                             $      0.30   $       0.29
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              88,211         86,288
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF RETAINED INCOME


Six months ended June 30,                                           1995          1994
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                      $   393,233   $    304,481
Net income                                                           68,973         60,603
Dividends on common and preferred shares                            (26,445)       (25,131)
Other                                                                 1,219            318
                                                                 ----------     ----------

Balance, end of period                                          $   436,980   $    340,271
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED CASH FLOWS


Six months ended June 30,                                           1995          1994
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net income                                                      $    68,973   $     60,603
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   56,186         55,941
     Deferred income taxes                                           19,936          1,269
     Other noncash items, net                                         2,926           (109)
     Change in operating assets
      and liabilities:
       Receivables and inventories                                  (15,976)       (70,658)
       Payment service assets and
         obligations, net                                            90,490        148,198
       Accounts payable and accrued
         compensation                                               (56,179)       (29,887)
       Other assets and liabilities, net                            (51,195)        16,202
                                                                 ----------     ----------
Net cash provided by operating activities                           115,161        181,559
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Capital expenditures                                                (45,332)       (43,777)
Purchase of cruise ship previously leased                           (39,447)
Acquisitions of businesses and
  other assets, net of cash acquired                                (13,136)      (141,533)
Proceeds from sale of businesses and property                         4,857          3,397
Proceeds from sales of securities classified as
  available for sale                                                270,259        128,184
Proceeds from maturities of securities
  classified as available for sale                                    6,557          6,762
Purchases of securities classified as
  available for sale                                               (309,537)      (161,900)
Purchases of securities classified as
  held to maturity                                                  (62,210)      (107,898)
Other, net                                                              (17)           (10)
                                                                 ----------     ----------
Net cash used by investing activities                              (188,006)      (316,775)
                                                                 ----------     ----------


CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                   40,000         70,000
Payments on long-term borrowings                                     (2,163)        (2,130)
Net change in short-term borrowings                                  18,007         84,928
Dividends on common and preferred stock                             (26,445)       (25,131)
Minority portion of subsidiary's special dividend                                   (9,761)
Proceeds from sales of treasury stock                                17,504         13,422
Net change in receivables sold                                       22,552
Cash payments on interest rate swaps                                 (7,810)        (6,398)
                                                                 ----------     ----------
Net cash provided by financing activities                            61,645        124,930
                                                                 ----------     ----------

Net decrease in cash and cash equivalents                           (11,200)       (10,286)
Cash and cash equivalents, beginning of year                         33,222         10,659
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    22,022   $        373
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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in The Dial Corp's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Dial's financial position as of June 30, 1995, and the results of operations for the quarters and six months ended June 30, 1995 and 1994, and the cash flows for the six months ended June 30, 1995 and 1994 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the prior year's financial statements to conform to 1995 classifications.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                         June 30,   December 31,
                                                          1995         1994
                                                      -----------   -----------
  (000 omitted)
  Securities available for sale, at
     fair value (amortized cost of
     $499,593 and $468,307)                          $    487,302   $   433,150
  Securities held to maturity, at
     amortized cost (fair value of
     $320,509 and $243,156)                               326,439       264,861
                                                      -----------    ----------
                                                          813,741       698,011
  Less current maturities                                 (15,345)       (5,193)
                                                      -----------    ----------
                                                     $    798,396   $   692,818
                                                      ===========    ==========

NOTE C--Debt

At June 30, 1995 and December 31, 1994, Dial classified as long-term debt $294 million and $275 million, respectively, of short-term borrowings supported by unused commitments under long-term revolving credit agreements.

NOTE D--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:

                                                      1995            1994
(000 omitted)                                      ------------   ------------
Computed income taxes at statutory
  federal income tax rate of 35%                  $      37,780   $     34,133
Nondeductible goodwill amortization                       2,250          2,125
Minority interests                                          227            141
State income taxes                                        3,335          4,108
Tax-exempt income                                        (4,792)        (1,909)
Adjustment to estimated annual
  effective rate                                                        (2,000)
Other, net                                                  171            323
                                                    -----------    -----------
Provision for income taxes                        $      38,971   $     36,921
                                                    ===========    ===========



NOTE E--Supplementary Information--Revenues and Operating Income

                              Quarter ended                Six months ended
                                 June 30,                      June 30,
                        -------------------------    --------------------------
                            1995          1994           1995           1994
(000 omitted)           -----------    -----------    -----------    -----------
Revenues:
  Consumer Products     $   363,893   $    408,115   $    701,755   $    738,455
  Services:
   Airline Catering
     and Services           206,509        202,225        390,965        353,688
   Convention Services      131,588        135,736        285,985        263,407
   Travel and Leisure
     and Payment
     Services (1)           199,894        185,872        381,376        361,300
                        -----------    -----------    -----------    -----------
    Total Services (1)      537,991        523,833      1,058,326        978,395
                        -----------    -----------    -----------    -----------
                        $   901,884   $    931,948   $  1,760,081   $  1,716,850
                        ===========    ===========    ===========    ===========

Operating Income:
  Consumer Products     $    51,134   $     49,978   $     84,936   $     80,130
  Services:
   Airline Catering
     and Services            17,932         16,540         28,958         24,961
   Convention
     Services (2)            16,629         14,957         31,630         27,349
   Travel and Leisure
     and Payment
     Services (1)            17,804         13,804         21,835         15,778
                        -----------    -----------    -----------    -----------
    Total
     Services (1)(2)         52,365         45,301         82,423         68,088
                        -----------    -----------    -----------    -----------
  Total principal
    business segments       103,499         95,279        167,359        148,218
  Unallocated
    corporate expense
    and other
    items, net              (10,939)       (10,552)       (22,088)       (21,300)
                        -----------    -----------    -----------    -----------
                        $    92,560   $     84,727   $    145,271   $    126,918
                        ===========    ===========    ===========    ===========


(1) Dial's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $3,929,000 for the 1995 quarter and $1,422,000 for the 1994 quarter, and by $7,372,000 and $2,936,000, respectively, for the 1995 and 1994 six month periods.

(2) Operating income for the quarter and six months ended June 30, 1995 includes a one-time gain of $3,477,000 (pre-tax) due to the curtailment of certain postretirement medical benefits in a convention services subsidiary.


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


Comparison of Second Quarter of 1995 with Second Quarter of 1994:

In the second quarter of 1995, revenues decreased 3 percent to $901.9 million, down from $931.9 million in the 1994 quarter.

Second quarter net income was $47.5 million or $0.54 per share, up 8 percent on a per share basis from 1994's net income of $43.4 million or $0.50 per share.

Consumer Products
The Consumer Products Group's revenues were down $44.2 million or 11 percent from those of the 1994 second quarter. The revenue decrease was due to the acceleration of the previously reported program to effect reductions of trade customers' inventories. This initiative, coupled with more rapid replenishment as consumers purchase the products off the shelf, addresses the retailers' increased emphasis on efficient consumer response. Operating income increased $1.2 million or 2 percent from that of the 1994 second quarter. Operating margins improved to 14.1 percent from 12.3 percent in the 1994 second quarter due primarily to lower trade promotion costs and other savings resulting principally from the inventory reduction program.

Skin Care division's revenues declined $33.4 million while operating income increased $5.3 million from those of 1994's second quarter. Sales volumes were down as a result of the planned inventory reduction program. Strong operating income growth in the face of declining revenues was the result of reductions in trade spending, marketing expenditures and other cost reduction programs.

The Food division's revenues declined $9.5 million from the 1994 quarter, due to a planned reduction of microwaveable meals and lower sales of chili and stew. Operating income increased slightly from that of last year's quarter, as lower manufacturing and administrative costs more than offset the effects of lower sales.

The Household division's second quarter revenues were up $6.0 million, driven mainly by Dial's new dishwashing detergent and Renuzit product introductions, offset partially by a decline in Renuzit Electric and cleaning products. Renuzit Electric benefited from strong promotions in 1994 which were not repeated in 1995. Operating income remained even compared to the second quarter of 1994, as raw material cost increases and promotion expenses for new products offset the effects of increased sales.

Laundry division revenues for the second quarter decreased $7.5 million due partially to volume softness in dry detergents. The discontinuance of low margin business for fabric softeners also contributed to the decline in revenues while liquid detergent volumes declined due to promotional shifts to the second half of 1995. Operating income declined $4.7 million due to the reduced volume, higher raw material costs, and increased marketing and distribution expenditures in areas other than liquid detergents.

International division's revenues and operating income improved
$100,000 and $300,000, respectively, over those of the 1994 second quarter.

Services
Combined Services revenues were $538 million, $14.2 million (3 percent) greater than the 1994 second quarter's amounts. Excluding a one-time gain of $3.5 million (pre-tax) on curtailment of certain postretirement medical benefits in the Convention Services Segment, combined services posted an 8 percent increase in second quarter operating income.

     Airline Catering and Services. The second quarter revenues of the Airline Catering and Services Group were $206.5 million, a 2 percent increase from the 1994 quarter, with operating income increasing $1.4 million, or 8 percent, as new contracts awarded in the first half of 1995 only began to come on stream late in the second quarter, while the effects of further airline meal service cutbacks on certain domestic flights of short duration unfavorably affected the comparisons of revenues and operating income. Operating margins improved to 8.7 percent from 1994's
8.2 percent, as the United flight kitchens became fully operational during 1995 versus the start-up and training period in 1994.

     Convention Services. Convention Services revenues decreased $4.1 million (3 percent). Excluding a one-time gain on curtailment of certain postretirement medical benefits of $3.5 million (pre-tax), operating income declined 12 percent. On this same basis, operating margins declined from 11 percent in the second quarter of 1994 to 10 percent in the 1995 quarter. Revenues, operating income and margins were impacted by shows not repeated each year and by changes in the location of certain shows.

     Travel and Leisure and Payment Services. Revenues of these companies were up $14 million (8 percent) to $199.9 million, while operating income increased 29 percent to $17.8 million. Dial's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, 1995 second quarter revenues and operating income would have been higher by $3.9 million, while 1994's second quarter revenues and operating income would have been $1.4 million higher. Operating margins, on the fully taxable equivalent basis, increased to 10.7 percent from 8.1 percent.

Canadian transportation services companies' revenues and operating income increased $12.6 million and $1.4 million, respectively, during the second quarter. Revenue increases from a newly acquired tour operator, strong growth in existing package tour operations, improved hotel occupancy rates, and higher Courier Express, sightseeing and snowfield revenues were partially offset by a decrease in charter revenues as a result of redeployment of the bus fleet to passenger route acquisitions in mid-1994. Operating income increases are attributed to the revenue increases as well as cost reduction programs, which more than offset the expense of terminating a small joint venture.

Duty Free and shipboard concession revenues declined $3 million from the second quarter of 1994, due primarily to the loss of a major shipboard concession, fewer passenger days for continuing business, and lower airport traffic where duty-free shops are operated. Operating income improved $100,000 as a result of lower operating expenses and concentration on higher gross margin products.

Cruise revenues declined $300,000 from 1994's second quarter. Loss of revenues from the Star/Ship Majestic, which was taken out of service as Dial commenced a four-year charter arrangement in February 1995, were largely offset by revenue increases on the Star/Ship Atlantic and the Star/Ship Oceanic. Operating income improved $800,000 due to cost reduction efforts and operating one less vessel.

Travel tour service revenues and operating income improved $1.4 million and $400,000, respectively, over those of the 1994 second quarter, driven by an increase in passenger volumes as well as favorable foreign exchange rates.

Revenues and operating income of the food service companies declined $600,000 and $700,000, respectively, from those of the 1994 second quarter. The decrease in revenues and operating income is principally due to the sale of a non-core operation, including certain one-time costs, as well as inclement weather at Glacier National Park.

On a fully taxable equivalent basis, revenues of payment services increased $9.5 million over the 1994 second quarter. The revenue increase is attributed principally to new product lines and increased investment income due to higher rates, greater funds invested and increased realized securities gains. Operating income, on the fully taxable equivalent basis, increased $4.8 million, including the increased realized investment gains and moderated by higher commission expense for official checks and other volume related costs.

Interest Expense
Interest expense increased $3.5 million from 1994's second quarter, primarily because both debt levels and interest rates on floating-rate debt were higher in 1995 than in 1994. Increased debt levels were principally due to the purchase of the Star/Ship Majestic, which had previously been leased, in February 1995.


Income Taxes
The effective tax rate in the 1995 second quarter was 35.6 percent, down from 37.5 percent in 1994. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Dial's payment services subsidiary.

Comparison of First Six Months of 1995 to the
  First Six Months of 1994:

Revenues for the first six months of 1995 increased nearly 3 percent to $1.8 billion from $1.7 billion in the same period of 1994.

For the first six months of 1995, net income was $69 million, up from 1994's net income of $60.6 million. On a per share basis, the 1995 period's net income of $0.78 per share was 11 percent higher than 1994's $0.70.

Consumer Products
For the first six months of 1995, the Consumer Products Group's revenues of $701.8 million were down $36.7 million or 5 percent from those of the 1994 period. The revenue decrease was primarily due to the acceleration of the previously reported program to effect reductions of trade customers' inventories. Operating income of $84.9 million was $4.8 million or 6 percent higher than that of the 1994 period. Operating margins improved to 12.1 percent from 10.9 percent in the 1994 period due primarily to lower trade promotion costs and other savings resulting principally from the inventory reduction initiative.

Skin Care division's revenues declined $17.5 million while operating income increased $11.5 million compared to the first six months of 1994. Sales volumes were down as a result of the inventory reduction program. Operating income increased as a result of reductions in trade spending, marketing expenditures and other cost reduction programs.

The Food division's revenues declined $15 million from the first six months in 1994 due to a planned reduction of microwaveable meals and lower sales of chili and stew. Operating income increased $900,000, as lower manufacturing and administrative costs more than offset the effects of lower sales.

The Household division's first six months' revenues and operating income were up $10.3 million and $1 million, respectively, over the same period in 1994, due primarily to strong sales of Dial's new dishwashing detergent and Renuzit product introductions, offset partially by a decline in Renuzit Electric and cleaning products. Renuzit Electric benefited from strong promotions in 1994 which were not repeated in 1995. Operating income increased over the 1994 six month period as raw material cost increases and promotional expenses for new product introductions partially offset the effects of increased sales.

Laundry division revenues for the first six months of 1995 decreased $12.9 million due to high sales to trade customers in the fourth quarter of 1994 and volume softness in dry detergents. Operating income declined $9.4 million as a result of the reduced volume, higher raw material costs, and increased marketing and distribution expenditures.

International division's revenues decreased $1.7 million compared to the first six months of 1994, due principally to the devaluation of the Mexican peso in the first quarter of 1995.
Despite the revenue declines, operating income increased $800,000 due to a more profitable sales mix.

Services
Combined Services revenues for the first six months of 1995 were $1.1 billion, $79.9 million (8 percent) greater than that of the 1994 period. Excluding the one-time gain of $3.5 million (pre-tax) on curtailment of certain postretirement medical benefits in the Convention Services Segment, combined services posted a 16 percent increase in six month operating income.

     Airline Catering and Services. These companies' revenues and operating income of $391 million and $29 million, respectively, were up $37.3 million (11 percent) and $4 million (16 percent), respectively, from those of 1994's first six months. The increase was due to having all United flight kitchens acquired during 1994 fully operational this year as the start-up of newly acquired flight kitchens continued during the 1994 first half. Seven new aircraft service locations and other new business from continuing locations also contributed to the increase, partially offset by the effect of further airline meal service cutbacks on certain domestic flights of short duration. Operating margins improved to 7.4 percent from 1994's 7.1 percent, as the United flight kitchens became fully operational during 1995 versus the start-up and training period in 1994.

     Convention Services. Convention Services' first half revenues of $286 million were 9 percent greater than the 1994 period. Excluding the one-time curtailment gain described above, operating income increased 3 percent to $28.2 million. Operating margins decreased to 9.8 percent from 10.4 percent, due largely to the effects of shows not repeated each year and by changes in the location of certain shows.

     Travel and Leisure and Payment Services. For the first six months of 1995, revenues of these companies were $381.4 million, up $20.1 million (nearly 6 percent), while operating income increased 38 percent to $21.8 million. Dial's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would have been higher by $7.4 million and $2.9 million, respectively, for the 1995 and 1994 six month periods. Operating margins, on the fully taxable equivalent basis, increased to 7.5 percent from 5.1 percent in the 1994 six month period.

Canadian transportation services companies' revenues increased $13.6 million over the 1994 six month period while operating income increased $1.7 million in U. S. dollars. Revenue increases from a newly acquired tour operator, strong growth in existing package tour operations, improved hotel occupancy rates, and higher Courier Express, sightseeing and snowfield revenues were partially offset by a decrease in charter revenues as a result of redeployment of the bus fleet to passenger route acquisitions in mid-1994. Operating income increases are attributed to the revenue increases as well as cost reduction programs, which more than offset the expense of terminating a small joint venture.

Duty Free airport and shipboard concession revenues declined $6.9 million from the first half of 1994, due primarily to the loss of a major shipboard concession and fewer passenger days for continuing business. Operating income improved $200,000, due mostly to lower operating expenses.

Cruise revenues were down $2.5 million from 1994's first six months due to having two ships in drydock for repairs for a total of 44 ship days during the first quarter of 1995. In addition, the Star/Ship Majestic was taken out of service in February as Dial commenced a four-year charter arrangement to lease the ship to a European operator. Operating results improved $2.8 million due to favorable occupancy rates, lower expenses resulting from cost reduction efforts and operating one less vessel.

Travel tour service revenues and operating income improved $2.3 million and $800,000, respectively, over the first six months of 1994, due primarily to favorable foreign exchange rates this year, which also has had a favorable impact on passenger volumes.

Revenues and operating income of the food service companies were both down $600,000 from the same period in 1994 due to the sale of a non-core operation, including certain one-time costs, as well as inclement weather at Glacier National Park.

On a fully taxable equivalent basis, revenues of payment services increased $18 million over those of 1994's first six months, due principally to increased investment income, revenues from new product lines and increased realized investment gains.
Investment income increased due to higher rates and greater funds invested than in 1994. On a fully taxable equivalent basis, operating income increased $6.9 million, including the increased realized investment gains and moderated principally by higher commission expense for official checks and other volume related costs.

Interest Expense
Interest expense for the first six months of 1995 increased $7.7 million over the first six months of 1994, as both debt levels and interest rates on floating-rate debt were higher than in 1994. Debt level increases are primarily due to the purchase of the Star/Ship Majestic in February 1995.

Income Taxes
The effective tax rate for the first six months of 1995 was 36.1 percent, down from 37.9 percent in the comparable period of 1994. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Dial's payment services subsidiary.


Liquidity and Capital Resources:

The Dial Corp's total debt at June 30, 1995 was $800.8 million compared with $745.5 million at December 31, 1994. The debt-to-capital ratios at June 30, 1995 and December 31, 1994 were 0.55 to 1 and 0.56 to 1, respectively. The increase in debt was attributable primarily to the purchase of the Star/Ship Majestic, which was previously leased, in early 1995.

There were no other material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1994.

Recent Developments:

Dial's Consumer Products Group plans to continue programs with many of its trade customers designed to effect reductions of the trade customers' inventories over the balance of 1995. These programs are coupled with more rapid replenishment as consumers purchase the products off the shelf, to address the retailers' increased emphasis on efficient consumer response. This will continue to depress revenues for the Consumer Products Group for the rest of 1995 while the trade customers' inventories are reduced, even though consumer purchases are expected to continue at normal rates. The Consumer Products Group anticipates that lower trade promotion costs and other savings resulting from the programs will more than offset the effect of the reduced revenues in 1995, so that operating income and margins should continue to increase over 1994 levels.

In July 1995, Dial exercised its option to purchase the Star/Ship
Atlantic cruise ship, previously under a lease agreement, for $71.7 million.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Dial has been named defendant in three lawsuits (U.S. District Court, Eastern Division, Virginia (Norfolk Division) Spring 1993; Circuit Court of Kanawha County West Virginia, July 1995; and Superior Court of California for the City of Los Angeles, July
1995) filed by several hundred former railroad workers claiming asbestos-related health conditions. Dial has tolling agreements in place with some plaintiffs in these lawsuits as well as other claimants. The claims relate to former subsidiaries and their production of railroad locomotives. Due to their preliminary nature, the extent of the claims as they relate to Dial are not ascertainable at this time, however, Dial does not believe that any resulting liability should materially affect its financial position.

Item 4.      Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of The Dial Corp was held May
9, 1995, and matters voted on were reported in the quarterly report of The Dial Corp on Form 10-Q for the quarterly period ended March 31, 1995.

Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibit No. 10.A - Copy of Employment
             Agreement between The Dial Corp and John W.
             Teets dated June 20, 1995.

             Exhibit No. 10.B - Copy of The Dial Corp Director's
             Charitable Award Program.

             Exhibit No. 10.C - Copy of amendment dated August 18, 1993, to The Dial Corp Supplemental Pension Plan.

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


                                           THE DIAL CORP
                                           (Registrant)

August 14, 1995                            By /s/Richard C. Stephan
                                           ------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)