Form 10-Q
period 1995-09-30
DIAL CORP /DE/
filed 1995-11-14
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1995
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


As of October 31, 1995, 94,067,962 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


THE DIAL CORP
CONSOLIDATED BALANCE SHEET

                                                      September 30,   December 31,
(000 omitted)                                             1995           1994
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $    17,479     $    33,222
  Receivables, less allowance of
     $18,950 and $20,453                                  183,887         232,932
  Inventories                                             225,098         229,273
  Deferred income taxes                                    50,329          42,517
  Other current assets                                     49,014          46,565
                                                       ----------      ----------
                                                          525,807         584,509
  Funds, agents' receivables and
     current maturities of investments
     restricted for payment service
     obligations, after eliminating
     $90,000 and $80,000 invested in
     Dial commercial paper                                601,540         659,708
                                                       ----------      ----------
  Total current assets                                  1,127,347       1,244,217
Investments restricted for
 payment service obligations                              812,813         692,818
Property and equipment                                    846,414         813,384
Other investments and assets                               88,639          83,255
Deferred income taxes                                     163,489         126,787
Intangibles                                               803,011         820,435
                                                       ----------      ----------
                                                      $ 3,841,713     $ 3,780,896
                                                       ==========      ==========

                                                      September 30,   December 31,
(000 omitted, except number of shares)                    1995            1994
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                               $       580     $       931
  Accounts payable                                        238,604         243,982
  Accrued compensation                                     73,203          91,992
  Other current liabilities                               276,411         281,321
  Current portion of long-term debt                        77,822          22,830
                                                       ----------      ----------
                                                          666,620         641,056
  Payment service obligations                           1,485,354       1,438,960
                                                       ----------      ----------
  Total current liabilities                             2,151,974       2,080,016
Long-term debt                                            730,763         721,718
Pension and other benefits                                321,735         319,519
Other deferred items and insurance reserves                56,967          73,269
Minority interests                                         26,690          24,691
$4.75 Redeemable preferred stock                            6,596           6,590
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 shares issued                             145,663         145,663
  Additional capital                                      330,540         308,350
  Retained income                                         333,000         393,233
  Cumulative translation adjustments                      (16,272)        (20,910)
  Unearned employee benefits                             (184,153)       (176,201)
  Unrealized loss on securities
     available for sale                                    (4,654)        (21,742)
  Common stock in treasury, at cost,
     3,480,040 and 4,319,624 shares                       (57,136)        (73,300)
                                                       ----------      ----------
  Total common stock and other equity                     546,988         555,093
                                                       ----------      ----------
                                                      $ 3,841,713     $ 3,780,896
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Quarter ended September 30,                                         1995          1994
(000 omitted, except per share data)                             ----------     ----------
Revenues                                                        $   891,593   $    912,523
                                                                 ----------     ----------

Costs and expenses:
  Costs of sales and services                                       816,602        811,037
  Restructuring charges and asset write-downs                       191,100
  Unallocated corporate expense
     and other items, net                                            10,377         11,348
  Interest expense                                                   19,633         15,764
  Minority interests                                                  2,904          2,638
                                                                 ----------     ----------
                                                                  1,040,616        840,787
                                                                 ----------     ----------
Income (loss) before income taxes                                  (149,023)        71,736
Income taxes (benefit)                                              (59,286)        26,308
                                                                 ----------     ----------

Net Income (Loss)                                               $   (89,737)  $     45,428
                                                                 ==========     ==========

Net Income (Loss) Per Common Share                              $     (1.02)  $       0.52
                                                                 ==========     ==========

Dividends declared per common share                             $      0.16   $       0.15
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              88,760         86,888
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Nine months ended September 30,                                     1995          1994
(000 omitted, except per share data)                             ----------     ----------
Revenues                                                        $ 2,651,674   $  2,629,373
                                                                 ----------     ----------

Costs and expenses:
  Costs of sales and services                                     2,409,324      2,379,669
  Restructuring charges and asset write-downs                       191,100
  Unallocated corporate expense
     and other items, net                                            32,465         32,648
  Interest expense                                                   56,312         44,755
  Minority interests                                                  3,552          3,041
                                                                 ----------     ----------
                                                                  2,692,753      2,460,113
                                                                 ----------     ----------
Income (loss) before income taxes                                   (41,079)       169,260
Income taxes (benefit)                                              (20,315)        63,229
                                                                 ----------     ----------

Net Income (Loss)                                               $   (20,764)  $    106,031
                                                                 ==========     ==========

Net Income (Loss) Per Common Share                              $     (0.24)  $       1.22
                                                                 ==========     ==========

Dividends declared per common share                             $      0.46   $       0.44
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              88,394         86,488
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF RETAINED INCOME


Nine months ended September 30,                                     1995          1994
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                      $   393,233   $    304,481
Net income (loss)                                                   (20,764)       106,031
Dividends on common and preferred shares                            (40,686)       (38,246)
Other                                                                 1,217            422
                                                                 ----------     ----------

Balance, end of period                                          $   333,000   $    372,688
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED CASH FLOWS


Nine months ended September 30,                                     1995          1994
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net income (loss)                                               $   (20,764)  $    106,031
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   84,072         84,091
     Deferred income taxes                                          (55,594)         7,128
     Restructuring charges and asset write-downs                    191,100
     Other noncash items, net                                           845          4,221
     Change in operating assets
      and liabilities:
       Receivables and inventories                                   36,526          2,366
       Payment service assets and
         obligations, net                                           111,562        186,453
       Accounts payable and accrued
         compensation                                               (29,576)       (24,640)
       Other assets and liabilities, net                            (73,185)       (49,520)
                                                                 ----------     ----------
Net cash provided by operating activities                           244,986        316,130
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Capital expenditures                                                (69,638)       (64,806)
Purchase of cruise ships previously leased                         (111,103)
Acquisitions of businesses and
  other assets, net of cash acquired                                (48,292)      (146,678)
Proceeds from sales of property                                       9,864          6,770
Proceeds from sales and maturities of securities
 classified as available for sale                                   390,833        188,796
Purchases of securities classified as
  available for sale                                               (403,416)      (253,086)
Proceeds from sales and maturities of securities
  classified as held to maturity                                     12,201
Purchases of securities classified as
  held to maturity                                                 (103,976)      (107,897)
Other, net                                                           (1,369)           (89)
                                                                 ----------     ----------
Net cash used by investing activities                              (324,896)      (376,990)
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                   40,280         70,000
Payments on long-term borrowings                                     (2,218)        (2,163)
Net change in short-term borrowings                                  25,795         31,456
Dividends on common and preferred stock                             (40,686)       (38,246)
Minority portion of subsidiary's special dividend                                   (9,761)
Proceeds from sales of treasury stock                                25,505         24,291
Net change in receivables sold                                       25,000
Cash payments on interest rate swaps                                 (9,509)        (9,317)
                                                                 ----------     ----------
Net cash provided by financing activities                            64,167         66,260
                                                                 ----------     ----------

Net (decrease) increase in cash and cash equivalents                (15,743)         5,400
Cash and cash equivalents, beginning of year                         33,222         10,659
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    17,479   $     16,059
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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in The Dial Corp's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Dial's financial position as of September 30, 1995, and the results of operations for the quarters and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to the prior year's financial statements to conform to 1995 classifications.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                     September 30,   December 31,
                                                         1995            1994
                                                     -----------    -----------
  (000 omitted)
  Securities available for sale, at
     fair value (amortized cost of
     $480,850 and $468,307)                          $    473,287   $   433,150
  Securities held to maturity, at
     amortized cost (fair value of
     $351,461 and $243,156)                               355,602       264,861
                                                      -----------    ----------
                                                          828,889       698,011
  Less current maturities                                 (16,076)       (5,193)
                                                      -----------    ----------
                                                     $    812,813   $   692,818
                                                      ===========    ==========

NOTE C--Debt

At September 30, 1995 and December 31, 1994, Dial classified as long-term debt $302 million and $275 million, respectively, of short-term borrowings supported by unused commitments under long-term revolving credit agreements.

NOTE D--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September
30, is as follows:

                                                      1995            1994
(000 omitted)                                      ------------   ------------
Computed income taxes at statutory
  federal income tax rate of 35%                  $     (14,378)  $     59,241
Nondeductible goodwill amortization                       2,885          3,189
Minority interests                                        1,243          1,064
State income taxes                                         (676)         5,227
Tax-exempt income                                        (7,476)        (3,453)
Adjustment to estimated annual
  effective rate                                                        (1,000)
Other, net                                               (1,913)        (1,039)
                                                    -----------    -----------
Provision for income taxes                        $     (20,315)  $     63,229
                                                    ===========    ===========


Note E--Restructuring Charges and Asset Write-Downs

In the third quarter of 1995, Dial announced that it would take restructuring and other one-time charges totaling approximately $211.5 million ($130 million after-tax) to provide for a business-based reorganization of its consumer products group through plant closings, workforce reductions, and correction of certain product lines. The consumer products group is closing six plants (Clearing, Illinois; Burlington, Iowa; Auburndale, Florida; Omaha, Nebraska; Memphis, Tennessee; and New Berlin, Wisconsin) and is reducing its workforce by approximately 15 percent, or 700 people, substantially all of whom are based in the affected plants. These actions are expected to be completed by the end of 1996. Future earnings are expected to benefit from efficiencies resulting from streamlining/consolidating product lines for the remaining facilities through increased volume and reduced costs. In addition to the restructuring of the consumer products group, the announced charges also provide for the write-down of certain Premier Cruise Lines' assets and intangibles, in light of current and anticipated conditions in its cruise market.

The final amount of charges recorded in the quarter ended September 30, 1995 was $211.5 million, of which $20.4 million was charged to cost of sales and $191.1 million ($117.2 million after-tax) was classified as restructuring charges and asset write-downs, as follows:

                                                     Premier
                                     Consumer        Cruise
                                     Products        Lines            Total
(000 omitted)                       -----------     -----------    -----------
Asset write-downs:
  Intangibles                     $      10,500   $      28,000   $     38,500
  Other assets                           87,000          27,500        114,500
Severance pay and benefits               14,800                         14,800
Exit costs                               23,300                         23,300
                                    -----------     -----------    -----------
                                        135,600          55,500        191,100
Tax benefit                             (53,500)        (20,400)       (73,900)
                                    -----------     -----------    -----------
                                  $      82,100   $      35,100   $    117,200
                                    ===========     ===========    ===========


In conjunction with the restructuring of its consumer products group, the recoverability of intangibles was evaluated based on current projections of the undiscounted operating income of the related business unit. Based upon these evaluations, it was determined that the carrying amount of certain consumer products intangibles, primarily trademarks, were determined to be impaired and were written off during the quarter.

Other asset write-downs of the consumer products group primarily represent the excess of the net book value of plants and other equipment to be disposed of over any estimated recovery. Severance pay and benefits and exit costs (primarily facility closure costs) have been recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." As of September 30, 1995, exit costs totaling $10.2 million had been paid and charged against these reserves. Remaining severance and exit cost reserves are included in the Consolidated Balance Sheet under the caption, "Other Current Liabilities" and are believed to be adequate. These remaining obligations are expected to be paid by utilizing existing cash resources available to Dial.

The recoverability of other assets and related goodwill associated with Premier Cruise Lines was evaluated based on current projections of the undiscounted operating income of the cruise operations. Heightened competition in the three and four day cruise segment and in the Port Canaveral/Caribbean market, along with falling passenger counts industry-wide, caused management to lower its projections of future operating income. As a result, all goodwill was written off and the carrying value of the Star/Ship Majestic was reduced to its net realizable value in the third quarter.

NOTE F--Supplementary Information--Revenues and Operating Income

                                      Quarter ended            Nine months ended
                                      September 30,              September 30,
                                 ------------------------- ------------------------
                                     1995          1994        1995          1994
(000 omitted)                     -----------   ----------- -----------   -----------
Revenues:
  Consumer Products                $  308,110   $   363,399 $ 1,009,865  $  1,101,854

  Services:
   Airline Catering
     and Services                     212,951       211,486     603,916       565,174
   Convention Services                130,302       124,097     416,287       387,504
   Travel and Leisure and
     Payment Services (1)             240,230       213,541     621,606       574,841
                                  -----------   ----------- -----------   -----------
    Total Services (1)                583,483       549,124   1,641,809     1,527,519
                                  -----------   ----------- -----------   -----------
                                   $  891,593   $   912,523 $ 2,651,674  $  2,629,373
                                  ===========   =========== ===========   ===========

Operating Income (Loss):
  Consumer Products (2)            $ (124,444)  $    40,427 $   (39,508)  $   120,557

  Services:
   Airline Catering
      and Services                     20,499        19,947      49,457        44,908
   Convention Services (3)              9,896        11,539      41,526        38,888
   Travel and Leisure and
     Payment Services (1)(2)          (22,060)       29,573        (225)       45,351
                                  -----------   ----------- -----------   -----------
       Total Services (1)(2)(3)         8,335        61,059      90,758       129,147
                                  -----------   ----------- -----------   -----------
   Total principal business
    segments                         (116,109)      101,486      51,250       249,704

Unallocated corporate expense
 and other items, net                 (10,377)      (11,348)    (32,465)      (32,648)
                                  -----------   ----------- -----------   -----------
                                   $ (126,486)  $    90,138 $    18,785  $    217,056
                                  ===========   =========== ===========   ===========


(1)  Dial's payment services subsidiary is investing increasing amounts in tax-
exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $4,129,000 for the 1995 quarter and $2,376,000 for the 1994 quarter, and by $11,501,000 and $5,312,000, respectively, for the 1995 and 1994 nine month periods.

(2)  After deducting restructuring charges and asset write-downs of $135,600,000 for
Consumer Products and $55,500,000 for Travel and Leisure and Payment Services in the
quarter and nine months ended September 30, 1995 (see Note E of Notes to Consolidated
Financial Statements).

(3) Operating income for the nine months ended September 30, 1995 includes a one-time gain of $3,477,000 (pre-tax) due to the curtailment of certain postretirement medical benefits in a convention services subsidiary.


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

Comparison of Third Quarter of 1995 with Third Quarter of 1994:

In the third quarter of 1995, revenues decreased 2 percent to $891.6 million, down from $912.5 million in the 1994 quarter.

Dial reported a net loss of $89.7 million, or $1.02 per share, versus net income of $45.4 million, or $0.52 per share, last year. Included in the third quarter loss is an after-tax charge of $117.2 million associated with restructuring charges and asset write-downs described below. Excluding the after-tax charge of $117.2 million, Dial would have reported net income of $27.5 million. The decrease in net income, excluding the restructuring charges and asset write-downs, was primarily due to Dial's previously announced consumer products' program designed to effect reductions of trade customers' inventories during 1995, which was completed on an accelerated basis by September 30, 1995.

Restructuring Charges and Asset Write-Downs
In the third quarter of 1995, Dial announced that it would take restructuring and other one-time charges totaling approximately $211.5 million ($130 million after-tax) to provide for a business-based reorganization of its consumer products group through plant closings, workforce reductions, and correction of certain product lines. The consumer products group is closing six plants (Clearing, Illinois; Burlington, Iowa; Auburndale, Florida; Omaha, Nebraska; Memphis, Tennessee; and New Berlin, Wisconsin) and is reducing its workforce by approximately 15 percent, or 700 people, substantially all of whom are based in the affected plants. These actions are expected to be completed by the end of 1996. Future earnings are expected to benefit from efficiencies resulting from streamlining/consolidating product lines for the remaining facilities through increased volume and reduced costs. In addition to the restructuring of the consumer products group, the announced charges also provide for the write-down of certain Premier Cruise Lines' assets and intangibles, in light of current and anticipated conditions in its cruise market. The final amount of charges recorded in the quarter ended September 30, 1995 was $211.5 million, of which $20.4 million was charged to cost of sales and $191.1 million ($117.2 million after-tax) was classified as restructuring charges and asset write-downs, as described in Note E of Notes to Consolidated Financial Statements.

In conjunction with the restructuring of its consumer products group, the recoverability of intangibles was evaluated based on current projections of the undiscounted operating income of the related business unit. Based upon these evaluations, it was determined that the carrying amounts of certain intangibles, primarily trademarks, were determined to be impaired and were written off during the third quarter.

Other asset write-downs of the consumer products group primarily represent the excess of the net book value of plants and other equipment to be disposed of over any estimated recovery. Severance pay and benefits and exit costs, primarily facility closure costs, have been recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Remaining obligations are expected to be paid utilizing existing cash resources available to Dial.

The recoverability of other assets and related goodwill associated with Premier Cruise Lines was evaluated based on current projections of the undiscounted operating income of the cruise operations. Heightened competition in the three and four day cruise segment and in the Port Canaveral/Caribbean market, along with falling passenger counts industry-wide, caused management to lower its projections of future operating income. As a result, all goodwill was written off and the carrying value of the Star/Ship Majestic was reduced to its net realizable value in the third quarter.


Consumer Products
The Consumer Products Group's revenues were down $55.3 million or 15 percent from those of the 1994 third quarter. The revenue decrease was due to the accelerated completion of the previously reported program to effect reductions of trade customers' inventories. This initiative, coupled with more rapid replenishment as consumers purchase the products off the shelf, addresses the retailers' increased emphasis on efficient consumer response. Consumer Products reported an operating loss of $124.4 million for the quarter, including the $135.6 million of restructuring charges and asset write-downs, versus operating income of $40.4 million in the 1994 third quarter. Excluding these charges, operating income for the 1995 third quarter was $11.2 million. Operating margins, on that same basis, declined to 3.6 percent from 11.1 percent in the 1994 quarter, due primarily to the accelerated completion of the inventory reduction program. The division comments below exclude the effects of the restructuring charges and asset write-downs.

During the third quarter, Consumer Products reorganized its product lines for reporting purposes. All non-detergent products have been reclassified from the Laundry division to the Household division. The remaining Laundry division has been renamed the Detergent division. A small number of miscellaneous products were categorized with Skin Care to form Personal Care. All prior years have been restated to give effect to the reclassifications.

Personal Care division's revenues and operating income declined $700,000 and $9.4 million, respectively, from those of 1994's third quarter. Sales volumes were down as a result of the planned inventory reduction program. Operating income decreased in conjunction with the revenue decrease and the accelerated completion of the inventory reduction program. In addition, consumer marketing spending was increased to strengthen the Dial soap brand name.

The Food division's revenues declined $16.7 million from the 1994 quarter, due to a planned reduction of microwaveable meals and the accelerated completion of the trade inventory reduction program. Operating income decreased $5.0 million from that of last year's quarter, due to lower sales and the inventory reduction program, offset partially by lower manufacturing and administrative costs.

The Household division's 1995 third quarter revenues and operating income decreased $8.7 and $9.7 million, respectively, due mainly to the accelerated completion of the inventory reduction program. In addition, heavy promotional expenditures were made for Renuzit and Dial Dishwashing Detergent. Fabric softeners and other products also faced intensive price and promotion competition.

Third quarter revenues of the Detergent division decreased $31.3 million, as the planned inventory reduction program was accelerated for completion in the third quarter of 1995. Operating income declined $6.6 million due to the reduced volume.

International division's revenues and operating income improved $2.1 million and $1.4 million, respectively, over those of the 1994 third quarter. The increases are primarily due to an acquisition early in the third quarter of 1995. In addition, there has been an increase in Canadian exports, as Purex Heavy Duty Liquid Detergent is the leading liquid laundry detergent in three Canadian provinces.

Services
Combined Services revenues were $583.5 million, $34.4 million (6 percent) greater than the 1994 third quarter's amounts. Combined Services reported operating income of $8.3 million for the quarter, including the $55.5 million write-down of Premier Cruise Lines' assets described previously. Excluding the asset write-downs, combined Services posted third quarter operating income of $63.8 million, a 5 percent increase.

     Airline Catering and Services. The third quarter revenues of the Airline Catering and Services Group were $213 million, a 1 percent increase from the 1994 quarter, with operating income increasing $500,000, or 3 percent, as the contribution from new contracts awarded in 1995 exceeded the effects of airline meal service cutbacks on certain domestic flights of short duration. Operating margins improved to 9.6 percent from 1994's 9.4 percent.

     Convention Services. Convention Services revenues increased $6.2 million (5 percent). Operating income declined 14 percent as operating margins declined from 9.3 percent in the third quarter of 1994 to 7.6 percent in the 1995 quarter. Operating income and margins were impacted by higher costs and less efficient operations in some locales.

     Travel and Leisure and Payment Services. Revenues of these companies were up $26.7 million (13 percent) to $240.2 million. For the quarter, these companies reported an operating loss of $22.1 million, including the previously described $55.5 million write-down of Premier Cruise Lines' assets. Excluding the asset write-downs, operating income for the third quarter would have been $33.4 million, or $3.9 million higher than the operating income in the 1994 period. Dial's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, 1995 third quarter revenues and operating income were higher by $4.1 million, while 1994's third quarter revenues and operating income would have been $2.4 million higher. Operating margins, on the fully taxable equivalent basis, increased to 15.4 percent from 14.8 percent.

Canadian transportation services companies' revenues and operating income increased $20.7 million and $1.4 million, respectively, during the third quarter. Revenue and operating income increases are attributed to a tour operator acquired in the second quarter of 1995, strong growth in existing package tour operations, increases in average hotel room rates, and higher sightseeing and snowfield revenues, partially offset by a decrease in passenger and charter revenues.

Duty Free and shipboard concession revenues declined $1.3 million from the third quarter of 1994, due primarily to the loss of a major shipboard concession in late 1994 and fewer passenger days for continuing business. Operating income improved $100,000 as a result of lower operating expenses and sales of higher gross margin products.

Cruise revenues declined $100,000 from 1994's third quarter. Loss of passenger revenues from the Star/Ship Majestic, which was taken out of service as Dial commenced a four-year charter arrangement in February 1995, were largely offset by revenue increases on the Star/Ship Atlantic and the Star/Ship Oceanic. Excluding the $55.5 million of asset write-downs taken in the third quarter, operating results improved $1.5 million due to cost reduction efforts, operating one less vessel, and reduced lease expense following the purchases of the Star/Ship Majestic in February 1995 and the Star/Ship Atlantic in July 1995.

Travel tour service revenues and operating income improved $1.6 million and $700,000, respectively, over those of the 1994 third quarter, driven by an increase in passenger volumes, improved margins per passenger, and contributions from a tour service acquired during the second quarter of 1995.

Revenues and operating income of the food service companies increased $1,200,000 and $300,000, respectively, from those of the 1994 third quarter. The increase in revenues is attributable to new dining service business and additional revenues at Glacier Park, offset partially by lost revenues from the sale of a non-core operation in the second quarter of 1995. Operating income increased as a result of the increased revenues as well as reduced operational overhead.

On a fully taxable equivalent basis, revenues of payment services increased $8.5 million over the 1994 third quarter. The revenue increase is attributed principally to new product lines and increased investment income due to higher rates, greater funds invested and increased realized securities gains. Operating income, on a fully taxable equivalent basis, increased $5 million, including the increased realized investment gains, moderated by higher commission expense for official checks and other volume related costs.

Interest Expense
Interest expense increased $3.9 million from 1994's third quarter, primarily because both debt levels and interest rates on floating-rate debt were higher in 1995 than in 1994. Increased debt levels were principally due to the purchases of the Star/Ship Majestic in February 1995 and the Star/Ship Atlantic in July 1995, both of which had previously been leased.

Income Taxes
The effective tax rate in the 1995 third quarter was 39.8 percent. Excluding the effects of the restructuring charges and asset write-downs, the effective tax rate was 34.7 percent, down from 36.7 percent in 1994. On this basis, the reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Dial's payment services subsidiary.

Comparison of First Nine Months of 1995 to the
  First Nine Months of 1994:

Revenues for the first nine months of 1995 increased 1 percent to $2.7 billion from $2.6 billion in the same period of 1994.

For the first nine months of 1995, Dial reported a net loss of $20.8 million, or $0.24 per share. Included in the 1995 loss is the after-tax charge of $117.2 million associated with restructuring and asset write-downs described previously. Exclusive of the after-tax charge, Dial would have reported net income of $96.4 million versus net income of $106 million, or $1.22 per share, for the first nine months of 1994. The decrease in net income, excluding the restructuring charges and asset write-downs, was attributable primarily to Dial's previously announced consumer products' program designed to effect reductions of trade customers' inventories during 1995, which was completed on an accelerated basis by September 30, 1995.

Consumer Products
For the first nine months of 1995, the Consumer Products Group's revenues of $1 billion were down $92 million or 8 percent from those of the 1994 period. The revenue decrease was primarily due to the accelerated completion of the previously reported program to effect reductions of trade customers' inventories. For the first nine months of 1995, Consumer Products reported an operating loss of $39.5 million, including the $135.6 million of restructuring charges and asset write-downs, versus operating income of $120.6 million in the 1994 period. Excluding these charges, operating income for the first nine months of 1995 was $96.1 million, down $24.5 million or 20 percent from the operating income of the 1994 period. Operating margins decreased to 9.5 percent from 10.9 percent in the 1994 period due primarily to the acceleration of the inventory reduction program. The division comments below exclude the effects of the restructuring charges and asset write-downs.

Personal Care division's revenues declined $17.9 million while operating income increased $2.1 million compared to the first nine months of 1994. Sales volumes were down as a result of the accelerated completion of the inventory reduction program. Operating income increased as a result of reductions in trade spending, marketing expenditures and other cost reduction programs.

The Food division's revenues declined $31.7 million from the first nine months in 1994 due to a planned reduction of microwaveable meals, lower sales of chili and stew, and the trade inventory reduction program. Operating income decreased $4 million as a result of the lower sales volumes and accelerated completion of the inventory reduction program, offset partially by lower manufacturing and administrative costs.

The Household division's first nine months' revenues and operating income decreased $2.6 million and $9.2 million, respectively, over the same period in 1994, due primarily to the accelerated completion of the inventory reduction program. In addition, heavy promotional expenditures were made for Renuzit and Dial Dish in the third quarter of 1995. Fabric softeners and other products also faced intensive price and promotion competition.

Revenues of the Detergent division for the first nine months of 1995 decreased $40.2 million due to high sales to trade customers in the fourth quarter of 1994, volume softness in dry detergents, and a planned inventory reduction program accelerated for completion in the third quarter of 1995. Operating income declined $15.5 million as a result of the reduced volume, higher raw material costs, and increased marketing and distribution expenditures.

International division's revenues increased $400,000 compared to the first nine months of 1994, due principally to an acquisition made early in the third quarter of 1995 which was partially offset by the devaluation of the Mexican peso in the first quarter of 1995. Operating income increased $2.1 million due to a more profitable sales mix.

Services
Combined Services revenues for the first nine months of 1995 were $1.6 billion, $114.3 million (7 percent) greater than that of the 1994 period. Combined Services reported operating income of $90.8 million for the first nine months, after deducting the $55.5 million write-down of Premier Cruise Lines' assets and including a $3.5 million gain on the curtailment of certain postretirement medical benefits in the Convention Services segment. Excluding the asset write-downs and the gain on curtailment of benefits, Combined Services posted an 11 percent increase in operating income.

     Airline Catering and Services. These companies' revenues and operating income of $603.9 million and $49.5 million, respectively, were up $38.7 million (7 percent) and $4.6 million (10 percent), respectively, from those of 1994's first nine months. The increase was due to having all United flight kitchens acquired during 1994 fully operational this year as the start-up of newly acquired flight kitchens continued during the 1994 first half. Seven new aircraft service locations and other new business from continuing locations also contributed to the increase, partially offset by the effect of further airline meal service cutbacks on certain domestic flights of short duration. Operating margins improved to 8.2 percent from 1994's 8 percent, as the United flight kitchens reached normal efficiency levels during 1995 versus the start-up and training period in 1994.

     Convention Services. Convention Services' nine month revenues of $416.3 million were 7 percent greater than the 1994 period, primarily due to new locations. Excluding the one-time curtailment gain described above, operating income decreased 2 percent to $38 million. Operating margins decreased to 9.1 percent from 10 percent, due largely to the effects of shows not repeated each year and by higher costs of staging shows in certain locales.

     Travel and Leisure and Payment Services. For the first nine months of 1995, revenues of these companies were $621.6 million, up $46.8 million (8 percent). For the first nine months, these companies reported an operating loss of $200,000, including the previously described $55.5 million write-down of Premier Cruise Lines' assets. Excluding the asset write-downs, operating income for the first nine months would have ben $55.3 million, up 22 percent from that in the 1994 period. Dial's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income were higher by $11.5 million and $5.3 million, respectively, for the 1995 and 1994 nine month periods. Operating margins, on the fully taxable equivalent basis, increased to 10.6 percent from 8.7 percent in the 1994 nine month period.

Canadian transportation services companies' revenues increased $34.4 million over the 1994 nine month period while operating income increased $3.1 million. Revenue increases from the acquisition of a tour operator in the second quarter of 1995, strong growth in existing package tour operations, improved hotel occupancy and average room rates, and higher Courier Express, sightseeing and snowfield revenues were partially offset by a decrease in charter revenues as a result of redeployment of the bus fleet to passenger route acquisitions in mid-1994. Operating income increases are attributed to the revenue increases as well as cost reduction programs, which more than offset the expense of terminating a small joint venture in the second quarter of 1995.

Duty Free airport and shipboard concession revenues declined $8.2 million from the first nine months of 1994, due primarily to the loss of a major shipboard concession in 1994 and fewer passenger days for continuing business. Operating income improved $300,000, due mostly to lower operating expenses and the effect of higher passenger per day revenue.

Cruise revenues were down $2.6 million from 1994's first nine months due to having two ships in drydock for repairs for a total of 44 ship days during the first quarter of 1995. In addition, the Star/Ship Majestic was taken out of service in February as Dial commenced a four-year charter arrangement to lease the ship to a European operator. Excluding the $55.5 million of asset write-downs taken in the third quarter, operating results improved $4.3 million due to lower expenses resulting from cost reduction efforts and operating one less vessel.

Travel tour service revenues and operating income improved $3.9 million and $1.5 million, respectively, over the first nine months of 1994, due primarily to improved passenger volumes, favorable foreign exchange rates, and the acquisition of a new tour operator in Ireland in June 1995.

Food service revenues improved $700,000 over the first nine months of 1994. Increased business at General Motors and at America West Arena was offset by closed fast food outlets and the sale of a non-core operation in the second quarter of 1995. Operating income of the food service companies declined $300,000 from the same period in 1994. Operating income generated from higher revenues was offset by certain one-time costs associated with the sale of the non-core operation.

On a fully taxable equivalent basis, revenues of payment services increased $26.5 million over those of 1994's first nine months, due principally to increased investment income, revenues from new product lines and increased realized investment gains. Investment income increased due to higher rates and greater funds invested than in 1994. On a fully taxable equivalent basis, operating income increased $11.9 million, including the increased realized investment gains, moderated principally by higher commission expense for official checks and other volume related costs.

Interest Expense
Interest expense for the first nine months of 1995 increased $11.6 million over the first nine months of 1994, as both debt levels and interest rates on floating-rate debt were higher than in 1994. Debt level increases are primarily due to the purchase of the Star/Ship Majestic in February 1995 and the Star/Ship Atlantic in July 1995.


Income Taxes
The effective tax rate for the first nine months of 1995 was 49.5 percent. Excluding the effects of the restructuring charges and asset write-downs, the effective tax rate was 35.7 percent, down from 37.4 percent in the comparable period of 1994. On this basis, the reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Dial's payment services subsidiary.

Liquidity and Capital Resources:

The Dial Corp's total debt at September 30, 1995 was $809.2 million compared with $745.5 million at December 31, 1994. The debt-to-capital ratios at September 30, 1995 and December 31, 1994 were 0.58 to 1 and 0.56 to 1, respectively. The increase in the debt-to-capital ratio was due primarily to higher debt and the impact of restructuring charges and asset write-downs. The increase in debt was attributable primarily to the purchases of two cruise ships which were previously leased: the Star/Ship Majestic in February 1995 and the Star/Ship Atlantic in July 1995.

There were no other material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1994.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

There were no material developments in the lawsuits described in
Item 1, "Legal Proceedings," of Dial's Form 10-Q for the quarterly period ended June 30, 1995.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 1995.

Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibit No. 10.G - Copy of Travelers Express
             Company, Inc. Supplemental Pension Plan amended and restated on June 12, 1995.

             Exhibit No. 11 - Statement Re Computation of Per Share
             Earnings

             Exhibit No. 27 - Financial Data Schedule

      (b) A Report on Form 8-K dated September 26, 1995 was filed by the registrant during the quarter for which this report is filed. The Form 8-K reported under Item 5 a plan to take restructuring and other one-time charges of approximately $130 million after-tax in the third quarter of 1995. The related Dial Press
             Release was filed as Exhibit 20 in Item 7 of the Form 8-K.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE DIAL CORP
                                           (Registrant)

November 14, 1995                          By /s/ Richard C. Stephan
                                           -------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)