Form 10-K405
period 1995-12-31
DIAL CORP /DE/
filed 1996-03-26
CIK 884219

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                         ---------------------
                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995
Commission File Number 001-11015
             -------------------------------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

  As of March 15, 1996, 94,345,996 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $2.73 billion.

                 DOCUMENTS INCORPORATED BY REFERENCE

          Documents                    Where Incorporated
          ---------                    ------------------
A portion of Proxy Statement for
 Annual Meeting of Shareholders
    to be held May 14, 1996                 Part III

                                PART I

ITEM 1.   BUSINESS.

     The Dial Corp ("Dial" or "Corporation"), conducts a consumer products and services business primarily focused on North American markets producing annual revenues of approximately $3.6 billion. Dial has announced plans for a strategic restructuring of these businesses which will separate Dial into two publicly-traded companies: one comprised of the consumer products business and the other of the services business. See "Restructuring Transactions and Dispositions."

     Dial's CONSUMER PRODUCTS segment operates in four major categories, as follows:

               PERSONAL CARE, which manufactures and markets
          DIAL, TONE, SPIRIT, PURE & NATURAL and LIQUID DIAL soaps, and other soap and personal care products;

               DETERGENT, which manufactures and markets
          PUREX, TREND and BABY SOFT dry and liquid detergents, and other laundry detergent products;

               HOUSEHOLD, which manufactures and markets
          RENUZIT air fresheners, DIAL dishwashing detergents, BRILLO scouring pads, SNO BOL toilet bowl cleaners, PARSONS and BO-PEEP ammonia, BRUCE floor care products, CAMEO powdered cleanser, PUREX TOSS 'N SOFT sheet fabric softeners, PUREX
          RINSE 'N SOFT and PUREX STA PUF liquid fabric softeners, and other household items; and

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

               CONVENTION SERVICES, which provides exhibit design and construction and exhibition preparation, installation, electrical, transportation and management services to major trade shows, manufacturers, museums, and exhibit halls and other customers; and

               TRAVEL AND LEISURE AND PAYMENT SERVICES, which offers money orders through a national network of retail agents, provides official checks and negotiable instrument clearing services to mid-size bank customers and credit unions, and provides home banking and remote bill payment services; engages in cruise line and hotel/resort operations, recreation and travel services, Canadian intercity bus transportation, and operation of duty-free shops on cruise ships and at international airports; and operates restaurants, fast food outlets and contract foodservice facilities and concessions ranging from cafeterias in manufacturing plants to corporate executive dining rooms to the food and beverage facilities of the Phoenix, Arizona, America West Arena.

     Dial subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, Guatemala and Mexico. The Corporation also conducts business in certain other foreign countries.

     Dial had approximately 200 employees at its corporate center at December 31, 1995, providing management, financial and accounting, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Dial is managed by a Board of Directors comprised of 9 nonemployee directors and two employee directors and has an executive management team consisting of seven Dial officers and eight principal executives of significant operating divisions or companies.

     Dial's corporate headquarters and certain Consumer Products division and subsidiary activities are located in Phoenix, Arizona, in a modern high-rise building. A portion of the headquarters building is rented to unaffiliated tenants.

     A description of each of the Dial business segments and recent developments in each follows.

CONSUMER PRODUCTS SEGMENT
     CONSUMER PRODUCTS is a leading producer and marketer of personal care, detergent, household and shelf-stable food products. This segment originated as the grocery products division of Armour and Company, and has been expanded in recent years to include PUREX household and laundry products, BORAXO household and industrial specialty products, BRECK hair care products and RENUZIT air fresheners and other consumer products. The segment manufactures and markets a variety of products, including bar and liquid soaps, liquid and powdered detergents, antiperspirants, hairsprays, shampoos, hair conditioners, bleaches, fabric softeners, soap pads, air fresheners, floor care products, household cleaners, fabric sizing, laundry starch products, borax and industrial specialties products, microwaveable food products, canned meat products, and packaged food products.

     PERSONAL CARE
     Personal Care products are marketed under a number of brand names, including DIAL, MOISTURIZING DIAL PLUS, MOUNTAIN FRESH DIAL, DIAL FOR KIDS, TONE, PURE & NATURAL, SPIRIT and FELS NAPTHA soaps, LIQUID DIAL antibacterial soap, BORAXO powdered hand soap and DIAL antiperspirant. Personal Care also markets the BRECK line of hair care products, including hairsprays, shampoos and hair conditioners. DIAL bar soap is the nation's leading deodorant soap and LIQUID DIAL soap is the nation's leading antibacterial liquid soap. SPIRIT bar soap, a three-in-one combination bar that cleans, moisturizes and provides deodorant protection, is distributed nationally, as is TONE, a complexion and moisturizing bar with cocoa butter, and many of the Corporation's other personal care products. In 1995, Personal Care introduced three new product lines: a Dial Ultra Skin Care line, including a bath bar, a body wash and a liquid hand soap; a complete line of Nature's Accents skin care products; and the K y line of hair care products. Several of the Dial Ultra Skin Care and Nature's Accent products are produced in Guatemala by ISC International Ltd. and its subsidiary companies which were acquired by Dial in July 1995.
     Personal Care also markets hotel amenity products, including personal-size bar soaps under the DIAL, TONE and PURE & NATURAL labels, and industrial specialties products, including hand soaps sold under the BORAXO and 20 MULE TEAM trademarks, hand and body cleansers for the medical market and hand cleaners for the automotive market.

     DETERGENT
     Detergent products include brands such as PUREX liquid and powder laundry detergents, TREND liquid and powder detergents, DUTCH and INSTANT FELS powder detergents, and PUREX BABY SOFT powder and liquid detergents. Nationally, PUREX is the second largest brand used in the detergent category.
     In 1995, the PUREX BABY SOFT powder and liquid line of detergents was introduced on a national basis, and TREND liquid detergent was expanded nationally.

     HOUSEHOLD
     Household products include brands such as RENUZIT air fresheners, including RENUZIT Adjustable, RENUZIT Aerosol, RENUZIT ROOMMATE and RENUZIT LONGLAST ELECTRIC, BRILLO soap pads, SNO BOL toilet bowl cleaners, CAMEO powdered cleanser, PARSONS and BO-PEEP ammonia, PUREX TOSS 'N SOFT sheet fabric softeners, RINSE 'N SOFT and STA PUF liquid fabric softeners, MAGIC sizing and starch, STA-FLO starch, 20 MULE TEAM BORAX laundry additive and BRUCE floor care products.
     During the fourth quarter of 1994, Household introduced a line of DIAL dishwashing detergents, consisting of DIAL dish powder and gel detergents for use in automatic dishwashers and a liquid DIAL dish soap which also kills germs on hands. In 1995, Household introduced RENUZIT NEW NATURALS, a line of aerosol air fresheners.

     FOOD
     In the shelf-stable food category, the Food division markets ARMOUR STAR and TREET canned meats, LUNCH BUCKET microwaveable meals and CREAM corn starch. ARMOUR STAR products maintain a strong market position in the canned meats category. ARMOUR STAR Vienna sausage, potted meat and sliced dried beef lead their respective segments on a national basis, and ARMOUR STAR canned meats now account for approximately one-sixth of all canned meat sales in the United States.
     During 1995, Food introduced two line extensions, ULTIMATE CHILI LOVERS' CHILI and DELI STYLE Salads, and two new product lines, ARMOUR STAR BIG ONES MEAT STICKS and NO MORE LUMPS All-Purpose Thickener.

     CUSTOMERS
     CONSUMER PRODUCTS sells to thousands of customers, primarily in the United States, including supermarkets, drug stores, wholesalers, mass merchandisers, membership club stores, distributors and other outlets. These customers are served by a national sales organization of approximately 320 employees organized into 4 individual sales divisions plus specialized sales operations which sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers. In addition, customers are served by a national broker sales organization and a national retail merchandising organization.

     RAW MATERIALS
     Ample sources of raw materials are available with respect to all major products of the CONSUMER PRODUCTS segment.

     COMPETITION
     CONSUMER PRODUCTS competes primarily on the basis of brand equity, brand advertising, customer service, product performance, and product quality at competitive retail price points. Its operations must compete with numerous well-established local, regional and national companies, some of which are very large and act aggressively in obtaining and defending their products' market shares and brands. Principal competitors, in one or more categories, are The Procter & Gamble Company, Colgate-Palmolive Company, Lever Brothers Co., American Home Food Products, Hormel Foods Corp., The Clorox Company, Church & Dwight Co., Inc., and S.C. Johnson & Son, Inc.

SERVICES SEGMENTS
     SERVICES is built around several company groups which are leading competitors in their businesses, including companies engaged in airline catering (Dobbs International Services), airplane fueling and ground handling (Aircraft Service International), convention services (GES Exposition Services and Exhibitgroup/Giltspur), payment services (Travelers Express), contract foodservices (Restaura), Canadian intercity bus passenger and package express service (Greyhound Lines of Canada), family cruises (Premier Cruise Lines), airport and cruise ship duty-free businesses (Greyhound Leisure Services), and travel services (Brewster Transport, Jetsave and Crystal Holidays).

     AIRLINE CATERING AND SERVICES
     Airline catering and aircraft fueling and other ground-handling operations are conducted through the Dobbs International Services and Aircraft Service International groups of companies. Dobbs International, which has been conducting airline catering operations since 1941, is the second largest domestic in-flight caterer. At the end of 1995, Dobbs International's in-flight catering operations provided in-flight meals to more than 80 domestic and international airlines at 47 airports in the United States and 5 airports in foreign countries. Dobbs International has been involved in a "Quality Improvement Process" for many years and has been recognized for its innovations by its customers and suppliers.
     The Aircraft Service International group of companies provides aircraft ground-handling services such as aircraft fueling, aircraft cleaning and baggage handling for major domestic and foreign airlines at 37 airports throughout the United States and in Freeport, Bahamas and London, England.
     Dobbs International and Aircraft Service International are focused on meeting the outsourcing needs of the airline industry, providing a lower-cost alternative to those airlines which are committed to reduce costs and operate more profitably.

     CONVENTION SERVICES
     Convention services are provided by the Corporation's GES Exposition and Exhibitgroup companies. GES Exposition, the nation's leading supplier of convention services, provides decorating, exhibit preparation, installation, electrical, transportation and management services for conventions and tradeshows.
     In January 1995, GES Exposition acquired Panex Show Services Limited and Stampede Display and Convention Services Limited, two Canadian companies that provide tradeshow and exposition services in Toronto, Calgary and Edmonton. Another Canadian company, Exposervice Standard Inc., a Montreal based tradeshow and exposition service company, was acquired in January 1996. GES Exposition also acquired Concept Convention Services, Inc. in July 1995, and Badger Exposition Services, Inc. and related businesses in September 1995. Concept and Badger are regional exposition services companies headquartered in Phoenix, Arizona, and Milwaukee, Wisconsin, respectively.
     Exhibitgroup is a designer and builder of convention exhibits and displays, with manufacturing facilities in 15 U.S. cities and in Toronto, Canada. During 1995, Exhibitgroup expanded its operations by asset acquisition of All West Display Inc., a company headquartered in Portland, Oregon, and Displaymasters, Inc. and Deaton Museum Services, Inc., companies headquartered in Minneapolis, Minnesota. Exhibitgroup also acquired Giltspur Inc. and certain affiliated companies in October 1995. The combined businesses of Exhibitgroup and Giltspur are conducted under the trade name Exhibitgroup/Giltspur, and constitute the largest exhibit and display business in the nation.

     TRAVEL AND LEISURE AND PAYMENT SERVICES
     Travel and leisure services are provided by the Premier Cruise Lines, Greyhound Leisure Services, Jetsave, Crystal Holidays, Greyhound Lines of Canada and Brewster Transport business units.
     Premier Cruise Lines provides three-day and four-day BIG RED BOAT cruises from Port Canaveral, Florida, to the Bahamas and specializes in seven-day vacations which combine a cruise with a three-day or four-day Orlando theme park vacation. Premier operates two cruise ships, the 38,772-ton Star/Ship Oceanic and the 35,143-ton Star/Ship Atlantic. Cruise destinations offer various underwater diving and snorkeling attractions, historical tours, sandy beaches and shopping opportunities. In February 1995, Premier Cruise Lines exercised its option to purchase the 17,042-ton Star/Ship Majestic, which had previously been leased and used to offer cruises from ports other than Port Canaveral, and leased it to a European cruise company under a 4-year bareboat charter agreement. In July 1995, Premier Cruise Lines also exercised its option to purchase the Star/Ship Atlantic, which had previously been leased by the Company.
     Greyhound Leisure Services operates duty-free shopping concessions on 42 cruise ships and also operates duty-free shops at the Chicago, Miami and Fort Lauderdale/Hollywood Florida
international airports.   Other recreation and travel services
are provided under the Jetsave and Crystal Holidays names. Jetsave and Crystal Holidays are leading United Kingdom operators of tour packages and specialty tours throughout Europe, and from Europe to the United States, Canada and the Bahamas.
     Greyhound Lines of Canada Ltd. ("GLOC"), a Canadian publicly traded company, is a 69%-owned subsidiary which operates the largest intercity bus transportation system for passengers, charter service and package express in Canada. Routes connect with those of other intercity bus carriers, providing interconnecting service to areas of the United States and Canada not served directly by GLOC. GLOC owns and operates 425 intercity coaches. Brewster Transport Company, Ltd., a subsidiary of GLOC, operates tour and charter buses in the Canadian Rockies, and engages in travel agency, hotel and snocoach tour operations. In May 1995, Brewster acquired TransPacific Tours Limited, a package tour company with significant access to the Japanese marketplace, and in July 1995, disposed of its joint venture interest in the Mt. Norquay ski facility in Banff, Alberta, Canada. Brewster owns and operates 84 intercity coaches and 14 buses, as well as 14 snocoaches which transport sightseers on tours of the glaciers of the Columbia Icefield.
     Dial's payment services business is conducted by the Travelers Express group of companies which engages in the sale of money orders to the public through approximately 43,000 agent locations in the United States and Puerto Rico. Travelers Express is the nation's leading issuer of money orders, processing over 249 million money orders in 1995. Travelers Express provides processing services for approximately 6,000 credit unions and other financial institutions which offer share drafts (the credit union industry's version of a personal check), official checks (used by financial institutions in place of their own bank check or cashier's check) or money orders. Republic Money Order Company, a Travelers Express unit, is a leader in the issuance of money orders through chain, convenience and supermarket stores and in money order-issuance technology. In December 1994, Travelers Express expanded its business, beginning operation of an automated bill payment product and related assets purchased from BUYPASS Corporation, a leading point-of-sale processing company, supported by an operating relationship with that company to provide an electronic processing service for in-person utility bill payment. In October 1995, Travelers also acquired PayMate, Inc., a supplier of home banking and remote bill payment services.
     The Restaura group of companies' contract foodservice division serves meals to workers at approximately 200 locations, including employees of major companies such as General Motors, IBM and Ford, through cafeteria, executive dining room and vending operations. Restaura also acts as the prime concessionaire for all food and beverage services at the Phoenix, Arizona, America West Arena and operates 7 historic lodges in and around Glacier National Park in Montana and Canada.

     COMPETITION
     SERVICES companies generally compete on the basis of price, quality, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, cruise lines, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of business automation and technology and Dobbs International also competes on the basis of reliability, condition of kitchen facilities and truck fleet, and on-time record. The U.S. Postal Service and First Data Corporation are the principal competition of Travelers Express, and Caterair International/Sky Chefs is the principal competitor of Dobbs International. On a national basis, Freeman Decorating Company is the principal competitor of GES Exposition.
     GLOC competes primarily on the basis of price and service. Principal competitors include airlines, railroads, private automobiles and other intercity bus lines.

PATENTS AND TRADEMARKS
     United States patents are currently granted for a term of 20 years from the date a patent application is filed. The Dial companies own a number of patents which give them competitive advantages in the marketplace, including a number of patents owned by Exhibitgroup/Giltspur covering exhibit systems and by Travelers Express for automated money order dispensing systems. The Travelers Express patents cover security, automated reporting and control, and other features which are important in the issuance of money orders. CONSUMER PRODUCTS also has the right, pursuant to license agreements, to operate under certain third-party patents covering specific technologies.
     United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Dial companies maintain a portfolio of trademarks representing substantial goodwill in the businesses using the marks.
     Many trademarks used by CONSUMER PRODUCTS, including DIAL, PURE & NATURAL, ARMOUR STAR, TONE, TREET, PARSONS, BRUCE, CAMEO, PUREX, DUTCH, RENUZIT, BRILLO, SNO BOL, BRECK, TREND, PUREX TOSS N' SOFT, STA PUF, FLEECY WHITE, BABY SOFT, 20 MULE TEAM, BORAXO, LUNCH BUCKET, and MAGIC, and by SERVICES, including the DOBBS, PREMIER CRUISE LINES, BIG RED BOAT, GILTSPUR and TRAVELERS EXPRESS service marks, have substantial importance and value.
Use of the ARMOUR and ARMOUR STAR trademarks by CONSUMER PRODUCTS is permitted by a perpetual license granted by ConAgra, Inc. and use of the 20 MULE TEAM trademark is permitted by a perpetual license granted by U.S. Borax, Inc. In addition, in connection with their businesses, certain subsidiaries within SERVICES use the Greyhound and the Image of the Running Dog marks, which are owned by the Corporation.

GOVERNMENT REGULATION
     Substantially all of the operations of CONSUMER PRODUCTS and many of the operations of SERVICES are subject to various federal laws and agency regulations, in particular, the Food, Drug and Cosmetic Act, the Food and Drug Administration, the Department of Agriculture, the Federal Maritime Commission, and various state laws and regulatory agencies. In addition, other subsidiaries of Dial are subject to similar laws and regulations imposed by foreign jurisdictions. Both rates and routes of GLOC are regulated by federal and provincial authorities of Canada.

ENVIRONMENTAL
     Dial is subject to various environmental laws and regulations of the United States as well as of the states and other countries in whose jurisdictions Dial has or had operations, and is subject to certain international agreements. As is the case with many companies, Dial faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Dial is a party to certain environmental disputes, Dial believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of any potential insurance recovery, should not have a material adverse effect on Dial's financial position or results of operations.

EMPLOYEES

                    EMPLOYMENT AT DECEMBER 31, 1995

                                            EMPLOYEES COVERED BY
                    APPROXIMATE NUMBER OF   COLLECTIVE BARGAINING
SEGMENT                   EMPLOYEES                AGREEMENTS
-------             ---------------------   ---------------------

Consumer Products*             4,000                   1,700
Airline Catering and
     Services                 14,600                   8,400
Convention Services            3,900                   1,500
Travel and Leisure and
     Payment Services          7,600                   3,200


     Dial believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 1996 will be renegotiated in the ordinary course of business without adverse effect on Dial's operations.

     * Dial announced in the third quarter of 1995 that it intends to close six plants which would result in a reduction in workforce of approximately 700 employees. Approximately 100 of such employees were terminated prior to December 31, 1995.


SEASONALITY
     The first quarter is normally the slowest quarter of the year for Dial. Consumption patterns, marketing practices and competition cause CONSUMER PRODUCTS' revenues and operating income to be highest in the second and fourth quarters. Due to increased leisure travel during the summer and year-end holidays, Dial's airline catering, cruise ship and intercity bus travel operations experience peak activity at these times. Convention service companies generally experience increased activity during the first half of the year. As a result of these factors, Dial's 1995 quarterly earnings per share from continuing operations, excluding the $1.32 per share for restructuring charges and asset write-downs ($117,200,000, net of tax benefit of $73,900,000) recorded in the third quarter of 1995, as a percentage of the full year's earnings on this same basis were approximately 18% (first quarter), 41% (second quarter), 23% (third quarter), and 18% (fourth quarter).

RESTRUCTURING TRANSACTIONS AND DISPOSITIONS
     On February 15, 1996, Dial announced that its Board of Directors had approved in principle a proposal for a strategic restructuring which would separate Dial's consumer products and services businesses so that each will be an independent and more focused publicly traded company.
     The proposed restructuring plan is subject to final approval by the Board of Directors and to certain conditions, including the receipt of a ruling from the Internal Revenue Service that the proposed transaction is tax-free and confirmation that each of the two separate companies will retain investment-grade credit ratings. The separation is expected to be completed by year end.
     In addition to the proposed separation of CONSUMER PRODUCTS and SERVICES, in November 1995, GLOC announced a proposed transaction pursuant to which the GLOC transportation business and the Brewster tourism business would be separated. It was also announced at that time that GLOC was exploring an air services initiative that would link the GLOC bus transportation operations with an air service to form a low cost intermodal transportation system. Both GLOC matters continue under development at March 1, 1996.
     These proposed separation transactions follow significant restructuring transactions implemented by Dial in 1992 and 1993. In August 1993, Dial completed the initial public offering of all of the stock of Motor Coach Industries International, Inc., formerly its transportation manufacturing and service parts segment. The sale followed the March 1992 spin-off of all of the stock of GFC Financial Corporation (now The FINOVA Group Inc.), a corporation which had comprised substantially all of the financial services and insurance businesses of Dial.
     See Notes A and D of Notes to Consolidated Financial Statements for further information concerning Restructuring Transactions and Dispositions.

RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS
     During the third quarter of 1995, Dial took restructuring charges and asset write-downs totaling $117,200,000 (net of tax benefit of $73,900,000), equal to $1.32 per share. These charges provided for a business-based reorganization of Dial's consumer products group through plant closings, work-force reductions, and correction of certain product lines. In addition, carrying values of certain Premier Cruise Lines' assets and intangibles were written down, in light of current and anticipated conditions in its cruise market.
     See Note C of Notes to Consolidated Financial Statements for further information concerning Restructuring Charges and Asset Write-Downs.

SHELF REGISTRATION
     In July 1994, the Corporation filed a shelf registration with the Securities and Exchange Commission covering $500 million of debt and equity securities. To date, no securities have been offered under the registration.

BUSINESS SEGMENTS
     Principal business segment information is set forth in
Exhibit 13 attached hereto and made a part hereof.

ITEM 2.   PROPERTIES.
     Dial's modern headquarters building, a 24-story, approximately 484,000 square foot building in Phoenix, Arizona, is owned by a joint venture between two subsidiaries of Dial. Dial owns a 200,000 square foot facility in Scottsdale, Arizona, which is used by the CONSUMER PRODUCTS segment to conduct much of its research, technical, administrative and other activities.
     CONSUMER PRODUCTS operates 12 plants in the United States, 1 plant in Mexico, 1 plant in Guatemala and 1 plant in England, and 5 sales and administration offices in 5 foreign countries. Fourteen of the plants are owned; 1 plant and 3 of the offices are leased. Principal manufacturing plants are as follows:

LOCATION            SQ. FEET       PRODUCTS MANUFACTURED
--------            --------       ---------------------

Aurora, IL          451,000        Bar Soaps

Fort Madison, IA    447,000        Canned Meats, Microwaveable
Meals

St. Louis, MO       272,400        Fabric Softener, Dry and
Liquid
                                   Laundry Detergents

Bristol, PA         261,800        Dry Detergents

Hazelton, PA        214,470        Liquid Detergents, Ammonia,
                                   Scouring Pads, Fabric Softener
and
                                   Liquid Soaps

London, OH          140,000        Scouring Pads and Fabric
Softeners

Guatemala           100,000        Translucent Bar Soaps

Auburndale, FL*     208,000        Bleach, Ammonia, Fabric
Softener,
                                   Liquid Laundry Detergents

Memphis, TN*        130,000        Dial Liquid Soap, Shampoos and
                                   Conditioners, Antiperspirants,
                                   Hotel Amenities (shampoos,
                                   conditioners and hand lotions)


     * Plant is expected to be closed in 1996 and production will be moved to other Dial plants or contract manufacturers.



     AIRLINE CATERING AND SERVICES operates 8 administrative offices, 37 airline service locations and 66 catering kitchens. All of the properties are in the United States, except for 2 office/airline service locations and 5 catering kitchens which are located in foreign countries. Twelve of the catering kitchens are owned. Two of the catering kitchens and 10 of the airline service locations are provided by airlines to which services are rendered. All other properties are leased.
     CONVENTION SERVICES operates 58 offices and 75 exhibit construction and warehouse facilities. All of the properties are in the United States, except for 4 offices and 4 warehouse facilities which are located in foreign countries. One of the offices and two of the warehouses are owned; all other properties are leased.
     TRAVEL AND LEISURE AND PAYMENT SERVICES operates 28 offices, 26 foodservice facilities, 5 retail stores, 149 duty-free shops, 2 cruise ships, 12 warehouses and 9 hotels/lodges with ancillary foodservice and recreational facilities, and an icefield tour facility. In addition, 150 foodservice facilities are made available by firms to which services are provided. All of the properties are in the United States, except for 8 offices, 1 foodservice facility, 2 retail stores, the icefield tour facility and 2 hotels, which are located in foreign countries; approximately 125 duty-free shops are operated in international waters on board cruise ships. Travel and Leisure and Payment Services owns 3 hotels and has a partial interest in one hotel for which it is also the lessee and operator; 5 of the hotels are operated pursuant to a concessionaire agreement. The 2 cruise ships, 1 warehouse and 3 of the foodservice facilities are owned; all other properties are leased. Additionally, Travel and Leisure and Payment Services owns a cruise ship which is leased to a European cruise company under a 4-year bareboat charter agreement that expires in February 1999.
     GLOC operates 10 terminals and 8 garages in Canada. Five terminals and 7 garages are owned; the other properties are leased. In addition, bus stop facilities at approximately 540 locations in Canada are provided by commission agents. Principal properties of GLOC are as follows:

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

ITEM 3.   LEGAL PROCEEDINGS.
     Several shareholder derivative complaints were filed in the Delaware Court of Chancery in late December 1995 and early January 1996 against members of the Company's Board of Directors, and against the Company as a nominal defendant. A lawsuit also was filed in the United States District Court, District of Arizona, on December 21, 1995, against the same parties, against a former member of the Company's Board, and against certain officers of the Company. The complaints variously allege fraud, negligence, mismanagement, corporate waste, invasion of privacy, intentional infliction of emotional distress, and breaches of fiduciary duty, and seek equitable relief and recovery from or on behalf of the Company for compensatory and other damages incurred by the Company or the Arizona case plaintiff as a result of alleged payment of excessive compensation, improper investments, or other improper activities. Dial and its counsel believe the claims are without merit.

     Dial also has been named defendant in multiple lawsuits (U.S. District Court, Eastern Division, Virginia (Norfolk Division) Spring 1993; Circuit Court of Kanawha County West Virginia, July 1995; District Court, Jefferson County, Texas, September 1995; Missouri Circuit Court, St. Louis, September 1995; U.S. District Court, New Mexico, October 1995; and Superior Court of California for the City of Los Angeles, July 1995) filed by several hundred former railroad workers claiming asbestos-related health conditions. Dial has tolling agreements in place with approximately 3,400 other claimants. The claims relate to former subsidiaries and their production of railroad equipment. Due to their preliminary nature, as well as potential insurance recoveries, the extent of the claims as they relate to Dial is not ascertainable at this time, however, Dial believes that any resulting liability will not materially affect its financial position or results of operations.

     During 1995, a federal grand jury resumed an investigation, which began in early 1994 and was inactive for approximately one year, of Dial's airline catering subsidiary's billing practices at several airport flight kitchen locations. The subsidiary has cooperated fully in the investigation, has identified certain mistakes made in invoices to certain airline customers and has tendered reimbursements as appropriate. Dial believes that the subsidiary and its employees did not intend to improperly invoice the airlines, that such invoicing was at worst an uncorrected mutual error by both the subsidiary and the airlines, and that any resulting liability, after taking into consideration amounts already provided for, will not materially affect its financial position or results of operations.

     Dial and certain subsidiaries are parties either as plaintiffs or defendants to various other actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. The pending cases range from claims for additional employment benefits to cases involving accidents, injuries, product liability or business contract disputes, certain of which involve claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against Dial. Although the amount of liability at December 31, 1995, with respect to these matters is not ascertainable, Dial believes that any resulting liability will not materially affect Dial's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
     No matters were submitted to a vote of securityholders during the fourth quarter of 1995.

OPTIONAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.
     The names, ages and positions of the executive officers of the Corporation as of March 15, 1996, are listed below:


                                                       EXECUTIVE
                                                       POSITION
NAME                AGE       OFFICE                   HELD SINCE
----                ---       ------                   ----------

John W. Teets       62        Chairman and Chief            1982
                              Executive Officer
                              and Director and
                              Chairman of Executive
                              Committee of Registrant

Andrew S. Patti     55        President and Chief           1986
                              Operating Officer and
                              Director of Registrant

Frederick G.        62        Vice President and            1977
Emerson                       Secretary of Registrant

L. Gene Lemon       55        Vice President-               1979
                              Administration of
                              Registrant

Ronald G. Nelson    54        Vice President-Finance        1987
                              and Treasurer of Registrant

Peter J. Novak      56        Vice President and General    1996
                              Counsel of Registrant

Richard C. Stephan  56        Vice President-Controller     1980
                              of Registrant

William L. Anthony  53        Executive Vice President-     1987
                              Administration and
                              Controller, Consumer
                              Products Group of Registrant

Ray Reed            39        Senior Vice President-        1995
                              General Manager, Food
                              Division, Consumer Products
                              Group of Registrant

Robert H. Bohannon  51        President and Chief           1993
                              Executive Officer of
                              Travelers Express Company,
                              Inc., a subsidiary of
                              Registrant

John E. Greenwell   48        Executive Vice President-     1994
                              General Manager,
                              Detergent Division,
                              Consumer Products Group
                              of Registrant

Frederick J.        61        President of Dobbs            1985
Martin                        International Services,
                              Inc., a subsidiary of
                              Registrant

Brent D. Bailey     43        Senior Vice President-        1994
                              General Manager,
                              Household Division,
                              Consumer Products Group
                              of Registrant

Norton D.           61        Chairman and Chief            1983
Rittmaster                    Executive Officer of GES
                              Exposition Services, Inc.,
                              a subsidiary of Registrant

Mark R. Shook       41        Executive Vice President-      1994
                              General Manager, Personal
                              Care Division, Consumer
                              Products Group of Registrant


Each of the foregoing officers, with the exceptions set forth below, has served in the same, similar or other executive positions with Dial or its subsidiaries for more than the past five (5) years.

         Prior to August 1995, Mr. Patti was President and Chief
Operating Officer of the Consumer Products Group of Registrant or
The Dial Corporation, a subsidiary of Registrant.

         Prior to 1994, Mr. Bailey was Vice President Marketing
(C.A.P.S. Division) of McGaw Inc. and prior thereto was Executive
Vice President and General Manager of New Business Development
(Personal Care Products) of Weyrhaeuser Company.

         Prior to February 1996, Mr. Novak was Deputy General
Counsel of Registrant, and prior to serving in that position was Group General Counsel of Registrant.

         Mr. Bohannon was elected as President and Chief
Executive Officer of Travelers Express Company, Inc. in 1993.
Prior thereto, he was a senior officer at Marine Midland Bank of Buffalo, New York.

         Since 1994, Mr. Greenwell has been an Executive or Senior Vice President of one or more divisions in Registrant's Consumer Products Group and prior thereto was Vice President Marketing of the Food Division and prior to that was Director of Marketing of the Household and Laundry Division of Registrant's Consumer Products Group.

         Prior to September 1994, Mr. Reed was Product Manager or a General Manager of Weight Watchers Food Company and OreIda
Foods, divisions of Heinz USA.

         Since 1990, Mr. Shook has been an Executive Vice
President-General Manager of one or more divisions in Registrant's Consumer Products Group.

         The term of office of the executive officers is until the next annual organization meetings of the Boards of Directors of Dial or appropriate subsidiaries, all of which are scheduled for May or June of this year.

         The Directors of Dial are divided into three classes, with the terms of one class of Directors to expire at each Annual Meeting of Stockholders. The current terms of office of John W. Teets and Andrew S. Patti are scheduled to expire at the 1997 Annual Meeting of Stockholders.


                                PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The principal market on which the common stock of Dial is traded is the New York Stock Exchange. The common stock is also listed for trading on the Pacific Exchange, and admitted for trading on the Midwest, Philadelphia and Cincinnati Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31, 1995:



                        SALES PRICE RANGE OF COMMON STOCK

CALENDAR             1995                    1994(1)
QUARTERS      HIGH           LOW       HIGH          LOW
--------      ----           ---       ----          ---

First         $26.125        $21.50    $22.6875      $19.75
Second         26.375         23.50     24.00         20.25
Third          25.625         20.875    23.75         19.75
Fourth         30.375         22.50     23.25         19.25



                   DIVIDENDS DECLARED ON COMMON STOCK

                                  1995           1994(1)
                                  ----           -------

February                          $ .15          $ .14
May                                 .15            .15
August                              .16            .15
November                            .16            .15
                                  -----          -----

              TOTAL               $0.62          $0.59


         (1) On May 10, 1994, the Corporation's Board of Directors declared a 2-for-1 stock split which was paid on July 1, 1994, to stockholders of record as of June 1, 1994. All Dial common stock sales price and dividend information has been restated to reflect the stock split.


         Regular quarterly dividends have been paid on the first business day of January, April, July and October.
         As of March 15, 1996, there were 94,345,996 holders of record of Dial's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
         Applicable information is included in Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

         Applicable information is included in Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         1.   Financial Statements--See Item 14 hereof.

         2.   Supplementary Data--See Condensed Consolidated
Quarterly Results in Exhibit 13.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         The information regarding Directors of the Registrant is included in Dial's Proxy Statement for Annual Meeting of Shareholders to be held on May 14, 1996 ("Proxy Statement"), and is incorporated herein and made a part hereof. The information regarding executive officers of the Registrant is found as an Optional Item in Part I hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         None.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

         (a) The following documents are filed as a part of the report:

              FINANCIAL STATEMENTS.
          The following are included in Exhibit 13: Independent
     Auditors' Report and consolidated financial statements
     (Balance Sheet, Income, Cash Flows, Common Stock and Other
     Equity, and Notes to Financial Statements).

              EXHIBITS.
3.A Copy of Restated Certificate of Incorporation of Dial, as amended through March 3, 1992.*

3.B       Copy of Bylaws of Dial, as amended through February 13,
          1996.*

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

 4.B1     Copy of First Amendment to Amended and Restated Credit
          Agreement dated as of September 23, 1994 filed as
          Exhibit 4.B1 to Dial's 1994 Form 10-K, is hereby incorporated by reference.

4.B2      Copy of Second Amendment to Amended and Restated Credit
          Agreement dated as of November 8, 1995.*

10.A      Copy of Employment Agreement between Dial and John W.
          Teets dated June 20, 1995, filed as Exhibit 10.A to
          Dial's Second Quarter 1995 Form 10-Q is hereby incorporated by reference.+

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

10.C2     Copy of amendment dated August 18, 1993, to Dial's
          Supplemental Pension Plan, filed as Exhibit 10.C to
          Dial's Second Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.D      Copy of Dial's Deferred Compensation Plan for
          Directors, adopted November 20, 1980, as amended through February 21, 1991, filed as Exhibit (10)(H) to
          Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.E Copy of The Dial Corp Management Incentive Plan, filed as Exhibit 10.E to Dial's First Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.F1     Copy of form of Executive Severance Agreement between
          Dial and three executive officers, filed as Exhibit
          (10)(G)(i) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.F2     Copy of forms of The Dial Corp Executive Severance
          Plans covering certain executive officers, filed as Exhibit (10)(G)(ii) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.G      Copy of Travelers Express Company, Inc. Supplemental
          Pension Plan amended and restated on June 12, 1995, filed as Exhibit 10.G to Dial's Third Quarter 1995 Form
          10-Q, is hereby incorporated by reference.+

10.H1 Copy of Dial's 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Dial's Registration Statement on Form S-8 (Registration No. 33-41870), is hereby incorporated by reference.+

10.H2     Copy of amendment, effective August 1, 1994, to Dial's
          1983 Stock Option and Incentive Plan, filed as Exhibit
          10.H2 to Dial's 1994 Form 10-K, is hereby incorporated by reference.+

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

10.J Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Dial's 1985 Form 10-K, is hereby incorporated by reference.+

10.K Copy of Dial's Director's Retirement Benefit Plan, filed as Exhibit (10)(R) to Dial's 1988 Form 10-K, is hereby incorporated by reference.+

10.L Copy of The Dial Corp Performance Unit Incentive Plan, filed as Exhibit 10.L to Dial's First Quarter 1995 Form
          10-Q, is hereby incorporated by reference.+

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

10.T      Copy of The Dial Corp Director's Charitable Award
          Program as amended through March 15, 1996.*+

10.U      Copy of Employment Agreement between The Dial Corp and
          Andrew S. Patti, dated February 16, 1996.*+

10.V      Copy of GES Exposition Services, Inc. Supplemental
          Executive Retirement Plan effective August 1, 1995.*+

11        Statement Re Computation of Per Share Earnings.*

13        Financial Information set forth in Annual Report to
          Securityholders.*

21        List of Subsidiaries of Dial.*

23 Consent of Independent Auditors to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their reports contained in or incorporated by reference into this report.*

24        Power of Attorney signed by directors of Dial.*

27        Financial Data Schedule.*


------------------

*Filed herewith.
+Management contract or compensation plan or arrangement.

Note: The 1995 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.

(b)  REPORTS ON FORM 8-K.
         The Corporation filed no reports on Form 8-K during the last quarterly period covered by this report. A report on Form 8-K dated February 15, 1996, was filed by the Registrant on February 21, 1996. The Form 8-K reported under Item 5 a proposal to separate the Consumer Products and Services businesses into two publicly traded companies. The related Dial Press Release was filed as Exhibit 99 in Item 7 of the Form 8-K.

                               SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 20th day of March, 1996.


                                  THE DIAL CORP


                                  By:  /s/  John W. Teets
                                            Chairman and
                                            Chief Executive
                                            Officer


         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                  Principal Executive Officer


Date:    March 20, 1996           By:  /s/  John W. Teets
                                            Director; Chairman
                                            and Chief
                                            Executive Officer




                                  Principal Financial Officer


Date:    March 20, 1996           By:  /s/  Ronald G. Nelson
                                            Vice President-
                                            Finance and
                                            Treasurer




                                  Principal Accounting Officer


Date:    March 20, 1996           By:  /s/  Richard C. Stephan
                                            Vice President-
                                            Controller







                                       Directors


                                       Joe T. Ford
                                       Thomas L. Gossage
                                       Donald E. Guinn
                                       Jess Hay
                                       Judith K. Hofer
                                       Andrew S. Patti
                                       Jack F. Reichert
                                       Linda Johnson Rice
                                       Dennis C. Stanfill
                                       A. Thomas Young



Date:   March 20, 1996            By:  /s/  Richard C. Stephan
                                            Attorney-in-Fact

                             EXHIBIT INDEX
3.A Copy of Restated Certificate of Incorporation of Dial, as amended through March 3, 1992.*

3.B       Copy of Bylaws of Dial, as amended through February 13,
          1996.*

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

 4.B1     Copy of First Amendment to Amended and Restated Credit
          Agreement dated as of September 23, 1994 filed as
          Exhibit 4.B1 to Dial's 1994 Form 10-K, is hereby incorporated by reference.

4.B2      Copy of Second Amendment to Amended and Restated Credit
          Agreement dated as of November 8, 1995.*

10.A      Copy of Employment Agreement between Dial and John W.
          Teets dated June 20, 1995, filed as Exhibit 10.A to
          Dial's Second Quarter 1995 Form 10-Q is hereby incorporated by reference.+

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

10.C2     Copy of amendment dated August 18, 1993, to Dial's
          Supplemental Pension Plan, filed as Exhibit 10.C to
          Dial's Second Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.D      Copy of Dial's Deferred Compensation Plan for
          Directors, adopted November 20, 1980, as amended through February 21, 1991, filed as Exhibit (10)(H) to
          Dial's 1990 Form 10-K, is hereby incorporated by reference.+

10.E Copy of The Dial Corp Management Incentive Plan, filed as Exhibit 10.E to Dial's First Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.F1     Copy of form of Executive Severance Agreement between
          Dial and three executive officers, filed as Exhibit
          (10)(G)(i) to Dial's 1991 Form 10-K, is hereby incorporated by reference.+

10.F2     Copy of forms of The Dial Corp Executive Severance
          Plans covering certain executive officers, filed as Exhibit (10)(G)(ii) to Dial's 1992 Form 10-K, is hereby incorporated by reference.+

10.G      Copy of Travelers Express Company, Inc. Supplemental
          Pension Plan amended and restated on June 12, 1995, filed as Exhibit 10.G to Dial's Third Quarter 1995 Form
          10-Q, is hereby incorporated by reference.+

10.H1 Copy of Dial's 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Dial's Registration Statement on Form S-8 (Registration No. 33-41870), is hereby incorporated by reference.+

10.H2     Copy of amendment, effective August 1, 1994, to Dial's
          1983 Stock Option and Incentive Plan, filed as Exhibit
          10.H2 to Dial's 1994 Form 10-K, is hereby incorporated by reference.+

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

10.J Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Dial's 1985 Form 10-K, is hereby incorporated by reference.+

10.K Copy of Dial's Director's Retirement Benefit Plan, filed as Exhibit (10)(R) to Dial's 1988 Form 10-K, is hereby incorporated by reference.+

10.L Copy of The Dial Corp Performance Unit Incentive Plan, filed as Exhibit 10.L to Dial's First Quarter 1995 Form
          10-Q, is hereby incorporated by reference.+

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

10.T      Copy of The Dial Corp Director's Charitable Award
          Program as amended through March 15, 1996.*+

10.U      Copy of Employment Agreement between The Dial Corp and
          Andrew S. Patti, dated February 16, 1996.*+

10.V      Copy of GES Exposition Services, Inc. Supplemental
          Executive Retirement Plan effective August 1, 1995.*+

11        Statement Re Computation of Per Share Earnings.*

13        Financial Information set forth in Annual Report to
          Securityholders.*

21        List of Subsidiaries of Dial.*

23 Consent of Independent Auditors to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their reports contained in or incorporated by reference into this report.*

24        Power of Attorney signed by directors of Dial.*

27        Financial Data Schedule.*

-----------------

*Filed herewith.
+Management contract or compensation plan or arrangement.

Note: The 1995 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.