Form 10-Q
period 1996-03-31
DIAL CORP /DE/
filed 1996-05-10
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1996
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

As of April 30, 1996, 94,498,959 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


THE DIAL CORP
CONSOLIDATED BALANCE SHEET

                                                       March 31,      December 31,
(000 omitted)                                             1996            1995
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $    26,219     $    23,370
  Receivables, less allowance of
     $20,066 and $18,895                                  234,338         210,290
  Inventories                                             252,721         241,338
  Deferred income taxes                                    65,006          64,514
  Other current assets                                     44,411          46,420
                                                       ----------      ----------
                                                          622,695         585,932
  Funds, agents' receivables and
     current maturities of investments
     restricted for payment service
     obligations, after eliminating
     $90,000 invested in Dial
     commercial paper                                     556,750         786,081
                                                       ----------      ----------
  Total current assets                                  1,179,445       1,372,013
Investments restricted for
 payment service obligations                              877,655         880,035
Property and equipment                                    855,569         857,884
Other investments and assets                              103,118         106,590
Deferred income taxes                                     149,509         145,500
Intangibles                                               857,730         863,164
                                                       ----------      ----------
                                                      $ 4,023,026     $ 4,225,186
                                                       ==========      ==========

                                                        March 31,    December 31,
(000 omitted, except number of shares)                    1996            1995
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans                               $       309     $       317
  Accounts payable                                        248,935         233,253
  Accrued compensation                                     66,049          85,949
  Other current liabilities                               303,395         312,254
  Current portion of long-term debt                        77,338          78,000
                                                       ----------      ----------
                                                          696,026         709,773
  Payment service obligations                           1,528,140       1,739,508
                                                       ----------      ----------
  Total current liabilities                             2,224,166       2,449,281
Long-term debt                                            822,733         814,294
Pension and other benefits                                325,592         325,416
Other deferred items and insurance reserves                48,011          50,459
Minority interests                                         30,220          30,970
$4.75 Redeemable preferred stock                            6,599           6,597
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724  shares issued                            145,663         145,663
  Additional capital                                      352,146         362,205
  Retained income                                         332,501         322,439
  Cumulative translation adjustments                      (18,064)        (18,380)
  Unearned employee benefits                             (192,778)       (213,996)
  Unrealized (loss) gain on securities
     available for sale, net of tax                        (5,334)          1,456
  Common stock in treasury, at cost,
     2,697,234 and 2,877,500 shares                       (48,429)        (51,218)
                                                       ----------      ----------
  Total common stock and other equity                     565,705         548,169
                                                       ----------      ----------
                                                      $ 4,023,026     $ 4,225,186
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Three months ended March 31,                                        1996          1995
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                        $   936,413   $    858,197
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                       866,591        794,337
  Unallocated corporate expense
     and other items, net                                            11,640         11,149
  Interest expense                                                   19,955         18,427
  Minority interests                                                     31             63
                                                                 ----------     ----------
                                                                    898,217        823,976
                                                                 ----------     ----------
Income before income taxes                                           38,196         34,221
Income taxes                                                         13,702         12,714
                                                                 ----------     ----------
Income before cumulative effect of
  change in accounting principle                                     24,494         21,507

Cumulative effect, net of tax benefit
  of $7,554, to January 1, 1995, of
  initial application of SFAS No. 121,
  "Accounting for the Impairment of
  Long-Lived Assets and for Long-Lived
  Assets to Be Disposed Of"                                                        (17,696)
                                                                 ----------     ----------
NET INCOME                                                      $    24,494   $      3,811
                                                                 ==========     ==========

INCOME PER COMMON SHARE:
  Income before cumulative effect of
     change in accounting principle                             $      0.27   $       0.24
  Cumulative effect, to January 1, 1995,
     of initial application of SFAS No. 121                                          (0.20)
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                     $      0.27   $       0.04
                                                                 ==========     ==========

Dividends declared per common share                             $      0.16   $       0.15
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              90,783         87,956
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.


THE DIAL CORP
STATEMENT OF RETAINED INCOME


Three months ended March 31,                                        1996          1995
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                      $   322,439   $    393,233
Net income                                                           24,494          3,811
Dividends on common and preferred shares                            (14,432)       (13,214)
                                                                 ----------     ----------
Balance, end of period                                          $   332,501   $    383,830
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED CASH FLOWS


Three months ended March 31,                                        1996          1995
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net income                                                      $    24,494   $      3,811
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   29,878         29,202
     Deferred income taxes                                              974          3,699
     Cumulative effect of change in accounting principle                            17,696
     Other noncash items, net                                         2,121          3,293
     Change in operating assets
      and liabilities:
       Receivables and inventories                                  (40,106)       (10,149)
       Payment service assets and
         obligations, net                                            41,196         45,526
       Accounts payable and accrued
         compensation                                                (4,218)       (80,105)
       Other assets and liabilities, net                             (7,274)          (840)
                                                                 ----------     ----------
Net cash provided by operating activities                            47,065         12,133
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Capital expenditures                                                (20,928)       (14,571)
Purchase of cruise ship previously leased                                          (39,447)
Acquisitions of businesses, net of cash acquired                                    (5,898)
Proceeds from sales of property and equipment                           834            515
Investments restricted for payment service obligations:
  Proceeds from sales and maturities of securities
   classified as available for sale                                 215,962        107,283
  Purchases of securities classified as available for sale         (155,780)      (139,599)
  Purchases of securities classified as held to maturity            (91,511)        (4,516)
Other, net                                                             (162)          (318)
                                                                 ----------     ----------
Net cash used by investing activities                               (51,585)       (96,551)
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                  15,000
Payments on long-term borrowings                                     (3,106)           (48)
Net change in short-term borrowings                                  10,836         30,622
Dividends on common and preferred stock                             (14,432)       (13,214)
Proceeds from sale of treasury stock                                 13,077          9,039
Net change in receivables sold                                        2,248         25,000
Cash payments on interest rate swaps                                 (1,254)        (1,922)
                                                                 ----------     ----------
Net cash provided by financing activities                             7,369         64,477
                                                                 ----------     ----------
Net increase (decrease) in cash
  and cash equivalents                                                2,849        (19,941)
Cash and cash equivalents, beginning of year                         23,370         33,222
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    26,219   $     13,281
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Preparation

This information should be read in conjunction with the financial statements set forth in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1995.

Accounting policies utilized in the preparation of the financial information presented herein are the same as set forth in The Dial Corp's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Dial's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

In February 1996, Dial's Board of Directors approved in principle (subject to final approval) a tax-free spin-off of its consumer products business from its services business. The separation is expected to be completed by the end of 1996. The accompanying consolidated financial statements include the accounts of Dial and all of its subsidiaries.

Certain reclassifications have been made to prior year's financial statements to conform to 1996 classifications.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations includes the following debt and equity securities:





                                                       March 31,    December 31,
                                                         1996           1995
(000 omitted)                                        ------------   -----------
Securities available for sale, at
  fair value (amortized cost of
  $641,569 and $701,143)                             $    632,825   $   703,450
Securities held to maturity, at
  amortized cost (fair value of
  $277,084 and $191,186)                                  281,749       190,271
                                                      -----------   -----------
                                                          914,574       893,721
Less current maturities                                   (36,919)      (13,686)
                                                      -----------   -----------
                                                     $    877,655   $   880,035
                                                      ===========   ===========

NOTE C--Debt

At March 31, 1996 and December 31, 1995, Dial classified as long-term debt $388 million and $377 million, respectively, of short-term borrowings supported by unused commitments under long-term revolving credit agreements.

NOTE D--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March
31, is as follows:

                                                      1996            1995
(000 omitted)                                      ------------   ------------
Computed income taxes at statutory
  federal income tax rate of 35%                  $      13,369   $     11,977
Nondeductible goodwill amortization                       1,115          1,167
Minority interests                                           11             22
State income taxes                                        1,407          1,008
Tax-exempt income                                        (2,831)        (2,238)
Other, net                                                  631            778
                                                    -----------    -----------
Provision for income taxes                        $      13,702   $     12,714
                                                    ===========    ===========

NOTE E--Supplementary Information--Revenues and Operating Income

                                      Three months ended March 31,
                        -----------------------------------------------------
                                 Revenues                  Operating Income
                        -------------------------    --------------------------
                            1996          1995           1996           1995
(000 omitted)           -----------    -----------    -----------    -----------

  Consumer Products     $   352,392   $    337,862   $     36,342   $     33,802
                        -----------    -----------    -----------    -----------
  Services:
   Airline Catering
     and Services           193,263        184,456         11,791         11,026
   Convention Services      195,012        154,397         17,134         15,001
   Travel and Leisure
     and Payment
     Services (1)           195,746        181,482          4,555          4,031
                        -----------    -----------    -----------    -----------
    Total Services (1)      584,021        520,335         33,480         30,058
                        -----------    -----------    -----------    -----------
  Total principal
    business segments   $   936,413   $    858,197         69,822         63,860
                        ===========    ===========
  Unallocated
    corporate expense
    and other
    items, net                                            (11,640)       (11,149)
                                                      -----------    -----------
                                                     $     58,182   $     52,711
                                                      ===========    ===========


(1) Dial's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $4,355,000 for the 1996 quarter and $3,443,000 for the 1995 quarter, respectively.

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results:

On February 15, 1996, The Dial Corp ("Dial") announced that its Board of Directors had approved a proposal for a strategic restructuring which would separate Dial's consumer products and services businesses so that each would become an independent and more focused publicly traded company. Common stockholders are expected to receive a dividend of one share of the consumer products company for each Dial common share owned on the record date (the "Distribution").

The proposed restructuring plan, which was approved in principle, is subject to final approval by the Board of Directors and to certain conditions, including the receipt of a ruling from the Internal Revenue Service that the Distribution will be tax-free and confirmation that each of the two separate companies will retain investment-grade credit ratings.

Comparison of First Quarter of 1996 with First Quarter of 1995:

In the first quarter of 1996, revenues increased 9.1 percent to $936.4 million from $858.2 million in the 1995 quarter.

Net income for the first quarter of 1996 was $24.5 million, or $0.27 per share, compared to net income of $3.8 million, or $0.04 per share, in the 1995 first quarter. The 1995 first quarter is after deducting a one-time non-cash charge of $17.7 million, or $0.20 per share, to record the cumulative effect to January 1, 1995, of the initial application of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Income before cumulative effect of change in accounting principle was $24.5 million in 1996, up 13.9 percent from $21.5 million in the first quarter of 1995. Income per share before cumulative effect of change in accounting principle increased 12.5 percent to $0.27 per share in 1996 from 1995's $0.24 per share. Income per share did not increase at the same rate as income as there were 2.8 million more average common and equivalent shares outstanding in 1996 than in the 1995 quarter, due primarily to the effects of stock option exercises and other issuances related to employee benefit and dividend reinvestment plans.

Consumer Products
First quarter revenues of the Consumer Products group increased
4.3 percent to $352.4 million from the 1995 quarter's $337.9 million, while operating income increased 7.5 percent to $36.3 million from 1995's $33.8 million. Operating margins improved to
10.3 percent in 1996 from 10 percent in the 1995 first quarter.

Personal Care division's first quarter revenues increased $11 million over those of 1995. The revenue increase was attributed to new products and increased consumer consumption of all Dial soaps. The decline in operating income of $300,000 was a result of higher marketing and advertising expenses to support the Dial brands.

Food division's revenues increased $5.2 million over those of the 1995 first quarter, principally due to the effects of the 1995 inventory reduction program which resulted in lower revenues in 1995. Operating income decreased $700,000 from that of last year's quarter due primarily to higher meat costs in 1996.

Household division's first quarter 1996 revenues and operating income decreased $3.9 million and $400,000, respectively, from those of 1995's quarter, caused by softness in fabric care business and the discontinuation of liquid bleach and private label products, partially offset by strong growth in Renuzit sales.

Detergent division's 1996 revenues increased $500,000 from those of 1995's first quarter, with increases in Purex and Trend liquid detergents offset by decreases in dry detergents. Operating income increased $3.2 million in the same period due to lower manufacturing costs and reduced transportation and delivery expenses.

First quarter 1996 revenues and operating income of the International division increased $1.7 million and $700,000, respectively, over those of the 1995 first quarter due to higher exports to Canada and the operating results contributed by a subsidiary acquired in the third quarter of 1995.

Services
Combined Services revenues of $584 million were 12.2 percent greater than the 1995 first quarter's $520.3 million. Operating income rose 11.4 percent to $33.5 million from $30.1 million in the 1995 first quarter, with all major components contributing to the improvement.

  Airline Catering and Services. First quarter revenues of the Airline Catering and Services group were $193.3 million, a 4.8 percent increase from those of the 1995 first quarter, while operating income increased 6.9 percent to $11.8 million. New business, including an eight-city contract from Continental Airlines, offset the adverse impact from severe weather conditions in the Southeast and on the East Coast which hampered operations and airline schedules during the first quarter of 1996. Operating margins improved to 6.1 percent from 1995's 6.0 percent.

  Convention Services. Convention Services' first quarter revenues of $195 million were 26.3 percent greater than those of the 1995 quarter, while operating income increased 14.2 percent to $17.1 million. The 1996 first quarter benefitted from the fourth quarter 1995 acquisition of Giltspur. Operating margins decreased from 9.7 percent in 1995 to 8.8 percent in 1996, due to the change in the mix of convention business as a result of the addition of Giltspur.

  Travel and Leisure and Payment Services. Revenues of the Travel and Leisure and Payment Services group were $195.7 million for the first quarter of 1996, up $14.3 million, or 7.9 percent, from those of the 1995 first quarter. Operating income increased 13 percent to $4.6 million. Dial's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would have been $4.4 million and $3.4 million higher in 1996 and 1995, respectively. Operating margins on the fully taxable equivalent basis would be 4.5 percent in the first quarter of 1996, up from 4.0 percent in the 1995 first quarter.

On the fully taxable equivalent basis, revenues of payment services increased $5.4 million over those of 1995's first quarter, due principally to increased investment income arising from greater fund balances. On a fully taxable equivalent basis, operating income was up $1.5 million.

Canadian transportation companies' revenues increased $1.9 million over those of the 1995 first quarter, due largely to revenues contributed by a tour operation acquired in the second quarter of 1995 as well as to increased hotel occupancy in 1996. Operating income decreased $400,000 from 1995 to 1996 due to the off-season results of the acquired tour operation.

Duty Free airport and shipboard concession revenues increased $13.7 million, due primarily to a revised airport concession contract as well as an increase in the number of shipboard passenger days. Operating income was about the same as that of 1995, as income under the revised airport concession arrangement continued at 1995 levels.

Cruise revenues for the first quarter of 1996 increased $1.8 million over those of 1995, when drydocks for ship repairs impacted revenues. Operating results improved $2.8 million due to the increased revenues as well as lower lease expense resulting from the 1995 purchase of two cruise ships previously leased.

Travel tour service revenues increased $900,000 over those of the 1995 quarter while operating results declined $300,000. The revenue increases are attributed to passenger volume increases and revenues from a small tour operation acquired in the second quarter of 1995. Operating results decreased as a result of unfavorable changes in foreign exchange rates this quarter as well as off-season operating results of the acquired tour operation.

Food service revenues and operating income decreased $1 million and $1.6 million, respectively, from those of the 1995 quarter, due principally to the General Motors strike in March which temporarily closed plants served by Restaura's contract foodservice operation. Also, 1995 included income from a non-core operation which was sold in the second quarter of 1995.

Unallocated Corporate Expense and Other Items, Net
Unallocated corporate expense increased $500,000, or 4 percent, over that of 1995 in line with overall business growth.

Interest Expense
Interest expense increased $1.5 million from 1995's quarter. Although interest rates on floating-rate debt eased somewhat from the 1995 first quarter, debt levels in the first quarter of 1996 were higher than in 1995. Increased debt levels were due to expenditures for acquisitions in 1995, including Giltspur in October 1995, as well as to the purchases of the Star/Ship Majestic in February 1995 and the Star/Ship Atlantic in July 1995 (both ships were previously leased).

Income Taxes
The effective tax rate in the 1996 first quarter was 35.9 percent, down from 37.2 percent last year. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Dial's payment services subsidiary.


Liquidity and Capital Resources:

The Dial Corp's total debt at March 31, 1996 was $900.3 million compared with $892.6 million at December 31, 1995. The debt-to-capital ratio at March 31, 1996 and December 31, 1995 was
0.60 to 1.

There were no other material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1995.


Recent Developments:

Dial's request for a ruling from the Internal Revenue Service that the spin-off of the consumer products business from the services business is tax-free was filed March 18, 1996. The timetable for the spin-off calls for a filing with the Securities and Exchange Commission by early June 1996, at which time certain preliminary information will become publicly available. It is currently expected that the actual Distribution will occur in the fall of 1996.

PART II.     OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 1996.

Item 6.      Exhibits and Reports on Form 8-K

(a)   Exhibit No. 11 - Statement Re Computation of Per Share
         Earnings.

      Exhibit No. 27 - Financial Data Schedule


(b) A report on Form 8-K dated February 15, 1996 was filed by the registrant during the quarter for which this report is filed. The Form 8-K reported under Item 5 a proposal for a strategic restructuring which would separate Dial's consumer products and services businesses into two publicly traded companies. The related Press Release was filed as Exhibit 99 in Item 7 of the Form 8-K.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE DIAL CORP
                                           (Registrant)

May 10, 1996                               By /s/ Richard C. Stephan
                                           ------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)