Form 10-Q
period 1996-06-30
DIAL CORP /DE/
filed 1996-08-13
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1996
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

As of July 31, 1996, 95,267,143 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


THE DIAL CORP
CONSOLIDATED BALANCE SHEET

                                                        June 30,     December 31,
(000 omitted)                                             1996           1995
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $     6,366     $    16,133
  Receivables, less allowance of
     $16,206 and $14,793                                  250,592         161,600
  Inventories                                              97,418          84,462
  Deferred income taxes                                    27,659          31,639
  Other current assets                                     41,637          42,170
                                                       ----------      ----------
                                                          423,672         336,004
  Funds, agents' receivables and
     current maturities of investments
     restricted for payment service
     obligations, after eliminating
     $90,000 and $80,000 invested in
     Dial commercial paper                                684,665         786,081
                                                       ----------      ----------
  Total current assets                                  1,108,337       1,122,085
Investments restricted for
 payment service obligations                              924,421         880,035
Property and equipment                                    596,339         597,488
Other investments and assets                              103,061         103,508
Investments in discontinued operations                    455,770         464,680
Deferred income taxes                                      58,133          50,633
Intangibles                                               527,409         519,332
                                                       ----------      ----------
                                                      $ 3,773,470     $ 3,737,761
                                                       ==========      ==========

                                                         June 30,     December 31,
(000 omitted, except number of shares)                    1996            1995
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   134,037     $   118,212
  Accrued compensation                                     55,793          64,918
  Other current liabilities                               255,378         235,081
  Current portion of long-term debt                        77,286          77,450
                                                       ----------      ----------
                                                          522,494         495,661
  Payment service obligations                           1,706,679       1,739,508
                                                       ----------      ----------
  Total current liabilities                             2,229,173       2,235,169
Long-term debt                                            822,938         811,841
Pension and other benefits                                 85,322          82,588
Other deferred items and insurance reserves                35,557          33,044
Minority interests                                          8,242          20,353
$4.75 Redeemable preferred stock                            6,601           6,597
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 shares issued                             145,663         145,663
  Additional capital                                      357,398         362,205
  Retained income                                         332,328         322,439
  Cumulative translation adjustments                       (6,741)        (18,380)
  Unearned employee benefits                             (189,990)       (213,996)
  Unrealized gain (loss) on securities
     available for sale                                    (7,329)          1,456
  Common stock in treasury, at cost,
     2,471,711 and 2,877,500 shares                       (45,692)        (51,218)
                                                       ----------      ----------
  Total common stock and other equity                     585,637         548,169
                                                       ----------      ----------
                                                      $ 3,773,470     $ 3,737,761
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME


Quarter ended June 30,                                             1996            1995
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $     597,153   $    506,123
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                       537,228        454,537
  Unallocated corporate expense
     and other items, net                                             8,886          7,669
  Spin-off transaction costs                                         12,000
  Interest expense                                                   14,381         13,106
  Minority interests                                                    481            536
                                                                 ----------     ----------
                                                                    572,976        475,848
                                                                 ----------     ----------
Income before income taxes                                           24,177         30,275
Income taxes                                                         11,579          8,999
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    12,598         21,276
Income from discontinued operations                                   1,520         26,190
                                                                 ----------     ----------
NET INCOME                                                    $      14,118   $     47,466
                                                                 ==========     ==========

INCOME PER COMMON SHARE:
  Continuing operations                                       $        0.13   $       0.24
  Discontinued operations                                              0.02           0.30
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                   $        0.15   $       0.54
                                                                 ==========     ==========

Dividends declared per common share                           $        0.16   $       0.15
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              90,911         88,348
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED INCOME
Six months ended June 30,                                          1996            1995
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $   1,152,015   $    997,429
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                     1,058,491        915,399
  Unallocated corporate expense
     and other items, net                                            17,913         16,548
  Spin-off transaction costs                                         12,000
  Interest expense                                                   28,708         26,521
  Minority interests                                                    635            740
                                                                 ----------     ----------
                                                                  1,117,747        959,208
                                                                 ----------     ----------
Income before income taxes                                           34,268         38,221
Income taxes                                                         14,556         11,721
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    19,712         26,500
Income from discontinued operations                                  18,900         42,473
                                                                 ----------     ----------
Income before cumulative effect of change in
  accounting principle                                               38,612         68,973
Cumulative effect, net of tax benefit of $7,554,
  to January 1, 1995, of initial application of
  SFAS No. 121, "Accounting for the Impairment
  of Long-Lived Assets and for Long-Lived
  Assets to Be Disposed Of"                                                        (17,696)
                                                                 ----------     ----------
NET INCOME                                                    $      38,612   $     51,277
                                                                 ==========     ==========
INCOME (LOSS) PER COMMON SHARE
  Continuing operations                                       $        0.21   $       0.30
  Discontinued operations                                              0.21           0.48
                                                                 ----------     ----------
  Income before cumulative effect of change in
     accounting principle                                              0.42           0.78
  Cumulative effect of change in accounting
     principle                                                                       (0.20)
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                   $        0.42   $       0.58
                                                                 ==========     ==========
Dividends declared per common share                           $        0.32   $       0.30
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              90,847         88,211
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF RETAINED INCOME


Six months ended June 30,                                          1996            1995
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                    $     322,439   $    393,233
Net income                                                           38,612         51,277
Dividends on common and preferred shares                            (28,913)       (26,445)
Other                                                                   190          1,219
                                                                 ----------     ----------
Balance, end of period                                        $     332,328   $    419,284
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

THE DIAL CORP
STATEMENT OF CONSOLIDATED CASH FLOWS


Six months ended June 30,                                          1996            1995
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                    $      38,612   $     51,277
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   42,014         38,510
     Deferred income taxes                                            3,552          8,612
     Discontinued operations                                        (18,900)       (42,473)
     Cumulative effect of change in accounting principle                            17,696
     Spin-off transaction costs                                      12,000
     Other noncash items, net                                         2,875          2,784
     Change in operating assets and liabilities:
       Receivables and inventories                                  (99,215)       (44,680)
       Payment service assets and
         obligations, net                                            97,602         97,617
       Accounts payable and accrued compensation                      6,621          9,346
       Other assets and liabilities, net                                562        (41,890)
                                                                 ----------     ----------
Net cash provided by operating activities                            85,723         96,799
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                (32,964)       (24,943)
Purchase of cruise ship previously leased                                          (39,447)
Acquisitions of businesses, net of cash acquired                     (2,451)       (13,136)
Proceeds from sales of property and equipment                         5,472          3,244
Investments restricted for payment service obligations:
  Proceeds from sales and maturities of securities
     classified as available for sale                               261,927        276,816
  Proceeds from maturities of securities
     classified as held to maturity                                   7,500
  Purchases of securities classified as
     available for sale                                            (232,424)      (309,537)
  Purchases of securities classified as
     held to maturity                                              (126,475)       (61,697)
Investments in and advances from (to)
  discontinued operations, net                                       27,810        (12,912)
Other, net                                                              (55)           (17)
                                                                 ----------     ----------
Net cash used by investing activities                               (91,660)      (181,629)
                                                                 ----------     ----------


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                  40,000
Payments on long-term borrowings                                     (2,260)        (2,163)
Net change in short-term borrowings                                  13,162         17,792
Dividends on common and preferred stock                             (28,913)       (26,445)
Proceeds from sales of treasury stock                                23,621         17,504
Net change in receivables sold                                       (5,797)        36,796
Cash payments on interest rate swaps                                 (3,643)        (7,810)
                                                                 ----------     ----------
Net cash (used) provided by financing activities                     (3,830)        75,674
                                                                 ----------     ----------
Net decrease in cash and cash equivalents                            (9,767)        (9,156)
Cash and cash equivalents, beginning of year                         16,133         24,514
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       6,366   $     15,358
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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in The Dial Corp's ("Dial") annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Dial's financial position as of June 30, 1996, the results of operations for the quarters and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

On July 25, 1996, Dial's Board of Directors declared a dividend (the "Distribution") to effect the spin-off of the consumer products business. The dividend is payable August 15, 1996 to stockholders of record August 5, 1996. Each share of Dial's stock (to be renamed Viad Corp on August 15, 1996 and traded under the stock symbol VVI) will receive a dividend of one share of The Dial Corporation stock. The consumer products business, which will be conducted under the name The Dial Corporation, will be traded under the stock symbol DL. Dial has received a ruling from the Internal Revenue Service that the Distribution will qualify as a tax-free distribution. In connection with the Distribution, Dial will borrow approximately $280 million under a new $350 million bank credit facility and will use the proceeds to repay indebtedness of Dial. The credit facility and the related liability will then be assumed by The Dial Corporation, effectively transferring a portion of Dial's outstanding indebtedness to The Dial Corporation. Dial has also received assurances from its credit rating agencies that, following the Distribution and debt assumption, the senior debt of each of Viad Corp and The Dial Corporation will carry investment-grade ratings.

Effective May 31, 1996, shareholders of Greyhound Lines of Canada ("GLOC") voted to separate its intercity bus transportation business and its tourism business into two independent companies. GLOC minority shareholders also approved an automatic share exchange proposal whereby their ownership interests in the tourism business, aggregating 31.5 percent, were exchanged for Dial's 68.5 percent ownership interest in the intercity bus transportation business such that Dial became the owner of 100 percent of the tourism business in exchange for its ownership in the intercity bus transportation business.

The accompanying financial statements have been prepared to reflect the historical financial position and results of operations as adjusted for the reclassification of the consumer products and Canadian intercity bus transportation businesses as discontinued operations. See Note F of Notes to Consolidated Financial Statements.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                   June 30,     December 31,
                                                    1996          1995
                                                -----------     -----------
  (000 omitted)
  Securities available for sale, at
     fair value (amortized cost of
     $669,353 and $701,143)                    $    658,011    $    703,450
  Securities held to maturity, at
     amortized cost (fair value of
     $302,002 and $191,186)                         309,113         190,271
                                                -----------      ----------
                                                    967,124         893,721
  Less current maturities                           (42,703)        (13,686)
                                                -----------      ----------
                                               $    924,421    $    880,035
                                                ===========      ==========

NOTE C--Debt

At June 30, 1996 and December 31, 1995, Dial classified as long-term debt $390 million and $377 million, respectively, of short-term borrowings supported by unused commitments under a long-term revolving bank credit agreement. See Note A of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources.

NOTE D--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:

                                                   1996            1995
(000 omitted)                                  ------------    ------------
Computed income taxes at statutory
  federal income tax rate of 35%               $     11,994    $     13,377
Nondeductible goodwill amortization                   1,966           1,710
Minority interests                                      222             259
State income taxes                                    1,912           1,313
Tax-exempt income                                    (5,868)         (4,792)
Spin-off transaction costs                            4,200
Other, net                                              130            (146)
                                                -----------     -----------
Provision for income taxes                     $     14,556    $     11,721
                                                ===========     ===========

NOTE E--Supplementary Information--Revenues and Operating Income

                         Quarter ended June 30,       Six months ended June 30,
                        -------------------------    --------------------------
                            1996          1995           1996           1995
(000 omitted)           -----------    -----------    -----------    -----------
Revenues:
  Airline Catering
    and Services        $   214,719   $    206,509   $    407,982   $    390,965
  Convention Services       192,904        131,588        387,916        285,985
  Travel and Leisure
    and Payment
    Services (1)            189,530        168,026        356,117        320,479
                        -----------    -----------    -----------    -----------
                        $   597,153   $    506,123   $  1,152,015   $    997,429
                        ===========    ===========    ===========    ===========

Operating Income:
  Airline Catering
    and Services        $    19,478   $     17,932   $     31,269   $     28,958
  Convention
    Services (2)             18,669         16,629         35,803         31,630
  Travel and Leisure
    and Payment
    Services (1)             21,778         17,025         26,452         21,442
                        -----------    -----------    -----------    -----------
                             59,925         51,586         93,524         82,030
  Unallocated
    corporate expense
    and other
    items, net               (8,886)        (7,669)       (17,913)       (16,548)
  Spin-off transaction
    costs                   (12,000)                      (12,000)
                        -----------    -----------    -----------    -----------
                        $    39,039   $     43,917   $     63,611   $     65,482
                        ===========    ===========    ===========    ===========

(1) Dial's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $4,672,000 and $3,929,000 for the 1996 and 1995 quarter, respectively, and by $9,027,000 and $7,372,000 for the 1996 and 1995 six month periods, respectively.

(2) Operating income for the quarter and six months ended June 30, 1995 includes a one-time gain of $3,477,000 (pre-tax) due to the curtailment of certain postretirement medical benefits in a convention services subsidiary.

/TABLE

NOTE F--Discontinued Operations

The caption, "Income from discontinued operations" presented in the Statement of Consolidated Income includes the following, after income taxes where applicable:

                          Quarter ended June 30,       Six months ended June 30,
                         -------------------------   --------------------------
                           1996           1995           1996           1995
(000 omitted)           -----------    -----------   -----------     -----------
Consumer products
 business:
   Income from
     operations before
     spin-off
     transaction
     costs (1)          $    21,701   $     25,985   $    39,349    $     42,480
   Spin-off trans-
     action costs (2)        (4,000)                      (4,000)
                        -----------    -----------   -----------     -----------
                             17,701         25,985        35,349          42,480
                        -----------    -----------   -----------     -----------
Canadian intercity
 bus transportation
 business, net of
 minority interests:
   Income (loss) from
     operations                (315)           205          (583)             (7)
   Spin-off and exchange
     transaction costs
     and loss on
     disposition (3)         (3,600)                      (3,600)
   Recognition of
     previously
     unrealized foreign
     currency
     translation
     losses (3)             (12,266)                     (12,266)
                        -----------    -----------   -----------     -----------
                            (16,181)           205       (16,449)             (7)
                        -----------    -----------   -----------     -----------
Discontinued
 operations             $     1,520   $     26,190   $    18,900    $     42,473
                        ===========    ===========   ===========     ===========



(1) In conjunction with the spin-off of Dial's consumer products business, certain liabilities and deferred income tax assets related to specified pension and postretirement plans of former employees of Armour and Company, which was previously a subsidiary of Dial, were transferred to and assumed by the consumer products business. Income from operations of the consumer products business is net of expenses arising from such items.

(2) In connection with the spin-off of Dial's consumer products business, estimated spin-off transaction costs totaling $16,000,000 (without tax benefit) were recorded in the second quarter of 1996, of which $4,000,000 was allocated to the consumer products business.

(3) Spin-off and exchange transaction costs totaling $1,579,000, associated with the May 31, 1996 disposition of the Canadian intercity bus transportation business, were recorded in the second quarter of 1996, along with a noncash loss on the disposition of $2,021,000 and the recognition of previously unrealized foreign currency translation losses of $12,266,000. The translation losses had previously been deducted from common stock and other equity in accordance with SFAS No. 52.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS:

On July 25, 1996, Dial's Board of Directors declared a dividend (the "Distribution") to effect the spin-off of the consumer products business from Dial's services business. The dividend is payable August 15, 1996 to stockholders of record August 5, 1996. Each share of Dial's stock (to be renamed Viad Corp on August 15, 1996 and traded under the stock symbol VVI) will receive a dividend of one share of The Dial Corporation stock. The consumer products business, which will be conducted under the name The Dial Corporation, will be traded under the stock symbol DL. Dial has received a ruling from the Internal Revenue Service that the Distribution will qualify as a tax-free distribution. In connection with the Distribution, Dial will borrow approximately $280 million under a new $350 million bank credit facility and will use the proceeds to repay indebtedness of Dial. The credit facility and the related liability will then be assumed by The Dial Corporation, effectively transferring a portion of Dial's outstanding indebtedness to The Dial Corporation. Dial has also received assurances from its credit rating agencies that, following the Distribution and debt assumption, the senior debt of each of Viad Corp and The Dial Corporation will carry investment-grade ratings.

Effective May 31, 1996, shareholders of Greyhound Lines of Canada ("GLOC") voted to separate its intercity bus transportation business and its tourism business into two independent companies. GLOC minority shareholders also approved an automatic share exchange proposal whereby their ownership interests in the tourism business, aggregating 31.5 percent, were exchanged for Dial's 68.5 percent ownership interest in the intercity bus transportation business such that Dial became the owner of 100 percent of the tourism business in exchange for its ownership in the intercity bus transportation business.

The accompanying financial statements have been prepared to reflect the historical financial position and results of operations as adjusted for the reclassification of the consumer products and Canadian intercity bus transportation businesses as discontinued operations.

COMPARISON OF SECOND QUARTER OF 1996 TO THE SECOND QUARTER OF 1995:

In the second quarter of 1996, revenues increased $91.0 million, or
18.0 percent, to $597.2 million. Excluding the 1995 second quarter one-time gain of $3.5 million (pre-tax) on curtailment of certain postretirement medical benefits in the convention services segment, 1996 second quarter operating income of Dial's principal business segments increased $11.8 million, or 25 percent, over that of the 1995 second quarter.

Income from continuing operations for the second quarter of 1996 was $12.6 million, or $0.13 per share, after deducting a one-time provision for estimated spin-off transaction costs of $12.0 million, or $0.13 per share. Income from continuing operations for the second quarter of 1995 was $21.3 million, or $0.24 per share, which included the curtailment gain of $2.3 million, or $0.03 per share, after-tax.

Net income for the second quarter of 1996 was $14.1 million, or $0.15 per share, compared to net income of $47.5 million, or $0.54 per share in the 1995 second quarter. The 1996 second quarter included income from discontinued operations of $1.5 million while the 1995 second quarter included $26.2 million income from discontinued operations. See Note F of Notes to Consolidated Financial Statements.

AIRLINE CATERING AND SERVICES.
The second quarter 1996 revenues of the Airline Catering and Services group were $214.7 million, a 4.0 percent increase from the 1995 second quarter revenues of $206.5 million. Operating income increased $1.5 million, or 8.6 percent, over that of the 1995 second quarter, and operating margins improved to 9.1 percent from 1995's 8.7 percent. The increase in revenues and operating income is attributed primarily to new business, including an eight-city airline catering contract with a major airline being phased in starting in March 1996.

CONVENTION SERVICES.
Convention Services second quarter 1996 revenues increased $61.3 million, or 46.6 percent, to $192.9 million from $131.6 million in the 1995 second quarter, as the 1996 period benefitted from the acquisition of Giltspur Inc. in October 1995. Excluding a one-time gain on curtailment of certain postretirement medical benefits of $3.5 million (pre-tax) in the second quarter of 1995, operating income increased $5.5 million, or 41.9 percent, as a result of the Giltspur acquisition and improved cost controls. On this same basis, operating margins declined from 10.0 percent in the second quarter of 1995 to 9.7 percent in the 1996 quarter, due to the change in the mix of convention business as a result of the addition of Giltspur.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $189.5 million for the second quarter of 1996, up $21.5 million (12.8 percent) from those of the 1995 second quarter. Operating income increased 27.9 percent to $21.8 million. Dial's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, second quarter revenues and operating income would have been higher by $4.7 million and $3.9 million in 1996 and 1995, respectively. Operating margins on the fully taxable equivalent basis would have been 13.6 percent in the second quarter of 1996, up from 12.2 percent in the 1995 second quarter.

On the fully taxable equivalent basis, payment services revenues and operating income increased $2.8 million and $1.6 million, respectively, over those of 1995's second quarter, primarily as a result of increased investment income arising from greater fund balances.

Duty Free and shipboard concession revenues increased $14.0 million over those of the 1995 second quarter, due primarily to revision of an airport concession contract in December 1995 as well as an increase in the number of shipboard passenger days. Operating income improved $700,000 as the revenue increases were largely offset by additional expenses of the revised airport concession contract.

Cruise revenues increased $2.1 million over those of the 1995 second quarter due to increased occupancy and higher revenue yield per passenger day. Operating results increased $5.0 million over that of 1995 due to the increased revenues and lower lease expense resulting from the 1995 purchase of a cruise ship previously leased.

Travel tour service revenues and operating income improved $3.7 million and $200,000, respectively, over those of the 1995 second quarter. Revenues were augmented by tour operations acquired later in 1995 as well as increased hotel occupancy and icefield revenues in 1996. The 1995 second quarter included the expense of terminating a small joint venture, while the 1996 second quarter included off-season operating losses of the acquired tour operations.

Food service companies revenues and operating income declined $500,000 and $100,000, respectively, from those of the 1995 second quarter due primarily to the closure of two fast food locations and a lower occupancy rate at Glacier Park hotels caused by poor spring weather.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
There was an increase of $1.2 million over 1995 in these expenses.

INTEREST EXPENSE.
Interest expense increased $1.3 million over 1995's second quarter. The effect of increased debt over 1995 levels was partially offset by lower interest rates on floating-rate debt. The increased debt levels were due to expenditures for acquisitions in 1995, including Giltspur in October 1995 and purchase of the previously leased Star/Ship Atlantic in July 1995.

INCOME TAXES.
Excluding the effects of the $12.0 million one-time provision for estimated spin-off transaction costs without tax benefit, the effective tax rate in the 1996 second quarter was 32.0 percent, up from 29.7 percent in 1995.

COMPARISON OF FIRST SIX MONTHS OF 1996 TO THE
 FIRST SIX MONTHS OF 1995:

Revenues for the first six months of 1996 increased $154.6 million, or 15.5 percent, to $1.2 billion from $1.0 billion in the same period of 1995. Excluding the 1995 second quarter one-time gain of $3.5 million (pre-tax) on curtailment of certain postretirement medical benefits in the convention services segment, 1996 six month operating income of Dial's principal business segments increased $15.0 million, or 19.1 percent, over that of the 1995 six month period.

Income from continuing operations for the first six months of 1996 was $19.7 million, or $0.21 per share, after deducting a one-time provision for estimated spin-off transaction costs of $12.0 million, or $0.13 per share. Income from continuing operations for the first six month of 1995 was $26.5 million, or $0.30 per share, which included the curtailment gain of $2.3 million, or $0.03 per share, after-tax.

For the first six months of 1996, net income was $38.6 million, or $0.42 per share, compared to net income of $51.3 million, or $0.58 per share, for the first six months of 1995. The 1996 and 1995 six month periods included income from discontinued operations of $18.9 million and $42.5 million, respectively. See Note F of Notes to Consolidated Financial Statements. The 1995 period also included a one-time noncash charge of $17.7 million, or $0.20 per share, to record the cumulative effect to January 1, 1995, of the initial application of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

There were 2.6 million more average common and equivalent shares outstanding in 1996 than in 1995, due primarily to the effects of stock option exercises and other issuances related to employee benefit and dividend reinvestment plans.

AIRLINE CATERING AND SERVICES.
Six month revenues of the Airline Catering and Services companies were $408.0 million, a $17.0 million or 4.4 percent increase from those of the first six months of 1995, while operating income increased $2.3 million or 8.0 percent to $31.3 million. New business, including an eight-city airline catering contract with a major airline, offset the adverse impact from severe weather conditions in the Southeast and on the East Coast which hampered operations and airline schedules during the first quarter of 1996. Operating margins improved to 7.7 percent from 1995's 7.4 percent.

CONVENTION SERVICES.
Convention Services' first half revenues of $387.9 million were $101.9 million, or 35.6 percent, greater than the 1995 six month period, as 1996 benefitted from the acquisition of Giltspur in October 1995. Excluding the one-time curtailment gain described above, operating income increased 27.2 percent to $35.8 million, as a result of the Giltspur acquisition and improved cost controls. Operating margins decreased to 9.2 percent from 9.8 percent, as the mix of convention business changed with the addition of Giltspur.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
For the first six months of 1996, revenues of the Travel and Leisure and Payment Services companies were $356.1 million, up $35.6 million, or 11.1 percent, from those of the 1995 first half, while operating income increased 23.4 percent to $26.5 million. Dial's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would have been $9.0 million and $7.4 million higher in 1996 and 1995, respectively. Operating margins on the fully taxable equivalent basis would be 9.7 percent in the 1996 first half, up from 8.8 percent in the comparable period of 1995.

On the fully taxable equivalent basis, revenues and operating income of payment services increased $8.3 million and $3.5 million, respectively, over those of 1995's first six months, due principally to increased investment income arising from greater fund balances.

Duty Free airport and shipboard concession revenues increased $27.7 million over those of the first half of 1995, due primarily to a revised airport concession contract as well as an increase in the number of shipboard passenger days. Operating income improved $700,000 as the revenue increases were offset by additional expenses of the revised airport concession contract.

Cruise revenues for the first six months of 1996 were $4.0 million higher than those of 1995, as drydocks for ship repairs impacted 1995 revenues. Operating results improved $7.9 million due to the increased revenues as well as lower lease expense resulting from the 1995 purchase of two cruise ships previously leased.

Travel tour service revenues improved $6.3 million over the first six months of 1995, while operating results declined $900,000. The revenue increases are attributed to tour operations acquired in 1995. Operating results decreased due to the off-season fixed expenses of the acquired tour operations.

Revenues and operating income of the food service companies for the first half of 1996 were down $1.5 million and $1.6 million, respectively, from the same period in 1995. A General Motors strike in March 1996 temporarily closed plants served by Restaura's contract foodservice operation. In addition, two fast food locations were closed and poor spring weather affected the occupancy rate at Glacier Park hotels.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
These items increased $1.4 million over those of 1995.

INTEREST EXPENSE.
Interest expense for the first six months of 1996 increased $2.2 million over the first six months of 1995. The effect of increased debt over 1995 levels was partially offset by lower interest rates on floating-rate debt. The increased debt levels were due to expenditures for acquisitions in 1995, including Giltspur in October 1995 and purchases of the Star/Ship Majestic in February 1995 and the Star/Ship Atlantic in July 1995 (both ships were previously leased).

INCOME TAXES.
Excluding the effects of the $12.0 million one-time provision for estimated spin-off transaction costs without tax benefit, the effective tax rate for the first six months of 1996 was 31.5 percent, up from 30.7 percent in the comparable period of 1995.

LIQUIDITY AND CAPITAL RESOURCES:

The Dial Corp's total debt at June 30, 1996 was $900.2 million compared with $889.3 million at December 31, 1995. The debt-to-capital ratio at June 30, 1996 and December 31, 1995 was 0.60 to 1 and 0.61 to 1, respectively. On a pro forma basis, after giving effect to the Distribution of the consumer products business, total debt is expected to be reduced by approximately $280 million as discussed in Note A of Notes to Consolidated Financial Statements which, together with the reduction of equity upon the Distribution, would result in a debt-to-capital ratio of approximately 0.58 to 1 at June 30, 1996. Dial's short-term borrowings are supported by unused commitments under a $500 million long-term revolving bank credit agreement. Following the Distribution, Viad Corp's reduced borrowings will be supported by unused commitments under a $400 million long-term revolving bank credit agreement.

Dial has received assurances from its credit rating agencies that, following the Distribution, the senior debt of each of Viad Corp and The Dial Corporation will carry investment-grade ratings.

Fluctuations in the balances of payment service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents' receivables and the timing of the presentment of such instruments.

Other than the Distribution of Dial's consumer products business and the Disposition of its Canadian intercity bus transportation business described earlier, there were no material changes in The Dial Corp's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1995.

PART II.     OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of The Dial Corp was held May 14, 1996.

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

(c) Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

      1.  The election of Directors as follows:

      Donald E. Guinn
      ---------------
      Affirmative Vote................                    73,503,744
      Against.........................                             0
      Withheld........................                     1,381,974
      Abstentions.....................                             0
      Broker non-votes................                             0

      Judith K. Hofer
      ---------------
      Affirmative Vote................                    73,509,092
      Against.........................                             0
      Withheld........................                     1,376,626
      Abstentions.....................                             0
      Broker non-votes................                             0

      Jack F. Reichert
      ----------------
      Affirmative Vote................                    73,492,402
      Against.........................                             0
      Withheld........................                     1,393,316
      Abstentions.....................                             0
      Broker non-votes................                             0

      2. The appointment of Deloitte & Touche LLP to audit the accounts of Dial and its subsidiaries for the fiscal year
      1996.

      Affirmative Vote................                    73,397,929
      Against.........................                     1,223,319
      Withheld........................                             0
      Abstentions.....................                       264,470
      Broker non-votes................                             0

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibit No. 11 - Statement Re Computation of Per Share
             Earnings.

             Exhibit No. 27 - Financial Data Schedule

      (b) A report on Form 8-K dated June 13, 1996 was filed by the registrant during the quarter for which this report is filed. The Form 8-K reported under Item 2 a) a proposal for a strategic restructuring which would separate
             Dial's consumer products and services
             businesses into two publicly traded companies and b) the disposition of Dial's 68.5 percent ownership interest in the Canadian intercity bus transportation business. Pro forma financial statements reflecting the historical financial position and results of continuing operations as adjusted for reclassification of the consumer products and Canadian intercity bus transportation businesses as discontinued operations were filed under Item 7(b).

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE DIAL CORP
                                           (Registrant)

August 13, 1996                            By /s/Richard C. Stephan
                                           ------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)