Form 10-Q
period 1996-09-30
VIAD CORP
filed 1996-11-04
CIK 884219

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1996
                   Commission file number 001-11015



                                 VIAD CORP
     (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-1169950
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


 1850 N. CENTRAL AVE., PHOENIX, ARIZONA                          85077
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (602) 207-4000

Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    x              No
                      ---------            ---------

As of September 30, 1996, 95,607,699 shares of Common Stock
($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


VIAD CORP
CONSOLIDATED BALANCE SHEET

                                                      September 30,   December 31,
(000 omitted)                                             1996           1995
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $     9,174     $    16,133
  Receivables, less allowance of
     $17,637 and $14,793                                  189,972         161,600
  Inventories                                              94,580          84,462
  Deferred income taxes                                    23,996          31,639
  Other current assets                                     57,593          42,170
                                                       ----------      ----------
                                                          375,315         336,004
  Funds, agents' receivables and
     current maturities of investments,
     substantially all restricted for
     payment service obligations, after
     eliminating $90,000 invested in
     Viad commercial paper                                533,350         786,081
                                                       ----------      ----------
  Total current assets                                    908,665       1,122,085
Investments restricted for
 payment service obligations                            1,004,309         880,035
Property and equipment                                    593,199         561,569
Other investments and assets                              107,916         103,508
Investments in discontinued operations                         --         481,269
Deferred income taxes                                      63,229          55,882
Intangibles                                               541,996         519,332
                                                       ----------      ----------
                                                      $ 3,219,314     $ 3,723,680
                                                       ==========      ==========

                                                      September 30,   December 31,
(000 omitted, except number of shares)                    1996            1995
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   159,096     $   118,212
  Accrued compensation                                     60,830          64,918
  Other current liabilities                               221,767         248,581
  Current portion of long-term debt                         2,237          77,450
                                                       ----------      ----------
                                                          443,930         509,161
  Payment service obligations                           1,600,685       1,739,508
                                                       ----------      ----------
  Total current liabilities                             2,044,615       2,248,669
Long-term debt                                            582,460         811,841
Pension and other benefits                                 64,286          59,967
Other deferred items and insurance reserves                50,531          35,819
Minority interests                                          8,887          12,618
$4.75 Redeemable preferred stock                            6,604           6,597
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 shares issued                             145,663         145,663
  Additional capital                                      272,770         362,205
  Retained income                                         185,353         322,439
  Cumulative translation adjustments                       (1,447)        (18,380)
  Unearned employee benefits                             (106,116)       (213,996)
  Unrealized gain (loss) on securities
     available for sale                                    (5,375)          1,456
  Common stock in treasury, at cost,
     1,501,025 and 2,877,500 shares                       (28,917)        (51,218)
                                                       ----------      ----------
  Total common stock and other equity                     461,931         548,169
                                                       ----------      ----------
                                                      $ 3,219,314     $ 3,723,680
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

VIAD CORP
STATEMENT OF CONSOLIDATED INCOME


Quarter ended September 30,                                        1996            1995
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $     623,127   $    542,675
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                       558,476        484,329
  Asset write-downs                                                                 55,500
  Unallocated corporate expense
     and other items, net                                             8,143          6,839
  Spin-off transaction costs                                          3,000
  Interest expense                                                   14,357         14,097
  Minority interests                                                    936          1,933
                                                                 ----------     ----------
                                                                    584,912        562,698
                                                                 ----------     ----------
Income (loss) before income taxes                                    38,215        (20,023)
Income taxes (benefit)                                               13,064         (7,901)
                                                                 ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             25,151        (12,122)
Income (loss) from discontinued operations                           (4,729)       (77,615)
                                                                 ----------     ----------
NET INCOME (LOSS)                                             $      20,422   $    (89,737)
                                                                 ==========     ==========

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                       $        0.27   $      (0.15)
  Discontinued operations                                             (0.05)         (0.87)
                                                                 ----------     ----------
NET INCOME (LOSS) PER COMMON SHARE                            $        0.22   $      (1.02)
                                                                 ==========     ==========

Dividends declared per common share                           $        0.08   $       0.16
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              92,192         88,760
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

VIAD CORP
STATEMENT OF CONSOLIDATED INCOME
Nine months ended September 30,                                    1996            1995
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $   1,775,142   $  1,540,104
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                     1,615,957      1,398,657
  Asset write-downs                                                                 55,500
  Unallocated corporate expense
     and other items, net                                            27,066         24,458
  Spin-off transaction costs                                         15,000
  Interest expense                                                   43,065         40,618
  Minority interests                                                  1,571          2,673
                                                                 ----------     ----------
                                                                  1,702,659      1,521,906
                                                                 ----------     ----------
Income before income taxes                                           72,483         18,198
Income taxes                                                         27,620          3,820
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    44,863         14,378
Income (loss) from discontinued operations                           14,171        (38,963)
                                                                 ----------     ----------
Income (loss) before cumulative effect of
  change in accounting principle                                     59,034        (24,585)
Cumulative effect, net of tax benefit of $8,459,
  to January 1, 1995, of initial application of
  SFAS No. 121, "Accounting for the Impairment
  of Long-Lived Assets and for Long-Lived
  Assets to Be Disposed Of"                                                        (13,875)
                                                                 ----------     ----------
NET INCOME (LOSS)                                             $      59,034   $    (38,460)
                                                                 ==========     ==========
INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                       $        0.48   $       0.15
  Discontinued operations                                              0.16          (0.43)
                                                                 ----------     ----------
  Income (loss) before cumulative effect of
     change in accounting principle                                    0.64          (0.28)
  Cumulative effect of change in accounting
     principle                                                                       (0.16)
                                                                 ----------     ----------
NET INCOME (LOSS) PER COMMON SHARE                            $        0.64   $      (0.44)
                                                                 ==========     ==========
Dividends declared per common share                           $        0.40   $       0.46
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              91,338         88,394
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.
/TABLE

VIAD CORP
STATEMENT OF RETAINED INCOME


Nine months ended September 30,                                    1996            1995
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                    $     322,439   $    393,233
Net income (loss)                                                    59,034        (38,460)
Dividends on common and preferred stock                             (36,374)       (40,686)
Distribution of the consumer products business
  to Viad stockholders                                             (160,026)
Other                                                                   280          1,217
                                                                 ----------     ----------
Balance, end of period                                        $     185,353   $    315,304
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

VIAD CORP
STATEMENT OF CONSOLIDATED CASH FLOWS

Nine months ended September 30,                                    1996            1995
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                             $      59,034   $    (38,460)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                                   63,637         57,525
     Deferred income taxes                                            7,402        (16,751)
     Spin-off transaction costs                                      15,000
     Asset write-downs                                                              55,500
     Discontinued operations (income) loss                          (14,171)        38,963
     Cumulative effect of change in accounting principle                            13,875
     Curtailment gain                                                               (3,477)
     Other noncash items, net                                         3,828            827
     Change in operating assets and liabilities:
       Receivables and inventories                                  (40,829)       (33,173)
       Payment service assets and
         obligations, net                                           130,893        119,685
       Accounts payable and accrued compensation                     34,293         25,123
       Other assets and liabilities, net                            (51,448)       (29,401)
                                                                 ----------     ----------
Net cash provided by operating activities                           207,639        190,236
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                (48,568)       (38,540)
Purchases of cruise ships previously leased                                       (111,103)
Acquisitions of businesses, net of cash acquired                    (19,396)       (25,060)
Proceeds from sales of property and equipment                         8,254          5,639
Investments restricted for payment service obligations:
  Proceeds from sales and maturities of securities
     classified as available for sale                               379,925        390,833
  Proceeds from maturities of securities
     classified as held to maturity                                   7,784         12,201
  Purchases of securities classified as
     available for sale                                            (384,606)      (403,416)
  Purchases of securities classified as
     held to maturity                                              (157,253)      (103,463)
Investments in and advances from (to)
  discontinued operations, net                                       15,109         (9,331)
Other, net                                                             (348)           (63)
                                                                 ----------     ----------
Net cash used by investing activities                              (199,099)      (282,303)
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                       --         40,000
Payments on long-term borrowings                                    (77,666)        (2,218)
Net change in short-term borrowings                                  51,966         25,810
Dividends on common and preferred stock                             (36,374)       (40,686)
Proceeds from sales of treasury stock                                38,377         25,505
Net change in receivables sold                                       14,207         39,553
Cash payments on interest rate swaps                                 (6,009)        (9,509)
                                                                 ----------     ----------
Net cash (used) provided by financing activities                    (15,499)        78,455
                                                                 ----------     ----------
Net decrease in cash and cash equivalents                            (6,959)       (13,612)
Cash and cash equivalents, beginning of year                         16,133         24,514
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       9,174   $     10,902
                                                                 ==========     ==========

Noncash investing and financing activities
include the following:
  Assumption of debt by The Dial Corporation                  $     280,000
  Distribution of equity in the consumer products
     business to Viad stockholders                                  155,450
                                                                 ----------
                                                                    435,450
  Acquisition of minority interest in the
     Canadian tourism business and other assets
     in exchange for Viad's ownership in the
     intercity bus transportation business                           44,881
                                                                 ----------
  Decrease in investments in discontinued operations          $     480,331
                                                                 ==========

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Preparation

The Consolidated Financial Statements of Viad Corp ("Viad"), previously known as The Dial Corp, include the accounts of Viad and all of its subsidiaries.

On August 15, 1996, Viad spun off its consumer products business, now conducted under the name The Dial Corporation. Viad also disposed of its 68.5 percent ownership interest in its Canadian intercity bus transportation business on May 31, 1996. The accompanying financial statements have been prepared to reflect Viad's historical financial position and results of operations as adjusted for the reclassification of the consumer products and Canadian intercity bus transportation businesses as discontinued operations. See Note F of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements set forth in The Dial Corp Annual Report to Stockholders for the year ended December 31, 1995 and the Viad
Corp Form 8-K dated as of August 15, 1996 (filed September 13,
1996).

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of September 30, 1996, its results of operations for the quarters and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                               September 30,    December 31,
                                                    1996            1995
                                                -----------     -----------
  (000 omitted)
  Securities available for sale, at
     fair value (amortized cost of
     $704,267 and $701,143)                    $    695,456    $    703,450
  Securities held to maturity, at
     amortized cost (fair value of
     $334,014 and $191,186)                         339,524         190,271
                                                -----------      ----------
                                                  1,034,980         893,721
  Less current maturities                           (30,671)        (13,686)
                                                -----------      ----------
                                               $  1,004,309    $    880,035
                                                ===========      ==========

NOTE C--Debt

At September 30, 1996 and December 31, 1995, Viad classified as long-term debt $149 million and $377 million, respectively, of short-term borrowings supported by unused commitments under a long-term revolving bank credit agreement. In connection with the August 15, 1996, Distribution of the consumer products business, Viad borrowed $280 million under a new $350 million bank credit facility and used the proceeds to repay floating rate indebtedness of Viad. The credit facility and the related liability were then assumed by The Dial Corporation, effectively transferring $280 million of Viad's outstanding indebtedness to The Dial Corporation. Viad's reduced short-term borrowings are supported by unused commitments under a $400 million long-term revolving bank credit agreement. See Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources.

NOTE D--Supplementary Information--Revenues and Operating Income

                             Quarter ended               Nine months ended
                             September 30,                September 30,
                        -------------------------    --------------------------
                            1996          1995           1996           1995
(000 omitted)           -----------    -----------    -----------    -----------
Revenues:
  Airline Catering
    and Services        $   225,712   $    212,951   $    633,694   $    603,916
  Convention Services       191,591        130,302        579,507        416,287
  Travel and Leisure
    and Payment
    Services (1)            205,824        199,422        561,941        519,901
                        -----------    -----------    -----------    -----------
                        $   623,127   $    542,675   $  1,775,142   $  1,540,104
                        ===========    ===========    ===========    ===========

Operating Income (Loss):
  Airline Catering
    and Services (2)    $    22,712   $     21,029   $     54,991   $     51,058
  Convention
    Services (3)             12,956          9,896         48,759         41,526
  Travel and Leisure
    and Payment
    Services (1)(4)          28,983        (28,079)        55,435         (6,637)
                        -----------    -----------    -----------    -----------
  Total principal
    business segments        64,651          2,846        159,185         85,947
  Unallocated
    corporate expense
    and other
    items, net (2)           (8,143)        (6,839)       (27,066)       (24,458)
                        -----------    -----------    -----------    -----------
                        $    56,508   $     (3,993)  $    132,119   $     61,489
                        ===========    ===========    ===========    ===========

(1) Viad's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $6,136,000 and $4,129,000 for the 1996 and 1995 quarter, respectively, and by $15,163,000 and $11,501,000 for the 1996 and 1995 nine month periods, respectively.

(2) During 1996, Viad reclassified expenses related to its receivables sales program from Costs of sales and services to Unallocated corporate expense and other items, net. As a result, operating income of the Airline Catering and Services segment and unallocated corporate expense each increased by $530,000, $1,601,000 and $1,010,000 for the quarter ended September 30, 1995, the nine months ended September 30, 1995, and the first six months of 1996, respectively.

(3) Includes a one-time gain of $3,477,000 ($2,260,000 or $0.03 per share after-tax) in the second quarter of 1995 due to the curtailment of certain postretirement medical benefits by a convention services subsidiary.

(4) Carrying value of certain Premier Cruise Lines intangibles and other assets were written down $55,500,000 in the third quarter of 1995, in light of current and anticipated conditions in its cruise market.


NOTE E--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September 30, is as follows:

                                                   1996            1995
(000 omitted)                                  ------------    ------------
Computed income taxes at statutory
  federal income tax rate of 35%               $     25,369    $      6,369
Nondeductible goodwill amortization                   2,932           2,089
Minority interests                                      550             936
State income taxes                                    2,729           2,758
Tax-exempt income                                    (9,856)         (7,476)
Spin-off transaction costs                            5,250
Other, net                                              646            (856)
                                                -----------     -----------
Provision for income taxes                     $     27,620    $      3,820
                                                ===========     ===========

NOTE F--Discontinued Operations

The caption, "Income (loss) from discontinued operations" presented in the Statement of Consolidated Income includes the following, after income taxes where applicable:

                                Quarter ended                Nine months ended
                                September 30,                  September 30,
                           --------------------------    --------------------------
                              1996            1995           1996            1995
(000 omitted)             -----------     -----------     -----------    -----------
Consumer products
 business:
   Income (loss) from
     operations through
     August 15, 1996,
     before restructuring
     charges and spin-
     off transaction
     costs (1)           $     (3,729)   $      2,328   $      35,620   $     44,808
   Restructuring
     charges                                  (82,100)                       (82,100)
   Spin-off
     transaction
     costs (2)                 (1,000)                         (5,000)
                          -----------     -----------     -----------    -----------
                               (4,729)        (79,772)         30,620        (37,292)
                          -----------     -----------     -----------    -----------
Canadian intercity
 bus transportation
 business, net of
 minority interests:
   Income (loss) from
     operations through
     May 31, 1996                  --           2,157            (583)         2,150
   Cumulative effect of
     initial application
     of SFAS No. 121                                                          (3,821)
   Spin-off and exchange
     transaction costs
     and loss on
     disposition (3)                                           (3,600)
   Recognition of
     previously
     unrealized foreign
     currency translation
     losses upon
     disposition (3)                                          (12,266)
                          -----------     -----------     -----------    -----------
                                   --           2,157         (16,449)        (1,671)
                          -----------     -----------     -----------    -----------
Discontinued
 operations              $     (4,729)   $    (77,615)  $      14,171   $    (38,963)
                          ===========     ===========     ===========    ===========

(1) In conjunction with the spin-off of Viad's consumer products business, certain liabilities and deferred income tax assets related to specified pension and postretirement plans of former employees of Armour and Company, which was previously a subsidiary of Viad, were transferred to and assumed by The Dial Corporation. Income (loss) from operations of the consumer products business includes expenses arising from such items.

(2) In connection with the spin-off of Viad's consumer products business on August 15, 1996, estimated spin-off transaction costs totaling $20,000,000 without tax benefit have been recorded, of which $16,000,000 was recorded in the second quarter of 1996 (including $4,000,000 allocated to the consumer products business) and $4,000,000 was recorded in the third quarter of 1996 (including $1,000,000 allocated to the consumer products business).

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


NOTE G--Dividends Declared Per Common Share

The third quarter common stock dividend of $0.08 per share was declared on August 15, 1996, payable to stockholders of record August 30, 1996. This was the first common stock dividend declared since the spin-off of the consumer products business and, when added together with The Dial Corporation's third quarter dividend declaration of $0.08 per common share, results in a combined dividend rate for Viad and The Dial Corporation for the quarter and year-to-date comparable to the dividend rate of The Dial Corp prior to the spin-off.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS:
On August 15, 1996, Viad Corp ("Viad"), previously known as The Dial Corp, completed the spin-off of its consumer products business, now conducted under the name The Dial Corporation. In effecting the spin-off, one share of The Dial Corporation common stock was distributed for each share of Viad common stock outstanding (the "Distribution").

Effective May 31, 1996, shareholders of a majority-owned Viad subsidiary, Greyhound Lines of Canada ("GLOC"), voted to separate its intercity bus transportation business and its tourism business into two independent companies. At the same time, GLOC minority shareholders approved an automatic share exchange proposal whereby their ownership interests in the tourism business, aggregating 31.5 percent, were exchanged for Viad's
68.5 percent ownership interest in the intercity bus transportation company such that Viad became the owner of 100 percent of the tourism company in exchange for its ownership in the intercity bus transportation business (the "Disposition").

The accompanying financial statements have been prepared to reflect Viad's historical financial position and results of operations as adjusted for the reclassification of the consumer products and Canadian intercity bus transportation businesses as discontinued operations for all periods presented. See Liquidity and Capital Resources and Note F of Notes to Consolidated Financial Statements.

COMPARISON OF THIRD QUARTER OF 1996 TO THE THIRD QUARTER OF 1995:
In the third quarter of 1996, revenues increased $80.5 million, or 14.8 percent, to $623.1 million. Excluding asset write-downs of $55.5 million recorded in the third quarter of 1995, 1996 third quarter operating income of Viad's principal business segments increased $6.3 million, or 10.8 percent, over that of 1995.

Income from continuing operations for the third quarter of 1996 was $25.2 million, or $0.27 per share. Before deducting an additional provision for estimated spin-off transaction costs of $3.0 million, or $0.03 per share, income from continuing operations for the 1996 quarter was $28.2 million, or $0.30 per share. Excluding after-tax asset write-downs of $35.1 million, or $0.40 per share, income from continuing operations for the third quarter of 1995 was $23.0 million, or $0.25 per share.

Net income for the third quarter of 1996 was $20.4 million, or $0.22 per share, compared to a net loss of $89.7 million, or $1.02 per share in the 1995 third quarter. The 1996 third quarter included a loss from discontinued operations of $4.7 million, or $0.05 per share, attributable to the consumer products business (spun-off on August 15, 1996 as The Dial Corporation). The 1995 third quarter included a loss from discontinued operations of $77.6 million, or $0.87 per share, arising from the consumer products business and the Canadian intercity bus transportation business (disposal effective May 31, 1996). The 1995 loss from discontinued operations was caused by restructuring charges of $82.1 million recorded by the consumer products business. See Note F of Notes to Consolidated Financial Statements.

AIRLINE CATERING AND SERVICES.
The third quarter 1996 revenues of the Airline Catering and Services group were $225.7 million, a 6.0 percent increase from the 1995 third quarter revenues of $213.0 million. Operating income increased $1.7 million, or 8.0 percent, over that of the 1995 third quarter, and operating margins improved to 10.1 percent from 1995's 9.9 percent. The increase in revenues and operating income is attributable primarily to new business, including an eight-city airline catering contract with a major airline phased in through the first part of 1996.

CONVENTION SERVICES.
Convention Services third quarter 1996 revenues increased $61.3 million, or 47.0 percent, to $191.6 million from $130.3 million in the 1995 third quarter, as the 1996 period benefitted from the acquisition of Giltspur Inc. in October 1995. The 1996 quarter also included revenues from contracts involving the Atlanta Olympics and the Democratic National Convention. Operating income increased $3.1 million, or 30.9 percent, as a result of the increased revenues and improved cost controls. Operating margins declined from 7.6 percent in the third quarter of 1995 to
6.8 percent in the 1996 quarter, due to the change in the mix of convention business as a result of the acquisition of Giltspur.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $205.8 million for the third quarter of 1996, up $6.4 million (3.2 percent) from those of the 1995 third quarter. Excluding asset write-downs of $55.5 million in the 1995 third quarter, operating income increased 5.7 percent to $29.0 million. Viad's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, third quarter revenues and operating income would have been higher by $6.1 million and $4.1 million in 1996 and 1995, respectively. Operating margins on the fully taxable equivalent basis would have been 16.6 percent in the third quarter of 1996, up from 15.5 percent in the 1995 third quarter. The overall third quarter segment comparison would have been better but for the June 30, 1996, sale of the Oakbrook, Illinois resort and conference hotel, which had contributed strong seasonal revenues and operating income in the 1995 quarter.

On the fully taxable equivalent basis, payment services revenues and operating income increased $3.8 million and $1.8 million, respectively, over those of 1995's third quarter, primarily as a result of increased investment income arising from larger investment balances.

Duty Free and shipboard concession revenues increased $9.5 million over those of the 1995 third quarter, due primarily to revision of an airport concession contract (formerly on a management fee basis) in December 1995, which was offset by a decrease in the number of shipboard passenger days. Operating income improved $300,000 as the cost of sales from the revised airport concession arrangement offset much of the revenue increases.

Cruise revenues decreased $300,000 from those of the 1995 third quarter due to a decreased number of passenger days. Excluding the $55.5 million write-down of Premier Cruise Line assets in the 1995 third quarter, operating results improved $1.3 million over that of 1995 due to cost reduction efforts.

Travel tour service revenues and operating income increased $3.0 million and $1.6 million, respectively, over those of the 1995 third quarter. Revenues were augmented by tour operations acquired late in 1995 as well as strong growth in icefield tour revenues.

Food service companies 1996 third quarter revenues remained even with the 1995 third quarter. Increased revenues at Glacier Park due to a later fall closing and increased business at America West Arena due to the addition of Phoenix Coyotes hockey games was offset by the closure of two fast food locations earlier in 1996 as well as the closure of the last location at Chicago's O'Hare Airport in August 1996. Operating income increased $800,000 as a result of the increased Glacier Park and America West Arena revenues as well as reduced costs.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
There was an increase of $1.3 million over 1995 in these expenses.

INTEREST EXPENSE.
Interest expense increased $300,000 over 1995's third quarter. Debt levels for the first part of the 1996 quarter were higher than in the 1995 quarter, due to expenditures for acquisitions late in 1995, including the acquisition of Giltspur in October 1995. As noted under Liquidity and Capital Resources, in connection with the August 15, 1996, spin-off of Viad's consumer products business, Viad borrowed $280 million under a new $350 million bank credit facility and used the proceeds to repay floating rate indebtedness of Viad. The credit facility and the related liability were then assumed by The Dial Corporation, effectively transferring a portion of Viad's outstanding indebtedness to The Dial Corporation. Thus, third quarter 1996 debt levels following the spin-off were lower.

INCOME TAXES.
Excluding the effects of the $3.0 million provision for estimated spin-off transaction costs without tax benefit in 1996, and excluding the effects of the asset write-downs in the third quarter of 1995, the effective tax rate in the 1996 third quarter was 31.7 percent, down from 35.2 percent in 1995. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Viad's payment services subsidiary. In addition, the lower than normal effective corporate tax rate is due to tax-exempt income becoming a larger portion of total pre-tax income upon the spin-off of the consumer products business.

COMPARISON OF FIRST NINE MONTHS OF 1996 TO THE
  FIRST NINE MONTHS OF 1995:
Revenues for the first nine months of 1996 increased $235.0 million, or 15.3 percent, to $1.8 billion from $1.5 billion in the same period of 1995. Excluding the 1995 second quarter one-time gain of $3.5 million (pre-tax) on curtailment of certain postretirement medical benefits in the convention services segment and excluding the 1995 third quarter asset write-downs of $55.5 million (pre-tax) in the travel and leisure and payment services segment, 1996 nine month operating income of Viad's principal business segments increased $17.7 million, or 12.5 percent, over that of the 1995 nine month period.

Income from continuing operations for the first nine months of 1996 was $44.9 million, or $0.48 per share, after deducting provisions for estimated spin-off transaction costs of $15.0 million, or $0.16 per share. Income from continuing operations for the first nine months of 1995 was $14.4 million, or $0.15 per share, after deducting $35.1 million, or $0.40 per share (after-tax), in asset write-downs and including the curtailment gain of $2.3 million, or $0.03 per share, after-tax.

For the first nine months of 1996, net income was $59.0 million, or $0.64 per share, compared to a net loss of $38.5 million, or $0.44 per share, for the first nine months of 1995. The 1996 nine month period included income from discontinued operations of $14.2 million, or $0.16 per share. The 1995 nine month period included a loss from discontinued operations of $39.0 million, or $0.43 per share, which was due primarily to restructuring charges of $82.1 million recorded by the consumer products business in the third quarter of 1995. See Note F of Notes to Consolidated Financial Statements. The 1995 period also included a one-time noncash charge of $13.9 million, or $0.16 per share, to record the cumulative effect to January 1, 1995, of the initial application of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

There were 2.9 million more average common and equivalent shares outstanding in 1996 than in 1995, due primarily to the effects of stock option exercises and other issuances related to employee benefit and dividend reinvestment plans, as well as the conversion of employee stock options upon the spin-off.

AIRLINE CATERING AND SERVICES.
Nine month revenues of the Airline Catering and Services companies were $633.7 million, a $29.8 million or 4.9 percent increase from those of the first nine months of 1995, while operating income increased $3.9 million or 7.7 percent to $55.0 million. New business, including an eight-city airline catering contract with a major airline phased in through the first part of 1996 and a seven-city contract with another major airline beginning in mid-1995, offset the adverse impact from severe weather conditions in the Southeast and on the East Coast which hampered operations and airline schedules during the first quarter of 1996. Operating margins improved to 8.7 percent from 1995's 8.5 percent.

CONVENTION SERVICES.
Convention Services' nine month revenues of $579.5 million were $163.2 million, or 39.2 percent, greater than the 1995 nine month period, as 1996 benefitted from the acquisition of Giltspur in October 1995. Excluding the 1995 one-time curtailment gain described above, 1996 operating income increased 28.1 percent to $48.8 million, as a result of the Giltspur acquisition and improved cost controls. On this same basis, operating margins decreased to 8.4 percent from 9.1 percent, as the mix of convention business changed with the addition of Giltspur.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
For the first nine months of 1996, revenues of the Travel and Leisure and Payment Services companies were $561.9 million, up $42.0 million, or 8.1 percent, from those of the 1995 period. Excluding the $55.5 million write-down of Premier Cruise Lines assets in the third quarter of 1995, operating income increased
13.4 percent to $55.4 million. Viad's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would have been $15.2 million and $11.5 million higher in 1996 and 1995, respectively. Operating margins on the fully taxable equivalent basis would be 12.2 percent for the first nine months of 1996, up from 11.4 percent in the comparable period of 1995.

On the fully taxable equivalent basis, revenues and operating income of payment services increased $12.1 million and $5.3 million, respectively, over those of 1995's first nine months, due principally to increased investment income arising from larger investment balances.

Duty Free airport and shipboard concession revenues increased $37.2 million over those of the first nine months of 1995, due primarily to the December 1995 revision of an airport concession contract (formerly on a management fee basis). Operating income improved $1.0 million as the cost of sales from the revised airport concession arrangement offset much of the revenue increases.

Cruise revenues for the first nine months of 1996 were $3.7 million higher than those of 1995, due to higher revenue yield per passenger day as well as the impact on 1995 revenues from drydocks for ship repairs. Excluding asset write-downs of $55.5 million taken in the third quarter of 1995, operating results improved $9.2 million due to the increased revenues as well as cost reduction efforts and lower lease expense resulting from the 1995 purchase of two cruise ships previously leased.

Travel tour service revenues improved $9.4 million over the first nine months of 1995, while operating results increased $700,000, as a result of contributions from tour operations acquired in 1995 and strong growth in icefield tour revenues.

Revenues and operating income of the food service companies for the first nine months of 1996 were down $1.5 million and $800,000, respectively, from the same period in 1995. A General Motors strike in March 1996 temporarily closed plants served by Restaura's contract foodservice operation. In addition, two fast food locations and the O'Hare Airport foodservice location were closed during 1996.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
These items increased $2.6 million over those of 1995.

INTEREST EXPENSE.
Interest expense for the first nine months of 1996 increased $2.4 million over the first nine months of 1995. As discussed in Liquidity and Capital Resources, in connection with the spin-off of the consumer products business in August 1996, Viad reduced its floating rate indebtedness by $280 million. However, average debt for the nine month period was higher than the comparable 1995 period. The effect of increased debt over 1995 levels was partially offset by lower interest rates on floating-rate debt. The increased debt levels were due to expenditures for acquisitions in 1995, including Giltspur in October 1995 and purchases of the Star/Ship Majestic in February 1995 and the Star/Ship Atlantic in July 1995 (both ships were previously leased).

INCOME TAXES.
Excluding the effects of the $15.0 million provision for estimated spin-off transaction costs without tax benefit, the effective tax rate for the first nine months of 1996 was 31.6 percent. Excluding the $55.5 million asset-write downs in 1995, the 1995 effective tax rate for the comparable period was 32.9 percent. The decrease in the effective tax rate results primarily from the increased use of tax-exempt investments by Viad's payment services subsidiary. In addition, the lower than normal effective corporate tax rate is due to tax-exempt income becoming a larger portion of total pre-tax income upon the spin-off of the consumer products business.

LIQUIDITY AND CAPITAL RESOURCES:
In connection with the August 15, 1996 Distribution of the consumer products business, Viad borrowed $280 million under a new $350 million bank credit facility and used the proceeds to repay floating rate indebtedness of Viad. The credit facility and the related liability were then assumed by The Dial Corporation, effectively transferring $280 million of Viad's outstanding indebtedness to The Dial Corporation. Viad's reduced short-term borrowings are supported by unused commitments under a $400 million long-term revolving bank credit agreement.

Viad's total debt at September 30, 1996 was $584.7 million compared with $889.3 million at December 31, 1995. After giving effect to the Distribution, including the reduced debt noted above and a noncash $155.5 million reduction of equity (net of a $4.5 million reduction in unrealized foreign currency translation losses), the debt-to-capital ratio at September 30, 1996 was 0.55 to 1. The debt-to-capital ratio at December 31, 1995 was 0.61 to
1. On a pro forma basis, after giving effect to the assumption of debt by The Dial Corporation and the reduction of equity upon the Distribution, Viad's debt-to-capital ratio would have been approximately 0.60 to 1 at December 31, 1995.

Fluctuations in the balances of payment service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents' receivables and the timing of the presentment of such instruments.

Other than the Distribution of Viad's consumer products business and the Disposition of its Canadian intercity bus transportation business described earlier, there were no material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Form 8-K dated as of August 15, 1996.

PART II.     OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 1996.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibit No. 10 - Employment Agreement for Robert
             Bohannon

             Exhibit No. 11 - Statement Re Computation of Per Share
             Earnings

             Exhibit No. 27 - Financial Data Schedule

      (b)    Two reports on Form 8-K dated as of August 15,
             1996 were filed by the registrant during the quarter for which this report is filed. The first Form 8-K (filed August 16, 1996) reported under Item 5 that Viad had completed the spin-off of its consumer products business into an independent, publicly traded company known as The Dial Corporation. Viad paid a Distribution dividend of one share of The Dial
             Corporation for each share of The Dial Corp held by stockholders of record on August 5, 1996. Viad also announced the election of two directors and the appointment of Robert H.
             Bohannon as a director and president and chief operating officer. Related press releases were filed under Item 7.

             The second Form 8-K (filed September 13, 1996) reported under Item 5 the Distribution of the consumer products business and the Disposition of the Canadian intercity bus transportation business, and set forth in Exhibit 99 of Item 7 Viad's audited financial statements and certain other financial information presenting these businesses as discontinued operations.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VIAD CORP
                                           (Registrant)

November 4, 1996                           By /s/Richard C. Stephan
                                           ------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)