Form 10-K405
period 1996-12-31
VIAD CORP
filed 1997-03-27
CIK 884219

                                   March 27, 1997

                                   VIA EDGAR




Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:  Viad Corp Form 10-K
     CIK 0000884219
     Commission File No. 001-11015

Ladies and Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the Annual Report of Viad Corp on Form 10-K for the fiscal year ended December 31, 1996. Manually executed signature pages and consents have been executed prior to the time of this electronic filing and will be retained by Viad for five years.

The financial statements do not reflect any material change by Viad from the preceding year in any other accounting principles or practice or in the method of applying such principles or practice.

Copies of this report, complete with exhibits, are being filed with the New York Stock Exchange.

                                   Very truly yours,

                                   /s/ Richard C. Stephan

                                   Richard C. Stephan
                                   Vice President-Controller


/kr

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------
                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1995
                 Commission File Number 001-11015
           -------------------------------------------

                            VIAD CORP
      (Exact name of registrant as specified in its charter)

               Delaware                           36-1169950
     (State or Other Jurisdiction              (I.R.S. Employer
     of Incorporation or Organization)        Identification No.)

     Viad Tower, Phoenix, Arizona                      85077
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 14, 1997, 95,948,419 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $1.68 billion.

               DOCUMENTS INCORPORATED BY REFERENCE
          Documents                     Where Incorporated
          ---------                     ------------------
A portion of Proxy Statement for
 Annual Meeting of Shareholders
    to be held May 13, 1997                  Part III

                              PART I

ITEM 1.   BUSINESS.

     Viad Corp ("Viad" or the "Corporation") is comprised of operating companies and a division which constitute a diversified services business. Most of Viad's services are provided to businesses for use by their customers. Accordingly, the Corporation markets its services to approximately 47,000 agent locations in the U.S. (money orders), numerous trade show organizers and exhibitors (convention and exhibit services), 80 domestic and international airlines (in-flight food service), and others. Occupying the number one or number two position in many of the markets in which they compete, the Corporation's businesses seek to provide satisfying and attractive services with a discernible difference to the ultimate users and thereby be considered a value-added provider by Viad's business customers.

     Viad's services are classified into three principal business segments, namely (1) Airline Catering and Services, (2)
Convention Services, and (3) Travel and Leisure and Payment
Services. A description of each of the Viad business segments and recent developments in each follows:

VIAD SEGMENTS
     Viad is built around several company groups which are leading competitors in their businesses, including companies engaged in airline catering (Dobbs International Services), airplane fueling and ground-handling (Aircraft Service International), convention and exhibit services (GES Exposition Services and Exhibitgroup/Giltspur), payment services (Travelers Express), contract foodservices (Restaura), airport and cruise ship duty-free businesses (Greyhound Leisure Services), and travel services (Brewster Transport, Jetsave and Crystal Holidays).

     AIRLINE CATERING AND SERVICES
     Airline catering, aircraft fueling and certain other ground-handling operations are conducted through the Dobbs International
Services and Aircraft Service International groups of companies.
Dobbs International, which has been conducting airline catering operations since 1941, is the second largest domestic in-flight caterer. At the end of 1996, Dobbs International's in-flight catering operations were providing in-flight meals to more than 80 domestic and international airlines at 46 airports in the United States and 5 airports in foreign countries. United
Airlines is the largest customer of Dobbs International.  Dobbs
International has been involved in a "Quality Improvement
Process" for many years and has been recognized for its innovations by its customers and suppliers. In the fall of 1996, Dobbs International began construction of flight kitchens at the San Francisco International Airport and at the Philadelphia
International Airport, and in February 1997, acquired a flight kitchen at the Miami International Airport.
     The Aircraft Service International group of companies provides certain ground-handling services such as aircraft fueling, aircraft cleaning and baggage handling for major domestic and international airlines at 36 airports throughout the United States and in Freeport, Bahamas and London, England.
     Dobbs International and Aircraft Service International are focused on meeting the outsourcing needs of the airline industry, providing a lower-cost alternative to permit airlines to reduce costs and operate more profitably.

     CONVENTION SERVICES
     Convention services are provided by the Corporation's GES Exposition and Exhibitgroup/Giltspur companies.
     GES Exposition, the nation's leading supplier of convention services, provides tradeshow design and planning, decorating, exhibit design, preparation, installation and dismantling, audio visual, electrical, transportation and management services for conventions and tradeshows. In January 1996, GES Exposition acquired Exposervice Standard Inc., a Montreal based tradeshow and exposition service company. Panex Show Services Limited and Stampede Display and Convention Services Limited, two Canadian companies that provide tradeshow and exposition services in Toronto, Calgary and Edmonton had been acquired in January 1995. GES Exposition also acquired Concept Convention Services, Inc. in July 1995, and Badger Exposition Services, Inc. and related businesses in September 1995. Concept and Badger are regional exposition services companies headquartered in Phoenix, Arizona, and Milwaukee, Wisconsin, respectively.
     Exhibitgroup/Giltspur is a designer, builder and installer of convention and tradeshow exhibits and displays, with six office/warehouse locations and 28 multi-use manufacturing and office/warehouse facilities in 24 U.S. cities and a manufacturing and warehouse facility in Toronto, Canada. Exhibitgroup/Giltspur is operated as a division of Viad, and consists of merged operations formerly conducted by Exhibitgroup Inc. and Giltspur Inc. Giltspur, Inc. was acquired in October 1995. Color and Design Exhibits Inc., an exhibit company headquartered in Beaverton, Oregon, was acquired in July 1996. During 1995, Exhibitgroup/Giltspur also expanded its operations by acquisition of All West Display Inc., a company headquartered in Portland, Oregon, and Displaymasters, Inc. and Deaton Museum Services, Inc., companies headquartered in Minneapolis, Minnesota. Exhibitgroup/Giltspur operates the largest exhibit and display business in the nation.

     TRAVEL AND LEISURE AND PAYMENT SERVICES
     Viad's payment services business is conducted by the Travelers Express group of companies which engages in the sale of money orders to the public through approximately 47,000 agent locations in the United States and Puerto Rico. Travelers Express is the nation's leading issuer of money orders, processing approximately 256 million money orders in 1996. Travelers Express provides processing services for approximately 5,700 banks, credit unions and other financial institutions which offer share drafts (the credit union industry's version of a personal check), official checks (used by financial institutions in place of their own bank check or cashier's check) or money orders. Republic Money Order Company, a Travelers Express unit, is a leader in money order-issuance technology which facilitates the issuance of money orders through chain, convenience and supermarket stores. In October 1995, Travelers Express acquired PayMate, Inc. (renamed Moneyline Express), a supplier of home banking and remote bill payment services. Travelers Express also acquired the Minnesota-based business of First State Marketing Corp., the nation's leading processor of rebate checks, and the business of National Express Corporation, an Oklahoma-based money order business, in January 1997.
     Travel and leisure services are provided by the Greyhound Leisure Services, Brewster Transport, Jetsave, Crystal Holidays and Restaura business units.
     Greyhound Leisure Services operates duty-free concessions on 41 cruise ships operating primarily in North American, Caribbean and European waters, and also operates duty-free shops at the Miami and Fort Lauderdale/Hollywood, Florida international airports. It also conducts a wholesale export operation.
     Brewster Transport Company Limited, an Alberta, Canada corporation, operates tour and charter buses in the Canadian Rockies, and engages in travel agency, hotel and snocoach tour operations. Brewster was a 68.5% owned affiliate of the Corporation prior to May 31, 1996, when the other 31.5% was acquired pursuant to a share exchange (see "Discontinued Operations"). In May 1995, Brewster acquired TransPacific Tours Limited, a package tour company with significant access to the Japanese marketplace. In July 1995, Brewster disposed of its joint venture interest in the Mt. Norquay ski facility in Banff, Alberta, Canada. Brewster owns and operates 94 intercity coaches and 11 buses, as well as 16 snocoaches which transport sightseers on tours of the glaciers of the Columbia Icefield.
     Recreation and travel services also are provided under the Jetsave and Crystal Holidays names. Jetsave and Crystal Holidays are leading United Kingdom operators of tour packages and specialty tours throughout Europe, and from Europe to the United States, Canada, South Africa and the Bahamas. The 1996 acquisition of Tropical Places Ltd. extended the operation of Jetsave to the Caribbean, Kenya, the Indian Ocean and the Far East.
     The Restaura group of companies' contract foodservice division serves meals to workers at approximately 200 locations, including employees of major companies such as General Motors and Ford, through cafeteria, executive dining room and vending operations at large industrial complexes, high density office buildings, universities and other similar facilities. Restaura also acts as the prime concessionaire for all food and beverage services at the America West Arena in Phoenix, Arizona, and operates 7 historic lodges in and around Glacier National Park in Montana and Canada. In January 1997, Restaura expanded its sports arena activities by entering into a concession agreement, commencing in 1998, to provide food and beverage services at Bank One Ballpark, the future home of the Arizona Diamondbacks baseball team.

     COMPETITION
     The Corporation's businesses generally compete on the basis of price, value, quality, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of quality and magnitude of agent network, business automation, technology and automated controls for money order issuance, and Dobbs International also competes on the basis of reliability, condition of kitchen facilities and truck fleet, and on-time record. The U.S. Postal Service and First Data Corporation are the principal competition of Travelers Express, and Caterair International/Sky Chefs is the principal competitor of Dobbs International. On a national basis, Freeman Decorating Company is the principal competitor of GES Exposition, and George
P. Johnson is the principal competitor of Exhibitgroup/Giltspur.

PATENTS AND TRADEMARKS
     United States patents are currently granted for a term of 20 years from the date a patent application is filed. The Viad companies own a number of patents which give them competitive advantages in the marketplace, including a number of patents owned by Exhibitgroup/Giltspur covering exhibit systems and by Travelers Express for automated money order dispensing systems. The Travelers Express patents cover security, automated reporting and control, and other features which are important in the issuance of money orders.
     United States trademark registrations are for a term of 10 years, renewable every 10 years as long as the trademarks are used in the regular course of trade. The Viad companies maintain a portfolio of trademarks representing substantial goodwill in the businesses using the marks.
     Many trademarks used by Viad and its subsidiaries, including the DOBBS, DOBBS INTERNATIONAL SERVICES, EXHIBITGROUP/GILTSPUR, GES and TRAVELERS EXPRESS service marks, have substantial importance and value. Certain rights in software held by Travelers Express also provide competitive advantage.

GOVERNMENT REGULATION
     None of Viad's businesses are heavily regulated by governmental authorities. Nevertheless compliance with legal requirements and government regulations are a day-to-day integral part of the Corporation's operations and represent a normal cost of doing business. Food safety and airport security regulations are of importance to Dobbs International and Aircraft Service companies, financial transactions reporting and state banking department regulations affect Travelers Express, and environmental, labor and employment and other regulations affect virtually all operations. As is the case with many companies, the Corporation faces exposure to actual or potential claims and lawsuits involving environmental matters. Although the Corporation is a party to certain environmental disputes, the Corporation believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of any potential insurance recovery, should not have a material adverse effect on the Corporation's financial position or results of operations.

EMPLOYEES

                 EMPLOYMENT AT DECEMBER 31, 1996


                    APPROXIMATE         EMPLOYEES COVERED BY
                     NUMBER OF          COLLECTIVE BARGAINING
SEGMENT              EMPLOYERS                AGREEMENTS
-------             -----------         ---------------------
Airline Catering
and Services           14,500                   9,000

Convention Services     4,600                   1,900

Travel and Leisure
and Payment Services    4,800                   1,700


     Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 1997 will be renegotiated in the ordinary course of business without adverse effect on Viad's operations.

     Viad had approximately 170 employees at its corporate center at December 31, 1996, providing management, financial and accounting, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of seven nonemployee directors and one employee director and has an executive management team consisting of six Viad officers and four principal executives of significant operating divisions or companies.

SEASONALITY
     The first quarter is normally the slowest quarter of the year for Viad. Due to increased leisure travel during the summer and year-end holidays, Viad's airline catering and travel service operations experience peak activity at these times. Convention service companies generally experience increased activity during the first half of the year. As a result of these factors, Viad's 1996 quarterly earnings per share from continuing operations before nonrecurring items as a percentage of the full year's earnings on the same basis were approximately 11% (first quarter), 27% (second quarter), 35% (third quarter), and 27% (fourth quarter). See Note R of Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS
     Viad is successor to The Greyhound Corporation, a corporation formed in 1926 which owned and operated Greyhound Lines, the nation's largest intercity bus transportation company. Since that time, the Corporation has evolved from a bus transportation company, to a consumer products and services company, then to a services company. Viad's evolution as a focused services company was furthered in 1996 with the separation of Greyhound Lines of Canada ("GLOC") in May 1996 and the spin-off of the Corporation's consumer products business in August 1996.
     Effective May 31, 1996, shareholders of Greyhound Lines of Canada voted to separate its intercity bus transportation business and its tourism business into two independent companies. At the same time, GLOC minority shareholders approved an automatic share exchange proposal whereby their ownership interests in the tourism business, aggregating 31.5 percent, were exchanged for Viad's 68.5 percent ownership interest in the intercity bus transportation company such that Viad became the owner of 100 percent of the tourism company, Brewster Transport Company Limited, in exchange for its ownership in the intercity bus transportation company.
     On August 15, 1996, Viad completed the spin-off of its consumer products business, now conducted under the name The Dial Corporation. In effecting the spin-off, the holders of common stock of Viad received a distribution of one share of common stock of The Dial Corporation for each share of Viad common stock.
     In February 1997, Viad's Board of Directors approved plans to dispose of Viad's cruise line business, operated by Premier Cruise Lines, Ltd.

     See Notes A, D and E of Notes to Consolidated Financial
Statements for further information concerning Discontinued
Operations.

SHELF REGISTRATION
     In July 1994, the Corporation filed a shelf registration with the Securities and Exchange Commission covering $500 million of debt and equity securities. To date, no securities have been offered under the registration.

BUSINESS SEGMENTS
     Principal business segment information is set forth in
Exhibit 13 attached hereto and made a part hereof.

ITEM 2.   PROPERTIES.
     Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada and the United Kingdom. The Corporation also conducts business in certain other foreign countries.
     Viad's headquarters are located at Viad Tower in Phoenix, Arizona. Viad leases 8 floors (consisting of approximately 159,000 square feet) from a partnership owned by two subsidiaries of the Corporation, and in addition, has control of approximately 29,600 square feet on a rent-free basis to provide building amenities such as food service and fitness facilities.
     AIRLINE CATERING AND SERVICES operates 8 administrative offices, 36 airline service locations and 62 catering kitchens. All of the properties are in the United States, except for 2 office/airline service locations and 5 catering kitchens which are located in foreign countries. Ten of the catering kitchens are owned. Two of the catering kitchens and 9 of the airline service locations are provided by airlines to which services are rendered. All other properties are leased.
     CONVENTION SERVICES operates 34 offices and 87 multi-use facilities (exhibit construction, office and warehouse). All of the properties are in the United States, except for 3 offices and 9 warehouse facilities which are located in foreign countries. One of the offices and two of the warehouses are owned; all other properties are leased.
     TRAVEL AND LEISURE AND PAYMENT SERVICES operates 25 offices, 23 foodservice facilities, 6 retail gift shops, 144 duty-free shops (located in airports and onboard cruise ships), 8 warehouses, 3 terminals, 4 garages and 9 hotels/lodges with ancillary foodservice and recreational facilities, and an icefield tour facility. In addition, 160 foodservice facilities are made available by firms to which services are provided. All of the properties are in the United States, except for 9 offices, 1 foodservice facility, 3 terminals, 4 garages, the icefield tour facility, and 3 hotels, which are located in foreign countries; and approximately 123 duty-free shops are operated in international waters on board cruise ships. Travel and Leisure and Payment Services owns 4 hotels and 5 of the hotels are operated pursuant to a concessionaire agreement. One warehouse, 3 foodservice facilities, 1 terminal and 3 garages are owned; all other properties are leased. The icefield tour facility is jointly owned and operated with Parks Canada.

     Selected principal properties of the Corporation and its subsidiaries are as follows:

LOCATION                 SQ FEET        FUNCTION
--------                 -------        --------

AIRLINE CATERING AND SERVICES:

Atlanta International
Airport (3 kitchens),
Atlanta, Georgia         339,000        Catering Kitchen

O'Hare International
Airport (3 kitchens),
Chicago, Illinois        252,000        Catering Kitchen

Denver International
Airport, Denver,
Colorado                 150,000        Catering Kitchen

Dulles International
Airport, Washington,
D.C.                     120,000        Catering Kitchen

Los Angeles
International Airport,
Los Angeles,
California               104,000        Catering Kitchen*

CONVENTION SERVICES:

Roselle (Chicago),
Illinois                 475,000        Exhibit construction,
                                        office and warehouse

Fremont (San
Francisco),
California
(3 buildings)            259,000        Exhibit construction,
                                        office and warehouse

Las Vegas, Nevada
(5 buildings)            239,000        Office and warehouse
                                        facilities

Atlanta, Georgia         212,000        Office and warehouse

Avon (Boston),
Massachusetts            210,000        Exhibit construction,
                                        office and warehouse

Orlando, Florida         204,000        Warehouse*

Edison, New Jersey       180,000        Exhibit construction,
                                        office and warehouse

Chula Vista,
California               108,000        Warehouse*

Grapevine (Dallas),
Texas                    180,000        Exhibit construction,
                                        office and warehouse

Pittsburgh,
Pennsylvania             170,000        Exhibit construction,
                                        office and warehouse

Henderson, Nevada        138,000        Warehouse

Washington, D.C.          84,000        Office and warehouse

TRAVEL AND LEISURE AND PAYMENT SERVICES:
St. Louis Park,
Minnesota                146,000        Office

Glacier Park Lodge,
Glacier Park, Montana    135,000        Hotel*

Miami, Florida           109,000        Office and warehouse

*    Owned.

     Management believes that Viad's facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

ITEM 3.   LEGAL PROCEEDINGS.
     Several shareholder derivative complaints were filed in the Delaware Court of Chancery in late December 1995 and early January 1996 against members of the Corporation's Board of Directors, and against the Corporation as a nominal defendant. The complaints variously allege fraud, negligence, mismanagement, corporate waste, breaches of fiduciary duty, and seek equitable relief and recovery from or on behalf of the Corporation for compensatory and other damages incurred by the Corporation as a result of alleged payment of excessive compensation, improper investments, or other improper activities. Viad and its counsel believe the claims are without merit. A lawsuit which was filed in the United States District Court, District of Arizona, on December 21, 1995, alleging many of the same issues against the same parties, against a former member of the Company's Board, and against certain officers of the Company has been dismissed.

     In addition to the derivative complaints, Viad and certain subsidiaries are plaintiffs or defendants to various other actions, proceedings and pending claims, including multiple lawsuits filed by several hundred former railroad workers claiming asbestos-related health conditions from exposure to railroad equipment made by former subsidiaries. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, claims for compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against Viad. Although the amount of liability at December 31, 1996, with respect to these matters is not ascertainable, Viad believes that any resulting liability will not materially affect Viad's financial position or results of operations.
     A federal grand jury investigation of Viad's airline catering subsidiary's billing practices at several airport flight kitchen locations has been resolved with the U.S. Attorney's Office and affected airlines by a civil settlement within previously established reserves.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
     No matters were submitted to a vote of securityholders during the fourth quarter of 1996.

OPTIONAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.
     The names, ages and positions of the executive officers of the Corporation as of March 15, 1997, are listed below:

                                        EXECUTIVE POSITION
NAME           AGE       OFFICE             HELD SINCE
----           ---       ------         ------------------


Robert H.       52       Chairman of the          1997
Bohannon                 Board, President
                         and Chief Executive
                         Officer of Registrant

L. Gene Lemon   56       Vice President-          1979
                         Administration of
                         Registrant

Ronald G.       55       Vice President-Finance   1987
Nelson                   and Treasurer of
                         Registrant

Peter J.        57       Vice President and       1996
Novak                    General Counsel of
                         Registrant

Scott E.        50       Secretary and            1997
Sayre                    Associate General
                         Counsel of Registrant

Richard C.      57       Vice President-          1980
Stephan                  Controller of
                         Registrant

Charles J.      50       President and Chief      1991
Corsentino               Executive Officer of
                         Exhibitgroup/Giltspur,
                         a division of
                         Registrant

Frederick J.    62       President and Chief      1985
Martin                   Executive Officer of
                         Dobbs International
                         Services, Inc., a
                         subsidiary of
                         Registrant

Philip W.       38       President and Chief      1996
Milne                    Executive Officer of
                         Travelers Express
                         Company, Inc., a
                         subsidiary of
                         Registrant

Paul B.         42       President and Chief      1996
Mullen                   Executive Officer of
                         GES Exposition
                         Services, Inc. a
                         subsidiary of
                         Registrant

Each of the foregoing officers, with the exceptions set forth below, has served in the same, similar or other executive positions with Viad or its subsidiaries for more than the past five (5) years.

     Prior to January 1997, Mr. Bohannon served as President and Chief Operating Officer of Registrant since August 15, 1996. Prior thereto he was President and Chief Executive Officer of Travelers Express Company, Inc. since 1993, and prior to that was a senior officer at Marine Midland Bank of Buffalo, New York.

     Prior to February 1996, Mr. Novak was Deputy General Counsel of Registrant, and prior to serving in that position was Group
General Counsel of Registrant.

     Prior to August 1996, Mr. Milne was Vice President-General
Manager-Retail Payment Products of Travelers Express Company,
Inc., since May 15, 1993, and prior thereto served in similar executive capacities at Travelers Express Company, Inc.

     Prior to May 1996, Mr. Mullen was President and Chief
Executive Officer of Giltspur, Inc., since 1995. Prior thereto he was executive vice president and chief operating officer of Giltspur, Inc. since 1994, and prior to that, he was president of the Pittsburgh Division of Giltspur, Inc. since 1992.

     Prior to January 1997, Mr. Sayre served as Assistant
Secretary and Assistant General Counsel of Registrant since
February 1996, and prior thereto was Assistant General Counsel.

     The term of office of the executive officers is until the next annual organization meetings of the Boards of Directors of Viad or appropriate subsidiaries, all of which are scheduled for May or June of this year.

     The Directors of Viad are divided into three classes, with the terms of one class of Directors to expire at each Annual Meeting of Stockholders. The current term of office of Robert H. Bohannon is scheduled to expire at the 1999 Annual Meeting of Stockholders.

                             PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The principal market on which the common stock of Viad is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Midwest, Pacific, Philadelphia and Cincinnati Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31, 1996:



                         Sales Price Range of Common Stock
                              1996                1995
Calendar Quarters        High      Low       High      Low
-----------------        ----      ---       ----      ---

First                    $33.25    $27.125   $26.125   $21.50

Second                    30.75     27.50     26.375    23.50

Third (1)                 30.25     13.375    25.625    20.875

Fourth                    17.125    13.875    30.375    22.50


     (1) On August 15, 1996, the spin-off of Viad's consumer products business, now conducted under the name The Dial Corporation, to the corporation's stockholders became effective. The closing price of the Corporation's shares immediately prior to the spin-off on August 15, 1996 was $26.375. The high and low prices for the period July 1, 1996 through August 15, 1996 were $30.25 and $25.25, respectively. The average price of The Dial Corporation common stock was $13.0625 on the day immediately following the August 15 distribution, and the average price of Viad Corp common stock was $14.3125 on the day immediately following the distribution. Viad's high and low prices for the period August 16, 1996, through September 30, 1996, were $15.25 and $13.375, respectively.


                         Dividends Declared on Common Stock

                              1996                1995
                              ----                ----

February                      $ .16               $ .15

May                             .16                 .15

August                          .08 (2)             .16

November                        .08                 .16

          TOTAL               $0.48               $0.62



         (2) Viad's quarterly dividend decreased from $0.16 to $0.08 per share following the spin-off of The Dial Corporation. The Dial Corporation's initial dividend rate after the spin-off maintained the 1995 annual dividend rate for stockholders who retained shares of both companies following the spin-off.

         Regular quarterly dividends have been paid on the first business day of January, April, July and October.
         As of March 14, 1997, there were 67,648 holders of record of Viad's common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         1.   Financial Statements--See Item 14 hereof.

         2.   Supplementary Data--See Condensed Consolidated
Quarterly Results in Exhibit 13.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         The information regarding Directors of the Registrant is included in Viad's Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 1997 ("Proxy Statement"), and is incorporated herein and made a part hereof. The information regarding executive officers of the Registrant is found as an Optional Item in Part I hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         None.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a) The following documents are filed as a part of the report:

              FINANCIAL STATEMENTS.
              The following are included in Exhibit 13: Independent Auditors' Report and Consolidated Financial Statements (Balance Sheet, Statements of Income, Cash Flows, and Common Stock and Other Equity, and Notes to Financial Statements).

              EXHIBITS. #
3.A Copy of Restated Certificate of Incorporation of Viad, as amended through August 15, 1996.*

3.B Copy of Bylaws of Viad Corp, as amended through February 20, 1997.*

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

4.B Copy of Amended and Restated Credit Agreement dated as of July 24, 1996, among Viad, the Banks parties thereto, Citicorp USA, Inc., as Administrative Agent, and Bank of America National Trust and Savings
              Association as Documentation Agent.*

10.A1    Copy of Employment Agreement between Viad Corp and
         John W. Teets dated June 20, 1995, filed as Exhibit
         10.A to Viad's Second Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.A2    Copy of Consulting Agreement between Viad Corp and John
         W. Teets effective January 1, 1997.*+

10.B Sample forms of Contingent Agreements relating to funding of Supplemental Executive Pensions, filed as Exhibit (10)(T) to Viad's 1989 Form 10-K, is hereby incorporated by reference.+

10.C Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 1987, filed as Exhibit
              (10)(F) to Viad's 1986 Form 10-K, is hereby incorpor-ated by reference.+

10.C1    Copy of amendment dated February 21, 1991, to Viad's
         Supplemental Pension Plan, filed as Exhibit (10)(G)(i) to Viad's 1990 Form 10-K, is hereby incorporated by reference.+

10.C2    Copy of amendment dated August 18, 1993, to Viad's
         Supplemental Pension Plan, filed as Exhibit 10.C to
         Viad's Second Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.D          Copy of Viad Corp Deferred Compensation Plan for
              Directors, as Amended and Restated July 25, 1996.*+

10.E1    Copy of Viad Corp Management Incentive Plan, filed as
         Exhibit 10.E to Viad's First Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.E2    Copy of Viad Corp 1997 Management Incentive Plan.*+

10.F1    Copy of form of Executive Severance Agreement between
         Viad and three executive officers, filed as Exhibit
         (10)(G)(i) to Viad's 1991 Form 10-K, is hereby incorporated by reference.+

10.F2 Copy of forms of Viad Corp Executive Severance Plans covering certain executive officers, filed as Exhibit
         (10)(G)(ii) to Viad's 1992 Form 10-K, is hereby incorporated by reference.+

10.G Copy of Travelers Express Company, Inc. Supplemental Pension Plan amended and restated on June 12, 1995, filed as Exhibit 10.G to Viad's Third Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.H1 Copy of Viad Corp 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Viad's Registration Statement on Form S-8 (Registration No. 33-41870), is hereby incorporated by reference.+

10.H2    Copy of amendment, effective August 1, 1994, to Viad
         Corp 1983 Stock Option and Incentive Plan, filed as
         Exhibit 10.H2 to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.I1    Copy of Viad Corp 1992 Stock Incentive Plan, filed as
         Exhibit (10)(J) to Viad's 1991 Form 10-K, is hereby incorporated by reference.+

10.I2    Copy of amendment, effective August 1, 1994, to Viad
         Corp 1992 Stock Incentive Plan, filed as Exhibit 10.I2 to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.J          Copy of 1997 Viad Corp Omnibus Incentive Plan.*+

10.K Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Viad's 1985 Form 10-K, is hereby incorporated by reference.+

10.L Copy of Viad Corp Performance Unit Incentive Plan, filed as Exhibit 10.L to Viad's First Quarter 1995 Form 10-Q, is hereby incorporated by reference.+

10.L1    Copy of Viad Corp 1997 Performance Unit Incentive
         Plan.*+

10.M          Copy of Viad Corp Supplemental TRIM Plan, filed as
              Exhibit 10.M to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.N          Copy of Employment Agreement between GES Exposition
              Services and Norton Rittmaster dated May 20, 1982, filed as Exhibit (10)(O) to Viad's 1992 Form 10-K, is hereby incorporated by reference.+

10.O Copy of Employment Agreement between Viad Corp and Paul Mullen dated April 25, 1996.*+

10.P Copy of Viad Corp Performance-Based Stock Plan, filed as Exhibit 10.P to Viad's 1993 Form 10-K, is hereby incorporated by reference.+

10.Q          Copy of Viad Corp Deferred Compensation Plan, filed as
              Exhibit 10.Q to Viad's 1993 Form 10-K, is hereby incorporated by reference.+

10.R Copy of form of Viad Corp 1983 Stock Option and Incentive Plan Amended and Restated Restricted Stock Agreements dated August 12, 1994, between Viad and certain executive officers, filed as Exhibit 10.R to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.S Copy of form of Viad Corp 1992 Stock Incentive Plan Restricted Stock Agreements dated August 12, 1994, between Viad and certain executive officers, filed as
              Exhibit 10.S to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.T Copy of Viad Corp Director's Charitable Award Program as amended through March 15, 1996, filed as Exhibit
              10.T to Viad's 1995 Form 10-K, is hereby incorporated by reference.+

10.U          Copy of Employment Agreement between Viad Corp and
              Robert H. Bohannon dated January 1, 1997.*+

10.V          Copy of GES Exposition Services, Inc. Supplemental
              Executive Retirement Plan effective August 1, 1995, filed as Exhibit 10.V to Viad's 1995 Form 10-K, is hereby incorporated by reference.+

11            Statement Re Computation of Per Share Earnings.*

13            Financial Information set forth in Annual Report to
              Securityholders.*

21            List of Subsidiaries of Viad.*

23 Consent of Independent Auditors to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this report.*

24            Power of Attorney signed by directors of Viad.*

27            Financial Data Schedule.*


*        Filed herewith.
+        Management contract or compensation plan or arrangement.
#        Viad Corp was previously named The Dial Corp.

Note: The 1996 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.

(b)  REPORTS ON FORM 8-K.
         The Corporation filed no reports on Form 8-K during the last quarterly period covered by this report.

                            SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 24th day of March, 1997.


                                       VIAD CORP

                                       By:  /s/  Robert H. Bohannon
                                                 Chairman of the
                                                 Board, President and
                                                 Chief Executive
                                                 Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                       Principal Executive Officer


Date:    March 24, 1997           By:  /s/  Robert H. Bohannon
                                                 Director; Chairman
                                                 of the Board,
                                                 President and Chief
                                                 Executive Officer



                                       Principal Financial Officer


Date:    March 24, 1997           By:  /s/  Ronald G. Nelson
                                                 Vice President-Finance and
                                                 Treasurer



                                       Principal Accounting Officer


Date:    March 24, 1997           By:  /s/  Richard C. Stephan
                                                 Vice President-Controller

                                       Directors


                                       Jess Hay
                                       Judith K. Hofer
                                       Jack F. Reichert
                                       Linda Johnson Rice
                                       Douglas L. Rock
                                       John W. Teets
                                       Timothy R. Wallace



Date:    March 24, 1997           By:  /s/  Richard C. Stephan
                                                 Attorney-in-Fact