Form 10-Q
period 1997-03-31
VIAD CORP
filed 1997-05-14
CIK 884219

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1997
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

As of April 30, 1997, 95,992,279 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements


                                        VIAD CORP
                               CONSOLIDATED BALANCE SHEET

                                                        March 31,     December 31,
(000 omitted)                                             1997           1996
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $     4,161     $     4,422
  Receivables, less allowance of
     $11,430 and $12,744                                  165,736         163,262
  Inventories                                             101,974          93,730
  Deferred income taxes                                    29,319          32,567
  Other current assets                                     49,200          59,562
                                                       ----------      ----------
                                                          350,390         353,543
  Funds, agents' receivables and
     current maturities of investments
     restricted for payment service
     obligations, after eliminating
     $90,000 invested in Viad commercial paper            508,172         670,258
                                                       ----------      ----------
  Total current assets                                    858,562       1,023,801
Investments restricted for
 payment service obligations                            1,172,058       1,144,279
Property and equipment                                    478,614         473,039
Other investments and assets                              117,301         125,705
Investment in discontinued operations                      30,662          97,958
Deferred income taxes                                      50,084          47,904
Intangibles                                               544,888         540,626
                                                       ----------      ----------
                                                      $ 3,252,169     $ 3,453,312
                                                       ==========      ==========

                                                        March 31,     December 31,
(000 omitted, except number of shares)                    1997            1996
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   154,191     $   148,990
  Accrued compensation                                     50,910          68,976
  Other current liabilities                               210,490         263,049
  Current portion of long-term debt                        18,426           2,348
                                                       ----------      ----------
                                                          434,017         483,363
  Payment service obligations                           1,746,087       1,869,480
                                                       ----------      ----------
  Total current liabilities                             2,180,104       2,352,843
Long-term debt                                            498,118         518,779
Pension and other benefits                                 60,872          61,689
Other deferred items and insurance reserves                72,258          73,291
Minority interests                                          8,077           7,888
$4.75 Redeemable preferred stock                            6,607           6,604
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 shares issued                             145,663         145,663
  Additional capital                                      278,989         282,203
  Retained income                                         139,971         146,664
  Cumulative translation adjustments                       (2,272)         (1,519)
  Unearned employee benefits                             (110,396)       (118,766)
  Unrealized gain (loss) on securities
     available for sale                                    (4,312)            205
  Common stock in treasury, at cost,
     1,137,012 and 1,162,718 shares                       (21,510)        (22,232)
                                                       ----------      ----------
  Total common stock and other equity                     426,133         432,218
                                                       ----------      ----------
                                                      $ 3,252,169     $ 3,453,312
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                               STATEMENT OF CONSOLIDATED INCOME


Three months ended March 31,                                       1997            1996
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $     569,726   $    531,723
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                       531,016        496,261
  Unallocated corporate expense
     and other items, net                                             7,983          9,027
  Sale of accounts receivable expense                                 1,088            514
  Interest expense                                                   14,263         13,490
  Minority interests                                                    364            154
                                                                 ----------     ----------
                                                                    554,714        519,446
                                                                 ----------     ----------
Income before income taxes                                           15,012         12,277
Income taxes                                                          4,492          3,765
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    10,520          8,512
Income from discontinued operations                                                 15,982
                                                                 ----------     ----------
Income before extraordinary charge                                   10,520         24,494
Extraordinary charge for early retirement
  of debt, net of tax benefit of $4,554                              (8,458)
                                                                 ----------     ----------
NET INCOME                                                    $       2,062   $     24,494
                                                                 ==========     ==========
INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                       $        0.11   $       0.09
  Discontinued operations                                                             0.18
                                                                 ----------     ----------
  Income before extraordinary charge                                   0.11           0.27
  Extraordinary charge                                                (0.09)
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                   $        0.02   $       0.27
                                                                 ==========     ==========

Dividends declared per common share                           $        0.08   $       0.16
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              93,006         90,783
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.


                                          VIAD CORP
                                 STATEMENT OF RETAINED INCOME


Three months ended March 31,                                       1997            1996
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                    $     146,664   $    322,439
Net income                                                            2,062         24,494
Dividends on common and preferred stock                              (7,552)       (14,432)
Adjust distribution of consumer products
  business to Viad stockholders for post-
  closing settlements                                                (1,216)
Other                                                                    13
                                                                 ----------     ----------
Balance, end of period                                        $     139,971   $    332,501
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                            STATEMENT OF CONSOLIDATED CASH FLOWS

Three months ended March 31,                                       1997            1996
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                    $       2,062   $     24,494
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   19,372         18,087
     Deferred income taxes                                            4,128           (598)
     Income from discontinued operations                                           (15,982)
     Extraordinary charge for early retirement of debt                8,458
     Other noncash items, net                                         2,689          1,539
     Change in operating assets and liabilities:
       Receivables and inventories                                  (10,570)       (32,155)
       Payment service assets and obligations, net                   33,607         41,196
       Accounts payable and accrued compensation                    (12,865)        (5,351)
       Other assets and liabilities, net                            (29,186)       (18,886)
                                                                 ----------     ----------
Net cash provided by operating activities                            17,695         12,344
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                (13,849)       (12,552)
Acquisitions of businesses, net of cash acquired                    (17,555)
Proceeds from sales of property and equipment                           277            330
Investments restricted for payment service obligations:
  Proceeds from sales and maturities of securities
     classified as available for sale                               178,557        215,962
  Proceeds from maturities of securities
     classified as held to maturity                                   6,841
  Purchases of securities classified as
     available for sale                                            (150,726)      (155,780)
  Purchases of securities classified as
     held to maturity                                               (65,352)       (91,511)
Investments in and advances from
  discontinued operations, net, including
  $70,000 proceeds from the sale of the
  Star/Ship Atlantic in 1997                                         66,080         26,586
                                                                 ----------     ----------
Net cash provided (used) by investing activities                      4,273        (16,965)
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                    (58,528)          (103)
Premium paid upon early retirement of debt                          (13,012)
Net change in short-term borrowings                                  53,856         10,844
Dividends on common and preferred stock                              (7,552)       (14,432)
Proceeds from sales of treasury stock                                 5,164         13,077
Net change in receivables sold                                                       1,039
Cash payments on interest rate swaps                                 (2,157)        (1,254)
                                                                 ----------     ----------
Net cash (used) provided by financing activities                    (22,229)         9,171
                                                                 ----------     ----------
Net (decrease) increase in cash and cash equivalents                   (261)         4,550
Cash and cash equivalents, beginning of year                          4,422         17,945
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       4,161   $     22,495
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Preparation

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1996.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of March 31, 1997, and its results of operations and its cash flows for the three months ended March 31, 1997 and 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                  March 31,     December 31,
                                                    1997            1996
(000 omitted)                                   -----------     -----------
Securities available for sale, at
  fair value (amortized cost of
  $720,374 and $748,642)                       $    713,304    $    748,977
Securities held to maturity, at
  amortized cost (fair value of
  $456,523 and $403,278)                            464,287         405,921
                                                -----------      ----------
                                                  1,177,591       1,154,898
Less current maturities                              (5,533)        (10,619)
                                                -----------      ----------
                                               $  1,172,058    $  1,144,279
                                                ===========      ==========

NOTE C--Debt

At March 31, 1997 and December 31, 1996, Viad classified as long-term debt $137,856,000 and $84,000,000, respectively, of short-term borrowings supported by unused commitments under a $400,000,000 long-term revolving bank credit agreement.

As discussed in Liquidity and Capital Resources, in late March
1997, Viad repurchased $58,414,000 par value of its 10.5 percent subordinated debentures at a premium, resulting in an extraordinary charge of $8,458,000.

NOTE D--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March
31, is as follows:

                                                   1997            1996
(000 omitted)                                  ------------    ------------
Computed income taxes at statutory
  federal income tax rate of 35%               $      5,254    $      4,297
Nondeductible goodwill amortization                   1,039             883
Minority interests                                      127              54
State income taxes                                      829             493
Tax-exempt income                                    (4,199)         (2,831)
Adjustment to estimated annual
  effective rate                                      1,750             825
Other, net                                             (308)             44
                                                -----------     -----------
Provision for income taxes                     $      4,492    $      3,765
                                                ===========     ===========

NOTE E--Supplementary Information--Revenues and Operating Income

                                      Three months ended March 31,
                        -----------------------------------------------------
                                 Revenues                  Operating Income
                        -------------------------    --------------------------
                            1997          1996           1997           1996
(000 omitted)           -----------    -----------    -----------    -----------
Airline Catering
  and Services          $   211,829   $    193,263   $     13,147   $     12,305
Convention Services         209,327        195,012         18,489         17,134
Travel and Leisure
  and Payment
  Services (1)              148,570        143,448          7,074          6,023
                        -----------    -----------    -----------    -----------
Total principal
  business segments     $   569,726   $    531,723         38,710         35,462
                        ===========    ===========
Unallocated
  corporate expense
  and other
  items, net                                               (7,983)        (9,027)
Sale of accounts
  receivable expense                                       (1,088)          (514)
                                                      -----------    -----------
                                                     $     29,639   $     25,921
                                                      ===========    ===========

(1) Viad's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $6,460,000 and $4,355,000 for the 1997 and 1996 quarter, respectively.

NOTE F--Discontinued Operations

The caption "Income from discontinued operations" presented in the Statement of Consolidated Income for the quarter ended March 31, 1996, includes the following, after income taxes where applicable:


(000 omitted)
Consumer products business
  (spun off August 15, 1996 as
   The Dial Corporation)                                            $     17,648

Canadian intercity bus
  transportation business,
  net of applicable minority
  interests (disposed of May 31, 1996)                                      (268)

Cruise line business (1)                                                  (1,398)
                                                                     -----------
Income from discontinued operations                                 $     15,982
                                                                     ===========

(1) In February 1997, Viad's Board of Directors approved plans to dispose of Viad's cruise line business, operated by Premier Cruise Lines. The Star/Ship Majestic, formerly on charter to a European operator, was sold in December 1996. In mid-March 1997, Viad sold the Star/Ship Atlantic. In April 1997, Viad finalized the sale of Premier Cruise Lines, which continues to operate the Star/Ship Oceanic.

NOTE G--Dividends Declared Per Common Share

The first quarter 1997 common stock dividend of $0.08 per share, when added together with The Dial Corporation's first quarter 1997 dividend declaration of $0.08 per common share, results in a combined quarterly dividend rate for Viad and The Dial Corporation comparable to the dividend rate of The Dial Corp prior to the spin-off.

NOTE H--Earnings Per Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Statement requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Statement will be effective for Viad's 1997 fiscal year. Early adoption of the Statement is not permitted. Adoption of this Statement would not have had a material impact on the EPS calculations for the 1997 and 1996 first quarters.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS:
There were no material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the first paragraph of the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1996.

COMPARISON OF FIRST QUARTER OF 1997 TO THE FIRST QUARTER OF 1996:
In the first quarter of 1997, revenues increased $38.0 million, or 7.1 percent, to $569.7 million from $531.7 million in 1996. The 1997 first quarter operating income of Viad's principal business segments increased $3.2 million, or 9.2 percent, over that of 1996. Viad's payment services subsidiary continues to invest increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues rose 7.5 percent and operating income was up 13.4 percent.

Income from continuing operations for the first quarter of 1997 was $10.5 million, or $0.11 per share, compared to income from continuing operations of $8.5 million, or $0.09 per share, for the 1996 quarter. There were 2.2 million more average common and equivalent shares outstanding in 1997 than in 1996, due primarily to the effects of stock option exercises and other issuances related to employee benefit and dividend reinvestment plans.

Net income for the first quarter of 1997 was $2.1 million, or $0.02 per share, after deducting an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share, for the early retirement of debt. Net income for the first quarter of 1996 was $24.5 million, or $0.27 per share, which included income from discontinued operations of $16.0 million, or $0.18 per share. See Note F of Notes to Consolidated Financial Statements and Liquidity and Capital Resources.

AIRLINE CATERING AND SERVICES.
The first quarter 1997 revenues of the Airline Catering and Services group were $211.8 million, a 9.6 percent increase from the 1996 first quarter revenues of $193.3 million. On a fully comparable basis, the revenue increase was 6.8 percent, as the reported 1996 revenues did not include two catering kitchens which had only been 50 percent owned in 1996. Operating income increased $800,000, or 6.8 percent, over that of the 1996 first quarter. Revenues and operating income increased due to new catering customers gained since the first quarter of 1996. Revenues and operating income from the airplane fueling and ground handling business were essentially even. Operating margins decreased slightly to 6.2 percent from 1996's 6.4 percent due to the effects of consolidating the two joint venture kitchens in 1997.

CONVENTION SERVICES.
Convention Services first quarter 1997 revenues increased $14.3 million, or 7.3 percent, to $209.3 million from $195 million in the 1996 first quarter. Operating income increased $1.4 million, or 7.9 percent, and operating margins remained even at 8.8 percent. Efficiencies gained from the consolidation of Giltspur Inc. operations with Exhibitgroup offset the effects of a major rotating show included in the 1996 first quarter, but not repeating this year.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $148.6 million for the first quarter of 1997, up $5.1 million, or 3.6 percent, from those of the 1996 first quarter. Operating income increased 17.5 percent to $7.1 million. On a fully taxable equivalent basis, first quarter revenues and operating income would have been higher by $6.5 million and $4.4 million in 1997 and 1996, respectively. Operating margins on the fully taxable equivalent basis would have been 8.7 percent in the first quarter of 1997, up from 7 percent in the 1996 first quarter. The first quarter revenue increase was 7.3 percent on a comparable basis, as the Oakbrook Hills Hotel & Resort, sold June 30, 1996, had contributed revenues in the 1996 quarter.

On the fully taxable equivalent basis, payment services revenues and operating income increased $5.8 million and $1.4 million, respectively, over those of 1996's first quarter, primarily as a result of increased investment income arising from larger investment balances.

Duty Free and shipboard concession revenues and operating income increased $800,000 and $100,000, respectively, over those of the 1996 first quarter, due primarily to an increase in the number of shipboard passenger days.

Travel tour service revenues and operating income increased $4.0 million and $700,000, respectively, over those of the 1996 first quarter. Revenues increased primarily as a result of higher passenger and hotel guest volumes. Operating income increased as a result of the revenue increase, partially offset by higher volume-related costs to provide services.

Food service companies 1997 first quarter revenues decreased $100,000 from those of the 1996 first quarter. Increased revenues at General Motors (due to strikes at certain General Motors plants in 1996) and increased business at America West Arena (due to the addition of Phoenix Coyotes hockey) was offset by the closure of certain locations in 1996. Operating income increased $1.6 million, primarily due to improved cost efficiencies compared to the strike effects on 1996 operations.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
Unallocated corporate expense and other items, net, decreased
$1.0 million from those in the first quarter of 1996.

INTEREST EXPENSE.
Interest expense increased $800,000 over 1996's first quarter, as proceeds of the Star/Ship Atlantic sale were not received until late in the 1997 quarter and effective rates were slightly higher than in the 1996 quarter.

INCOME TAXES.
The effective tax rate in the 1997 first quarter was 29.9 percent, down from 30.7 percent in 1996. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Viad's payment services subsidiary.

LIQUIDITY AND CAPITAL RESOURCES:
In late March 1997, Viad repurchased $58.4 million par value of its 10.5 percent subordinated debentures at a premium, resulting in an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share. The tender offer was financed with general corporate funds, operating cash flow, proceeds from the sale of certain assets and short-term borrowings. Viad expects ongoing interest expense to be reduced as a result of the repurchase.

Viad's total debt at March 31, 1997 was $516.5 million compared with $521.1 million at December 31, 1996. The debt-to-capital ratio at March 31, 1997 was 0.54 to 1, unchanged from December
31, 1996.

Fluctuations in the balances of payment service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents' receivables and the timing of the presentment of such instruments.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report to Stockholders for the year ended December 31, 1996.

RECENT DEVELOPMENTS:
As discussed in Note F of Notes to Consolidated Financial
Statements, Viad finalized the sale of Premier Cruise Lines in April 1997.


PART II.     OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The annual meeting of stockholders of Viad Corp was held
      May 13, 1997.

(b) Not applicable--(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c) Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

      1.   The election of Directors as follows:

      Robert H. Bohannon
      ------------------
      Affirmative Vote . . . . . . . . . . . . . . . 82,218,703
      Against. . . . . . . . . . . . . . . . . . . . . .612,695
      Withheld . . . . . . . . . . . . . . . . . . . . . . . .0
      Abstentions. . . . . . . . . . . . . . . . . . . . . . .0
      Broker non-votes . . . . . . . . . . . . . . . . . . . .0

      Douglas L. Rock
      ---------------
      Affirmative Vote . . . . . . . . . . . . . . . 81,933,173
      Against. . . . . . . . . . . . . . . . . . . . . .898,225
      Withheld . . . . . . . . . . . . . . . . . . . . . . . .0
      Abstentions. . . . . . . . . . . . . . . . . . . . . . .0
      Broker non-votes . . . . . . . . . . . . . . . . . . . .0

      2. The appointment of Deloitte & Touche LLP to audit the accounts of Viad and its subsidiaries for the fiscal year 1997.

      Affirmative Vote . . . . . . . . . . . . . . . 82,081,243
      Against. . . . . . . . . . . . . . . . . . . . . .440,953
      Withheld . . . . . . . . . . . . . . . . . . . . . . . .0
      Abstentions. . . . . . . . . . . . . . . . . . . .309,202
      Broker non-votes . . . . . . . . . . . . . . . . . . . .0

      3. The approval of performance goals and certain other terms under the 1997 Viad Corp Omnibus
           Incentive Plan.

      Affirmative Vote . . . . . . . . . . . . . . . 58,589,511
      Against. . . . . . . . . . . . . . . . . . . . 17,000,135
      Withheld . . . . . . . . . . . . . . . . . . . . . . . .0
      Abstentions. . . . . . . . . . . . . . . . . . . .903,164
      Broker non-votes . . . . . . . . . . . . . . . .6,338,588

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit No. 11 - Statement Re Computation of Per Share
           Earnings

           Exhibit No. 27 - Financial Data Schedule

      (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VIAD CORP
                                           (Registrant)

May 14, 1997                               By /s/ Richard C. Stephan
                                           -------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)