Form 10-Q
period 1997-06-30
VIAD CORP
filed 1997-08-12
CIK 884219

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                                 FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1997
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

As of July 31, 1997, 96,484,329 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                        VIAD CORP
                               CONSOLIDATED BALANCE SHEET

                                                        June 30,     December 31,
(000 omitted)                                             1997           1996
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $     3,073     $     4,422
  Receivables, less allowance of
     $11,970 and $12,744                                  178,786         163,262
  Inventories                                             113,592          93,730
  Deferred income taxes                                    32,834          32,567
  Other current assets                                     62,902          59,562
                                                       ----------      ----------
                                                          391,187         353,543
  Funds, agents' receivables and current
     maturities of investments restricted
     for payment service obligations,
     after eliminating $90,000 invested
     in Viad commercial paper                             528,504         670,258
                                                       ----------      ----------
  Total current assets                                    919,691       1,023,801
Investments restricted for
 payment service obligations                            1,277,588       1,144,279
Property and equipment                                    450,107         473,039
Other investments and assets                              117,078         125,705
Investment in discontinued operations                                      97,958
Deferred income taxes                                      82,649          47,904
Intangibles                                               544,146         540,626
                                                       ----------      ----------
                                                      $ 3,391,259     $ 3,453,312
                                                       ==========      ==========

                                                         June 30,     December 31,
(000 omitted, except share data)                          1997            1996
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   159,204     $   148,990
  Accrued compensation                                     58,557          68,976
  Other current liabilities                               218,147         263,049
  Current portion of long-term debt                         3,219           2,348
                                                       ----------      ----------
                                                          439,127         483,363
  Payment service obligations                           1,864,870       1,869,480
                                                       ----------      ----------
  Total current liabilities                             2,303,997       2,352,843
Long-term debt                                            446,173         518,779
Pension and other benefits                                 63,558          61,689
Other deferred items and insurance reserves               100,892          73,291
Minority interests                                          8,037           7,888
$4.75 Redeemable preferred stock                            6,609           6,604
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 shares issued                             145,663         145,663
  Additional capital                                      291,775         282,203
  Retained income                                         159,182         146,664
  Cumulative translation adjustments                       (1,935)         (1,519)
  Unearned employee benefits                             (121,818)       (118,766)
  Unrealized gain on securities
     available for sale                                     2,989             205
  Common stock in treasury, at cost,
     740,694 and 1,162,718 shares                         (13,863)        (22,232)
                                                       ----------      ----------
  Total common stock and other equity                     461,993         432,218
                                                       ----------      ----------
                                                      $ 3,391,259     $ 3,453,312
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                               STATEMENT OF CONSOLIDATED INCOME


Quarter ended June 30,                                             1997            1996
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $     614,945   $    568,028
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                       556,299        513,937
  Unallocated corporate expense
     and other items, net                                             7,519          8,886
  Sale of accounts receivable expense                                 1,132            496
  Spin-off costs and management transition expenses                                 12,000
  Interest expense                                                   12,339         13,544
  Minority interests                                                    120            481
                                                                 ----------     ----------
                                                                    577,409        549,344
                                                                 ----------     ----------
Income before income taxes                                           37,536         18,684
Income taxes                                                         10,861          9,678
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    26,675          9,006
Income from discontinued operations                                                  5,112
                                                                 ----------     ----------
NET INCOME                                                    $      26,675   $     14,118
                                                                 ==========     ==========

INCOME PER COMMON SHARE:
  Continuing operations                                       $        0.28   $       0.10
  Discontinued operations                                                             0.05
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                   $        0.28   $       0.15
                                                                 ==========     ==========

Dividends declared per common share                           $        0.08   $       0.16
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              93,452         90,911
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                               STATEMENT OF CONSOLIDATED INCOME

Six months ended June 30,                                          1997            1996
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $   1,184,671   $  1,099,751
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                     1,087,315      1,010,198
  Unallocated corporate expense
     and other items, net                                            15,502         17,913
  Sale of accounts receivable expense                                 2,220          1,010
  Spin-off costs and management transition expenses                                 12,000
  Interest expense                                                   26,602         27,034
  Minority interests                                                    484            635
                                                                 ----------     ----------
                                                                  1,132,123      1,068,790
                                                                 ----------     ----------
Income before income taxes                                           52,548         30,961
Income taxes                                                         15,353         13,443
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    37,195         17,518
Income from discontinued operations                                                 21,094
                                                                 ----------     ----------
Income before extraordinary charge                                   37,195         38,612
Extraordinary charge for early retirement
  of debt, net of tax benefit of $4,554                              (8,458)
                                                                 ----------     ----------
NET INCOME                                                    $      28,737   $     38,612
                                                                 ==========     ==========
INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                       $        0.39   $       0.19
  Discontinued operations                                                             0.23
                                                                 ----------     ----------
  Income before extraordinary charge                                   0.39           0.42
  Extraordinary charge                                                (0.09)
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                   $        0.30   $       0.42
                                                                 ==========     ==========

Dividends declared per common share                           $        0.16   $       0.32
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              93,251         90,847
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.
/TABLE

                                          VIAD CORP
                                 STATEMENT OF RETAINED INCOME


Six months ended June 30,                                          1997            1996
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                    $     146,664   $    322,439
Net income                                                           28,737         38,612
Dividends on common and preferred shares                            (15,110)       (28,913)
Adjust distribution of consumer products
  business to Viad stockholders for post-
  closing settlements                                                (1,216)
Other                                                                   107            190
                                                                 ----------     ----------
Balance, end of period                                        $     159,182   $    332,328
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                            STATEMENT OF CONSOLIDATED CASH FLOWS


Six months ended June 30,                                          1997            1996
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                    $      28,737   $     38,612
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   39,017         36,655
     Deferred income taxes                                           (4,598)         3,429
     Income from discontinued operations                                           (21,094)
     Extraordinary charge for early retirement of debt                8,458
     Spin-off costs and management transition expenses                              12,000
     Other noncash items, net                                         5,442          2,284
     Change in operating assets and liabilities:
       Receivables and inventories                                  (36,928)       (84,257)
       Payment service assets and
         obligations, net                                           134,553         97,602
       Accounts payable and accrued compensation                       (205)         6,565
       Other assets and liabilities, net                            (23,891)          (509)
                                                                 ----------     ----------
Net cash provided by operating activities                           150,585         91,287
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                (39,347)       (32,845)
Purchase of asset previously leased                                 (20,997)
Acquisitions of businesses, net of cash acquired                    (17,226)        (2,451)
Proceeds from sales of property and equipment, net                   73,139          5,460
Investments restricted for payment service obligations:
  Proceeds from sales and maturities of securities
     classified as available for sale                               326,102        261,927
  Proceeds from maturities of securities
     classified as held to maturity                                  13,670          7,500
  Purchases of securities classified as
     available for sale                                            (395,797)      (232,424)
  Purchases of securities classified as
     held to maturity                                               (70,369)      (126,475)
Investments in and advances from discontinued
  operations, net                                                    66,545         22,921
                                                                 ----------     ----------
Net cash used by investing activities                               (64,280)       (96,387)
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                    (76,031)        (2,260)
Premium paid upon early retirement of debt                          (13,012)
Net change in short-term borrowings                                   4,000         13,162
Dividends on common and preferred stock                             (15,110)       (28,913)
Proceeds from sales of treasury stock                                12,713         23,621
Net change in receivables sold                                                      (5,797)
Cash payments on interest rate swaps                                   (214)        (3,643)
                                                                 ----------     ----------
Net cash used by financing activities                               (87,654)        (3,830)
                                                                 ----------     ----------
Net decrease in cash and cash equivalents                            (1,349)        (8,930)
Cash and cash equivalents, beginning of year                          4,422         17,945
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       3,073   $      9,015
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Preparation

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts for Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1996.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of June 30, 1997, and its results of operations and its cash flows for the quarters and six months ended June 30, 1997 and 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                   June 30,     December 31,
                                                    1997           1996
                                                -----------     -----------
  (000 omitted)
  Securities available for sale, at
     fair value (amortized cost of
     $818,287 and $748,642)                    $    823,187    $    748,977
  Securities held to maturity, at
     amortized cost (fair value of
     $462,055 and $403,278)                         462,428         405,921
                                                -----------      ----------
                                                  1,285,615       1,154,898
  Less current maturities                            (8,027)        (10,619)
                                                -----------      ----------
                                               $  1,277,588    $  1,144,279
                                                ===========      ==========

NOTE C--Sale of Viad Tower

During May 1997, Viad sold its corporate headquarters building to a U.S. subsidiary of the Government of Singapore Investment Corporation for $73,000,000, before expenses of sale. As part of the transaction, Viad is leasing back the space it currently occupies for nearly 15 years. Accordingly, the excess of the net sales price over the net book value of the building was deferred and is being amortized over the remaining life of the lease.

NOTE D--Debt

At June 30, 1997 and December 31, 1996, Viad classified as long-term debt $88,000,000 and $84,000,000, respectively, of short-term borrowings supported by unused commitments under a $400,000,000 long-term revolving bank credit agreement.

As discussed in Liquidity and Capital Resources, in late March
1997, Viad repurchased $58,414,000 par value of its 10.5 percent subordinated debentures at a premium, resulting in an extraordinary after-tax charge of $8,458,000.

NOTE E--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:

                                                   1997            1996
(000 omitted)                                  ------------    ------------
Computed income taxes at statutory
  federal income tax rate of 35%               $     18,392    $     10,836
Nondeductible goodwill amortization                   2,071           1,967
Minority interests                                      169             222
State income taxes                                    2,519           1,929
Tax-exempt income                                    (9,059)         (5,868)
Spin-off transaction costs                                            4,200
Adjustment to estimated annual
  effective rate                                      1,175             375
Other, net                                               86            (218)
                                                -----------     -----------
Provision for income taxes                     $     15,353    $     13,443
                                                ===========     ===========

NOTE F--Supplementary Information--Revenues and Operating Income

                         Quarter ended June 30,       Six months ended June 30,
                        -------------------------    --------------------------
                            1997          1996           1997           1996
(000 omitted)           -----------    -----------    -----------    -----------
Revenues:
  Airline Catering
    and Services        $   230,989   $    214,719   $    442,818   $    407,982
  Convention Services       222,340        192,904        431,667        387,916
  Travel and Leisure
    and Payment
    Services (1)            161,616        160,405        310,186        303,853
                        -----------    -----------    -----------    -----------
                        $   614,945   $    568,028   $  1,184,671   $  1,099,751
                        ===========    ===========    ===========    ===========

Operating Income:
  Airline Catering
    and Services        $    21,299   $     19,974   $     34,446   $     32,279
  Convention
    Services                 21,738         18,669         40,227         35,803
  Travel and Leisure
    and Payment
    Services (1)             15,609         15,448         22,683         21,471
                        -----------    -----------    -----------    -----------
  Total principal
    business segments        58,646         54,091         97,356         89,553
  Unallocated
    corporate expense
    and other
    items, net               (7,519)        (8,886)       (15,502)       (17,913)
  Sale of accounts
    receivable expense       (1,132)          (496)        (2,220)        (1,010)
                        -----------    -----------    -----------    -----------
                        $    49,995   $     44,709   $     79,634   $     70,630
                        ===========    ===========    ===========    ===========

(1) Viad's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $7,477,000 and $4,672,000 for the 1997 and 1996 quarters, respectively, and by $13,937,000 and $9,027,000 for the 1997 and 1996 six month periods, respectively.

NOTE G--Discontinued Operations

The caption, "Income from discontinued operations" presented in the Statement of Consolidated Income for the quarter and six months ended June 30, 1996, includes the following, after income taxes where applicable:


                                             Quarter ended      Six months ended
                                             June 30, 1996         June 30, 1996
                                          ----------------      ----------------
(000 omitted)
Consumer products business
 (spun off August 15, 1996
 as The Dial Corporation):
   Income from operations                   $       21,701        $       39,349
   Spin-off costs and management
     transition expenses                            (4,000)               (4,000)
                                               -----------           -----------
                                                    17,701                35,349
                                               -----------           -----------
Canadian intercity bus
 transportation business, net
 of applicable minority interests
 (disposed of May 31, 1996):
   Loss from operations                               (315)                 (583)
   Transaction costs, loss on
     disposition and foreign
     currency translation losses                   (15,866)              (15,866)
                                               -----------           -----------
                                                   (16,181)              (16,449)
                                               -----------           -----------
Cruise line business (sold
 April 17, 1997) (1):
   Income from operations                            3,592                 2,194
                                               -----------           -----------
Income from discontinued operations         $        5,112        $       21,094
                                               ===========           ===========

(1) In March 1997, Viad sold the Star/Ship Atlantic for $70,000,000, before expenses of sale. In April 1997, Viad finalized the sale of Premier Cruise Lines for $19,000,000, before expenses of sale.

NOTE H--Dividends Declared Per Common Share

The first and second quarter 1997 common stock dividends of $0.08 per share, when added together with The Dial Corporation's first and second quarter 1997 dividend declarations of $0.08 per common share, result in a combined quarterly and six month 1997 dividend rate for Viad and The Dial Corporation comparable to the 1996 dividend rate of The Dial Corp prior to the spin-off of The Dial Corporation.

NOTE I--Earnings Per Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Statement requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Statement will be effective for Viad's 1997 fiscal year. Early adoption of the Statement is not permitted. Adoption of this Statement would not have had a material impact on the EPS calculations for the quarters and six months ended June 30, 1997 and 1996.

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

COMPARISON OF SECOND QUARTER OF 1997 TO THE SECOND QUARTER OF 1996:

In the second quarter of 1997, revenues increased $46.9 million, or
8.3 percent, to $614.9 million from $568.0 million in 1996. The 1997 second quarter operating income of Viad's principal business segments increased $4.6 million, or 8.4 percent, over that of 1996. Viad's payment services subsidiary continues to invest increasing amounts of its growing money order and official check funds in tax-exempt securities. On a fully taxable equivalent basis, revenues rose 8.7 percent and operating income was up 12.5 percent.

Income from continuing operations for the second quarter of 1997 was $26.7 million, or $0.28 per share. Income from continuing operations for the second quarter of 1996 was $9.0 million, or $0.10 per share, after deducting a provision for spin-off costs and management transition expenses of $12.0 million, or $0.13 per share.

Net income for the second quarter of 1997 was $26.7 million, or $0.28 per share. Net income for the second quarter of 1996 was $14.1 million, or $0.15 per share, which included income from discontinued operations of $5.1 million, or $0.05 per share. See Note G of Notes to Consolidated Financial Statements.

There were 2.5 million more average common and equivalent shares outstanding in the 1997 quarter than in the 1996 quarter, due primarily to the effects of stock option exercises and other issuances related to employee benefit and dividend reinvestment plans.

AIRLINE CATERING AND SERVICES.
The second quarter 1997 revenues of the Airline Catering and Services group were $231.0 million, a 7.6 percent increase from the 1996 second quarter revenues of $214.7 million. On a fully comparable basis, the revenue increase was 6.5 percent, as the reported 1996 revenues did not include two catering kitchens which had only been 50 percent owned in 1996. Operating income increased $1.3 million, or 6.6 percent, over that of the 1996 second quarter. This performance was led by airline catering as into-plane fueling and ground handling results were essentially even with 1996. Catering revenues and operating income increased primarily as a result of new business added over the past year, including the acquisition of a flight kitchen in Miami in early 1997. Operating margins decreased slightly to 9.2 percent from 1996's 9.3 percent, as start-up costs on six new American Airlines catering locations affected the quarter.

CONVENTION SERVICES.
Convention Services second quarter 1997 revenues increased $29.4 million, or 15.3 percent, to $222.3 million from $192.9 million in the 1996 second quarter. Operating income increased $3.1 million, or 16.4 percent, and operating margins improved to 9.8 percent from
9.7 percent in the 1996 second quarter. These increases were achieved as the result of efficiencies gained from the consolidation of Giltspur Inc. operations with Exhibitgroup, strong segment revenue growth and improved cost controls at GES Exposition Services.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $161.6 million for the second quarter of 1997, up $1.2 million from those of the 1996 second quarter. Operating income increased
1.0 percent to $15.6 million. On a fully taxable equivalent basis, second quarter revenues and operating income would be higher by $7.5 million and $4.7 million in 1997 and 1996, respectively, for a
2.4 percent revenue increase and a 14.7 percent operating income increase. The second quarter revenue increase would be 6.9 percent on a comparable basis, as the Oakbrook Hills Hotel & Resort, sold June 30, 1996, had contributed revenues in the 1996 quarter. Operating margins on the fully taxable equivalent basis would be
13.7 percent in the second quarter of 1997, up from 12.2 percent in the 1996 second quarter.

On the fully taxable equivalent basis, payment services revenues and operating income increased $10.7 million and $3.2 million, respectively, over those of 1996's second quarter, primarily as a result of increased investment income arising from larger investment balances and the contribution from two acquisitions made in the first quarter of 1997.

Duty Free and shipboard concession revenues increased $900,000 over those of the 1996 second quarter, due primarily to increased sales at Miami International Airport. Due to a change in the mix of products sold, operating income decreased $100,000.

Travel tour service revenues and operating income decreased
$500,000 and $1.6 million, respectively, from those of the 1996 second quarter, as passenger volumes were down from 1996 levels.

Food service companies revenues declined $200,000 in the 1997 second quarter while operating income remained even with that of the 1996 second quarter. Increased business at America West Arena (due to the addition of Phoenix Coyotes hockey games) was offset by the closure of certain locations in 1996.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
Unallocated corporate expense and other items, net, decreased $1.4 million from the second quarter of 1996.

SALE OF ACCOUNTS RECEIVABLE EXPENSE.
Sale of accounts receivable expense was higher by $600,000 in the second quarter of 1997 compared to the second quarter of 1996, as the average level of accounts receivable sold was higher in 1997 than in 1996.

INTEREST EXPENSE.
Interest expense decreased $1.2 million in the 1997 second quarter. As discussed in Note D of Notes to Consolidated Financial Statements and Liquidity and Capital Resources, Viad repurchased $58.4 million par value of its 10.5 percent subordinated debentures in late March 1997, resulting in lower interest expense in the second quarter of 1997 compared to the 1996 quarter. In addition, cash proceeds from the sale of the Star/Ship Atlantic in March, the disposition of Premier Cruise Lines in April and the sale/leaseback of Viad's corporate headquarters building in May resulted in lower debt levels and reduced interest expense. See Notes C and G of Notes to Consolidated Financial Statements.

INCOME TAXES.
The effective tax rate in the 1997 second quarter was 28.9 percent. Excluding the effects of the $12.0 million provision for spin-off costs and management transition expenses without tax benefit, the effective tax rate for the second quarter of 1996 was 31.5 percent. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Viad's payment services subsidiary.

COMPARISON OF FIRST SIX MONTHS OF 1997 TO THE
 FIRST SIX MONTHS OF 1996:

Revenues for the first six months of 1997 increased $84.9 million, or 7.7 percent, to $1.2 billion from $1.1 billion in the same period of 1996. Operating income of Viad's principal business segments increased $7.8 million, or 8.7 percent, over that of 1996. On a fully taxable equivalent basis, revenues rose 8.1 percent and operating income was up 12.9 percent.

Income from continuing operations for the first six months of 1997 was $37.2 million, or $0.39 per share. Income from continuing operations for the first six months of 1996 was $17.5 million, or $0.19 per share, after deducting a provision for spin-off costs and management transition expenses of $12.0 million, or $0.13 per share.

For the first six months of 1997, net income was $28.7 million, or $0.30 per share, after deducting an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share, for the early retirement of debt. Net income for the first half of 1996 was $38.6 million, or $0.42 per share, which included income from discontinued operations of $21.1 million, or $0.23 per share. See Note G of Notes to Consolidated Financial Statements and Liquidity and Capital Resources.

There were 2.4 million more average common and equivalent shares outstanding in 1997 than in 1996, due primarily to the effects of stock option exercises and other issuances related to employee benefit and dividend reinvestment plans.

AIRLINE CATERING AND SERVICES.
Six month revenues of the Airline Catering and Services group were $442.8 million in 1997, an 8.5 percent increase from the 1996 first half revenues of $408.0 million. On a fully comparable basis, the revenue increase was 6.7 percent, as the reported 1996 revenues did not include two catering kitchens which had only been 50 percent owned in 1996. Operating income increased $2.2 million, or 6.7 percent, to $34.4 million in the 1997 first half. Catering revenues and operating income increased primarily as a result of new business added, including the acquisition of a flight kitchen in Miami in early 1997. Operating income from the airplane fueling and ground handling business was essentially unchanged from 1996. Operating margins decreased slightly to 7.8 percent from 1996's 7.9 percent, due to start-up costs on six new American Airlines catering locations added in the second quarter.

CONVENTION SERVICES.
Convention Services' first half revenues of $431.7 million were $43.8 million, or 11.3 percent, greater than the 1996 six month period. Operating income increased 12.4 percent to $40.2 million, and operating margins increased to 9.3 percent from 9.2 percent in 1996. These increases were achieved as a result of efficiencies gained from the consolidation of Giltspur Inc. operations with Exhibitgroup, strong segment revenue growth in the second quarter and improved cost controls at GES Exposition Services.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
For the first six months of 1997, revenues of the Travel and Leisure and Payment Services companies were $310.2 million, up $6.3 million, or 2.1 percent, from those of the 1996 first half. Operating income increased 5.6 percent to $22.7 million. On a fully taxable equivalent basis, six month revenues and operating income would be higher by $13.9 million and $9.0 million in 1997 and 1996, respectively, for a 3.6 percent revenue increase and a
20.1 percent operating income increase. Excluding the 1996 revenues of Oakbrook Hills Hotel & Resort, sold June 30, 1996, the six month revenue increase was 7.1 percent. Operating margins on the fully taxable equivalent basis would be 11.3 percent in the 1997 first half, up from 9.8 percent in the comparable period of 1996.

On the fully taxable equivalent basis, payment services revenues and operating income increased $16.5 million and $4.6 million, respectively, over those of 1996's first six months, due principally to increased investment income arising from larger investment balances and business generated from two acquisitions made in the first quarter of 1997.

Duty Free airport and shipboard concession revenues increased $1.7 million over those of the first half of 1996, due to an increase in the number of shipboard passenger days in the first quarter of 1997 and increased sales at Miami International Airport during the second quarter of 1997. Due to a change in the mix of products sold, operating income was even with that of the first half of 1996.

Travel tour service revenues improved $3.5 million over the first six months of 1996, due in part to the effects of an acquisition made in the third quarter of 1996. Operating results declined
$900,000 as a consequence of the lower second quarter 1997 passenger volumes.

Revenues of the food service companies for the first half of 1997 were down $300,000 from those of the same period in 1996. Increased revenues at General Motors (due to strikes at certain General Motors plants in the first quarter of 1996) and increased business at America West Arena (due to the addition of Phoenix Coyotes hockey games) were offset by the closure of certain locations in 1996. Operating income increased $1.6 million, due primarily to improved cost efficiencies as compared to the effects of the strikes on 1996 operations.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
Unallocated corporate expense and other items, net, decreased $2.4 million from the same period of 1996.

SALE OF ACCOUNTS RECEIVABLE EXPENSE.
Sale of accounts receivable expense was higher by $1.2 million in the first half of 1997 compared to the first half of 1996, as the average level of accounts receivable sold was higher in 1997 than in 1996.

INTEREST EXPENSE.
Interest expense for the first six months of 1997 decreased $400,000 from that of the first half of 1996. As discussed in Note D of Notes to Consolidated Financial Statements and Liquidity and Capital Resources, Viad repurchased $58.4 million par value of its
10.5 percent subordinated debentures in late March 1997, resulting in lower interest expense. In addition, proceeds from the sale of the Star/Ship Atlantic, the disposition of Premier Cruise Lines and the sale of Viad's corporate headquarters building reduced interest expense. See Notes C and G of Notes to Consolidated Financial Statements.

INCOME TAXES.
The effective tax rate for the first half of 1997 was 29.2 percent. Excluding the effects of the $12.0 million provision for spin-off costs and management transition expenses without tax benefit, the effective tax rate for the first six months of 1996 was 31.3 percent. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Viad's payment services subsidiary.

LIQUIDITY AND CAPITAL RESOURCES:

In late March 1997, Viad repurchased $58.4 million par value of its 10.5 percent subordinated debentures at a premium, resulting in an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share. The tender offer was financed with general corporate funds, operating cash flow, proceeds from the sale of certain assets and short-term borrowings. The purpose of the repurchase was to reduce ongoing interest expense.

As mentioned previously, in May 1997, Viad sold its corporate headquarters building for $73.0 million, before selling expenses. In mid-March 1997, Viad sold the Star/Ship Atlantic for $70.0 million, and in April 1997, Viad finalized the sale of Premier Cruise Lines for $19.0 million. See Notes C and G of Notes to Consolidated Financial Statements.

Viad's total debt at June 30, 1997 was $449.4 million compared with $521.1 million at December 31, 1996. The debt-to-capital ratio at June 30, 1997 was 0.49 to 1, down from 0.54 to 1 at December 31,
1996.

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


PART II.     OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of the annual meeting of stockholders of Viad Corp held on May 13, 1997, were presented in the Form 10-Q for the quarterly period ended March 31, 1997. No other matters were submitted to a vote of security holders during the second quarter of 1997.


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


                                           VIAD CORP
                                           (Registrant)

August 11, 1997                            By /s/ Richard C. Stephan
                                           ------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)