Form 10-Q
period 1997-09-30
VIAD CORP
filed 1997-11-12
CIK 884219

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1997
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

As of October 31, 1997, 96,506,631 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                                        VIAD CORP
                               CONSOLIDATED BALANCE SHEET

                                                    September 30,    December 31,
(000 omitted)                                            1997            1996
                                                      -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $       9,957   $       4,422
  Receivables, less allowance of
     $12,053 and $12,744                                  172,099         163,262
  Inventories                                             103,617          93,730
  Deferred income taxes                                    25,245          32,567
  Other current assets                                     53,375          59,562
                                                       ----------      ----------
                                                          364,293         353,543
  Funds, agents' receivables and current
     maturities of investments restricted
     for payment service obligations,
     after eliminating $90,000 invested
     in Viad commercial paper                             449,408         670,258
                                                       ----------      ----------
  Total current assets                                    813,701       1,023,801
Investments restricted for
 payment service obligations                            1,452,167       1,144,279
Property and equipment                                    454,256         473,039
Other investments and assets                              115,613         125,705
Investment in discontinued operations                                      97,958
Deferred income taxes                                      77,238          47,904
Intangibles                                               548,235         540,626
                                                       ----------      ----------
                                                    $   3,461,210   $   3,453,312
                                                       ==========      ==========

                                                    September 30,    December 31,
(000 omitted, except share data)                         1997            1996
                                                       ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $     150,781   $     148,990
  Accrued compensation                                     63,573          68,976
  Other current liabilities                               181,919         263,049
  Current portion of long-term debt                         3,169           2,348
                                                       ----------      ----------
                                                          399,442         483,363
  Payment service obligations                           1,954,664       1,869,480
                                                       ----------      ----------
  Total current liabilities                             2,354,106       2,352,843
Long-term debt                                            421,089         518,779
Pension and other benefits                                 66,561          61,689
Other deferred items and insurance reserves               103,364          73,291
Minority interests                                          8,514           7,888
$4.75 Redeemable preferred stock                            6,611           6,604
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     97,108,724 shares issued                             145,663         145,663
  Additional capital                                      290,097         282,203
  Retained income                                         185,506         146,664
  Cumulative translation adjustments                       (2,837)         (1,519)
  Unearned employee benefits                             (120,132)       (118,766)
  Unrealized gain on securities
     available for sale                                     9,374             205
  Common stock in treasury, at cost,
     370,301 and 1,162,718 shares                          (6,706)        (22,232)
                                                       ----------      ----------
  Total common stock and other equity                     500,965         432,218
                                                       ----------      ----------
                                                    $   3,461,210   $   3,453,312
                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                               STATEMENT OF CONSOLIDATED INCOME


Quarter ended September 30,                                        1997            1996
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $     622,226   $    598,290
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                       553,971        534,538
  Unallocated corporate expense
     and other items, net                                             6,910          7,335
  Sale of trade accounts receivable expense                           1,110            808
  Spin-off costs and management transition expenses                                  3,000
  Interest expense                                                   11,471         13,520
  Minority interests                                                    555            936
                                                                 ----------     ----------
                                                                    574,017        560,137
                                                                 ----------     ----------
Income before income taxes                                           48,209         38,153
Income taxes                                                         14,359         13,064
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    33,850         25,089
Loss from discontinued operations                                                   (4,667)
                                                                 ----------     ----------
NET INCOME                                                    $      33,850   $     20,422
                                                                 ==========     ==========

INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                       $        0.36   $       0.27
  Discontinued operations                                                            (0.05)
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                   $        0.36   $       0.22
                                                                 ==========     ==========

Dividends declared per common share                           $        0.08   $       0.08
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              94,339         92,192
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                               STATEMENT OF CONSOLIDATED INCOME

Nine months ended September 30,                                    1997            1996
(000 omitted, except per share data)                             ----------     ----------
REVENUES                                                      $   1,806,897   $  1,698,041
                                                                 ----------     ----------
Costs and expenses:
  Costs of sales and services                                     1,641,286      1,544,736
  Unallocated corporate expense
     and other items, net                                            22,412         25,248
  Sale of trade accounts receivable expense                           3,330          1,818
  Spin-off costs and management transition expenses                                 15,000
  Interest expense                                                   38,073         40,554
  Minority interests                                                  1,039          1,571
                                                                 ----------     ----------
                                                                  1,706,140      1,628,927
                                                                 ----------     ----------
Income before income taxes                                          100,757         69,114
Income taxes                                                         29,712         26,507
                                                                 ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                    71,045         42,607
Income from discontinued operations                                                 16,427
                                                                 ----------     ----------
Income before extraordinary charge                                   71,045         59,034
Extraordinary charge for early retirement
  of debt, net of tax benefit of $4,554                              (8,458)
                                                                 ----------     ----------
NET INCOME                                                    $      62,587   $     59,034
                                                                 ==========     ==========
INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                       $        0.75   $       0.46
  Discontinued operations                                                             0.18
                                                                 ----------     ----------
  Income before extraordinary charge                                   0.75           0.64
  Extraordinary charge                                                (0.09)
                                                                 ----------     ----------
NET INCOME PER COMMON SHARE                                   $        0.66   $       0.64
                                                                 ==========     ==========

Dividends declared per common share                           $        0.24   $       0.40
                                                                 ==========     ==========
Average outstanding common
  and equivalent shares                                              93,632         91,338
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                                 STATEMENT OF RETAINED INCOME


Nine months ended September 30,                                    1997            1996
(000 omitted)                                                    ----------     ----------
Balance, beginning of year                                    $     146,664   $    322,439
Net income                                                           62,587         59,034
Dividends on common and preferred stock                             (22,715)       (36,374)
Distribution of the consumer products
  business to Viad stockholders                                      (1,216)      (160,026)
Other                                                                   186            280
                                                                 ----------     ----------
Balance, end of period                                        $     185,506   $    185,353
                                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                                          VIAD CORP
                            STATEMENT OF CONSOLIDATED CASH FLOWS


Nine months ended September 30,                                    1997            1996
(000 omitted)                                                    ----------     ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                    $      62,587   $     59,034
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                   58,995         55,616
     Deferred income taxes                                            2,879          7,305
     Income from discontinued operations                                           (16,427)
     Extraordinary charge for early retirement of debt                8,458
     Spin-off costs and management transition expenses                              15,000
     Other noncash items, net                                        (3,215)         3,216
     Change in operating assets and liabilities:
       Receivables and inventories                                  (20,576)       (37,102)
       Payment service current assets and
         obligations, net                                           198,847        130,893
       Proceeds from agents' receivables sold                       119,396
       Accounts payable and accrued compensation                     (3,612)        32,972
       Other assets and liabilities, net                            (42,570)       (48,495)
                                                                 ----------     ----------
Net cash provided by operating activities                           381,189        202,012
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                (71,178)       (47,333)
Purchase of asset previously leased                                 (20,997)
Acquisitions of businesses, net of cash acquired                    (18,676)       (19,396)
Proceeds from sales of property and equipment, net                   89,852          8,242
Investments restricted for payment service obligations:
  Proceeds from sales and maturities of securities
     classified as available for sale                               535,441        379,925
  Proceeds from maturities of securities
     classified as held to maturity                                  25,061          7,784
  Purchases of securities classified as
     available for sale                                            (765,767)      (384,606)
  Purchases of securities classified as
     held to maturity                                               (97,525)      (157,253)
Investments in and advances from discontinued
  operations, net                                                    66,545         32,693
                                                                 ----------     ----------
Net cash used by investing activities                              (257,244)      (179,944)
                                                                 ----------     ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                    (75,780)       (77,666)
Premium paid upon early retirement of debt                          (13,012)
Net change in short-term borrowings                                 (21,003)        51,966
Dividends on common and preferred stock                             (22,715)       (36,374)
Proceeds from sales of treasury stock                                16,373         38,377
Cash payments on interest rate swaps                                 (2,273)        (6,009)
                                                                 ----------     ----------
Net cash used by financing activities                              (118,410)       (29,706)
                                                                 ----------     ----------
Net increase (decrease) in cash
  and cash equivalents                                                5,535         (7,638)
Cash and cash equivalents, beginning of year                          4,422         17,945
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $       9,957   $     10,307
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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of September 30, 1997, and its results of operations and its cash flows for the quarters and nine months ended September 30, 1997 and 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                               September 30,    December 31,
                                                    1997            1996
                                                -----------     -----------
(000 omitted)
Securities available for sale, at
  fair value (amortized cost of
  $981,476 and $748,642)                       $    996,843    $    748,977
Securities held to maturity, at
  amortized cost (fair value of
  $484,255 and $403,278)                            478,152         405,921
                                                -----------      ----------
                                                  1,474,995       1,154,898
Less current maturities                             (22,828)        (10,619)
                                                -----------      ----------
                                               $  1,452,167    $  1,144,279
                                                ===========      ==========

NOTE C--Sale of Viad Tower

During May 1997, Viad sold its corporate headquarters building for $73,000,000, before expenses of sale. As part of the transaction, Viad is leasing back the portion of the building it currently occupies for nearly 15 years. Accordingly, the excess of the net sales price over the net book value of the building was deferred and is being amortized over the remaining term of the lease.

NOTE D--Sale of Agents' Receivables

In September 1997, Viad's payment services subsidiary entered into a five year agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables in an amount not to exceed $250,000,000. The receivables, representing funds in transit from money order agents, are being sold in order to accelerate payment services' cash flow for investment in admissible securities (which are available to satisfy certain state requirements that qualified assets be equal to or exceed related payment service obligations at all times). The agents' receivables sold in the third quarter of 1997 totaled $119,396,000. The expense of selling such receivables amounted to approximately $467,000 for the quarter ended September 30, 1997, which has been deducted in arriving at payment service operating income.

NOTE E--Debt

In September 1997, Viad reduced the aggregate bank commitments available under a long-term revolving bank credit agreement from $400,000,000 to $300,000,000. The commitments support short-term borrowings made through Viad's issuance of commercial paper and promissory notes. Also in the third quarter, the agreement was extended an additional year to expire in 2002. At September 30, 1997 and December 31, 1996, Viad classified $62,997,000 and $84,000,000, respectively, of short-term borrowings supported by such unused commitments as long-term debt.

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

NOTE F--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September
30, is as follows:

                                                   1997            1996
(000 omitted)                                  ------------    ------------
Computed income taxes at statutory
  federal income tax rate of 35%               $     35,265    $     24,190
Nondeductible goodwill amortization                   3,106           2,932
Minority interests                                      364             550
State income taxes                                    3,501           2,794
Tax-exempt income                                   (13,676)         (9,856)
Spin-off transaction costs                                            5,250
Adjustment to estimated annual
  effective rate                                        500
Other, net                                              652             647
                                                -----------     -----------
Provision for income taxes                     $     29,712    $     26,507
                                                ===========     ===========

NOTE G--Supplementary Information--Revenues and Operating Income

                              Quarter ended              Nine months ended
                              September 30,                September 30,
                        -------------------------    --------------------------
                            1997          1996           1997           1996
(000 omitted)           -----------    -----------    -----------    -----------
Revenues:
  Airline Catering
    and Services        $   244,537   $    225,712   $    687,355   $    633,694
  Convention Services       181,310        191,591        612,977        579,507
  Travel and Leisure
    and Payment
    Services (1)            196,379        180,987        506,565        484,840
                        -----------    -----------    -----------    -----------
                        $   622,226   $    598,290   $  1,806,897   $  1,698,041
                        ===========    ===========    ===========    ===========

Operating Income:
  Airline Catering
    and Services        $    24,342   $     22,712   $     58,788   $     54,991
  Convention
    Services                 14,046         12,956         54,273         48,759
  Travel and Leisure
    and Payment
    Services (1)             29,867         28,084         52,550         49,555
                        -----------    -----------    -----------    -----------
  Total principal
    business segments        68,255         63,752        165,611        153,305
  Unallocated
    corporate expense
    and other
    items, net               (6,910)        (7,335)       (22,412)       (25,248)
  Sale of trade
    accounts
    receivable
    expense                  (1,110)          (808)        (3,330)        (1,818)
                        -----------    -----------    -----------    -----------
                        $    60,235   $     55,609   $    139,869   $    126,239
                        ===========    ===========    ===========    ===========

(1) Viad's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $7,103,000 and $6,136,000 for the 1997 and 1996 quarters, respectively, and by $21,040,000 and $15,163,000 for the 1997 and 1996 nine month periods, respectively.


NOTE H--Discontinued Operations

The caption, "Income (loss) from discontinued operations" presented in the Statement of Consolidated Income for the quarter and nine months ended September 30, 1996, includes the following, after income taxes where applicable:


                                         Quarter ended         Nine months ended
                                        September 30, 1996    September 30, 1996
                                        ------------------    ------------------
(000 omitted)
Consumer products business
 (spun off August 15, 1996
 as The Dial Corporation):
   Income (loss) from operations              $     (3,729)        $      35,620
   Spin-off costs and management
     transition expenses                            (1,000)               (5,000)
                                               -----------           -----------
                                                    (4,729)               30,620
                                               -----------           -----------
Canadian intercity bus transportation
 business, net of applicable minority
 interests (disposed of May 31, 1996):
   Loss from operations                                                     (583)
   Transaction costs, loss on
     disposition and foreign
     currency translation losses (1)                                     (15,866)
                                                                     -----------
                                                                         (16,449)
                                                                     -----------
Cruise line business (sold
 April 17, 1997):
   Income from operations                               62                 2,256
                                               -----------           -----------
Income (loss) from discontinued
 operations                                   $     (4,667)        $      16,427
                                               ===========           ===========

(1) Includes spin-off and exchange transaction costs, totaling $1,579,000, associated with the disposition of the Canadian intercity bus transportation business, along with a loss recorded on the disposition of $2,021,000 and recognition of previously unrealized foreign currency translation losses of $12,266,000. The translation losses had previously been deducted from common stock and other equity in accordance with SFAS No. 52.

NOTE I--Dividends Declared Per Common Share

The decline in dividends declared per common share for the nine months ended September 30, 1997, as compared to the first nine months of 1996, reflects the spin-off of Viad's consumer products business, now conducted under the name The Dial Corporation, on August 15, 1996. Viad's quarterly dividend decreased from $0.16 per share to $0.08 per share following the spin-off. The Dial Corporation's initial quarterly dividend of $0.08 per share after the spin-off maintained the $0.16 quarterly dividend for stockholders who retained shares of both companies following the spin-off.

NOTE J--Impact of New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. SFAS No. 128 will be effective for Viad's 1997 fiscal year. Early adoption of the Statement is not permitted. Pro forma basic and diluted net income per common share as defined for the third quarter and nine month periods ended September 30 would be as follows had SFAS No. 128 been adopted for those periods:

                              Quarter ended              Nine months ended
                              September 30,                September 30,
                        -------------------------    --------------------------
                            1997          1996           1997           1996
                        -----------    -----------   -----------     -----------
Basic                   $      0.37   $       0.23   $      0.68    $       0.66
Diluted                        0.36           0.22          0.66            0.64


In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income," to be effective in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of SFAS No. 130 will not affect net income as previously reported.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of certain financial and descriptive information for each reportable operating segment based on management's internal organizational decision making structure. SFAS No. 131 also establishes standards for disclosures relating to products and services, geographic areas and major customers. The new disclosures required by SFAS No. 131 will be effective for Viad's financial statements for the year ending December 31, 1998.

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

COMPARISON OF THIRD QUARTER OF 1997 TO THE THIRD QUARTER OF 1996:

In the third quarter of 1997, revenues increased $23.9 million, or 4.0 percent, to $622.2 million from $598.3 million in 1996. The 1997 third quarter operating income of Viad's principal business segments increased $4.5 million, or 7.1 percent, over that of 1996. Viad's payment services subsidiary continues to invest increasing amounts of its growing money order and official check funds in tax-exempt securities. On a fully taxable equivalent basis, revenues rose 4.1 percent and operating income was up 7.8 percent.

Income from continuing operations for the third quarter of 1997 was $33.9 million, or $0.36 per share. Income from continuing operations for the third quarter of 1996 was $25.1 million, or $0.27 per share, after deducting a provision for spin-off costs and management transition expenses of $3.0 million, or $0.03 per share.

Net income for the third quarter of 1997 was $33.9 million, or $0.36 per share. Net income for the third quarter of 1996 was $20.4 million, or $0.22 per share, which included a loss from discontinued operations of $4.7 million, or $0.05 per share. See Note H of Notes to Consolidated Financial Statements.

There were 2.1 million more average common and equivalent shares outstanding in the 1997 quarter than in the 1996 quarter, due primarily to the effects of stock option exercises and other issuances related to employee benefit plans.

AIRLINE CATERING AND SERVICES.
The third quarter 1997 revenues of the Airline Catering and Services group were $244.5 million, an 8.3 percent increase from the 1996 third quarter revenues of $225.7 million. On a fully comparable basis, the revenue increase was 7.1 percent, as the reported 1996 revenues did not include two catering kitchens which had only been 50 percent owned in 1996. Operating income increased $1.6 million, or 7.2 percent, over that of the 1996 third quarter. This performance was led by airline catering, with into-plane fueling and ground handling showing some improvement in operating income despite slightly lower revenues resulting from eliminating certain low-margin business. Catering revenues and operating income increased primarily as a result of new business added over the past year, including the acquisition of a flight kitchen in Miami in early 1997. Operating margins for the segment were 10.0 percent as compared with 10.1 percent in 1996. When the 1996 unconsolidated revenues from the two catering kitchens which had only been 50 percent owned are considered, last year's margin would have been 10.0 percent, even with 1997 on a fully comparable basis.

CONVENTION SERVICES.
Convention Services third quarter 1997 revenues decreased $10.3 million, or 5.4 percent, to $181.3 million from $191.6 million in the 1996 third quarter. The third quarter of 1996 included revenues from the Atlanta Olympic Games and the Democratic National Convention. Despite the lower revenues, operating income increased $1.1 million, or 8.4 percent, and operating margins improved to 7.7 percent from 6.8 percent in the 1996 third quarter. These increases were achieved as the result of efficiencies gained from the consolidation of Giltspur Inc. operations with Exhibitgroup, strong segment revenue growth (excluding the effects of the one-time events mentioned above) and improved show management cost controls at GES Exposition Services.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $196.4 million for the third quarter of 1997, up $15.4 million from those of the 1996 third quarter. Operating income increased 6.3 percent to $29.9 million. On the fully taxable equivalent basis, third quarter revenues and operating income would be higher by $7.1 million and $6.1 million in 1997 and 1996, respectively, resulting in an 8.7 percent revenue increase and an 8.0 percent operating income increase. Operating margins on the fully taxable equivalent basis would be 18.2 percent in the third quarter of 1997, down slightly from
18.3 percent in the 1996 third quarter.

On the fully taxable equivalent basis, payment services revenues and operating income increased $11.2 million and $2.4 million, respectively, over those of 1996's third quarter, primarily as a result of increased investment income arising from larger investment balances and the contribution from two acquisitions by payment services made in the first quarter of 1997.

Duty Free and shipboard concession revenues and operating income increased $4.0 million and $400,000, respectively, over those of the 1996 third quarter, due primarily to an increase in the number of shipboard passenger days and increased sales at Miami International Airport.

Travel tour service revenues and operating income decreased $1.3 million and $1.5 million, respectively, from those of the 1996 third quarter, as Japanese tourism into Canada and European tourism to the United States were both down from 1996 levels. See Recent
Developments.

Food service companies revenues and operating income increased $2.5 million and $800,000, respectively, in the 1997 third quarter, due primarily to higher revenues at America West Arena and Glacier Park.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
Unallocated corporate expense and other items, net, decreased $400,000 from the third quarter of 1996.

SALE OF TRADE ACCOUNTS RECEIVABLE EXPENSE.
Expenses from the sale of trade accounts receivable were higher by $300,000 in the third quarter of 1997 compared to the third quarter of 1996. The average level of such accounts receivable sold by continuing operations was higher in 1997 than in 1996, as Viad still had consumer products trade receivables in the program up to the August 15, 1996, spin-off of the consumer products business, now reclassified to discontinued operations.

INTEREST EXPENSE.
Interest expense decreased $2.0 million in the 1997 third quarter. Viad repurchased $58.4 million par value of its 10.5 percent subordinated debentures in late March 1997, resulting in lower interest expense in the third quarter of 1997 compared to the 1996 quarter. In addition, cash proceeds from the sale of the Star/Ship Atlantic in March, the disposition of Premier Cruise Lines in April and the sale/leaseback of Viad's corporate headquarters building in May resulted in lower debt levels and reduced interest expense.

INCOME TAXES.
The effective tax rate in the 1997 third quarter was 29.8 percent. Excluding the effects of the $3.0 million provision for spin-off costs and management transition expenses without tax benefit, the effective tax rate for the third quarter of 1996 was 31.7 percent. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Viad's payment services subsidiary.

COMPARISON OF FIRST NINE MONTHS OF 1997 TO THE
  FIRST NINE MONTHS OF 1996:

Revenues for the first nine months of 1997 increased $108.9 million, or 6.4 percent, to $1.8 billion from $1.7 billion in the same period of 1996. Operating income of Viad's principal business segments increased $12.3 million, or 8.0 percent, over that of 1996. On the fully taxable equivalent basis, revenues rose 6.7 percent and operating income was up 10.8 percent.

Income from continuing operations for the first nine months of 1997 was $71.0 million, or $0.75 per share. Income from continuing operations for the first nine months of 1996 was $42.6 million, or $0.46 per share, after deducting a provision for spin-off costs and management transition expenses of $15.0 million, or $0.16 per share.

For the first nine months of 1997, net income was $62.6 million, or $0.66 per share, after deducting an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share, for the early retirement of debt. Net income for the same period of 1996 was $59.0 million, or $0.64 per share, which included income from discontinued operations of $16.4 million, or $0.18 per share.

There were 2.3 million more average common and equivalent shares outstanding in 1997 than in 1996, due primarily to the effects of stock option exercises and other issuances related to employee benefit plans.

AIRLINE CATERING AND SERVICES.
Nine month revenues of the Airline Catering and Services group were $687.4 million in 1997, an 8.5 percent increase from the 1996 nine month revenues of $633.7 million. On a fully comparable basis, the revenue increase was 6.8 percent, as the reported 1996 revenues did not include two catering kitchens which had only been 50 percent owned in 1996. Operating income increased $3.8 million, or 6.9 percent, to $58.8 million for the first nine months of 1997. The segment performance was led by airline catering. Catering revenues and operating income increased primarily as a result of new business added, including the acquisition of a flight kitchen in Miami in early 1997. Operating margins were 8.6 percent in 1997 compared with 8.7 percent in 1996. On a fully comparable basis, including unconsolidated 1996 revenues from the two catering kitchens which had only been 50 percent owned, the 1996 operating margin would have been
8.5 percent.

CONVENTION SERVICES.
Convention Services' nine month revenues of $613.0 million were $33.5 million, or 5.8 percent, greater than the 1996 nine month period. Operating income increased 11.3 percent to $54.3 million, and operating margins increased to 8.9 percent from 8.4 percent in 1996. These increases were achieved as a result of efficiencies gained from the consolidation of Giltspur Inc. operations with Exhibitgroup, strong segment revenue growth (excluding the effects of the Atlanta Olympic Games and the Democratic National Convention held in 1996) and improved show management cost controls at GES Exposition Services.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
For the first nine months of 1997, revenues of the Travel and Leisure and Payment Services companies were $506.6 million, up $21.7 million, or 4.5 percent, from those of the 1996 nine month period. Operating income increased 6.0 percent to $52.6 million. On the fully taxable equivalent basis, nine month revenues and operating income would be higher by $21.0 million and $15.2 million in 1997 and 1996, respectively, for a 5.5 percent revenue increase and a 13.7 percent operating income increase. Excluding the 1996 revenues of Oakbrook Hills Hotel & Resort, sold June 30, 1996, the nine month revenue increase was 7.7 percent. Operating margins on the fully taxable equivalent basis would be 13.9 percent for the first nine months of 1997, up from 12.9 percent in the comparable period of 1996.

On the fully taxable equivalent basis, payment services revenues and operating income increased $27.7 million and $7.1 million, respectively, over those of 1996's first nine months, due principally to increased investment income arising from larger investment balances and business generated from two acquisitions made in the first quarter of 1997.

Duty Free airport and shipboard concession revenues and operating income increased $5.7 million and $500,000, respectively, over those of the first nine months of 1996, due to an increase in the number of shipboard passenger days and increased sales at Miami International Airport.

Travel tour service revenues improved $2.2 million over the first nine months of 1996, due in part to the effects of an acquisition made in the third quarter of 1996. Operating results declined $2.4 million as a consequence of the lower 1997 passenger volumes and higher costs to provide services. See Recent Developments.

Revenues of the food service companies for the first nine months of 1997 increased $2.2 million over those of the 1996 nine month period. Increased business at America West Arena (due to the addition of Phoenix Coyotes hockey games) and increased revenues at General Motors (due to strikes at certain General Motors plants in the first quarter of 1996) were partly offset by the closure of certain locations in 1996. Operating income increased $2.4 million, due primarily to the higher revenues and improved cost efficiencies when compared to the effects of the strikes on 1996 operations.

UNALLOCATED CORPORATE EXPENSE AND OTHER ITEMS, NET.
Unallocated corporate expense and other items, net, decreased $2.8 million from the same period of 1996.

SALE OF TRADE ACCOUNTS RECEIVABLE EXPENSE.
Expenses from the sale of trade accounts receivable were higher by $1.5 million in the first nine months of 1997 compared to the same period of 1996. The average level of accounts receivable sold by Viad's continuing operations was higher in 1997 than in 1996, as Viad still had consumer products trade receivables in the program up to the August 15, 1996, spin-off of the consumer products business, now reclassified to discontinued operations.

INTEREST EXPENSE.
Interest expense for the first nine months of 1997 decreased $2.5 million from that of the same period of 1996. Viad repurchased $58.4 million par value of its 10.5 percent subordinated debentures in late March 1997, resulting in lower interest expense. In addition, proceeds from the sale of the Star/Ship Atlantic, the disposition of Premier Cruise Lines and the sale of Viad's corporate headquarters building results in lower debt levels and reduced interest expense.

INCOME TAXES.
The effective tax rate for the first nine months of 1997 was 29.5 percent. Excluding the effects of the $15.0 million provision for spin-off costs and management transition expenses without tax benefit, the effective tax rate for the first nine months of 1996 was 31.5 percent. The reduction in the effective tax rate results primarily from the increased use of tax-exempt investments by Viad's payment services subsidiary.

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

In September 1997, Viad reduced the aggregate bank commitments available under its long-term revolving bank credit agreement from $400 million to $300 million. Also in the third quarter, the agreement was extended an additional year to expire in 2002. The commitments support short-term borrowings made through Viad's issuance of commercial paper and promissory notes.

Viad's total debt at September 30, 1997 was $424.3 million compared with $521.1 million at December 31, 1996. The debt-to-capital ratio at September 30, 1997 was 0.45 to 1, down from 0.54 to 1 at December 31, 1996.

In September 1997, Viad's payment services subsidiary entered into a five year agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables in an amount not to exceed $250 million. The receivables, representing funds in transit from money order agents, are being sold in order to accelerate payment services' cash flow for investments in admissible securities (which are available to satisfy certain state requirements that qualified assets be equal to or exceed related payment service obligations at all times). See Note D of Notes to Consolidated Financial Statements.

As mentioned previously in Note C of Notes to Consolidated Financial Statements, in May 1997, Viad sold its corporate headquarters building for $73.0 million, before selling expenses. In mid-March 1997, Viad sold the Star/Ship Atlantic for $70.0 million, and in April 1997, Viad finalized the sale of Premier Cruise Lines for $19.0 million.

Fluctuations in the balances of payment service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents' receivables and the timing of the presentment of such instruments. Increases in the amount of agents' receivables sold also result in increases in the levels of investments restricted for payment service obligations (classified as long-term assets) and lower payment service current assets.

RECENT DEVELOPMENTS:

In September 1997, Viad announced that it had signed an agreement to enter into a merger with Game Financial Corporation ("Game"), with Viad to issue common stock in exchange for 100 percent of the outstanding shares of Game. Game, which offers cash access services to casinos and other gaming establishments, will operate as part of Viad's payment services group. In early October 1997, Viad filed a Form S-4 registering 2,800,000 shares of common stock. The proxy statement/prospectus became effective on November 7, 1997. The number of shares to be issued in the merger depends on Viad's average stock price for a defined period leading up to the merger date. The acquisition, which is not material to Viad's results of operations, is anticipated to be completed by year end.

In October 1997, Viad completed the sale of two small British travel tour companies from the travel and leisure and payment services segment.

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

No matters were submitted to a vote of security holders during the third quarter of 1997.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit No. 10A - Viad Corp Deferred Compensation Plan Amended and Restated as of August 21, 1997

             Exhibit No. 10B - 1997 Viad Corp Omnibus Incentive Plan, As Amended, filed as Exhibit 4.3 to Viad's Form S-8,
             Registration No. 333-35231, is hereby incorporated by reference.

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


                                           VIAD CORP
                                           (Registrant)

November 12, 1997                          By /s/ Richard C. Stephan
                                           -------------------------
                                           Richard C. Stephan
                                           Vice President-Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)