Form 10-K405
period 1997-12-31
VIAD CORP
filed 1998-03-26
CIK 884219

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                        ---------------------
                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1997
                   Commission File Number 001-11015
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

As of March 13, 1998, 99,167,866 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $2.34 billion.

                 DOCUMENTS INCORPORATED BY REFERENCE
          Documents                     Where Incorporated
          ---------                     ------------------
A portion of Proxy Statement for
 Annual Meeting of Shareholders
    to be held May 12, 1998                  Part III



                              PART I
ITEM 1.   BUSINESS.

     Viad Corp ("Viad" or the "Corporation") is comprised of operating companies and a division which constitute a diversified services business. Most of Viad's services are provided to businesses for use by their customers. Accordingly, the Corporation markets its services to approximately 52,000 retail and financial locations in the U.S. (money orders), numerous trade show organizers and exhibitors (convention and exhibit services), 80 domestic and international airlines (in-flight food service), and others. Occupying the number one or number two position in many of the markets in which they compete, the Corporation's businesses seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users and thereby be considered a value-added provider by Viad's business customers.

     Viad's services are classified into three principal business segments, namely (1) Airline Catering and Services, (2)
Convention Services, and (3) Travel and Leisure and Payment
Services. A description of each of the Viad business segments and recent developments in each follows:

VIAD SEGMENTS
     Viad is built around several company groups which are leading competitors in their businesses, including companies engaged in airline catering (Dobbs International Services), airplane fueling and ground-handling (Aircraft Service International), convention and exhibit services (GES Exposition Services and Exhibitgroup/Giltspur), payment services (Travelers Express), contract foodservices (Restaura), cruise ship and airport duty-free businesses (Greyhound Leisure Services), and travel tour services (Brewster Transport).

     AIRLINE CATERING AND SERVICES
     Airline catering, aircraft fueling and certain other ground-handling operations are conducted through the Dobbs International Services and Aircraft Service International groups of companies. Dobbs International, which has been conducting airline catering operations since 1941, is the second largest domestic in-flight caterer. At the end of 1997, Dobbs International's in-flight catering operations were preparing and providing in-flight meals and beverages to more than 80 domestic and international airlines at 46 airports in the United States and 5 airports in foreign countries. Dobbs International prepares approximately 140 million meals or snacks per year. Dobbs International has been involved in a "Quality Improvement Process" for many years and has been recognized for its innovations by its customers and suppliers. Dobbs International's five largest customers are United Airlines, Delta, American, Northwest and US Airways. Dobbs International and/or its predecessors have provided airline catering services to these customers for over 50 years, on average. In January 1997, Dobbs International acquired a flight kitchen and certain customers at the Miami International Airport.
     The Aircraft Service International group of companies provides certain ground-handling services such as aircraft fueling, aircraft cleaning and baggage handling for major domestic and international airlines at 33 airports throughout the United States and in Freeport, Bahamas, London, England, and Munich, Germany.
     Dobbs International and Aircraft Service International are focused on providing high quality service to meet the needs of the airline industry.

     CONVENTION SERVICES
     Convention services are provided by the Corporation's GES Exposition and Exhibitgroup/Giltspur companies.
     GES Exposition ("GES"), the nation's leading supplier of convention services to trade associations and exhibitors, provides tradeshow design and planning, decorating, exhibit design, preparation, installation and dismantling, custom graphics, furnishings, audio visual, electrical, transportation and management services for conventions, tradeshows and special events. GES provides convention services through a network of offices in North America's most active and popular tradeshow service markets, and is also an official contractor for Softbank/Interface, the largest independent producer of trade shows in the world and the operator of ComDex, the largest trade show in North America.
     Exhibitgroup/Giltspur ("EXG") operates the largest exhibit and display business in the world. EXG is a designer, builder and installer of convention and tradeshow exhibits and displays with locations in 29 U.S. cities and one Canadian city, and networking with associates in 47 countries. The company also offers exhibition marketing, planning and strategy services with a program of implementation including advertising, multimedia, video and event design. EXG is operated as a division of Viad, and consists of merged operations formerly conducted by Exhibitgroup Inc. and by Giltspur Inc., a company acquired in October 1995.

     TRAVEL AND LEISURE AND PAYMENT SERVICES
     Viad's payment services business is conducted by the Travelers Express group of companies which engages in the sale of money orders to the public through approximately 52,000 retail and financial locations in the United States and Puerto Rico. Travelers Express is one of the nation's leading issuers of money orders, processing approximately 275 million money orders in 1997. Travelers Express also provides processing of official checks (used by financial institutions in place of their own bank check or cashier's check) and share drafts (the credit union industry's version of a personal check) for approximately 5,000 banks, credit unions and other financial institutions. In addition, Travelers Express provides in-person bill payment services for utility companies and bill payment processing services for financial institutions. In 1997, Travelers Express also introduced FlashPay, a new type of in-person utility bill payment service, in a pilot in New York City, expanding the company's bill payment products to three. In January 1997, Travelers Express acquired the Minnesota-based business of First State Marketing Corp. ("FSMC"), a leading high-volume check processor specializing in the processing of refund and rebate checks, WIC drafts, gift certificates and other financial instruments, and also acquired the money order business of National Express Corporation, an Oklahoma-based company. Game Financial Corporation ("Game Financial") was acquired in December 1997. Game Financial is a provider of cash access services, including credit card advances, check cashing and ATM services, to approximately 90 casinos in the gaming industry. The FSMC and Game Financial acquisitions provide new products for Travelers Express and provide an opportunity for Travelers Express and the acquired companies to cross-sell their existing products and services.
     Travel and leisure services are provided by the Greyhound Leisure Services, Brewster Transport and Restaura business units.
     Greyhound Leisure Services operates 126 duty-free concessions onboard cruise ships operating primarily in North American, Caribbean and European waters, and also operates duty-free shops at the Miami and Fort Lauderdale/Hollywood, Florida international airports. The company also conducts a wholesale export operation.
     Brewster Transport Company Limited, an Alberta, Canada corporation, operates tour and charter buses in the Canadian Rockies, and engages in travel agency, hotel and snocoach tour operations. Brewster owns and operates 92 intercity coaches and 10 transit buses, as well as 17 snocoaches which transport sightseers on tours of the glaciers of the Columbia Icefield.
     The Restaura group of companies' contract foodservice division serves meals to workers at approximately 170 locations, including employees of major companies such as General Motors and Ford, through cafeteria, executive dining room and vending operations at large industrial complexes, high density office buildings, universities and other similar facilities. Restaura also acts as the prime concessionaire for all food and beverage services at the America West Arena in Phoenix, Arizona, and operates 7 historic lodges in and around Glacier National Park in Montana and Canada. Restaura has expanded its sports arena activities by entering into a concession agreement, commencing in late March 1998, to provide food and beverage services at Bank One Ballpark, when the Arizona Diamondbacks major league baseball team begins play in its new stadium.

     COMPETITION
     The Corporation's businesses generally compete on the basis of price, value, quality, discernable difference, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of quality and magnitude of sales outlet locations, business automation, technology and automated controls for money order issuance, and Dobbs International also competes on the basis of reliability, condition of kitchen facilities and truck fleet, and on-time record. The U.S. Postal Service and First Data Corporation are the principal competition of Travelers Express, and SC International Services, Inc. (LSG Sky Chefs/Caterair) is the principal competitor of Dobbs International. On a national basis, Freeman Decorating Company is the principal competitor of GES Exposition, and George P. Johnson is the principal competitor of Exhibitgroup/Giltspur.

PATENTS AND TRADEMARKS
     United States patents are currently granted for a term of 20 years from the date a patent application is filed. The Viad companies own a number of patents which give them competitive advantages in the marketplace, including a number of patents owned by Exhibitgroup/Giltspur covering exhibit systems and by Travelers Express for automated money order dispensing systems. The Travelers Express patents cover security, automated reporting and control, and other features which are important in the issuance of money orders.
     United States trademark registrations are for a term of 10 years, renewable every 10 years as long as the trademarks are used in the regular course of trade. The Viad companies maintain a portfolio of trademarks representing substantial goodwill in the businesses using the marks.
     Many trademarks used by Viad and its subsidiaries, including the DOBBS, DOBBS INTERNATIONAL SERVICES, EXHIBITGROUP/GILTSPUR, GES and TRAVELERS EXPRESS service marks, have substantial importance and value. Certain rights in software held by Travelers Express and its subsidiaries also provide competitive advantage.

GOVERNMENT REGULATION
Compliance with legal requirements and government regulations are a day-to-day integral part of the Corporation's operations and represent a normal cost of doing business. Food safety and airport security regulations are of importance to Dobbs International and the Aircraft Service companies; financial transaction reporting and state banking department regulations affect Travelers Express; and state gaming department regulations affect Game Financial, a Travelers Express subsidiary. Environmental, labor and employment and other regulations affect virtually all operations. As is the case with many companies, the Corporation faces exposure to actual or potential claims and lawsuits involving environmental matters. Although the Corporation is a party to certain environmental disputes, the Corporation believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, exclusive of any potential insurance recoveries, will not have a material effect on the Corporation's financial position or results of operations.

EMPLOYEES

                 EMPLOYMENT AT DECEMBER 31, 1997

                                        EMPLOYEES COVERED BY
               APPROXIMATE NUMBER OF    COLLECTIVE BARGAINING
SEGMENT             EMPLOYEES                  AGREEMENTS
-------        ---------------------    ---------------------

Airline                  14,900                   9,600
Catering and
Services

Convention                4,600                   2,100
Services

Travel and                4,700                   1,500
Leisure and
Payment Services


     Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 1998 will be renegotiated in the ordinary course of business without adverse effect on Viad's operations.

     Viad had approximately 150 employees at its corporate center at December 31, 1997, providing management, financial and accounting, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of seven nonemployee directors and one employee director and has an executive management team consisting of seven Viad officers (including the one employee director) and four principal executives of significant operating divisions or companies.

SEASONALITY
     The first quarter is normally the slowest quarter of the year for Viad. Due to increased leisure travel during the summer and year-end holidays, Viad's airline catering and travel and leisure operations generally experience peak activity at these times. Convention service companies generally experience increased activity during the first half of the year. As a result of these factors, Viad's 1997 quarterly earnings per share from continuing operations (on the diluted basis), as a percentage of the full year's earnings, were approximately 11% (first quarter), 27% (second quarter), 35% (third quarter), and 27% (fourth quarter). See Note S of Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS
     Viad is successor to The Greyhound Corporation, a corporation formed in 1926 which owned and operated Greyhound Lines, the nation's largest intercity bus transportation company. Since that time, the Corporation has diversified into a multi-industry business which sold the bus transportation company in 1987, and evolved into a consumer products and services company, and now to a services company.
     Viad's evolution as a company now primarily focused on providing services to businesses was essentially completed in August 1996 with the spin-off of its consumer products business, now conducted under the name The Dial Corporation. In effecting the spin-off, the holders of common stock of Viad received a distribution of one share of common stock of The Dial Corporation for each share of Viad common stock. The evolution was furthered in 1997 with the sale of the Star/Ship Atlantic in March 1997, followed by the sale of Premier Cruise Lines, Ltd. in April 1997, as the Corporation exited the cruise line industry.

     See Notes A, D and E of Notes to Consolidated Financial
Statements for further information concerning Discontinued
Operations.

OTHER MATTERS
     In addition to exiting the cruise line industry in April 1997, the Corporation also continued to dispose of other noncore assets and businesses throughout 1997. In May 1997, the Corporation sold its corporate headquarters building, leasing back the space it occupies, and in October 1997, two small British travel companies were sold. (See Note Q of Notes to Consolidated Financial Statements for further information.)

SHELF REGISTRATION
     The Corporation has a shelf registration on file with the Securities and Exchange Commission covering $500 million of debt and equity securities. To date, no securities have been offered under the registration.

BUSINESS SEGMENTS
     Principal business segment information is set forth in
Exhibit 13 attached hereto and made a part hereof.

ITEM 2.   PROPERTIES.
     Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada and the United Kingdom. The Corporation also conducts business in certain other foreign countries.
     Viad's headquarters are located at Viad Tower in Phoenix, Arizona. Viad leases 7 floors (consisting of approximately 159,000 square feet) and in addition utilizes approximately 30,000 square feet on a rent-free basis to provide building amenities such as food service and fitness facilities.
     AIRLINE CATERING AND SERVICES operates 9 administrative offices (including Dobbs International's corporate headquarters located in Memphis, Tennessee), 33 airline service locations and 64 catering kitchens. All of the properties are in the United States, except for 2 office/airline service locations and 5 catering kitchens which are located in foreign countries. Twelve of the catering kitchens are owned. All other properties are leased, except for 2 catering kitchens and five airline service locations which are provided by airlines to which services are rendered.
     The catering kitchens, aggregating approximately three million square feet, are located at or near major airports. Actual sizes of the kitchens vary, depending on the number of meals to be produced at each location. In January 1997, Dobbs International acquired a flight kitchen at the Miami International Airport. In mid-1997, Dobbs International completed the construction of a kitchen at Philadelphia International Airport and most recently completed construction of a 130,000 square foot kitchen in San Francisco.
     CONVENTION SERVICES operates 28 offices and 86 multi-use facilities (exhibit construction, office and/or warehouse). The principal facilities, used in the design and production of exhibits and in connection with providing trade show and exposition services, range in size from approximately 100,000 square feet to 475,000 square feet. All of the properties are in the United States, except for 4 offices and 9 smaller warehouse facilities which are located in Canada. Two of the warehouses are owned; all other properties are leased.
     The corporate office for GES Exposition is in Las Vegas, Nevada, while Exhibitgroup/Giltspur's corporate office is located in Roselle, Illinois.
     TRAVEL AND LEISURE AND PAYMENT SERVICES operates 16 offices, 6 retail gift shops, 147 duty-free shops (located in airports and onboard cruise ships), 8 warehouses, 3 bus terminals, 4 garages and 9 hotels/lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities), an icefield tour facility and 19 foodservice facilities. In addition, 155 foodservice facilities are made available by firms to which services are provided. All of the properties are in the United States, except for 1 foodservice facility, the bus terminals, garages, icefield tour facility, and 3 hotels/lodges, which are located in Canada. Approximately 126 duty-free shops are operated onboard cruise ships in international waters. Travel and Leisure and Payment Services owns 4 hotels/lodges and 5 more are operated pursuant to a concessionaire agreement. Three foodservice facilities, 1 bus terminal and 3 garages are owned; all other properties are leased. The icefield tour facility is jointly owned and operated with Parks Canada.
     Travelers Express' corporate offices are located in Minneapolis, Minnesota. Travelers Express operates three payment services processing centers, two of which are located in Minneapolis and one in Texas. All the facilities occupied by Travelers Express and its subsidiaries are leased.
     Management believes that Viad's facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

ITEM 3.   LEGAL PROCEEDINGS.
     Several shareholder derivative complaints were filed in the Delaware Court of Chancery in late December 1995 and early January 1996 against members of the Corporation's Board of Directors and against the Corporation as a nominal defendant.
The complaints variously allege fraud, negligence, mismanagement, corporate waste, breaches of fiduciary duty, and seek equitable relief and recovery from or on behalf of the Corporation for compensatory and other damages incurred by the Corporation as a result of alleged payment of excessive compensation, improper investments, or other improper activities. Viad and its counsel believe the claims are without merit.

     In addition, the Corporation and certain subsidiaries are plaintiffs or defendants to various other actions, proceedings and pending claims, including pending or potential claims by or on behalf of approximately 6,500 former railroad workers claiming asbestos-related health conditions from exposure to railroad equipment made by former subsidiaries. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Corporation. Although the amount of liability at December 31, 1997, with respect to these matters is not ascertainable, Viad believes that any resulting liability will not have a material effect on the Corporation's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
     No matters were submitted to a vote of securityholders during the fourth quarter of 1997.

OPTIONAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.
     The names, ages and positions of the executive officers of the Corporation as of March 13, 1998, are listed below:

                                                  EXECUTIVE
                                                  POSITION
NAME           AGE       OFFICE                   HELD SINCE
----           ---       ------                   ----------

Robert H.      53        Chairman of the Board,        1997
Bohannon                 President and Chief
                         Executive Officer of the
                         Corporation

L. Gene Lemon  57        Vice President-               1979
                         Administration of the
                         Corporation

Ronald G.      56        Vice President-Finance and    1987
Nelson                   Treasurer of the Corporation

Peter J.       58        Vice President and General    1996
Novak                    Counsel of the Corporation

Scott E.       51        Secretary and Associate       1997
Sayre                    General Counsel of the
                         Corporation

Richard C.     58        Vice President-Controller of  1980
Stephan                  the Corporation

Wayne A.       55        Vice President-Corporate      1998
Wight                    Development of the
                         Corporation

Charles J.     51        President and Chief           1991
Corsentino               Executive Officer of
                         Exhibitgroup/Giltspur, a
                         division of the Corporation

Frederick J.   63        President and Chief           1985
Martin                   Executive Officer of Dobbs
                         International Services,
                         Inc., a subsidiary of the
                         Corporation

Philip W.      39        President and Chief           1996
Milne                    Executive Officer of
                         Travelers Express Company,
                         Inc., a subsidiary of the
                         Corporation

Paul B.        43        President and Chief           1996
Mullen                   Executive Officer of GES
                         Exposition Services, Inc.,
                         a subsidiary of the
                         Corporation

Each of the foregoing officers, with the exceptions set forth below, has served in the same, similar or other executive positions with Viad or its subsidiaries for more than the past five (5) years.

     Prior to January 1997, Mr. Bohannon served as President and Chief Operating Officer of the Corporation since August 15, 1996. Prior thereto he was President and Chief Executive Officer of Travelers Express Company, Inc. since 1993, and prior to that was a senior officer at Marine Midland Bank of Buffalo, New York.

     Prior to February 1996, Mr. Novak was Deputy General Counsel of the Corporation, and prior to serving in that position was Group General Counsel of Registrant.

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

     Prior to January 1997, Mr. Sayre served as Assistant
Secretary and Assistant General Counsel of the Corporation since
February 1996, and prior thereto was Assistant General Counsel.

     Prior to February 1998, Mr. Wight served as Executive
Director-Corporate Development of the Corporation since 1992.

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

                             PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The principal market on which the common stock of Viad is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Midwest, Pacific, Philadelphia and Cincinnati Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31, 1997:


                    SALES PRICE RANGE OF COMMON STOCK
                    ---------------------------------

CALENDAR               1997                    1996
QUARTERS       HIGH           LOW       HIGH           LOW
--------       ----           ---       ----           ---

First          $18.00         $14.875   $33.25         $27.125

Second          19.50          14.625    30.75         $27.50

Third           20.375         17.00     30.25          13.375(1)

Fourth          20.3125        17.125    17.125         13.875


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


                DIVIDENDS DECLARED ON COMMON STOCK

                         1997                1996
                         ----                ----

February                 $ .08               $ .16
May                        .08                 .16
August                     .08                 .08 (2)
November                   .08                 .08
                         -----               -----

          Total          $0.32               $0.48


         (2) Viad's quarterly dividend decreased from $0.16 to $0.08 per share following the spin-off of The Dial Corporation. The Dial Corporation's initial dividend rate after the spin-off maintained the 1995 annual dividend rate for stockholders who retained shares of both companies following the spin-off.

         Regular quarterly dividends have been paid on the first business day of January, April, July and October.
         As of March 13, 1998, there were 42,526 holders of record of Viad's common stock.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         1.   Financial Statements--See Item 14 hereof.

         2.   Supplementary Data--See Condensed Consolidated
Quarterly Results in Exhibit 13.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         The information regarding Directors of the Registrant is included in Viad's Proxy Statement for Annual Meeting of Stockholders to be held on May 12, 1998 ("Proxy Statement") and is incorporated herein and made a part hereof. The information regarding executive officers of the Registrant is found as an Optional Item in Part I hereof.

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

          EXHIBITS. #
3.A       Copy of Restated Certificate of Incorporation of
          Viad, as amended through August 15, 1996, filed as
          Exhibit 3.A to Viad's 1996 Form 10-K, is hereby incorporated by reference.

3.B Copy of Bylaws of Viad Corp, as amended through February 20, 1997, filed as Exhibit 3.B to Viad's 1996
          Form 10-K, is hereby incorporated by reference.

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

4.B Copy of Amended and Restated Credit Agreement dated as of July 24, 1996, among Viad, the Banks parties thereto, Citicorp USA, Inc., as Administrative Agent, and Bank of America National Trust and Savings Association as Documentation Agent, filed as Exhibit 4.B to Viad's 1996 Form 10-K, is hereby incorporated by reference.

4.B1 First Amendment dated as of August 1, 1997, to Amended and Restated Credit Agreement.*

4.B2      Second Amendment dated as of September 11, 1997, to
          Amended and Restated Credit Agreement.*

10.A1 Copy of Viad Corp 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Viad's Registration Statement on Form S-8 (Registration No. 33-41870), is hereby incorporated by reference.+

10.A2     Copy of amendment, effective August 1, 1994, to Viad
          Corp 1983 Stock Option and Incentive Plan, filed as
          Exhibit 10.H2 to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.B1     Copy of Viad Corp 1992 Stock Incentive Plan, filed as
          Exhibit (10)(J) to Viad's 1991 Form 10-K, is hereby incorporated by reference.+

10.B2     Copy of amendment, effective August 1, 1994, to Viad
          Corp 1992 Stock Incentive Plan, filed as Exhibit 10.I2 to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.C Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended, filed as Exhibit 10.B to Viad's Third Quarter
          1997 Form 10-Q, is hereby incorporated by reference.+

10.D      Copy of Viad Corp Annual Management Incentive Plan
          (pursuant to the Viad 1997 Omnibus Incentive Plan), as amended February 19, 1998.*+

10.E Copy of Viad Corp Performance Unit Incentive Plan, filed as Exhibit 10.L to Viad's First Quarter 1995 Form
          10-Q, is hereby incorporated by reference.+

10.F      Copy of Viad Corp Performance Unit Incentive Plan
          (pursuant to the Viad 1997 Omnibus Incentive Plan), filed as Exhibit 10.L1 to Viad's 1996 Form 10-K, is hereby incorporated by reference.+

10.G Copy of Viad Corp Performance-Based Stock Plan, filed as Exhibit 10.P to Viad's 1993 Form 10-K, is hereby incorporated by reference.+

10.H Copy of form of Viad Corp 1983 Stock Option and Incentive Plan Amended and Restated Restricted Stock Agreements dated August 12, 1994, between Viad and certain executive officers, filed as Exhibit 10.R to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.I Copy of form of Viad Corp 1992 Stock Incentive Plan Restricted Stock Agreements dated August 12, 1994, between Viad and certain executive officers, filed as
          Exhibit 10.S to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.J Sample forms of Contingent Agreements relating to funding of Supplemental Executive Pensions, filed as Exhibit (10)(T) to Viad's 1989 Form 10-K, is hereby incorporated by reference.+

10.K      Viad Corp Deferred Compensation Plan Amended and
          Restated as of August 21, 1997, filed as Exhibit 10.A to Viad's Third Quarter 1997 Form 10-Q, is hereby incorporated by reference.+

10.L1     Copy of form of Executive Severance Agreement between
          Viad and three executive officers, filed as Exhibit
          (10)(G)(i) to Viad's 1991 Form 10-K, is hereby incorporated by reference.+

10.L2 Copy of forms of Viad Corp Executive Severance Plans covering certain executive officers, filed as Exhibit
          (10)(G)(ii) to Viad's 1992 Form 10-K, is hereby incorporated by reference.+

10.M Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Viad's 1985 Form 10-K, is hereby incorporated by reference.+

10.N      Copy of Employment Agreement between Viad Corp and
          Robert H. Bohannon dated January 1, 1997, filed as
          Exhibit 10.U to Viad's 1996 Form 10-K, is hereby incorporated by reference.+

10.O      Copy of Employment Agreement between Viad Corp and Paul
          Mullen dated April 25, 1996, filed as Exhibit 10.O to
          Viad's 1996 Form 10-K, is hereby incorporated by reference.+

10.P      Copy of Viad Corp Supplemental TRIM Plan, filed as
          Exhibit 10.M to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.Q Copy of Viad Corp Supplemental Pension Plan (Amended and Restated as of September 30, 1997) (Previously
          Amended and Restated as of January 1, 1987) dated
          December 30, 1997.*+

10.R      Copy of Travelers Express Company, Inc. Supplemental
          Pension Plan dated December 30, 1997.*+

10.S      Copy of GES Exposition Services, Inc. Supplemental
          Executive Retirement Plan, as amended effective January
          1, 1998.*+

10.T      Copy of Greyhound Leisure Services, Inc. Key Management
          Deferred Compensation Plan (amended effective January
          1, 1998).*+

10.U      Copy of Restaura, Inc. Key Management Deferred
          Compensation Plan as amended effective January 1,
          1998.*+

10.V      Copy of Viad Corp Deferred Compensation Plan for
          Directors, as Amended and Restated July 25, 1996, filed as Exhibit 10.D to Viad's 1996 Form 10-K, is hereby incorporated by reference.+

10.W Copy of Viad Corp Director's Charitable Award Program as amended through March 15, 1996, filed as Exhibit
          10.T to Viad's 1995 Form 10-K, is hereby incorporated by reference.+

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

--------------

*        Filed herewith.
+        Management contract or compensation plan or arrangement.
#        Viad Corp was previously named The Dial Corp.

Note: The 1997 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.

(b)  REPORTS ON FORM 8-K.
         The Corporation filed no reports on Form 8-K during the last quarterly period covered by this report.

                            SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 24th day of March, 1998.

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

                                  Principal Executive Officer

Date:    March 24, 1998           By:  /s/  Robert H. Bohannon
                                            Director; Chairman

                                            of the Board,
                                            President and Chief
                                            Executive Officer


                                 Principal Financial Officer

Date:    March 24, 1998           By:  /s/  Ronald G. Nelson
                                            Vice President-
                                            Finance and
                                            Treasurer


                                  Principal Accounting Officer

Date:    March 24, 1998           By:  /s/  Richard C. Stephan
                                            Vice President-
                                            Controller


                                       DIRECTORS


                                       Jess Hay
                                       Judith K. Hofer
                                       Jack F. Reichert
                                       Linda Johnson Rice
                                       Douglas L. Rock
                                       John C. Tolleson
                                       Timothy R. Wallace



Date:    March 24, 1998
                                By:  /s/  Richard C. Stephan
                                          Attorney-in-Fact