Form 10-Q
period 1998-03-31
VIAD CORP
filed 1998-05-13
CIK 884219

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q



                   QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998
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

As of April 30, 1998, 99,243,565 shares of Common Stock ($1.50 par value) were outstanding.

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                                             VIAD CORP
                                   CONSOLIDATED BALANCE SHEET

                                                              March 31,       December 31,
(000 omitted)                                                   1998             1997
                                                             -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $     29,490      $     12,341
  Receivables, less allowance of
      $4,787 and $4,805                                          136,554           131,620
  Inventories                                                    109,414           105,331
  Deferred income taxes                                           28,837            29,444
  Other current assets                                            36,191            29,207
                                                              ----------        ----------
                                                                 340,486           307,943
  Funds, agents' receivables and
      current maturities of investments
      restricted for a subsidiary's payment
      service obligations, after eliminating
      $90,000 of the subsidiary's funds
      invested in Viad commercial paper                          495,685           617,887
                                                              ----------        ----------
  Total current assets                                           836,171           925,830
Investments restricted for subsidiary's
 payment service obligations                                   1,749,852         1,615,464
Property and equipment                                           461,129           470,052
Other investments and assets                                     107,280           113,274
Deferred income taxes                                             74,580            74,659
Intangibles                                                      526,794           531,034
                                                              ----------        ----------
                                                            $  3,755,806      $  3,730,313
                                                              ==========        ==========

                                                              March 31,       December 31,
(000 omitted, except number of shares)                          1998              1997
                                                              ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    138,809      $    145,641
  Accrued compensation                                            58,677            75,589
  Other current liabilities                                      140,202           134,477
  Current portion of long-term debt                               32,177            32,291
                                                              ----------        ----------
                                                                 369,865           387,998
  Payment service obligations of subsidiary                    2,266,553         2,248,004
                                                              ----------        ----------
  Total current liabilities                                    2,636,418         2,636,002
Long-term debt                                                   401,911           377,849
Pension and other benefits                                        64,352            62,988
Other deferred items and
  insurance reserves                                              99,190           109,323
Minority interests                                                 8,475             8,378
$4.75 Redeemable preferred stock                                   6,615             6,612
Common stock and other equity:
  Common stock, $1.50 par value,
      200,000,000 shares authorized,
      99,739,925 shares issued                                   149,610           149,610
  Additional capital                                             310,686           291,414
  Retained income                                                216,743           209,127
  Unearned employee benefits and other                          (136,621)         (121,968)
  Unrealized gain on securities
      available for sale                                          12,064            13,625
  Cumulative translation adjustments                              (2,417)           (3,022)
  Common stock in treasury, at cost,
      587,553 and 516,926 shares                                 (11,220)           (9,625)
                                                              ----------        ----------
  Total common stock and other equity                            538,845           529,161
                                                              ----------        ----------
                                                            $  3,755,806      $  3,730,313
                                                              ==========        ==========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                   STATEMENT OF CONSOLIDATED INCOME

Three months ended March 31,                                                 1998              1997
(000 omitted, except per share data)                                      ----------        ----------
REVENUES                                                              $      602,780    $      569,726
                                                                          ----------        ----------
Costs and expenses:
   Costs of sales and services                                               561,848           531,016
   Corporate activities and
      nonoperating items, net                                                  6,205             7,983
   Sale of trade accounts receivable expense                                   1,096             1,088
   Interest expense                                                           11,174            14,263
   Minority interests                                                            276               364
                                                                          ----------        ----------
                                                                             580,599           554,714
                                                                          ----------        ----------
Income before income taxes                                                    22,181            15,012
Income taxes                                                                   6,802             4,492
                                                                          ----------        ----------
INCOME BEFORE EXTRAORDINARY CHARGE                                            15,379            10,520
Extraordinary charge for early retirement
   of debt, net of tax benefit of $4,554                                                        (8,458)
                                                                          ----------        ----------
NET INCOME                                                            $       15,379    $        2,062
                                                                          ==========        ==========
DILUTED INCOME PER COMMON SHARE:
   Income before extraordinary charge                                 $         0.15    $         0.11
   Extraordinary charge                                                                          (0.09)
                                                                          ----------        ----------
   Diluted net income per common share                                $         0.15    $         0.02
                                                                          ==========        ==========
BASIC INCOME PER COMMON SHARE:
   Income before extraordinary charge                                 $         0.16    $         0.11
   Extraordinary charge                                                                          (0.09)
                                                                          ----------        ----------
   Basic net income per common share                                  $         0.16    $         0.02
                                                                          ==========        ==========

Average outstanding common shares                                             93,979            90,044
Additional dilutive shares related to
   stock-based compensation                                                    3,872             2,795
                                                                          ----------        ----------
Average outstanding and potentially
   dilutive common shares                                                     97,851            92,839
                                                                          ==========        ==========

Dividends declared per common share                                   $         0.08    $         0.08
                                                                          ==========        ==========
Preferred stock dividends                                             $          282    $          282
                                                                          ==========        ==========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                      STATEMENT OF RETAINED INCOME


Three months ended March 31,                                                 1998              1997
(000 omitted)                                                             ----------        ----------
Balance, beginning of year                                            $      209,127    $      146,664
Net income                                                                    15,379             2,062
Dividends on common and preferred stock                                       (7,843)           (7,552)
Adjust distribution of consumer products
   business to Viad stockholders for post-
   closing settlements                                                                          (1,216)
Other                                                                             80                13
                                                                          ----------        ----------
Balance, end of period                                                $      216,743    $      139,971
                                                                          ==========        ==========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                  STATEMENT OF COMPREHENSIVE INCOME


Three months ended March 31,                                                 1998              1997
(000 omitted)                                                             ----------        ----------
Net income                                                            $       15,379    $        2,062
                                                                          ----------        ----------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                      605              (753)
   Unrealized gain (loss) on securities
      classified as available for sale:
      Unrealized holding losses arising
        during the period                                                       (295)           (4,172)
      Reclassification adjustment for realized
        gains included in net income                                          (1,266)             (345)
                                                                          ----------         ---------
Other comprehensive loss                                                        (956)           (5,270)
                                                                          ----------         ---------
Comprehensive income (loss)                                           $       14,423    $       (3,208)
                                                                          ==========         =========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                STATEMENT OF CONSOLIDATED CASH FLOWS

Three months ended March 31,                                                 1998              1997
(000 omitted)                                                             ----------        ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                            $       15,379    $        2,062
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                           20,309            19,372
      Deferred income taxes                                                    2,679             4,128
      Extraordinary charge for early retirement of debt                                          8,458
      Other noncash items, net                                                   148             2,689
      Change in operating assets and liabilities:
        Receivables and inventories                                           (9,387)          (44,952)
        Payment service assets and obligations, net                          142,698            49,972
        Accounts payable and accrued compensation                            (23,744)          (12,865)
        Other assets and liabilities, net                                        281           (11,169)
                                                                          ----------        ----------
Net cash provided by operating activities                                    148,363            17,695
                                                                          ----------        ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                         (16,114)          (13,849)
Acquisitions of businesses, net of cash acquired                                               (17,555)
Proceeds from sales of businesses, property and
   other assets, net                                                           2,795            70,277
Investments restricted for payment service obligations:
   Proceeds from sales and maturities of securities
      classified as available for sale                                       185,191           178,557
   Proceeds from maturities of securities
      classified as held to maturity                                          29,774             6,841
   Purchases of securities classified as
      available for sale                                                    (280,992)         (150,726)
   Purchases of securities classified as
      held to maturity                                                       (70,991)          (65,352)
Investments in and advances to
   discontinued operations, net                                                                 (3,920)
                                                                          ----------        ----------
Net cash (used) provided by investing activities                            (150,337)            4,273
                                                                          ----------        ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                                 (68)          (58,528)
Premium paid upon early retirement of debt                                                     (13,012)
Net change in short-term borrowings                                           24,000            53,856
Dividends on common and preferred stock                                       (7,843)           (7,552)
Proceeds from sales of treasury stock                                          5,163             5,164
Cash payments on interest rate swaps                                          (2,129)           (2,157)
                                                                          ----------        ----------
Net cash provided (used) by financing activities                              19,123           (22,229)
                                                                          ----------        ----------
Net increase (decrease) in cash and cash equivalents                          17,149              (261)
Cash and cash equivalents, beginning of year                                  12,341             4,422
                                                                          ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $       29,490    $        4,161
                                                                          ==========        ==========

See Notes to Consolidated Financial Statements.

                                   VIAD CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--Basis of Preparation

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1997.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of March 31, 1998, and its results of operations and its cash flows for the three months ended March 31, 1998 and 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 1998 presentation.

NOTE B--Fiduciary Assets Restricted for Payment Service Obligations

Viad's payment services subsidiary generates funds from the sale of money orders and other payment instruments, with the related liability classified as "Payment service obligations." The proceeds of such sales are invested in permissible securities, principally debt instruments. Such investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiary to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Accordingly, such fiduciary assets are not available to satisfy working capital or other financing requirements of Viad.

Following is a summary of amounts related to the payment service obligations as of March 31, 1998, including excess funds:

(000 omitted)
Fiduciary Assets:
   Funds, agents' receivables and current
      maturities of investments restricted
      for payment service obligations,
      including $90,000 invested in Viad
      commercial paper (1)                                 $     585,685
   Investments restricted for payment
      service obligations (2)                                  1,749,852
                                                              ----------
                                                               2,335,537

Payment service obligations                                    2,266,553
                                                              ----------
Asset carrying amounts in excess
   of 1:1 funding coverage of
   payment service obligations (2)                         $      68,984
                                                              ==========

(1) See Note D of Notes to Consolidated Financial Statements for description of Viad's revolving bank credit agreement, which supports its commercial paper obligations.
(2) See Note C of Notes to Consolidated Financial Statements for a summary of investments and their classification and carrying amounts in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As detailed therein, securities classified as "available for sale" are carried at market value, and the market value of securities classified as "held to maturity" exceeded carrying amounts by $10,415,000 at March 31, 1998.


NOTE C--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                        March 31,      December 31,
                                                          1998             1997
(000 omitted)                                           -----------      -----------
Securities available for sale, at
   fair value (amortized cost of
   $1,172,041 and $1,074,371)                        $    1,191,818   $    1,096,706
Securities held to maturity, at
   amortized cost (fair value of
   $600,411 and $559,497)                                   589,996          548,773
                                                        -----------       ----------
                                                          1,781,814        1,645,479
Less current maturities                                     (31,962)         (30,015)
                                                        -----------       ----------
                                                     $    1,749,852   $    1,615,464
                                                        ===========       ==========

NOTE D--Debt

At March 31, 1998 and December 31, 1997, Viad classified as long-term debt $74,000,000 and $50,000,000, respectively, of short-term borrowings which, along with the $90,000,000 commercial paper issued to Viad's payment services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

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

NOTE E--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March
31, is as follows:

                                                         1998             1997
(000 omitted)                                          ------------     ------------
Computed income taxes at statutory
   federal income tax rate of 35%                    $        7,763   $        5,254
Nondeductible goodwill amortization                           1,051            1,039
Minority interests                                               97              127
State income taxes                                              673              829
Tax-exempt income                                            (5,350)          (4,199)
Adjustment to estimated annual
   effective rate                                             2,000            1,750
Other, net                                                      568             (308)
                                                        -----------      -----------
Provision for income taxes                           $        6,802   $        4,492
                                                        ===========      ===========

NOTE F--Supplementary Information--Revenues and Operating Income

                                         Three months ended March 31,
                             ------------------------------------------------------------
                                    Revenues                     Operating Income
                             ---------------------------     ----------------------------
                                1998            1997            1998             1997
(000 omitted)                -----------     -----------     -----------      -----------
Airline Catering
  and Services (1)         $     235,128   $     211,829   $      13,932    $      13,147
Convention
  Services (1)                   209,587         209,327          20,347           18,489
Travel and Leisure
  and Payment
  Services (1)(2)                158,065         148,570           6,653            7,074
                             -----------     -----------     -----------      -----------
Total principal
  business
  segments (1)             $     602,780   $     569,726          40,932           38,710
                             ===========     ===========
Corporate activities
  and nonoperating
  items, net (1)                                                  (6,205)          (7,983)
Sale of trade
  accounts receivable
  expense                                                         (1,096)          (1,088)
                                                             -----------      -----------
                                                           $      33,631    $      29,639
                                                             ===========      ===========

(1) In 1998, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses, which for the first quarter of 1998 equaled about 75 percent of the reduction in expense for Corporate activities. The increased charges for Corporate expenses reduced 1998 operating income of Viad's segments, resulting in lower reported increases over 1997 segment operating income levels.
(2) Viad's payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $8,231,000 and $6,460,000 for the 1998 and 1997 quarters, respectively.

NOTE G--Impact of New Accounting Pronouncement

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which becomes effective in 1999, outlines capitalization criteria for certain development costs of software to be used internally. Viad expects to adopt the SOP in the first quarter of 1999 for software developmental costs incurred in that quarter and thereafter. The effect of the adoption of SOP 98-1 on Viad's consolidated financial position or results of operations has not yet been determined.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS:

There were no material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the first paragraph of the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1997.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF FIRST QUARTER OF 1998 TO THE FIRST QUARTER OF 1997:

In the first quarter of 1998, revenues increased $33.1 million, or
5.8 percent, to $602.8 million from $569.7 million in 1997. The 1998 first quarter operating income of Viad's principal business segments increased $2.2 million, or 5.7 percent, over that of 1997. Viad's payment services subsidiary continues to invest increasing amounts of its growing money order and official check funds in tax-exempt securities. On a fully taxable equivalent basis, revenues rose 6.0 percent and operating income of principal business segments increased $4.0 million, or 8.8 percent.

Income for the first quarter of 1998 was $15.4 million, or $0.15 per share, compared to income before extraordinary charge of $10.5 million, or $0.11 per share, for the 1997 quarter. There were 5 million more average outstanding and potentially dilutive common shares outstanding in 1998 than in 1997, due primarily to the acquisition of Game Financial Corporation in December 1997 (for approximately 2.6 million shares of Viad common stock), stock option exercises over the past year and the effects of a higher Viad stock price on the calculation of additional common shares arising from unexercised stock options.

Net income for the first quarter of 1998 was $15.4 million, or $0.15 per share. Net income for the first quarter of 1997 was $2.1 million, or $0.02 per share, after deducting an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share, for the early retirement of debt.

In 1998, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses. The increased charges for Corporate expenses reduced 1998 operating income of Viad's segments, resulting in lower reported increases over 1997 segment operating income levels.

AIRLINE CATERING AND SERVICES.
The first quarter 1998 revenues of the Airline Catering and Services group were $235.1 million, an 11.0 percent increase from the 1997 first quarter revenues of $211.8 million. Operating income increased $800,000, or 6.0 percent (8.3 percent before the increased corporate allocation), over that of the 1997 first quarter. Revenues and operating income increased due to new catering business added throughout 1997 and increased traffic and flights. Revenues and operating income from the airplane fueling and ground handling business were essentially even. On April 6, 1998, Viad announced the sale of its Aircraft Services International Group ("ASIG"), which constituted the fueling and ground handling portion of Viad's airline catering and services segment. See Recent Developments. Operating margins decreased slightly to 5.9 percent (6.1 percent before the increased corporate allocation) from 1997's 6.2 percent due to lower margins at ASIG.

CONVENTION SERVICES.
Convention Services first quarter 1998 revenues increased $300,000, or 0.1 percent, to $209.6 million from $209.3 million in the 1997 first quarter, as GES Exposition Services continued to eliminate low-margin business in the 1998 quarter. Operating income increased $1.9 million, or 10.0 percent (13.0 percent before the increased corporate allocation), and operating margins increased from 8.8 percent in the 1997 quarter to 9.7 percent (10.0 percent before the increased corporate allocation) in 1998, due to improved cost controls and higher margin business.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $158.1 million for the first quarter of 1998, up $9.5 million,
or 6.4 percent, from those of the 1997 first quarter.   Operating
income decreased 6.0 percent to $6.7 million. On the fully taxable equivalent basis, first quarter revenues and operating income would have been higher by $8.2 million and $6.5 million in 1998 and 1997, respectively, resulting in a 7.3 percent revenue increase and a
10.0 percent (13.7 percent before the increased corporate allocation) operating income increase. The results of Game Financial Corporation ("Game"), which was acquired in December 1997, substantially offset prior-year revenues and operating income from Crystal Holidays and Jetsave, two small British travel companies sold in October 1997. Operating margins on the fully taxable equivalent basis would be 9.0 percent (9.3 percent before the increased corporate allocation) in the first quarter of 1998, up from 8.7 percent in the 1997 first quarter.

On the fully taxable equivalent basis, payment services revenues and operating income increased $24.1 million and $2.7 million, respectively, over those of 1997's first quarter, primarily due to acquisitions made in 1997, including Game in December 1997. In addition, larger investment balances resulted in increased investment income.

Duty Free and shipboard concession revenues decreased $500,000 from those of the 1997 first quarter. One customer had a cruise ship in extended drydock during the first quarter of 1998, contributing to fewer shipboard passenger days. Operating income increased $200,000 over that of the 1997 first quarter, due primarily to cost controls.

Travel tour service revenues decreased $400,000 from those of the 1997 first quarter, primarily as a result of weaker off-season package tour traffic. Operating income was even with that of the 1997 first quarter, as operating cost reductions offset the revenue decline.

Restaura foodservice revenues and operating income for the 1998 first quarter decreased from those of the 1997 first quarter by $1 million and $700,000, respectively. A portion of the revenue decrease is attributable to a major customer experiencing reduced overtime and weekend production at several locations. The decline in operating income was caused in part by start-up costs of concession operations at Bank One Ballpark (in preparation for the inaugural season of the Arizona Diamondbacks major league baseball franchise).

CORPORATE ACTIVITIES AND NONOPERATING ITEMS, NET.
Corporate activities and nonoperating items, net, decreased $1.8 million in the first quarter of 1998 compared to the first quarter of 1997. As discussed above, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses in 1998. Approximately 75 percent of the first quarter decline in corporate expenses is due to the increased allocation to Viad's segments.

SALE OF TRADE ACCOUNTS RECEIVABLE EXPENSE.
Expenses from the sale of trade accounts receivable in the first quarter of 1998 were essentially even with those of the 1997 first quarter, as the level of trade receivables sold was unchanged from the prior year.

INTEREST EXPENSE.
Interest expense decreased $3.1 million from that of the 1997 first quarter, due to the repayment of debt from proceeds from the sales of noncore assets and businesses in 1997. In addition, in late March 1997, Viad repurchased $58.4 million par value of its 10.5 percent subordinated debentures, resulting in lower interest expense going forward.

INCOME TAXES.
The effective tax rate in the 1998 first quarter was 30.7 percent, up from 29.9 percent in the 1997 first quarter, as increases in tax-exempt income by Viad's payment services subsidiary are slowing relative to overall income growth.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at March 31, 1998 was $434.1 million compared with $410.1 million at December 31, 1997. The debt-to-capital ratio at March 31, 1998 was 0.44 to 1 compared to 0.43 to 1 at December 31, 1997.

Fluctuations in the balances of payment service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents' receivables and the timing of the presentment of such instruments.

RECENT DEVELOPMENTS:

On April 6, 1998, Viad announced the sale of Aircraft Services International Group ("ASIG"), which conducted fueling and ground handling operations. The sale proceeds were used to repay short-term borrowings. ASIG's operations are included in Viad's Airline Catering and Services segment. Gain on sale of ASIG, after deducting costs of sale, related expense provisions and income taxes, will be recorded in second quarter 1998 results.

On April 6, 1998, Viad announced that it had signed an agreement and plan of merger with MoneyGram Payment Systems, Inc. ("MoneyGram") pursuant to which Viad would acquire MoneyGram. MoneyGram is a provider of consumer money wire transfer services, and the MoneyGram business is intended to be part of Viad's Travelers Express Company. On April 10, 1998, Viad commenced a cash tender offer, through the filing of Schedule 14D-1 with the Securities and Exchange Commission, for all outstanding shares of MoneyGram at a purchase price of $17 per share. Such offer was scheduled to expire on May 8, 1998.

At the close of business on May 8, 1998, there were 4,976,441 shares tendered, representing approximately 30.1 percent of the outstanding MoneyGram shares. The cash tender offer was increased to $17.35 per share on May 11, 1998, which would result in a total purchase price of approximately $306 million, including fees and expenses related to the offer. The revised offer is scheduled to expire on May 22, 1998. Viad also stated that it will not further increase its offer price above $17.35 per share. The offer is subject to the valid tender of a majority of MoneyGram's outstanding shares.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and
Financial Condition as presented in Viad Corp's Annual Report to
Stockholders for the year ended December 31, 1997.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of stockholders of Viad Corp was held
       May 12, 1998.

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

(c) Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

       1.    The election of Directors as follows:

       Jess Hay
       ---------
       Affirmative Vote . . . . . . . . . . . . . . . . . . 76,332,440
       Withheld Authority . . . . . . . . . . . . . . . . . . .629,031

       Linda Johnson Rice
       -------------------
       Affirmative Vote . . . . . . . . . . . . . . . . . . 76,339,450
       Withheld Authority . . . . . . . . . . . . . . . . . . .622,021

       Timothy R. Wallace
       -------------------
       Affirmative Vote . . . . . . . . . . . . . . . . . . 76,347,636
       Withheld Authority . . . . . . . . . . . . . . . . . . .613,835


       2. The appointment of Deloitte & Touche LLP to audit the accounts of Viad and its subsidiaries for the fiscal year 1998.

       Affirmative Vote . . . . . . . . . . . . . . . . . . 76,523,432
       Against. . . . . . . . . . . . . . . . . . . . . . . . .179,786
       Abstentions. . . . . . . . . . . . . . . . . . . . . . .258,253

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibit No. 10 - Employment Agreement

             Exhibit No. 27 - Financial Data Schedule

       (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed. However, a report on Form 8-K was filed April 10, 1998, reporting under Items 5 and 7 Viad's press release announcement that Viad had commenced a cash tender offer, through the filing of Schedule 14D-1 with the Securities and Exchange Commission, for all outstanding shares of MoneyGram Payment Systems, Inc. at a purchase price of $17 per share and, in a separate announcement, that Viad had sold Aircraft Services International Group. In addition, a report on Form 8-K was filed May 13, 1998, reporting under Items 5 and 7 Viad's press release announcement that Viad had increased the MoneyGram cash tender offer to $17.35 per share and had extended the scheduled expiration date to May 22, 1998. See Recent Developments.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VIAD CORP
                                                (Registrant)

May 13, 1998                                    By /s/ Richard C. Stephan
                                                -------------------------
                                                Richard C. Stephan
                                                Vice President-Controller
                                                (Chief Accounting Officer
                                                and Authorized Officer)