Form 10-Q
period 1998-06-30
VIAD CORP
filed 1998-08-13
CIK 884219

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1998
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

As of July 31, 1998, 99,508,287 shares of Common Stock ($1.50 par value) were outstanding.

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                                        VIAD CORP
                               CONSOLIDATED BALANCE SHEET

                                                               June 30,        December 31,
(000 omitted)                                                    1998              1997
                                                             -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $     32,923      $     12,341
  Receivables, less allowance of
      $4,980 and $4,805                                          124,523           131,620
  Inventories                                                    106,682           105,331
  Deferred income taxes                                           27,145            29,444
  Other current assets                                            43,722            29,207
                                                              ----------        ----------
                                                                 334,995           307,943
  Funds, agents' receivables and current
      maturities of investments restricted
      for a subsidiary's payment service
      obligations, after eliminating $90,000
      of the subsidiary's funds invested
      in Viad commercial paper                                   621,978           617,887
                                                              ----------        ----------
  Total current assets                                           956,973           925,830
Investments restricted for subsidiary's
 payment service obligations                                   2,005,482         1,615,464
Property and equipment                                           467,129           470,052
Other investments and assets                                     114,148           113,274
Deferred income taxes                                             88,149            74,659
Intangibles                                                      861,995           531,034
                                                              ----------        ----------
                                                            $  4,493,876      $  3,730,313
                                                              ==========        ==========

                                                               June 30,        December 31,
(000 omitted, except share data)                                 1998              1997
                                                              ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    141,649      $    145,641
  Accrued compensation                                            87,434            75,589
  Other current liabilities                                      164,480           134,477
  Due to MoneyGram stockholders                                   93,903
  Current portion of long-term debt                               35,425            32,291
                                                              ----------        ----------
                                                                 522,891           387,998
  Payment service obligations                                  2,645,762         2,248,004
                                                              ----------        ----------
  Total current liabilities                                    3,168,653         2,636,002
Long-term debt                                                   531,103           377,849
Pension and other benefits                                        65,380            62,988
Other deferred items and insurance reserves                      138,677           109,323
Minority interests                                                 9,110             8,378
$4.75 Redeemable preferred stock                                   6,618             6,612
Common stock and other equity:
  Common stock, $1.50 par value,
      200,000,000 shares authorized,
      99,739,925 shares issued                                   149,610           149,610
  Additional capital                                             321,714           291,414
  Retained income                                                249,575           209,127
  Unearned employee benefits and other                          (151,518)         (121,968)
  Unrealized gain on securities
      available for sale                                          14,005            13,625
  Cumulative translation adjustments                              (4,998)           (3,022)
  Common stock in treasury, at cost,
      191,582 and 516,926 shares                                  (4,053)           (9,625)
                                                              ----------        ----------
  Total common stock and other equity                            574,335           529,161
                                                              ----------        ----------
                                                            $  4,493,876      $  3,730,313
                                                              ==========        ==========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                    STATEMENT OF CONSOLIDATED INCOME

Quarter ended June 30,                                                       1998              1997
(000 omitted, except per share data)                                      ----------        ----------
REVENUES                                                              $      657,071    $      614,945
                                                                          ----------        ----------
Costs and expenses:
   Costs of sales and services                                               591,142           556,299
   Corporate activities and
      nonoperating items, net                                                  5,735             7,519
   Sale of trade accounts receivable expense                                   1,119             1,132
   Interest expense                                                           10,233            12,339
   Nonrecurring items:
      Provision for payments previously
       received pursuant to patent litigation                                 10,642
      Gain on sale of business                                               (21,155)
   Minority interests                                                            190               120
                                                                          ----------        ----------
                                                                             597,906           577,409
                                                                          ----------        ----------
Income before income taxes                                                    59,165            37,536
Income taxes                                                                  18,543            10,861
                                                                          ----------        ----------
NET INCOME                                                            $       40,622    $       26,675
                                                                          ==========        ==========

DILUTED NET INCOME PER COMMON SHARE                                   $         0.41    $         0.28
                                                                          ==========        ==========

BASIC NET INCOME PER COMMON SHARE                                     $         0.43    $         0.29
                                                                          ==========        ==========

Average outstanding common shares                                             94,419            90,522
Additional dilutive shares related to
   stock-based compensation                                                    4,196             2,770
                                                                          ----------        ----------
Average outstanding and potentially
   dilutive common shares                                                     98,615            93,292
                                                                          ==========        ==========

Dividends declared per common share                                   $         0.08    $         0.08
                                                                          ==========        ==========

Preferred stock dividends                                             $          282    $          281
                                                                          ==========        ==========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                    STATEMENT OF CONSOLIDATED INCOME

Six months ended June 30,                                                    1998              1997
(000 omitted, except per share data)                                      ----------        ----------
REVENUES                                                              $    1,259,851    $    1,184,671
                                                                          ----------        ----------
Costs and expenses:
   Costs of sales and services                                             1,152,990         1,087,315
   Corporate activities and
      nonoperating items, net                                                 11,940            15,502
   Sale of trade accounts receivable expense                                   2,215             2,220
   Interest expense                                                           21,407            26,602
   Nonrecurring items:
      Provision for payments previously
       received pursuant to patent litigation                                 10,642
      Gain on sale of business                                               (21,155)
   Minority interests                                                            466               484
                                                                          ----------        ----------
                                                                           1,178,505         1,132,123
                                                                          ----------        ----------
Income before income taxes                                                    81,346            52,548
Income taxes                                                                  25,345            15,353
                                                                          ----------        ----------
INCOME BEFORE EXTRAORDINARY CHARGE                                            56,001            37,195

Extraordinary charge for early retirement
   of debt, net of tax benefit of $4,554                                                        (8,458)
                                                                          ----------        ----------
NET INCOME                                                            $       56,001    $       28,737
                                                                          ==========        ==========
DILUTED INCOME PER COMMON SHARE:
   Income before extraordinary charge                                 $         0.56    $         0.39
   Extraordinary charge                                                                          (0.09)
                                                                          ----------        ----------
   Diluted net income per common share                                $         0.56    $         0.30
                                                                          ==========        ==========
BASIC INCOME PER COMMON SHARE:
   Income before extraordinary charge                                 $         0.59    $         0.40
   Extraordinary charge                                                                          (0.09)
                                                                          ----------        ----------
   Basic net income per common share                                  $         0.59    $         0.31
                                                                          ==========        ==========

Average outstanding common shares                                             94,199            90,283
Additional dilutive shares related to
   stock-based compensation                                                    4,034             2,783
                                                                          ----------        ----------
Average outstanding and potentially
   dilutive common shares                                                     98,233            93,066
                                                                          ==========        ==========

Dividends declared per common share                                   $         0.16    $         0.16
                                                                          ==========        ==========

Preferred stock dividends                                             $          564    $          563
                                                                          ==========        ==========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                      STATEMENT OF RETAINED INCOME


Six months ended June 30,                                                    1998              1997
(000 omitted)                                                             ----------        ----------
Balance, beginning of year                                            $      209,127    $      146,664
Net income                                                                    56,001            28,737
Dividends on common and preferred shares                                     (15,713)          (15,110)
Adjust distribution of consumer products
   business to Viad stockholders for post-
   closing settlements                                                                          (1,216)
Other                                                                            160               107
                                                                          ----------        ----------
Balance, end of period                                                $      249,575    $      159,182
                                                                          ==========        ==========

See Notes to Consolidated Financial Statements.

                                                   VIAD CORP
                                       STATEMENT OF COMPREHENSIVE INCOME

                                         Quarter ended June 30,            Six months ended June 30,
                                      -----------------------------      -----------------------------
                                         1998              1997             1998              1997
(000 omitted)                         -----------       -----------      -----------       -----------
Net income                         $       40,622    $       26,675   $       56,001    $       28,737
                                       ----------        ----------       ----------        ----------
Other comprehensive income
(loss), net of tax:
   Foreign currency transla-
     tion adjustments:
     Holding gains (losses)
      arising during the period            (2,632)              337           (2,027)             (416)
     Reclassification adjust-
      ment for sale of invest-
      ment in a foreign entity
      included in net income                   51                                 51
                                       ----------        ----------       ----------        ----------
                                           (2,581)              337           (1,976)             (416)
                                       ----------        ----------       ----------        ----------
   Unrealized gain (loss) on
     securities classified
     as available for sale:
     Holding gains arising
      during the period                     4,329             8,073            4,034             3,901
     Reclassification adjust-
      ment for realized gains
      included in net income               (2,388)             (772)          (3,654)           (1,117)
                                       ----------        ----------       ----------         ---------
                                            1,941             7,301              380             2,784
                                       ----------        ----------       ----------         ---------
Other comprehensive
   income (loss)                             (640)            7,638           (1,596)            2,368
                                       ----------        ----------       ----------         ---------
Comprehensive income               $       39,982    $       34,313   $       54,405    $       31,105
                                       ==========        ==========       ==========         =========

See Notes to Consolidated Financial Statements.

                                                VIAD CORP
                                  STATEMENT OF CONSOLIDATED CASH FLOWS


Six months ended June 30,                                                    1998              1997
(000 omitted)                                                             ----------        ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                            $       56,001    $       28,737
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                           40,881            39,017
      Deferred income taxes                                                   (8,136)           (4,598)
      Extraordinary charge for early retirement of debt                                          8,458
      Gains on sale of businesses and assets, net                            (26,822)           (1,884)
      Other noncash items, net                                                 4,895             7,326
      Change in operating assets and liabilities:
        Receivables and inventories                                           (9,953)          (71,310)
        Payment service assets and
          obligations, net                                                   385,301           150,918
        Accounts payable and accrued compensation                             15,416              (205)
        Other assets and liabilities, net                                    (14,007)           (5,874)
                                                                          ----------        ----------
Net cash provided by operating activities                                    443,576           150,585
                                                                          ----------        ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                         (41,964)          (39,347)
Purchase of asset previously leased                                                            (20,997)
Acquisitions of businesses, net of cash acquired                            (229,615)          (17,226)
Proceeds from sales of businesses and
   other assets, net                                                          95,539           161,003
Investments restricted for payment service obligations:
   Proceeds from sales and maturities of securities
      classified as available for sale                                       442,260           326,102
   Proceeds from maturities of securities
      classified as held to maturity                                          44,668            13,670
   Purchases of securities classified as
      available for sale                                                    (774,236)         (395,797)
   Purchases of securities classified as
      held to maturity                                                       (86,082)          (70,369)
Investments in and advances to discontinued
   operations, net                                                                             (21,319)
                                                                          ----------        ----------
Net cash used by investing activities                                       (549,430)          (64,280)
                                                                          ----------        ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                              (2,163)          (76,031)
Premium paid upon early retirement of debt                                                     (13,012)
Net change in short-term borrowings
   classified as long-term debt                                              153,878             4,000
Dividends on common and preferred stock                                      (15,713)          (15,110)
Proceeds from issuances of treasury stock                                      8,342            12,713
Cash payments on swap agreements                                             (17,908)             (214)
                                                                          ----------        ----------
Net cash provided (used) by financing activities                             126,436           (87,654)
                                                                          ----------        ----------
Net increase (decrease) in cash and
   cash equivalents                                                           20,582            (1,349)
Cash and cash equivalents, beginning of year                                  12,341             4,422
                                                                          ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $       32,923    $        3,073
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

Effective April 1, 1998, Viad sold its Aircraft Services
International Group ("ASIG"), which conducted fueling and ground handling operations. ASIG's operations were included in Viad's
Airline Catering and Services segment until the date of sale.

Effective June 1, 1998, Viad acquired MoneyGram Payment Systems,
Inc. ("MoneyGram"), a provider of consumer money wire transfer services. MoneyGram's operations are included in Viad's Payment
Services results from the date of acquisition.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of June 30, 1998, and its results of operations and its cash flows for the quarters and six months ended June 30, 1998 and 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 1998 presentation.

NOTE B--Fiduciary Assets Restricted for Payment Service
Obligations

A Viad payment services subsidiary generates funds from the issuance of money orders and other payment instruments, with the related liability classified as "Payment service obligations." The funds are invested in permissible securities, principally debt instruments. Such investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiary to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Accordingly, such fiduciary assets are not available to satisfy working capital or other financing requirements of Viad.

Following is a summary of amounts related to the payment service obligations as of June 30, 1998, including excess funds:

(000 omitted)
Fiduciary Assets:
   Funds, agents' receivables and current
      maturities of investments restricted
      for payment service obligations,
      including $90,000 invested in Viad
      commercial paper (1)                                                  $    711,978
   Investments restricted for payment
      service obligations (2)                                                  2,005,482
                                                                              ----------
                                                                               2,717,460

Payment service obligations                                                    2,645,762
                                                                              ----------
Asset carrying amounts in excess
   of 1:1 funding coverage of
   payment service obligations (2)                                          $     71,698
                                                                              ==========

(1) See Note E of Notes to Consolidated Financial Statements for description of Viad's revolving bank credit agreement, which supports its commercial paper obligations.
(2) See Note C of Notes to Consolidated Financial Statements for a summary of investments and their classification and carrying amounts in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As detailed therein, securities classified as "available for sale" are carried at fair value, and the fair value of securities classified as "held to maturity" exceeded carrying amounts by $12,551,000 at June 30, 1998.

NOTE C--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                         June 30,       December 31,
                                                           1998             1997
                                                        -----------      -----------
   (000 omitted)
   Securities available for sale, at
      fair value (amortized cost of
      $1,410,053 and $1,074,371)                     $    1,433,011   $    1,096,706
   Securities held to maturity, at
      amortized cost (fair value of
      $613,462 and $559,497)                                600,911          548,773
                                                        -----------       ----------
                                                          2,033,922        1,645,479
   Less current maturities                                  (28,440)         (30,015)
                                                        -----------       ----------
                                                     $    2,005,482   $    1,615,464
                                                        ===========       ==========

NOTE D--MoneyGram Acquisition

On May 26, 1998, Viad announced its successful cash tender offer for MoneyGram at $17.35 per share. Approximately 67 percent of MoneyGram shares outstanding were tendered, a sufficient number of shares to result in the acquisition of MoneyGram. The funding for the MoneyGram shares tendered was financed in early June 1998 with short-term borrowings. Payment for the remaining 33 percent of the outstanding MoneyGram shares was completed on July 10, 1998, with funds from additional short-term borrowings, following approval of an agreement and plan of merger by MoneyGram stockholders. Accordingly, at June 30, 1998, Viad classified its obligation to remaining MoneyGram stockholders in the Consolidated Balance Sheet under the caption, "Due to MoneyGram Stockholders."

MoneyGram's operations are included in Viad's Payment Services results beginning June 1, 1998. The acquisition was accounted for as a purchase. The purchase price, including acquisition costs, is being allocated to the net tangible and intangible assets acquired based on estimated fair values at the date of acquisition. Viad is still gathering certain information required to complete the allocation of the purchase price. Further adjustments may arise as a result of this analysis.

NOTE E--Debt

At June 30, 1998 and December 31, 1997, Viad classified as long-term debt $203,878,000 and $50,000,000, respectively, of short-term borrowings which, along with the $90,000,000 commercial paper issued to Viad's payment services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

Viad sold ASIG effective April 1, 1998. The sale proceeds were used to repay short-term borrowings. In late May 1998, Viad announced its successful cash tender offer for MoneyGram at $17.35 per share. The funding for the initial tender of approximately 67 percent of MoneyGram's shares was financed in early June 1998 with short-term borrowings supported by Viad's long-term revolving bank credit agreement.

In late March 1997, Viad repurchased $58,414,000 par value of its
10.5 percent subordinated debentures at a premium, resulting in an extraordinary after-tax charge of $8,458,000.

NOTE F--Nonrecurring Items

Effective April 1, 1998, Viad sold its Aircraft Services International Group ("ASIG"), which conducted fueling and ground handling operations. ASIG's operations were included in Viad's Airline Catering and Services segment until the date of sale. After repaying short-term borrowings with proceeds of the sale, Viad terminated certain related interest rate swap agreements. The gain on the sale of ASIG, after deducting costs of sale and related expense provisions, was $21,155,000 ($13,201,000 after-tax).

Following protracted efforts, including formal mediation, to settle patent infringement litigation initiated by Viad's Payment Services subsidiary, Travelers Express Company, Inc. ("TECI"), against Integrated Payment Systems ("IPS"), a subsidiary of First Data Corporation, TECI petitioned the Federal District Court in May 1998 to set aside a settlement term sheet entered into more than three years previously because of the parties' failure to agree on final settlement terms. At the same time, TECI tendered back to IPS amounts which IPS had paid to TECI pursuant to the term sheet. The Court granted TECI's motion and set a trial date for its patent infringement lawsuit against IPS. While TECI expects a favorable outcome, the timing and amount of recovery pursuant to litigation cannot be assured. Accordingly, TECI recorded a one-time provision in the second quarter of 1998 for the payments received from IPS (which had been reported as income in prior years), plus interest thereon and related expenses totaling $10,642,000 ($6,917,000 after-tax).

NOTE G--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:

                                                           1998             1997
(000 omitted)                                          ------------     ------------
Computed income taxes at statutory
   federal income tax rate of 35%                    $       28,471   $       18,392
Nondeductible goodwill amortization                           2,252            2,071
Minority interests                                              163              169
State income taxes                                            2,788            2,519
Tax-exempt income                                            (9,770)          (7,630)
Adjustment to estimated annual
   effective rate                                             1,500            1,175
Other, net                                                      (59)          (1,343)
                                                        -----------      -----------
Provision for income taxes                           $       25,345   $       15,353
                                                        ===========      ===========

NOTE H--Supplementary Information--Revenues and Operating Income

                               Quarter ended June 30,          Six months ended June 30,
                             ---------------------------     ----------------------------
                                1998            1997            1998             1997
(000 omitted)                -----------     -----------     -----------      -----------
Revenues:
   Airline Catering
     and Services          $     227,532   $     230,989   $     462,660    $     442,818
   Convention Services           228,585         222,340         438,172          431,667
   Travel and Leisure
     and Payment
     Services (1)                200,954         161,616         359,019          310,186
                             -----------     -----------     -----------      -----------
                           $     657,071   $     614,945   $   1,259,851    $   1,184,671
                             ===========     ===========     ===========      ===========

Operating Income:
   Airline Catering
     and Services (2)      $      19,502   $      21,299   $      33,434    $      34,446
   Convention
     Services (2)                 26,710          21,738          47,057           40,227
   Travel and Leisure
     and Payment
     Services (1)(2):
      Before nonrecur-
       ring item                  19,717          15,609          26,370           22,683
      Nonrecurring
       item (3)                  (10,642)                        (10,642)
                             -----------     -----------     -----------      -----------
                                   9,075          15,609          15,728           22,683
                             -----------     -----------     -----------      -----------
   Total principal
     business
     segments (2)(3)              55,287          58,646          96,219           97,356
   Corporate activities
     and nonoperating
     items, net (2)               (5,735)         (7,519)        (11,940)         (15,502)
   Sale of trade
     accounts receiv-
     able expense                 (1,119)         (1,132)         (2,215)          (2,220)
                             -----------     -----------     -----------      -----------
                           $      48,433   $      49,995   $      82,064    $      79,634
                             ===========     ===========     ===========      ===========

(1) A Viad payment services subsidiary is investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis, revenues and operating income would be higher by $9,616,000 and $7,477,000 for the 1998 and 1997 quarters, respectively, and by $17,847,000 and $13,937,000 for the 1998 and 1997 six month periods, respectively.
(2) In 1998, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses, which equaled about 75 percent of the reductions in expense for Corporate activities for the 1998 periods.
(3) A one-time provision totaling $10,642,000 was recorded in the second quarter of 1998 for payments previously received pursuant to patent litigation (which had been recorded as income in prior years), including interest thereon and related expenses. See Note F of Notes to Consolidated Financial Statements.

NOTE I--Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which becomes effective in the year 2000 but may be adopted earlier, requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 amends or supersedes several current accounting Statements. Viad is in the process of analyzing SFAS No. 133 and the impact on its consolidated financial position and results of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Effective April 1, 1998, Viad sold its Aircraft Services
International Group ("ASIG"), which conducted fueling and ground handling operations. ASIG's operations were included in Viad's
Airline Catering and Services segment until the date of sale.

Effective June 1, 1998, Viad acquired MoneyGram Payment Systems, Inc. ("MoneyGram"), a provider of consumer money wire transfer services, as the result of a successful cash tender offer. MoneyGram's operations are included in Viad's Payment Services results from the date of acquisition.

There were no other material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the first paragraph of the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1997.

In 1998, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses. The increased charges for Corporate expenses reduced 1998 operating income of Viad's segments, resulting in lower reported increases over 1997 segment operating income levels.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF SECOND QUARTER OF 1998 TO THE SECOND QUARTER OF 1997:

In the second quarter of 1998, revenues increased $42.1 million, or
6.9 percent, to $657.1 million from $615.0 million in 1997. The 1998 second quarter operating income of Viad's principal business segments (excluding a $10.6 million provision for payments previously received pursuant to patent litigation, as discussed in Note F of Notes to Consolidated Financial Statements) increased $7.3 million, or 12.4 percent, over that of 1997. A payment services subsidiary continues to invest increasing amounts of its growing money order and official check funds in tax-exempt securities. On a fully taxable equivalent basis, and excluding the provision noted above and the effects of aircraft fueling and ground handling operations sold as of April 1, 1998, revenues rose
12.4 percent and operating income of Viad's principal business segments was up 20.2 percent (22.4 percent before the increased corporate allocation).

Net income for the second quarter of 1998 was $40.6 million, or $0.41 per share. Excluding the gain on sale of ASIG of $13.2 million (net of income taxes of $8.0 million), or $0.13 per share, and excluding the provision for payments previously received pursuant to patent litigation of $6.9 million (net of tax benefit of $3.7 million), or $0.07 per share, income for the second quarter of 1998 was $34.3 million, or $0.35 per share. Net income for the 1997 quarter was $26.7 million, or $0.28 per share.

There were 5.3 million more average common and equivalent shares outstanding in the 1998 quarter than in the 1997 quarter, due primarily to the acquisition of Game Financial Corporation in December 1997 (for approximately 2.6 million shares of Viad stock), stock option exercises over the past year and the effects of a higher Viad stock price on the calculation of additional common shares arising from unexercised stock options.

AIRLINE CATERING AND SERVICES.
The second quarter 1998 revenues of the Airline Catering and Services group were $227.5 million, a decrease of 1.5 percent from the 1997 second quarter revenues of $231.0 million. Excluding the effects of the sold aircraft fueling and ground handling operations (effective as of April 1, 1998), second quarter revenues increased
12.9 percent. On this same basis, operating income increased $1.5 million, or 8.2 percent (9.9 percent before the increased corporate allocation), over that of the 1997 second quarter. These results were driven by airline traffic growth, new business added over the past year (including expansion of American Airlines business to six additional cities late in the second quarter of 1997) and the June 1998 acquisition of a catering kitchen in Las Vegas. Excluding the fueling and ground handling operations, operating margins decreased slightly to 8.6 percent (8.7 percent before the increased corporate allocation) from 1997's 8.9 percent, as start-up costs associated with new accounts and kitchens affected the quarter.

CONVENTION SERVICES.
Convention Services second quarter 1998 revenues increased $6.3 million, or 2.8 percent, to $228.6 million from $222.3 million in the 1997 second quarter. GES Exposition Services ("GES") continued to eliminate low-margin business during the 1998 quarter, resulting in a disproportionately low revenue increase. Operating income increased $5.0 million, or 22.9 percent (25.4 percent before the increased corporate allocation), and operating margins increased from 9.8 percent in the 1997 quarter to 11.7 percent (11.9 percent before the increased corporate allocation). Both GES and Exhibitgroup/Giltspur had solid gains in operating income due to improved cost controls and higher margin business in the 1998 quarter. Both companies also benefited from acquisitions made during the second quarter of 1998.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $201.0 million for the second quarter of 1998, up $39.3 million, or 24.3 percent, from 1997 second quarter revenues. Excluding the provision for payments previously received pursuant to patent litigation, which had been recorded as income in prior years, plus interest thereon and related expenses (see Note F of Notes to Consolidated Financial Statements), operating income increased 26.3 percent to $19.7 million. On the fully taxable equivalent basis, second quarter revenues and operating income would have been higher by $9.6 million and $7.5 million in 1998 and 1997, respectively, resulting in a 24.5 percent revenue increase and a 27.1 percent (29.2 percent before the increased corporate allocation) operating income increase. The second quarter of 1998 included results from Game Financial Corporation ("Game," acquired in December 1997) and MoneyGram (acquired as of June 1, 1998). The second quarter of 1998 also included full operation of Restaura's concession operations at Bank One Ballpark, home of the new Arizona Diamondbacks major league baseball franchise. Operating margins on the fully taxable equivalent basis would be 13.9 percent (14.2 percent before the increased corporate allocation) in the second quarter of 1998, up from 13.7 percent in the 1997 second quarter.

On the fully taxable equivalent basis and excluding the provision for patent infringement payments received, payment services revenues and operating income increased $39.0 million and $2.2 million, respectively, over those of the 1997 second quarter, as continuing strong growth in official check business was supplemented by results from the Game and MoneyGram acquisitions.

Duty Free and shipboard concession revenues and operating income increased $2.3 million and $400,000, respectively, over those of the 1997 second quarter, due primarily to increased sales at Miami International Airport.

Travel tour service revenues decreased $1.7 million from those of the 1997 second quarter, due primarily to the decline in Japanese and other Asian tourism into Canada. Operating income increased $300,000, as reductions in operating costs more than offset the effects of the revenue decline.

Restaura foodservice revenues and operating income increased $8.2 million and $2.5 million, respectively, over those of the 1997 second quarter, as the second quarter of 1998 included full operation of concessions at Bank One Ballpark and also benefited from reduced operating costs.

CORPORATE ACTIVITIES AND NONOPERATING ITEMS, NET.
Corporate activities and nonoperating items, net, decreased $1.8 million in the second quarter of 1998 compared to the second quarter of 1997. As discussed above, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses in 1998. Approximately 75 percent of the second quarter decline in corporate expenses is due to the increased allocation to Viad's segments.

SALE OF TRADE ACCOUNTS RECEIVABLE EXPENSE.
Sale of trade accounts receivable expense in the second quarter of 1998 was essentially even with that of the 1997 second quarter, as the level of trade receivables sold was unchanged from the prior year.

INTEREST EXPENSE.
Interest expense decreased $2.1 million in the 1998 second quarter, primarily as a result of proceeds from the previously described sale of ASIG as of April 1, 1998, as well as debt repayment with proceeds of other sales of noncore assets and businesses in 1997, which more than offset the impact of new borrowings incurred in early June 1998 for the MoneyGram acquisition.

INCOME TAXES.
The effective tax rate in the 1998 second quarter was 31.3 percent. Excluding the effects of the $21.2 million gain on the sale of ASIG and the $10.6 million provision for payments previously received pursuant to patent litigation on the income tax provision, the effective tax rate for the second quarter of 1998 was 29.4 percent compared to 28.9 percent for the second quarter of 1997.

COMPARISON OF FIRST SIX MONTHS OF 1998 TO THE
  FIRST SIX MONTHS OF 1997:

Revenues for the first six months of 1998 increased $75.2 million, or 6.3 percent, to $1.26 billion from $1.18 billion in the same period of 1997. Operating income of Viad's principal business segments (excluding the previously mentioned $10.6 million provision for payments previously received pursuant to patent litigation) increased $9.5 million, or 9.8 percent, over that of 1997. On the fully taxable equivalent basis, and excluding the provision noted above and the effects of aircraft fueling and ground handling operations sold as of April 1, 1998, revenues rose
9.5 percent and operating income was up 16.0 percent (18.5 percent before the increased corporate allocation).

Net income for the first six months of 1998 was $56.0 million, or $0.56 per share. Excluding the gain on sale of ASIG of $13.2 million (net of income taxes of $8.0 million), or $0.13 per share, and excluding the provision for payments previously received pursuant to patent litigation of $6.9 million (net of tax benefit of $3.7 million), or $0.07 per share, income for the first six months of 1998 was $49.7 million, or $0.50 per share. Net income for the first six months of 1997 was $28.7 million, or $0.30 per share. Excluding an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share, for the early retirement of debt, income for the first six months of 1997 was $37.2 million, or $0.39 per share.

There were 5.2 million more average common and equivalent shares outstanding in the 1998 six month period than in the same period of 1997 for the reasons previously discussed.

AIRLINE CATERING AND SERVICES.
Six month revenues of the Airline Catering and Services group were $462.7 million in 1998, a 4.5 percent increase from the 1997 first half revenues of $442.8 million. Excluding the effects of the sold aircraft fueling and ground handling operations (effective as of April 1, 1998), first half revenues increased 12.9 percent. On this same basis, operating income increased $2.4 million, or 8.4 percent (10.5 percent before the increased corporate allocation), over that of the 1997 first half. These results were accomplished primarily as a result of new business added over the past year, including the acquisition of a flight kitchen in Miami in early 1997, expansion of American Airlines business to six new cities late in the second quarter of 1997, and the acquisition of a catering kitchen in Las Vegas in June 1998, as well as airline traffic growth. Excluding the fueling and ground handling operations, operating margins decreased slightly to 7.1 percent (7.2 percent before the increased corporate allocation)from 1997's
7.4 percent, due largely to start-up costs associated with new business and kitchens.

CONVENTION SERVICES.
Convention Services' first half 1998 revenues of $438.2 million were $6.5 million, or 1.5 percent, greater than the 1997 six month period. GES has concentrated on eliminating low-margin business during 1998, resulting in a disproportionately low revenue increase. Operating income for the segment increased $6.8 million, or 17.0 percent (19.7 percent before the increased corporate allocation), and operating margins increased to 10.7 percent (11.0 percent before the increased corporate allocation) from 9.3 percent in 1997. These increases were due to improved cost controls and higher margin business in 1998. Both GES and Exhibitgroup/Giltspur also benefited from acquisitions made during the second quarter of 1998.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
For the first six months of 1998, revenues of the Travel and Leisure and Payment Services companies were $359.0 million, up $48.8 million, or 15.7 percent, from those of the 1997 first half. Excluding the provision for payments previously received pursuant to patent litigation, which had been recorded as income in prior years, plus interest thereon and related expenses (see Note F of Notes to Consolidated Financial Statements), operating income increased 16.3 percent to $26.4 million. On the fully taxable equivalent basis, six month revenues and operating income would have been higher by $17.8 million and $13.9 million in 1998 and 1997, respectively, resulting in a 16.3 percent revenue increase and a 20.7 percent (23.5 percent before the increased corporate allocation) operating income increase. The 1998 first half included results from Game (acquired in December 1997) and MoneyGram (acquired as of June 1, 1998). Operating margins on the fully taxable equivalent basis would be 11.7 percent (12.0 percent before the increased corporate allocation) in the 1998 first half, up from 11.3 percent in the comparable period of 1997.

On the fully taxable equivalent basis and excluding the provision for patent infringement payments received, payment services revenues and operating income increased $63.2 million and $4.9 million, respectively, over those of 1997's first six months, due primarily to increased investment income arising from larger investment balances, business generated from the Game and MoneyGram acquisitions, and continuing strong growth in official check business.

Duty Free airport and shipboard concession revenues and operating income increased $1.8 million and $600,000, respectively, over those of the first half of 1997. Increased sales at Miami International Airport and improved cost controls were partially offset by reduced revenues arising from fewer shipboard passenger days during the first quarter of 1998.

Travel tour service revenues decreased $2.0 million from those of the first six months of 1997, primarily as a result of weaker off-season package tour traffic in the first quarter of 1998 and a decline in Japanese and other Asian tourism into Canada. Operating income improved $300,000, as operating cost reductions more than offset the effects of the revenue decline.

Restaura foodservice revenues and operating income for the first half of 1998 increased $7.2 million and $1.8 million, respectively, from those of the same period in 1997, primarily due to the operation of concessions at Bank One Ballpark, which began late in the first quarter of 1998, as well as reduced operating costs.

CORPORATE ACTIVITIES AND NONOPERATING ITEMS, NET.
Corporate activities and nonoperating items, net, decreased $3.6 million in the first six months of 1998 compared to the same period in 1997. As discussed previously, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses in 1998. Approximately 75 percent of the 1998 decline in corporate expenses is due to the increased allocation to Viad's segments.

SALE OF TRADE ACCOUNTS RECEIVABLE EXPENSE.
Expenses from the sale of trade accounts receivable in the first half of 1998 was essentially even with those of the 1997 first half, as the level of trade receivables sold was unchanged from the prior year.

INTEREST EXPENSE.
Interest expense for the first six months of 1998 decreased $5.2 million from that of the first half of 1997, primarily as a result of proceeds from the previously described sale of ASIG as of April 1, 1998, as well as debt repayment with proceeds of other sales of noncore assets and businesses in 1997 and the repurchase of $58.4 million par value of Viad's 10.5 percent subordinated debentures in March 1997, which more than offset the impact of new borrowings incurred in early June 1998 for the MoneyGram acquisition.

INCOME TAXES.
The effective tax rate for the first half of 1998 was 31.2 percent. Excluding the effects of the $21.2 million gain on the sale of ASIG and the $10.6 million provision for payments previously received pursuant to patent litigation on the income tax provision, the effective tax rate for the first six months of 1998 was 29.8 percent compared to 29.2 percent for the 1997 period. The effective tax rate for 1998 is expected to be slightly higher than the 1997 rate as the increase in tax-exempt income by Viad's payment services subsidiary is slowing relative to overall income growth, and nondeductible goodwill amortization is increasing.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at June 30, 1998 was $566.5 million compared with $410.1 million at December 31, 1997. The debt-to-capital ratio at June 30, 1998 was 0.49 to 1 compared to 0.43 to 1 at December 31, 1997. As mentioned above, Viad sold ASIG in April 1998. The sale proceeds were used to repay short-term borrowings. In late May 1998, Viad announced its successful cash tender offer for MoneyGram at $17.35 per share. The funding for approximately 67 percent of MoneyGram shares tendered was financed in early June 1998 with short-term borrowings supported by Viad's long-term revolving bank credit agreement. Following approval of the agreement and plan of merger by the MoneyGram stockholders, payment for the remaining 33 percent of MoneyGram shares totaling $93.9 million was made in July 1998 with funds from additional short-term borrowings. If these additional borrowings had been made as of June 30, 1998 and approximately $30 million from available internal cash sources had been used to reduce short-term borrowings, the pro forma debt-to-capital ratio at June 30, 1998 would have been 0.52 to 1.

In June 1998, Viad's payment services subsidiary amended its agreement to sell undivided percentage ownership interests in certain receivables. The maximum amount to be sold under the agreement was increased from $250,000,000 to $400,000,000, and the expiration date was extended to June 30, 2003. The items included in the program were expanded to include receivables from bill payment agents as well as receivables from money order agents.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and
Financial Condition as presented in Viad Corp's Annual Report to
Stockholders for the year ended December 31, 1997.

READINESS FOR THE YEAR 2000:

Viad has taken actions to understand the nature and extent of the work required and has commenced initiatives to make its systems, products and infrastructure "Year 2000" compliant on a timely basis, including replacing and/or updating certain systems. Viad is also communicating with key vendors, service providers, customers and other third parties with whom Viad conducts business to determine the nature of any impact of Year 2000 issues on Viad. Viad continues to evaluate the additional efforts and estimated costs associated with these changes. As a part of its Year 2000 initiative, Viad is developing contingency plans to mitigate the effects of problems which may be experienced by Viad or key vendors or service providers in the timely implementation of Year 2000 programs. While additional costs are involved, Viad believes, based on available information to date, that it will be able to manage its total Year 2000 transition by mid-1999, without any material adverse effect on its business operations, products, financial position or results of operations. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given for successful implementation, and if such changes are not completed timely, the Year 2000 issue could have a material impact on Viad's operations.

FORWARD-LOOKING STATEMENTS:

Statements made in this Quarterly Report on Form 10-Q, including those relating to expectations of or current trends in growth in air traffic, consumer demand, new business, improved cost controls and Year 2000 compliance issues, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, the rate of expansion of flights to new locations, consumer demand patterns, purchasing decisions related to customer demand for trade show services, additional competition from existing and new competitors, and consolidation and growth patterns within the industries in which Viad competes, may individually or in combination impact future results. In addition to the factors mentioned elsewhere, the economic, competitive, governmental, technological and other factors could affect the forward-looking statements contained in this filing.

PART II.       OTHER INFORMATION

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of the annual meeting of stockholders of Viad Corp held on May 12, 1998, were presented in the Form 10-Q for the quarterly period ended March 31, 1998. No other matters were submitted to a vote of security holders during the second quarter of 1998.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibit No. 10A - Copy of Viad Corp Omnibus
               Incentive Plan, as amended through May 12, 1998

               Exhibit No. 10B - Copy of Viad Corp Performance
               Unit Incentive Plan (pursuant to 1992 Stock
               Incentive Plan), as amended through May 12, 1998

               Exhibit No. 10C - Copy of Viad Corp Performance
               Unit Incentive Plan (pursuant to 1997 Omnibus
               Incentive Plan), as amended through May 12, 1998

               Exhibit No. 10D - Copy of Viad Corp Performance
               Based Stock Plan, as amended and restated effective May 1998

               Exhibit No. 27 - Financial Data Schedule

       (b) The following reports on Form 8-K were filed by the registrant during the quarter for which this report is filed:

               A report on Form 8-K dated April 10, 1998, reported under Items 5 and 7 Viad's press release announcement that Viad had commenced a cash tender offer, through the filing of Schedule 14D-1 with the Securities and Exchange Commission, for all outstanding shares of MoneyGram Payment Systems, Inc., at a purchase price of $17 per share and, in a separate announcement, that Viad had sold Aircraft Services International Group.

               A report on Form 8-K dated May 11, 1998, reported under Items 5 and 7 Viad's press release announcement that Viad had increased the MoneyGram cash tender offer to $17.35 per share and had extended the scheduled expiration date to May 22, 1998.

               A report on Form 8-K dated May 22, 1998, reported under Items 5 and 7 Viad's press release announcement that Viad's tender offer for MoneyGram at $17.35 per share was successful.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VIAD CORP
                                                (Registrant)

August 12, 1998                                 By /s/ Richard C. Stephan
                                                -------------------------
                                                Richard C. Stephan
                                                Vice President-Controller
                                                (Chief Accounting Officer
                                                and Authorized Officer)