Form 10-Q
period 1998-09-30
VIAD CORP
filed 1998-11-10
CIK 884219

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                               FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1998
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

                  Yes       x                        No
                       ---------                          --------


As of October 31, 1998, 99,412,058 shares of Common Stock ($1.50 par value) were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 VIAD CORP
                        CONSOLIDATED BALANCE SHEET

                                                   September 30,   December 31,
(000 omitted, except share data)                          1998          1997
                                                     -----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents                          $    16,432   $     12,341
  Receivables, less allowance of
     $5,024 and $4,805                                   112,435        131,620
  Inventories                                             74,066        105,331
  Deferred income taxes                                   35,672         29,444
  Other current assets                                    37,219         29,207
                                                     -----------    -----------
                                                         275,824        307,943
  Funds, agents' receivables and current
     maturities of investments restricted
     for a subsidiary's payment service
     obligations, after eliminating $90,000
     of such funds invested in Viad
     commercial paper                                    116,882        617,887
                                                     -----------    -----------
  Total current assets                                   392,706        925,830
Investments restricted for a subsidiary's
  payment service obligations                          2,221,825      1,615,464
Property and equipment                                   454,712        470,052
Other investments and assets                             112,472        113,274
Deferred income taxes                                     72,841         74,659
Intangibles                                              847,168        531,034
                                                     -----------    -----------
                                                     $ 4,101,724   $  3,730,313
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   128,492   $    145,641
  Accrued compensation                                    92,574         75,589
  Other current liabilities                              162,912        134,477
  Current portion of long-term debt                       34,752         32,291
                                                     -----------    -----------
                                                         418,730        387,998
  Payment service obligations                          2,345,387      2,248,004
                                                     -----------    -----------
  Total current liabilities                            2,764,117      2,636,002
Long-term debt                                           475,053        377,849
Pension and other benefits                                67,647         62,988
Other deferred items and
  insurance reserves                                     156,991        109,323
Minority interests                                         2,547          8,378
$4.75 Redeemable preferred stock                           6,622          6,612
Common stock and other equity:
  Common stock, $1.50 par value,
     200,000,000 shares authorized,
     99,739,925 shares issued                            149,610        149,610
  Additional capital                                     314,209        291,414
  Retained income                                        298,786        209,127
  Unearned employee benefits and other                  (146,618)      (121,968)
  Unrealized gain on securities
     classified as available for sale,
     net of tax                                           27,490         13,625
  Cumulative translation adjustments                      (6,215)        (3,022)
  Common stock in treasury, at cost,
     371,170 and 516,926 shares                           (8,515)        (9,625)
                                                      ----------     ----------
  Total common stock and other equity                    628,747        529,161
                                                     -----------    -----------
                                                     $ 4,101,724   $  3,730,313
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                                        VIAD CORP
                             STATEMENT OF CONSOLIDATED INCOME


                                           Quarter ended          Nine months ended
                                           September 30,             September 30,
(000 omitted,                        -----------------------   ------------------------
(except per share data)                    1998         1997         1998          1997
                                     ----------   ----------   ----------    ----------
REVENUES                             $  672,393   $  622,226   $1,932,244   $ 1,806,897
                                     ----------   ----------   ----------    ----------
Costs and expenses:
  Costs of sales and services           596,687      553,971    1,749,677     1,641,286
  Corporate activities and
     nonoperating items, net              5,422        6,910       17,362        22,412
  Sale of trade accounts
     receivable expense                   1,123        1,110        3,338         3,330
  Interest expense                       10,261       11,471       31,668        38,073
  Nonrecurring items:
     Provision for payments
      previously received
      pursuant to patent litigation                                10,642
     Gains on sales of businesses       (26,684)                  (47,839)
  Minority interests                      1,105          555        1,571         1,039
                                     ----------   ----------   ----------    ----------
                                        587,914      574,017    1,766,419     1,706,140
                                     ----------   ----------   ----------    ----------
Income before income taxes               84,479       48,209      165,825       100,757
Income taxes                             27,446       14,359       52,791        29,712
                                     ----------   ----------   ----------    ----------
INCOME BEFORE EXTRAORDINARY CHARGE       57,033       33,850      113,034        71,045
Extraordinary charge for
  early retirement of debt,
  net of tax benefit of $4,554                                                   (8,458)
                                     ----------   ----------   ----------    ----------
NET INCOME                           $   57,033   $   33,850   $  113,034   $    62,587
                                     ==========   ==========   ==========    ==========

DILUTED NET INCOME PER COMMON SHARE:
  Income before extraordinary
     charge                          $     0.58   $     0.36   $     1.14   $      0.75
  Extraordinary charge                                                            (0.09)
                                     ----------   ----------   ----------    ----------
  Diluted net income per
     common share                    $     0.58   $     0.36   $     1.14   $      0.66
                                     ==========   ==========   ==========    ==========

BASIC NET INCOME PER COMMON SHARE:
  Income before extraordinary
     charge                          $     0.60   $     0.37   $     1.19   $      0.77
  Extraordinary charge                                                            (0.09)
                                     ----------   ----------   ----------    ----------
Basic net income per
     common share                    $     0.60   $     0.37   $     1.19   $      0.68
                                     ==========   ==========   ==========    ==========

Average outstanding common shares        94,595       91,077       94,331        90,547
Additional dilutive shares related
  to stock-based compensation             4,000        3,162        4,023         2,910
                                     ----------   ----------   ----------    ----------
Average outstanding and potentially
  dilutive common shares                 98,595       94,239       98,354        93,457
                                     ==========   ==========   ==========    ==========

Dividends declared per
  common share                       $     0.08   $     0.08   $     0.24   $      0.24
                                     ==========   ==========   ==========    ==========

Preferred stock dividends            $      282   $      282   $      846   $       845
                                     ==========   ==========   ==========    ==========

See Notes to Consolidated Financial Statements.

                                        VIAD CORP
                              STATEMENT OF RETAINED INCOME

Nine months ended September 30,
(000 omitted)                                               1998           1997
                                                     -----------    -----------
Balance, beginning of year                          $    209,127   $    146,664
Net income                                               113,034         62,587
Dividends on common and
  preferred shares                                       (23,606)       (22,715)
Adjust distribution of consumer
  products business to Viad
  stockholders for post-closing
  settlements                                                            (1,216)
Other                                                        231            186
                                                     -----------    -----------
Balance, end of period                              $    298,786   $    185,506
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.


                                        VIAD CORP
                           STATEMENT OF COMPREHENSIVE INCOME

                                           Quarter ended         Nine months ended
                                           September 30,            September 30,
                                     -----------------------   -----------------------
(000 omitted)                              1998         1997         1998         1997
                                     ----------   ----------   ----------   ----------
Net income                           $   57,033   $   33,850   $  113,034   $   62,587

Other comprehensive income
(loss), net of tax:
  Unrealized gain (loss) on
  securities classified as
  available for sale:
    Holding gains arising
      during the period                  15,912        8,469       19,946       12,370
    Reclassification adjustment
      for realized gains included
      in net income                      (2,427)      (2,084)      (6,081)      (3,201)
                                     ----------   ----------   ----------   ----------
                                         13,485        6,385       13,865        9,169
                                     ----------   ----------   ----------   ----------
  Foreign currency translation
  adjustments:
    Holding losses arising
      during the period                  (1,217)        (902)      (3,244)      (1,318)
    Reclassification adjustment
      for sale of investment in
      a foreign entity included
      in net income                                                    51
                                     ----------   ----------   ----------   ----------
                                         (1,217)        (902)      (3,193)      (1,318)
                                     ----------   ----------   ----------   ----------
Other comprehensive income               12,268        5,483       10,672        7,851
                                     ----------   ----------   ----------   ----------

Comprehensive income                 $   69,301   $   39,333   $  123,706   $   70,438
                                     ==========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                                       VIAD CORP
                          STATEMENT OF CONSOLIDATED CASH FLOWS

Nine months ended September 30,
(000 omitted)                                               1998           1997
                                                     -----------    -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                           $   113,034   $     62,587
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                          64,331         58,995
   Deferred income taxes                                 (10,683)         2,879
   Extraordinary charge for early
      retirement of debt                                                  8,458
   Gains on sales of businesses and
      assets, net                                        (62,494)       (12,812)
   Other noncash items, net                               10,461          9,596
   Change in operating assets and liabilities:
      Receivables and inventories                         (5,754)       (54,958)
      Payment service assets and
         obligations, net                                572,776        334,608
      Accounts payable and
         accrued compensation                             17,684         (3,612)
      Other assets and liabilities, net                    8,267        (24,552)
                                                     -----------    -----------
Net cash provided by operating activities                707,622        381,189
                                                     -----------    -----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                     (57,466)       (71,178)
Purchase of asset previously leased                                     (20,997)
Acquisitions of businesses, net of
   cash acquired                                        (335,870)       (18,676)
Proceeds from sales of businesses and
   other assets, net                                     185,265        177,716
Investments restricted for payment
   service obligations:
   Proceeds from sales and maturities of
      securities classified as available
      for sale                                           698,273        535,441
   Proceeds from maturities of securities
      classified as held to maturity                      85,576         25,061
   Purchases of securities classified
      as available for sale                           (1,233,696)      (765,767)
   Purchases of securities classified
      as held to maturity                                (96,309)       (97,525)
Investments in and advances to
   discontinued operations, net                                         (21,319)
                                                     -----------    -----------
Net cash used by investing activities                   (754,227)      (257,244)
                                                     -----------    -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                          (2,408)       (75,780)
Premium paid upon early retirement of debt                              (13,012)
Net change in short-term borrowings
   classified as long-term debt                           98,000        (21,003)
Dividends on common and preferred stock                  (23,606)       (22,715)
Proceeds from issuances of treasury stock,
   net of exchanges                                       14,403         16,373
Common stock purchased for treasury                      (17,274)
Cash payments on swap agreements                         (18,419)        (2,273)
                                                     -----------    -----------
Net cash provided (used) by
   financing activities                                   50,696       (118,410)
                                                     -----------    -----------
Net increase in cash and
   cash equivalents                                        4,091          5,535
Cash and cash equivalents, beginning of year              12,341          4,422
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $    16,432   $      9,957
                                                     ===========    ===========

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

Effective April 1, 1998, Viad sold its Aircraft Services International Group ("ASIG"), which conducted fueling and ground-handling operations. ASIG's operations were included in Viad's Airline
Catering and Services segment until the date of sale.

Effective June 1, 1998, Viad acquired MoneyGram Payment Systems, Inc. ("MoneyGram"), a provider of consumer money wire transfer services. MoneyGram's operations are included in Viad's Travel and Leisure and Payment Services segment results from the date of acquisition.

Effective September 15, 1998, Viad sold its duty-free and shipboard concessions business, Greyhound Leisure Services, Inc. ("GLSI").
GLSI's operations were included in Viad's Travel and Leisure and Payment Services segment until the date of sale.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of September 30, 1998, and its results of operations and its cash flows for the quarters and nine months ended September 30, 1998 and 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 1998 presentation.

NOTE B--Fiduciary Assets Restricted for Payment Service Obligations

A Viad payment services subsidiary generates funds from the issuance of money orders and other payment instruments, with the related liability classified as "Payment service obligations." The funds are invested primarily in permissible securities, principally debt instruments. Such investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiary to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Accordingly, such fiduciary assets are not available to satisfy working capital or other financing requirements of Viad.

Following is a summary of amounts related to the payment service obligations, including excess funds:

                                                  September 30,    December 31,
(000 omitted)                                           1998           1997
                                                    -----------     -----------
Fiduciary Assets:
  Funds, agents' receivables and current
     maturities of investments restricted
     for payment service obligations,
     including $90,000 invested in Viad
     commercial paper (1)                        $   206,882       $    707,887
  Investments restricted for payment
     service obligations (2)                       2,221,825          1,615,464
                                                 -----------        -----------
                                                   2,428,707          2,323,351
Payment service obligations                        2,345,387          2,248,004
                                                 -----------        -----------
Asset carrying amounts in excess
  of 1:1 funding coverage of payment
  service obligations (2)                        $    83,320       $     75,347
                                                 ===========        ===========

(1) See Note E of Notes to Consolidated Financial Statements for description of
Viad's revolving bank credit agreement, which supports its commercial paper obligations.
(2) See Note C of Notes to Consolidated Financial Statements for a summary of investments and their classification and carrying amounts in accordance with SFAS
No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  As
detailed therein, securities classified as "available for sale" are carried at fair value, and the fair value of securities classified as "held to maturity" exceeded their carrying amounts by $21,501,000 and $10,724,000 at September 30, 1998, and
December 31, 1997, respectively.  Accordingly, the aggregate fair value of investments restricted for payment service obligations (less current maturities) was
$2,243,326,000 and $1,626,188,000 at September 30, 1998, and December 31, 1997,
respectively; the aggregate fair value of fiduciary assets was $2,450,208,000 and
$2,334,075,000 at September 30, 1998, and December 31, 1997, respectively; and the aggregate fair value of fiduciary assets in excess of 1:1 funding coverage of payment service obligations was $104,821,000 and $86,071,000 at September 30, 1998,
and December 31, 1997, respectively.

NOTE C--Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

                                                  September 30,    December 31,
(000 omitted)                                           1998           1997
                                                    -----------     -----------
Securities available for sale, at
  fair value (amortized cost of
  $1,617,779 and $1,074,371)                      $   1,662,845   $   1,096,706
Securities held to maturity, at
  amortized cost (fair value of
  $598,038 and $559,497)                                576,537         548,773
                                                    -----------     -----------
                                                      2,239,382       1,645,479
Less current maturities                                 (17,557)        (30,015)
                                                    -----------     -----------
                                                  $   2,221,825   $   1,615,464
                                                    ===========     ===========

NOTE D--MoneyGram Acquisition

On May 26, 1998, Viad announced that its cash tender offer for MoneyGram at $17.35 per share had attracted a sufficient number of shares to result in the acquisition of MoneyGram. Approximately 67 percent of the 16,513,800 MoneyGram shares outstanding were tendered. The funding for the MoneyGram shares tendered was financed in early June 1998 with short-term borrowings. Payment for the remaining 33 percent of the outstanding MoneyGram shares was completed on July 10, 1998, with funds from additional short-term borrowings, following approval of an agreement and plan of merger by MoneyGram stockholders.

MoneyGram's operations are included in Viad's Travel and Leisure and Payment Services segment results beginning June 1, 1998. The acquisition was accounted for as a purchase. The purchase price, including acquisition costs, is being allocated to the net tangible and intangible assets acquired based on estimated fair values at the date of acquisition, as follows:


(000 omitted)
Assets acquired:
   Property and equipment                                 $      7,206
   Intangibles, primarily goodwill                             297,499
   Other assets                                                 17,107
Liabilities assumed                                            (39,352)
                                                            ----------
Net cash paid                                             $    282,460
                                                            ==========

Viad is still gathering certain information required to complete the allocation of the purchase price. Further adjustments may arise as a result of this analysis.

NOTE E--Debt

At September 30, 1998 and December 31, 1997, Viad classified as long-term debt $148,000,000 and $50,000,000, respectively, of short-term borrowings which, along with the $90,000,000 of commercial paper issued to Viad's payment services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

As discussed further in Note F of Notes to Consolidated Financial Statements, Viad sold ASIG and GLSI effective April 1, 1998, and September 15, 1998, respectively. The sale proceeds were used to repay short-term borrowings. As discussed in Note D of Notes to Consolidated Financial Statements, Viad completed its cash tender offer for MoneyGram at $17.35 per share in early June. The funding for the acquisition of MoneyGram's shares was financed with short-term borrowings supported by Viad's long-term revolving bank credit agreement.

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

Effective April 1, 1998, Viad sold ASIG. ASIG's operations were included in Viad's Airline Catering and Services segment until the date of sale. After repaying short-term borrowings with proceeds of the sale, Viad terminated certain related interest rate swap agreements. The gain on the sale of ASIG, after deducting costs of sale and related expense provisions, was $21,155,000 ($13,201,000 after-tax).

Effective September 15, 1998, Viad sold GLSI. GLSI's operations were included in Viad's Travel and Leisure and Payment Services segment until the date of sale. The gain on sale, after deducting costs of sale and related expense provisions was $26,684,000 ($15,650,000 after-tax).

NOTE G--Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September 30, is as follows:


(000 omitted)                                              1998            1997
                                                    -----------     -----------
Computed income taxes at statutory
  federal income tax rate of 35%                  $      58,039   $      35,265
Nondeductible goodwill amortization                       2,816           2,637
Minority interests                                          550             364
State income taxes                                        4,812           3,501
Tax-exempt income                                       (15,496)        (11,518)
Adjustment to estimated annual
  effective rate                                            650             500
Other, net                                                1,420          (1,037)
                                                    -----------     -----------
Provision for income taxes                        $      52,791   $      29,712
                                                    ===========     ===========


NOTE H--Supplementary Information--Revenues and Operating Income

                                     Quarter ended                Nine months ended
                                     September 30,                  September 30,
                              --------------------------      -----------------------
(000 omitted)                       1998            1997            1998         1997
                              ----------      ----------      ----------   ----------
Revenues:
  Airline Catering and
   Services:
      Catering              $    237,083    $    213,625    $    669,149   $  596,488
      Fueling and ground-
        handling (sold as
        of 4/1/98)                                30,912          30,594       90,867
                              ----------      ----------      ----------   ----------
                                 237,083         244,537         699,743      687,355
  Convention Services            187,276         181,310         625,448      612,977
  Travel and Leisure and
   Payment Services (1)          206,754         148,148         471,194      365,540
      Duty-free and ship-
        board concessions
        (sold as of 9/15/98)      41,280          48,231         135,859      141,025
                              ----------      ----------      ----------   ----------
                                 248,034         196,379         607,053      506,565
                              ----------      ----------      ----------   ----------
                            $    672,393    $    622,226    $  1,932,244   $1,806,897
                              ==========      ==========      ==========   ==========
Operating Income:
  Airline Catering and
   Services (2):
      Catering              $     23,006    $     21,708    $     53,717   $   50,044
      Fueling and ground-
        handling (sold as
        of 4/1/98)                                 2,634           2,723        8,744
                              ----------      ----------      ----------   ----------
                                  23,006          24,342          56,440       58,788
  Convention Services (2)         16,435          14,046          63,492       54,273
  Travel and Leisure and
   Payment Services (1)(2):
     Before nonrecurring
      item and duty-free and
      shipboard concessions       34,106          27,084          54,780       44,773
     Nonrecurring item (3)                                       (10,642)
     Duty-free and shipboard
      concessions (sold as
      of 9/15/98)                  2,159           2,783           7,855        7,777
                              ----------      ----------      ----------   ----------
                                  36,265          29,867          51,993       52,550
                              ----------      ----------      ----------   ----------

   Total principal business
    segments (2)(3)               75,706          68,255         171,925      165,611
  Corporate activities and
    nonoperating items,
    net (2)                       (5,422)         (6,910)        (17,362)     (22,412)
  Sale of trade accounts
   receivable expense             (1,123)         (1,110)         (3,338)      (3,330)
                              ----------      ----------      ----------   ----------
                            $     69,161    $     60,235    $    151,225   $  139,869
                              ==========      ==========      ==========   ==========


(1)  A Viad payment services subsidiary is investing increasing amounts in tax-exempt securities.  On a fully taxable equivalent basis, revenues and operating income would be higher by $10,459,000 and $7,103,000 for the 1998 and 1997 quarters, respectively, and by
$28,306,000 and $21,040,000 for the 1998 and 1997 nine month periods, respectively.
(2)  In 1998, Viad began charging its operating subsidiaries an increased allocation of
Corporate expenses, which is offset by reductions in expense for Corporate activities for the 1998 periods.
(3)  A one-time provision totaling $10,642,000 was recorded by a Viad payment services subsidiary in the second quarter of 1998 for payments previously received pursuant to patent litigation (which had been recorded as income in prior years), including interest thereon and related expenses.  See Note F of Notes to Consolidated Financial Statements.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Effective April 1, 1998, Viad sold its Aircraft Services International Group ("ASIG"), which conducted fueling and ground-handling operations. ASIG's operations were included in Viad's Airline
Catering and Services segment until the date of sale.

Effective June 1, 1998, Viad acquired MoneyGram Payment Systems, Inc. ("MoneyGram"), a provider of consumer money wire transfer services, as the result of a cash tender offer. MoneyGram's operations are included in Viad's Travel and Leisure and Payment Services segment results from the date of acquisition.

Effective September 15, 1998, Viad sold its duty-free and shipboard concessions business, Greyhound Leisure Services, Inc. ("GLSI").
GLSI's operations were included in Viad's Travel and Leisure and Payment Services segment until the date of sale.

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

COMPARISON OF THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1997:

In the third quarter of 1998, revenues increased $50.2 million, or 8.1 percent, to $672.4 million from $622.2 million in 1997. The 1998 third quarter operating income of Viad's principal business segments increased $7.5 million, or 10.9 percent, over that of 1997. A payment services subsidiary continues to invest increasing amounts of its growing money order and official check funds in tax-exempt securities. On a fully taxable equivalent basis, and excluding the effects of ASIG and GLSI (sold as of April 1, 1998, and September 15, 1998, respectively), third quarter revenues rose 16.6 percent and operating income of Viad's principal business segments was up 20.1 percent (21.9 percent before the increased corporate allocation).

Net income for the third quarter of 1998 was $57.0 million, or $0.58 per share. Excluding the gain on sale of GLSI of $15.7 million (net of income taxes of $11.0 million), or $0.16 per share, income for the third quarter of 1998 was $41.4 million, or $0.42 per share. Net income for the 1997 quarter was $33.9 million, or $0.36 per share.

There were 4.4 million more average common and equivalent shares outstanding in the 1998 quarter than in the 1997 quarter, due primarily to the acquisition of Game Financial Corporation in December 1997 (for approximately 2.6 million shares of Viad stock), stock option exercises and the effects of a higher Viad stock price on the calculation of additional common shares arising from unexercised stock options. A stock repurchase program (which commenced in July 1998) is having the intended effect of reducing the dilution otherwise resulting from common shares issued upon exercise of stock options and in connection with other stock compensation plans.

AIRLINE CATERING AND SERVICES.
The third quarter 1998 revenues of the Airline Catering and Services group were $237.1 million, a decrease of 3.0 percent from the 1997 third quarter revenues of $244.5 million. Operating income decreased $1.3 million, or 5.5 percent. Excluding the effects of ASIG (sold effective as of April 1, 1998), 1998 third quarter revenues from airline catering increased 11.0 percent, operating income increased $1.3 million, or 6.0 percent (7.4 percent before the increased corporate allocation), and operating margins decreased slightly to 9.7 percent (9.8 percent before the increased corporate allocation) from 1997's 10.2 percent. Revenue increases were driven by airline traffic growth and new business added over the past year, including the June 1998 acquisition of a catering kitchen in Las Vegas. Margins and operating income growth were affected by the start-up of new and replacement kitchens and the effects of the Northwest Airlines strike in the third quarter.

CONVENTION SERVICES.
Convention Services third quarter 1998 revenues increased $6.0 million, or 3.3 percent, to $187.3 million from $181.3 million in the 1997 third quarter. GES Exposition Services ("GES") continued to eliminate low-margin business during the 1998 quarter, and Exhibitgroup/Giltspur revenues were 3.1 percent lower than last year due to certain customers delaying delivery of their exhibits into the fourth quarter. Operating income increased $2.4 million, or 17.0 percent (20.8 percent before the increased corporate allocation), and operating margins increased from 7.7 percent in the 1997 quarter to
8.8 percent (9.1 percent before the increased corporate allocation). Both GES and Exhibitgroup/Giltspur had solid gains in operating income due to improved cost controls and higher margin business in the 1998 quarter. Acquisitions completed during the second quarter of 1998 also contributed to the segment's improved third quarter performance.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
Revenues of the Travel and Leisure and Payment Services companies were $248.0 million for the third quarter of 1998, up $51.7 million, or
26.3 percent, from 1997 third quarter revenues, while operating income increased $6.4 million, or 21.4 percent. Excluding the effects of GLSI (sold effective as of September 15, 1998), third quarter revenues increased 39.6 percent and operating income increased 25.9 percent.
On the fully taxable equivalent basis, third quarter revenues and operating income would have been higher by $10.5 million and $7.1 million in 1998 and 1997, respectively. Excluding GLSI, revenues on the fully taxable equivalent basis would have increased 39.9 percent, and operating income would have increased 30.4 percent (31.5 percent before the increased corporate allocation). Operating margins on this same basis were 20.5 percent (20.7 percent before the increased corporate allocation) in the third quarter of 1998, down slightly from
22.0 percent in the 1997 third quarter.

Results for the third quarter of 1998 were driven by contributions from Game Financial Corporation ("Game," acquired in December 1997) and MoneyGram (acquired as of June 1, 1998) and by continuing strong growth at Travelers Express. Both Game and MoneyGram have lower operating margins than Travelers Express' traditional business. The third quarter of 1998 also included full operation of Restaura's concession operations at Bank One Ballpark, home of the new Arizona Diamondbacks major league baseball franchise, which helped to overcome effects of a third quarter strike at General Motors plants where Restaura provides contract foodservice.

On the fully taxable equivalent basis, payment services revenues and operating income increased $68.7 million and $9.0 million, respectively, over those of the 1997 third quarter, due to contributions from the Game and MoneyGram acquisitions as well as continuing rapid growth in official check business.

Travel tour service revenues decreased $6.3 million from those of the 1997 third quarter, due primarily to the decline in Japanese tourism into Canada. Operating income decreased $100,000, as reductions in operating costs offset most of the effects of the revenue decline.

Restaura foodservice revenues and operating income increased $9.6 million and $3.0 million, respectively, over those of the 1997 third quarter. The third quarter of 1998 included full operation of concessions at Bank One Ballpark, which helped overcome effects of the aforementioned third quarter strike at General Motors plants.

CORPORATE ACTIVITIES AND NONOPERATING ITEMS, NET.
Corporate activities and nonoperating items, net, decreased $1.5 million in the third quarter of 1998 compared to the third quarter of 1997. As discussed above, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses in 1998.

SALE OF TRADE ACCOUNTS RECEIVABLE EXPENSE.
Sale of trade accounts receivable expense in the third quarter of 1998 was even with that of the 1997 third quarter, as the level of trade receivables sold was unchanged from the prior year.

INTEREST EXPENSE.
Interest expense decreased $1.2 million in the 1998 third quarter. Repayment of debt and termination of related interest rate swaps with proceeds from the previously described sale of ASIG as of April 1, 1998, as well as debt repayment with proceeds from the previously described sale of GLSI as of September 15, 1998, and other sales of noncore assets and businesses in 1997 and 1998, more than offset the impact of new borrowings incurred in 1998 for the MoneyGram acquisition.

INCOME TAXES.
The effective tax rate in the 1998 third quarter was 32.5 percent. Excluding the effects of the $26.7 million gain on the sale of GLSI, the effective tax rate for the third quarter of 1998 was 28.4 percent compared to 29.8 percent for the third quarter of 1997.

COMPARISON OF FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF
1997:

Revenues for the first nine months of 1998 increased $125.3 million, or 6.9 percent, to $1.93 billion from $1.81 billion in the same period of 1997. Operating income of Viad's principal business segments (excluding a $10.6 million provision for payments previously received pursuant to patent litigation, as discussed in Note F of Notes to Consolidated Financial Statements) increased $17.0 million, or 10.2 percent, over that of 1997. On the fully taxable equivalent basis, and excluding the provision noted above and the effects of ASIG and GLSI (sold as of April 1, 1998, and September 15, 1998, respectively), revenues rose 12.4 percent and operating income was up 17.7 percent (19.9 percent before the increased corporate allocation).

Net income for the first nine months of 1998 was $113.0 million, or $1.14 per share. Excluding the gains on sales of businesses of $28.8 million (net of income taxes of $19.0 million), or $0.29 per share, and excluding the provision for payments previously received pursuant to patent litigation of $6.9 million (net of tax benefit of $3.7 million), or $0.07 per share, income for the first nine months of 1998 was $91.1 million, or $0.92 per share. Net income for the first nine months of 1997 was $62.6 million, or $0.66 per share, after deducting an extraordinary charge of $8.5 million (net of tax benefit of $4.6 million), or $0.09 per share, for the early retirement of debt.


Nine months ended September 30,                            1998            1997
                                                    -----------     -----------
Income before extraordinary
  charge (000 omitted):
  Before nonrecurring items                       $      91,100   $      71,045
  Provision for patent infringement
     payments received, net of tax
     benefit of $3,725                                   (6,917)
  Gains on sales of businesses,
     net of tax provision of
     $18,988                                             28,851
                                                    -----------     -----------
Income before extraordinary charge                $     113,034   $      71,045
                                                    ===========     ===========

Diluted income before extraordinary
  charge per common share (dollars):
  Before nonrecurring items                       $        0.92   $        0.75
  Provision for patent infringement
     payments received                                    (0.07)
  Gains on sales of businesses                             0.29
                                                    -----------     -----------
Diluted income before extraordinary
  charge per common share                         $        1.14   $        0.75
                                                    ===========     ===========


There were 4.9 million more average common and equivalent shares outstanding in the 1998 nine month period than in the same period of 1997 for the reasons previously discussed.

AIRLINE CATERING AND SERVICES.
Nine month revenues of the Airline Catering and Services group were $699.7 million in 1998, a 1.8 percent increase from the 1997 first half revenues of $687.4 million. Operating income decreased $2.3 million, or 4.0 percent. Excluding the effects of ASIG (sold effective as of April 1, 1998), nine month revenues from airline catering increased 12.2 percent, and operating income increased $3.7 million, or 7.3 percent (9.2 percent before the increased corporate allocation), over that of the 1997 period. These results were accomplished primarily as a result of new business added over the past year, including expansion of American Airlines business to six new cities late in the second quarter of 1997 and the acquisition of a catering kitchen in Las Vegas in June 1998, as well as airline traffic growth, which more than offset the effects of the Northwest Airlines strike in the 1998 third quarter. Excluding ASIG, operating margins decreased slightly to 8.0 percent (8.2 percent before the increased corporate allocation)from 1997's 8.4 percent, due to start-up costs associated with new business and new and replacement kitchens and to the effects of the Northwest Airlines strike.

CONVENTION SERVICES.
Convention Services' 1998 nine month revenues of $625.4 million were $12.5 million, or 2.0 percent, greater than the 1997 nine month period. GES has concentrated on eliminating low-margin business during 1998, resulting in a disproportionately low revenue increase. In addition, certain Exhibitgroup/Giltspur customers delayed delivery of their exhibits into the fourth quarter of 1998. Operating income for the segment increased $9.2 million, or 17.0 percent (20.0 percent before the increased corporate allocation), and operating margins increased to 10.2 percent (10.4 percent before the increased corporate allocation) from 8.9 percent in 1997. These increases were due to improved cost controls and higher margin business in 1998. Acquisitions completed during the second quarter of 1998 also contributed to the segment's improved performance.

TRAVEL AND LEISURE AND PAYMENT SERVICES.
For the first nine months of 1998, revenues of the Travel and Leisure and Payment Services companies were $607.1 million, up $100.5 million, or 19.8 percent, from those of the 1997 period. Excluding the provision for payments previously received pursuant to patent litigation, which had been recorded as income in prior years, plus interest thereon and related expenses (see Note F of Notes to Consolidated Financial Statements), operating income increased 19.2 percent to $62.6 million. Also excluding the effects of GLSI (sold effective as of September 15, 1998), nine month revenues increased
28.9 percent and operating income increased 22.4 percent. On the fully taxable equivalent basis, nine month revenues and operating income for the segment would have been higher by $28.3 million and $21.0 million in 1998 and 1997, respectively. On the fully taxable equivalent basis, and excluding GLSI, revenues would have increased
29.2 percent and operating income would have increased 26.2 percent (28.1 percent before the increased corporate allocation). On this same basis, 1998 operating margins decreased slightly to 16.6 percent (16.9 percent before the increased corporate allocation) from 17.0 percent in 1997.

On the fully taxable equivalent basis and excluding the provision for patent infringement payments received, payment services revenues and operating income increased $131.9 million and $14.0 million, respectively, over those of 1997's first nine months, due primarily to results generated from the Game and MoneyGram acquisitions (acquired in December 1997 and June 1998, respectively), continuing strong growth in official check business, and increased investment income arising from larger investment balances.

Travel tour service revenues decreased $8.3 million from those of the first nine months of 1997, primarily as a result of weaker off-season package tour traffic in the first quarter of 1998 and a decline in Japanese and other Asian tourism into Canada. Operating income improved $200,000, as operating cost reductions more than offset the effects of the revenue decline.

Restaura foodservice revenues and operating income for the first nine months of 1998 increased $16.8 million and $4.8 million, respectively, from those of the same period in 1997, primarily due to full operation of concessions for Bank One Ballpark's inaugural season, which began late in the first quarter of 1998. The ballpark business helped overcome effects of a third quarter strike at General Motors plants where Restaura provides contract foodservice.

CORPORATE ACTIVITIES AND NONOPERATING ITEMS, NET.
Corporate activities and nonoperating items, net, decreased $5.1 million in the first nine months of 1998 compared to the same period in 1997. As discussed previously, Viad began charging its operating subsidiaries an increased allocation of Corporate expenses in 1998.

SALE OF TRADE ACCOUNTS RECEIVABLE EXPENSE.
Expenses from the sale of trade accounts receivable for the first nine months of 1998 was essentially even with those of the 1997 period, as the level of trade receivables sold was unchanged from the prior year.

INTEREST EXPENSE.
Interest expense for the first nine months of 1998 decreased $6.4 million from that of the same period of 1997. Repayment of debt and termination of related interest rate swaps with proceeds from the previously described sale of ASIG as of April 1, 1998, as well as debt repayment with proceeds from the previously described sale of GLSI as of September 15, 1998, and other sales of noncore assets and businesses in 1997 and 1998 along with the repurchase of $58.4 million par value of Viad's 10.5 percent subordinated debentures in March 1997, more than offset the impact of new borrowings incurred for the MoneyGram acquisition.

INCOME TAXES.
The effective tax rate for the first nine months of 1998 was 31.8 percent. Excluding the effects of the gains on the sales of ASIG and GLSI and the $10.6 million provision for payments previously received pursuant to patent litigation, the effective tax rate for the first nine months of 1998 was 29.2 percent compared to 29.5 percent for the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at September 30, 1998 was $509.8 million compared with $410.1 million at December 31, 1997. The debt-to-capital ratio at September 30, 1998 was 0.44 to 1 compared to 0.43 to 1 at December 31, 1997. As mentioned above, Viad sold ASIG and GLSI in April 1998 and September 1998, respectively. The sale proceeds were used to repay short-term borrowings. In mid-1998, Viad completed its cash tender offer for MoneyGram at $17.35 per share. The acquisition was financed with short-term borrowings supported by Viad's long-term revolving bank credit agreement.

In June 1998, Viad's payment services subsidiary amended its agreement to sell undivided percentage ownership interests in certain receivables. The maximum amount to be sold under the agreement was increased from $250 million to $400 million, and the expiration date was extended to June 30, 2003. The items included in the program were expanded to include receivables from bill payment agents as well as receivables from money order agents. The receivables are sold in order to accelerate payment services' cash flow for investment in admissible securities.

During July 1998, Viad announced a stock repurchase program for the purpose of replenishing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. During the third quarter of 1998, 689,000 shares were purchased for a total price of $17.3 million. Year-to-date proceeds received from the issuances of treasury stock related to stock option exercises was $14.4 million.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report to Stockholders for the year ended December 31, 1997.

READINESS FOR THE YEAR 2000:

Viad is continuing the implementation of initiatives necessary to make its systems, products and infrastructure "Year 2000" compliant on a timely basis, including replacing and/or updating certain systems. Internal initiatives to address Year 2000 compliance within each business unit have been broken down into various phases, including the following:

1.  Identification of business systems and applications subject to Year
    2000 risk;
2. Assessment of such business systems and applications to determine the appropriate method of correcting Year 2000 problems;
3. Implementation of corrective measures to bring systems and applications to Year 2000 compliance;
4.  Testing and maintaining Year 2000 compliance.

Although no assurances can be made, Viad believes that it has identified all material systems and applications that are subject to Year 2000 risk and has either achieved Year 2000 compliance or initiated the implementation of plans to achieve timely Year 2000 compliance for such systems. A significant portion of Viad's Year 2000 initiatives have been finished with the remainder in various stages of completion. Viad's entire Year 2000 project is expected to be completed by mid-1999. Incremental costs (primarily for software consultants and outside programming help) necessary to bring systems and applications into Year 2000 compliance are being expensed as incurred. Viad currently estimates that the incremental cost of its Year 2000 projects will total approximately $13.5 million, of which approximately 70 percent will have been expensed by the end of 1998, including about 10 percent in 1997. A substantial portion of the aggregate Year 2000 cost estimate pertains to efforts at Viad's payment services operations, where remediation of several key systems has already been completed, with the remaining systems scheduled for completion by the end of 1999's first quarter. The Year 2000 costs are exclusive of costs which would have been incurred as part of normal systems and application replacements and/or upgrades to meet current and future business needs. Viad continues to monitor and evaluate the additional efforts and costs associated with the Year 2000 initiative.

Viad is also communicating with key vendors, service providers, customers and other third parties with whom business is conducted to determine the nature of any impact of Year 2000 issues on Viad. While Viad does not anticipate any material adverse effect on its business or its financial position or results of operations as a result of failure of such parties to achieve Year 2000 readiness, no assurance can be given that the parties on whom Viad relies will have accurately assessed and completed their Year 2000 remediation requirements. Viad's aggregate cost estimate does not include any expenses that may be incurred as a result of the failure of any such parties to become Year 2000 compliant.

As a part of its Year 2000 initiative, Viad is developing contingency plans for actions that would need to be taken in the event any critical system of Viad and/or key vendors, service providers, customers and other third parties with whom Viad conducts business was not Year 2000 compliant. Viad believes, based on information available to date, that it will be able to accomplish its total Year 2000 transition by mid-1999, without any material adverse effect on its business operations, products, financial position or results of operations. However, due to the complexity and pervasiveness of the Year 2000 issues and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that successful transition will be achieved by the Year 2000 deadline or that Viad would not suffer any material adverse effect on its business, financial position or results of operations if such changes are not completed timely.

FORWARD-LOOKING STATEMENTS:

Statements made in this Quarterly Report on Form 10-Q, including those relating to expectations of or current trends in growth in air traffic, consumer demand, new business, improved cost controls and Year 2000 compliance issues, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, the rate of expansion of flights to new locations, consumer demand patterns, purchasing decisions related to customer demand for trade show services, additional competition from existing and new competitors, consolidation and growth patterns within the industries in which Viad competes, and the timely achievement of Year 2000 compliance by Viad and third parties with whom Viad conducts business, may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological and other factors could affect the forward-looking statements contained in this filing.

PART II.    OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 1998.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibit No. 27 -- Financial Data Schedule

     (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIAD CORP
                                        (Registrant)

November 10, 1998                       By /s/ Richard C. Stephan
                                        --------------------------
                                        Richard C. Stephan
                                        Vice President-Controller
                                        (Chief Accounting Officer
                                        and Authorized Officer)