Form 10-K405
period 1998-12-31
VIAD CORP
filed 1999-03-24
CIK 884219

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                             --------------------------

                                     FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998  Commission File Number 001-11015

                             --------------------------

                                     VIAD CORP
               (Exact name of registrant as specified in its charter)

            Delaware                                 36-1169950
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

      Viad Tower, Phoenix, Arizona                            85077
(Address of Principal Executive Offices)                    (Zip Code)

          Registrant's Telephone Number, Including Area Code: 602-207-4000

                             --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                ---------------------
Common Stock, $1.50 par value                          New York Stock Exchange

$4.75 Preferred Stock (stated value
     $100 per share)                                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of  the Act:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 12 , 1999, 99,082,458 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $2.54 billion.

                        DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS                                                    WHERE INCORPORATED

A portion of Proxy Statement for Annual Meeting of
        Shareholders to be held May 11, 1999                     Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                       PART I

ITEM 1.   BUSINESS.

     Viad Corp ("Viad" or the "Corporation") is comprised of operating companies and a division which constitute a diversified services business. Most of Viad's services are provided to businesses for use by their customers. Accordingly, the Corporation markets its services to approximately 76,000 retail and financial locations primarily in the U.S. (payment services), numerous trade show organizers and exhibitors (convention and exhibit services), more than 100 domestic and international airlines (in-flight food service), and others. Occupying the number one or number two position in many of the markets in which they compete, each of the Corporation's businesses seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users and thereby be considered a value-added provider by Viad's business customers.

     Viad's services are classified into three reportable business segments, namely (1) Payment Services, (2) Convention and Event Services, and (3) Airline Catering. The Corporation also provides travel and recreation services. A description of each of the Viad reportable business segments, the travel and recreation businesses, and recent developments relating to each follows.

VIAD BUSINESS UNITS

     Viad is built around several operating groups which are leading competitors in their businesses, including companies engaged in payment services (Travelers Express Company, Inc., MoneyGram Payment Systems, Inc., and Game Financial Corporation), convention and event services (GES Exposition Services, Inc. and Exhibitgroup/Giltspur division), and airline catering (Dobbs International Services, Inc.). Viad business units also provide travel tour services (Brewster Transport Company Limited) and recreation services (ProDine division and Glacier Park, Inc.).

PAYMENT SERVICES

     Viad's payment services business is conducted by the Travelers Express group of companies. These companies engage in a variety of payment service activities, including issuance and processing of money orders, processing of official checks and share drafts, and money transfer and cash access services.

     Travelers Express sells money orders to the public through approximately 52,600 retail and financial locations in the United States and Puerto Rico, and is one of the nation's leading issuers of money orders, issuing more than 274 million money orders in 1998. Travelers Express also provides processing services for approximately 5,000 banks, credit unions and other financial institutions which offer official checks (used by financial institutions in place of their own bank check or cashier's check) and share drafts (the credit union industry's version of a personal check). In addition, MoneyGram Payment Systems, Inc. ("MoneyGram"), a subsidiary of Travelers Express, provides money transfer services through approximately 26,000 agent locations in 110 countries worldwide. Another subsidiary, Game Financial Corporation ("Game Financial"), provides cash access services, including credit card advances, check cashing and ATM services to 77 casinos in the gaming industry. The company also provides in-person bill payment services for utility companies and others, and high volume processing of refund and rebate checks, food vouchers, gift certificates and other financial instruments.

     Game Financial was acquired in December 1997 and MoneyGram was acquired effective June 1, 1998. These major acquisitions provide new products for Travelers Express and provide an opportunity for Travelers Express and the acquired companies to cross-sell their existing products and services.

CONVENTION AND EVENT SERVICES

     Convention and event services are provided by the Corporation's GES Exposition Services and Exhibitgroup/Giltspur companies.

     GES Exposition Services ("GES"), North America's leading supplier of convention services to trade associations, show management companies and exhibitors, provides tradeshow design and planning, decorating, exhibit design, installation and dismantling, display rental, custom graphics, furnishings, audio visual, electrical, logistics, transportation and management services for conventions, tradeshows, and corporate and special events. GES provides convention services through a network of offices in North America's most active and popular tradeshow service markets, and is also an official contractor for ZD Events, Inc., one of the largest independent producers of trade shows in the world and the operator of COMDEX, the largest technology trade show in North America. GES acquired ESR Exposition Services, Inc., a tradeshow contractor headquartered in Teterboro, New Jersey, in May 1998. The company also acquired the trade show business of Puliz of Utah, Inc. and Puliz Moving and Storage, Inc., in June 1998, and electrical contractor business of Ainsworth Electric Company Limited in July 1998. The Puliz businesses are headquartered in Reno, Nevada, and Ainsworth Electric is headquartered in Toronto, Ontario, Canada.

     Exhibitgroup/Giltspur ("EXG") operates the largest exhibit and display business in the world. EXG is a designer, builder and installer of convention, tradeshow, museum and other exhibits and displays with locations in 26 U.S. cities, one Canadian city and two German cities, and an international network of strategic partners in 21 countries. The company also offers exhibition marketing, planning and strategy services, including advertising, multimedia, video and event design. In April 1998, the company added retail kiosks to its product mix by acquisition of T.L. Horton Design, a business headquartered in Dallas, Texas. EXG also acquired Dimension Works, Inc. and the business of Impact Group, Inc., in November, 1998, and an 80% interest in Voblo Innenausbau in September 1998. The acquisition of Voblo, an exhibit company headquartered outside of Dusseldorf, Germany, will permit EXG to compete in the European trade show market. EXG is operated as a division of Viad.

AIRLINE CATERING

     Airline catering operations are conducted by Dobbs International Services, Inc. Dobbs International, which has been conducting airline catering operations since 1941, is the second largest domestic in-flight caterer. At the end of 1998, Dobbs International's in-flight catering operations were preparing and providing in-flight meals, snacks, beverages and related services to more than 100 domestic and international airlines at 46 airports in the United States and 5 airports in the United Kingdom. Dobbs International prepares approximately 145 million meals or snacks per year. The four largest customers of Dobbs International are United Airlines, Delta Airlines, American Airlines, and Northwest Airlines. Dobbs International and/or its predecessors have provided airline catering services to these and other customers for over 50 years, on average.

     Dobbs International will enter a new market in April 1999 as a result of a seven-year contract to provide food service for National Railroad Passenger Corporation, commonly known as "Amtrak." The company will manage the operation of Amtrak's 14 commissaries nationwide and will provide food service to railroad operations in major cities throughout the country. In June 1998, Dobbs International also acquired a flight kitchen in Las Vegas, Nevada.

     Dobbs International has been involved in a "Quality Improvement Process" for many years and has been consistently recognized by its customers and suppliers as a superior caterer due to its high standards of quality, excellence and innovation.

TRAVEL AND RECREATION SERVICES

     Travel and recreation services are provided by the Brewster Transport and ProDine business units.

     Brewster Transport Company Limited, an Alberta, Canada corporation, operates tour and charter buses in the Canadian Rockies, and engages in travel agency, hotel and snocoach tour operations. Brewster Transport owns and operates 96 intercity coaches and 4 transit buses, as well as 18 snocoaches which transport sightseers on tours of the glaciers of the Columbia Icefield.

     The Corporation's ProDine recreation division acts as the prime concessionaire for all food and beverage services at the America West Arena and Bank One Ballpark in Phoenix, Arizona. America West Arena is the home of the Phoenix Suns basketball and Phoenix Coyotes hockey teams, and Bank One Ballpark is the home of the Arizona Diamondbacks major league baseball franchise. The division, through a subsidiary, also operates 7 historic lodges in and around Glacier National Park in Montana and Canada.

COMPETITION

     The Corporation's businesses generally compete on the basis of price, value, quality, discernible difference, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of quality and number of sales outlet locations, business automation, technology and accounting controls, and Dobbs International also competes on the basis of reliability, condition of kitchen facilities and truck fleet, and on-time record. The U.S. Postal Service, First Data Corporation and its subsidiary Western Union Financial Services, Inc., and American Express are the principal competition of Travelers Express, and SC International Services, Inc. (LSG Sky Chefs) is the principal competitor of Dobbs International. On a national basis, Freeman Decorating Company is the principal competitor of GES Exposition, and George P. Johnson, Co. Inc. is the principal competitor of Exhibitgroup/Giltspur.

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

     Many trademarks used by Viad and its subsidiaries, including the TRAVELERS EXPRESS, MONEYGRAM, EXHIBITGROUP/GILTSPUR, GES, DOBBS, and DOBBS INTERNATIONAL SERVICES service marks, have substantial importance and value. Certain rights in software held by Travelers Express and its subsidiaries also provide competitive advantage.

GOVERNMENT REGULATION

     Compliance with legal requirements and government regulations are a day-to-day integral part of the Corporation's operations and represent a normal cost of doing business. Financial transaction reporting and state banking department regulations affect Travelers Express; state gaming department regulations affect Game Financial; and food safety and airport security regulations are of importance to Dobbs International. Environmental, labor and employment and other regulations affect virtually all operations. As is the case with many companies, the Corporation faces exposure to actual or potential claims and lawsuits involving environmental matters. Although the Corporation is a party to certain environmental disputes, the Corporation believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, exclusive of any potential insurance recoveries, will not have a material effect on the Corporation's financial position or results of operations.

EMPLOYEES


                        EMPLOYMENT AT DECEMBER 31, 1998

------------------------------------------------------------------------
                                                    REGULAR FULL TIME
                                                   EMPLOYEES COVERED BY
                        APPROXIMATE NUMBER OF      COLLECTIVE BARGAINING
    SEGMENT                   EMPLOYEES                  AGREEMENTS
------------------------------------------------------------------------
Payment Services                 1,800                         0
------------------------------------------------------------------------
Convention and                   4,500                     2,000
Event Services
------------------------------------------------------------------------
Airline Catering                12,400                     8,000
------------------------------------------------------------------------
Travel and Recreation            1,100*                      100
Services
------------------------------------------------------------------------
------------------------------------------------------------------------

* Excludes employees of the contract foodservice operations of Restaura,
                 Inc., which were sold January 27, 1999.

     Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 1999 will be renegotiated in the ordinary course of business without adverse effect on Viad's operations.

     Viad had 129 employees at its corporate center at December 31, 1998, providing management, financial and accounting, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of seven nonemployee directors and one employee director and has an executive management team consisting of seven Viad officers (including the one employee director) and four principal executives of significant operating divisions or companies.

SEASONALITY

     The first quarter is normally the slowest quarter of the year for Viad. Due to increased leisure travel during the summer and year-end holidays, Viad's airline catering and travel and recreation operations generally experience peak activity at these times. Convention and event service companies generally experience increased activity during the first half of the year. As a result of these factors, Viad's 1998 quarterly diluted earnings per share (before nonrecurring items), as a percentage of the full year's earnings, were approximately 12% (first quarter), 28% (second quarter), 33% (third quarter), and 27% (fourth quarter). See Note [R] of Notes to Consolidated Financial Statements.

OTHER MATTERS

     The Corporation disposed of several noncore businesses during 1998 and early 1999. Effective April 1, 1998, the Corporation sold its Aircraft Services International group of companies, which conducted aircraft fueling and ground handling operations, and on September 15, 1998, the Corporation completed the sale of Greyhound Leisure Services, Inc., which conducted duty-free and shipboard concessions business. Restaura, Inc., a dining services company, was sold in late January 1999. (See Notes C and S of Notes to Consolidated Financial Statements for further information.)

SHELF REGISTRATION

     The Corporation has a shelf registration on file with the Securities and Exchange Commission covering $500 million of debt and equity securities. To date, no securities have been offered under the registration.

BUSINESS SEGMENTS

     Business segment information is set forth in Exhibit 13.

ITEM 2.   PROPERTIES.

     Viad and its subsidiaries operate service or production facilities, and maintain sales and service offices in the United States, Canada, the United Kingdom and Germany. The Corporation also conducts business in certain other foreign countries.

     Viad's headquarters are located at Viad Tower in Phoenix, Arizona. Viad leases seven floors (consisting of approximately 159,000 square feet).

     PAYMENT SERVICES operates 17 offices (including Travelers Express corporate headquarters located in Minneapolis, Minnesota) and three payment services processing centers, two of which are located in Minnesota and one in Colorado. All of the facilities are leased.

     CONVENTION AND EVENT SERVICES operates 17 offices and 82 multi-use facilities (exhibit construction, office and/or warehouse). The principal facilities, used in the design and production of exhibits and in connection with providing trade show and exposition services, range in size from approximately 100,000 square feet to 475,000 square feet. All of the properties are in the United States, except for one office and eight multi-use facilities that are located in Canada, and three multi-use facilities that are located in Germany. Five of the multi-use facilities are owned; all other properties are leased. GES and Exhibit/Giltspur corporate headquarters are located in Las Vegas, Nevada, and Roselle, Illinois, respectively.

     AIRLINE CATERING operates eight administrative offices (including Dobbs International's corporate headquarters located in Memphis, Tennessee), one maintenance garage and 64 catering kitchens. All of the properties are in the United States, except for five catering kitchens that are located in the United Kingdom. Twelve of the catering kitchens are owned. All other properties are leased, except for two catering kitchens provided by airlines to which services are rendered.

     The catering kitchens, aggregating approximately three million square feet, are located at or near major airports. Actual sizes of the kitchens vary, depending on the level of business activity at each location.

     TRAVEL AND RECREATION SERVICES operates two offices, two retail stores, three bus terminals, four garages and nine hotels/lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities). All of the properties are in the United States, except for one retail store, the bus terminals, garages, icefield tour facility, and three hotels/lodges that are located in Canada. Travel and Recreation Services owns four hotels/lodges and five other hotels/lodges are operated pursuant to a concessionaire agreement. One bus terminal and three garages are owned; the icefield tour facility is jointly owned and operated with Parks Canada; all other properties are leased.

     Management believes that Viad's facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, including pending or potential claims by or on behalf of approximately 6,500 former railroad workers claiming asbestos-related health conditions from exposure to railroad equipment made by former subsidiaries. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against the Corporation. Although the amount of liability at December 31, 1998, with respect to these matters is not ascertainable, Viad believes that any resulting liability will not have a material effect on the Corporation's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     No matters were submitted to a vote of securityholders during the fourth quarter of 1998.

OPTIONAL ITEM.   EXECUTIVE OFFICERS OF REGISTRANT.

     The names, ages and positions of the executive officers of the Corporation as of March 12, 1999, are listed below:

--------------------------------------------------------------------------
                                                                 EXECUTIVE
                                                                  POSITION
                                                                    HELD
        NAME           AGE         OFFICE                           SINCE
--------------------------------------------------------------------------
Robert H. Bohannon     54   Chairman of the Board,                  1997
                            President and Chief
                            Executive Officer of the
                            Corporation
--------------------------------------------------------------------------
John A. Modzelewski    51   Chief Financial Officer of              1999
                            the Corporation
--------------------------------------------------------------------------
Ronald G. Nelson       57   Vice President-Finance and              1987
                            Treasurer of the
                            Corporation
--------------------------------------------------------------------------
Peter J. Novak         59   Vice President and General              1996
                            Counsel of the Corporation
--------------------------------------------------------------------------
Scott E. Sayre         52   Secretary and Associate                 1997
                            General Counsel of the
                            Corporation
--------------------------------------------------------------------------
Richard C. Stephan     59   Vice President-Controller               1980
                            of the Corporation (Retiring
                            March 31, 1999)
--------------------------------------------------------------------------
Wayne A. Wight         56   Vice President-Corporate                1998
                            Development of the
                            Corporation
--------------------------------------------------------------------------
George H. Alvord       52   President and Chief                     1999
                            Executive Officer of Dobbs
                            International Services,
                            Inc., a subsidiary of the
                            Corporation
--------------------------------------------------------------------------
Charles J. Corsentino  52   President and Chief                     1991
                            Executive Officer of
                            Exhibitgroup/Giltspur, a
                            division of the Corporation
--------------------------------------------------------------------------
Philip W. Milne        40   President and Chief                     1996
                            Executive Officer of
                            Travelers Express Company,
                            Inc., a subsidiary of the
                            Corporation
--------------------------------------------------------------------------
Paul B. Mullen         44   President and Chief                     1996
                            Executive Officer of GES
                            Exposition Services, Inc.
                            a subsidiary of the
                            Corporation
--------------------------------------------------------------------------
--------------------------------------------------------------------------

Each of the foregoing officers, with the exceptions set forth below, has served in the same, similar or other executive positions with Viad or its subsidiaries for more than the past five (5) years.

     Prior to February 1999, Mr. Alvord served as Vice President-Marketing and Sales of Dobbs International Services, Inc., since November, 1987.

     Prior to January 1997, Mr. Bohannon served as President and Chief Operating Officer of the Corporation since August 15, 1996. Prior thereto he was President and Chief Executive Officer of Travelers Express Company, Inc. since 1993.

     Prior to August 1996, Mr. Milne was Vice President-General
Manager-Retail Payment Products of Travelers Express Company, Inc., since May, 1993.

     Prior to February 1999, Mr. Modzelewski was a Senior Vice President of PaineWebber Incorporated since 1996, and prior thereto was a First Vice President of that company.

     Prior to May 1996, Mr. Mullen was President and Chief Executive Officer of Giltspur, Inc., since 1995. Prior thereto he was Executive Vice President and Chief Operating Officer of Giltspur, Inc. since 1994, and prior to that, he was President of the Pittsburgh Division of Giltspur, Inc. since 1992.

     Prior to February 1996, Mr. Novak was Deputy General Counsel of the Corporation, and prior to serving in that position was Group General Counsel of the Corporation.

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

     The Directors of Viad are divided into three classes, with the terms of one class of Directors to expire at each Annual Meeting of Stockholders. The current term of office of Robert H. Bohannon is scheduled to expire at the 2000 Annual Meeting of Stockholders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the common stock of Viad is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Midwest, Pacific, Philadelphia and Cincinnati Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31, 1998:

------------------------------------------------------------------
                         Sales Price Range of Common Stock
                --------------------------------------------------
Calendar                 1998                        1997
Quarters           High          Low          High           Low
------------------------------------------------------------------
First            $25.0625     $18.5625      $18.0000      $14.8750
------------------------------------------------------------------
Second            27.7500      23.4375       19.5000       14.6250
------------------------------------------------------------------
Third             29.7500      20.6250       20.3750       17.0000
------------------------------------------------------------------
Fourth            30.5625      21.5625       20.3125       17.1250
------------------------------------------------------------------


              Dividends Declared on Common Stock
------------------------------------------------------------
                                1998                    1997
                             -------------------------------
February                       $ .08                   $ .08
------------------------------------------------------------
May                              .08                     .08
------------------------------------------------------------
August                           .08                     .08
------------------------------------------------------------
November                         .08                     .08
------------------------------------------------------------
    TOTAL                      $0.32                   $0.32
------------------------------------------------------------

     Regular quarterly dividends have been paid on the first business day of January, April, July and October.

     As of March 12, 1999, there were 34,303 stockholders of record of Viad's common stock.

ITEM 6.   SELECTED FINANCIAL DATA.

          Applicable information is included in Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Applicable information is included in Exhibit 13.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          See Management's Discussion and Analysis of Results of Operations and Financial Condition included in Exhibit 13.


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


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information regarding Directors of the Registrant is included in Viad's Proxy Statement for Annual Meeting of Stockholders to be held on May 11, 1999 ("Proxy Statement") and is incorporated herein and made a part hereof. The information regarding executive officers of the Registrant is found as an Optional Item in Part I hereof.


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

          None.


                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as a part of the report:

FINANCIAL STATEMENTS.

          The following are included in Exhibit 13: Independent Auditors' Report and Consolidated Financial Statements (Balance Sheet, Statements of Income, Comprehensive Income, Common Stock and Other Equity, Cash Flows, and Notes to Financial Statements).

EXHIBITS. #

3.A Copy of Restated Certificate of Incorporation of Viad Corp, as amended through August 15, 1996, filed as Exhibit 3.A to Viad's 1996 Form 10-K, is hereby incorporated by reference.

3.B    Copy of Bylaws of Viad Corp, as amended through November 19, 1998.

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

4.B Copy of Amended and Restated Credit Agreement dated as of July 24, 1996, among Viad, the Bank parties thereto, Citicorp USA, Inc., as Administrative Agent, and Bank of America National Trust and Savings
       Association as Documentation Agent, filed as Exhibit 4.B to Viad's 1996
       Form 10-K, is hereby incorporated by reference.

4.B1   First Amendment dated as of August 1, 1997, to Amended and Restated
       Credit Agreement, filed as Exhibit 4.B1 to Viad's 1997 Form 10-K, is hereby incorporated by reference.

4.B2   Second Amendment dated as of September 11, 1997, to Amended and Restated
       Credit Agreement, filed as Exhibit 4.B2 to Viad's 1997 Form 10-K, is hereby incorporated by reference.

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

10.B1 Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad's Form S-8 Registration Statement
       (#333-63397), is hereby incorporated by reference.+

10.B2  Copy of amendment, effective August 1, 1994, to Viad Corp 1992 Stock
       Incentive Plan, filed as Exhibit 10.I2 to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.C   Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through
       February 18, 1999.+

10.D   Copy of Viad Corp Management Incentive Plan (pursuant to the Viad 1997
       Omnibus Incentive Plan), as amended March 23, 1999.*+

10.E   Copy of Viad Corp Performance Unit Incentive Plan, as amended through
       March 23, 1999.*+

10.F Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10D to Viad's Second Quarter 1998
       Form 10Q, is hereby incorporated by reference.+

10.G Copy of form of Viad Corp 1983 Stock Option and Incentive Plan Amended and Restated Restricted Stock Agreements dated August 12, 1994, between
       Viad and certain executive officers, filed as Exhibit 10.R to Viad's 1994
       Form 10-K, is hereby incorporated by reference.+

10.H   Copy of form of Viad Corp 1992 Stock Incentive Plan Restricted Stock
       Agreements dated August 12, 1994, between Viad and certain executive officers, filed as Exhibit 10.S to Viad's 1994 Form 10-K, is hereby incorporated by reference.+

10.I   Viad Corp Deferred Compensation Plan Amended and Restated as of August
       21, 1997, filed as Exhibit 10.A to Viad's Third Quarter 1997 Form 10-Q, is hereby incorporated by reference.+

10.J1  Copy of form of Executive Severance Agreement between Viad Corp and
       Chairman, President and Chief Executive Officer, filed as Exhibit
       (10)(G)(i) to Viad's 1991 Form 10-K, is hereby incorporated by reference.+

10.J2 Copy of forms of Viad Corp Executive Severance Plans covering certain executive officers, filed as Exhibit (10)(G)(ii) to Viad's 1992 Form
       10-K, is hereby incorporated by reference.+

10.K Description of Spousal Income Continuation Plan, filed as Exhibit 10(Q) to Viad's 1985 Form 10-K, is hereby incorporated by reference.+

10.L Copy of Employment Agreement between Viad Corp and Robert H. Bohannon dated April 1, 1998, filed as

       Exhibit 10 to Viad's First Quarter 1998 Form 10-Q, is hereby incorporated by reference.+

10.M   Copy of Employment Agreement between Viad Corp and Paul B. Mullen dated
       April 25, 1996, filed as Exhibit 10.O to Viad's 1996 Form 10-K, is hereby incorporated by reference.+

10.N Copy of Consulting Agreement between Viad Corp and Richard C. Stephan dated December 4, 1998, and effective as of April 1, 1999.*

10.O   Copy of Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.M to Viad's
       1994 Form 10-K, is hereby incorporated by reference.+

10.P   Copy of Viad Corp Supplemental Pension Plan (Amended and Restated as of
       September 30, 1997) (Previously Amended and Restated as of January 1,
       1987) dated December 30, 1997 filed as Exhibit 10.Q to Viad's 1997 Form
       10K, is hereby incorporated by reference.+

10.Q   Copy of Travelers Express Company, Inc. Supplemental Pension Plan dated
       December 30, 1997, filed as Exhibit 10.R to Viad's 1997 Form 10-K, is hereby incorporated by reference.+

10.R   Copy of GES Exposition Services, Inc. Supplemental Executive Retirement
       Plan, as amended effective January 1, 1998, filed as Exhibit 10.S to Viad's 1997 Form 10-K, is hereby incorporated by reference.+

10.S Copy of Viad Corp Deferred Compensation Plan for Directors, as Amended and Restated July 25, 1996, filed as Exhibit 10.D to Viad's 1996 Form 10-K, is hereby incorporated by reference.+

10.T   Copy of Viad Corp Director's Charitable Award Program as amended through
       March 15, 1996, filed as Exhibit 10.T to Viad's 1995 Form 10-K, is hereby incorporated by reference.+

13     Financial Information set forth in Annual Report to Securityholders.*

21     List of Subsidiaries of Viad.*

23 Independent Auditors' Consent to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this report.*

24     Power of Attorney signed by Directors of Viad.*

27     Financial Data Schedule.*

* Filed herewith.

+ Management contract or compensation plan or arrangement.

# Viad Corp was previously named The Dial Corp.


Note: The 1998 Annual Report to Securityholders will be furnished to the Commission when, or before, it is sent to securityholders.


(b)  REPORTS ON FORM 8-K.

     The Corporation filed no reports on Form 8-K during the last quarterly period covered by this report.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 24th day of March, 1999.


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

                                   Principal Executive Officer

Date:     March 24, 1999           By:  /s/  Robert H. Bohannon
                                             Director; Chairman of the Board,
                                             President and Chief Executive
                                             Officer


                                   Principal Financial Officer

Date:     March 24, 1999           By:  /s/  John A. Modzelewski
                                             Chief Financial Officer


                                   Principal Accounting Officer

Date:     March 24, 1999           By:  /s/  Richard C. Stephan
                                             Vice President-Controller

                                   Directors

                                   Jess Hay
                                   Judith K. Hofer
                                   Jack F. Reichert
                                   Linda Johnson Rice
                                   Douglas L. Rock
                                   John C. Tolleson
                                   Timothy R. Wallace


Date:     March 24, 1999           By:  /s/  Richard C. Stephan
                                             Attorney-in-Fact