Form 10-Q
period 1999-03-31
VIAD CORP
filed 1999-05-12
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
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

                           Yes   X              No
                               ------               ------


As of April 30, 1999, 99,564,956 shares of Common Stock ($1.50 par value) were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                   VIAD CORP
                           CONSOLIDATED BALANCE SHEET

                                                                         March 31, 1999    December 31,
(000 omitted except number of shares)                                      (Unaudited)         1998
                                                                           -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    31,183     $     5,197
   Receivables                                                                 135,193         128,939
   Inventories                                                                  74,841          73,059
   Deferred income taxes                                                        37,398          38,063
   Other current assets                                                         49,750          36,867
                                                                           -----------     -----------
                                                                               328,365         282,125
   Funds, agents' receivables and current maturities
       of investments restricted for payment service obligations,
       after eliminating $90,000 invested in Viad commercial paper             284,339         561,266
                                                                           -----------     -----------
   Total current assets                                                        612,704         843,391
Investments restricted for payment service obligations                       2,523,828       2,415,588
Property and equipment                                                         444,987         467,577
Other investments and assets                                                   133,560         137,599
Deferred income taxes                                                           85,454          70,860
Intangibles                                                                    877,321         867,757
                                                                           -----------     -----------
                                                                           $ 4,677,854     $ 4,802,772
                                                                           -----------     -----------
                                                                           -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   145,051     $   136,805
   Accrued compensation                                                         63,406          92,460
   Other current liabilities                                                   190,278         164,148
   Current portion of long-term debt                                            32,876           3,105
                                                                           -----------     -----------
                                                                               431,611         396,518
   Payment service obligations                                               2,830,250       2,999,930
                                                                           -----------     -----------
   Total current liabilities                                                 3,261,861       3,396,448
Long-term debt                                                                 509,478         531,348
Pension and other benefits                                                      81,530          80,752
Other deferred items and insurance liabilities                                 161,941         138,622
Minority interests                                                               3,134           3,096
$4.75 Redeemable preferred stock                                                 6,629           6,625
Common stock and other equity:
   Common stock, $1.50 par value, 200,000,000 shares
       authorized, 99,739,925 shares issued                                    149,610         149,610
   Additional capital                                                          310,169         327,866
   Retained income                                                             340,870         328,305
   Unearned employee benefits and other                                       (133,746)       (162,543)
   Accumulated other comprehensive income:
       Unrealized gain on securities classified as available for sale           12,677          18,231
       Cumulative translation adjustments                                       (6,828)         (7,009)
   Common stock in treasury, at cost, 746,911 and 344,858 shares               (19,471)         (8,579)
                                                                           -----------     -----------
   Total common stock and other equity                                         653,281         645,881
                                                                           -----------     -----------
                                                                           $ 4,677,854     $ 4,802,772
                                                                           -----------     -----------
                                                                           -----------     -----------

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


Three months ended March 31,
(000 omitted, except per share data)             1999          1998
                                             ----------     ---------
REVENUES                                     $  592,449     $ 602,780
                                             ----------     ---------

Costs and expenses:
   Costs of sales and services                  549,164       562,944
   Corporate activities, net                      4,503         6,205
   Interest expense                               9,634        11,174
   Minority interests                               501           276
                                             ----------     ---------
                                                563,802       580,599
                                             ----------     ---------
Income before income taxes                       28,647        22,181
Income taxes                                      8,262         6,802
                                             ----------     ---------

NET INCOME                                    $  20,385     $  15,379
                                             ----------     ---------
                                             ----------     ---------

DILUTED NET INCOME PER COMMON SHARE           $    0.20     $    0.15
                                             ----------     ---------
                                             ----------     ---------


BASIC NET INCOME PER COMMON SHARE             $    0.21     $    0.16
                                             ----------     ---------
                                             ----------     ---------

Average outstanding common shares                94,640        93,979
Additional dilutive shares related to
   stock-based compensation                       3,812         3,872
                                             ----------     ---------
Average outstanding and potentially
   dilutive common shares                        98,452        97,851
                                             ----------     ---------
                                             ----------     ---------

Dividends declared per common share           $    0.08     $    0.08
                                             ----------     ---------
                                             ----------     ---------

Preferred stock dividends                     $     283     $     282
                                             ----------     ---------
                                             ----------     ---------

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                    CONSOLIDATED STATEMENT OF RETAINED INCOME
                                   (Unaudited)

Three months ended March 31,
(000 omitted)                                               1999           1998
                                                         ---------      ---------
Balance, beginning of year                               $ 328,305      $ 209,127
Net income                                                  20,385         15,379
Dividends on common and preferred stock                     (7,887)        (7,843)
Other                                                           67             80
                                                         ---------      ---------
Balance, end of period                                   $ 340,870      $ 216,743
                                                         ---------      ---------
                                                         ---------      ---------

See Notes to Consolidated Financial Statements.





                                    VIAD CORP
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


Three months ended March 31,
(000 omitted)                                                   1999          1998
                                                              --------      --------
Net income                                                    $ 20,385      $ 15,379
                                                              --------      --------

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities
       classified as available for sale:
       Holding losses arising during the period                 (4,147)         (295)
       Reclassification adjustment for net realized gains
          included in net income                                (1,407)       (1,266)
                                                              --------      --------
                                                                (5,554)       (1,561)
                                                              --------      --------
   Unrealized foreign currency translation adjustments:
       Holding gains arising during the period                     181           605
                                                              --------      --------
Other comprehensive loss                                        (5,373)         (956)
                                                              --------      --------
Comprehensive income                                          $ 15,012      $ 14,423
                                                              --------      --------
                                                              --------      --------

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

Three months ended March 31,
(000 omitted)                                                           1999               1998
                                                                     ---------          ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                           $  20,385          $  15,379
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization                                    21,917             20,309
       Deferred income taxes                                            (6,245)             2,679
       Other noncash items, net                                          1,265                (65)
       Change in operating assets and liabilities:
            Receivables and inventories                                 (5,519)            (9,387)
            Payment service assets and obligations, net                104,653            142,698
            Accounts payable and accrued compensation                  (24,702)           (23,744)
            Other assets and liabilities, net                            1,164                281
                                                                     ---------          ---------
Net cash provided by operating activities                              112,918            148,150
                                                                     ---------          ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                   (10,611)           (16,114)
Acquisitions of businesses, net of cash acquired                       (10,311)
Proceeds from sales of businesses, property and
   other assets, net                                                    52,859              3,008
Investments restricted for payment service obligations:
   Proceeds from sales and maturities of securities
       classified as available for sale                                276,623            185,191
   Proceeds from maturities of securities
       classified as held to maturity                                   54,227             29,774
   Purchases of securities classified as available for sale           (440,339)          (280,992)
   Purchases of securities classified as held to maturity               (6,081)           (70,991)
                                                                     ---------          ---------
Net cash used by investing activities                                  (83,633)          (150,124)
                                                                     ---------          ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                          (141)               (68)
Net change in short-term borrowings                                      8,000             24,000
Dividends on common and preferred stock                                 (7,887)            (7,843)
Proceeds from issuances  of treasury stock                               6,222              5,163
Common stock purchased for treasury                                     (9,493)
Cash payments on interest rate swap agreements
   related to debt                                                                         (2,129)
                                                                     ---------          ---------
Net cash (used) provided by financing activities                        (3,299)            19,123
                                                                     ---------          ---------

Net increase in cash and cash equivalents                               25,986             17,149
Cash and cash equivalents, beginning of year                             5,197             12,341
                                                                     ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  31,183          $  29,490
                                                                     ---------          ---------
                                                                     ---------          ---------


See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PREPARATION

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1998.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of March 31, 1999, and its results of operations and its cash flows for the three months ended March 31, 1999 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

NOTE B -- FUNDS, AGENTS' RECEIVABLES AND INVESTMENTS RESTRICTED FOR PAYMENT
          SERVICE OBLIGATIONS

A Viad payment services subsidiary generates funds from the sale of money orders and other payment instruments, with the related liability classified as "Payment service obligations." The proceeds of such sales, along with certain additional subsidiary funds, are invested in permissible securities, principally debt instruments. Such investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiary to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Accordingly, such restricted assets are not available to satisfy working capital or other financing requirements of Viad.

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds:

                                                                                     March 31,          December 31,
(000 omitted)                                                                          1999                 1998
                                                                                    -----------         -----------
Funds, agents' receivables and current maturities of
   investments restricted for payment service obligations,
   including $90,000 invested in Viad commercial paper (1)                          $   374,339         $   651,266
Investments restricted for payment service obligations (2)                            2,523,828           2,415,588
                                                                                    -----------         -----------
                                                                                      2,898,167           3,066,854
Payment service obligations                                                           2,830,250           2,999,930
                                                                                    -----------         -----------
Asset carrying amounts in excess of 1:1 funding
   coverage of payment service obligations (2)                                      $    67,917         $    66,924
                                                                                    -----------         -----------
                                                                                    -----------         -----------


(1) See Note D of Notes to Consolidated Financial Statements for description of Viad's revolving bank credit agreement, which supports its commercial paper obligations.
(2) See Note C of Notes to Consolidated Financial Statements for a summary of investments and their classification and carrying amounts in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As detailed therein, securities classified as "available for sale" are carried at market value and securities classified as "held to maturity" are carried at amortized cost. The market value of securities classified as "held to maturity" exceeded carrying amounts by $14,978,000 and $16,963,000 at March 31, 1999 and December 31, 1998, respectively.


NOTE C -- INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Investments restricted for payment service obligations include the following debt and equity securities:

                                                                                    March 31,       December 31,
(000 omitted)                                                                         1999               1998
                                                                                  -----------        -----------
Securities classified as available for sale, at fair value
   (amortized cost of $2,011,025 and $1,846,144)                                  $ 2,031,806        $ 1,876,031
Securities classified as held to maturity, at amortized cost
   (fair value of $516,572 and $566,664)                                              501,594            549,701
                                                                                  -----------        -----------
                                                                                    2,533,400          2,425,732
Less current maturities                                                                (9,572)           (10,144)
                                                                                  -----------        -----------
                                                                                  $ 2,523,828        $ 2,415,588
                                                                                  -----------        -----------
                                                                                  -----------        -----------

NOTE D -- DEBT

At March 31, 1999 and December 31, 1998, Viad classified as long-term debt $208,000,000 and $200,000,000, respectively, of short-term borrowings which, along with the $90,000,000 commercial paper issued to Viad's payment services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE E -- INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March 31, is as follows:

(000 omitted)                                              1999         1998
                                                         --------      -------
Computed income taxes at statutory
   federal income tax rate of 35%                        $ 10,026      $ 7,763
Nondeductible goodwill amortization                         1,305        1,051
Minority interests                                            175           97
State income taxes                                            887          673
Tax-exempt income                                          (6,204)      (4,506)
Adjustment to estimated annual effective tax rate           2,500        2,000
Other, net                                                   (427)        (276)
                                                         --------      -------
Provision for income taxes                               $  8,262      $ 6,802
                                                         --------      -------
                                                         --------      -------

NOTE F -- SUPPLEMENTARY INFORMATION--REVENUES AND OPERATING INCOME

Viad measures segment profit and performance based on operating segment income after minority interests and income taxes. Operating income is presented as additional information. An adjustment is made to the Payment Services segment to present revenues, operating income and income taxes on a fully taxable equivalent basis for income resulting from investments in tax-exempt securities. Intersegment sales and transfers are not significant. Interest expense is allocated to operations based on net funds advanced calculated based on current short-term interest rates. Corporate and other includes expenses of corporate activities and interest expense not allocated to operating segments, net of applicable income taxes. Total assets did not materially change from the amount disclosed in the 1998 Annual Report to Stockholders.

Disclosures regarding Viad's reportable segments under SFAS No. 131 along with reconciliations to consolidated totals are presented below.

                                                                      Net            Operating         Interest        Income Tax
(000 omitted)                                     Revenues           Income (1)       Income            Expense         (Benefit)
                                                 ---------          --------         --------          --------         --------
Quarter Ended March 31, 1999:
     Payment Services                            $ 131,135          $ 13,977         $ 24,130          $     --         $  9,679
     Convention and Event Services                 235,120            11,347           24,038             5,129            7,497
     Airline Catering                              217,389             5,129           11,230             1,484            4,617
                                                 ---------          --------         --------          --------         --------
         REPORTABLE SEGMENTS                       583,644            30,453           59,398             6,613           21,793
     Other:
         Travel and recreation services              9,210            (1,036)          (1,572)              400             (898)
         Sold businesses (2)                        10,928            (1,953)          (3,208)             (201)          (1,054)
         Corporate and other                                          (7,079)          (4,503)            2,822             (246)
                                                 ---------          --------         --------          --------         --------
         Subtotal                                  603,782            20,385           50,115             9,634           19,595
     Less taxable equivalent adjustment            (11,333)                           (11,333)                           (11,333)
                                                 ---------          --------         --------          --------         --------
                                                 $ 592,449          $ 20,385         $ 38,782          $  9,634         $  8,262
                                                 ---------          --------         --------          --------         --------
                                                 ---------          --------         --------          --------         --------
Quarter Ended March 31, 1998:
     Payment Services                            $  76,509          $  9,402         $ 15,727          $     --         $  6,325
     Convention and Event Services                 209,587             9,858           20,000             3,400            6,742
     Airline Catering                              204,534             4,663           10,617             1,949            4,005
                                                 ---------          --------         --------          --------         --------
         REPORTABLE SEGMENTS                       490,630            23,923           46,344             5,349           17,072
     Other:
         Travel and recreation services              8,065            (1,196)          (1,792)              547           (1,067)
         Sold businesses (2)                       112,316             1,895            3,515               100            1,168
         Corporate and other                                          (9,243)          (6,205)            5,178           (2,140)
                                                 ---------          --------         --------          --------         --------
         Subtotal                                  611,011            15,379           41,862            11,174           15,033
     Less taxable equivalent adjustment             (8,231)                            (8,231)                            (8,231)
                                                 ---------          --------         --------          --------         --------
                                                 $ 602,780          $ 15,379         $ 33,631          $ 11,174         $  6,802
                                                 ---------          --------         --------          --------         --------
                                                 ---------          --------         --------          --------         --------

(1) Net income is after deducting minority interests as follows: Payment Services, $474,000 (1999); Convention and Event Services, $65,000 (1999); Travel and recreation services, $(38,000) (1999) and $(76,000) (1998); and Sold businesses, $352,000 (1998).
(2) The sold businesses category includes operating results up to the respective dates of sale for ASIG (sold effective as of April 1, 1998), GLSI (sold on September 15, 1998) and the contract foodservice operations (sold on January 27, 1999) and public service division units (sold in March
     1999) of Restaura, Inc. The sale of the Restaura units was recorded in the first quarter of 1999 and, after providing for costs of sale and related expense provisions, the net gain was not material.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Viad Corp ("Viad") focuses on three principal service businesses: Payment Services, Convention and Event Services and Airline Catering.

On January 27, 1999, Viad completed the sale of the contract foodservice operations of Restaura, Inc. The public service division units of Restaura, Inc. were sold in March 1999. After providing for costs of sale and related expense provisions, the net gain was not material. Restaura's operations, along with the results of the sold Aircraft Services International Group ("ASIG") and Greyhound Leisure Services, Inc. ("GLSI"), are included in Viad's "Sold businesses" segment until the respective dates of sale.

There were no other material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the "Results of Operations" section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1998.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF FIRST QUARTER OF 1999 TO THE FIRST QUARTER OF 1998:

In the first quarter of 1999, revenues decreased $10.3 million, or 1.7 percent, to $592.4 million from $602.8 million in 1998 as a result of sales of noncore businesses during 1998 and the first quarter of 1999, partially offset by revenues of MoneyGram Payment Systems, Inc. ("MoneyGram," acquired as of June 1,
1998). Revenues of ongoing businesses rose 18.6 percent for the quarter.

Net income for the first quarter of 1999 was $20.4 million, or $0.20 per share, an increase of 33.3 percent on a per share basis from the 1998 first quarter net income of $15.4 million, or $0.15 per share.

PAYMENT SERVICES. Revenues of the Payment Services segment were $119.8 million for the first quarter of 1999, up $51.5 million, or 75.5 percent, from 1998 first quarter revenues, while net income increased $4.6 million, or 48.7 percent. A payment services subsidiary invests substantial amounts of its growing money order and official check funds in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On the fully taxable equivalent basis, first quarter revenues would have been higher by $11.3 million and $8.2 million in 1999 and 1998, respectively, resulting in a 71.4 percent segment revenue increase. Results were driven by continuing strong growth in traditional Travelers Express operations, particularly rapid growth in official check volume, and by the inclusion of MoneyGram in the 1999 period. Excluding the results of MoneyGram, revenues on the fully taxable equivalent basis increased over 20 percent. Operating margins on the fully taxable equivalent basis were
18.4 percent in the first quarter of 1999, down slightly from 20.6 percent in the 1998 first quarter as a result of changing product mix (both Game Financial, acquired in December 1997, and MoneyGram have lower operating margins than Travelers Express' traditional business).

CONVENTION AND EVENT SERVICES. Convention and Event Services first quarter 1999 revenues increased $25.5 million, or 12.2 percent, to $235.1 million from $209.6 million in the 1998 first quarter. Net income for the segment increased 15.1 percent to $11.3 million in the 1999 first quarter, and operating margins increased from 9.5 percent in the 1998 first quarter to
10.2 percent in the 1999 quarter. Both GES Exposition Services and Exhibitgroup/Giltspur reported solid gains, including contributions from acquisitions made during 1998 and early 1999.

AIRLINE CATERING. The first quarter 1999 revenues of the Airline Catering segment were $217.4 million, an increase of 6.3 percent from the 1998 first quarter revenues of $204.5 million. Operating margins remained steady at 5.2 percent. The revenue increase resulted from new business added by Dobbs International Services during 1998, including the Las Vegas kitchen, and by strong airline traffic. Net income increased 10.0 percent to $5.1 million as a result of strong cash flow, which lowered interest expense in the 1999 period.

TRAVEL AND RECREATION SERVICES. Revenues of the travel and recreation businesses increased 14.2 percent from those of the 1998 first quarter, primarily as a result of non-baseball events held at Bank One Ballpark and an increase in Canadian winter touring packages. The seasonal net loss for the first quarter declined slightly. The first and fourth quarters are historically the slowest for these businesses.

SOLD BUSINESSES. The sold businesses include the results of Restaura, ASIG, and GLSI up to their respective dates of sale. Revenues of the sold businesses were $10.9 million in the first quarter of 1999 compared to $112.3 million in the 1998 quarter. The seasonal net loss related to Restaura was $2.0 million in the first quarter of 1999 compared to net income of $1.9 million for all of the sold businesses in the 1998 quarter.

CORPORATE ACTIVITIES, NET. Corporate activities, net, decreased $1.7 million in the first quarter of 1999 compared to the first quarter of 1998. In addition to ongoing cost reduction efforts, Viad increased Corporate expense allocations charged to its operating subsidiaries in 1999.

INTEREST EXPENSE. Interest expense decreased $1.5 million in the 1999 first quarter. Interest expense from new borrowings for the June 1998 acquisition of MoneyGram was more than offset by the effects of repayment of debt and termination of related interest rate swap agreements with proceeds from the sales of noncore assets and businesses in 1998 and early 1999.

INCOME TAXES. The effective tax rate in the 1999 first quarter was 28.8 percent compared to 30.7 percent for the first quarter of 1998. The relatively low tax rate is primarily attributable to increased tax-exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at March 31, 1999 was $542.4 million compared with $534.5 million at December 31, 1998. The debt-to-capital ratio at March 31, 1999 was
0.45 to 1, unchanged from December 31, 1998.

During the first quarter of 1999, approximately 352,000 shares were purchased for $9.5 million under Viad's stock repurchase program. During the quarter, Viad received $6.2 million of proceeds from the exercise of stock options. The purpose of the program is to replenish common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares.

EBITDA (defined as net income before interest expense, income taxes and depreciation and amortization and including the fully taxable equivalent adjustment) is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA was $71.5 million in the first quarter of 1999, an increase of 15.6 percent over that of the 1998 quarter.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report to Stockholders for the year ended December 31, 1998.

READINESS FOR THE YEAR 2000:

During the quarter, Viad continued the implementation of initiatives necessary to make its systems, products and infrastructure "Year 2000" compliant on a timely basis. Viad's overall plan to address the Year 2000 problem is described more fully in its 1998 Annual Report on Form 10-K.

Although no assurances can be made, Viad believes that it has identified all material systems and applications that are subject to Year 2000 risk and has either achieved Year 2000 compliance or initiated the implementation of plans to achieve timely Year 2000 compliance for such systems. A significant portion of Viad's Year 2000 initiatives have been finished with the remainder in various stages of completion. Viad's entire Year 2000 project is expected to be completed by mid-1999. Incremental costs (primarily for software consultants and outside programming help) necessary to bring systems and applications into Year 2000 compliance are being expensed as incurred. Viad currently estimates that the incremental cost of its Year 2000 projects will total approximately $13.5 million, of which approximately 25 percent was expensed in the first quarter of 1999 and approximately 70 percent was expensed prior to 1999. A substantial portion of the aggregate Year 2000 cost estimate pertains to efforts at Viad's payment services operations, where remediation of key systems was completed by the end of the first quarter of 1999. The Year 2000 costs are exclusive of costs which would have been incurred as part of normal systems and application replacements and/or upgrades to meet current and future business needs. Viad continues to monitor and evaluate the additional efforts and costs associated with the Year 2000 initiative.

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

FORWARD-LOOKING STATEMENTS:

As provided by the "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain forward-looking statements, assumptions and discussions, including those relating to expectations of or current trends in growth in air traffic, consumer demand, new business, ongoing cost reduction efforts, Year 2000 compliance issues and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, the rate of expansion of flights to new locations, consumer demand patterns, purchasing decisions related to customer demand for convention and event services, existing and new competition, consolidation and growth patterns within the industries in which Viad competes, and the timely achievement of Year 2000 compliance by Viad and third parties with whom Viad conducts business, may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Viad's market risk during the quarter ended March 31, 1999.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of stockholders of Viad Corp was held May 11, 1999.

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

(c) Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

         1.  The election of Directors as follows:

         Judith K. Hofer
         ---------------
         Affirmative Vote.............................................79,666,006
         Withheld Authority..............................................602,592

         Jack F. Reichert
         ----------------
         Affirmative Vote.............................................79,656,707
         Withheld Authority..............................................611,891

         2. The appointment of Deloitte & Touche LLP to audit the accounts of Viad and its subsidiaries for the fiscal year 1999.

         Affirmative Vote.............................................80,051,986
         Against.........................................................102,615
         Abstentions.....................................................113,997

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No. 27 - Financial Data Schedule

      (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIAD CORP
                                       (Registrant)

                                    By /s/ Jack A. Modzelewski
                                       -----------------------
                                       Jack A. Modzelewski
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Authorized Officer)
May 12, 1999