Form 10-Q
period 1999-06-30
VIAD CORP
filed 1999-08-12
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
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


As of July 31, 1999, 97,286,659 shares of Common Stock ($1.50 par value) were outstanding.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30, 1999            DECEMBER 31,
(000 OMITTED, EXCEPT NUMBER OF SHARES)                                                     (UNAUDITED)                 1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $         25,106            $  15,554
   Receivables                                                                                    78,278               97,262
   Inventories                                                                                    76,274               61,185
   Deferred income taxes                                                                          43,871               31,954
   Other current assets                                                                           45,507               32,992
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 269,036              238,947
   Funds, agents' receivables and current maturities of
       investments restricted for payment service obligations,
       after eliminating $90,000 invested in Viad commercial paper                               562,796              561,266
---------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                          831,832              800,213
Investments restricted for payment service obligations                                         2,717,359            2,415,588
Property and equipment                                                                           284,003              294,595
Investment in discontinued operations                                                            437,576              386,300
Other investments and assets                                                                     108,006              121,856
Deferred income taxes                                                                            102,193               66,814
Intangibles                                                                                      626,834              602,926
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      5,107,803         $  4,688,292
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term bank loans                                                                $         23,000         $        -
   Accounts payable                                                                              114,266              109,332
   Accrued compensation                                                                           39,709               57,404
   Other current liabilities                                                                     143,873              118,661
   Current portion of long-term debt                                                              32,816                3,105
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 353,664              288,502
   Payment service obligations                                                                 3,378,542            2,999,930
---------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                   3,732,206            3,288,432
Long-term debt                                                                                   509,236              531,348
Pension and other benefits                                                                        74,686               74,529
Other deferred items and insurance liabilities                                                   166,684              138,381
Minority interests                                                                                 3,657                3,096
$4.75 Redeemable preferred stock                                                                   6,632                6,625
Common stock and other equity:
   Common stock, $1.50 par value, 200,000,000 shares
       authorized, 99,739,925 shares issued                                                      149,610              149,610
   Additional capital                                                                            311,196              327,866
   Retained income                                                                               376,246              328,305
   Unearned employee benefits and other                                                         (145,579)            (162,543)
   Accumulated other comprehensive income:
      Unrealized (loss) gain on securities classified as
         available for sale, net of tax                                                          (27,408)              18,231
      Cumulative translation adjustments                                                          (5,806)              (7,009)
   Common stock in treasury, at cost, 1,437,080 and 344,858 shares                               (43,557)              (8,579)
---------------------------------------------------------------------------------------------------------------------------------
   Total common stock and other equity                                                           614,702              645,881
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        $      5,107,803         $  4,688,292
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    QUARTER ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
(000 OMITTED, EXCEPT PER SHARE DATA)                               1999               1998                1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                   $    420,396       $    427,855        $    793,801         $    793,841
------------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Costs of sales and services                                  365,648            383,533             708,653              724,541
   Corporate activities, net                                      5,141              6,137              10,294               13,430
   Interest expense                                               7,132              6,714              13,627               14,305
   Nonrecurring item (provision for payments
       previously received pursuant to patent
       infringement litigation)                                                     10,642                                   10,642
   Minority interests                                               785                190               1,286                  466
------------------------------------------------------------------------------------------------------------------------------------
                                                                378,706            407,216             733,860              763,384
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       41,690             20,639              59,941               30,457
Income taxes                                                      8,666              3,371              12,067                4,757
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                33,024             17,268              47,874               25,700
Income from discontinued operations                              11,143             23,354              16,678               30,301
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $     44,167       $     40,622        $     64,552         $     56,001
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

DILUTED INCOME PER COMMON SHARE:
   Continuing operations                                   $       0.33       $       0.18         $      0.48          $      0.26
   Discontinued operations                                         0.12               0.23                0.17                 0.30
------------------------------------------------------------------------------------------------------------------------------------
   Diluted net income per common share                     $       0.45       $       0.41         $      0.65          $      0.56
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

BASIC INCOME PER COMMON SHARE:
   Continuing operations                                   $       0.34       $       0.18         $      0.49          $      0.27
   Discontinued operations                                         0.12               0.25                0.18                 0.32
------------------------------------------------------------------------------------------------------------------------------------
   Basic net income per common share                       $       0.46       $       0.43         $      0.67          $      0.59
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Average outstanding common shares                                94,863             94,419              94,751               94,199
Additional dilutive shares related
   to stock-based compensation                                    3,645              4,196               3,729                4,034
------------------------------------------------------------------------------------------------------------------------------------
Average outstanding and potentially
   dilutive common shares                                        98,508             98,615              98,480               98,233
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                        $       0.09       $       0.08         $      0.17          $      0.16
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Preferred stock dividends                                  $        282       $        282         $       565          $       564
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                   QUARTER ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
(000 OMITTED)                                                      1999            1998                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                  $    44,167        $    40,622         $    64,552         $    56,001
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:
   Unrealized (loss) gain on securities
   classified as available for sale:
      Holding (losses) gains arising during the period          (39,283)             4,329             (43,430)              4,034
      Reclassification adjustment for realized
         gains included in net income                              (802)            (2,388)             (2,209)             (3,654)
------------------------------------------------------------------------------------------------------------------------------------
                                                                (40,085)             1,941             (45,639)                380
------------------------------------------------------------------------------------------------------------------------------------
   Unrealized foreign currency translation adjustments:
      Holding gains (losses) arising during the period            1,022             (2,632)              1,203              (2,027)
      Reclassification adjustment for sale of
         investment in a foreign entity included
         in net income                                                                  51                                      51
------------------------------------------------------------------------------------------------------------------------------------
                                                                  1,022             (2,581)              1,203              (1,976)
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive loss                                        (39,063)              (640)            (44,436)             (1,596)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                        $     5,104        $    39,982         $    20,116         $    54,405
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      SIX MONTHS ENDED JUNE 30,
(000 OMITTED)                                                                                       1999                  1998
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                                                $       64,552        $       56,001
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                                29,808                26,256
     Deferred income taxes                                                                        (9,025)               (8,071)
     Income from discontinued operations                                                         (16,678)              (30,301)
     Gains on sales of businesses and assets, net                                                 (4,391)               (6,108)
     Other noncash items, net                                                                      6,136                 5,514
     Change in operating assets and liabilities:
         Receivables and inventories                                                               5,849               (12,674)
         Payment service assets and obligations, net                                             397,054               384,483
         Accounts payable and accrued compensation                                               (16,655)                7,624
         Other assets and liabilities, net                                                        (5,695)              (26,314)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        450,955               396,410
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                                             (25,456)              (31,725)
Acquisitions of businesses, net of cash acquired                                                 (10,587)             (221,962)
Proceeds from sales of businesses, property and other assets, net                                 53,991                95,752
Investments restricted for payment service obligations:
     Proceeds from sales and maturities of securities
         classified as available for sale                                                        504,144               442,260
     Proceeds from maturities of securities
         classified as held to maturity                                                           77,172                44,668
     Purchases of securities classified as available for sale                                   (938,963)             (774,236)
     Purchases of securities classified as held to maturity                                      (42,245)              (86,082)
Net investments and advances (to) from discontinued operations                                   (34,598)               28,802
----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                           (416,542)             (502,523)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                                                  (2,337)               (2,163)
Net change in short-term borrowings                                                               33,000               153,878
Dividends on common and preferred stock                                                          (16,754)              (15,713)
Proceeds from issuances of treasury stock, net of exchanges                                       16,240                 8,342
Common stock purchased for treasury                                                              (55,010)
Cash payments on interest rate swap agreements related to debt                                                         (17,122)
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                                 (24,861)              127,222
----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                          9,552                21,109
Cash and cash equivalents, beginning of year                                                      15,554                17,097
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $       25,106        $       38,206
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                   VIAD CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1998.

On July 1, 1999, Viad completed the previously announced sale of Dobbs International Services, Inc. ("Dobbs"), its airline catering business. Viad had previously sold its Aircraft Service International Group ("ASIG"), which performed aircraft fueling and ground-handling operations, as of April 1, 1998. The sale of Dobbs completed the disposition of Viad's airline catering and services segment. The accompanying financial statements have been prepared to reflect Viad's historical financial position and results of operations as adjusted for the reclassification of the airline catering and services businesses as discontinued operations.

Current and prior year consolidated revenues, operating income and interest expense also reflect the elimination of intercompany interest payments on $90,000,000 invested in Viad commercial paper by a Payment Services subsidiary. The elimination has no effect on Viad's income from continuing operations or net income.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of June 30, 1999, its results of operations for the quarters and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

NOTE B - FIDUCIARY ASSETS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Viad's Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as "Payment service obligations." The proceeds of such sales, along with certain additional subsidiary funds, are invested primarily in permissible securities, principally debt instruments. Such investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. In addition, certain funds and other investments of Payment Services subsidiaries are available for such obligations. Accordingly, such assets of Payment Services subsidiaries are not available to satisfy working capital or other financing requirements of Viad.

As described in notes to Viad's annual financial statements, a Payment Services subsidiary hedges a substantial portion of the variable rate commission payments to its selling agents through the purchase of swap agreements, which convert the variable rate commission payments to fixed rate payments. The fair value of such swap agreements, while not recorded on Viad's balance sheet, generally increases when market values of fixed rate debt investments held by Payment Services subsidiaries decline (and vice versa).

Under normal circumstances, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service items as they are presented.

Presented as additional information below is a summary of asset and liability carrying amounts related to the payment service obligations, followed by the fair value of related off-balance-sheet swap agreements:


                                                                                      JUNE 30,                 DECEMBER 31,
(000 OMITTED)                                                                           1999                       1998
---------------------------------------------------------------------------------------------------------------------------
Funds, agents' receivables and current maturities of
   investments restricted for payment service obligations,
   including $90,000 invested in Viad commercial paper (1)                 $        652,796          $          651,266
Investments restricted for payment service obligations (2)                        2,717,359                   2,415,588
Other assets available for payment service obligations                               38,724                      33,987
---------------------------------------------------------------------------------------------------------------------------
                                                                                  3,408,879                   3,100,841
Payment service obligations                                                       3,378,542                   2,999,930
---------------------------------------------------------------------------------------------------------------------------
Carrying amount of assets in excess of 1:1 funding
   coverage of payment service obligations (2)                                       30,337                     100,911
Fair value (liability) of off-balance-sheet swap agreements (3)                      41,721                     (25,097)
---------------------------------------------------------------------------------------------------------------------------
Total (2)                                                                  $         72,058          $           75,814
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


(1) See Note D for a description of Viad's revolving bank credit agreement, which supports its commercial paper obligations.

(2) See Note C for a summary of investments and their classification and carrying amounts in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As detailed therein, securities classified as "available for sale" are carried at market value, and securities classified as "held to maturity" are carried at amortized cost. The market value of securities classified as "available for sale" was less than amortized cost by $44,933,000 at June 30, 1999, and exceeded amortized cost by $29,887,000 at December 31, 1998. The market value of securities classified as "held to maturity" exceeded carrying amounts by $2,054,000 and $16,963,000 at June 30, 1999 and December 31, 1998, respectively.

(3) The fair value represents the estimated amount that Viad would receive from (pay to) counterparties to terminate the swap agreements at June 30, 1999 and December 31, 1998.

NOTE C - INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Investments restricted for payment service obligations include the following debt and equity securities:


                                                                                         JUNE 30,            DECEMBER 31,
(000 OMITTED)                                                                              1999                   1998
--------------------------------------------------------------------------------------------------------------------------
Securities available for sale, at fair value (1)
   (amortized cost of $2,282,383 and $1,846,144)                                $     2,237,450         $     1,876,031
Securities held to maturity, at amortized cost
   (fair value of $516,805 and $566,664)                                                514,751                 549,701
--------------------------------------------------------------------------------------------------------------------------
                                                                                      2,752,201               2,425,732
Less current maturities                                                                 (34,842)                (10,144)
--------------------------------------------------------------------------------------------------------------------------
                                                                                $     2,717,359         $     2,415,588
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


(1) The net unrealized holding gains (losses) included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income" were $(27,408,000), net of a deferred tax asset of $17,525,000 at June 30, 1999, and $18,231,000, net of a deferred tax liability of $11,656,000 at December 31, 1998. The unrealized holding loss arising during 1999 is due principally to increased market interest rates.

NOTE D - DEBT

At June 30, 1999 and December 31, 1998, Viad classified as long-term debt $210,000,000 and $200,000,000, respectively, of short-term borrowings which, along with the $90,000,000 of commercial paper issued to Viad's payment services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE E - INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:


(000 OMITTED)                                                                              1999                    1998
--------------------------------------------------------------------------------------------------------------------------
Computed income taxes at statutory federal income tax rate of 35%               $        20,979         $        10,660
Nondeductible goodwill amortization                                                       1,624                   1,026
Minority interests                                                                          450                     163
State income taxes                                                                        1,244                   1,065
Tax-exempt income                                                                       (13,271)                 (9,770)
Adjustment to estimated annual effective rate                                             1,750                   1,500
Other, net                                                                                 (709)                    113
--------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                      $        12,067         $         4,757
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


     NOTE F - SUPPLEMENTARY INFORMATION--REVENUES AND OPERATING INCOME

     Viad measures segment profit and performance based on operating segment income from continuing operations after minority interests and income taxes, but before nonrecurring items. Operating income by segment is presented as additional information. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis for income resulting from investments in tax-exempt securities. Intersegment sales and transfers are not significant. Interest expense is allocated to operations based on net funds advanced calculated based on current short-term interest rates. Corporate and other includes expenses of corporate activities and interest expense not allocated to operating segments. Total assets by segment did not materially change from the amount disclosed in the 1998 Annual Report to Stockholders.

     Disclosures regarding Viad's reportable segments under SFAS No. 131 along with reconciliations to consolidated totals are presented below.


                                             QUARTER ENDED JUNE 30, 1999                       QUARTER ENDED JUNE 30, 1998
                                   -----------------------------------------------   ----------------------------------------------
                                              INCOME FROM                                       INCOME FROM
                                               CONTINUING   OPERATING   INTEREST                 CONTINUING   OPERATING  INTEREST
(000 OMITTED)                       REVENUES   OPERATIONS    INCOME      EXPENSE      REVENUES   OPERATIONS    INCOME     EXPENSE
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------

Payment Services                   $  141,845  $   17,772  $   30,322  $         -   $   95,603  $   11,176  $   18,873  $        -
Convention and Event Services         259,831      16,880      33,292        5,143      228,585      13,575      26,297       3,925
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
   Reportable Segments                401,676      34,652      63,614        5,143      324,188      24,751      45,170       3,925

Other:
   Travel and recreation services      33,301       3,203       5,715          380       30,898       2,467       4,501         500
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
      Subtotal, ongoing operations    434,977      37,855      69,329        5,523      355,086      27,218      49,671       4,425
   Sold travel and recreation
      businesses (1)                                                                     84,069       3,766       5,951         176
   Corporate and other                             (4,831)     (5,141)       3,280                   (6,799)     (6,137)      3,797
   Intercompany interest
      elimination (2)                  (1,671)                 (1,671)      (1,671)      (1,684)                 (1,684)     (1,684)
   Nonrecurring item (3)                                                                             (6,917)    (10,642)
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
Subtotal                              433,306      33,024      62,517        7,132      437,471      17,268      37,159       6,714
Less taxable equivalent adjustment    (12,910)                (12,910)                   (9,616)                 (9,616)
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
   Totals as reported              $  420,396  $   33,024  $   49,607  $     7,132   $  427,855  $   17,268  $   27,543  $    6,714
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------



                                            SIX MONTHS ENDED JUNE 30, 1999                   SIX MONTHS ENDED JUNE 30, 1998
                                   -----------------------------------------------   ----------------------------------------------
                                              INCOME FROM                                       INCOME FROM
                                               CONTINUING   OPERATING   INTEREST                 CONTINUING   OPERATING  INTEREST
                                    REVENUES   OPERATIONS    INCOME      EXPENSE      REVENUES   OPERATIONS    INCOME     EXPENSE
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------

Payment Services                   $  272,980  $   31,749  $   54,452  $         -   $  172,112  $   20,578  $   34,600  $        -
Convention and Event Services         494,951      28,227      57,330       10,272      438,172      23,433      46,297       7,325
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
   Reportable Segments                767,931      59,976     111,782       10,272      610,284      44,011      80,897       7,325

Other:
   Travel and recreation services      42,511       2,167       4,143          780       38,963       1,271       2,709       1,047
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
      Subtotal, ongoing operations    810,442      62,143     115,925       11,052      649,247      45,282      83,606       8,372
   Sold travel and recreation
      businesses (1)                   10,928      (1,953)     (3,208)        (201)     165,791       4,056       6,891         308
   Corporate and other                            (12,316)    (10,294)       6,102                  (16,721)    (13,430)      8,975
   Intercompany interest
      elimination (2)                  (3,326)                 (3,326)      (3,326)      (3,350)                 (3,350)     (3,350)
   Nonrecurring item (3)                                                                             (6,917)    (10,642)
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
Subtotal                              818,044      47,874      99,097       13,627      811,688      25,700      63,075      14,305
Less taxable equivalent adjustment    (24,243)                (24,243)                  (17,847)                (17,847)
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
   Totals as reported              $  793,801  $   47,874  $   74,854  $    13,627   $  793,841  $   25,700  $   45,228  $   14,305
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  -----------   ----------  ----------  ----------  ----------


(1) The sold travel and recreation businesses category includes operating results up to the respective dates of sale for businesses which have not been classified as discontinued operations, including Greyhound Leisure Services, Inc., (sold on September 15, 1998) and the contract foodservice operations (sold on January 27, 1999) and public service division units (sold in March 1999) of Restaura, Inc.

(2) Current and prior year consolidated revenues, operating income and interest expense reflect the elimination of intercompany interest payments on $90,000,000 invested in Viad commercial paper by a Payment Services subsidiary. The elimination has no effect on Viad's income from continuing operations or net income.

(3) The nonrecurring item represents a provision for repayment of amounts previously received by Travelers Express, Viad's Payment Services subsidiary, under a proposed litigation settlement term sheet.

NOTE G - DISCONTINUED OPERATIONS

On July 1, 1999, Viad completed the previously announced sale of Dobbs, its airline catering business. Effective April 1, 1998, Viad sold ASIG, which conducted aircraft fueling and ground-handling operations. The sale of Dobbs completed the disposition of Viad's airline catering and services segment.

The historical financial statements have been reclassified to present revenues and operating results of Viad's airline catering and services businesses up to the respective disposition dates of ASIG and Dobbs, as well as the gain on sale of ASIG, as discontinued operations. The gain on the sale of Dobbs, after deducting costs of sale, related expense provisions and taxes, will be recorded in the third quarter of 1999 and reported as discontinued operations.

Revenues applicable to the airline catering and services segment totaled $220,790,000 and $227,532,000 for the quarters ended June 30, 1999 and 1998, respectively, and $438,179,000 and $462,660,000 for the six month periods ended June 30, 1999 and 1998, respectively.

The caption, "Income from discontinued operations" presented in the Consolidated Statements of Income includes the following, net of applicable income taxes:


                                                                   QUARTER ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
(000 OMITTED)                                                      1999            1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------------

Income from operations:
   Dobbs                                                  $      11,143      $      10,153       $      16,678       $      15,443
   ASIG                                                                                                                      1,657
------------------------------------------------------------------------------------------------------------------------------------
                                                                 11,143             10,153              16,678              17,100
Gain on sale of ASIG                                                                13,201                                  13,201
------------------------------------------------------------------------------------------------------------------------------------

Income from discontinued operations                       $      11,143      $      23,354       $      16,678       $      30,301
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Viad Corp ("Viad") focuses on two principal service businesses: Payment Services and Convention and Event Services.

On July 1, 1999, Viad completed the previously announced sale of its airline catering business, conducted by Dobbs International Services, Inc. ("Dobbs"). Effective April 1, 1998, Viad had previously sold its Aircraft Services International Group ("ASIG"), which conducted aircraft fueling and ground-handling operations. The sale of Dobbs completed the disposition of Viad's airline catering and services segment. The financial statements have been prepared to reflect Viad's historical financial position and results of operations as adjusted for the reclassification of the airline catering and services businesses up to the respective disposition dates of Dobbs and ASIG, as well as the gain on sale of ASIG, as discontinued operations. The gain on the sale of Dobbs, after deducting costs of sale, related expense provisions and taxes, will be recorded in the third quarter of 1999 and reported as discontinued operations.

Current and prior year consolidated revenues, operating income and interest expense reflect the elimination of intercompany interest payments on $90 million invested in Viad commercial paper by a Payment Services subsidiary. The elimination has no effect on Viad's income from continuing operations or net income.

On January 27, 1999, Viad completed the sale of the contract foodservice operations of Restaura, Inc. The public service division units of Restaura, Inc. were sold in March 1999. After providing for costs of sale and related expense provisions, the net gain was not material. Restaura's operations, along with the results of Greyhound Leisure Services, Inc. ("GLSI"), sold September 15, 1998, are included in Viad's "Sold travel and recreation businesses" category up to the respective dates of sale.

There were no other material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1998.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF SECOND QUARTER OF 1999 TO THE SECOND QUARTER OF 1998:

In the second quarter of 1999, revenues from continuing operations decreased $7.5 million, or 1.7 percent, to $420.4 million from $427.9 million in 1998 as a result of noncore travel and recreation businesses sold during 1998 and the first quarter of 1999, but not classified as discontinued operations. Revenues of ongoing operations, excluding the sold travel and recreation businesses, rose
22.2 percent for the quarter.

Income from continuing operations for the second quarter of 1999 was $33.0 million, or $0.33 per share. Excluding the nonrecurring provision for payments previously received pursuant to patent infringement litigation of $6.9 million (after-tax), or $0.07 per share, the second quarter 1998 income from continuing operations was $24.2 million, or $0.25 per share.

Net income for the second quarter of 1999 was $44.2 million, or $0.45 per share, including discontinued operations income (representing the operating results of Dobbs) of $11.1 million, or $0.12 per share. The 1998 second quarter net income was $40.6 million, or $0.41 per share, including discontinued operating income (Dobbs) of $10.2 million, or $0.10 per share, the $13.2 million, or $0.13 per share, gain on sale of ASIG and after deducting the $6.9 million, or $0.07 per share, nonrecurring item described above.


                                                                                              QUARTER ENDED JUNE 30,
(000 OMITTED)                                                                              1999                    1998
-------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
   BEFORE NONRECURRING ITEM                                                     $        33,024         $        24,185
Nonrecurring item (provision for patent infringement
   payments received)                                                                                            (6,917)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                        33,024                  17,268
Income from discontinued operations:
   INCOME FROM OPERATIONS                                                                11,143                  10,153
   Gain on sale of ASIG                                                                                          13,201
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $        44,167         $        40,622
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

DILUTED INCOME PER COMMON SHARE:
   INCOME FROM CONTINUING OPERATIONS,
       BEFORE NONRECURRING ITEM                                                 $          0.33         $          0.25
   Nonrecurring item (provision for patent infringement
       payments received)                                                                                         (0.07)
-------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                                       0.33                    0.18
   Income from discontinued operations:
       INCOME FROM OPERATIONS                                                              0.12                    0.10
       Gain on sale of ASIG                                                                                        0.13
-------------------------------------------------------------------------------------------------------------------------
   Diluted net income per common share                                          $          0.45         $          0.41
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


PAYMENT SERVICES. A Payment Services subsidiary invests substantial amounts of its growing money order and official check funds in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On the fully taxable equivalent basis, second quarter 1999 revenues of the Payment Services segment were $141.8 million, up $46.2 million, or 48.4 percent, from 1998 second quarter revenues. Net income increased $6.6 million, or 59.0 percent. Results were driven by continuing strong growth in Travelers Express traditional operations, higher investment income due to increased invested funds, and by the inclusion of MoneyGram Payment Systems, Inc. ("MoneyGram", acquired as of June 1, 1998) for two additional months in the 1999 period. Excluding the results of MoneyGram from both periods, revenues on the fully taxable equivalent basis increased 18.7 percent. Operating margins on the fully taxable equivalent basis were 21.4 percent in the second quarter of 1999, up slightly from 19.7 percent in the 1998 second quarter.

CONVENTION AND EVENT SERVICES. Convention and Event Services' second quarter 1999 revenues increased $31.2 million, or 13.7 percent, to $259.8 million from $228.6 million in the 1998 second quarter. Net income for the segment increased
24.3 percent to $16.9 million in the 1999 second quarter, and operating margins increased from 11.5 percent in the 1998 second quarter to 12.8 percent in the 1999 second quarter as a result of eliminating low margin business throughout 1998. Both GES and Exhibitgroup/Giltspur reported improved results, including contributions from small acquisitions made during 1998 and early 1999, supplemented by results from a major trade show held every three years.

TRAVEL AND RECREATION SERVICES. Revenues of the ongoing travel and recreation businesses were $33.3 million for the second quarter of 1999, up $2.4 million, or 7.8 percent, from 1998 second quarter revenues. Net income increased $700,000, or 29.8 percent. The increases were primarily as a result of higher independent and group tour revenues in Canada and more games held at Bank One Ballpark in the second quarter of 1999 versus the second quarter of 1998.

CORPORATE ACTIVITIES, NET. Corporate activities, net, decreased $1.0 million in the second quarter of 1999 compared to the second quarter of 1998. In addition to ongoing cost reduction efforts, Viad increased Corporate expense allocations to its operating subsidiaries in 1999.

INTEREST EXPENSE. Interest expense in the 1999 second quarter increased $400,000 over interest expense in the 1998 second quarter. This resulted from increased interest expense related to borrowings for the June 1998 acquisition of MoneyGram and Viad's stock repurchase programs, offset partially by the effects of the repayment of debt and termination of related interest rate swap agreements with proceeds from the sales of noncore assets and businesses in 1998 and early 1999.

INCOME TAXES. The effective tax rate for continuing operations in the 1999 second quarter was 20.8 percent compared to 16.3 percent for the second quarter 1998. Excluding the effects of the $6.9 million nonrecurring provision for patent infringement litigation, the effective tax rate for the second quarter of 1998 was 22.7 percent. The lower comparable tax rate in 1999 is primarily attributable to increased tax-exempt investment income in 1999.

COMPARISON OF FIRST SIX MONTHS OF 1999 TO THE FIRST SIX MONTHS OF 1998:

Revenues of $793.8 million for the first six months of 1999 were essentially even with 1998's six month revenues. Excluding the revenues of noncore travel and recreation businesses sold during 1998 and the first quarter of 1999 but not classified as discontinued operations, revenues of ongoing operations rose 24.5 percent.

Income from continuing operations for the first six months of 1999 was $47.9 million, or $0.48 per share. Excluding the $6.9 million, or $0.07 per share, nonrecurring item previously described, income from continuing operations for the first six months of 1998 was $32.6 million, or $0.33 per share.

Net income for the first six months of 1999 was $64.6 million, or $0.65 per share, including $16.7 million, or $0.17 per share, income from discontinued operations, representing the operating results of Dobbs. Net income for the first six months of 1998 was $56.0 million, or $0.56 per share, including $17.1 million, or $0.17 per share, income representing the discontinued operating results of Dobbs and ASIG, the $13.2 million, or $0.13 per share, gain on sale of ASIG and after deducting the $6.9 million, or $0.07 per share, nonrecurring item.


                                                                                            SIX MONTHS ENDED JUNE 30,
(000 OMITTED)                                                                              1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
   BEFORE NONRECURRING ITEM                                                     $        47,874         $        32,617
Nonrecurring item (provision for patent infringement
   payments received)                                                                                            (6,917)
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                        47,874                  25,700
Income from discontinued operations:
   INCOME FROM OPERATIONS                                                                16,678                  17,100
   Gain on sale of ASIG                                                                                          13,201
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $        64,552         $        56,001
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                    Page 13


DILUTED INCOME PER COMMON SHARE:
   INCOME FROM CONTINUING OPERATIONS,
       BEFORE NONRECURRING ITEM                                                 $          0.48         $          0.33
   Nonrecurring item (provision for patent infringement
       payments received)                                                                                         (0.07)
-----------------------------------------------------------------------------------------------------------------------------
   Income from continuing operations                                                       0.48                    0.26
   Income from discontinued operations:
       INCOME FROM OPERATIONS                                                              0.17                    0.17
       Gain on sale of ASIG                                                                                        0.13
-----------------------------------------------------------------------------------------------------------------------------
   Diluted net income per common share                                          $          0.65         $          0.56
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


PAYMENT SERVICES. On the fully taxable equivalent basis, revenues of the Payment Services segment for the first six months of 1999 were $273.0 million, up $100.9 million, or 58.6 percent, from 1998 six month revenues, while net income increased $11.2 million, or 54.3 percent. Results were driven by continuing strong growth in traditional Travelers Express operations, particularly growth in official check volume, and by the inclusion of MoneyGram in all of the 1999 period. Excluding the results of MoneyGram from both periods, revenues on the fully taxable equivalent basis increased 19.8 percent. Operating margins on the fully taxable equivalent basis were 19.9 percent for six months 1999, down slightly from 20.1 percent in the 1998 six months as a result of changing product mix.

CONVENTION AND EVENT SERVICES. Convention and Event Services' 1999 six month revenues of $495.0 million were $56.8 million, or 13.0 percent, greater than the 1998 six month period. Net income for the segment increased 20.5 percent to $28.2 million, and operating margins increased to 11.6 percent from 10.6 percent in 1998. As noted above, revenues and operating results have improved as a result of concentrating on higher-margin business, contributions from small acquisitions and the favorable benefits of show rotation from a major trade show.

TRAVEL AND RECREATION SERVICES. For the first six months of 1999, revenues of the ongoing travel and recreation businesses were $42.5 million, up $3.5 million, or 9.1 percent, from the first six months 1998, while net income increased $900,000. The increases were primarily as a result of higher independent and group tour revenues in Canada (despite a late spring opening) and more games held at Bank One Ballpark in the second quarter of 1999 versus the second quarter of 1998.

CORPORATE ACTIVITIES, NET. Corporate activities, net, decreased $3.1 million in the first six months of 1999 compared to the same period in 1998. The decrease was a result of ongoing cost reduction efforts as well as an increased Corporate expense allocation to Viad's operating subsidiaries in 1999.

INTEREST EXPENSE. Interest expense for the first six months of 1999 was $13.6 million compared to $14.3 million for the comparable period of 1998. Increased interest expense from new borrowings for the June 1998 acquisition of MoneyGram and Viad's stock repurchase programs was more than offset by the effects of the repayment of debt and termination of related interest rate swap agreements with proceeds from the sale of noncore assets and businesses in 1998 and early 1999.

INCOME TAXES. The effective tax rate for the first six months of 1999 was 20.1 percent compared to 15.6 percent for six months 1998. Excluding the effects of the $6.9 million nonrecurring provision for patent infringement litigation, the effective tax rate for the first six months of 1998 was 20.6 percent. The lower comparable tax rate in 1999 is primarily attributable to increased tax-exempt investment income in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at June 30, 1999 was $565.1 million compared with $534.5 million at December 31, 1998. The debt-to-capital ratio at June 30, 1999 was
0.47 to 1 compared to 0.45 to 1 at December 31, 1998. The increase in the debt-to-capital ratio is due primarily to the increase in debt resulting from Viad's stock repurchase programs and the reduction in equity from unrealized holding losses arising during the 1999 six month period on securities classified as available for sale (see Note C of Notes to Consolidated Financial Statements).

On July 1, 1999, Viad received approximately $780 million in cash proceeds upon the sale of Dobbs. A portion of the proceeds was immediately used to repay short-term borrowings, with the balance temporarily invested in debt securities. As announced previously, Viad ultimately anticipates utilizing the net proceeds (after payment of taxes on the gain on sale of Dobbs) to repurchase $100 million to $150 million of its common stock, to repay $100 million of debt, and to fund strategic acquisitions in Viad's core business areas.

During the first six months of 1999, approximately 1,852,000 shares of Viad common stock were purchased for a total price of $55.0 million under Viad's stock repurchase programs. During the first six months of 1999, Viad received $16.2 million net proceeds from the exercise of stock options. In conjunction with the sale of Dobbs, Viad repurchased approximately 1,163,000 shares in July 1999.

EBITDA (defined as income from continuing operations before interest expense, income taxes, depreciation and amortization and nonrecurring items and including the fully taxable equivalent adjustment) is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA for the first six months of 1999 was $127.6 million, an increase of 28.3 percent over that of the comparable 1998 period.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report to Stockholders for the year ended December 31, 1998.

READINESS FOR THE YEAR 2000:

During the quarter and six months ended June 30, 1999, Viad completed several projects and continued the implementation of initiatives necessary to make its systems, products and infrastructure "Year 2000" compliant on a timely basis. Viad's overall plan to address the Year 2000 problem is described more fully in the 1998 Annual Report on Form 10-K.

Although no assurances can be made, Viad believes that it has identified all material systems and applications that are subject to Year 2000 risk and has either achieved Year 2000 compliance or initiated the implementation of plans to achieve timely Year 2000 compliance for such systems. A significant portion of Viad's Year 2000 initiatives have been finished with the remainder in various stages of completion. Testing and finalization of Viad's entire Year 2000 project will be timely completed in all material respects by the end of 1999. Incremental costs (primarily for software consultants and outside programming help) necessary to bring systems and applications into Year 2000 compliance are being expensed as incurred. Viad currently estimates that the incremental cost of its Year 2000 projects will total approximately $14 million, of which approximately 25 percent has been expensed to date in 1999 and approximately 70 percent was expensed by the end of 1998. A substantial portion of the aggregate Year 2000 cost estimate pertains to efforts at Viad's payment services operations, where remediation of several key systems has already been completed. The Year

2000 costs are exclusive of costs which would have been incurred as part of normal systems and application replacements and/or upgrades to meet current and future business needs. Viad continues to monitor and evaluate the additional efforts and costs associated with the Year 2000 initiative.

Viad believes, based on information available to date, that it will be able to accomplish its total Year 2000 testing and transition by the end of 1999, without any material adverse effect on its business operations, products, financial position or results of operations. However, due to the complexity and pervasiveness of the Year 2000 issues and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that successful transition will be achieved by the Year 2000 deadline or that Viad would not suffer any material adverse effect on its business, financial position or results of operations if such changes are not completed timely.

FORWARD-LOOKING STATEMENTS:

As provided by the "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain forward-looking statements, assumptions and discussions, including those relating to expectations of or current trends in consumer demand, new business, ongoing cost reduction efforts, Year 2000 compliance issues and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, consumer demand patterns, purchasing decisions related to customer demand for convention and event services, existing and new competition, consolidation and growth patterns within the industries in which Viad competes, and the timely achievement of Year 2000 compliance by Viad and third parties with whom Viad conducts business, may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As explained in Notes B and C of Notes to Consolidated Financial Statements, debt and equity securities classified as "available for sale" are carried at fair value, with the net unrealized holding gain or loss included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." In addition, although a substantial portion of the variable rate commission payments to selling agents of Viad's payments services business is hedged into fixed commission payments through the purchase of swap agreements, the fair value of such swap agreements is not recorded on Viad's balance sheet.

The fair value of the securities classified as available for sale and the fair value of the swap agreements are sensitive to changes in interest rates. Based on a hypothetical 10 percent proportionate change in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements as well as the expected borrowing level of variable-rate debt, the change in pre-tax income would not be material. However, a 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale by approximately $71 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $43 million) and an estimated off-balance-sheet increase in the fair value of Viad's swap agreements by approximately $39 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale by approximately $69 million (along with an after-tax increase in accumulated other comprehensive income of approximately $42 million) and an estimated off-balance-sheet decrease in the fair value of Viad's swap agreements by approximately $39 million.

PART II.     OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of the annual meeting of stockholders of Viad Corp held on May 11, 1999, were presented in the Form 10-Q for the quarterly period ended March 31, 1999. No other matters were submitted to a vote of security holders during the second quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No. 27.1 -- Financial Data Schedule
         Exhibit No. 27.2 -- Restated Financial Data Schedule
         Exhibit No. 27.3 -- Restated Financial Data Schedule

(b) A report on Form 8-K dated May 18, 1999, was filed by the registrant during the quarter for which this report is filed. The Form 8-K reported under Items 5 and 7 Viad's press release announcement of the sale of Viad's airline catering business, Dobbs International Services, Inc.

         In addition, a report on Form 8-K dated July 1, 1999, was filed by the registrant. The Form 8-K reported under Items 2 and 7 the completion of the previously announced sale of the airline catering business for aggregate cash consideration of approximately $780 million and provided pro forma financial information giving effect to the sale transaction.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIAD CORP
                                       (Registrant)

August 11, 1999                        BY /S/ CATHERINE L. STEVENSON
                                         ---------------------------
                                       Catherine L. Stevenson
                                       Controller
                                       (Chief Accounting Officer
                                       and Authorized Officer)