Form 10-Q
period 1999-09-30
VIAD CORP
filed 1999-11-12
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
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


As of October 29, 1999, 94,969,691 shares of Common Stock ($1.50 par value) were outstanding.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                 VIAD CORP
                        CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 1999         December 31,
(000 omitted, except number of shares)                                         (Unaudited)                 1998
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $         18,327        $      15,554
   Short-term investments                                                          167,112
   Receivables                                                                      95,653               95,796
   Inventories                                                                      81,386               61,185
   Deferred income taxes                                                            54,865               31,954
   Other current assets                                                             36,543               32,992
---------------------------------------------------------------------------------------------------------------
                                                                                   453,886              237,481
   Funds, agents' receivables and current maturities of investments restricted for payment service obligations, after eliminating
       $50,000 and $90,000 invested in Viad commercial paper                       399,868              533,625
---------------------------------------------------------------------------------------------------------------
   Total current assets                                                            853,754              771,106
Investments restricted for payment service obligations                           2,924,360            2,415,588
Investments in securities                                                          275,171
Property and equipment                                                             291,352              294,595
Investment in discontinued operations                                                                   386,300
Other investments and assets                                                       114,749              121,856
Deferred income taxes                                                              113,822               66,814
Intangibles                                                                        628,447              602,926
---------------------------------------------------------------------------------------------------------------
                                                                          $      5,201,655        $   4,659,185
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $        125,896        $     108,927
   Accrued compensation                                                             39,485               57,404
   Other current liabilities                                                       246,370              118,661
   Current portion of long-term debt                                                32,817                3,105
---------------------------------------------------------------------------------------------------------------
                                                                                   444,568              288,097
   Payment service obligations                                                   3,414,514            2,971,228
---------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                     3,859,082            3,259,325
Long-term debt                                                                     377,140              531,348
Pension and other benefits                                                          76,429               74,529
Other deferred items and insurance liabilities                                     157,048              138,381
Minority interests                                                                   3,920                3,096
$4.75 Redeemable preferred stock                                                     6,636                6,625
Common stock and other equity:
   Common stock, $1.50 par value, 200,000,000 shares
       authorized, 99,739,925 shares issued                                        149,610              149,610
   Additional capital                                                              297,585              327,866
   Retained income                                                                 610,613              328,305
   Unearned employee benefits and other                                           (136,495)            (162,543)
   Accumulated other comprehensive income:
      Unrealized (loss) gain on securities classified as
         available for sale, net of tax                                            (47,404)              18,231
      Cumulative translation adjustments                                            (5,413)              (7,009)
   Common stock in treasury, at cost, 4,711,609 and 344,858 shares                (147,096)              (8,579)
---------------------------------------------------------------------------------------------------------------
   Total common stock and other equity                                             721,400              645,881
---------------------------------------------------------------------------------------------------------------
                                                                          $      5,201,655     $      4,659,185
===============================================================================================================

See Notes to Consolidated Financial Statements.

                                 VIAD CORP
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                         Quarter ended September 30,     Nine months ended September 30,
(000 omitted, except per share data)                         1999               1998                1999            1998
------------------------------------------------------------------------------------------------------------------------
REVENUES                                                $ 394,222          $ 433,613         $ 1,188,023     $ 1,227,454
------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Costs of sales and services                            339,535            382,984           1,048,188       1,107,525
   Corporate activities, net                                4,302              5,824              14,596          19,254
   Other investment income                                 (8,145)                                (8,145)
   Interest expense                                         6,323              6,839              19,950          21,144
   Nonrecurring and nonoperating items, net                  (528)           (26,684)               (528)        (16,042)
   Minority interests                                         313              1,105               1,599           1,571
------------------------------------------------------------------------------------------------------------------------
                                                          341,800            370,068           1,075,660       1,133,452
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 52,422             63,545             112,363          94,002
Income taxes                                               11,899             18,817              23,966          23,574
------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                          40,523             44,728              88,397          70,428
Income from discontinued operations                       202,276             12,305             218,954          42,606
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $ 242,799          $  57,033         $   307,351     $   113,034
========================================================================================================================

DILUTED INCOME PER COMMON SHARE:
   Continuing operations                                $    0.42          $    0.45         $      0.90     $      0.71
   Discontinued operations                                   2.12               0.13                2.24            0.43
------------------------------------------------------------------------------------------------------------------------
   Diluted net income per common share                  $    2.54          $    0.58         $      3.14     $      1.14
========================================================================================================================

BASIC INCOME PER COMMON SHARE:
   Continuing operations                                $    0.43          $    0.47         $      0.93     $      0.74
   Discontinued operations                                   2.21               0.13                2.34            0.45
------------------------------------------------------------------------------------------------------------------------
   Basic net income per common share                    $    2.64          $    0.60         $      3.27     $      1.19
========================================================================================================================

Average outstanding common shares                          92,001             94,595              93,835          94,331
Additional dilutive shares related
   to stock-based compensation                              3,421              4,000               3,625           4,023
------------------------------------------------------------------------------------------------------------------------
Average outstanding and potentially
   dilutive common shares                                  95,422             98,595              97,460          98,354
========================================================================================================================

Dividends declared per common share                     $    0.09          $    0.08         $      0.26     $      0.24
========================================================================================================================

Preferred stock dividends                               $     283          $     282         $       848     $       846
========================================================================================================================

See Notes to Consolidated Financial Statements.

                                 VIAD CORP
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)


                                                           Quarter ended September 30,     Nine months ended September 30,
(000 omitted)                                                  1999               1998                1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 242,799          $  57,033         $   307,351     $   113,034

Other comprehensive income (loss), net of tax:
   Unrealized (loss) gain on securities
   classified as available for sale:
      Holding (losses) gains arising during
         the period                                         (18,230)            15,912             (61,660)         19,946
      Reclassification adjustment for realized
         gains included in net income                        (1,766)            (2,427)             (3,975)         (6,081)
-----------------------------------------------------------------------------------------------------------------------------
                                                            (19,996)            13,485             (65,635)         13,865
-----------------------------------------------------------------------------------------------------------------------------
   Unrealized foreign currency translation adjustments:
      Holding gains (losses) arising during the period          196             (1,217)                588          (3,244)
      Reclassification adjustment for sale of
         investment in a foreign entity included
         in net income                                          197                                  1,008              51
-----------------------------------------------------------------------------------------------------------------------------
                                                                393             (1,217)              1,596          (3,193)
-----------------------------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income                           (19,603)            12,268             (64,039)         10,672
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                      $ 223,196          $  69,301         $   243,312     $   123,706
=============================================================================================================================

See Notes to Consolidated Financial Statements.

                                 VIAD CORP
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                     Nine months ended September 30,
(000 omitted)                                                                   1999            1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                              $    307,351    $    113,034
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                            45,352          42,907
     Deferred income taxes                                                   (14,016)         (6,165)
     Income from discontinued operations                                    (218,954)        (42,606)
     Gains on sales of businesses and assets, net                             (7,727)        (41,754)
     Other noncash items, net                                                 13,477          10,609
     Change in operating assets and liabilities:
         Receivables and inventories                                         (12,265)        (14,465)
         Payment service assets and obligations, net                         580,537         571,479
         Accounts payable and accrued compensation                            (5,738)         11,766
         Other assets and liabilities, net                                   (40,966)         (1,414)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    647,051         643,391
-------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                         (39,309)        (42,145)
Acquisitions of businesses, net of cash acquired                             (32,559)       (327,793)
Proceeds from sales of businesses, property and other assets, net            829,577         185,439
Proceeds from sales and maturities of securities
     classified as available for sale                                        823,005         698,273
Proceeds from maturities of securities classified as held to maturity         89,455          85,576
Purchases of securities classified as available for sale                  (1,707,545)     (1,233,696)
Purchases of securities classified as held to maturity                      (269,820)        (96,309)
Net investments and advances (to) from discontinued operations               (34,598)         37,386
-------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                       (341,794)       (693,269)
-------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                              (3,290)         (2,408)
Net change in short-term borrowings                                         (122,000)         98,000
Dividends on common and preferred stock                                      (25,264)        (23,606)
Proceeds from issuances of treasury stock, net of exchanges                   27,031          14,403
Common stock purchased for treasury                                         (178,961)        (17,274)
Cash payments on interest rate swap agreements related to debt                               (17,122)
-------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                            (302,484)         51,993
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                      2,773           2,115
Cash and cash equivalents, beginning of year                                  15,554          17,097
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     18,327    $     19,212
=======================================================================================================

See Notes to Consolidated Financial Statements.

                               VIAD CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report to Stockholders for the year ended December 31, 1998 and the Viad Corp Form 8-K dated July 1, 1999 (filed August 25, 1999).

On July 1, 1999, Viad completed the sale of Dobbs International Services, Inc. ("Dobbs"), its airline catering business. Viad had previously sold its Aircraft Service International Group ("ASIG"), which performed aircraft fueling and ground-handling operations, as of April 1, 1998. The sale of Dobbs completed the disposition of Viad's airline catering and services segment. The accompanying financial statements have been prepared to reflect Viad's historical financial position and results of operations as adjusted for the reclassification of the airline catering and services businesses up to the respective disposition dates of Dobbs and ASIG, as well as the gains on sales of Dobbs and ASIG, as discontinued operations. See Note I for a summary of Discontinued Operations.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of September 30, 1999, its results of operations for the quarters and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

NOTE B - ASSETS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

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

Presented as additional information below is a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related off-balance-sheet swap agreements:


                                                                                  SEPTEMBER 30,       DECEMBER 31,
(000 OMITTED)                                                                              1999               1998
-------------------------------------------------------------------------------------------------------------------
Funds, agents' receivables and current maturities of investments restricted for payment service obligations, including $50,000
   and $90,000 invested in Viad commercial paper (1)                                $   449,868        $   623,625
Investments restricted for payment service obligations (2)                            2,924,360          2,415,588
Other assets available for payment service obligations                                   20,808             23,568
Payment service obligations                                                          (3,414,514)        (2,971,228)
Fair value (liability) of off-balance-sheet swap agreements (3)                          35,714            (25,097)
-------------------------------------------------------------------------------------------------------------------
Total (2)                                                                           $    16,236        $    66,456
===================================================================================================================

(1) See Note E for a description of Viad's revolving bank credit agreement, which supports its commercial paper obligations.
(2) See Note C for a summary of investments and their classification and carrying amounts in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As detailed therein, securities classified as "available for sale" are carried at market value, and securities classified as "held to maturity" are carried at amortized cost. The fair value of securities classified as "available for sale" was less than amortized cost by $76,217,000 at September 30, 1999, and exceeded amortized cost by $29,887,000 at December 31, 1998. The market value of securities classified as "held to maturity" was less than carrying amounts by $4,219,000 at September 30,1999 and exceeded carrying amounts by $16,963,000 at December 31, 1998.
(3) The fair value represents the estimated amounts that Viad would receive from (pay to) counterparties to terminate the swap agreements at September 30, 1999 and December 31, 1998.

NOTE C - INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Investments restricted for payment service obligations include the following debt and equity securities:

                                                                                  SEPTEMBER 30,       DECEMBER 31,
(000 OMITTED)                                                                              1999               1998
-------------------------------------------------------------------------------------------------------------------
Securities available for sale, at fair value (1)
   (amortized cost of $2,290,407 and $1,846,144)                                     $2,214,190         $1,876,031
Securities held to maturity, at amortized cost
   (fair value of $725,851 and $566,664)                                                730,070            549,701
-------------------------------------------------------------------------------------------------------------------
                                                                                      2,944,260          2,425,732
Less current maturities                                                                 (19,900)           (10,144)
-------------------------------------------------------------------------------------------------------------------
                                                                                     $2,924,360         $2,415,588
===================================================================================================================

(1) The net unrealized holding gains (losses) included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income" were $(46,492,000), net of a deferred tax asset of $29,725,000 at September 30, 1999, and $18,231,000, net of a deferred tax liability of $11,656,000 at December 31, 1998. The unrealized holding loss arising during 1999 is due principally to increased market interest rates.

NOTE D - INVESTMENTS IN SECURITIES

A portion of the proceeds from the sale of Dobbs has been invested in securities included in the Consolidated Balance Sheets under the caption "Investments in securities" with the current portion and investments with original maturities of three months or less included in "Short-term investments." The investments are classified as "available for sale" and are carried at fair value in accordance with SFAS No. 115. The fair value and amortized cost of these investments was $442,283,000 and $443,778,000, respectively, at September 30, 1999. The net unrealized holding losses included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income" were $912,000, net of a deferred tax asset of $583,000 at September 30, 1999. Income arising from these investments is included in the Consolidated Statements of Income under the caption, "Other investment income."

NOTE E - DEBT

At September 30, 1999 and December 31, 1998, Viad classified as long-term debt $78,000,000 and $200,000,000, respectively, of short-term borrowings. These short-term borrowings, along with the $50,000,000 and $90,000,000 of commercial paper issued to Viad's Payment Services subsidiary at September 30, 1999 and December 31, 1998, respectively, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September 30, is as follows:


(000 OMITTED)                                                                             1999               1998
-------------------------------------------------------------------------------------------------------------------
Computed income taxes at statutory federal income tax rate of 35%                      $ 39,327           $ 32,901
Nondeductible goodwill amortization                                                       1,273                980
Minority interests                                                                          560                550
State income taxes                                                                        1,983              2,917
Tax-exempt income                                                                       (20,620)           (15,496)
Adjustment to estimated annual effective rate                                               725                650
Other, net                                                                                  718              1,072
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                             $ 23,966           $ 23,574
===================================================================================================================



NOTE G - SUPPLEMENTARY INFORMATION--REVENUES AND OPERATING INCOME

Viad measures segment profit and performance based on operating segment income from continuing operations after minority interests and income taxes, but before nonrecurring items. Operating income by segment is presented as additional information. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis for income resulting from investments in tax-exempt securities. Intersegment sales and transfers are not significant. Interest expense is allocated to operations based on net funds advanced and is calculated based on current short-term interest rates. Corporate and other includes expenses of corporate activities and interest expense not allocated to operating segments. Revenues, operating income and interest expense reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary. The elimination has no effect on Viad's income from continuing operations or net income.

Disclosures regarding Viad's reportable segments under SFAS No. 131 along with reconciliations to consolidated totals are presented below.

                                              QUARTER ENDED SEPTEMBER 30, 1999               QUARTER ENDED SEPTEMBER 30, 1998
                                        ---------------------------------------------  --------------------------------------------
                                                                        INCOME FROM                                   INCOME FROM
                                                          OPERATING     CONTINUING                       OPERATING     CONTINUING
(000 OMITTED)                             REVENUES         INCOME       OPERATIONS       REVENUES         INCOME      OPERATIONS
                                        --------------  -------------  -------------   --------------  ------------- --------------
Payment Services                           $  152,180       $ 34,648      $  21,148       $  128,746       $ 26,649      $  15,557
Convention and Event Services                 200,902         18,423          7,962          187,276         16,070          7,065
                                        --------------  -------------  -------------  --------------  ------------- --------------
    Reportable Segments                       353,082         53,071         29,110          316,022         42,719         22,622

Other:
    Travel and recreation services             55,960         16,436          9,128           53,975         15,732          8,765
                                        --------------  -------------  -------------   --------------  ------------- --------------
      Subtotal, ongoing operations            409,042         69,507         38,238          369,997         58,451         31,387
    Sold travel and recreation
      businesses (1)                                                                          75,772          4,334          2,645
    Corporate and other                                       (4,302)        (3,021)                         (5,824)        (4,954)
    Other investment income (2)                                               5,082
    Nonrecurring and nonoperating items (3)                                     224                                         15,650
    Intercompany interest
      elimination                              (1,397)        (1,397)                         (1,697)        (1,697)
                                        --------------  -------------  -------------   --------------  ------------- --------------
Subtotal                                      407,645         63,808         40,523          444,072         55,264         44,728
Less taxable equivalent adjustment            (13,423)       (13,423)                        (10,459)       (10,459)
                                        --------------  -------------  -------------   --------------  ------------- --------------
    Totals as reported                     $  394,222       $ 50,385      $  40,523       $  433,613       $ 44,805      $  44,728
                                        ==============  =============  =============   ==============  ============= ==============


                                            NINE MONTHS ENDED SEPTEMBER 30, 1999           NINE MONTHS ENDED SEPTEMBER 30, 1998
                                        ---------------------------------------------  --------------------------------------------
                                                                        INCOME FROM                                   INCOME FROM
                                                          OPERATING     CONTINUING                       OPERATING     CONTINUING
                                          REVENUES         INCOME       OPERATIONS       REVENUES         INCOME      OPERATIONS
                                        --------------  -------------  -------------   --------------  ------------- --------------
Payment Services                          $   425,160      $  89,100       $ 52,897      $   300,858       $ 61,249       $ 36,135
Convention and Event Services                 695,853         75,753         36,189          625,448         62,367         30,498
                                        --------------  -------------  -------------   --------------  ------------- --------------
    Reportable Segments                     1,121,013        164,853         89,086          926,306        123,616         66,633

Other:
    Travel and recreation services             98,471         20,579         11,295           92,938         18,441         10,036
                                        --------------  -------------  -------------   --------------  ------------- --------------
      Subtotal, ongoing operations          1,219,484        185,432        100,381        1,019,244        142,057         76,669
    Sold travel and recreation
      businesses (1)                           10,928         (3,208)        (1,953)         241,563         11,225          6,701
    Corporate and other                                      (14,596)       (15,337)                        (19,254)       (21,675)
    Other investment income (2)                                               5,082
    Nonrecurring and nonoperating items (3)                                     224                         (10,642)         8,733
    Intercompany interest
      elimination                              (4,723)        (4,723)                         (5,047)        (5,047)
                                        --------------  -------------  -------------   --------------  ------------- --------------
Subtotal                                    1,225,689        162,905         88,397        1,255,760        118,339         70,428
Less taxable equivalent adjustment            (37,666)       (37,666)                        (28,306)       (28,306)
                                        --------------  -------------  -------------   --------------  ------------- --------------
    Totals as reported                    $ 1,188,023      $ 125,239       $ 88,397      $ 1,227,454       $ 90,033       $ 70,428
                                        ==============  =============  =============   ==============  ============= ==============


(1) The sold travel and recreation businesses category includes operating results up to the respective dates of sale for businesses which have not been classified as discontinued operations.
(2) Other investment income arose from investment of a portion of the proceeds from the sale of Dobbs.
(3)    See Note H.

NOTE H - NONRECURRING AND NONOPERATING ITEMS, NET

A net gain of $528,000 ($224,000 after-tax, or less than $0.01 per share) was recorded in 1999's third quarter. Included in the net gain was a nonoperating charge of $7,397,000 ($4,721,000 after taxes), representing Viad's pro-rata share of the cumulative losses of the Arizona Diamondbacks limited partnership. The charge resulted from adopting the equity method of accounting for Viad's approximately 10% investment in the new baseball franchise (for which Viad's Recreation Division provides concession services at Bank One Ballpark). The losses to date include startup costs and rapid amortization of the portion of the expansion franchise cost assigned to player contract rights. Viad's share of the Arizona Diamondback losses is a noncash charge and is recorded one quarter in arrears. The portion of the total after-tax charge attributable to Viad's reporting periods was $1,536,000 (1999 first quarter); $1,779,000 (1999 second quarter); $65,000
(1999 third quarter); and $1,341,000 (attributable to periods prior to 1999). A nonrecurring gain of $7,925,000 ($4,945,000 after taxes), representing an adjustment which increased a previously reported gain on sale of a business not classified as discontinued operations, was also included in this item.

In 1998, the nonrecurring items represent a provision of $10,642,000 ($6,917,000 after taxes) recorded in the second quarter for repayment of amounts previously received by Travelers Express, Viad's Payment Services subsidiary, under a proposed patent litigation settlement; and a gain of $26,684,000 ($15,650,000 after taxes) in the third quarter arising from the sale of a subsidiary not classified as discontinued operations.

NOTE I - DISCONTINUED OPERATIONS

On July 1, 1999, Viad received approximately $780,000,000 in cash proceeds upon completion of the sale of Dobbs International Services, Inc. ("Dobbs"), its airline catering business. Effective April 1, 1998, Viad sold its Aircraft Services International Group ("ASIG"), which conducted aircraft fueling and ground-handling operations. The sale of Dobbs completed the disposition of Viad's airline catering and services segment.

Revenues applicable to the airline catering and services segment totaled $237,083,000 for the quarter ended September 30, 1998, and $438,179,000 and $699,743,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

The caption, "Income from discontinued operations" presented in the Consolidated Statements of Income includes the following, net of applicable income taxes:


                                            QUARTER ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
(000 OMITTED)                                  1999             1998                1999             1998
--------------------------------------------------------------------------------------------------------------

Income from operations                       $     --          $12,305            $ 16,678         $29,405
Gains on sales of businesses:
   Dobbs                                      213,437                              213,437
   ASIG                                                                                             13,201
Provision related to previously
   discontinued businesses                    (11,161)                             (11,161)
-------------------------------------------------------------------------------------------------------------
Income from discontinued operations          $202,276          $12,305            $218,954         $42,606
==============================================================================================================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Viad Corp ("Viad") focuses on two principal service businesses: Payment Services and Convention and Event Services.

On July 1, 1999, Viad completed the sale of its airline catering business, conducted by Dobbs International Services, Inc. ("Dobbs"). Effective April 1, 1998, Viad had previously sold its Aircraft Services International Group ("ASIG"), which conducted aircraft fueling and ground-handling operations. The sale of Dobbs completed the disposition of Viad's airline catering and services segment. The financial statements have been prepared to reflect Viad's historical financial position and results of operations as adjusted for the reclassification of the airline catering and services businesses up to the respective disposition dates of Dobbs and ASIG, as well as the gains on sales of Dobbs and ASIG, as discontinued operations.

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

There were no other material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the results section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Form 8-K dated July 1, 1999 (filed August 25, 1999).

All per share figures discussed are stated on the diluted basis.

COMPARISON OF THIRD QUARTER OF 1999 TO THE THIRD QUARTER OF 1998:

In the third quarter of 1999, revenues decreased $39.4 million, or 9.1 percent, to $394.2 million from $433.6 million in 1998. The 1998 revenues include $75.8 million related to noncore travel and recreation businesses sold during 1998 and the first quarter of 1999, but not classified as discontinued operations. Revenues of ongoing operations on a fully taxable equivalent basis, excluding the sold travel and recreation businesses, rose 10.6 percent for the quarter.

Income from continuing operations for the third quarter of 1999 was $40.5 million, or $0.42 per share compared to $44.7 million, or $0.45 per share in 1998. Before nonrecurring and nonoperating items described below, the 1999 income from continuing operations was $40.3 million, also $0.42 per share, compared with $29.1 million, or $0.29 per share last year.


                                                                    QUARTER ENDED SEPTEMBER 30,
(000 OMITTED, EXCEPT PER SHARE DATA)                               1999                    1998
---------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
   BEFORE NONRECURRING AND NONOPERATING ITEMS                    $40,299                 $29,078
Nonrecurring and nonoperating items, net (1)                         224                  15,650
---------------------------------------------------------------------------------------------------
Income from continuing operations                                $40,523                 $44,728
===================================================================================================

DILUTED INCOME PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS,
   BEFORE NONRECURRING AND NONOPERATING ITEMS                    $  0.42                 $  0.29
Nonrecurring and nonoperating items, net (1)                                                0.16
-----------------------------------------------------------------------------------------------------
Income from continuing operations                                $  0.42                 $  0.45
=====================================================================================================

(1) Includes Viad's equity in the losses of the Arizona Diamondbacks limited partnership. The portion of the $4,721,000 total after-tax nonoperating charge attributable to Viad's reporting periods was $1,536,000 (1999 first quarter); $1,779,000 (1999 second quarter); $65,000 (1999 third quarter); and $1,341,000 (attributable to periods prior to 1999). Viad's share of the losses is a noncash charge and is recorded one quarter in arrears. A nonrecurring gain of $4,945,000 (after-tax), representing an adjustment which increased a previously reported gain on sale of a business not classified as discontinued operations, was also included in the 1999 quarter. The 1998 item represents a gain arising from the sale of a subsidiary not classified as discontinued operations.

Net income for the third quarter of 1999 was $242.8 million, or $2.54 per share, including income from discontinued operations of $202.3 million, or $2.12 per share. Income from discontinued operations was composed of a gain on the sale of Dobbs of $213.4 million, or $2.24 per share, and a provision related to previously discontinued businesses of $11.1 million, or $0.12 per share. The 1998 third quarter net income was $57.0 million, or $0.58 per share, including income from discontinued operations representing the operating results of Dobbs of $12.3 million, or $0.13 per share.

PAYMENT SERVICES. A Payment Services subsidiary invests substantial amounts of its money order and official check funds in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On the fully taxable equivalent basis, third quarter 1999 revenues of the Payment Services segment were $152.2 million, up $23.4 million, or 18.2 percent, from 1998 third quarter revenues. Net income increased $5.6 million, or 35.9 percent. Operating margins on the fully taxable equivalent basis were 22.8 percent in the third quarter of 1999, up slightly from 20.7 percent in the 1998 third quarter. Results were driven by continuing strong growth in official check and MoneyGram wire transfer operations.

CONVENTION AND EVENT SERVICES. The third quarter is the slowest quarter for the Convention and Event Services' segment. Third quarter 1999 revenues increased $13.6 million, or 7.3 percent, to $200.9 million from $187.3 million in the 1998 third quarter. Net income for the segment increased 12.7 percent to $8.0 million in the 1999 third quarter, and operating margins increased from 8.6 percent in the 1998 third quarter to 9.2 percent in the 1999 third quarter as a result of eliminating low margin business throughout 1998. Both GES and Exhibitgroup/Giltspur reported improved results, including contributions from small acquisitions made during 1998 and early 1999, supplemented by results from the Geneva Telecom show.

TRAVEL AND RECREATION SERVICES. Revenues of the ongoing travel and recreation businesses were $56.0 million for the third quarter of 1999, up $2.0 million, or
3.7 percent, from 1998 third quarter revenues. Net income increased $363,000, or
4.1 percent. The increases were primarily as a result of higher room rates at hotels operated in Canada.

CORPORATE ACTIVITIES, NET. Corporate activities, net, decreased $1.5 million in the third quarter of 1999 compared to the third quarter of 1998, primarily as a result of ongoing cost reduction efforts.

OTHER INVESTMENT INCOME. In the third quarter of 1999, investment of a portion of the proceeds from the sale of Dobbs generated approximately $8.1 million of pre-tax investment income.

INTEREST EXPENSE. Interest expense in the 1999 third quarter decreased $516,000 from interest expense in the 1998 third quarter, primarily as a result of debt repayment with a portion of the proceeds from the Dobbs sale.

INCOME TAXES. The effective tax rate for continuing operations excluding nonrecurring items in the 1999 third quarter was 22.3 percent compared to
21.1 percent for the third quarter of 1998. The tax rate of continuing operations is increasing slightly as the proportion of Travelers Express tax-exempt income to pre-tax income from continuing operations is gradually declining.

COMPARISON OF FIRST NINE MONTHS OF 1999 TO THE FIRST NINE MONTHS OF 1998:

For the first nine months of 1999, revenues decreased $39.4 million, or 3.2 percent, to $1.19 billion from $1.23 billion in 1998. Excluding the revenues related to noncore travel and recreation businesses sold during 1998 and the first quarter of 1999 but not classified as discontinued operations, revenues of ongoing operations on the fully taxable equivalent basis rose 19.6 percent.

Income from continuing operations for the first nine months of 1999 was $88.4 million, or $0.90 per share, compared to $70.4 million, or $0.71 per share, for the same period in 1998. Before nonrecurring items, income from continuing operations was $88.2 million, or $0.90 per share, in 1999 compared to $61.7 million, or $0.62 per share, in 1998.


                                            Nine months ended September 30,
(000 omitted, except per share data)              1999            1998
-----------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
   BEFORE NONRECURRING AND NONOPERATING ITEMS   $88,173         $61,695
Nonrecurring and nonoperating items, net (1)        224           8,733
-----------------------------------------------------------------------------------
Income from continuing operations               $88,397         $70,428
===================================================================================

DILUTED INCOME PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS,
   BEFORE NONRECURRING AND NONOPERATING ITEMS   $  0.90         $  0.62
Nonrecurring and nonoperating items, net (1)                       0.09
-----------------------------------------------------------------------------------
Income from continuing operations               $  0.90         $  0.71
===================================================================================


(1) Includes Viad's equity in the losses of the Arizona Diamondbacks limited partnership. The portion of the $4,721,000 total after-tax nonoperating charge attributable to Viad's reporting periods was $1,536,000 (1999 first quarter); $1,779,000 (1999 second quarter); $65,000 (1999 third quarter); and $1,341,000 (attributable to periods prior to 1999). Viad's share of the losses is a noncash charge and is recorded one quarter in arrears. A nonrecurring gain of $4,945,000 (after-tax), representing an adjustment which increased a previously reported gain on sale of a business not classified as discontinued operations, was also included in the 1999 amount. The 1998 item represents a $15,650,000 (after-tax) gain arising from the sale of a subsidiary not classified as discontinued operations, offset partly by a $6,917,000 (after-tax) provision for payments previously received pursuant to patent infringement litigation.

Net income for the first nine months of 1999 was $307.4 million, or $3.14 per share, including $219.0 million, or $2.24 per share, of income from discontinued operations, comprised of $16.7 million from the operating results of Dobbs up to the July 1, 1999 date of sale and the $213.4 million gain on sale of Dobbs less a provision for previously discontinued businesses of $11.2 million. Net income for the first nine months of 1998 was $113.0 million, or $1.14 per share, including $42.6 million, or $0.43 per share, of income from discontinued operations which included $29.4 million from the operating results of Dobbs and ASIG and a $13.2 million gain on sale of ASIG.

PAYMENT SERVICES. On the fully taxable equivalent basis, revenues of the Payment Services segment for the first nine months of 1999 were $425.2 million, up $124.3 million, or 41.3 percent, from 1998 nine month revenues, while net income increased $16.8 million, or 46.4 percent. Results were driven by continuing strong growth in traditional Travelers Express operations, particularly growth in official check volume and by the inclusion of MoneyGram (acquired as of June 1, 1998) for the entire 1999 period. Excluding results of MoneyGram from both periods, revenues on the fully taxable equivalent basis increased 19.4 percent. Operating margins on the fully taxable equivalent basis were 21.0 percent for nine months 1999, up slightly from 20.4 percent in the 1998 nine months.

CONVENTION AND EVENT SERVICES. Convention and Event Services' 1999 nine month revenues of $695.9 million were $70.4 million, or 11.3 percent, greater than the 1998 nine month period. Net income for the segment increased 18.7 percent to $36.2 million, and operating margins increased to 10.9 percent from 10.0 percent in 1998. Revenues and operating results have improved as a result of concentrating on higher-margin business, contributions from small acquisitions and supplemented by results from the favorable rotation of certain major trade shows.

TRAVEL AND RECREATION SERVICES. For the first nine months of 1999, revenues of the ongoing travel and recreation businesses were $98.5 million, up $5.5 million, or 6.0 percent, from the first nine months of 1998, while net income increased $1.3 million, or 12.5 percent during the same period. The increases were primarily as a result of higher independent and group tour revenues and higher daily room rates at hotels operated in Canada.

CORPORATE ACTIVITIES, NET. Corporate activities, net, decreased $4.7 million in the first nine months of 1999 compared to the same period in 1998. The decrease was primarily as a result of ongoing cost reduction efforts. In addition, Viad increased Corporate expense allocations to its operating subsidiaries in 1999.

OTHER INVESTMENT INCOME. In the third quarter of 1999, investment of a portion of the proceeds from the sale of Dobbs generated approximately $8.1 million of pre-tax investment income.

INTEREST EXPENSE. Interest expense for the first nine months of 1999 was $20.0 million compared to $21.1 million for the comparable period of 1998. Decreased interest expense was a result of debt repayment with a portion of the proceeds from the Dobbs sale and the repayment of debt and termination of related interest rate swap agreements with proceeds from sales of other noncore assets and businesses in 1998 and early 1999. These items more than offset the increased interest expense from new borrowings for the June 1998 acquisition of MoneyGram and Viad's stock repurchase programs.

INCOME TAXES. The effective tax rate for continuing operations excluding nonrecurring items for the first nine months of 1999 was 21.2 percent compared to 20.9 percent for nine months 1998. Although the effective tax rate is relatively low due to Travelers Express tax-exempt income, the tax rate is expected to increase slightly in 1999 as tax-exempt investment income gradually becomes a lower proportion of pre-tax income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at September 30, 1999 was $410.0 million compared with $534.5 million at December 31, 1998. The debt-to-capital ratio at September 30, 1999 was 0.36 to 1 compared to 0.45 to 1 at December 31, 1998. The decrease in the debt-to-capital ratio was due primarily to the repayment of debt with a portion of the proceeds from the sale of Dobbs and the increase in equity resulting from the gain on the sale of Dobbs. The increase in equity from the Dobbs gain was partially offset by the repurchase of treasury shares and the reduction in equity from unrealized holding losses arising during the 1999 nine month period on securities classified as available for sale (see Note C of Notes to Consolidated Financial Statements).

On July 1, 1999, Viad received approximately $780 million in cash proceeds upon the sale of Dobbs. A portion of the proceeds was used during the quarter to repay debt and to repurchase treasury shares, with the balance invested in debt securities pending Viad's use to pay taxes on the gain, fund strategic acquisitions in Viad's core businesses, purchase additional treasury shares or for other general corporate purposes.

During the first nine months of 1999, approximately 5.8 million shares of Viad common stock were repurchased for a total price of $179.0 million. Shares were acquired using operating cash flows and a portion of the proceeds from the Dobbs sale. During the first nine months of 1999, Viad received $27.0 million net proceeds from the exercise of stock options. In addition to Viad's ongoing stock repurchase program, and the $150 million stock repurchase plan put into effect in July 1999 after the sale of Dobbs, on November 3, 1999, Viad announced its intent to repurchase an additional $30 to $50 million of its common stock.

In the third quarter of 1999, the agreement for sale of trade accounts receivable (from customers of Viad's Convention and Event Services businesses) was amended to reduce the purchase limit to $60 million from $75 million and to extend the expiration date to August 10, 2000. At September 30, 1999, $39.5 million of trade accounts receivable had been sold. Also during the quarter, Viad's Payment Services subsidiary reduced its investment in Viad commercial paper from $90 million to $50 million.

EBITDA (defined as income from continuing operations before interest expense, income taxes, depreciation and amortization and nonrecurring and nonoperating items and including the fully taxable equivalent adjustment) is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA for the first nine months of 1999 was $214.8 million, an increase of 26.1 percent over that of the comparable 1998 period.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Form 8-K filed on August 25, 1999.

READINESS FOR THE YEAR 2000:

During the quarter and nine months ended September 30, 1999, Viad completed several projects and continued the implementation of initiatives necessary to make its systems, products and infrastructure "Year 2000" compliant on a timely basis. Viad's overall plan to address the Year 2000 problem is described more fully in the Form 8-K filed August 25, 1999.

Although no assurances can be made, Viad believes that it has identified all material systems and applications that are subject to Year 2000 risk and has achieved Year 2000 compliance in all material respects. Incremental costs (primarily for software consultants and outside programming help) necessary to bring systems and applications into Year 2000 compliance are being expensed as incurred. Viad currently estimates that the incremental cost of its Year 2000 projects will total approximately $14.4 million, of which approximately 98 percent has been expensed to date. A substantial portion of the aggregate Year 2000 cost estimate pertains to efforts at Viad's Payment Services operations, where remediation of key systems has been completed in all material respects. The Year 2000 costs are exclusive of costs which would have been incurred as part of normal systems and application replacements and/or upgrades to meet current and future business needs. Viad continues to monitor and evaluate the additional efforts and costs associated with the Year 2000 initiative.

Viad believes, based on information available to date, that it has accomplished timely Year 2000 compliance without any material adverse effect on its business operations, products, financial position or results of operations. However, due to the complexity and pervasiveness of the Year 2000 issues and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that successful transition will be achieved by the Year 2000 deadline or that Viad would not suffer any material adverse effect on its business, financial position or results of operations if such compliance programs are not completed timely.

FORWARD-LOOKING STATEMENTS:

As provided by the safe harbor provision under the "Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain forward-looking statements, assumptions and discussions, including those relating to expectations of or current trends in consumer demand, new business, investment policies, ongoing cost reduction efforts, Year 2000 compliance issues and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, consumer demand patterns, purchasing decisions related to customer demand for convention and event services, existing and new competition, consolidation and growth patterns within the industries in which Viad competes, and the timely achievement of Year 2000 compliance by Viad and third parties with whom Viad conducts business, may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As explained in Notes B, C and D of Notes to Consolidated Financial Statements, debt and equity securities classified as "available for sale" are carried at fair value, with the net unrealized holding gain or loss included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." In addition, although a substantial portion of the variable rate commission payments to selling agents of Viad's Payment Services business is hedged into fixed commission payments through the purchase of swap agreements, the fair value of such swap agreements is not recorded on Viad's balance sheet.

Based on a hypothetical 10 percent proportionate increase (decrease) in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements as well as the expected borrowing level of variable-rate debt, the (decrease) increase in pre-tax income would be approximately $1.7 million.

The fair value of the securities classified as available for sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale by approximately $79 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $48 million), an estimated off-balance-sheet increase in the fair value of Viad's swap agreements by approximately $35 million and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt by approximately $4 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale by approximately $77 million (along with an after-tax increase in accumulated other comprehensive income of approximately $47 million), an estimated off-balance-sheet decrease in the fair value of Viad's swap agreements by approximately $35 million and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt by approximately $4 million.

PART II.     OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No. 27 -- Financial Data Schedule

(b) A report on Form 8-K dated July 1, 1999, was filed July 9, 1999 by the registrant. The Form 8-K reported under Items 2 and 7 the completion of the sale of the airline catering business for aggregate cash consideration of approximately $780 million and provided pro forma financial information giving effect to the sale transaction.

         A second report on Form 8-K dated July 1, 1999, was filed August 25, 1999 by the registrant. The Form 8-K reported under Item 5 the completion of the sale of the airline catering business and set forth in Exhibit 99 of Item 7 Viad's audited financial statements and certain other financial information presenting the airline catering and services segment as discontinued operations.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VIAD CORP
                                   (Registrant)

November 10, 1999                  By /s/ Catherine L. Stevenson
                                   -----------------------------
                                   Catherine L. Stevenson
                                   Controller
                                   (Chief Accounting Officer
                                   and Authorized Officer)