Form 10-K405
period 1999-12-31
VIAD CORP
filed 2000-03-17
CIK 884219

As filed with the Securities and Exchange Commission on March 17, 2000

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

Commission File Number 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Viad Tower, Phoenix, Arizona	85077

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 602-207-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $1.50 par value	New York Stock Exchange
$4.75 Preferred Stock (stated value $100 per share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      As of March 10, 2000, 94,063,572 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $2.0 billion.

Documents Incorporated by Reference

      A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held May 9, 2000 is incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

      Viad Corp (“Viad” or the “Corporation”) is comprised of operating companies and a division which constitute a diversified services business. Most of Viad’s services are provided to businesses for use by their customers. Accordingly, the Corporation markets its services through approximately 76,000 retail and financial locations primarily in the U.S. (payment services), to numerous trade show organizers and exhibitors (convention and event services), and others. Occupying the number one or number two position in many of the markets in which they compete, each of the Corporation’s businesses seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users and thereby be considered a value-added provider by Viad’s business customers.

      Viad’s services are classified into two reportable business segments, namely (1) Payment Services, and (2) Convention and Event Services. The Corporation also provides Travel and Recreation Services. A description of each of the Viad reportable business segments, the travel and recreation businesses, and recent developments relating to each follows.

Viad Business Units

      Viad is built around several operating groups which are leading competitors in their businesses, including companies engaged in payment services (Travelers Express Company, Inc., MoneyGram Payment Systems, Inc., and Game Financial Corporation), and convention and event services (GES Exposition Services, Inc. and Exhibitgroup/ Giltspur division). Viad business units also provide travel tour services (Brewster Transport Company Limited) and recreation services (ProDine division and Glacier Park, Inc.).

Payment Services

      Viad’s payment services business is conducted by the Travelers Express group of companies. These companies engage in a variety of payment service activities, including issuance and processing of money orders, processing of official checks and share drafts, and money transfer and cash access services.

      Travelers Express sells money orders to the public through more than 60,000 agent locations in the United States and Puerto Rico, and is one of the nation’s leading issuers of money orders, issuing more than 300 million money orders in 1999. Travelers Express also provides processing services for approximately 5,000 banks, credit unions and other financial institutions which offer official checks (used by financial institutions in place of their own bank check or cashier’s check) and share drafts (the credit union industry’s version of a personal check). In addition, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express acquired in June 1998, provides money transfer services through approximately 28,000 agent locations in more than 120 countries worldwide. Another subsidiary, Game Financial Corporation (“Game Financial”), provides cash access services to the gaming industry, including credit card advances, check cashing and ATM services to approximately 75 casinos. The company also provides in-person electronic bill payment services for utility companies and others (whose consumers pay their utility and other bills at conveniently located retail stores), and high volume processing of refund and rebate checks, food vouchers, gift certificates and other financial instruments.

Convention and Event Services

      Convention and event services are provided by the Corporation’s GES Exposition Services and Exhibitgroup/ Giltspur companies.

      GES Exposition Services (“GES”), North America’s leading supplier of convention services to trade associations, show management companies and exhibitors, provides tradeshow design and planning, decorating, exhibit design, installation and dismantling, display rental, custom graphics, furnishings, audio visual, electrical, freight handling, logistics, transportation and management services for conventions, tradeshows, and corporate and special events. GES provides convention services through a network of offices in North

America’s most active and popular tradeshow service markets, including full service operations in 21 U.S. and four Canadian cities. In January 1999, GES acquired Tradeshow Convention Services, Inc., a tradeshow and corporate/special events company headquartered in Seattle, Washington. GES also acquired ESR Exposition Services, Inc., a tradeshow contractor headquartered in Teterboro, New Jersey, in May 1998, the trade show business of Puliz of Utah, Inc. and Puliz Moving and Storage, Inc., in June 1998, and the electrical contractor business of Ainsworth Electric Company Limited in July 1998. The Puliz businesses are headquartered in Reno, Nevada, and Ainsworth Electric is headquartered in Toronto, Ontario, Canada.

      Exhibitgroup/ Giltspur (“EXG”) operates the largest exhibit and display business in the world. EXG is a designer, builder, installer and warehouser of convention, tradeshow, museum and other exhibits and displays with locations in 23 U.S. cities, one Canadian city, one city in England, and two German cities, and an international network of strategic partners in 21 countries. The company also offers exhibition marketing, planning and strategy services, including advertising, multimedia, video and event design. In February 2000, EXG acquired Gardner Displays Company, a full service exhibit and display business headquartered in Pittsburgh, Pennsylvania. In March 1999, EXG acquired the business of SDD Exhibitions Limited, a leading European design and project management company headquartered in Sheffield, England. The acquisition of SDD Exhibitions complements the acquisition of an 80% interest in Voblo Innenausbau, an exhibit company headquartered outside of Dusseldorf, Germany, completed in September 1998, and permits the company to effectively compete in the European trade show market. In September 1999, EXG also acquired Ontario Design, Inc., a full service exhibit marketing, design and fabrication company headquartered in Rochester, New York. The company added retail kiosks to its product mix in April 1998, by acquiring T.L. Horton Design, a business headquartered in Dallas, Texas, and acquired Dimension Works, Inc. and the business of Impact Group, Inc., each located in Chicago, Illinois, in November 1998. EXG is operated as a division of Viad.

Travel and Recreation Services

      Travel and recreation services are provided by the Brewster Transport and ProDine business units.

      Brewster Transport Company Limited, an Alberta, Canada corporation, operates tour and charter buses in the Canadian Rockies, and conducts travel agency, hotel and snocoach tour operations. Brewster Transport owns and operates 94 intercity coaches and four transit buses, as well as 19 snocoaches which transport sightseers on tours of the glaciers of the Columbia Icefield. In September 1999, Brewster Transport acquired 71% of Banff Lifts Ltd., the owner and operator of the Sulphur Mountain Gondola lift located in Banff, Alberta, Canada, one of the two largest tourist attractions in the Canadian Rockies. The remaining minority interest was acquired in February 2000.

      The Corporation’s ProDine recreation division acts as the prime concessionaire for all food and beverage services at the America West Arena and Bank One Ballpark in Phoenix, Arizona. America West Arena is the home of the Phoenix Suns basketball and Phoenix Coyotes hockey teams, and Bank One Ballpark is the home of the Arizona Diamondbacks major league baseball franchise. The division, through a subsidiary, also operates seven historic lodges in and around Glacier National Park in Montana and Canada.

Competition

      The Corporation’s businesses generally compete on the basis of price, value, quality, discernible difference, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of number and location of sales outlets, business automation, technology and accounting controls for security and reporting. The U.S. Postal Service, First Data Corporation and its subsidiary Western Union Financial Services, Inc., and American Express are the principal competitors of Travelers Express. On a national basis, Freeman Decorating Company is the principal competitor of GES Exposition, and George P. Johnson, Co. Inc. is the principal competitor of Exhibitgroup/ Giltspur.

Patents and Trademarks

      United States patents are currently granted for a term of 20 years from the date a patent application is filed. The Viad companies own a number of patents which give them competitive advantages in the marketplace, including a number of patents owned by Exhibitgroup/ Giltspur covering exhibit systems and by Travelers Express for automated money order dispensing systems. The Travelers Express patents cover security, automated reporting and control, and other features which are important in the issuance of money orders.

      United States trademark registrations are for a term of 10 years, renewable every 10 years as long as the trademarks are used in the regular course of trade. The Viad companies maintain a portfolio of trademarks representing substantial goodwill in the businesses using the marks.

      Many trademarks used by Viad and its subsidiaries, including the TRAVELERS EXPRESS, MONEYGRAM, EXHIBITGROUP/ GILTSPUR, and GES service marks, have substantial importance and value. Certain rights in processing equipment and software held by Travelers Express and its subsidiaries also provide competitive advantage.

Government Regulation

      Compliance with legal requirements and government regulations are a day-to-day integral part of the Corporation’s operations and represent a normal cost of doing business. Financial transaction reporting and state banking department regulations affect Travelers Express and MoneyGram, and state gaming department regulations affect Game Financial. Environmental, labor and employment and other regulations affect virtually all operations. As is the case with many companies, the Corporation faces exposure to actual or potential claims and lawsuits involving environmental matters. Although the Corporation is a party to certain environmental disputes, the Corporation believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, exclusive of any potential insurance recoveries, will not have a material effect on the Corporation’s financial statements.

Employees

      Viad operating units had approximately 7,400 employees at December 31, 1999 as follows:

		Regular Full
		Time Employees
		Covered by
	Approximate Number	Collective Bargaining
Segment	of Employees	Agreements

Payment Services	1,900	0

Convention and Event Services	4,800	2,000

Travel and Recreation Services	700	50

      Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2000 will be renegotiated in the ordinary course of business without adverse effect on Viad’s operations.

      Viad had 105 employees at its corporate center at December 31, 1999, providing management, financial and accounting, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of seven nonemployee directors and one employee director and has an executive management team consisting of seven Viad officers (including the one employee director) and four principal executives of significant operating divisions or companies.

Seasonality

      The first quarter is normally the slowest quarter of the year for Viad. Due to increased leisure travel during the summer and year-end holidays, Viad’s travel and recreation operations generally experience peak activity at these times. Convention and event service companies experience moderately increased activity during the first half of the year. However, activity may vary depending on the frequency and timing of shows (some shows are not held each year and some shows may shift between quarters). As a result of these factors, Viad’s 1999 quarterly diluted earnings per share (before nonrecurring income), as a percentage of the full year’s earnings, were approximately 12% (first quarter), 26% (second quarter), 33% (third quarter), and 29% (fourth quarter). See Notes R and S of Notes to Consolidated Financial Statements.

Other Matters

      The Corporation disposed of the contract food operations of Restaura, Inc. on January 27, 1999, and disposed of Restaura’s public service division units in March 1999.

Discontinued Operations

      The Corporation completed the sale of its airline catering business, conducted by Dobbs International Services, Inc. in the United States and by Dobbs International (U.K.) Limited in the United Kingdom (collectively “Dobbs”), on July 1, 1999. Effective April 1, 1998, the Corporation sold its Aircraft Services International Group, which conducted aircraft fueling and ground handling operations. The sale of Dobbs completed the disposition of the Corporation’s airline catering and services segment.

Shelf Registration

      The Corporation has a shelf registration on file with the Securities and Exchange Commission covering $500 million of debt and equity securities. To date, no securities have been offered under the registration.

Financial Information about Segments

      Business segment financial information is provided in Note R of Notes to Consolidated Financial Statements of the Corporation.

Financial Information about Geographic Areas

      Geographic area financial information is provided in Note R of Notes to Consolidated Financial Statements of the Corporation.

Item 2.  Properties

      Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom and Germany. The Corporation also conducts business in certain other foreign countries.

      Viad’s headquarters are located at Viad Tower in Phoenix, Arizona. Viad leases seven floors (consisting of approximately 159,000 square feet) some of which is subleased.

      Payment Services operates five offices (including Travelers Express corporate headquarters located in Minneapolis, Minnesota), three payment services processing centers, two of which are located in Minnesota and one in Colorado, and one warehouse in Colorado. All of the facilities are leased.

      Convention and Event Services operates 16 offices and 76 multi-use facilities (exhibit construction, office and/or warehouse). The principal facilities, used in the design and production of exhibits and in connection with providing trade show and exposition services, range in size from approximately 100,000 square feet to 475,000 square feet. All of the properties are in the United States, except for two offices and nine multi-use facilities that are located in Canada, three multi-use facilities that are located in Germany, and one multi-use facility that is located in England. Four of the multi-use facilities are owned; all other properties are leased. GES and Exhibitgroup/ Giltspur corporate headquarters are located in Las Vegas, Nevada, and Roselle, Illinois, respectively.

      Travel and Recreation Services operates two offices, two retail stores, three bus terminals, four garages, an icefield tour facility, a gondola lift operation, and nine hotels/ lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities). All of the properties are in the United States, except for one retail store, the bus terminals, garages, icefield tour facility, gondola lift operation, and three hotels/ lodges that are located in Canada. Travel and Recreation Services owns four hotels/ lodges and five other hotels/ lodges are operated pursuant to a concessionaire agreement. One bus terminal and three garages are owned; the icefield tour facility and gondola lift operation are jointly owned and operated with Parks Canada; all other properties are leased.

      Management believes that Viad’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.  Legal Proceedings

      The Corporation and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against the Corporation. Although the amount of liability at December 31, 1999, with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on the Corporation’s financial statements. Potential liability for previously reported railroad-asbestos related claims has been resolved favorably for the Corporation.

Item 4.  Submission of Matters to a Vote of Securityholders

      No matters were submitted to a vote of securityholders during the fourth quarter of 1999.

Optional Item.  Executive Officers of Registrant

Executive Officers of Viad Corp

      The names, ages and positions of the executive officers of the Corporation as of March 10, 2000, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Robert H. Bohannon	55	Chairman of the Board, President and Chief Executive Officer since January 1997; President and Chief Operating Officer since August 1996; prior thereto, President and Chief Executive Officer of Travelers Express Company, Inc., a subsidiary of Viad, since 1993.

Kimbra A. Fracalossi	40	Vice President-Strategic Planning and Investor Relations since May 1999; prior thereto, Executive Director of Corporate Development since January 1998; previously, partner at Harrell/ Wright Management Consultants since 1994.

Ronald G. Nelson	58	Vice President-Finance and Treasurer since 1994.

Peter J. Novak	60	Vice President and General Counsel since February 1996; prior thereto, Deputy General Counsel and Group General Counsel since 1993.

Scott E. Sayre	53	Secretary and Associate General Counsel since January 1997; prior thereto, Assistant General Counsel since 1992 and Assistant Secretary since 1996.

		Business Experience During the Past
Name	Age	Five Years and Other Information

Catherine L. Stevenson	43	Vice President-Controller since April 1999; prior thereto, Assistant Controller since October 1997; prior thereto, Director-Financial Reporting since 1994.

Wayne A. Wight	57	Vice President-Corporate Development since February 1998; prior thereto, Executive Director-Corporate Development since 1992.

Executive Officers of Viad Corp’s Subsidiaries or Divisions Not Listed Above

		Business Experience During the Past
Name	Age	Five Years and Other Information

Charles J. Corsentino	53	President and Chief Executive Officer of Exhibitgroup/ Giltspur, a division of Viad, since 1991.

Paul B. Dykstra	38	President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development since 1999; and prior thereto, Vice President-General Manager or similar executive positions with Travelers Express Company, Inc., a subsidiary of Viad, since 1994.

Philip W. Milne	41	President and Chief Executive Officer of Travelers Express Company, Inc., a subsidiary of Viad, since August 1996; prior thereto, Vice President-General Manager-Retail Payment Products of Travelers Express Company, Inc. since 1993.

Paul B. Mullen	45	Chairman of the Board of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; President and Chief Executive Officer since May 1996; previously was President and Chief Executive Officer of Giltspur, Inc. since 1995.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The principal market on which the common stock of Viad is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Midwest, Pacific, Philadelphia and Cincinnati Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31, 1999:

SALES PRICE RANGE OF COMMON STOCK

	1999		1998

	High	Low	High	Low

First Quarter	$30.4375	$25.2500	$25.0625	$18.5625

Second Quarter	33.5000	27.3750	27.7500	23.4375

Third Quarter	33.8750	27.2500	29.7500	20.6250

Fourth Quarter	29.8750	24.0000	30.5625	21.5625

DIVIDENDS DECLARED ON COMMON STOCK

	1999	1998

February	$.08	$.08

May	.09	.08

August	.09	.08

November	.09	.08

Total	$.35	$.32

      Regular quarterly dividends have been paid on the first business day of January, April, July and October.

      As of March 10, 2000, there were 30,666 stockholders of record of Viad’s common stock.

Item 6.  Selected Financial Data

VIAD CORP

SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(000 omitted, except per share data)

Operations

Revenues:

Ongoing operations(1)	$1,570,241	$1,337,221	$1,118,177	$1,028,057	$826,204

Sold businesses	10,928	275,538	368,174	369,868	344,152

Revenues from continuing operations	$1,581,169	$1,612,759	$1,486,351	$1,397,925	$1,170,356

Income from continuing operations(2)	$128,559	$97,344	$56,519	$30,142	$36,059

Income (loss) from discontinued operations(3)	218,954	53,296	41,275	(1,765)	(38,743)

Extraordinary item			(8,458)

Cumulative effect of change in accounting principle					(13,875)

Net income (loss)	$347,513	$150,640	$89,336	$28,377	$(16,559)

Diluted income per common share

Continuing operations(2)	$1.32	$0.98	$0.59	$0.32	$0.40

Discontinued operations(3)	2.27	0.54	0.44	(0.02)	(0.44)

Extraordinary item			(0.09)

Cumulative effect of change in accounting principle					(0.16)

Diluted net income (loss) per common share	$3.59	$1.52	$0.94	$0.30	$(0.20)

Average outstanding and potentially dilutive common shares	96,396	98,367	93,786	91,339	88,479

Basic income per common share

Continuing operations	$1.37	$1.02	$0.61	$0.33	$0.40

Discontinued operations(3)	2.35	0.56	0.45	(0.02)	(0.44)

Extraordinary item			(0.09)

Cumulative effect of change in accounting principle					(0.16)

Basic net income (loss) per common share	$3.72	$1.58	$0.97	$0.31	$(0.20)

Average outstanding common shares	93,007	94,382	90,804	88,814	86,543

Dividends declared per common share	$0.35	$0.32	$0.32	$0.48	$0.62

Financial position at year-end

Total assets	$5,210,871	$4,665,746	$3,609,208	$3,344,844	$3,615,596

Total debt	389,272	534,453	410,049	520,954	888,967

$4.75 Redeemable preferred stock	6,640	6,625	6,612	6,604	6,597

Common stock and other equity	708,645	645,881	529,161	432,218	548,169

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(000 omitted, except per share data)

Other data

EBITDA (000 omitted)(4)	$295,820	$229,187	$179,455	$150,543	$130,017

Debt-to-capital ratio(5)	35%	45%	43%	54%	61%

(1)	Viad Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a fully taxable equivalent basis using a combined income tax rate of 39%, revenues would be higher by $52,034,000, $39,309,000, $28,724,000, $21,489,000, and $16,000,000 for 1999, 1998, 1997, 1996, and 1995, respectively.

(2)	Includes nonrecurring income (expense) of $6,131,000, or $0.06 per diluted share in 1999, $12,737,000, or $0.13 per diluted share in 1998, and $(9,960,000), or $(0.11) per diluted share in 1996. See Note C of Notes to Consolidated Financial Statements. Excluding these items, diluted income per share from continuing operations was $1.26 in 1999, $0.85 in 1998 and $0.43 in 1996.

(3)	See Note D of Notes to Consolidated Financial Statements.

(4)	EBITDA is defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization and nonrecurring items and includes the fully taxable equivalent adjustment. EBITDA data are presented as a measure of the ability to service debt, fund capital expenditures and finance growth. Such data should not be considered an alternative to net income, operating income, cash flows from operations or other operating or liquidity performance measures prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations.

(5)	Debt-to-capital is defined as total debt divided by capital. Capital is defined by Viad as total debt plus minority interests, preferred stock and common stock and other equity.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

      On July 1, 1999, Viad Corp (“Viad”) completed the sale of its airline catering business, conducted by Dobbs International Services, Inc. in the United States and by Dobbs International (U.K.) Limited in the United Kingdom (referred to collectively as “Dobbs”). Effective April 1, 1998, Viad sold its Aircraft Services International Group (“ASIG”), which conducted aircraft fueling and ground-handling operations. The sale of Dobbs completed the disposition of Viad’s airline catering and services segment. The financial statements have been prepared to reflect Viad’s historical financial position and results of operations as adjusted for the reclassification of the airline catering and services businesses up to the respective disposition dates of Dobbs and ASIG, as well as the gains on sales of Dobbs and ASIG, as discontinued operations. See Note D of Notes to Consolidated Financial Statements.

      Viad has also disposed of several additional noncore businesses (not classified as discontinued operations) in order to concentrate on its core businesses. On January 27, 1999, Viad completed the sale of the contract foodservice operations of Restaura, Inc. The public service division units of Restaura, Inc. were sold in March 1999. In September 1998, Viad sold its duty-free and shipboard concession business, Greyhound Leisure Services, Inc. (“GLSI”). In October 1997, Viad completed the sale of two small United Kingdom travel tour companies. The gains on sale, after providing for costs of sale and related expense provisions, have been reported as nonrecurring income as described in Note C of Notes to Consolidated Financial Statements. The revenues and results of these sold businesses are included in Viad’s “Sold businesses” category up to the respective dates of sale.

      Viad now focuses on two principal service businesses: Payment Services and Convention and Event Services.

      Effective June 1, 1998, Viad acquired MoneyGram Payment Systems, Inc. (“MoneyGram”), a provider of consumer money wire transfer services. MoneyGram’s operations from the date of acquisition are included in Viad’s Payment Services reportable segment.

      The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, which include the accounts of Viad and all of its subsidiaries. All per share figures discussed are stated on the diluted basis.

  1999 vs. 1998:

      Revenues were $1.6 billion in both 1999 and 1998. Viad Payment Services subsidiaries continue to invest substantial amounts of funds from the sale of money orders and other payment instruments in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On a fully taxable equivalent basis, and excluding the effects of the sold businesses not classified as discontinued operations noted above, revenues of ongoing operations were $1.6 billion, up 18 percent from $1.4 billion in 1998.

      Including the nonrecurring income described in Note C of Notes to Consolidated Financial Statements, income from continuing operations for 1999 was $128.6 million, or $1.32 per share, compared with income from continuing operations of $97.3 million, or $0.98 per share in 1998. Income from continuing operations before nonrecurring income was $122.4 million, or $1.26 per share, compared with comparable income of $84.6 million, or $0.85 per share, in 1998.

	1999	1998

	(000 omitted, except per
	share data)

Income from continuing operations before nonrecurring income	$122,428	$84,607

Nonrecurring income, net of tax	6,131	12,737

Income from continuing operations	$128,559	$97,344

Diluted income per common share from continuing operations before nonrecurring income	$1.26	$0.85

Nonrecurring income, net of tax	0.06	0.13

Income per common share from continuing operations	$1.32	$0.98

      Net income for 1999 was $347.5 million, or $3.59 per share, including income from discontinued operations of $219.0 million, or $2.27 per share. Income from discontinued operations in 1999 included the gain on the sale of Dobbs of $213.4 million, or $2.21 per share. Net income for 1998 was $150.6 million, or $1.52 per share, including income from discontinued operations of $53.3 million, or $0.54 per share. Income from discontinued operations in 1998 included the gain on sale of ASIG of $13.2 million, or $0.13 per share.

      There were two million fewer average outstanding and potentially dilutive common shares in 1999 than in 1998, due primarily to the stock repurchase programs described in “Liquidity and Capital Resources.” In addition, a lower Viad stock price during 1999 contributed to fewer additional dilutive shares related to unexercised stock options.

      Payment Services. Revenues of the Payment Services segment on the fully taxable equivalent basis were $581.5 million in 1999, a 35 percent increase over 1998 segment revenues of $431.2 million. On the same basis, operating margins increased to 22.1 percent in 1999 from 20.2 percent in 1998. Excluding the effects of the nonrecurring patent litigation items discussed in Note C of Notes to Consolidated Financial Statements, net income increased $24.6 million, or 48 percent, in 1999. These results were driven by continuing strong growth in traditional Travelers Express money order and official check operations and by the inclusion of MoneyGram (acquired as of June 1, 1998) for the full year of 1999. Excluding the results of MoneyGram from both periods, revenues on the fully taxable equivalent basis increased 21 percent. Average investable balances were $3.1 billion, up 34 percent from 1998 levels, resulting in higher investment income. In addition, expenses for Year 2000 compliance projects were lower in 1999 than in 1998.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $932.8 million in 1999, an increase of 10 percent from 1998 revenues of $849.2 million. Net income for the segment also increased 10 percent to $47.2 million in 1999 from $42.9 million in 1998. Operating margins improved slightly to 10.7 percent in 1999 from 10.3 percent in 1998. Both GES Exposition Services (“GES”) and Exhibitgroup/ Giltspur posted solid results for the year. GES’ 1999 fourth quarter and full year results were impacted by cancellation or cutbacks of certain millennium events and by increased investment in new products and exhibitor services programs and spending on productivity and quality initiatives, designed to position growth and improvement in the future.

      Travel and Recreation Services. The ongoing travel and recreation businesses include the Canadian travel tour service subsidiary, which operates tours and charters in the Canadian Rockies and conducts hotel operations and snocoach tours of the Columbia Icefield; and the Recreation Division of Viad, which operates concessions at America West Arena and Bank One Ballpark in Phoenix, Arizona, and also operates the historic lodges at Glacier National Park. Revenues of the travel and recreation businesses increased $10.7 million, or 10 percent, to $113.7 million in 1999. The revenue increase resulted primarily from increased package and snocoach tour business, as well as more events held at America West Arena in 1999 than in 1998. Net income for the travel and recreation businesses was $11.0 million, an increase of $1.4 million, or 15 percent, over that of 1998, primarily from the increases in revenue mentioned above.

      Corporate Activities, Net. These expenses decreased $4.8 million from 1998 to 1999, primarily due to ongoing cost reduction efforts. Corporate expenses allocated to the operating companies were essentially even with the 1998 allocations.

      Other Investment Income. Other investment income of $14.5 million in 1999 was generated from the investment of a portion of the cash proceeds from the July 1, 1999 sale of Dobbs.

      Interest Expense. Interest expense decreased from $27.2 million in 1998 to $26.9 million in 1999. The decrease in interest expense was due primarily to the repayment of short-term borrowings with a portion of the cash proceeds from the sale of Dobbs and the repayment of debt and termination of related interest rate swap agreements with proceeds from sales of other noncore assets and businesses in 1998 and 1999. These items more than offset the increased interest expense from new borrowings for the June 1998 acquisition of MoneyGram and Viad’s stock repurchase programs.

      Income Taxes. Excluding the effect of nonrecurring income, the 1999 effective tax rate was 20.5 percent, up from 19.4 percent in 1998. The relatively low effective tax rate is primarily attributable to tax-exempt investment income from Viad’s Payment Services businesses. The tax rate is expected to increase gradually as tax-exempt investment income becomes a lower proportion of pre-tax income from continuing operations.

  1998 vs. 1997:

      Revenues for 1998 were $1.6 billion compared with $1.5 billion in 1997. On a fully taxable equivalent basis, and excluding businesses sold but not classified as discontinued operations, revenues of ongoing operations were $1.4 billion, up 20 percent from $1.1 billion in 1997.

      Including the nonrecurring income described in Note C of Notes to Consolidated Financial Statements, income from continuing operations for 1998 was $97.3 million, or $0.98 per share. Income from continuing operations before nonrecurring income in 1998 was $84.6 million, or $0.85 per share, compared to income from continuing operations of $56.5 million, or $0.59 per share, in 1997.

      Net income for 1998 was $150.6 million, or $1.52 per share. The 1998 net income includes income from discontinued operations of $53.3 million, or $0.54 per share. Net income for 1997 was $89.3 million, or $0.94 per share, including income from discontinued operations of $41.3 million, or $0.44 per share, and after deducting an extraordinary charge of $8.5 million, or $0.09 per share, for the early retirement of debt.

      There were 4.6 million more average outstanding and potentially dilutive common shares in 1998 than in 1997, due primarily to the acquisition of Game Financial Corporation (“Game”) in December 1997 (for approximately 2.6 million shares of Viad stock), stock option exercises and the effects of a higher Viad stock price on the calculation of additional common shares arising from unexercised stock options. A stock repurchase program was initiated in July 1998 to replace common shares issued upon exercise of stock options and in connection with other stock compensation plans.

      Payment Services. Revenues of the Payment Services segment on the fully taxable equivalent basis were $431.2 million in 1998 compared to $234.9 million in 1997, an 84 percent increase over 1997 segment revenues. On the same basis, operating margins were 20.2 percent in 1998, down from 27.8 percent in 1997, due to the inclusion of MoneyGram (acquired as of June 1, 1998) and Game (acquired in December 1997) which have lower margins than the traditional Travelers Express businesses. Excluding the results of MoneyGram and Game from both periods, revenues on the fully taxable equivalent basis increased 26 percent. Excluding the effects of the 1998 nonrecurring patent litigation charge discussed in Note C of Notes to Consolidated Financial Statements, net income increased $10.2 million, or 25 percent, in 1998. These results were accomplished despite increased costs of Year 2000 compliance projects and were driven by continuing strong growth in traditional Travelers Express money order and official check operations, supplemented by Game and MoneyGram results.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $849.2 million in 1998, an increase of 3 percent from 1997 revenues of $827.5 million. GES concentrated on eliminating low-margin business during 1998, resulting in a disproportionately low revenue increase. Operating margins increased to 10.3 percent in 1998 versus 8.8 percent in 1997. Net income for the segment increased 22 percent to $42.9 million in 1998 from $35.3 million in 1997. Both GES and Exhibitgroup/ Giltspur had solid gains in net income due to improved cost controls and higher margin business in 1998.

      Travel and Recreation Services. Revenues of the travel and recreation businesses increased $11.7 million, or 13 percent, to $103.0 million in 1998. The revenue increase resulted primarily from the first year’s operation of concessions at Bank One Ballpark, partially offset by a decline in Japanese and other Asian tourism into Canada. Net income for the travel and recreation businesses was $9.5 million, an increase of $1.7 million, or 21 percent, over that of 1997, primarily from the addition of the Bank One Ballpark operation as well as improved cost controls.

      Corporate Activities, Net. These expenses decreased $7.2 million from 1997 to 1998. In addition to ongoing cost reduction efforts, Viad charged its operating companies an increased allocation of corporate expenses in 1998.

      Interest Expense. Interest expense decreased from $34.3 million in 1997 to $27.2 million in 1998. Interest expense from new borrowings for the June 1998 acquisition of MoneyGram was more than offset by the effects of repayment of debt and termination of related interest rate swap agreements with proceeds from the sales of noncore assets and businesses in 1997 and 1998.

      Income Taxes. Excluding the effect of nonrecurring income, the 1998 effective tax rate was 19.4 percent, up from 16.5 percent in 1997. The relatively low effective tax rate is primarily attributable to tax-exempt investment income. The tax rate is expected to increase gradually as tax-exempt investment income becomes a lower proportion of pre-tax income from continuing operations.

Liquidity and Capital Resources:

      On July 1, 1999, Viad received approximately $780 million in cash proceeds from the sale of Dobbs. A portion of the proceeds was used to repay short-term borrowings, repurchase treasury shares and to repay a portion of the commercial paper issued to a Payment Services subsidiary. In December 1999, Viad contributed approximately $50 million of the Dobbs’ sale proceeds to the capital of a Payment Services subsidiary. The repayment of commercial paper and the capital contribution have been invested by the Payment Services subsidiary in debt securities that are included in the Consolidated Balance Sheets under the caption “Investments restricted for payment service obligations.” After paying estimated taxes on the gain on sale of Dobbs, the balance of the Dobbs’ sale proceeds is being invested in debt securities, pending Viad’s use to fund strategic acquisitions in Viad’s core businesses, purchase treasury shares, reduce debt, or for other general corporate purposes. The debt securities, totaling $268.9 million at December 31, 1999, are classified in the Consolidated Balance Sheets as “Short-term investments” and “Investments in securities.”

      Proceeds from the previously discussed sales of other noncore assets and businesses in 1998 and 1999 were used to repay short-term borrowings and, in 1998, to terminate certain related interest rate swap agreements, resulting in lower ongoing interest expense.

      In mid-1998, Viad completed its cash tender offer for MoneyGram at $17.35 per share, for a total acquisition cost of approximately $286.5 million. The acquisition was financed with cash and short-term borrowings supported by Viad’s long-term revolving bank credit agreement.

      Viad’s total debt at December 31, 1999, was $389.3 million compared with $534.5 million at December 31, 1998. The debt-to-capital ratio at December 31, 1999, was 0.35 to 1, compared to 0.45 to 1 at December 31, 1998. Capital is defined by Viad as total debt plus minority interests, preferred stock and common stock and other equity. The decrease in the debt-to-capital ratio was due primarily to the repayment of debt with a portion of the proceeds from the sale of Dobbs and the increase in equity resulting from the gain on the sale of Dobbs, partially offset by the reduction in equity due to the repurchase of treasury shares and the unrealized holding losses arising during 1999 on securities classified as available for sale.

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

      In July 1998, Viad announced a stock repurchase program for the purpose of replacing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. After the sale of Dobbs in July 1999, Viad announced a $150 million stock repurchase plan, and in November 1999, Viad announced its intent to repurchase an additional $30 million to $50 million of its common stock. Under these plans, 6,720,600 and 909,000 shares were repurchased in 1999 and 1998 for $204.1 million and $23.0 million, respectively. Net proceeds from the exercise of stock options, including tax benefits on stock option exercises, totaled $29.4 million and $17.2 million in 1999 and 1998, respectively.

      With respect to working capital, in order to minimize the effects of borrowing costs on earnings, Viad strives to maintain current assets at the lowest practicable levels while at the same time taking advantage of the payment terms offered by trade creditors and obtaining advance deposits from customers for certain projects and services. In spite of these efforts, working capital requirements may fluctuate significantly from seasonal factors as well as changes in levels of receivables and inventories caused by numerous business factors.

      Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit) and the sale of trade accounts receivable. Short-term borrowings are supported by a $300 million long-term revolving bank credit agreement. No borrowings were outstanding under the bank credit agreement at December 31, 1999 or 1998.

      Viad has an agreement to sell up to $60 million of trade accounts receivable under which the purchaser has agreed to invest collected amounts in new purchases on a revolving basis. The receivables sold totaled $60 million and $27.4 million at December 31, 1999 and 1998, respectively. The agreement expires in August 2000 but is expected to be extended annually.

      Capital spending has been reduced by obtaining, where appropriate, equipment and other property under operating leases. Cash flows from operations, trade accounts receivable sales and proceeds from the sales of noncore businesses and assets during the past three years have generally been sufficient to fund capital expenditures, acquire businesses and pay cash dividends to stockholders. Viad expects operating cash flows, sales of trade accounts receivable, use of investment proceeds from the sale of Dobbs and short-term borrowings to be sufficient to finance its ongoing businesses and to fund acquisitions. Should financing requirements exceed such sources of funds, Viad believes it has adequate external financing sources available, including Viad’s $300 million long-term revolving bank credit and its $500 million Shelf Registration, to cover any shortfall.

      EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA, defined as income from continuing operations before interest expense, income taxes, depreciation and amortization and nonrecurring items and including the fully taxable equivalent adjustment, increased 29 percent to $296 million in 1999, while EBITDA in 1998 increased 28 percent to $229 million.

      Viad’s Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, the securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.” Before consolidating eliminations, this caption also included investment-grade commercial paper issued by Viad and supported along with the rest of Viad’s outstanding commercial paper by a credit commitment under a long-term revolving bank credit agreement. As noted above, a portion of the commercial paper held by the Payment Services subsidiary was repaid by Viad in 1999. In addition, certain other assets of Payment Services subsidiaries are available for the payment service obligations. Fluctuations in the balances of Payment Service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents’ receivables and the timing of the presentment of such instruments.

      A Viad Payment Services subsidiary has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents in an amount not to exceed $400 million. The agreement expires in June 2003. The receivables are sold in order to accelerate payment services’ cash flow for investments in admissible securities. In addition, a Viad Payment Services subsidiary has various lines of credit and overdraft facilities totaling $250 million available to assist in the management of its investments and the clearing of payment service obligations. No borrowings were outstanding under these facilities at December 31, 1999 or 1998.

      Viad sold treasury stock in 1992 to Viad’s Employee Equity Trust (the “Trust”) to fund certain existing employee compensation and benefit plans over the scheduled 15-year term of the Trust. For financial reporting purposes, the Trust is consolidated with Viad. The fair market value of the shares held by the Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. At December 31, 1999, a total of 3,939,671 shares remained in the Trust and were available to fund future benefit obligations.

      Viad has certain unfunded pension and other postretirement benefit plans that require payments over extended periods of time. Such future benefit payments are not expected to materially affect Viad’s liquidity.

      As of December 31, 1999, Viad has recorded U.S. deferred income tax assets totaling $152 million, which Viad believes to be fully realizable in future years. The realization of such benefits will require average annual taxable income over the next 15 years (the current federal net operating loss carryforward period) of approximately $29 million. Viad’s average U.S. pre-tax income from continuing operations, exclusive of nondeductible goodwill amortization and minority interests, over the past three years has been $112 million. Furthermore, $43 million of the deferred income tax benefits relate to unfunded pension, compensation and other employee benefits which will become deductible for income tax purposes as paid, which will occur over extended periods of time.

      Viad is subject to various environmental laws and regulations of the United States as well as of the states and other countries in whose jurisdictions Viad has or had operations and is subject to certain international agreements. As is the case with many companies, Viad faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Viad is a party to certain environmental disputes, Viad believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, exclusive of any potential insurance recovery, should not have a material effect on Viad’s financial position, results of operations or cash flows.

Year 2000 Update:

      Viad completed its Year 2000 compliance projects by the end of 1999 and accomplished the Year 2000 transition without any material adverse effect on its business operations, products, financial position, results of operations or cash flows.

      Cumulative Year 2000 costs incurred totaled $14.7 million, of which approximately 35 percent, 55 percent and 10 percent were expensed in 1999, 1998 and 1997, respectively. The Year 2000 costs are exclusive of costs which would have been incurred as part of normal systems and applications replacements and/or upgrades to meet current and future business needs.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Viad’s primary market risk exposures are fluctuations in interest rates and foreign exchange rates. Certain derivative financial instruments are used as part of Viad’s risk management strategy to manage exposure to changes in these rates. Derivatives are not used for speculative purposes.

      Viad utilizes forward contracts to hedge its exposure to fluctuations in foreign exchange rates on receivables and payables denominated in foreign currencies, which generally arise from wire transfer transactions. The forward contracts generally have maturities less than thirty days. The forward contracts are recorded on the Consolidated Balance Sheets, and the effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      As discussed in Note F of Notes to Consolidated Financial Statements, Viad’s portfolio of “Investments restricted for payment service obligations” arises primarily from the sale of money orders and other payment instruments by Viad Payment Services subsidiaries. The proceeds of such sales are invested in permissible securities (primarily debt instruments) in accordance with applicable state laws pending the settlement, upon presentment, of the payment instrument obligations. Although Payment Services subsidiaries’ investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of the investments reduces this risk substantially. Approximately 99 percent of the investments at December 31, 1999, have a rating of A- or higher or are collateralized by federal agency securities.

      A portion of Viad’s Payment Services business involves the payment of commissions to selling agents of its official check program. A Viad Payment Services subsidiary has also entered into agreements to sell receivables from its bill payment and money order agents. As discussed in Note P of Notes to Consolidated Financial Statements, the commissions and expense of selling receivables are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through the purchase of swap agreements which convert the variable rate payments to fixed rates. The fair value of such swap agreements, while not recorded on Viad’s Consolidated Balance Sheets, generally increases when the market value of fixed rate debt investments declines and vice versa.

      Viad is also exposed to short-term interest rate risk on certain of its debt obligations and trade accounts receivable sales. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

      Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the decrease in pre-tax income would be approximately $1.2 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an increase in pre-tax income of approximately $1.7 million.

      The fair value of securities classified as available for sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale of approximately $90.8 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $55.4 million), an estimated off-balance-sheet increase in the fair value of Viad’s swap agreements of approximately $41.6 million and an estimated off-balance-sheet decrease in the fair value of Viad’s fixed-rate debt of approximately $3.6 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale of approximately $89.2 million (along with an after-tax increase in accumulated other comprehensive income of approximately $54.4 million), an estimated off-balance-sheet decrease in the fair value of Viad’s swap agreements of approximately $41.6 million and an estimated off-balance-sheet increase in the fair value of Viad’s fixed-rate debt of approximately $3.6 million.

Forward-Looking Statements:

      As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to the historical information contained herein, this Annual Report on Form 10-K includes certain forward-looking statements, assumptions and discussions, including those relating to expectations of or current trends in future growth, productivity improvements, consumer demand, new business, investment policies, ongoing cost reduction efforts and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, consumer demand patterns, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this Annual Report.

Item 8.  Financial Statements and Supplementary Data

      Refer to Index to Financial Statements on page 21 for required information.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding Directors of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held on May 9, 2000 and is incorporated herein by reference. Information regarding executive officers of Registrant is located at page 5 of this Report.

Item 11.  Executive Compensation

      Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held on May 9, 2000 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held on May 9, 2000 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this report.

2.	None.

3.	The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b)	Reports on Form 8-K filed since Third Quarter 1999

None.

(c)	Exhibits

See Exhibit Index.

(d)	Financial Statement Schedules

None.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 17th day of March, 2000.

VIAD CORP

By:	/s/	ROBERT H. BOHANNON

Robert H. Bohannon
Chairman of the Board,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

By:	/s/	ROBERT H. BOHANNON

Robert H. Bohannon
Director; Chairman of the Board,
President and Chief Executive Officer

Date: March 17, 2000

Principal Financial Officer

By:	/s/	RONALD G. NELSON

Ronald G. Nelson
Vice President — Finance
and Treasurer

Date: March 17, 2000

Principal Accounting Officer

By:	/s/	CATHERINE L. STEVENSON

Catherine L. Stevenson
Vice President — Controller

Date: March 17, 2000

Directors

Jess Hay
Judith K. Hofer
Jack F. Reichert
Linda Johnson Rice
Douglas L. Rock
John C. Tolleson
Timothy R. Wallace

By:	/s/	CATHERINE L. STEVENSON

Attorney-in-Fact

Date: March 17, 2000

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

	(000 omitted, except
	share data)

Assets

Current assets:

Cash and cash equivalents	$33,106	$15,554

Short-term investments	95,545

Receivables	43,276	95,796

Inventories	73,687	61,185

Deferred income taxes	36,990	31,954

Other current assets	36,664	32,992

	319,268	237,481

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations, after eliminating $50,000 and $90,000 invested in Viad commercial paper	602,893	533,625

Total current assets	922,161	771,106

Investments in securities	173,359

Investments restricted for payment service obligations	2,936,171	2,415,588

Property and equipment	313,623	294,595

Investment in discontinued operations		386,300

Other investments and assets	121,159	128,417

Deferred income taxes	115,058	66,814

Intangibles	629,340	602,926

	$5,210,871	$4,665,746

Liabilities and Stockholders’ Equity

Current liabilities:

Short-term bank loans	$13,855	$—

Accounts payable	82,465	108,927

Other current liabilities	204,228	182,626

Current portion of long-term debt	32,814	3,105

	333,362	294,658

Payment service obligations	3,587,834	2,971,228

Total current liabilities	3,921,196	3,265,886

Long-term debt	342,603	531,348

Pension and other postretirement benefits	71,402	74,529

Other deferred items and insurance liabilities	154,435	138,381
Commitments and contingent liabilities (Notes O, P and Q)

Minority interests	5,950	3,096

$4.75 Redeemable preferred stock	6,640	6,625

Common stock and other equity:

Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610

Additional capital	289,798	327,866

Retained income	643,352	329,258

Unearned employee benefits and other	(129,818)	(162,543)

Accumulated other comprehensive income:

Unrealized (loss) gain on securities classified as available for sale	(70,021)	18,231

Cumulative translation adjustments	(4,935)	(7,009)

Minimum pension liability adjustment	(1,674)	(953)

Common stock in treasury, at cost, 5,497,132 and 344,858 shares	(167,667)	(8,579)

Total common stock and other equity	708,645	645,881

	$5,210,871	$4,665,746

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	1999	1998	1997

	(000 omitted, except per share data)

Revenues:

Ongoing operations	$1,570,241	$1,337,221	$1,118,177

Sold businesses	10,928	275,538	368,174

Revenues from continuing operations	1,581,169	1,612,759	1,486,351

Costs and expenses:

Costs of sales and services	1,393,383	1,454,152	1,351,717

Corporate activities	19,369	24,207	31,388

Other investment income	(14,468)

Interest expense	26,888	27,212	34,296

Nonrecurring income	(9,676)	(22,842)

Minority interests	2,078	2,165	1,237

	1,417,574	1,484,894	1,418,638

Income before income taxes	163,595	127,865	67,713

Income taxes	35,036	30,521	11,194

Income from continuing operations	128,559	97,344	56,519

Income from discontinued operations	218,954	53,296	41,275

Income before extraordinary item	347,513	150,640	97,794

Extraordinary item			(8,458)

Net income	$347,513	$150,640	$89,336

Diluted income per common share

Continuing operations	$1.32	$0.98	$0.59

Discontinued operations	2.27	0.54	0.44

Income before extraordinary item	3.59	1.52	1.03

Extraordinary item			(0.09)

Diluted net income per common share	$3.59	$1.52	$0.94

Average outstanding and potentially dilutive common shares	96,396	98,367	93,786

Basic income per common share

Continuing operations	$1.37	$1.02	$0.61

Discontinued operations	2.35	0.56	0.45

Income before extraordinary item	3.72	1.58	1.06

Extraordinary item			(0.09)

Basic net income per common share	$3.72	$1.58	$0.97

Average outstanding common shares	93,007	94,382	90,804

Dividends declared per common share	$0.35	$0.32	$0.32

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,

	1999	1998	1997

	(000 omitted)

Net income	$347,513	$150,640	$89,336

Other comprehensive income:

Unrealized (losses) gains on securities classified as available for sale:

Holding (losses) gains arising during the period, net of tax (benefit) provision of $(53,748), $7,694, and $11,410	(84,068)	12,035	17,846

Reclassification adjustment for net realized gains included in net income, net of tax provision of $2,675, $4,749, and $2,830	(4,184)	(7,429)	(4,426)

	(88,252)	4,606	13,420

Unrealized foreign currency translation adjustments:

Holding gains (losses) arising during the period	1,066	(4,038)	(2,591)

Reclassification adjustment for sales of investments in foreign entities included in net income	1,008	51	1,088

	2,074	(3,987)	(1,503)

Minimum pension liability adjustment, net of tax (benefit) provision of $(389), $(205) and $3	(721)	(381)	4

Other comprehensive (loss) income	(86,899)	238	11,921

Comprehensive income	$260,614	$150,878	$101,257

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	1999	1998	1997

	(000 omitted)

Cash flows provided (used) by operating activities

Net income	$347,513	$150,640	$89,336

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	62,979	57,643	48,722

Deferred income taxes	2,700	1,563	1,437

Income from discontinued operations	(218,954)	(53,296)	(41,275)

Extraordinary item			8,458

Gains on sales of businesses, property and other assets, net	(7,659)	(52,375)	(17,341)

Other noncash items, net	9,653	13,438	8,849

Change in operating assets and liabilities:

Receivables and inventories	48,980	(31,113)	(5,822)

Payment service assets and obligations, net	549,691	778,156	466,559

Accounts payable and accrued compensation	(51,229)	17,506	11,865

Other assets and liabilities, net	(53,256)	(30,230)	(49,486)

Net cash provided by operating activities	690,418	851,932	521,302

Cash flows provided (used) by investing activities

Capital expenditures	(62,010)	(54,832)	(72,104)

Purchase of asset previously leased			(20,986)

Acquisitions of businesses, net of cash acquired	(29,521)	(343,771)	(10,495)

Proceeds from sales of businesses, property and other assets, net	57,215	109,319	204,723

Proceeds from sales and maturities of securities classified as available for sale	1,403,277	839,128	819,813

Proceeds from maturities of securities classified as held to maturity	111,204	103,231	48,201

Purchases of securities classified as available for sale	(2,100,239)	(1,602,002)	(1,141,753)

Purchases of securities classified as held to maturity	(349,362)	(96,309)	(191,340)

Cash provided by discontinued operations	650,748	124,839	996

Net cash used by investing activities	(318,688)	(920,397)	(362,945)

Cash flows provided (used) by financing activities

Proceeds from long-term borrowings		3,926

Payments on long-term borrowings	(3,709)	(32,639)	(75,946)

Premium paid upon early retirement of debt			(13,012)

Net change in short-term borrowings classified as long-term debt	(142,145)	150,000	(34,000)

Cash payments on interest rate swap agreements related to debt		(17,122)	(6,424)

Dividends on common and preferred stock	(33,713)	(31,480)	(30,295)

Exercise of stock options	29,448	17,216	12,466

Common stock purchased for treasury	(204,059)	(22,979)

Net cash (used) provided by financing activities	(354,178)	66,922	(147,211)

Net increase (decrease) in cash and cash equivalents	17,552	(1,543)	11,146

Cash and cash equivalents, beginning of year	15,554	17,097	5,951

Cash and cash equivalents, end of year	$33,106	$15,554	$17,097

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total

	(000 omitted)

Balance, December 31, 1996	$145,663	$282,203	$147,240	$(118,766)	$(1,890)	$(22,232)	$432,218

Net income			89,336				89,336

Dividends on common and preferred stock			(30,295)				(30,295)

Treasury shares acquired in connection with dividend reinvestment plan		(329)				(1,817)	(2,146)

Employee benefit plans		(7,017)		11,591		15,410	19,984

Employee Equity Trust adjustment to market value		14,793		(14,793)			—

Acquisition of subsidiary accounted for as a pooling of interests	3,947	875	4,382				9,204

Unrealized translation loss					(1,503)		(1,503)

Unrealized gain on securities classified as available for sale					13,420		13,420

Minimum pension liability adjustment					4		4

Other, net		889	(964)			(986)	(1,061)

Balance, December 31, 1997	149,610	291,414	209,699	(121,968)	10,031	(9,625)	529,161

Net income			150,640				150,640

Dividends on common and preferred stock			(31,480)				(31,480)

Employee benefit plans		(15,422)		11,317		24,027	19,922

Employee Equity Trust adjustment to market value		51,892		(51,892)			—

Treasury shares acquired						(22,979)	(22,979)

Unrealized translation loss					(3,987)		(3,987)

Unrealized gain on securities classified as available for sale					4,606		4,606

Minimum pension liability adjustment					(381)		(381)

Other, net		(18)	399			(2)	379

Balance, December 31, 1998	149,610	327,866	329,258	(162,543)	10,269	(8,579)	645,881

Net income			347,513				347,513

Dividends on common and preferred stock			(33,713)				(33,713)

Employee benefit plans		(26,809)		21,487		44,950	39,628

Employee Equity Trust adjustment to market value		(11,238)		11,238			—

Treasury shares acquired						(204,059)	(204,059)

Unrealized translation gain					2,074		2,074

Unrealized loss on securities classified as available for sale					(88,252)		(88,252)

Minimum pension liability adjustment					(721)		(721)

Other, net		(21)	294			21	294

Balance, December 31, 1999	$149,610	$289,798	$643,352	$(129,818)	$(76,630)	$(167,667)	$708,645

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

A.  Significant Accounting Policies

      Principles of Consolidation. The Consolidated Financial Statements of Viad Corp (“Viad”) include the accounts of Viad and all of its subsidiaries.

      On July 1, 1999, Viad completed the sale of its airline catering business, conducted by Dobbs International Services, Inc. in the United States and by Dobbs International (U.K.) Limited in the United Kingdom (referred to collectively as “Dobbs”). Effective April 1, 1998, Viad sold its Aircraft Services International Group (“ASIG”), which conducted aircraft fueling and ground-handling operations. The sale of Dobbs completed the disposition of Viad’s airline catering and services segment. The accompanying financial statements have been prepared to reflect Viad’s historical financial position and results of operations as adjusted for the reclassification of the airline catering and services businesses up to the respective dates of disposition of Dobbs and ASIG, as well as the gains on sales, as discontinued operations. See Note D.

      The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported results of operations during the period. Actual results may vary from those estimates.

      Intercompany accounts and transactions between Viad and its subsidiaries have been eliminated in consolidation.

      Described below are those accounting policies significant to Viad, including those selected from acceptable alternatives.

      Cash Equivalents. Viad considers all highly liquid investments with original maturities of three months or less as cash equivalents. Certain cash equivalents are classified as “Short-term investments.” See Note E.

      Investments in Securities. A portion of the proceeds from the sale of Dobbs has been invested in securities. These securities are included in the Consolidated Balance Sheets under the caption, “Investments in securities” with the current portion and investments with original maturities of three months or less included under the caption, “Short-term investments.” In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Viad classifies these investments as available for sale. See Note E.

      Assets Restricted for Payment Service Obligations. Viad’s Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, the securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.”

      In accordance with SFAS No. 115, Viad classifies these investment securities restricted for payment service obligations as either available for sale or held to maturity. See Note F.

      Inventories. Inventories, which consist primarily of exhibit materials and supplies used in providing services, are stated at the lower of cost (first-in, first-out and average cost methods) or market.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and any impairment write-downs pursuant to SFAS No. 121. Property and equipment are depreciated principally on the straight-line basis over the following useful lives: buildings, from 15 to 40 years; equipment, from 3 to 10 years; and leasehold improvements over the shorter of the lease term or useful life.

      Intangibles and Long-Lived Assets. Intangibles, including goodwill, are carried at cost less accumulated amortization. Intangibles are amortized on the straight-line method over the estimated lives or periods of expected benefit, but not in excess of 40 years. Viad reviews the carrying values of its long-lived assets and intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      Insurance Liabilities. Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss and medical claims. Viad has also retained and provided for certain insurance liabilities in conjunction with the sales of businesses. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels.

      Derivative Financial Instruments. Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes. Amounts receivable or payable under swap agreements used to hedge exposure of interest rate changes on variable rate commission payments are accrued and recognized as an adjustment to the expense of the related transaction. Forward contracts used to hedge wire transfer assets and liabilities denominated in foreign currencies are recorded on the Consolidated Balance Sheets. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, which was amended by SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133,” will be effective for Viad’s financial statements as of January 1, 2001. The statement requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad is in the process of evaluating the impact which will result upon adoption of this standard.

      Revenue Recognition. Revenue is recognized when services are performed or products are delivered. Revenue on certain long-term exhibit contracts is recognized on the percentage of completion method. Revenues include investment earnings on assets restricted for payment service obligations.

      Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.

      Net Income Per Common Share. Employee Stock Ownership Plan (“ESOP”) shares are treated as outstanding for net income per share calculations. Shares held by the Employee Equity Trust (the “Trust”) are not considered outstanding for net income per share calculations until the shares are released from the Trust.

      Reclassifications. Certain prior year amounts have been reclassified to conform with the 1999 presentation.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.  Acquisitions of Businesses

      During 1999, Viad purchased several Convention and Event Services companies and a small Travel and Recreation Services company.

      Effective June 1, 1998, Viad acquired MoneyGram Payment Systems, Inc. (“MoneyGram”), a provider of consumer money wire transfer services. Also during 1998, Viad acquired several Convention and Event Services companies.

      During 1997, Viad acquired several Payment Services businesses. In addition, in December 1997, Viad acquired all of the common stock of Game Financial Corporation (“Game”) in exchange for 2,631,000 shares of Viad’s common stock. The Game acquisition was accounted for as a pooling of interests.

      Except for the Game pooling, the acquisitions were accounted for as purchases. The purchase prices, including acquisition costs, were allocated to the net tangible and identifiable intangible assets acquired based on estimated fair values at the dates of the acquisitions. The difference between the purchase prices and the related fair values of net assets acquired represents goodwill.

      The accompanying financial statements include the accounts and results of operations from the dates of acquisition. The results of operations of the acquired companies from the beginning of the year to the dates of acquisition are not material to the consolidated results of operations. In addition, prior period financial statements have not been restated for the pooling of interests, as the results of Game for such periods were not significant.

      Net cash paid, assets acquired and debt and other liabilities assumed in all acquisitions of businesses accounted for as purchases for the years ended December 31 were as follows:

	1999	1998(1)	1997

	(000 omitted)

Assets acquired:

Property and equipment	$8,533	$17,509	$367

Intangibles, primarily goodwill	25,213	371,707	10,128

Other assets	6,838	41,723

Debt and other liabilities assumed	(11,063)	(87,168)

Net cash paid	$29,521	$343,771	$10,495

(1)	During 1999, amounts were revised to reflect final purchase accounting adjustments for 1998 acquisitions. The impact of such adjustments was to increase property and equipment, goodwill and liabilities by $1,427,000, $13,764,000 and $15,191,000, respectively. Amounts previously reported for 1998 have been modified to reflect these adjustments.

C.  Nonrecurring Income

      In the second quarter of 1998, Viad’s Payment Services subsidiary, Travelers Express Company (“TECI”), petitioned the Federal District Court to set aside a settlement term sheet under a patent infringement litigation initiated by TECI against Integrated Payment Systems (“IPS”), a subsidiary of First Data Corporation, because of the parties’ failure to agree on final settlement terms. At that time, TECI recorded a one-time provision totaling $10,642,000 ($6,917,000 after-tax) and tendered back to IPS amounts which IPS had paid to TECI pursuant to the term sheet. In December 1999, the Court reinstated the settlement and ordered IPS to pay back to TECI the amounts paid in 1998 and to resume scheduled payments as provided by the term sheet. Accordingly, after deducting legal and other costs, TECI recorded a one-time gain of $8,176,000 ($5,314,000 after-tax) in the fourth quarter of 1999.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1999, Viad adopted the equity method of accounting for its approximately 10% investment in the Arizona Diamondbacks (“Diamondbacks”) baseball franchise limited partnership. Noncash charges totaling $8,252,000 ($5,268,000 after-tax) were recorded in 1999 representing Viad’s pro-rata share of the Diamondbacks cumulative losses. On December 31, 1999, Viad contributed a portion of its investment in the Diamondbacks limited partnership to the Viad Corp Medical Plan Trust to fund certain postretirement benefits. The contribution, which was recorded at fair value, resulted in a one-time gain of $2,377,000 ($1,483,000 after-tax). Going forward, Viad’s remaining ownership interest will be accounted for under the cost method.

      Subsequent to Viad’s press release reporting earnings for the year ended December 31, 1999, Viad settled in February 2000 certain litigation in existence at the end of the year and recorded a nonrecurring provision totaling $9,950,000 ($6,209,000 after-tax) including legal and other costs. Because Viad had not yet filed its 1999 Annual Report on Form 10-K, the settlements were required to be recognized in 1999, in accordance with SFAS No. 5, “Accounting for Contingencies,” regarding subsequent events. The settlements will have no impact on future operations.

      On January 27, 1999, Viad sold the contract foodservice operations of Restaura, Inc. The public service division units of Restaura were sold in March 1999. After providing for costs of sale and related expense provisions, the net gain was not material.

      Viad completed the sale of its duty-free and shipboard concessions business, Greyhound Leisure Services, Inc. (“GLSI”) on September 15, 1998. The gain on sale recorded in 1998, after deducting costs of sale and related expense provisions, was $26,684,000 ($15,650,000 after-tax). Upon Viad’s collection of a subordinated note receivable and resolution of contingencies related to the sale of GLSI, gains of $9,400,000 ($5,866,000 after-tax) and $7,925,000 ($4,945,000 after-tax), respectively, were recorded in 1999.

      In the fourth quarter of 1998, Viad obtained release of all guarantees and bonding relating to its former United Kingdom travel and tour subsidiaries, Crystal Holidays and Jetsave, which had been sold in October 1997. The $6,800,000 ($4,004,000 after-tax) gain on sale, after deducting costs of sale and related expense provisions, was recorded in 1998.

      Results of operations up to dates of sale of these sold businesses (not classified as discontinued operations) are included in Viad’s “Sold businesses” category. See Note R. In connection with the sales, Viad has retained and provided for certain environmental, insurance and other liabilities.

D.  Discontinued Operations

      As discussed in Note A, on July 1, 1999, Viad completed the sale of Dobbs, its airline catering business. Effective April 1, 1998, Viad sold ASIG, which conducted aircraft fueling and ground-handling operations. The sale of Dobbs completed the disposition of Viad’s airline catering and services segment. In connection with the sales, Viad has retained and provided for certain environmental and other liabilities.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues applicable to the airline catering and services segment totaled $438,179,000 in 1999, $922,632,000 in 1998 and $924,373,000 in 1997. The caption “Income from discontinued operations” in the Consolidated Statements of Income for the years ended December 31 includes the following:

	1999	1998	1997

	(000 omitted)

Income from operations, net of tax provision of $11,950, $28,573 and $29,959(1)	$16,678	$40,095	$41,275

Gain on sale of businesses, net of tax provision of $99,160 and $7,954	213,437	13,201

Provision related to previously discontinued businesses, net of tax provision of $6,111(2)	(11,161)

Income from discontinued operations	$218,954	$53,296	$41,275

(1)	Interest expense not directly attributable to other Viad operations of $2,593,000 in 1999, $6,862,000 in 1998, and $7,610,000 in 1997, was allocated to the airline catering and services segment based on the amount of intercompany interest that had historically been charged by Viad on interest-bearing advances based on the prime lending rate.

(2)	Represents additional provisions for self insurance, environmental and other liabilities arising from previously discontinued businesses.

E.  Investments in Securities

      A portion of the proceeds from the sale of Dobbs has been invested in securities. These securities are included in the Consolidated Balance Sheets under the caption, “Investments in securities” with the current portion and investments with original maturities of three months or less included under the caption, “Short-term investments.” Proceeds have been temporarily invested in securities pending Viad’s use to fund strategic acquisitions, purchase treasury shares, reduce debt or for other general corporate purposes. Accordingly, such investments are classified as available for sale and are carried at fair market value in accordance with SFAS No. 115. The net unrealized holding loss of $1,979,000 (net of a deferred tax asset of $1,265,000) at December 31, 1999, is included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Income arising from these investments is included in the Consolidated Statements of Income under the caption, “Other investment income.”

      A summary of securities classified as available for sale at December 31, 1999 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

Corporate debt securities	$95,543	$2	$—	$95,545

Mortgage-backed and other asset-backed securities	176,605		3,246	173,359

Securities classified as available for sale	$272,148	$2	$3,246	$268,904

      All corporate debt securities will mature in 2000. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

      Gross losses of $34,000 were realized during 1999. Gross gains and losses are based on the specific identification method of determining cost.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.  Assets Restricted for Payment Service Obligations

      Viad’s Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, the securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.” Before consolidating eliminations, this caption also included investment-grade commercial paper issued by Viad and supported along with the rest of Viad’s outstanding commercial paper by a credit commitment under a long-term revolving bank credit agreement. A portion of the commercial paper held by the Payment Services subsidiary was repaid by Viad in 1999. In December 1999, Viad made a capital contribution of approximately $50,000,000 to a Payment Services subsidiary. The repayment of commercial paper and the capital contribution have been invested by the subsidiary in debt securities that are included in the caption, “Investments restricted for payment service obligations.” In addition, certain other assets of Payment Services subsidiaries are available for the payment service obligations.

      Viad regularly monitors credit and market risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. Although Payment Services subsidiaries’ investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of its investments reduces this risk substantially (approximately 99% of the investments at December 31, 1999, have rating of A- or higher or are collateralized by federal agency securities).

      As described in Note P, a Payment Services subsidiary hedges a substantial portion of the variable rate commission payments to its selling agents through the purchase of swap agreements, which convert the variable rate commission payments to fixed rate payments. The fair value of such swap agreements, while not recorded on Viad’s Consolidated Balance Sheets, generally increases when market values of fixed rate debt investments held by Payment Services subsidiaries decline and vice versa.

      Under normal circumstances, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service items as they are presented. In addition, a Viad Payment Services subsidiary has various lines of credit and overdraft facilities totaling $250,000,000 available to assist in the management of investments and the clearing of payment service obligations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented as additional information below is a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related off-balance-sheet swap agreements at December 31:

	1999	1998

	(000 omitted)

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations, including $50,000 and $90,000 invested in Viad commercial paper(1)	$652,893	$623,625

Investments restricted for payment service obligations(2)	2,936,171	2,415,588

Other assets available for payment service obligations	3,009	23,568

Payment service obligations	(3,587,834)	(2,971,228)

Fair value (liability) of off-balance-sheet swap agreements(3)	56,708	(25,097)

Total	$60,947	$66,456

(1)	See Note I for description of Viad’s revolving bank credit agreement, which supports its commercial paper obligations.

(2)	As noted below, securities classified as available for sale are carried at fair market value, and securities classified as held to maturity are carried at amortized cost.

(3)	The fair value represents the estimated amount that Viad would receive from (pay to) counterparties to terminate the swap agreements at December 31.

     Payment Services securities classified in accordance with SFAS No. 115 are presented below.

      Securities Classified as Available for Sale. Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity or changes in interest rates, are classified as securities available for sale and are carried at fair value. The net unrealized holding loss of $68,042,000 (net of deferred tax asset of $43,501,000) at December 31, 1999 and the net unrealized holding gain of $18,231,000 (net of deferred tax liability of $11,656,000) at December 31, 1998 are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” The unrealized loss during 1999 was due to increases in market interest rates, while the unrealized gain during 1998 was due principally to decreases in longer-term market interest rates.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of securities classified as available for sale at December 31, 1999 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$29,750	$—	$3,126	$26,624

Obligations of states and political subdivisions	1,212,141	1,419	61,546	1,152,014

Corporate debt securities	19,969		874	19,095

Mortgage-backed and other asset-backed securities	904,086	927	43,575	861,438

Debt securities issued by foreign governments	6,973		265	6,708

Preferred stock	105,874	53	4,556	101,371

Securities classified as available for sale	$2,278,793	$2,399	$113,942	$2,167,250

      A summary of securities classified as available for sale at December 31, 1998 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$16,193	$2	$14	$16,181

Obligations of states and political subdivisions	954,237	30,613	397	984,453

Corporate debt securities	9,967		2,179	7,788

Mortgage-backed and other asset-backed securities	778,417	7,306	2,789	782,934

Debt securities issued by foreign governments	6,970		784	6,186

Preferred stock	80,360	700	2,571	78,489

Securities classified as available for sale	$1,846,144	$38,621	$8,734	$1,876,031

      Gross gains of $6,972,000, $12,205,000 and $7,986,000 were realized during 1999, 1998, and 1997, respectively. Gross losses of $79,000, $27,000 and $730,000 were realized during 1999, 1998 and 1997 respectively. Gross gains and losses from sales of securities are based on the specific identification method of determining cost.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Securities Classified as Held to Maturity. Securities classified as held to maturity consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost. A summary of securities classified as held to maturity at December 31, 1999 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$27,035	$1	$886	$26,150

Obligations of states and political subdivisions	457,741	2,648	11,232	449,157

Corporate debt securities	16,397		368	16,029

Mortgage-backed and other asset-backed securities	279,894	397	6,899	273,392

Debt securities issued by foreign governments	7,001		61	6,940

Securities classified as held to maturity	$788,068	$3,046	$19,446	$771,668

      A summary of securities classified as held to maturity at December 31, 1998 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$55,059	$441	$30	$55,470

Obligations of states and political subdivisions	350,374	15,573	112	365,835

Corporate debt securities	20,507	193	33	20,667

Mortgage-backed and other asset-backed securities	120,743	1,384	316	121,811

Other securities	3,018		137	2,881

Securities classified as held to maturity	$549,701	$17,591	$628	$566,664

      Scheduled Maturities. Scheduled maturities of securities at December 31, 1999 are presented below:

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(000 omitted)

Due in:

2000	$—	$—	$19,147	$19,077

2001-2004	117,182	114,925	34,146	33,618

2005-2009	240,797	233,952	117,904	117,695

2010 and later	910,854	855,564	336,977	327,886

Mortgage-backed and other asset-backed securities	904,086	861,438	279,894	273,392

Preferred stock	105,874	101,371

	$2,278,793	$2,167,250	$788,068	$771,668

      Actual maturities may differ from scheduled maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G. Property and Equipment

      Property and equipment at December 31 consisted of the following:

	1999	1998

	(000 omitted)

Land	$21,129	$19,267

Buildings and leasehold improvements	109,021	111,548

Equipment	433,431	408,074

	563,581	538,889

Less accumulated depreciation	249,958	244,294

Property and equipment	$313,623	$294,595

H. Intangibles

      Intangibles at December 31 consisted of the following:

	1999	1998

	(000 omitted)

Goodwill(1)	$640,061	$598,465

Other intangibles	58,262	54,474

	698,323	652,939

Less accumulated amortization	68,983	50,013

Intangibles	$629,340	$602,926

(1)	Includes $9,001,000 of goodwill which arose prior to November 1, 1970, not subject to amortization.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.  Debt

      Long-term debt at December 31 was as follows:

	1999	1998

	(000 omitted)
Senior debt:(1)

Short-term borrowings:

Promissory notes, 7.0% (1999) and 5.8% (1998) weighted average interest rate at December 31	$34,000	$148,000

Commercial paper, 7.6% (1999) and 5.8% (1998) weighted average interest rate at December 31(2)	10,000	52,000

Senior notes, 6.2% (1999 and 1998) weighted average interest rate at December 31, due to 2009	269,775	269,711

Guarantee of ESOP debt, floating rate indexed to LIBOR, 5.4% (1999) and 4.6% (1998) at December 31, due to 2009	20,000	22,000

Real estate mortgages and other obligations, 6.2% (1999) and 5.7% (1998) weighted average interest rate at December 31, due to 2016	23,139	24,239

	356,914	515,950

Subordinated debt, 10.5% debentures, due 2006	18,503	18,503

Total debt	375,417	534,453

Less current portion	32,814	3,105

Long-term debt	$342,603	$531,348

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term revolving bank credit used to support short-term borrowings.

(2)	After eliminating $50,000,000 (1999) and $90,000,000 (1998) of commercial paper issued by Viad to a Payment Services subsidiary.

     Viad satisfies its short-term borrowing requirements with bank lines of credit and the issuance of commercial paper and promissory notes. At December 31, 1999, there was $13,855,000 of short-term borrowings outstanding under a bank note payable.

      At December 31, 1999, outstanding promissory notes and commercial paper, including the commercial paper issued to a Viad Payment Services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement, which expires on August 15, 2002. The interest rate applicable to borrowings under the bank credit agreement is, at Viad’s option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over such indices during the period of the credit agreement. The agreement also provides for commitment fees. Such spreads and fees will change moderately should Viad’s debt ratings change. Viad, in the event that it becomes advisable, intends to exercise its right under the agreement to borrow for the purpose of refinancing short-term borrowings; accordingly, short-term borrowings totaling $44,000,000 and $200,000,000 at December 31, 1999 and 1998, respectively, have been classified as long-term debt.

      Annual maturities of long-term debt due in the next five years will approximate $32,814,000 (2000), $68,684,000 (2001), $87,941,000 (2002), $105,027,000 (2003), $22,315,000 (2004) and $58,636,000 thereafter. Included in the year 2002 is $44,000,000 which represents the maturity of short-term borrowings assuming they had been refinanced utilizing the revolving credit facility described above.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average interest rate on total debt, inclusive of the effect of interest rate swap agreements (which were terminated in April 1998 after repaying short-term borrowings with proceeds from the sale of ASIG) and excluding interest expense unrelated to debt obligations, was 6.0%, 6.7% and 7.5% for 1999, 1998 and 1997, respectively.

      Interest paid in 1999, 1998 and 1997 was $31,287,000, $38,367,000 and $40,089,000, respectively.

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate of $500,000,000 of debt and equity securities. No securities have been issued under the program.

J.  Earnings Per Share

      The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, “Earnings Per Share”:

	1999	1998	1997

	(000 omitted, except per share data)

Income from continuing operations	$128,559	$97,344	$56,519

Less: Preferred stock dividends	(1,131)	(1,129)	(1,127)

Income available to common stockholders	$127,428	$96,215	$55,392

Average outstanding common shares	93,007	94,382	90,804

Additional dilutive shares related to stock-based compensation	3,389	3,985	2,982

Average outstanding and potentially dilutive common shares	96,396	98,367	93,786

Diluted income per share from continuing operations	$1.32	$0.98	$0.59

Basic income per share from continuing operations	$1.37	$1.02	$0.61

K.  Preferred Stock and Common Stock and Other Equity

      Viad has 442,352 shares of $4.75 Preferred Stock authorized, of which 352,352 shares are issued. The holders of the $4.75 Preferred Stock are entitled to a liquidation preference of $100 per share and to annual cumulative sinking fund redemptions of 6,000 shares. Viad presently holds 117,372 shares which will be applied to this sinking fund requirement; the 234,980 shares held by others are scheduled to be redeemed in the years 2019 to 2058. In addition, Viad has authorized 5,000,000 and 2,000,000 shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

      Viad has one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of its common stock. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire Viad which is not believed by the Board of Directors to be in the best interest of stockholders. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. The Rights may be redeemed by Viad at $0.025 per Right prior to the time any person or group has acquired 20% or more of Viad’s shares. Viad has reserved 1,000,000 shares of Junior Participating Preferred Stock for issuance in connection with the Rights.

      Viad funds a portion of its matching contributions to employees’ 401(k) plans through a leveraged ESOP. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1989, the ESOP borrowed $40,000,000 to purchase treasury shares from Viad. The ESOP’s obligation to repay this borrowing is guaranteed by Viad; therefore, the unpaid balance of the borrowing ($20,000,000 and $22,000,000 at December 31, 1999 and 1998, respectively) has been reflected in the accompanying balance sheet as long-term debt. The same amounts, representing unearned employee benefits, have been recorded as a deduction from common stock and other equity. The liability is reduced as the ESOP repays the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP intends to repay the loan (plus interest) using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.

      Information regarding ESOP transactions for the years ended December 31 was as follows:

	1999	1998	1997

	(000 omitted)

Amounts paid by ESOP for:

Debt repayment	$2,000	$2,000	$2,000

Interest	917	1,098	1,187

Amounts received from Viad as:

Dividends	847	884	856

Contributions	2,080	2,205	2,226

      Shares are released for allocation to participants based upon the ratio of the year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense of the ESOP is recognized based upon the greater of cumulative cash payments to the plan or 80% of the cumulative expense that would have been recognized under the shares allocated method, in accordance with Emerging Issues Task Force Abstract No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad has recorded expense of $2,067,000, $2,205,000, and $2,123,000 in 1999, 1998 and 1997, respectively.

      Unallocated shares held by the ESOP totaled 2,302,000 and 2,575,000 at December 31, 1999 and 1998, respectively. Shares allocated during 1999 and 1998 totaled 273,000 and 292,000, respectively.

      In 1992, Viad sold treasury stock to Viad’s Employee Equity Trust (the “Trust”) in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note ($37,957,000 at December 31, 1999) and dividend and interest transactions are eliminated in consolidation. The fair market value ($109,818,000 and $136,558,000 at December 31, 1999 and 1998, respectively) of the 3,939,671 and 4,495,736 remaining shares held by the Trust at December 31, 1999 and 1998, respectively, representing unearned employee benefits, is shown as a deduction from common stock and other equity and is reduced as employee benefits are funded. The difference between the cost and fair value of shares held is included in additional capital.

      At December 31, 1999, retained income of $155,193,000 was unrestricted as to payment of dividends by Viad.

L.  Stock-Based Compensation

      In 1997, stockholders adopted the 1997 Viad Corp Omnibus Incentive Plan (“Omnibus Plan”). The Omnibus Plan, which replaced prior incentive plans, provides for the following types of awards to officers, directors and certain key employees: (a) stock options (both incentive stock options and nonqualified stock options); (b) stock appreciation rights (“SARs”); (c) restricted stock; and (d) performance-based awards. The number of shares available for grant under the Omnibus Plan in each calendar year is equal to 2% of the total number of shares of common stock outstanding as of the first day of each year. Any shares available for

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant in a particular calendar year which are not granted in such year are added to the shares available for grant in any subsequent calendar year.

      Stock options are granted for terms of ten years at an exercise price based on the market value at the date of grant. Stock options granted prior to 1999 are exercisable 50% after one year with the balance exercisable after two years from the date of grant. For stock options granted in 1999 and thereafter, 50% are exercisable after one year and the other half become exercisable after two years if certain annual incentive goals are achieved, or after three years and four years, respectively, if annual incentive goals are not achieved in a particular year. Options granted since 1998 contain certain forfeiture and noncompete provisions.

      SARs and Limited SARs (“LSARs”) were granted, with terms of ten years, under the 1983 Stock Option and Incentive Plan. SARs are exercisable under the same terms as stock options, while LSARs vest fully at date of grant and are exercisable only for a limited period (in the event of certain tender or exchange offers for Viad’s common stock). SARs and/or LSARs are issued in tandem with certain stock options and the exercise of one reduces, to the extent exercised, the number of shares represented by the other(s). SAR exercises totaled 2,812 shares in 1997. There were no SARs exercised in 1999 or 1998.

      Performance-based stock awards (77,200, 97,600, and 120,900 shares awarded in 1999, 1998 and 1997, respectively, at a fair market value per share of $29.50, $24.78, and $18.34, respectively) vest at the end of a three-year period from the date of grant, based on total shareholder return relative to the applicable stock and industry indices specified at the time of each award. Vested shares with respect to performance periods beginning in 1996, 1995 and 1994 totaled 139,815 in 1999, 83,226 in 1998 and 109,787 in 1997, respectively. Throughout the performance period, holders of the performance-based stock have the right to receive dividends and vote the shares but may not sell, assign, transfer, pledge or otherwise encumber the stock.

      Information with respect to stock options for the years ended December 31, at historical number of shares and option exercise prices, is as follows:

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at December 31, 1996	10,022,907	$10.82

Granted	1,143,100	18.33

Conversion of Game options(1)	235,228	7.95

Exercised	(1,391,630)	9.73

Canceled	(202,578)	13.91

Options outstanding at December 31, 1997	9,807,027	11.72	8,052,840

Granted	962,100	24.79

Exercised	(1,883,697)	10.05

Canceled	(163,511)	18.84

Options outstanding at December 31, 1998	8,721,919	13.38	7,342,669

Granted	800,500	29.46

Exercised	(2,357,122)	12.24

Canceled	(260,676)	23.20

Options outstanding at December 31, 1999	6,904,621	15.27	5,838,871

(1)	Existing Game options were converted into options to purchase Viad shares upon the acquisition of Game (see Note B). The original number of Game stock options and exercise prices were adjusted to reflect the acquisition exchange ratio.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning stock options outstanding and exercisable at December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 3.93 to $ 7.54	736,946	1.3 years	$6.69	736,946	$6.69
$ 9.33 to $12.22	2,329,290	2.9 years	10.99	2,329,290	10.99
$13.05 to $16.25	1,699,264	4.8 years	13.50	1,699,264	13.50
$18.06 to $24.78	1,390,621	7.4 years	21.53	1,067,171	20.55
$25.25 to $29.50	748,500	8.8 years	29.45	6,200	26.83

$ 3.93 to $29.50	6,904,621	4.7 years	15.17	5,838,871	12.94

      Viad applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based stock awards and SAR exercises, which gave rise to compensation expense aggregating $4,607,000, $3,753,000, and $3,858,000 in 1999, 1998 and 1997, respectively.

      Assuming Viad had recognized compensation cost for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, income from continuing operations and diluted income per share from continuing operations would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and the tax benefit on nonqualified stock options.

	1999	1998	1997

Income from continuing operations (000 omitted):

As reported	$128,559	$97,344	$56,519

Pro forma	124,863	92,713	53,240

Diluted income per share from continuing operations:

As reported	$1.32	$0.98	$0.59

Pro forma	1.29	0.93	0.56

      For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 1999, 1998 and 1997 was $9.17, $7.16, and $5.04 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	1999	1998	1997

Expected dividend yield	1.2%	1.3%	1.7%

Expected volatility	28.3%	24.4%	23.6%

Risk-free interest rate	5.46%	5.78%	6.13%

Expected life	5 years	5 years	5 years

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.  Income Taxes

      Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at December 31 related to the following:

	1999	1998

	(000 omitted)

Property and equipment	$(21,765)	$(23,529)

Deferred income	1,796	10,178

Pension, compensation and other employee benefits	42,755	42,079

Provisions for losses	54,909	41,484

Unrealized loss (gain) on securities classified as available for sale	44,767	(11,656)

State income taxes	17,259	8,975

Alternative minimum tax credit carryforward		5,193

Other deferred income tax assets	20,247	32,696

Other deferred income tax liabilities	(20,255)	(16,350)

	139,713	89,070

Foreign deferred tax liabilities included above	12,335	9,698

United States deferred tax assets	$152,048	$98,768

      The provision for income taxes on income from continuing operations for the years ended December 31 consisted of the following:

	1999	1998	1997

	(000 omitted)

Current:

United States:

Federal	$18,894	$18,221	$589

State	4,367	4,538	2,088

Foreign	9,075	6,199	7,080

	32,336	28,958	9,757

Deferred	2,700	1,563	1,437

Income taxes	$35,036	$30,521	$11,194

      Certain tax benefits related primarily to stock option exercises and dividends paid to the ESOP are credited to common stock and other equity and amounted to $8,832,000, $6,875,000, and $2,491,000 in 1999, 1998 and 1997, respectively.

      Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad. Certain benefits of filing such returns, including tax losses and credits which would not have been available to certain subsidiaries on a separate return basis, have been credited to such subsidiaries by Viad. These benefits are included in the determination of the income taxes of those subsidiaries.

      Income taxes paid in 1999, 1998 and 1997, including amounts paid on behalf of the sold and discontinued businesses as part of consolidated federal and other applicable tax returns of Viad, amounted to $99,271,000, $23,334,000, and $18,804,000, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates for the years ended December 31 was as follows:

	1999	1998	1997

	(000 omitted)

Computed income taxes at statutory federal income tax rate of 35%	$57,258	$44,753	$23,700

Nondeductible goodwill amortization	2,678	1,605	992

Minority interests	727	758	433

State income taxes	3,130	2,631	1,823

Tax-exempt income	(28,485)	(21,519)	(15,725)

Other, net	(272)	2,293	(29)

Income taxes	$35,036	$30,521	$11,194

      United States and foreign income before income taxes from continuing operations for the years ended December 31 was as follows:

	1999	1998	1997

	(000 omitted)

United States	$140,710	$111,643	$52,971

Foreign	22,885	16,222	14,742

Income before income taxes	$163,595	$127,865	$67,713

N.  Pension and Other Postretirement Benefits

      Pension Benefits. Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans as described in Note K. Defined benefits are based primarily on final average pay and years of service. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table indicates the plans’ funded status and amounts recognized in Viad’s Consolidated Balance Sheets at December 31:

	Funded Plans		Unfunded Plans

	1999	1998	1999	1998

	(000 omitted)

Change in projected benefit obligation:

Benefit obligation at beginning of year	$120,992	$110,011	$31,543	$27,468

Service cost	1,763	1,824	791	707

Interest cost	8,666	8,012	2,371	2,115

Plan amendments	352	181	1,907	997

Actuarial adjustments(1)	(5,773)	10,867	533	2,197

Curtailments		(2,462)	(425)	(133)

Benefits paid	(7,711)	(7,441)	(2,100)	(1,808)

Benefit obligation at end of year(2)	118,289	120,992	34,620	31,543

Change in plan assets:

Fair value of plan assets at beginning of year	140,612	126,374

Actual return on plan assets	12,922	21,637

Company contributions	13	42	2,100	1,808

Benefits paid	(7,711)	(7,441)	(2,100)	(1,808)

Fair value of plan assets at end of year	145,836	140,612	—	—

Funded status	27,547	19,620	(34,620)	(31,543)

Unrecognized net transition (asset) obligation	(1,249)	(2,128)	225	516

Unrecognized prior service cost	1,173	919	5,991	5,536

Unrecognized actuarial (gain) loss	(10,719)	(4,328)	6,889	7,121

Net amount recognized	$16,752	$14,083	$(21,515)	$(18,370)

(1)	The actuarial adjustments arose primarily as a result of changes in the discount rate assumption.

(2)	The accumulated benefit obligation for the unfunded pension plans was $30,017,000 and $25,844,000 as of December 31, 1999 and 1998, respectively.

     The total amounts recognized in Viad’s Consolidated Balance Sheets at December 31 were as follows:

	Funded Plans		Unfunded Plans

	1999	1998	1999	1998

	(000 omitted)

Prepaid pension cost	$16,813	$14,143	$—	$—

Accrued pension liability	(128)	(137)	(30,213)	(26,073)

Intangible asset	6	13	6,183	6,301

Accumulated other comprehensive income	61	64	2,515	1,402

Net amount recognized	$16,752	$14,083	$(21,515)	$(18,370)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost for defined benefit plans for the years ended December 31 includes the following components:

	1999	1998	1997

	(000 omitted)

Service cost	$2,554	$2,531	$3,589

Interest cost	11,037	10,127	9,854

Expected return on plan assets	(12,407)	(11,153)	(10,198)

Amortization of prior service cost	674	603	521

Recognized net actuarial loss	820	463	196

Net periodic pension cost	$2,678	$2,571	$3,962

      Net curtailment gains totaling $89,000 and $1,868,000 in 1999 and 1998, respectively, were primarily attributable to the sales of businesses. Curtailment gains totaling $1,632,000 in 1997 were primarily attributable to freezing plan benefits for a business subsequently sold.

      Contributions to multiemployer pension plans totaled $13,578,000, $11,779,000, and $12,141,000 in 1999, 1998 and 1997, respectively. Costs of 401(k) defined contribution and other pension plans totaled $1,383,000, $1,644,000, and $3,307,000 in 1999, 1998 and 1997, respectively.

      Postretirement Benefits Other Than Pensions. Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for such benefits for certain retirees of sold businesses. While the plans have no funding requirements, Viad may fund the plans. As described in Note C, on December 31, 1999, Viad contributed a portion of its investment in the Arizona Diamondbacks limited partnership to the Viad Corp Medical Plan Trust to fund certain postretirement benefits.

      The status of the plans as of December 31 is set forth below:

	1999	1998

	(000 omitted)

Change in accumulated benefit obligation:

Benefit obligation at beginning of year	$39,753	$44,334

Service cost	594	878

Interest cost	2,664	2,997

Plan amendments	(4,793)	(2,777)

Actuarial adjustments(1)	(1,268)	2,433

Curtailments	(5)	(4,983)

Benefits paid	(3,234)	(3,129)

Benefit obligation at end of year	33,711	39,753

Fair value of plan assets at end of year(2)	11,347

Funded status	(22,364)	(39,753)

Unrecognized prior service reduction	(7,478)	(3,277)

Unrecognized net actuarial gain	(4,413)	(3,203)

Accrued postretirement benefit cost	$(34,255)	$(46,233)

(1)	The actuarial adjustments arose primarily as a result of changes in the discount rate assumption.

(2)	Assets contributed December 31, 1999.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net periodic postretirement benefit cost for the years ended December 31 includes the following components:

	1999	1998	1997

	(000 omitted)

Service cost	$594	$878	$967

Interest cost	2,664	2,997	3,165

Amortization of prior service cost	(408)	(218)	(86)

Recognized net actuarial gain	(77)	(38)	(229)

Net periodic postretirement benefit cost	$2,773	$3,619	$3,817

      Curtailment gains totaling $184,000 in 1999 and $5,147,000 in 1998 were primarily attributable to the sales of businesses. There were no curtailment gains or losses in 1997.

      The assumed health care cost trend rate used in measuring the 1999 and 1998 accumulated postretirement benefit obligation was 8% and 9%, respectively, gradually declining to 5% by the year 2002 and remaining at that level thereafter for retirees below age 65, and 6.5% and 7%, respectively, gradually declining to 5% by the year 2002 and remaining at that level thereafter for retirees above age 65.

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $3,055,000 and the ongoing annual expense by approximately $451,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $2,590,000 and the ongoing annual expense by approximately $360,000.

      Weighted Average Assumptions. Weighted average assumptions used at December 31 were as follows:

	Pension Benefits		Other Benefits

	1999	1998	1999	1998

Discount rate	7.75%	7.0%	7.75%	7.0%

Expected return on plan assets	10.0%	10.0%	5.0%	N/A

Rate of compensation increase	4.5%	4.5%	N/A	N/A

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

O.  Leases

      Certain offices, equipment and other facilities are leased. The leases expire over periods generally ranging from one to 11 years and some provide for renewal options ranging from one to 31 years. Leases which expire are generally renewed or replaced by similar leases.

      At December 31, 1999, Viad’s future minimum rental payments and related sublease rentals receivable with respect to noncancelable operating leases with terms in excess of one year were as follows:

		Rentals
		Receivable
	Rental	Under
	Payments	Subleases

	(000 omitted)

2000	$31,106	$2,330

2001	25,787	1,280

2002	22,748	586

2003	17,284	347

2004	14,268	281

Thereafter	46,497	367

Total	$157,690	$5,191

      In May 1997, Viad sold its corporate headquarters and is leasing back a portion of the building. The future minimum rental payments are included in the table above. The excess of the net sales price over the net book value of the building was deferred and is being amortized over the term of the leaseback.

      Information regarding net operating lease rentals for the years ended December 31 is as follows:

	1999	1998	1997

	(000 omitted)

Minimum rentals	$36,854	$36,659	$38,929

Contingent rentals		751	562

Sublease rentals	(3,021)	(1,169)	(1,280)

Total rentals, net	$33,833	$36,241	$38,211

P.  Financial Instruments With Off-Balance-Sheet Risk and Fair Value of Financial Instruments

      Financial Instruments with Off-Balance-Sheet Risk. Viad is a party to financial instruments with off-balance-sheet risk which are entered into in the normal course of business to meet financing needs and to manage exposure to fluctuations in interest rates. These financial instruments include sale of receivables agreements and interest rate swap agreements. The instruments involve, to a varying degree, elements of credit and interest rate risk in addition to amounts recognized in the financial statements.

      At December 31, 1999, Viad had an agreement to sell, on a revolving basis, undivided participating interests in a defined pool of trade accounts receivable from customers of Viad’s Convention and Event Services businesses in an amount not to exceed $60,000,000 as a means of accelerating cash flow. At December 31, 1999 and 1998, $60,000,000 and $27,400,000, respectively, of trade accounts receivable were sold under the agreement. The agreement expires in August 2000 but is expected to be extended annually. Under the terms of the trade receivables sales agreement, Viad has retained substantially the same risk of credit loss as if the receivables had not been sold, as Viad is obligated to replace uncollectible receivables with new trade accounts receivable. The average balance of proceeds from the sale of trade accounts receivable approximated $39,954,000, $24,656,000, and $25,550,000 during 1999, 1998 and 1997, respectively. The

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of selling such receivables, discounted based on short-term interest rates, was $2,263,000, $1,482,000 and $1,585,000 in 1999, 1998, and 1997, respectively, and is included in “Costs of sales and services.”

      At December 31, 1999, a Viad Payment Services subsidiary had an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents in an amount not to exceed $400,000,000. The agreement expires in June 2003. The receivables are sold in order to accelerate payment services’ cash flow for investment in the admissible securities described in Note F. The average agents’ receivables sold approximated $377,000,000, $262,000,000 and $125,000,000 during 1999, 1998 and the latter part of 1997, respectively. The agents’ receivables are sold at a discount based on short-term variable interest rates. The expense of selling such receivables was $26,352,000, $16,768,000 and $2,790,000 in 1999, 1998 and 1997, respectively, and is included in “Costs of sales and services.”

      A portion of the Payment Services subsidiary’s business involves the payment of commissions to selling agents of its official check program. The commissions are computed based on short-term variable interest rates. Variable-to-fixed rate swap agreements have been entered into to mitigate the effects of such fluctuations on commission expense and on the net proceeds from the agents’ receivables sales.

      The notional amount of the variable-to-fixed swap agreements totaled $1,625,000,000 at December 31, 1999, with an average pay rate of 5.3% and an average receive rate of 5.6%. The variable-rate portion of the swaps is generally based on treasury bill, LIBOR or federal funds rates. The agreements expire as follows: $100,000,000 (2000), $375,000,000 (2002), $875,000,000 (2003), $225,000,000 (2004) and $50,000,000 (2007).

      The notional amounts of such agreements are used to measure amounts to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the swap agreements are accrued consistent with the terms of the agreements and market interest rates and are recognized as an adjustment to the expense of the related transaction. Viad maintains formal procedures for entering into swap transactions, and management regularly monitors and reports to the Audit Committee of the Board of Directors on swap activity. The agreements are with major financial institutions which are currently expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Viad regularly monitors the credit ratings of the counterparties, and the likelihood of default is considered remote.

      Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair values due to the short-term maturities of these instruments. The amortized cost and fair value of investments in debt and equity securities are disclosed in Notes E and F. The carrying amounts and estimated fair values of Viad’s other financial instruments at December 31 are as follows:

	1999		1998

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(000 omitted)

Total debt	$(389,272)	$(383,725)	$(534,453)	$(541,055)

Swap agreements(1)	124	56,708	(899)	(25,097)

(1)	Carrying amount represents accrued interest receivable (payable).

     The methods and assumptions used to estimate the fair values of the financial instruments are summarized below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that Viad could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Debt — The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of the commercial paper and promissory notes were assumed to approximate fair values due to their short-term maturities.

      Swap agreements — The fair value represents the estimated amount that Viad would receive from (pay to) counterparties to terminate the swap agreements at December 31.

Q.  Litigation, Claims and Other Contingencies

      Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 1999, with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements. Potential liability for previously reported railroad-asbestos related claims has been resolved favorably for Viad.

      Viad is subject to various environmental laws and regulations of the United States as well as of the states and other countries in whose jurisdictions Viad has or had operations and is subject to certain international agreements. As is the case with many companies, Viad faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Viad is a party to certain environmental disputes, Viad believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, exclusive of any potential insurance recoveries, will not have a material effect on Viad’s financial statements.

R.  Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosure of certain financial information for reportable operating segments based on management’s internal organizational decision-making structure. Viad measures segment profit and performance based on operating segment income from continuing operations after minority interests and income taxes, but before nonrecurring items.

      The accounting policies of the operating segments are the same as those described in Note A, except that an adjustment is made to the Payment Services segment to present revenues, operating income and income taxes on a fully taxable equivalent basis to reflect amounts invested in tax-exempt securities. Consolidated revenues, operating income and interest expense also reflect the elimination of intercompany interest payments on the commercial paper issued by Viad to a Payment Services subsidiary. Intersegment sales and transfers are not significant. Interest expense is allocated to operations based on net funds advanced and current short-term interest rates. Income taxes are allocated based primarily on separate return calculations for each business. Certain benefits of filing combined and/or consolidated state income tax returns, including tax losses and credits which would not have been available to certain subsidiaries on a separate return basis, have been credited to such subsidiaries by Viad. Depreciation and amortization are the only significant noncash items for the reportable segments.

      Viad’s two reportable segments are Payment Services and Convention and Event Services. The Payment Services segment sells money orders through agents, performs official check and negotiable instrument clearing services for banks and credit unions, and provides cash access services to gaming establishments throughout the United States. In addition, the segment provides consumer money wire transfer services throughout the world. The Convention and Event Services segment provides decorating, exhibit preparation, installation and dismantling, and electrical, transportation and management services for conventions,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tradeshows, associations and other corporate events; and designs and builds convention, tradeshow, museum and other exhibits and displays throughout the world.

      The remaining categories represent ongoing Travel and Recreation Services businesses below reportable segment quantitative thresholds, sold businesses not classified as discontinued operations, and corporate and other. These categories are presented to reconcile to total results. Ongoing Travel and Recreation Services includes Viad’s Canadian travel tour service subsidiary, which operates tours and charters in the Canadian Rockies and conducts hotel operations and snocoach tours of the Columbia Icefield; and the Recreation Division of Viad, which operates concessions at America West Arena and Bank One Ballpark in Phoenix, Arizona and operates historic lodges at Glacier National Park. Sold businesses are described in Note C. Corporate and other includes expenses of corporate activities and interest expense not allocated to operating segments.

      Viad’s foreign operations are located principally in Canada and Europe. Convention and Event Services revenues are designated as foreign based on the originating location of the product or service plus exports to foreign shows. Payment Services foreign revenues are defined as revenues generated from wire transfer transactions originating in a country other than the United States. Long-lived assets are attributed to domestic or foreign based principally on physical location of the assets. Long-lived assets consist of “Property and equipment” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	1999	1998	1997

	(000 omitted)

Revenues:

United States	$1,418,050	$1,484,411	$1,341,759

Foreign	163,119	128,348	144,592

Total revenues	$1,581,169	$1,612,759	$1,486,351

Long-lived assets:

United States	$365,383	$357,926	$319,187

Foreign	69,399	65,086	62,780

Total long-lived assets	$434,782	$423,012	$381,967

      Disclosures regarding Viad’s reportable segments under SFAS No. 131 with reconciliations to consolidated totals are presented in the accompanying table.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Income	Income from
		Operating	Interest	Taxes	Continuing
	Revenues	Income	Expense	(Benefit)	Operations	Assets

	(000 omitted)

1999

Payment Services	$581,492	$128,487	$—	$51,356	$76,064	$4,141,818	(1)

Convention and Event Services	932,768	99,934	20,380	31,993	47,182	540,662

Reportable segments	1,514,260	228,421	20,380	83,349	123,246	4,682,480

Other:

Ongoing Travel and Recreation Services	113,696	20,288	1,484	7,222	10,950	94,833

Subtotal, ongoing operations	1,627,956	248,709	21,864	90,571	134,196	4,777,313

Sold businesses	10,928	(3,208)	(201)	(1,054)	(1,953)

Corporate and other		(19,369)	10,906	(5,992)	(9,815)	483,558

Nonrecurring items		8,176		3,545	6,131

Elimination of intercompany interest and commercial paper	(5,681)	(5,681)	(5,681)			(50,000)

Subtotal	1,633,203	228,627	26,888	87,070	128,559	5,210,871

Less: Fully taxable equivalent adjustment(2)	(52,034)	(52,034)		(52,034)

	$1,581,169	$176,593	$26,888	$35,036	$128,559	$5,210,871

1998

Payment Services	$431,157	$87,206	$—	$34,536	$51,467	$3,511,527	(1)

Convention and Event Services	849,165	87,446	16,159	28,353	42,924	546,428

Reportable segments	1,280,322	174,652	16,159	62,889	94,391	4,057,955

Other:

Ongoing Travel and Recreation Services	102,952	17,729	1,688	6,160	9,523	78,700

Subtotal, ongoing operations	1,383,274	192,381	17,847	69,049	103,914	4,136,655

Sold businesses	275,538	12,279	79	4,017	7,589	35,219

Corporate and other		(24,207)	16,030	(13,341)	(26,896)	197,572

Investment in discontinued operations						386,300

Nonrecurring items		(10,642)		10,105	12,737

Elimination of intercompany interest and commercial paper	(6,744)	(6,744)	(6,744)			(90,000)

Subtotal	1,652,068	163,067	27,212	69,830	97,344	4,665,746

Less: Fully taxable equivalent adjustment(2)	(39,309)	(39,309)		(39,309)

	$1,612,759	$123,758	$27,212	$30,521	$97,344	$4,665,746

1997

Payment Services	$234,891	$65,348	$—	$24,105	$41,243	$2,440,143	(1)

Convention and Event Services	827,500	72,753	12,718	24,737	35,298	424,789

Reportable segments	1,062,391	138,101	12,718	48,842	76,541	2,864,932

Other:

Ongoing Travel and Recreation Services	91,256	14,590	497	5,949	7,863	80,852

Subtotal, ongoing operations	1,153,647	152,691	13,215	54,791	84,404	2,945,784

Sold businesses	368,174	17,413	(538)	5,134	11,861	112,384

Corporate and other		(31,388)	28,365	(20,007)	(39,746)	218,163

Investment in discontinued operations						422,877

Elimination of intercompany interest and commercial paper	(6,746)	(6,746)	(6,746)			(90,000)

Subtotal	1,515,075	131,970	34,296	39,918	56,519	3,609,208

Less: Fully taxable equivalent adjustment(2)	(28,724)	(28,724)		(28,724)

	$1,486,351	$103,246	$34,296	$11,194	$56,519	$3,609,208

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Depreciation
	and	Capital
	Amortization	Expenditures

	(000 omitted)

1999

Payment Services	$25,285	$41,830

Convention and Event Services	27,979	14,739

Reportable segments	53,264	56,569

Other:

Ongoing Travel and Recreation Services	5,807	4,826

Subtotal, ongoing operations	59,071	61,395

Sold businesses	341	118

Corporate and other	3,567	497

Nonrecurring items

Elimination of intercompany interest and commercial paper

Subtotal	62,979	62,010

Less: Fully taxable equivalent adjustment(2)

	$62,979	$62,010

1998

Payment Services	$18,312	$22,708

Convention and Event Services	23,072	22,949

Reportable segments	41,384	45,657

Other:

Ongoing Travel and Recreation Services	5,162	7,413

Subtotal, ongoing operations	46,546	53,070

Sold businesses	6,964	1,003

Corporate and other	4,133	759

Investment in discontinued operations

Nonrecurring items

Elimination of intercompany interest and commercial paper

Subtotal	57,643	54,832

Less: Fully taxable equivalent adjustment(2)

	$57,643	$54,832

1997

Payment Services	$10,908	$15,150

Convention and Event Services	20,192	26,561

Reportable segments	31,100	41,711

Other:

Ongoing Travel and Recreation Services	3,998	19,082

Subtotal, ongoing operations	35,098	60,793

Sold businesses	8,573	10,436

Corporate and other	5,051	875

Investment in discontinued operations

Elimination of intercompany interest and commercial paper

Subtotal	48,722	72,104

Less: Fully taxable equivalent adjustment(2)

	$48,722	$72,104

(1)	Includes assets restricted for payment service obligations of $3,589,064,000 (1999), $3,039,213,000 (1998), and $2,323,351,000 (1997), including $50,000,000 in 1999 and $90,000,000 in 1998 and 1997 invested in Viad commercial paper.

(2)	The fully taxable equivalent adjustment for Payment Services’ income from tax-exempt securities is calculated based on a combined income tax rate of 39%.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.  Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(000 omitted, except per share data)

1999
Revenues(1)

Ongoing operations	$362,477	$420,396	$394,222	$393,146	$1,570,241

Sold businesses	10,928				10,928

Revenues from continuing operations	$373,405	$420,396	$394,222	$393,146	$1,581,169

Operating income(1)(2)	$25,247	$49,607	$50,385	$51,354	$176,593

Net income:

Continuing operations(3)	$14,850	$33,024	$40,523	$40,162	$128,559

Discontinued operations	5,535	11,143	202,276		218,954

Net income	$20,385	$44,167	$242,799	$40,162	$347,513

Diluted income per common share:(3)(4)

Continuing operations	$0.15	$0.33	$0.42	$0.43	$1.32

Discontinued operations	0.05	0.12	2.12		2.27

Diluted income per common share	$0.20	$0.45	$2.54	$0.43	$3.59

Basic income per common share:(4)

Continuing operations	$0.15	$0.34	$0.43	$0.44	$1.37

Discontinued operations	0.06	0.12	2.21		2.35

Basic income per common share	$0.21	$0.46	$2.64	$0.44	$3.72

Fully taxable equivalent adjustment(1)	$11,333	$12,910	$13,423	$14,368	$52,034

1998
Revenues(1)

Ongoing operations	$284,264	$343,786	$357,841	$351,330	$1,337,221

Sold businesses	81,722	84,069	75,772	33,975	275,538

Revenues from continuing operations	$365,986	$427,855	$433,613	$385,305	$1,612,759

Operating income(1)(2)	$17,685	$27,543	$44,805	$33,725	$123,758

Net income:

Continuing operations(3)	$8,432	$17,268	$44,728	$26,916	$97,344

Discontinued operations	6,947	23,354	12,305	10,690	53,296

Net income	$15,379	$40,622	$57,033	$37,606	$150,640

Diluted income per common share:(3)

Continuing operations	$0.08	$0.18	$0.45	$0.27	$0.98
Discontinued operations	0.07	0.23	0.13	0.11	0.54

Diluted income per common share	$0.15	$0.41	$0.58	$0.38	$1.52

Basic income per common share:

Continuing operations	$0.09	$0.18	$0.47	$0.28	$1.02

Discontinued operations	0.07	0.25	0.13	0.11	0.56

Basic income per common share	$0.16	$0.43	$0.60	$0.39	$1.58

Fully taxable equivalent adjustment(1)	$8,231	$9,616	$10,459	$11,003	$39,309

(1)	Viad Payment Services subsidiaries are investing increasing amounts in tax-exempt securities. On a fully taxable equivalent basis using a combined tax rate of 39%, revenues and operating income would be higher by the fully taxable equivalent adjustments shown above.

(2)	The second quarter of 1998 includes a $10,642,000 provision for payments returned under a disputed patent infringement litigation settlement. In the fourth quarter of 1999, the settlement was reinstated, resulting in a one-time gain of $8,176,000. See Note C.

(3)	Includes nonrecurring income of $6,131,000 (after-tax), or $0.06 per diluted share in 1999, and $12,737,000 (after-tax), or $0.13 per diluted share in 1998, as described in Note C. Excluding these items, diluted income per share from continuing operations was:

	1999	1998

First Quarter	$0.15	$0.08

Second Quarter	0.33	0.25

Third Quarter	0.42	0.29

Fourth Quarter	0.36	0.23

Total	$1.26	$0.85

(4)	Income per common share is computed independently for each quarter and for the year, and the sum of the quarters may not equal the annual amount.

REPORT OF MANAGEMENT

      The management of Viad Corp has the responsibility for preparing and assuring the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements were developed using generally accepted accounting principles and appropriate policies, consistently applied. They reflect, where applicable, management’s best estimates and judgments and include relevant disclosures and explanations.

      Viad’s financial statements have been audited by Deloitte & Touche LLP. Their audit was conducted in accordance with generally accepted auditing standards. The Independent Auditors’ Report appears below.

      Management has established and maintains a system of internal control that it believes provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets and the prevention and detection of fraudulent financial reporting. The system of internal control is believed to provide for appropriate division of responsibilities and is documented by written policies and procedures that are utilized by employees involved in the financial reporting process. Viad also maintains a comprehensive internal auditing function which independently monitors compliance and assesses the effectiveness of the internal controls and recommends potential improvements thereto.

      In addition, as part of their audit of Viad’s financial statements, the independent auditors review and evaluate selected internal accounting and other controls to establish a basis for reliance thereon in determining the audit tests to be applied. There is close coordination of audit planning and coverage between Viad’s internal auditing function and the independent auditors. Management has considered the recommendations of both internal auditing and the independent auditors concerning Viad’s system of internal control and has taken actions believed to be cost-effective in the circumstances to implement appropriate recommendations and otherwise enhance controls. Management believes that Viad’s system of internal control accomplishes the objectives discussed herein.

      The Board of Directors oversees Viad’s financial reporting through its Audit Committee. The Audit Committee regularly meets with management and, jointly and separately, with the independent auditors and internal auditing management to review interest rate swap activity, accounting, auditing and financial reporting matters and the effectiveness of the Corporate Compliance Program.

/s/	ROBERT H. BOHANNON	/s/	RONALD G. NELSON	/s/	CATHERINE L. STEVENSON

	Robert H. Bohannon Chairman, President and Chief Executive Officer		Ronald G. Nelson Vice President — Finance and Treasurer		Catherine L. Stevenson Vice President — Controller

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Viad Corp:

      We have audited the accompanying consolidated balance sheets of Viad Corp as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/	DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Phoenix, Arizona

February 17, 2000

EXHIBIT INDEX

EXHIBITS. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through August 15, 1996, filed as Exhibit 3.A to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.
3.B	Copy of Bylaws of Viad Corp, as amended through November 19, 1998, filed as Exhibit 3.B to Viad Corp’s 1998 Form 10-K, is hereby incorporated by reference.
4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.
4.B	Copy of Amended and Restated Credit Agreement dated as of July 24, 1996, among Viad Corp, the Bank parties thereto, Citicorp USA, Inc., as Administrative Agent, and Bank of America National Trust and Savings Association as Documentation Agent, filed as Exhibit 4.B to Viad’s 1996 Form 10-K, is hereby incorporated by reference.
4.B1	First Amendment dated as of August 1, 1997, to Amended and Restated Credit Agreement, filed as Exhibit 4.B1 to Viad Corp’s 1997 Form 10-K, is hereby incorporated by reference.
4.B2	Second Amendment dated as of September 11, 1997, to Amended and Restated Credit Agreement, filed as Exhibit 4.B2 to Viad Corp’s 1997 Form 10-K, is hereby incorporated by reference.
10.A1	Copy of Viad Corp 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Viad Corp’s Registration Statement on Form S-8 (Registration No. 33-41870), is hereby incorporated by reference.+
10.A2	Copy of amendment, effective August 1, 1994, to Viad Corp 1983 Stock Option and Incentive Plan, filed as Exhibit 10.H2 to Viad Corp’s 1994 Form 10-K, is hereby incorporated by reference.+
10.B	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Form S-8 Registration Statement (#333-63397), is hereby incorporated by reference.+
10.C	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 17, 2000.*+
10.D	Copy of Viad Corp Management Incentive Plan, as amended March 14, 2000.*+
10.E	Copy of Viad Corp Performance Unit Incentive Plan, as amended March 14, 2000.*+
10.F	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10D to Viad Corp’s Second Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.G	Viad Corp Deferred Compensation Plan, Amended and Restated as of October 5, 1999.*+
10.H1	Copy of form of Executive Severance Agreement between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit (10)(G)(i) to Viad Corp’s 1991 Form 10-K, is hereby incorporated by reference.+
10.H2	Copy of forms of Viad Corp Executive Severance Plans covering certain executive officers, filed as Exhibit (10)(G)(ii) to Viad Corp’s 1992 Form 10-K, is hereby incorporated by reference.+
10.I	Copy of Employment Agreement between Viad Corp and Robert H. Bohannon dated April 1, 1998, filed as Exhibit 10 to Viad Corp’s First Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.J	Copy of Employment Agreement between Viad Corp and Paul B. Mullen dated April 25, 1996, filed as Exhibit 10.O to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.+
10.K	Copy of Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.M to Viad Corp’s 1994 Form 10-K, is hereby incorporated by reference.+
10.L	Copy of Viad Corp Supplemental Pension Plan (Amended and Restated as of December 1, 1999).*+

EXHIBITS. #

10.M	Copy of Travelers Express Company, Inc. Supplemental Pension Plan dated December 30, 1997, filed as Exhibit 10.R to Viad Corp’s 1997 Form 10-K, is hereby incorporated by reference.+
10.N	Copy of GES Exposition Services, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 1998, filed as Exhibit 10.S to Viad Corp’s 1997 Form 10-K, is hereby incorporated by reference.+
10.O	Copy of Viad Corp Deferred Compensation Plan for Directors, as Amended and Restated July 25, 1996, filed as Exhibit 10.D to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.+
10.P	Copy of Viad Corp Director’s Charitable Award Program as amended through March 15, 1996, filed as Exhibit 10.T to Viad Corp’s 1995 Form 10-K, is hereby incorporated by reference.+
10.Q	Description of Viad Corp Director’s Charitable Matching Program.*+
21	List of Subsidiaries of Viad Corp.*
23	Independent Auditors’ Consent to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this report.*
24	Power of Attorney signed by Directors of Viad Corp.*
27	Financial Data Schedule.*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.