Form 10-Q
period 2000-03-31
VIAD CORP
filed 2000-04-26
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
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

                           Yes    x                   No
                               --------                 --------


As of March 31, 2000, 93,699,554 shares of Common Stock ($1.50 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2000       December 31,
(000 omitted, except number of shares)                                      (Unaudited)             1999
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    32,335       $    33,106
   Short-term investments                                                       73,889            95,545
   Receivables                                                                  78,909            43,276
   Inventories                                                                  89,806            73,687
   Deferred income taxes                                                        33,575            36,990
   Other current assets                                                         42,367            36,664
--------------------------------------------------------------------------------------------------------
                                                                               350,881           319,268
   Funds, agents' receivables and current maturities
       of investments restricted for payment service obligations, after eliminating $37,500 and $50,000 invested in Viad
       commercial paper                                                        568,617           602,893
--------------------------------------------------------------------------------------------------------
   Total current assets                                                        919,498           922,161
Investments in securities                                                      170,541           173,359
Investments restricted for payment service obligations                       3,033,031         2,936,171
Property and equipment                                                         308,310           313,623
Other investments and assets                                                   109,731           121,159
Deferred income taxes                                                          101,190           115,058
Intangibles                                                                    650,895           629,340
--------------------------------------------------------------------------------------------------------
                                                                           $ 5,293,196       $ 5,210,871
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term bank loans                                                   $    13,803       $    13,855
   Accounts payable                                                             89,679            82,465
   Other current liabilities                                                   200,765           204,228
   Current portion of long-term debt                                            27,823            32,814
--------------------------------------------------------------------------------------------------------
                                                                               332,070           333,362
   Payment service obligations                                               3,596,213         3,587,834
--------------------------------------------------------------------------------------------------------
   Total current liabilities                                                 3,928,283         3,921,196
Long-term debt                                                                 399,883           342,603
Pension and other benefits                                                      71,537            71,402
Other deferred items and insurance liabilities                                 150,513           154,435
Minority interests                                                               4,118             5,950
$4.75 Redeemable preferred stock                                                 6,644             6,640
Common stock and other equity:
   Common stock, $1.50 par value, 200,000,000 shares
       authorized, 99,739,925 shares issued                                    149,610           149,610
   Additional capital                                                          266,893           289,798
   Retained income                                                             661,045           643,352
   Unearned employee benefits and other                                       (104,251)         (129,818)
   Accumulated other comprehensive income:
       Unrealized loss on securities classified as available for sale          (54,361)          (70,021)
       Cumulative translation adjustments                                       (5,290)           (4,935)
       Minimum pension liability adjustment                                     (1,674)           (1,674)
   Common stock in treasury, at cost, 6,040,371 and 5,497,132 shares          (179,754)         (167,667)
--------------------------------------------------------------------------------------------------------
   Total common stock and other equity                                         732,218           708,645
--------------------------------------------------------------------------------------------------------
                                                                           $ 5,293,196       $ 5,210,871
========================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three months ended March 31,
(000 omitted, except per share data)               2000              1999
--------------------------------------------------------------------------
Revenues:
   Ongoing operations                         $ 408,219         $ 362,477
   Sold businesses                                                 10,928
--------------------------------------------------------------------------
   Revenues from continuing operations          408,219           373,405
--------------------------------------------------------------------------

Costs and expenses:
   Costs of sales and services                  366,928           343,005
   Corporate activities                           4,761             5,153
   Other investment income                       (4,478)
   Interest expense                               6,611             6,495
   Minority interests                               138               501
--------------------------------------------------------------------------
                                                373,960           355,154
--------------------------------------------------------------------------
Income before income taxes                       34,259            18,251
Income taxes                                      8,206             3,401
--------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                26,053            14,850
Income from discontinued operations                                 5,535
--------------------------------------------------------------------------
NET INCOME                                    $  26,053         $  20,385
==========================================================================

DILUTED NET INCOME PER COMMON SHARE:
   CONTINUING OPERATIONS                      $    0.28         $    0.15
   Discontinued operations                                           0.05
--------------------------------------------------------------------------
   Net income per share                       $    0.28         $    0.20
==========================================================================


BASIC NET INCOME PER COMMON SHARE:
   Continuing operations                      $    0.29         $    0.15
   Discontinued operations                                           0.06
--------------------------------------------------------------------------
   Net income per share                       $    0.29         $    0.21
==========================================================================

Average outstanding common shares                89,847            94,640
Additional dilutive shares related to
   stock-based compensation                       2,358             3,812
--------------------------------------------------------------------------
Average outstanding and potentially
   dilutive common shares                        92,205            98,452
==========================================================================

Dividends declared per common share           $    0.09         $    0.08
==========================================================================

Preferred stock dividends                     $     283         $     283
==========================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    Three months ended March 31,
(000 omitted)                                                               2000           1999
------------------------------------------------------------------------------------------------
Net income                                                              $ 26,053       $ 20,385
------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities
       classified as available for sale:
       Holding gains (losses) arising during the period, net of
         tax provision (benefit) of $10,106 and $(2,651)                  15,806         (4,147)
       Reclassification adjustment for net realized gains
         included in net income, net of tax provision of $94
         and $900                                                           (146)        (1,407)
------------------------------------------------------------------------------------------------
                                                                          15,660         (5,554)
------------------------------------------------------------------------------------------------
   Unrealized foreign currency translation adjustments:
       Holding (losses) gains arising during the period                     (355)           181
------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                         15,305         (5,373)
------------------------------------------------------------------------------------------------
Comprehensive income                                                    $ 41,358       $ 15,012
================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended March 31,
(000 omitted)                                                     2000             1999
---------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                   $  26,053        $  20,385
Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization                            16,121           15,120
       Deferred income taxes                                     8,592           (4,984)
       Income from discontinued operations                                       (5,535)
       Other noncash items, net                                  1,133              619
       Change in operating assets and liabilities:
           Receivables and inventories                         (39,990)         (11,314)
           Payment service assets and obligations, net          45,869          105,714
           Accounts payable and accrued compensation           (15,864)         (17,110)
           Other assets and liabilities, net                     6,922             (815)
---------------------------------------------------------------------------------------
Net cash provided by operating activities                       48,836          102,080
---------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                            (7,307)         (10,346)
Acquisitions of businesses, net of cash acquired               (24,179)         (10,311)
Cash provided by discontinued operations                                          4,639
Proceeds from sales of businesses, property and
   other assets, net                                               104           52,797
Proceeds from sales and maturities of securities               432,925          330,850
Purchases of securities                                       (482,143)        (446,420)
---------------------------------------------------------------------------------------
Net cash used by investing activities                          (80,600)         (78,791)
---------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                               (30,161)            (141)
Net change in short-term borrowings                             81,948            8,000
Dividends on common and preferred stock                         (8,403)          (7,887)
Exercise of stock options                                        1,263            6,222
Common stock purchased for treasury                            (13,654)          (9,493)
---------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                30,993           (3,299)
---------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents              (771)          19,990
Cash and cash equivalents, beginning of year                    33,106           15,554
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  32,335        $  35,544
=======================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A -- BASIS OF PREPARATION

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 1999.

Accounting policies utilized in the preparation of this interim financial information are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of March 31, 2000, and its results of operations and its cash flows for the three months ended March 31, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

NOTE B -- ASSETS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Viad's Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as "Payment service obligations." Substantially all of the proceeds of such sales, along with certain additional subsidiary funds, are invested in permissible securities, principally debt instruments. Such investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiary to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. In addition, certain funds and other investments and the fair value of off-balance-sheet swap agreements (described below) of Payment Services subsidiaries are available if necessary to meet such obligations. Accordingly, such assets of Payment Services subsidiaries are not available to satisfy working capital or other financing requirements of Viad.

As described in notes to Viad's annual financial statements, a Payment Services subsidiary hedges a substantial portion of the variable rate commission payments to its selling agents and the variable rate expense of selling receivables from its bill payment and money order agents through the purchase of swap agreements. The swap agreements effectively convert such variable rate payments to fixed rate payments. The fair value of such swap agreements, while not recorded on Viad's Consolidated Balance Sheets, normally increases when the fair values of fixed rate, long-term debt investments held by Payment Services subsidiaries decline (and vice versa).

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds and the fair value of related off-balance-sheet swap agreements:

                                                                    March 31,       December 31,
(000 omitted)                                                           2000               1999
-----------------------------------------------------------------------------------------------
Funds, agents' receivables and current maturities of
   investments restricted for payment service obligations,
   including $37,500 and $50,000 invested in
   Viad commercial paper (1)                                     $   606,117        $   652,893
Investments restricted for payment service obligations (2)         3,033,031          2,936,171
Other assets available for payment service obligations                 7,801              3,009
Payment service obligations                                       (3,596,213)        (3,587,834)
Fair value of off-balance-sheet swap agreements (3)                   65,199             56,708
-----------------------------------------------------------------------------------------------
Total                                                            $   115,935        $    60,947
===============================================================================================

(1) The commercial paper is supported by Viad's revolving bank credit agreement (see Note D).

(2) Securities classified as "available for sale" are carried at market value and securities classified as "held to maturity" are carried at amortized cost in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The decrease in the unrealized loss for the first quarter of 2000 was due principally to decreases in longer-term market interest rates (see Note C).

(3) The fair value represents the estimated amounts that Viad would receive from counterparties to terminate the swap agreements at March 31, 2000 and December 31, 1999. The increase in the fair value for the first quarter of 2000 was due principally to increases in short-term interest rates.

NOTE C -- INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Investments restricted for payment service obligations include the following debt and equity securities:

                                                                      March 31,       December 31,
(000 omitted)                                                             2000               1999
-------------------------------------------------------------------------------------------------
Securities classified as available for sale, at fair value
   (amortized cost of $2,289,221 and $2,278,793)                   $ 2,202,888        $ 2,167,250
Securities classified as held to maturity, at amortized cost
   (fair value of $842,775 and $771,668)                               851,452            788,068
-------------------------------------------------------------------------------------------------
                                                                     3,054,340          2,955,318
Less current maturities                                                (21,309)           (19,147)
-------------------------------------------------------------------------------------------------
                                                                   $ 3,033,031        $ 2,936,171
=================================================================================================

NOTE D -- DEBT

At March 31, 2000 and December 31, 1999, Viad classified as long-term debt $126,000,000 and $44,000,000, respectively, of short-term borrowings which, along with the $37,500,000 and $50,000,000, respectively, of commercial paper issued to a Viad Payment Services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE E -- INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March 31, is as follows:

(000 omitted)                                               2000            1999
--------------------------------------------------------------------------------
Computed income taxes at statutory
   federal income tax rate of 35%                       $ 11,991        $  6,388
Nondeductible goodwill amortization                          703             695
State income taxes                                           788             302
Tax-exempt income                                         (7,850)         (6,204)
Adjustment to estimated annual effective tax rate          2,500           2,500
Other, net                                                    74            (280)
--------------------------------------------------------------------------------
Income taxes                                            $  8,206        $  3,401
================================================================================

NOTE F -- SEGMENT INFORMATION

Viad measures profit and performance of its operations on the basis of operating income before nonrecurring items. Previously, Viad measured and presented profit and performance based on income from continuing operations after minority interests and income taxes, but before nonrecurring items. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis for income resulting from investments in tax-exempt securities. Intersegment sales and transfers are not significant. Corporate activities include expenses not allocated to operations. Consolidated revenues, operating income and interest expense reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary.

Disclosures regarding Viad's reportable segments along with reconciliations to consolidated totals are presented below.

                                                   Three months ended March 31,
(000 omitted)                                            2000             1999
-------------------------------------------------------------------------------
Revenues:
      Payment Services                              $ 151,850        $ 131,135
      Convention and Event Services                   261,852          235,120
-------------------------------------------------------------------------------
          Reportable segments                         413,702          366,255
      Travel and recreation services                    9,801            9,210
-------------------------------------------------------------------------------
          SUBTOTAL, ONGOING OPERATIONS                423,503          375,465
      Sold travel & recreation businesses (1)                           10,928
      Intercompany interest elimination                  (945)          (1,655)
-------------------------------------------------------------------------------
          Subtotal                                    422,558          384,738
      Less taxable equivalent adjustment              (14,339)         (11,333)
-------------------------------------------------------------------------------
                                                    $ 408,219        $ 373,405
===============================================================================

Operating income:
      Payment Services                              $  29,746        $  24,130
      Convention and Event Services                    27,464           24,038
-------------------------------------------------------------------------------
          Reportable segments                          57,210           48,168
      Travel and recreation services                     (635)          (1,572)
-------------------------------------------------------------------------------
          SUBTOTAL, ONGOING OPERATIONS                 56,575           46,596
      Sold travel & recreation businesses (1)                           (3,208)
      Corporate activities                             (4,761)          (5,153)
      Intercompany interest elimination                  (945)          (1,655)
-------------------------------------------------------------------------------
          Subtotal                                     50,869           36,580
      Less taxable equivalent adjustment              (14,339)         (11,333)
-------------------------------------------------------------------------------
                                                       36,530           25,247

Other investment income                                 4,478
Interest expense                                       (6,611)          (6,495)
Minority interests                                       (138)            (501)
-------------------------------------------------------------------------------
Income before income taxes                          $  34,259        $  18,251
===============================================================================

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

There were no material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the "Results of Operations" section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 1999.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF FIRST QUARTER OF 2000 TO THE FIRST QUARTER OF 1999:

In the first quarter of 2000, revenues increased $34.8 million, or 9.3 percent, to $408.2 million from $373.4 million in 1999. The 1999 revenues include $10.9 million related to noncore travel and recreation businesses sold in the first quarter of 1999, but not classified as discontinued operations. Revenues of ongoing businesses on a fully taxable equivalent basis, excluding the sold travel and recreation businesses, rose 12.8 percent for the quarter.

Income from continuing operations for the first quarter of 2000 was $26.1 million, or $0.28 per share, an increase of 86.7 percent on a per share basis from the 1999 first quarter income from continuing operations of $14.9 million, or $0.15 per share. Net income for the 2000 quarter was also $26.1 million, or $0.28 per share, compared to $20.4 million, or $0.20 per share, in the 1999 quarter. The 1999 quarter included $5.5 million, or $0.05 per share, from discontinued operations, representing the operating results of Dobbs International Services, Inc. ("Dobbs"), sold July 1, 1999.

There were 6.2 million fewer average outstanding and potentially dilutive common shares in 2000 than in 1999, due primarily to stock repurchases made in 1999 and 2000. In addition, a lower Viad stock price in 2000 contributed to fewer additional dilutive shares related to unexercised stock options.

PAYMENT SERVICES. A Payment Services subsidiary invests substantial amounts of its growing money order and official check funds in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On the fully taxable equivalent basis, first quarter revenues of the Payment Services segment were $151.9 million, up $20.7 million, or 15.8 percent from 1999 first quarter revenues. Operating income increased $5.6 million, or 23.3 percent. Operating margins on the fully taxable equivalent basis were 19.6 percent in the first quarter of 2000, up from 18.4 percent in the 1999 first quarter. Results were driven by continued strong growth in money order, official check and Game Financial operations, with the addition of key new accounts contributing to the gains. Transaction volume for MoneyGram grew approximately 13 percent over the prior year, with strong growth in Latin America and international, offset partially by some softness in transaction volume in the Mexico corridor.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues increased $26.7 million, or 11.4 percent, to $261.9 million in the first quarter of 2000. Operating income for the segment increased 14.3 percent to $27.5 million in the 2000 first quarter. Operating margins increased to 10.5 percent, up from 10.2 percent in the 1999 first quarter, with continued focus on productivity improvements and cost reductions. Both GES Exposition Services and Exhibitgroup/Giltspur reported solid gains in revenues and operating income.

TRAVEL AND RECREATION SERVICES. Revenues of the travel and recreation businesses increased 6.4 percent from those in the 1999 first quarter, primarily as a result of higher room rates at hotels operated in Canada. The seasonal operating loss for the first quarter declined due to the increase in revenues. The first and fourth quarters are historically the slowest for these businesses.

CORPORATE ACTIVITIES. Expenses of corporate activities decreased 7.6 percent in the first quarter of 2000 compared to the first quarter of 1999.

OTHER INVESTMENT INCOME. Other investment income of $4.5 million in the 2000 first quarter was generated from the investment of the cash proceeds remaining from the July 1, 1999 sale of Dobbs after repayment of short-term borrowings, repurchase of treasury shares and the funding of acquisitions.

INTEREST EXPENSE. Interest expense increased slightly in the 2000 first quarter over that of the first quarter of 1999, but decreased $300,000 from interest expense in the fourth quarter of 1999. Lower average borrowings during the quarter were partially offset by the effects of an increase in short-term interest rates.

INCOME TAXES. The effective tax rate in the 2000 first quarter was 24.0 percent compared to 18.6 percent for the first quarter of 1999 and 20.5 percent for the 1999 full year. The relatively low effective tax rate is primarily attributable to tax-exempt investment income from Viad's Payment Services businesses. The tax rate is expected to increase as tax-exempt investment income becomes a lower proportion of pre-tax income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at March 31, 2000 was $441.5 million compared with $389.3 million at December 31, 1999. The debt-to-capital ratio at March 31, 2000 was
0.37 to 1, compared with 0.35 to 1 at December 31, 1999. The increase since year-end was primarily attributable to a seasonal increase in working capital and the repurchase of treasury shares.

During the first quarter of 2000, Viad repurchased 586,000 treasury shares for $13.7 million under Viad's stock repurchase programs. Net proceeds from the exercise of stock options, including tax benefits on stock option exercises, totaled $1.3 million during the quarter.

The balance of the investments in securities arising from the July 1, 1999 sale of Dobbs totaled $244.4 million at March 31, 2000. The balance declined $24.5 million during the 2000 first quarter, primarily as a result of funding strategic acquisitions.

EBITDA is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization and includes the fully taxable equivalent adjustment. EBITDA was $71.3 million in the first quarter of 2000, an increase of 39.3 percent over that of the 1999 quarter.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report to Stockholders for the year ended December 31, 1999.

FORWARD-LOOKING STATEMENTS:

As provided by the safe harbor provision under the "Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain forward-looking statements, assumptions and discussions, including those relating to expectations of or current trends in future growth, productivity improvements, consumer demand, new business, investment policies, cost reduction efforts and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, consumer demand patterns, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in Note B, debt and equity securities classified as "available for sale" are carried at fair value, with the net unrealized holding gain or loss included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." A portion of Viad's Payment Services business involves the payment of commissions to selling agents of its official check program. A Viad Payment Services subsidiary has also entered into agreements to sell receivables from its bill payment and money order agents. The agent commissions and expense of selling receivables are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through the purchase of swap agreements which convert the variable rate payments to fixed rates. Viad is also exposed to short-term interest rate risk on certain of its debt obligations and trade accounts receivable sales.

Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions payable to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the annual decrease in pre-tax income would be approximately $2.0 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an annual increase in pre-tax income of approximately $2.1 million.

The fair value of securities classified as available for sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale of approximately $82.2 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $50.2 million), an estimated off-balance-sheet increase in the fair value of Viad's swap agreements of approximately $39.1 million and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt of approximately $3.3 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale of approximately $78.5 million (along with an after-tax increase in accumulated other comprehensive income of approximately $47.9 million), an estimated off-balance-sheet decrease in the fair value of Viad's swap agreements of approximately $39.1 million and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt of approximately $3.4 million.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2000.

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


                                             VIAD CORP
                                             (Registrant)

                                             By /s/ Catherine L. Stevenson
                                                --------------------------
                                             Catherine L. Stevenson
                                             Vice President - Controller
                                             (Chief Accounting Officer
                                             and Authorized Officer)
April 26, 2000

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
--------                      -------------------------

27                             Financial Data Schedule