Form 10-Q
period 2000-06-30
VIAD CORP
filed 2000-07-25
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
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

              Yes      /x/                    No
                    ---------                     --------

As of June 30, 2000, 92,837,060 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30, 2000         December 31,
(000 omitted, except number of shares)                                          (Unaudited)                1999
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $    42,468          $    33,106
     Short-term investments                                                         28,442               95,545
     Receivables                                                                    76,511               43,276
     Inventories                                                                   101,170               73,687
     Deferred income taxes                                                          35,122               36,990
     Other current assets                                                           39,807               36,664
----------------------------------------------------------------------------------------------------------------
                                                                                   323,520              319,268
     Funds, agents' receivables and current maturities of investments restricted for payment service obligations, after eliminating
         $25,000 and $50,000 invested in Viad commercial paper                     780,524              602,893
----------------------------------------------------------------------------------------------------------------
     Total current assets                                                        1,104,044              922,161
Investments in securities                                                          166,262              173,359
Investments restricted for payment service obligations                           3,248,764            2,936,171
Property and equipment                                                             305,580              313,623
Other investments and assets                                                       110,582              121,159
Deferred income taxes                                                               94,093              115,058
Intangibles                                                                        646,270              629,340
----------------------------------------------------------------------------------------------------------------
                                                                               $ 5,675,595          $ 5,210,871
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term bank loans                                                     $    13,523          $    13,855
     Accounts payable                                                              114,834               82,465
     Other current liabilities                                                     203,806              204,228
     Current portion of long-term debt                                              26,323               32,814
----------------------------------------------------------------------------------------------------------------
                                                                                   358,486              333,362
     Payment service obligations                                                 3,988,729            3,587,834
----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   4,347,215            3,921,196
Long-term debt                                                                     359,291              342,603
Pension and other postretirement benefits                                           71,369               71,402
Other deferred items and insurance liabilities                                     140,821              154,435
Minority interests                                                                   3,900                5,950
$4.75 Redeemable preferred stock                                                     6,649                6,640
Common stock and other equity:
     Common stock, $1.50 par value, 200,000,000 shares
         authorized, 99,739,925 shares issued                                      149,610              149,610
     Additional capital                                                            276,138              289,798
     Retained income                                                               695,103              643,352
     Unearned employee benefits and other                                         (109,354)            (129,818)
     Accumulated other comprehensive income:
         Unrealized loss on securities classified as available for sale            (54,004)             (70,021)
         Cumulative translation adjustments                                         (7,119)              (4,935)
         Minimum pension liability adjustment                                       (1,674)              (1,674)
     Common stock in treasury, at cost, 6,902,865 and 5,497,132 shares            (202,350)            (167,667)
----------------------------------------------------------------------------------------------------------------
     Total common stock and other equity                                           746,350              708,645
----------------------------------------------------------------------------------------------------------------
                                                                               $ 5,675,595          $ 5,210,871
================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Quarter ended June 30,          Six months ended June 30,
(000 omitted, except per share data)                    2000             1999             2000             1999
----------------------------------------------------------------------------------------------------------------

Revenues (Note H):
    Ongoing operations                             $ 464,165        $ 407,508        $ 867,083        $ 764,637
    Sold businesses                                   12,363           12,888           17,664           29,164
----------------------------------------------------------------------------------------------------------------
                                                     476,528          420,396          884,747          793,801
----------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Costs of sales and services                      416,306          365,648          783,234          708,653
    Corporate activities                               4,757            5,141            9,518           10,294
    Net interest expense                               2,298            7,132            4,431           13,627
    Minority interests                                   370              785              508            1,286
----------------------------------------------------------------------------------------------------------------
                                                     423,731          378,706          797,691          733,860
----------------------------------------------------------------------------------------------------------------
Income before income taxes                            52,797           41,690           87,056           59,941
Income taxes                                          10,489            8,666           18,695           12,067
----------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                     42,308           33,024           68,361           47,874
Income from discontinued operations                                    11,143                            16,678
----------------------------------------------------------------------------------------------------------------
NET INCOME                                         $  42,308        $  44,167        $  68,361        $  64,552
================================================================================================================


DILUTED INCOME PER COMMON SHARE:
    CONTINUING OPERATIONS                          $    0.46        $    0.33        $    0.74        $    0.48
    Discontinued operations                                              0.12                              0.17
----------------------------------------------------------------------------------------------------------------
    Net income per share                           $    0.46        $    0.45        $    0.74        $    0.65
================================================================================================================


BASIC INCOME PER COMMON SHARE:
    Continuing operations                          $    0.47        $    0.34        $    0.76        $    0.49
    Discontinued operations                                              0.12                              0.18
----------------------------------------------------------------------------------------------------------------
    Net income per share                           $    0.47        $    0.46        $    0.76        $    0.67
================================================================================================================

Average outstanding common shares                     89,301           94,863           89,608           94,751
Additional dilutive shares related
    to stock-based compensation                        2,447            3,645            2,369            3,729
----------------------------------------------------------------------------------------------------------------
Average outstanding and potentially
    dilutive common shares                            91,748           98,508           91,977           98,480
================================================================================================================

Dividends declared per common share                $    0.09        $    0.09        $    0.18        $    0.17
================================================================================================================

Preferred stock dividends                          $     284        $     282        $     567        $     565
================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                       Quarter ended June 30,           Six months ended June 30,
(000 omitted)                                                           2000              1999              2000              1999
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 42,308          $ 44,167          $ 68,361          $ 64,552
----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities
         classified as available for sale:
         Holding gains (losses) arising during the period              1,030           (39,283)           16,836           (43,430)
         Reclassification adjustment for realized gains included
             in net income                                              (673)             (802)             (819)           (2,209)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         357           (40,085)           16,017           (45,639)
-----------------------------------------------------------------------------------------------------------------------------------
     Unrealized foreign currency translation adjustments:
         Holding gains (losses) arising during the period             (1,829)            1,022            (2,184)            1,203
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                     (1,472)          (39,063)           13,833           (44,436)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                $ 40,836          $  5,104          $ 82,194          $ 20,116
===================================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six months ended June 30,
(000 omitted)                                                                      2000             1999
---------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                                     $ 68,361         $ 64,552
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               35,499           30,114
     Deferred income taxes                                                       12,543           (9,025)
     Income from discontinued operations                                                         (16,678)
     Gains on sales of businesses, property and other assets, net                (2,390)          (4,391)
     Other noncash items, net                                                     2,011            6,133
     Change in operating assets and liabilities:
        Receivables and inventories                                             (49,451)           4,383
        Payment service assets and obligations, net                             219,427          398,115
        Accounts payable and accrued compensation                                10,661          (16,250)
        Other assets and liabilities, net                                        (3,772)          (5,998)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       292,889          450,955
---------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                            (18,590)         (25,456)
Acquisitions of businesses, net of cash acquired                                (24,155)         (10,587)
Proceeds from sales of businesses, property and other assets, net                 2,858           53,991
Proceeds from sales and maturities of securities                                970,835          581,316
Purchases of securities                                                      (1,175,860)        (981,208)
Cash used by discontinued operations                                                             (34,598)
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (244,912)        (416,542)
---------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                                (30,319)          (2,337)
Net change in short-term borrowings                                              39,805           33,000
Dividends on common and preferred stock                                         (16,728)         (16,754)
Exercise of stock options                                                         7,084           16,240
Common stock purchased for treasury                                             (38,457)         (55,010)
---------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                           (38,615)         (24,861)
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         9,362            9,552
Cash and cash equivalents, beginning of year                                     33,106           15,554
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 42,468         $ 25,106
=========================================================================================================

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

On July 13, 2000, Viad completed the sale of its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. The sale of the concession operations will be recorded in the third quarter of 2000.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of June 30, 2000, and its results of operations and its cash flows for the quarters and six months ended June 30, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds and the fair value of related off-balance-sheet swap agreements:


                                                                                       June 30,               December 31,
(000 omitted)                                                                              2000                       1999
---------------------------------------------------------------------------------------------------------------------------
Funds, agents' receivables and current maturities of
     investments restricted for payment service obligations,
     including $25,000 and $50,000 invested in
     Viad commercial paper (1)                                                     $    805,524               $    652,893
Investments restricted for payment service obligations (2)                            3,248,764                  2,936,171
Other assets available for payment service obligations                                   14,307                      3,009
Payment service obligations                                                          (3,988,729)                (3,587,834)
Fair value of off-balance-sheet swap agreements (3)                                      58,991                     56,708
---------------------------------------------------------------------------------------------------------------------------
Total                                                                              $    138,857               $     60,947
===========================================================================================================================

(1) The commercial paper is supported by Viad's revolving bank credit agreement (see Note E).

(2) Securities classified as "available for sale" are carried at market value, and securities classified as "held to maturity" are carried at amortized cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note C). The decrease in the unrealized loss for the first six months of 2000 was due principally to decreases in longer-term market interest rates.

(3) The fair value represents the estimated amounts that Viad would receive from counterparties to terminate the swap agreements at June 30, 2000 and December 31, 1999.

NOTE C - INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Investments restricted for payment service obligations include the following debt and equity securities:

                                                                                       June 30,               December 31,
(000 omitted)                                                                              2000                       1999
---------------------------------------------------------------------------------------------------------------------------
Securities classified as available for sale, at fair value
     (amortized cost of $2,355,930 and $2,278,793)                                  $ 2,270,841                $ 2,167,250
Securities classified as held to maturity, at amortized cost
     (fair value of $985,184 and $771,668)                                              990,130                    788,068
---------------------------------------------------------------------------------------------------------------------------
                                                                                      3,260,971                  2,955,318
Less current maturities                                                                 (12,207)                   (19,147)
---------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 3,248,764                $ 2,936,171
===========================================================================================================================

NOTE D - NET INTEREST EXPENSE

Net interest expense consists of the following:

                                                                        Quarter ended June 30,        Six months ended June 30,
(000 omitted)                                                            2000             1999             2000            1999
--------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                      $ 6,041          $ 7,132         $ 12,652        $ 13,627
Interest income (1)                                                    (3,743)                           (8,221)
--------------------------------------------------------------------------------------------------------------------------------
Net interest expense                                                  $ 2,298          $ 7,132         $  4,431        $ 13,627
================================================================================================================================


(1) Represents income related to investment of a portion of the proceeds from the sale of Dobbs International Services, Inc. (sold July 1, 1999). These securities are included in the Consolidated Balance Sheets under the caption, "Investments in securities" with the current portion and investments with original maturities of three months or less included under the caption, "Short-term investments."

NOTE E - DEBT

At June 30, 2000 and December 31, 1999, Viad classified as long-term debt $84,137,000 and $44,000,000, respectively, of short-term borrowings which, along with the $25,000,000 and $50,000,000, respectively, of commercial paper issued to a Viad Payment Services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:

(000 omitted)                                                                                   2000                 1999
--------------------------------------------------------------------------------------------------------------------------
Computed income taxes at statutory federal income tax rate of 35%                           $ 30,470             $ 20,979
Nondeductible goodwill amortization                                                            1,682                1,624
State income taxes                                                                             1,800                1,244
Tax-exempt income                                                                            (17,072)             (13,271)
Adjustment to estimated annual effective rate                                                  1,900                1,750
Other, net                                                                                       (85)                (259)
--------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                  $ 18,695             $ 12,067
==========================================================================================================================

NOTE G - IMPACT OF STAFF ACCOUNTING BULLETIN

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB 101 is not expected to have a material effect on Viad's financial position, results of operations or cash flows.

NOTE H - SUPPLEMENTARY INFORMATION - REVENUES AND OPERATING INCOME

Viad measures profit and performance of its operations on the basis of operating income before nonrecurring items. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis for income resulting from investments in tax-exempt securities. Intersegment sales and transfers are not significant. Corporate activities include expenses not allocated to operations. Consolidated revenues, operating income and interest expense reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary.Disclosures regarding Viad's reportable segments along with reconciliations to consolidated totals are presented below.


                                                                 Quarter ended June 30,              Six months ended June 30,
(000 omitted)                                                2000                  1999                  2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Payment Services                                  $ 167,635             $ 141,845             $ 319,485        $ 272,980
      Convention and Event Services                       295,638               259,831               557,490          494,951
-------------------------------------------------------------------------------------------------------------------------------
          Reportable segments                             463,273               401,676               876,975          767,931
      Travel and Recreation Services                       18,415                20,413                22,915           24,275
-------------------------------------------------------------------------------------------------------------------------------
          SUBTOTAL, ONGOING OPERATIONS                    481,688               422,089               899,890          792,206
      Sold travel and recreation businesses (1)            12,363                12,888                17,664           29,164
      Intercompany interest elimination                      (677)               (1,671)               (1,622)          (3,326)
      Less taxable equivalent adjustment                  (16,846)              (12,910)              (31,185)         (24,243)
-------------------------------------------------------------------------------------------------------------------------------
                                                        $ 476,528             $ 420,396             $ 884,747        $ 793,801
===============================================================================================================================

Operating income:
      Payment Services                                  $  38,310             $  30,322             $  68,056        $  54,452
      Convention and Event Services                        33,326                33,292                60,790           57,330
-------------------------------------------------------------------------------------------------------------------------------
          Reportable segments                              71,636                63,614               128,846          111,782
      Travel and Recreation Services                        4,815                 3,509                 3,317            1,644
-------------------------------------------------------------------------------------------------------------------------------
          SUBTOTAL, ONGOING OPERATIONS                     76,451                67,123               132,163          113,426
      Sold travel and recreation businesses (1)             1,294                 2,206                 2,157             (709)
      Corporate activities                                 (4,757)               (5,141)               (9,518)         (10,294)
      Intercompany interest elimination                      (677)               (1,671)               (1,622)          (3,326)
      Less taxable equivalent adjustment                  (16,846)              (12,910)              (31,185)         (24,243)
-------------------------------------------------------------------------------------------------------------------------------
                                                           55,465                49,607                91,995           74,854

Net interest expense                                       (2,298)               (7,132)               (4,431)         (13,627)
Minority interests                                           (370)                 (785)                 (508)          (1,286)

-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              $  52,797             $  41,690             $  87,056        $  59,941
===============================================================================================================================

(1) On July 13, 2000, Viad completed the sale of its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. The sold travel and recreation businesses category includes revenues and operating results of the sold concession operations through June 30, 2000, along with the results of other sold businesses not classified as discontinued operations up to their respective dates of sale. The sale of the concession operations will be recorded in the third quarter of 2000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Viad Corp ("Viad") focuses on two principal service businesses: Payment Services and Convention and Event Services.

On July 13, 2000, Viad completed the sale of its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. The sold travel and recreation businesses category includes revenues and operating results of the sold concession operations through June 30, 2000, along with the results of other sold businesses not classified as discontinued operations up to their respective dates of sale. The sale of the concession operations will be recorded in the third quarter of 2000.

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

COMPARISON OF SECOND QUARTER OF 2000 TO THE SECOND QUARTER OF 1999:

In the second quarter of 2000, revenues increased $56.1 million, or 13.4 percent, to $476.5 million from $420.4 million in 1999. Revenues of ongoing operations on a fully taxable equivalent basis, excluding the sold travel and recreation businesses, rose 14.1 percent for the quarter.

Income from continuing operations for the second quarter of 2000 was $42.3 million, or $0.46 per share, an increase of 39.4 percent on a per share basis from the 1999 second quarter income from continuing operations of $33.0 million, or $0.33 per share. Cash earnings per share on the diluted basis, defined as income from continuing operations plus after-tax goodwill amortization, was $0.50, up 39 percent from the 1999 second quarter. Cash earnings per share does not represent a measure of cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to similarly titled measures reported by other companies.

Net income for the second quarter of 2000 was also $42.3 million, or $0.46 per share, compared to $44.2 million, or $0.45 per share, in the second quarter of 1999. The second quarter of 1999 included $11.1 million, or $0.12 per share, income from discontinued operations, representing the operating results of Dobbs International Services, Inc. ("Dobbs"), sold July 1, 1999.

There were 6.8 million fewer average outstanding and potentially dilutive common shares in the second quarter of 2000 than in the second quarter of 1999, due primarily to stock repurchases made in 2000. In addition, a lower average Viad stock price in 2000 contributed to fewer additional dilutive shares related to unexercised stock options.

PAYMENT SERVICES. A Payment Services subsidiary invests substantial amounts of its growing money order and official check funds in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On the fully taxable equivalent basis, second quarter 2000 revenues of the Payment Services segment were $167.6 million, up $25.8 million, or 18.2 percent, from 1999 second quarter revenues. Operating income increased $8.0 million, or 26.3 percent. Operating margins on the fully taxable equivalent basis were 22.9 percent in the second quarter of 2000, up from 21.4 percent in the 1999 first quarter. Results were driven by continuing strong growth and the ramp up of key new accounts in official check and money orders which resulted in higher investment income. Average invested funds grew 30 percent over the 1999 quarter. Game Financial's solid operations also contributed to the quarter. Transaction volume growth for MoneyGram was strong in Latin America and international money transfers, offset partially by continued weakness in the U.S.-to-Mexico corridor. The number of MoneyGram agent locations grew 20 percent year-over-year and increased 26 percent internationally.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues increased $35.8 million, or 13.8 percent, to $295.6 million in the second quarter of 2000. Operating income for the segment was even with that of the second quarter of 1999. Operating margins were 11.3 percent in the second quarter of 2000 versus
12.8 percent in the second quarter of 1999. Exhibitgroup/Giltspur reported strong gains in both revenue and operating income. GES Exposition Services also reported higher revenues for the quarter, but show rotation, higher show production costs and slower than anticipated profit generation on start-up products resulted in lower operating income compared to the 1999 quarter. Pressure on operating margins will continue into the third quarter as GES continues to focus on cost reduction efforts.

TRAVEL AND RECREATION SERVICES. Revenues of the ongoing travel and recreation businesses were $18.4 million for the second quarter of 2000, down $2.0 million, or 9.8 percent, from 1999 second quarter revenues, while operating income was up $1.3 million, or 37.2 percent, in the second quarter of 2000. The decrease in revenue relates primarily to the discontinuance of a lower margin package tour business, along with increased competition in the charter and sightseeing business. Operating income increased due to higher margins and cost reductions.

CORPORATE ACTIVITIES. Expenses of corporate activities decreased 7.5 percent in the second quarter of 2000 compared to the second quarter of 1999.

NET INTEREST EXPENSE. Interest income of $3.7 million in the second quarter was generated from the investment of the cash proceeds remaining from the July 1, 1999 sale of Dobbs after repayment of short-term borrowings, repurchase of treasury shares and the funding of acquisitions. Interest expense in the second quarter of 2000 decreased $1.1 million from that in the 1999 second quarter as a result of lower average borrowings during the 2000 quarter, offset partially by the effects of higher short-term interest rates.

INCOME TAXES. The effective tax rate in the 2000 second quarter was 19.9 percent compared to 20.8 percent for the second quarter 1999. The relatively low effective tax rate is primarily attributable to tax-exempt investment income from Viad's Payment Services businesses.

COMPARISON OF FIRST SIX MONTHS OF 2000 TO THE FIRST SIX MONTHS OF 1999:

Revenues for the first six months of 2000 increased $90.9 million, or 11.5 percent, to $884.7 million from $793.8 million in 1999. Revenues of ongoing operations on a fully taxable equivalent basis, excluding the sold travel and recreation businesses, rose 13.6 percent.

Income from continuing operations for the first six months of 2000 was $68.4 million, or $0.74 per share, an increase of 54.2 percent on a per share basis from the 1999 six months income from continuing operations of $47.9 million, or $0.48 per share. Cash earnings per share, as defined above, was $0.82 for the first six months of 2000, up 52 percent from the 1999 period.

Net income for the first six months of 2000 was also $68.4 million, or $0.74 per share, compared to $64.6 million, or $0.65 per share, in the first six months of 1999. The first six months of 1999 included $16.7 million, or $0.17 per share, from discontinued operations, representing the operating results of Dobbs.

There were 6.5 million fewer average outstanding and potentially dilutive common shares in the first six months of 2000 than in the first six months of 1999, due primarily to stock repurchases made in 2000. In addition, a lower average Viad stock price in 2000 contributed to fewer additional dilutive shares related to unexercised stock options.

PAYMENT SERVICES. On the fully taxable equivalent basis, revenues of the Payment Services segment for the first six months of 2000 were $319.5 million, up $46.5 million, or 17.0 percent, from 1999 six month revenues, while operating income increased $13.6 million, or 25.0 percent. Operating margins on the fully taxable equivalent basis were 21.3 percent for the first six months of 2000, up from
19.9 percent in the first six months of 1999. Results were driven by continuing strong growth in money order, official check and Game Financial operations, with the ramp up of key new accounts contributing to the gains. Transaction volume for MoneyGram grew in the low double digits over the prior year, with strong growth in Latin America and international, offset partially by continued weakness in the U.S.-to-Mexico corridor.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues increased $62.5 million, or 12.6 percent, to $557.5 million from $495.0 million in the 1999 six month period. Operating income for the segment increased to $60.8 million, up $3.5 million from $57.3 million in the 1999 six months. Operating margins were 10.9 percent compared with 11.6 percent in 1999. Exhibitgroup/Giltspur reported strong gains in both revenue and operating income. GES Exposition Services also reported higher revenues for the period, but show rotation, higher show production costs and slower than anticipated profit generation on start-up products resulted in lower operating income and margins compared to the first six months of 1999.

TRAVEL AND RECREATION SERVICES. For the first six months of 2000, revenues of the ongoing travel and recreation businesses were $22.9 million, down $1.4 million, or 5.6 percent, from the first six months of 1999, while operating income increased $1.7 million for the same period. The decrease in revenue relates primarily to the discontinuance of a lower margin package tour business, along with increased competition in the charter and sightseeing business. Operating income increased due to higher margins and cost reductions.

CORPORATE ACTIVITIES. Expenses of corporate activities decreased 7.5 percent for the first six months of 2000 compared to the first six months of 1999.

NET INTEREST EXPENSE. Interest income of $8.2 million in the first six months of 2000 was generated from the investment of the cash proceeds remaining from the July 1, 1999 sale of Dobbs after repayment of short-term borrowings, repurchase of treasury shares and the funding of acquisitions. Interest expense for the first six months of 2000 was $12.7 million compared to $13.6 million for the comparable period of 1999. Lower average borrowings during 2000 were partially offset by the effects of an increase in short-term interest rates.

INCOME TAXES. The effective tax rate for the first six months of 2000 was 21.5 percent compared to 20.1 percent for the first six months of 1999. The relatively low effective tax rate is primarily attributable to tax-exempt investment income from Viad's Payment Services businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at June 30, 2000 was $399.1 million compared with $389.3 million at December 31, 1999. The debt-to-capital ratio was 0.35 to 1 at June 30, 2000 and at December 31, 1999.

During the first six months of 2000, Viad repurchased 1,519,000 treasury shares for $38.5 million under Viad's stock repurchase programs. Net proceeds from the exercise of stock options, including tax benefits on stock option exercises, totaled $7.1 million during the first six months of 2000.

The balance of the investments in securities arising from the July 1, 1999 sale of Dobbs totaled $194.7 million at June 30, 2000. The balance declined $74.2 million since December 31, 1999, primarily as a result of funding acquisitions during the first quarter of 2000 and the repurchase of treasury shares.

EBITDA is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization and includes the fully taxable equivalent adjustment. EBITDA for the first six months of 2000 was $166.4 million, an increase of 30.1 percent over that of the comparable 1999 period.

In May 2000, a Viad Payment Services subsidiary amended its agreement to sell undivided percentage ownership interests in certain receivables from bill payment and money order agents. The maximum amount to be sold under the agreement was increased from $400 million to $450 million.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions payable to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the annual increase in pre-tax income would be approximately $932,000. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an annual decrease in pre-tax income of approximately $766,000.

The fair value of securities classified as available for sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale of approximately $99.1 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $60.4 million), an estimated off-balance-sheet increase in the fair value of Viad's swap agreements of approximately $48.5 million and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt of approximately $3.7 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale of approximately $93.3 million (along with an after-tax increase in accumulated other comprehensive income of approximately $56.9 million), an estimated off-balance-sheet decrease in the fair value of Viad's swap agreements of approximately $48.5 million and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt of approximately $3.8 million.


PART II.     OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of Viad Corp was held May 9, 2000.

(b) Not applicable-(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c) Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

             1.       The election of Directors as follows:

         Robert H. Bohannon
         Affirmative Vote ............................               80,554,468
         Withheld Authority ..........................                1,014,481

         Douglas L. Rock
         Affirmative Vote ............................               80,697,309
         Withheld Authority ..........................                  871,640

         John C. Tolleson
         Affirmative Vote .............................              80,930,157
         Withheld Authority ...........................                 638,792

                   2. The appointment of Deloitte & Touche LLP to audit the accounts of Viad and its subsidiaries for the fiscal year 2000.

                   Affirmative Vote ...........................       81,116,452
                   Against ....................................          352,801
                   Abstentions ................................           99,696


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No. 10A - Copy of employment agreement between Viad Corp and Paul B. Mullen dated March 1, 2000

        Exhibit No. 10B - Copy of amendment dated May 9, 2000 to Viad Corp Supplemental Pension Plan (Amended and Restated as of December 1,
        1999)

        Exhibit No. 10C - Copy of amendment dated May 9, 2000 to Travelers Express Company, Inc. Supplemental Pension Plan dated March 30, 1997

        Exhibit No. 10D - Copy of amendment dated May 9, 2000 to GES Exposition Services, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 1998

        Exhibit No. 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIAD CORP
                                       (Registrant)

July 25, 2000                          By /s/ Catherine L. Stevenson
                                       -----------------------------
                                       Catherine L. Stevenson
                                       Vice-President - Controller
                                       (Chief Accounting Officer
                                       and Authorized Officer)