Form 10-Q
period 2000-09-30
VIAD CORP
filed 2000-10-24
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
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


As of September 29, 2000, 92,237,850 shares of Common Stock ($1.50 par value) were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2000     December 31,
(000 omitted, except number of shares)                                             (Unaudited)            1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $    46,241      $    33,106
     Short-term investments                                                             35,028           95,545
     Receivables                                                                       120,913           43,276
     Inventories                                                                        89,196           73,687
     Deferred income taxes                                                              35,829           36,990
     Other current assets                                                               39,905           36,664
------------------------------------------------------------------------------------------------------------------
                                                                                       367,112          319,268
     Funds, agents' receivables and current maturities of investments restricted for payment service obligations, after eliminating
         $12,500 and $50,000 invested in Viad commercial paper                         678,952          602,893
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                            1,046,064          922,161
Investments in securities                                                              114,636          173,359
Investments restricted for payment service obligations                               3,584,270        2,936,171
Property and equipment                                                                 288,254          313,623
Other investments and assets                                                           100,424          121,159
Deferred income taxes                                                                   77,578          115,058
Intangibles                                                                            638,802          629,340
------------------------------------------------------------------------------------------------------------------
                                                                                   $ 5,850,028      $ 5,210,871
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term bank loans                                                         $     9,270      $    13,855
     Accounts payable                                                                   86,760           82,465
     Other current liabilities                                                         215,315          204,228
     Current portion of long-term debt                                                  26,323           32,814
------------------------------------------------------------------------------------------------------------------
                                                                                       337,668          333,362
     Payment service obligations                                                     4,122,060        3,587,834
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                       4,459,728        3,921,196
Long-term debt                                                                         394,039          342,603
Pension and other postretirement benefits                                               71,417           71,402
Other deferred items and insurance liabilities                                         134,249          154,435
Minority interests                                                                       3,773            5,950
$4.75 Redeemable preferred stock                                                         6,653            6,640
Common stock and other equity:
     Common stock, $1.50 par value, 200,000,000 shares
         authorized, 99,739,925 shares issued                                          149,610          149,610
     Additional capital                                                                269,441          289,798
     Retained income                                                                   730,892          643,352
     Unearned employee benefits and other                                             (106,828)        (129,818)
     Accumulated other comprehensive income:
         Unrealized loss on securities classified as available for sale                (34,590)         (70,021)
         Cumulative translation adjustments                                             (8,983)          (4,935)
         Minimum pension liability adjustment                                           (1,674)          (1,674)
     Common stock in treasury, at cost, 7,502,075 and 5,497,132 shares                (217,699)        (167,667)
------------------------------------------------------------------------------------------------------------------
     Total common stock and other equity                                               780,169          708,645
------------------------------------------------------------------------------------------------------------------
                                                                                   $ 5,850,028      $ 5,210,871
==================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Quarter ended September 30,       Nine months ended September 30,
(000 omitted, except per share data)                      2000              1999             2000               1999
------------------------------------------------------------------------------------------------------------------------
Revenues:
    Ongoing operations                               $   427,657       $   384,724       $ 1,294,740       $ 1,149,361
    Sold businesses                                        1,359             9,498            19,023            38,662
------------------------------------------------------------------------------------------------------------------------
                                                         429,016           394,222         1,313,763         1,188,023
------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Costs of sales and services                          373,054           339,535         1,156,288         1,048,188
    Corporate activities and minority interests            3,414             4,615            13,440            16,195
    Net interest expense (income)                          3,281            (1,822)            7,712            11,805
    Nonrecurring income                                   (2,091)             (528)           (2,091)             (528)
------------------------------------------------------------------------------------------------------------------------
                                                         377,658           341,800         1,175,349         1,075,660
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                51,358            52,422           138,414           112,363
Income taxes                                               7,346            11,899            26,041            23,966
------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                         44,012            40,523           112,373            88,397
Income from discontinued operations                                        202,276                             218,954
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $    44,012       $   242,799       $   112,373       $   307,351
========================================================================================================================

DILUTED INCOME PER COMMON SHARE:
    CONTINUING OPERATIONS                            $      0.48       $      0.42       $      1.22       $      0.90
    Discontinued operations                                                   2.12                                2.24
------------------------------------------------------------------------------------------------------------------------
    Net income per share                             $      0.48       $      2.54       $      1.22       $      3.14
========================================================================================================================

BASIC INCOME PER COMMON SHARE:
    Continuing operations                            $      0.49       $      0.43       $      1.25       $      0.93
    Discontinued operations                                                   2.21                                2.34
------------------------------------------------------------------------------------------------------------------------
    Net income per share                             $      0.49       $      2.64       $      1.25       $      3.27
========================================================================================================================

Average outstanding common shares                         88,977            92,001            89,398            93,835
Additional dilutive shares related
    to stock-based compensation                            2,310             3,421             2,349             3,625
------------------------------------------------------------------------------------------------------------------------
Average outstanding and potentially
    dilutive common shares                                91,287            95,422            91,747            97,460
========================================================================================================================

Dividends declared per common share                  $      0.09       $      0.09       $      0.27       $      0.26
========================================================================================================================

Preferred stock dividends                            $       283       $       283       $       850       $       848
========================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Quarter ended September 30,    Nine months ended September 30,
(000 omitted)                                                     2000           1999            2000           1999
--------------------------------------------------------------------------------------------------------------------------
Net income                                                    $  44,012      $ 242,799        $ 112,373      $ 307,351
--------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities
        classified as available for sale:
        Holding gains (losses) arising during the period         19,658        (18,230)          36,494        (61,660)
        Reclassification adjustment for realized gains
           included in net income                                  (244)        (1,766)          (1,063)        (3,975)
--------------------------------------------------------------------------------------------------------------------------
                                                                 19,414        (19,996)          35,431        (65,635)
--------------------------------------------------------------------------------------------------------------------------
     Unrealized foreign currency translation adjustments:
        Holding gains (losses) arising during the period         (1,864)          (615)          (4,048)           588
        Reclassification adjustment for sale of
           investment in a foreign entity
           included in net income                                                1,008                           1,008
--------------------------------------------------------------------------------------------------------------------------
                                                                 (1,864)           393           (4,048)         1,596
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                17,550        (19,603)          31,383        (64,039)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                          $  61,562      $ 223,196        $ 143,756      $ 243,312
==========================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine months ended September 30,
(000 omitted)                                                                          2000                  1999
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                                        $   112,373           $   307,351
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                        51,121                45,481
  Deferred income taxes                                                                 9,945               (14,016)
  Income from discontinued operations                                                                      (218,954)
  Gains on dispositions of businesses, property and other assets, net                 (12,994)               (7,727)
  Other noncash items, net                                                             12,334                13,477
  Change in operating assets and liabilities:
    Receivables and inventories                                                       (85,088)              (12,265)
    Payment service assets and obligations, net                                       455,167               580,537
    Accounts payable and accrued compensation                                         (11,708)               (5,738)
    Other assets and liabilities, net                                                     678               (44,133)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             531,828               644,013
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                                  (30,955)              (39,309)
Acquisitions of businesses, net of cash acquired                                      (24,155)              (29,521)
Proceeds from dispositions of businesses, property and other assets, net               32,526                55,935
Proceeds from sales and maturities of securities                                    1,105,179               912,460
Purchases of securities                                                            (1,565,738)           (1,977,365)
Cash provided by discontinued operations                                                                    739,044
---------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                (483,143)             (338,756)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                                      (31,073)               (3,290)
Net change in short-term borrowings                                                    71,415              (122,000)
Dividends on common and preferred stock                                               (25,047)              (25,264)
Exercise of stock options                                                              11,908                27,031
Common stock purchased for treasury                                                   (62,753)             (178,961)
---------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                 (35,550)             (302,484)
---------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              13,135                 2,773
Cash and cash equivalents, beginning of year                                           33,106                15,554
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    46,241           $    18,327
=====================================================================================================================

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

On July 13, 2000, Viad sold its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. The sale of the concession operations was recorded in the third quarter of 2000 (see Note G).

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of September 30, 2000, and its results of operations and its cash flows for the quarters and nine months ended September 30, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

As described in notes to Viad's annual financial statements, a Payment Services subsidiary hedges a substantial portion of the variable rate commission payments to its selling agents and the variable rate expense of selling receivables from its bill payment and money order agents through swap agreements. The swap agreements effectively convert such variable rate payments to fixed rate payments. The fair values of such swap agreements, while not recorded on Viad's Consolidated Balance Sheets, normally increase when the fair values of fixed rate, long-term debt investments held by Payment Services subsidiaries decline (and vice versa).

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds and the fair value of related off-balance-sheet swap agreements:

                                                                                September 30,            December 31,
(000 omitted)                                                                         2000                     1999
------------------------------------------------------------------------------------------------------------------
Funds, agents' receivables and current maturities of
     investments restricted for payment service obligations,
     including $12,500 and $50,000 invested in
     Viad commercial paper (1)                                                   $  691,452            $  652,893
Investments restricted for payment service obligations (2)                        3,584,270             2,936,171
Other assets available for payment service obligations                               25,904                 3,009
Payment service obligations                                                      (4,122,060)           (3,587,834)
Fair value of off-balance-sheet swap agreements (3)                                  25,966                56,708
------------------------------------------------------------------------------------------------------------------
Total                                                                            $  205,532            $   60,947
==================================================================================================================

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

(3) The fair value represents the estimated amounts that Viad would receive from counterparties to terminate the swap agreements at September 30, 2000 and December 31, 1999.

NOTE C - INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Investments restricted for payment service obligations include the following debt and equity securities:


                                                                              September 30,           December 31,
(000 omitted)                                                                         2000                  1999
------------------------------------------------------------------------------------------------------------------
Securities classified as available for sale, at fair value
   (amortized cost of $2,515,750 and $2,278,793) (1)                             $2,460,024            $2,167,250
Securities classified as held to maturity, at amortized cost
   (fair value of $1,136,707 and $771,668)                                        1,133,350               788,068
------------------------------------------------------------------------------------------------------------------
                                                                                  3,593,374             2,955,318
Less current maturities                                                              (9,104)              (19,147)
------------------------------------------------------------------------------------------------------------------
                                                                                 $3,584,270            $2,936,171
==================================================================================================================

(1) The decrease in the unrealized loss for the first nine months of 2000 was due principally to decreases in longer-term market interest rates.

NOTE D - DEBT

At September 30, 2000 and December 31, 1999, Viad classified as long-term debt $120,000,000 and $44,000,000, respectively, of short-term borrowings which, along with the $12,500,000 and $50,000,000, respectively, of commercial paper issued to a Viad Payment Services subsidiary, are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE E -- INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income taxes for the nine months ended September 30, is as follows:

(000 omitted)                                                                      2000                   1999
-----------------------------------------------------------------------------------------------------------------
Computed income taxes at statutory federal income tax rate of 35%               $ 48,445               $ 39,327
Nondeductible goodwill amortization                                                2,536                  1,880
State income taxes                                                                 2,598                  1,983
Tax-exempt income                                                                (26,666)               (20,620)
Adjustment to estimated annual effective rate (1)                                 (1,500)                   725
Other, net                                                                           628                    671
-----------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                      $ 26,041               $ 23,966
=================================================================================================================


(1) Generally accepted accounting principles for interim financial reporting (APB Opinion No. 28) requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. Accordingly, the estimated tax rate for 2000 is lower than in prior periods due to higher than previously expected tax-exempt income in proportion to total pre-tax income, resulting from rapid growth in investments in tax-exempt securities in the Payment Services segment along with lower operating income in the Convention and Event Services segment.

NOTE F - SUPPLEMENTARY INFORMATION - REVENUES AND OPERATING INCOME

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

                                                     Quarter ended September 30,     Nine months ended September 30,
(000 omitted)                                             2000             1999              2000             1999
---------------------------------------------------------------------------------------------------------------------
Revenues:
 Payment Services                                   $   173,533     $   152,180         $   493,018     $   425,160
 Convention and Event Services                          228,276         200,902             785,766         695,853
---------------------------------------------------------------------------------------------------------------------
   Reportable segments                                  401,809         353,082           1,278,784       1,121,013
 Travel and Recreation Services                          43,825          46,462              66,740          70,737
---------------------------------------------------------------------------------------------------------------------
   SUBTOTAL, ONGOING OPERATIONS                         445,634         399,544           1,345,524       1,191,750
 Sold travel and recreation businesses (1)                1,359           9,498              19,023          38,662
 Intercompany interest elimination                         (452)         (1,397)             (2,074)         (4,723)
 Less taxable equivalent adjustment                     (17,525)        (13,423)            (48,710)        (37,666)
---------------------------------------------------------------------------------------------------------------------
                                                    $   429,016     $   394,222         $ 1,313,763     $ 1,188,023
=====================================================================================================================

Operating income before nonrecurring items:
 Payment Services                                   $    43,566     $    34,648         $   111,622     $    89,100
 Convention and Event Services                           12,803          18,423              73,593          75,753
---------------------------------------------------------------------------------------------------------------------
   Reportable segments                                   56,369          53,071             185,215         164,853
 Travel and Recreation Services                          17,260          15,199              20,577          16,843
---------------------------------------------------------------------------------------------------------------------
   SUBTOTAL, ONGOING OPERATIONS                          73,629          68,270             205,792         181,696
 Sold travel and recreation businesses (1)                  310           1,237               2,467             528
 Corporate activities                                    (2,510)         (4,302)            (12,028)        (14,596)
 Intercompany interest elimination                         (452)         (1,397)             (2,074)         (4,723)
 Less taxable equivalent adjustment                     (17,525)        (13,423)            (48,710)        (37,666)
---------------------------------------------------------------------------------------------------------------------
                                                         53,452          50,385             145,447         125,239

Interest expense                                         (5,923)         (6,323)            (18,575)        (19,950)
Interest income (2)                                       2,642           8,145              10,863           8,145
Nonrecurring income (3)                                   2,091             528               2,091             528
Minority interests                                         (904)           (313)             (1,412)         (1,599)
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                          $    51,358     $    52,422         $   138,414     $   112,363
=====================================================================================================================

(1) On July 13, 2000, Viad sold its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. The sold travel and recreation businesses category includes revenues and operating results of the concession operations and other businesses sold in early 1999 and not classified as discontinued operations up to their respective dates of sale. The sale of the concession operations was recorded in the third quarter of 2000 (see Note G).

(2) Represents income related to investment of a portion of the proceeds from the sale of Dobbs International Services, Inc. (sold July 1, 1999). These securities are included in the Consolidated Balance Sheets under the caption, "Investments in securities" with the current portion and investments with original maturities of three months or less included under the caption, "Short-term investments."

(3) See Note G.

NOTE G - NONRECURRING INCOME

Nonrecurring income of $2,091,000 ($877,000, or $0.01 per share, after-tax) was recorded in the 2000 third quarter. The nonrecurring income included a gain of $10,256,000 ($5,655,000 after-tax) on the July 13, 2000 sale of Viad's concession operations, after deducting costs of sale and related expense provisions. Also included in this item was a charge of $8,165,000 ($4,778,000 after-tax) taken to streamline and consolidate certain operations in Viad's Convention and Event Services segment. In addition to costs related to reductions in headcount, the charge included the write-down of certain fixed assets and facility closure costs.

Nonrecurring income of $528,000 ($224,000 after-tax, or less than $0.01 per share) was recorded in 1999's third quarter. This included a gain of $7,925,000 ($4,945,000 after-tax) for adjustment of a previously reported gain on sale of a business upon resolution of contingencies, offset by a noncash charge of $7,397,000 ($4,721,000 after-tax), related to an investment.

NOTE H - LITIGATION, CLAIMS AND OTHER CONTINGENCIES

On August 18, 2000, Key3Media Group, Inc. ("Key3Media"), a company spun off by Ziff-Davis Inc. ("ZD"), terminated a long-term agreement with GES Exposition Services, Inc. ("GES") to produce trade shows, including the November Comdex show in Las Vegas. GES and Key3Media are currently in litigation. Viad believes that the contract was wrongfully terminated and claims significant damages, including recovery of receivables and prepayments made to ZD in an aggregate amount totaling approximately $35 million plus additional damages for loss of future profits. Management intends to vigorously enforce its rights under this agreement and believes that the ultimate outcome of the litigation is not likely to have a material effect on Viad's financial statements.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, an amendment to SFAS No. 133. Viad will adopt these statements effective January 1, 2001. The statements require that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad has a team in place to address the adoption and implementation of the statements. The adoption of SFAS No. 133 and SFAS No. 138 is not expected to have a material effect on Viad's consolidated results of operations or cash flows. However, as discussed in Note B and in "Quantitative and Qualitative Disclosures About Market Risk," the fair value of swap agreements is currently not recorded on the Consolidated Balance Sheets. If the statements had been adopted January 1, 2000, total assets and other comprehensive income at September 30, 2000 would have been higher by $15.8 million.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), that summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB 101 is not expected to have a material effect on Viad's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Viad Corp ("Viad") focuses on two principal service businesses: Payment Services and Convention and Event Services.

On July 13, 2000, Viad sold its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. The sale of the concession operations was recorded in the third quarter of 2000.

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

COMPARISON OF THIRD QUARTER OF 2000 TO THE THIRD QUARTER OF 1999:

In the third quarter of 2000, revenues increased $34.8 million, or 8.8 percent, to $429.0 million from $394.2 million in 1999. Revenues of ongoing operations on a fully taxable equivalent basis, excluding the sold travel and recreation businesses, rose 11.5 percent for the quarter.

Including the nonrecurring income described in Note G of Notes to Consolidated Financial Statements, income from continuing operations for the third quarter of 2000 was $44.0 million, or $0.48 per share, compared to $40.5 million, or $0.42 per share, for the third quarter of 1999. Income from continuing operations before nonrecurring income increased 12 percent on a per share basis to $43.1 million, or $0.47 per share, compared with comparable income of $40.3 million, or $0.42 per share, in the 1999 quarter.

                                                            Quarter ended September 30,
(000 omitted, except per share data)                         2000                  1999
---------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
  BEFORE NONRECURRING INCOME                             $ 43,135               $ 40,299
Nonrecurring income                                           877                    224
---------------------------------------------------------------------------------------------
Income from continuing operations                        $ 44,012               $ 40,523
=============================================================================================
DILUTED INCOME PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS,
  BEFORE NONRECURRING INCOME                             $   0.47               $   0.42
Nonrecurring income                                          0.01
---------------------------------------------------------------------------------------------
Income from continuing operations                        $   0.48               $   0.42
=============================================================================================

Cash earnings per share on the diluted basis, defined as income from continuing operations before nonrecurring income plus after-tax goodwill amortization, was $0.51, up 13 percent from the 1999 third quarter. Cash earnings per share does not represent a measure of cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to similarly titled measures reported by other companies.

Net income for the third quarter of 2000 was also $44.0 million, or $0.48 per share, compared to $242.8 million, or $2.54 per share, in the third quarter of 1999. The third quarter of 1999 included income from discontinued operations of $202.3 million, or $2.12 per share, comprised primarily of the gain on sale of Dobbs International Services, Inc. ("Dobbs").

There were 4.1 million fewer average outstanding and potentially dilutive common shares in the third quarter of 2000 than in the third quarter of 1999, due primarily to stock repurchases made in 2000. In addition, a lower average Viad stock price in 2000 contributed to fewer additional dilutive shares related to unexercised stock options.

PAYMENT SERVICES. A Payment Services subsidiary invests substantial amounts of its growing money order and official check funds in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On the fully taxable equivalent basis, third quarter 2000 revenues of the Payment Services segment were $173.5 million, up $21.4 million, or 14.0 percent, from 1999 third quarter revenues. On the same basis, operating income increased $8.9 million, or 25.7 percent. Operating margins on the fully taxable equivalent basis were 25.1 percent in the third quarter of 2000, up from 22.8 percent in the 1999 third quarter. Results were driven by continuing strong growth in all product lines, including the ongoing rollout of several key new accounts. Average invested funds grew over 20 percent from the 1999 quarter, resulting in higher investment income. Transaction volume growth for MoneyGram was more than 25 percent for the quarter (excluding the U.S.-to-Mexico corridor), led by strong growth in Latin America and international money transfers. Weakness in the U.S.-to-Mexico corridor continued during the quarter. The number of MoneyGram agent locations grew more than 25 percent year-over-year with over 45 percent growth in international locations.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues increased $27.4 million, or 13.6 percent, to $228.3 million in the third quarter of 2000. Operating income for the segment decreased $5.6 million, or 30.5 percent from the third quarter of 1999. Operating margins were 5.6 percent in the third quarter of 2000 compared with 9.2 percent in the third quarter of 1999. Exhibitgroup/Giltspur reported strong gains in both revenues and operating income. GES Exposition Services, Inc. ("GES") also reported higher revenues for the quarter, but continuing higher labor costs, resulting from the tight labor market and compressed move-in and move-out schedules, as well as increases in certain show production costs, resulted in lower operating income compared to the 1999 quarter. Pressure on operating margins will continue as GES continues to focus on cost reduction efforts. As described in Note H of Notes to Consolidated Financial Statements, Key3Media Group, Inc. ("Key3Media"), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES to produce trade shows. Viad believes that the contract was wrongfully terminated, and GES and Key3Media are currently in litigation. The loss of the Key3Media shows will impact the fourth quarter 2000 and full year 2001 revenues by approximately $15 million and $40 million, respectively, but Viad's operating income for such periods is not expected to be materially impacted. The impact on the third quarter of 2000 was not material.

TRAVEL AND RECREATION SERVICES. Revenues of the ongoing travel and recreation businesses were $43.8 million for the third quarter of 2000, down $2.6 million, or 5.7 percent, from 1999 third quarter revenues, while operating income was up $2.1 million, or 13.6 percent, in the third quarter of 2000. The decrease in revenue relates primarily to the discontinuance of a lower margin package tour business, along with an overall decrease in traffic from U.S. and Canadian tourists. Operating income increased due to higher margins and cost reductions.

CORPORATE ACTIVITIES. Corporate activities decreased $1.8 million in the third quarter of 2000 compared to the third quarter of 1999, primarily as a result of ongoing corporate cost reduction efforts and lower expenses associated with achievement under Viad's incentive plans, resulting from a lower stock price.

NET INTEREST EXPENSE (INCOME). Interest income of $2.6 million and $8.1 million in the third quarter of 2000 and 1999, respectively, was generated from the investment of the cash proceeds remaining from the July 1, 1999 sale of Dobbs. The decline in interest income is due primarily to the use of investment proceeds for the repurchase of treasury shares and the funding of acquisitions. Interest expense in the third quarter of 2000 decreased $400,000 from that in the 1999 third quarter

INCOME TAXES. The effective tax rate for continuing operations excluding nonrecurring items in the 2000 third quarter was 12.4 percent compared to 22.3 percent for the third quarter 1999. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year, with an adjustment of the annual rate made each quarter. During the third quarter, Viad determined that the estimated annual tax rate for 2000 is expected to be lower than in prior periods due to higher than previously expected tax-exempt income in proportion to total pre-tax income, resulting from rapid growth in investments in tax-exempt securities in the Payment Services segment along with lower operating income in the Convention and Event Services Segment. Accordingly, the adjustment of the rate was made in the third quarter of 2000.

COMPARISON OF FIRST NINE MONTHS OF 2000 TO THE FIRST NINE MONTHS OF 1999:

Revenues for the first nine months of 2000 increased $125.7 million, or 10.6 percent, to $1.3 billion from $1.2 billion in 1999. Revenues of ongoing operations on a fully taxable equivalent basis, excluding the sold travel and recreation businesses, rose 12.9 percent.

Income from continuing operations for the first nine months of 2000 was $112.4 million, or $1.22 per share, compared to $88.4 million, or $0.90 per share, for the same period in 1999. Excluding nonrecurring income of $877,000 ($0.01 per share) and $224,000 (less than $0.01 per share) for the first nine months of 2000 and 1999, respectively, described in Note G of Notes to Consolidated Financial Statements, the first nine months 2000 income from continuing operations was $111.5 million, or $1.21 per share compared to $88.2 million, or $0.90 per share for the first nine months of 1999, an increase of 34 percent on a per share basis. Cash earnings per share, as defined above, was $1.33 for the first nine months of 2000, up 34 percent from the 1999 period.

Net income for the first nine months of 2000 was also $112.4 million, or $1.22 per share, compared to $307.4 million, or $3.14 per share, in the first nine months of 1999. The first nine months of 1999 included $219.0 million, or $2.24 per share, from discontinued operations, which included the operating results of Dobbs through June 30, 1999 and the gain on sale of Dobbs recorded in the third quarter of 1999.

There were 5.7 million fewer average outstanding and potentially dilutive common shares in the first nine months of 2000 than in the first nine months of 1999, due primarily to stock repurchases made in 2000. In addition, a lower average Viad stock price in 2000 contributed to fewer additional dilutive shares related to unexercised stock options.

PAYMENT SERVICES. On the fully taxable equivalent basis, revenues of the Payment Services segment for the first nine months of 2000 were $493.0 million, up $67.9 million, or 16.0 percent, from 1999 nine month revenues, while operating income increased $22.5 million, or 25.3 percent. Operating margins on the fully taxable equivalent basis were 22.6 percent for the first nine months of 2000, up from
21.0 percent in the first nine months of 1999. Results were driven by continuing strong growth in money order, official check and Game Financial operations, with the ramp up of key new accounts contributing to the gains. The nine months of 2000 was impacted by continued weakness in the U.S.-to-Mexico corridor for MoneyGram.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues increased $89.9 million, or 12.9 percent, to $785.8 million from $695.9 million in the 1999 nine month period. Operating income for the segment was $73.6 million compared to $75.8 million for the 1999 nine month period. Operating margins were
9.4 percent compared with 10.9 percent in 1999. Exhibitgroup/Giltspur reported strong gains in both revenue and operating income. GES also reported higher revenues for the period, but higher labor and show production costs and slower than anticipated profit generation on start-up products resulted in lower operating income and margins compared to the first nine months of 1999. Pressure on operating margins will continue as GES continues to focus on cost reduction efforts. As described in Note H of Notes to Consolidated Financial Statements, Key3Media terminated a long-term agreement with GES to produce trade shows. Viad believes that the contract was wrongfully terminated, and GES and Key3Media are currently in litigation. The loss of the Key3Media shows will impact the fourth quarter 2000 and full year 2001 revenues by approximately $15 million and $40 million, respectively, but Viad's operating income for such periods is not expected to be materially impacted.

TRAVEL AND RECREATION SERVICES. For the first nine months of 2000, revenues of the ongoing travel and recreation businesses were $66.7 million, down $4.0 million, or 5.7 percent, from the first nine months of 1999, while operating income increased $3.7 million for the same period. The decrease in revenue relates primarily to the discontinuance of a lower margin package tour business, along with increased competition in the charter and sightseeing business. Operating income increased due to higher margins and cost reductions.

CORPORATE ACTIVITIES. Corporate activities decreased $2.6 million in the first nine months of 2000 compared to the first nine months of 1999, primarily as a result of ongoing corporate cost reduction efforts.

NET INTEREST EXPENSE (INCOME). Interest income of $10.9 million and $8.1 million in the first nine months of 2000 and 1999, respectively, was generated from the investment of the cash proceeds remaining from the July 1, 1999 sale of Dobbs. Interest expense for the first nine months of 2000 was $18.6 million compared to $20.0 million for the comparable period of 1999. Lower average borrowings during 2000 were partially offset by the effects of an increase in short-term interest rates.

INCOME TAXES. The effective tax rate for continuing operations excluding nonrecurring items for the first nine months of 2000 was 18.2 percent compared to 21.2 percent for the first nine months of 1999. As discussed previously, the relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. Accordingly, the estimated annual tax rate for 2000 is lower than in prior periods due to higher than previously expected tax-exempt income in proportion to total pre-tax income, resulting from rapid growth in investments in tax-exempt securities in the Payment Services segment along with lower operating income in the Convention and Event Services Segment.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at September 30, 2000 was $429.6 million compared with $389.3 million at December 31, 1999. The debt-to-capital ratio was 0.35 to 1 at September 30, 2000 and at December 31, 1999. The sale of trade accounts receivable program was terminated in August 2000, resulting in a $50 million increase in both accounts receivable and debt.

During the first nine months of 2000, Viad repurchased approximately 2.4 million treasury shares for $62.8 million under Viad's stock repurchase programs. Net proceeds from the exercise of stock options, including tax benefits, totaled $11.9 million during the first nine months of 2000.

The balance of the investments in securities arising from the July 1, 1999 sale of Dobbs totaled $149.7 million at September 30, 2000. The balance declined $119.2 million since December 31, 1999, primarily as a result of funding acquisitions and the repurchase of treasury shares.

EBITDA is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is defined by Viad as income from continuing operations before interest expense, income taxes, nonrecurring income, depreciation and amortization and includes the fully taxable equivalent adjustment. EBITDA for the first nine months of 2000 was $254.7 million, an increase of 18.5 percent over that of the comparable 1999 period.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report on Form 10-K for the year ended December 31, 1999.

FORWARD-LOOKING STATEMENTS:

As provided by the safe harbor provision under the "Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain forward-looking statements, assumptions and discussions, including those relating to expectations of or current trends in future growth, productivity improvements, consumer demand, new business, investment policies, cost reduction efforts and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, gains and losses of customers, consumer demand patterns, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in Note B, debt and equity securities classified as "available for sale" are carried at fair value, with the net unrealized holding gain or loss included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." A portion of Viad's Payment Services business involves the payment of commissions to selling agents of its official check program. A Viad Payment Services subsidiary has also entered into agreements to sell receivables from its bill payment and money order agents. The agent commissions and expense of selling receivables are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through swap agreements which convert the variable rate payments to fixed rates. Viad is also exposed to short-term interest rate risk on certain of its debt obligations and trade accounts receivable sales.

Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions payable to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the annual decrease in pre-tax income would be approximately $2.2 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an annual increase in pre-tax income of approximately $2.4 million.

The fair value of securities classified as available for sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale of approximately $94.9 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $57.8 million), an estimated off-balance-sheet increase in the fair value of Viad's swap agreements of approximately $49.8 million and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt of approximately $2.9 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale of approximately $90.9 million (along with an after-tax increase in accumulated other comprehensive income of approximately $55.5 million), an estimated off-balance-sheet decrease in the fair value of Viad's swap agreements of approximately $49.8 million and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt of approximately $2.9 million.


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit No. 10A - Copy of Compensation Plan Amended and Restated as of August 15, 2000.

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


                                           VIAD CORP
                                           (Registrant)

October 24, 2000                           By /s/ Catherine L. Stevenson
                                           -----------------------------
                                           Catherine L. Stevenson
                                           Vice President - Controller
                                           (Chief Accounting Officer
                                           and Authorized Officer)

                                        EXHIBIT INDEX



EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
--------                          --------------------------

  10A                      Copy of Compensation Plan Amended and Restated as
                             of August 15, 2000

  27                       Financial Data Schedule