Form 10-K405
period 2000-12-31
VIAD CORP
filed 2001-02-16
CIK 884219

As filed with the Securities and Exchange Commission on February 16, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of January 31, 2001, 89,066,876 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $2.1 billion.

Documents Incorporated by Reference

      A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 8, 2001 is incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

      Viad Corp (“Viad” or the “Corporation”) is comprised of operating companies and a division which constitute a diversified services business. Most of Viad’s services are provided to businesses for use by their customers. Accordingly, the Corporation markets its payment services through more than 100,000 retail and financial locations (payment services), to numerous tradeshow organizers and exhibitors (convention and event services), and others. Occupying the number one or number two position in many of the markets in which they compete, each of the Corporation’s businesses seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users and thereby be considered a value-added provider by Viad’s business customers.

      Viad’s services are classified into two reportable business segments, namely (1) Payment Services, and (2) Convention and Event Services. The Corporation also provides Travel and Recreation Services. A description of each of the Viad reportable business segments, the travel and recreation businesses, and recent developments relating to each follows.

Viad Business Units

      Viad is built around several operating groups which are leading competitors in their businesses, including companies engaged in payment services (Travelers Express Company, Inc., MoneyGram Payment Systems, Inc., and Game Financial Corporation), and convention and event services (GES Exposition Services, Inc. and Exhibitgroup/ Giltspur division). Viad business units also provide travel tour services (Brewster Transport Company Limited) and recreation services (Glacier Park, Inc.).

Payment Services

      Viad’s payment services business is conducted by the Travelers Express group of companies. These companies engage in a variety of payment service activities, including issuance and processing of money orders, processing of official checks and share drafts, and money transfer and cash access services.

      Travelers Express sells money orders to the public through more than 62,000 agent locations in the United States and Puerto Rico, and is one of the nation’s leading issuers of money orders, issuing more than 325 million money orders in 2000. Travelers Express also provides processing services for approximately 12,000 branch locations of banks, credit unions and other financial institutions which offer official checks (used by financial institutions in place of their own bank check or cashier’s check) and share drafts (the credit union industry’s version of a personal check). In addition, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express acquired in June 1998, provides money transfer services through approximately 37,000 agent locations in more than 150 countries worldwide. Some of the company’s agent locations sell or provide both money orders and money transfer services. Travelers Express also provides in-person electronic bill payment services for various companies, whose consumers pay their utility, car payment, and other bills at conveniently located retail stores. Additionally, the company provides high volume processing of refund and rebate checks, food vouchers, gift certificates, and other financial instruments. Another subsidiary, Game Financial Corporation (“Game Financial”) provides cash access services to the gaming industry. Game Financial provides three primary services: installing and maintaining automatic teller machines in casinos and check cashing locations; providing cash advances on consumers’ credit cards for customers who utilize the automatic teller machines; and cashing checks at casinos. Game Financial provides these services to approximately 80 casinos.

Convention and Event Services

      Convention and event services are provided by the Corporation’s GES Exposition Services and Exhibitgroup/ Giltspur companies.

      GES Exposition Services, Inc. (“GES”), one of North America’s leading suppliers of convention services to trade associations, show management companies and exhibitors, provides tradeshow design and planning, decorating, exhibit design and fabrication, installation and dismantling, display rental, custom graphics, furnishings, electrical, freight-handling, logistics, transportation, and management services for conventions, tradeshows, associations, and corporate and special events. GES provides convention services through a network of offices in North America’s most active and popular tradeshow service markets, including full service operations in 21 U.S. and four Canadian cities.

      Exhibitgroup/ Giltspur operates the largest exhibit and display business in the United States. The company is a designer, builder, installer and warehouser of convention, tradeshow, museum and other exhibits and displays with locations in 21 U.S. cities, one Canadian city, one city in England, and one city in Germany. In addition, Exhibitgroup/ Giltspur operates through an international network of strategic partners that gives Exhibitgroup/ Giltspur the ability to serve customers worldwide. The company also offers exhibition marketing, planning and strategy services, including advertising, multimedia, video and event design. In February 2000, Exhibitgroup/ Giltspur acquired Gardner Displays Company, a full service exhibit and display business headquartered in Pittsburgh, Pennsylvania.

Travel and Recreation Services

      Travel and recreation services are provided by the Brewster Transport and Glacier Park business units.

      Brewster Transport Company Limited (“Brewster Transport”), an Alberta, Canada corporation, provides regularly scheduled bus service, operates tour and charter buses in the Canadian Rockies, and conducts travel agency, hotel and snowcoach tour operations. Brewster Transport owns and operates 96 intercity coaches and four transit buses, as well as 19 snowcoaches which transport sightseers on tours of the glaciers of the Columbia Icefield. In September 1999, Brewster Transport acquired 71% of Banff Lifts Ltd., the owner and operator of the Sulphur Mountain Gondola lift located in Banff, Alberta, Canada, one of the two largest tourist attractions in the Canadian Rockies. The remaining minority interest was acquired in February 2000.

      Glacier Park, Inc. (“Glacier Park”) operates seven historic lodges in and around Glacier National Park in Montana and Waterton Lakes National Park, Canada. Services provided include room management, food and beverage operations, retail operations and transportation services.

Competition

      The Corporation’s businesses generally compete on the basis of price, value, quality, discernible differences, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of number and location of sales outlets, business automation and technology. The U.S. Postal Service; First Data Corporation and its subsidiaries Western Union Financial Services, Inc., Orlandi Valuta and Global Cash Access; American Express; and Imperial Bank are the principal competitors of Travelers Express. On a national basis, Freeman Decorating Company is the principal competitor of GES, and The George P. Johnson Company is the principal competitor of Exhibitgroup/ Giltspur.

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

      Many trademarks used by Viad and its businesses, including the TRAVELERS EXPRESS, MONEYGRAM, EXHIBITGROUP/ GILTSPUR, and GES service marks, have substantial importance and value. Certain rights in processing equipment and software held by Travelers Express and its subsidiaries also provide competitive advantage.

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

Employees

      Viad operating units had approximately 7,300 employees at December 31, 2000 as follows:

		Regular Full-
		Time Employees
		Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

Payment Services	1,900	0

Convention and Event Services	5,100	2,100

Travel and Recreation Services	300	60

      Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2001 will be renegotiated in the ordinary course of business without adverse effect on Viad’s operations.

      Viad had 104 employees at its corporate center at December 31, 2000, providing management, financial and accounting, internal auditing, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of seven non-employee directors and one employee director and has an executive management team consisting of six Viad officers (including the one employee director) and three principal executives of significant operating divisions or companies.

Seasonality

      Convention and event service activity may vary depending on the frequency and timing of shows (some shows are not held each year and some shows may shift between quarters). Viad’s travel and recreation operations generally experience peak activity during the summer months. Viad’s 2000 quarterly diluted earnings per share (before nonrecurring income), as a percentage of the full year’s earnings per share, were approximately 18% (first quarter), 29% (second quarter), 30% (third quarter), and 23% (fourth quarter). See Notes R and S of Notes to Consolidated Financial Statements.

Other Matters

      The Corporation completed the sale of its ProDine recreation division in July 2000. ProDine had operated as the prime concessionaire for all food and beverage services at the America West Arena and Bank One Ballpark in Phoenix, Arizona.

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

      Viad’s headquarters are located at Viad Tower in Phoenix, Arizona. Excluding space which Viad subleases to third parties, Viad leases approximately 66,000 square feet.

      Payment Services operates 25 leased facilities for processing, sales and administrative purposes. The principal operations for money order and official check processing and Travelers Express corporate headquarters are located in Minnesota. The principal money transfer service center is located in Colorado. Fifteen retail and wire transfer sales locations are located in the northeastern United States.

      Convention and Event Services operates 16 offices and 64 multi-use facilities (exhibit construction, office and/or warehouse). The principal facilities used in the design and production of exhibits and in connection with providing tradeshow and exposition services, range in size from approximately 100,000 square feet to 475,000 square feet. All of the properties are in the United States, except for two offices and ten multi-use facilities that are located in Canada, three multi-use facilities that are located in Germany, and one multi-use facility that is located in England. Three of the multi-use facilities are owned; all other properties are leased. GES and Exhibitgroup/ Giltspur corporate headquarters are located in Las Vegas, Nevada, and Roselle, Illinois, respectively.

      Travel and Recreation Services operates two offices, nine retail stores, three bus terminals, four garages, an icefield tour facility, a gondola lift operation, and nine hotels/lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities). All of the properties are in the United States, except for two retail stores, the bus terminals, garages, icefield tour facility, gondola lift operation, and three hotels/lodges that are located in Canada. Travel and Recreation Services owns four hotels/lodges and five other hotels/lodges are operated pursuant to concessionaire agreements. One bus terminal and three garages are owned; the icefield tour facility and gondola lift operation are owned and operated through lease agreements with Parks Canada; and all other properties are leased.

      Management believes that the Corporation’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.  Legal Proceedings

      On August 18, 2000, Key3Media Group, Inc. (“Key3Media”), a company spun off by Ziff-Davis Inc. (“ZD”), terminated a long-term agreement with GES to produce tradeshows, including the annual Comdex/ Fall show in Las Vegas. GES and Key3Media are currently in litigation. Viad believes that the contract was wrongfully terminated and claims significant damages, including recovery of receivables and prepayments made to ZD in an aggregate amount totaling approximately $35 million plus additional damages for loss of future profits. Management intends to vigorously enforce its rights under this agreement and believes that the ultimate outcome of the litigation is not likely to have a material effect on Viad’s financial statements.

      Viad and certain subsidiaries are plaintiffs or defendants to various other actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 2000, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Optional Item.  Executive Officers of Registrant

Executive Officers of Viad Corp

      The names, ages and positions of the executive officers of the Corporation as of February 15, 2001, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Robert H. Bohannon	56
Chairman of the Board, President and Chief Executive Officer since January 1997; President and Chief Operating Officer since August 1996; prior thereto, President and Chief Executive Officer of Travelers Express Company, Inc., a subsidiary of Viad, since 1993.

Kimbra A. Fracalossi	41
Chief Financial Officer and Treasurer since September 2000; prior thereto, Vice President-Strategic Planning and Investor Relations since May 1999 and Executive Director of Corporate Development since January 1998; previously, partner at Harrell/ Wright Management Consultants since 1994.

Suzanne Pearl	38	Vice President-Human Resources since September 2000; prior thereto, Executive Director, Compensation or similar position since 1993.

Scott E. Sayre	54
Vice President, General Counsel and Secretary since September 2000; prior thereto, Secretary and Associate General Counsel since January 1997, Assistant General Counsel since 1992 and Assistant Secretary since 1996.

Catherine L. Stevenson	44	Vice President-Controller since April 1999; prior thereto, Assistant Controller since October 1997; and prior thereto, Director-Financial Reporting since 1994.

Wayne A. Wight	58	Vice President-Corporate Development since February 1998; prior thereto, Executive Director-Corporate Development since 1992.

Executive Officers of Viad Corp’s Subsidiaries or Divisions Not Listed Above

		Business Experience During the Past
Name	Age	Five Years and Other Information

Gordon W. Anderson	56
President and Chief Executive Officer of Exhibitgroup/ Giltspur, a division of Viad, since January 2001; prior thereto, retired from Dobbs International Services, Inc., a former subsidiary of Viad since July 1999; and prior thereto, Executive Vice President-Operations or similar executive position with Dobbs International Services, Inc., since 1994.

Paul B. Dykstra	39
President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. since 1999; and prior thereto, Vice President-General Manager or similar executive positions with Travelers Express Company, Inc., a subsidiary of Viad, since 1994.

Philip W. Milne	42
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

      The Directors of Viad are divided into three classes, with the terms of one class of Directors to expire at each Annual Meeting of Stockholders. The current term of office of Robert H. Bohannon is scheduled to expire at the 2003 Annual Meeting of Stockholders.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The principal market on which the common stock of Viad is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, Cincinnati, Pacific, and Philadelphia Exchanges. The following tables summarize the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2000		1999

	High	Low	High	Low

First Quarter	$28.000	$20.250	$30.438	$25.250

Second Quarter	$29.125	$22.625	$33.500	$27.375

Third Quarter	$29.813	$25.125	$33.875	$27.250

Fourth Quarter	$26.688	$19.750	$29.875	$24.000

DIVIDENDS DECLARED ON COMMON STOCK

	2000	1999

February	$.09	$.08

May	.09	.09

August	.09	.09

November	.09	.09

Total	$.36	$.35

      Regular quarterly dividends were paid on the first business day of January, April, July and October.

      As of January 31, 2001, there were 28,416 stockholders of record of Viad’s common stock.

Item 6.  Selected Financial Data

VIAD CORP

SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(000 omitted, except per share data)

Operations

Revenues(1)	$1,726,808	$1,581,169	$1,612,759	$1,486,351	$1,397,925

Income from continuing operations(2)	$144,492	$128,559	$97,344	$56,519	$30,142

Income from discontinued operations(3)		218,954	53,296	41,275	(1,765)

Extraordinary item				(8,458)

Net income	$144,492	$347,513	$150,640	$89,336	$28,377

Diluted income per common share

Continuing operations(2)	$1.58	$1.32	$0.98	$0.59	$0.32

Discontinued operations(3)		2.27	0.54	0.44	(0.02)

Extraordinary item				(0.09)

Diluted net income per common share	$1.58	$3.59	$1.52	$0.94	$0.30

Average outstanding and potentially dilutive common shares	90,925	96,396	98,367	93,786	91,339

Basic income per common share

Continuing operations	$1.61	$1.37	$1.02	$0.61	$0.33

Discontinued operations(3)		2.35	0.56	0.45	(0.02)

Extraordinary item				(0.09)

Basic net income per common share	$1.61	$3.72	$1.58	$0.97	$0.31

Average outstanding common shares	88,802	93,007	94,382	90,804	88,814

Dividends declared per common share	$0.36	$0.35	$0.32	$0.32	$0.48

Financial position at year-end

Total assets	$6,300,231	$5,213,555	$4,665,746	$3,609,208	$3,344,844

Total debt	447,106	389,272	534,453	410,049	520,954

$4.75 Redeemable preferred stock	6,658	6,640	6,625	6,612	6,604

Common stock and other equity	763,156	708,645	645,881	529,161	432,218

Other data

EBITDA(4)	$331,194	$295,820	$229,187	$179,455	$150,543

Debt-to-capital ratio(5)	37%	35%	45%	43%	54%

(1)	Viad Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a fully taxable equivalent basis using a combined income tax rate of 39%, revenues would be higher by $66,224,000, $52,034,000, $39,309,000, $28,724,000 and $21,489,000 for 2000, 1999, 1998, 1997 and 1996, respectively.

(2)	Includes nonrecurring income (expense) of $877,000, or $0.01 per diluted share, in 2000; $6,131,000, or $0.06 per diluted share, in 1999; $12,737,000, or $0.13 per diluted share, in 1998; and $(9,960,000), or $(0.11) per diluted share, in 1996. See Note C of Notes to Consolidated Financial Statements. Excluding these items, diluted income per share from continuing operations was $1.57 in 2000, $1.26 in 1999, $0.85 in 1998, and $0.43 in 1996.

(3)	See Note D of Notes to Consolidated Financial Statements.

(4)	EBITDA is defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization and nonrecurring items and includes the fully taxable equivalent adjustment. EBITDA data are presented as a measure of the ability to service debt, fund capital expenditures and finance growth. Such data should not be considered an alternative to net income, operating income, cash flows from operations or other operating or liquidity performance measures prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations.

(5)	Debt-to-capital is defined as total debt divided by capital. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

      Viad focuses on two principal service businesses: Payment Services and Convention and Event Services. In July 2000, Viad sold its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona.

      Effective June 1, 1998, Viad acquired MoneyGram Payment Systems, Inc. (“MoneyGram”), a provider of consumer money wire transfer services. MoneyGram’s operations from the date of acquisition are included in Viad’s Payment Services segment.

      The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, which include the accounts of Viad and all of its subsidiaries. All per share figures discussed are stated on the diluted basis.

  2000 vs. 1999:

      Revenues for 2000 were $1.7 billion compared with $1.6 billion in 1999. Viad Payment Services subsidiaries continue to invest substantial amounts of funds from the sale of money orders and other payment instruments in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. On a fully taxable equivalent basis, and excluding the effects of sold businesses, revenues of ongoing operations were $1.8 billion, up 11.5 percent from $1.6 billion in 1999.

      Including the nonrecurring income described in Note C of Notes to Consolidated Financial Statements, income from continuing operations for 2000 was $144.5 million, or $1.58 per share, compared with income from continuing operations of $128.6 million, or $1.32 per share in 1999. Income from continuing operations before nonrecurring income was $143.6 million, or $1.57 per share, compared with income from continuing operations before nonrecurring income of $122.4 million, or $1.26 per share, in 1999, up 24.6 percent on a per share basis.

	2000	1999

	(000 omitted, except per
	share data)

Income from continuing operations before nonrecurring income	$143,615	$122,428

Nonrecurring income, net of tax	877	6,131

Income from continuing operations	$144,492	$128,559

Diluted income per common share from continuing operations before nonrecurring income	$1.57	$1.26

Nonrecurring income, net of tax	0.01	0.06

Income per common share from continuing operations	$1.58	$1.32

      Net income for 2000 was also $144.5 million, or $1.58 per share. Net income for 1999 was $347.5 million, or $3.59 per share, including income from discontinued operations of $219.0 million, or $2.27 per share. Income from discontinued operations in 1999 included the gain on the sale of Dobbs International Services, Inc. (“Dobbs”) of $213.4 million, or $2.21 per share. See Note D of Notes to Consolidated Financial Statements.

      There were 5.5 million fewer average outstanding and potentially dilutive common shares in 2000 than in 1999, due primarily to the stock repurchase programs described in “Liquidity and Capital Resources.” In addition, a lower Viad stock price during 2000 contributed to fewer additional dilutive shares related to unexercised stock options.

      Payment Services. Revenues of the Payment Services segment on the fully taxable equivalent basis were $671.7 million in 2000, a 16 percent increase over 1999 segment revenues of $581.5 million. On the same basis, operating income was $160.1 million, a 25 percent increase over 1999 operating income of $128.5 million. Operating margins increased to 23.8 percent in 2000 from 22.1 percent in 1999. These results were driven by continuing solid growth in traditional Travelers Express money order and official check operations and by the leveraging of existing infrastructure, as Payment Services experienced double-digit growth in the number of financial locations and in the number of locations that sell or provide both money orders and money transfer services. MoneyGram experienced strong transaction volume growth in Latin America, International and Express Payment, offset by continued weakness in the U.S.-to-Mexico corridor. Average investable balances of money order and official check operations for 2000 were $3.8 billion, up 23 percent from 1999 levels, resulting in higher investment income.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $1.0 billion in 2000, an increase of 11 percent from 1999 revenues of $932.8 million. Operating income was $81.6 million, a decrease of 18 percent from 1999 operating income of $99.9 million. Operating margins decreased to 7.9 percent in 2000 from 10.7 percent in 1999. The 2000 fourth quarter and full year revenues for the segment were impacted by approximately $15 million resulting from the loss of the Key3Media tradeshows. Continued higher labor and certain show production costs, combined with failure to move aggressively in eliminating and controlling overhead and other costs during the latter part of the year, also contributed to lower margins for the segment. The loss of the Key3Media tradeshows will impact full year 2001 revenues by approximately $40 million. Pressure on operating margins will continue in 2001, pending the implementation and full realization of overhead and other cost reduction efforts.

      Travel and Recreation Services. Revenues of the ongoing travel and recreation businesses, described in Note R of Notes to Consolidated Financial Statements, decreased $6.5 million, or 8 percent, to $72.5 million in 2000. The revenue decrease resulted primarily from an overall decrease in traffic from U.S., Canadian and Japanese tourists and the discontinuance of a lower margin package tour business. Operating income for the travel and recreation businesses was $19.1 million, an increase of $2.8 million, or 17 percent, over that of 1999, primarily due to higher margin business, cost reduction efforts, and the full year results of an acquisition made in late 1999.

      Corporate Activities. The $9.6 million decrease in corporate activities expense from 1999 to 2000 is due primarily to $6.8 million (full year) lower expense provisions associated with Viad’s incentive plans because aggressive financial goals and targets linked to stock price appreciation were not achieved. Corporate cost reduction efforts also contributed to the decline.

      Other Investment Income. Other investment income of $13.1 million and $14.5 million in 2000 and 1999, respectively, was generated from the investment of a portion of the cash proceeds from the July 1999 sale of Dobbs. The decline in interest income is due primarily to the use of investment proceeds for the purchase of treasury shares.

      Interest Expense. Interest expense decreased to $25.3 million in 2000 from $26.9 million in 1999, primarily as a result of lower average debt levels during 2000, offset partially by higher weighted average interest rates.

      Income Taxes. Excluding the effect of nonrecurring income, the 2000 effective tax rate was 16.0 percent, down from 20.5 percent in 1999. The actual tax rate for 2000 is lower than in previous years due to higher tax-exempt investment income in proportion to total pre-tax income. This resulted from growth in investments in tax-exempt securities from the Payment Services businesses along with lower operating income from the Convention and Event Services businesses.

  1999 vs. 1998:

      Revenues were $1.6 billion in both 1999 and 1998. On a fully taxable equivalent basis, and excluding the effects of sold businesses, revenues of ongoing operations were $1.6 billion, up 18 percent from $1.4 billion in 1998.

      Including the nonrecurring income described in Note C of Notes to Consolidated Financial Statements, income from continuing operations for 1999 was $128.6 million, or $1.32 per share, compared with income from continuing operations of $97.3 million, or $0.98 per share in 1998. Income from continuing operations before nonrecurring income was $122.4 million, or $1.26 per share, compared with income from continuing operations before nonrecurring income of $84.6 million, or $0.85 per share, in 1998.

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

      Net income for 1999 was $347.5 million, or $3.59 per share, including income from discontinued operations of $219.0 million, or $2.27 per share. Income from discontinued operations in 1999 included the gain on the sale of Dobbs of $213.4 million, or $2.21 per share. Net income for 1998 was $150.6 million, or $1.52 per share, including income from discontinued operations of $53.3 million, or $0.54 per share. Income from discontinued operations in 1998 included the gain on sale of Aircraft Services International Group of $13.2 million, or $0.13 per share.

      There were two million fewer average outstanding and potentially dilutive common shares in 1999 than in 1998, due primarily to the stock repurchase programs described in “Liquidity and Capital Resources.” In addition, a lower Viad stock price during 1999 contributed to fewer additional dilutive shares related to unexercised stock options.

      Payment Services. Revenues of the Payment Services segment on the fully taxable equivalent basis were $581.5 million in 1999, a 35 percent increase over 1998 segment revenues of $431.2 million. On the same basis, operating income increased $41.3 million, or 47 percent, and operating margins increased to 22.1 percent in 1999 from 20.2 percent in 1998. These results were driven by continuing strong growth in traditional Travelers Express money order and official check operations and by the inclusion of MoneyGram (acquired as of June 1998) for the full year of 1999. Excluding the results of MoneyGram from both periods, revenues on the fully taxable equivalent basis increased 21 percent. Average investable balances of money order and official check operations were $3.1 billion, up 34 percent from 1998 levels, resulting in higher investment income. In addition, expenses for Year 2000 compliance projects were lower in 1999 than in 1998.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $932.8 million in 1999, an increase of 10 percent from 1998 revenues of $849.2 million. Operating income for the segment also increased 14 percent to $99.9 million in 1999 from $87.4 million in 1998. Operating margins improved slightly to 10.7 percent in 1999 from 10.3 percent in 1998. The segment’s 1999 fourth quarter and full year results were impacted by cancellation or cutbacks of certain millennium events and by increased investment in new products and exhibitor services programs and spending on productivity and quality initiatives.

      Travel and Recreation Services. Revenues of the ongoing travel and recreation businesses increased $8.9 million, or 13 percent, to $79.0 million in 1999. Operating income was $16.4 million, an increase of $3.0 million, or 22 percent, over that of 1998. These results were due primarily to increased package and snowcoach tour business.

      Corporate Activities. These expenses decreased $4.8 million from 1998 to 1999, primarily due to cost reduction efforts.

      Other Investment Income. Other investment income of $14.5 million in 1999 was generated from the investment of a portion of the cash proceeds from the July 1999 sale of Dobbs.

      Interest Expense. Interest expense decreased to $26.9 million in 1999 from $27.2 million in 1998. The decrease in interest expense was due primarily to the repayment of short-term borrowings with a portion of the cash proceeds from the sale of Dobbs and the repayment of debt and termination of related interest rate swap agreements with proceeds from sales of other noncore assets and businesses in 1998 and 1999. These items more than offset the increased interest expense from new borrowings for the June 1998 acquisition of MoneyGram and Viad’s stock repurchase programs.

      Income Taxes. Excluding the effect of nonrecurring income, the 1999 effective tax rate was 20.5 percent, up from 19.4 percent in 1998. The relatively low effective tax rate is primarily attributable to tax-exempt investment income from Viad’s Payment Services businesses.

Liquidity and Capital Resources:

      Viad’s total debt at December 31, 2000 was $447.1 million compared with $389.3 million at December 31, 1999. The debt-to-capital ratio at December 31, 2000, was 0.37 to 1, compared to 0.35 to 1 at December 31, 1999. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity. The increase in the debt-to-capital ratio was due primarily to the increased debt levels at December 31, 2000 and the reduction in equity due to the purchase of treasury shares, partially offset by the unrealized holding gains arising during 2000 on securities classified as available for sale.

      In July 1999, Viad received approximately $780 million in cash proceeds from the sale of Dobbs. During 1999, a portion of the proceeds was used to pay estimated taxes on the gain on sale of Dobbs, to repay short-term borrowings, to purchase treasury shares and to repay a portion of the commercial paper issued to a Payment Services subsidiary. In December 1999 and in July 2000, Viad made capital contributions of approximately $50 million in each period to a Payment Services subsidiary. During 2000, a portion of the Dobbs proceeds was used to fund acquisitions, to purchase treasury shares, and to repay the remaining balance of Viad’s commercial paper issued to the Payment Services subsidiary. The repayment of commercial paper and the capital contributions have been invested by the Payment Services subsidiary in debt securities that are included in the Consolidated Balance Sheets under the caption “Investments restricted for payment service obligations.” At December 31, 2000, the $83.6 million remaining balance of the Dobbs’ sale proceeds is invested in debt securities, classified in the Consolidated Balance Sheets as “Short-term investments” and “Investments in securities.”

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

      Viad has continued its stock repurchase program begun in July 1998 for the purpose of replacing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. During 1999, Viad announced programs to repurchase up to $200 million of its common stock. In October 2000, Viad announced its intent to repurchase an additional $50 million of its common stock. Under these plans, 6,231,300 and 6,720,600 shares were repurchased in 2000 and 1999 for $147.2 million and $204.1 million, respectively. Net proceeds from the exercise of stock options, including tax benefits on stock option exercises, totaled $20.1 million and $29.4 million in 2000 and 1999, respectively, at an average price of $23.62 and $30.36 for 2000 and 1999, respectively. In January 2001, Viad announced its intent to repurchase an additional 2 million to 3 million shares of its common stock.

      With respect to working capital, in order to minimize the effects of borrowing costs on earnings, Viad strives to maintain current assets at the lowest practicable levels while at the same time taking advantage of the payment terms offered by trade creditors and obtaining advance deposits from customers for certain projects and services. However, working capital requirements may fluctuate significantly from seasonal factors as well as changes in levels of receivables and inventories caused by numerous business factors.

      Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit). Short-term borrowings are supported by a $300 million long-term revolving bank credit agreement. No borrowings were outstanding under the bank credit agreement at December 31, 2000 or 1999.

      In August 2000, Viad terminated its agreement to sell trade accounts receivable. The receivables sold totaled $60 million and $27.4 million at December 31, 1999 and 1998, respectively. The termination of the program resulted in an increase in both accounts receivable and debt.

      Capital spending has been reduced by obtaining, where appropriate, equipment and other property under operating leases. Cash flows from operations, trade accounts receivable sales and proceeds from the sales of noncore businesses and assets during the past three years have generally been sufficient to fund capital expenditures, acquire businesses and pay cash dividends to stockholders. Viad expects operating cash flows and short-term borrowings to be sufficient to finance its ongoing business. Should financing requirements exceed such sources of funds, Viad believes it has adequate external financing sources available, including Viad’s $300 million long-term revolving bank credit, to cover any shortfall.

      EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA, defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization and nonrecurring items and including the fully taxable equivalent adjustment, increased 12 percent to $331 million in 2000, while EBITDA in 1999 increased 29 percent to $296 million.

      Viad’s Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, the securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.” Before consolidating eliminations, this caption for 1999 also included investment-grade commercial paper issued by Viad that was supported along with the rest of Viad’s outstanding commercial paper by a credit commitment under a long-term revolving bank credit agreement. The balance of the commercial paper held by the Payment Services subsidiary was repaid by Viad in 2000. In addition, certain other assets of Payment Services subsidiaries are available for the payment service obligations as described further in Note F of Notes to Consolidated Financial Statements. Although the Payment Services investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of the investments reduces this risk substantially. Approximately 97 percent of the investments at December 31, 2000 have a rating of A- or higher or are collateralized by federal agency securities. Fluctuations in the balances of Payment Service assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of the collections of agents’ receivables, and the timing of the presentment of such instruments.

      A Viad Payment Services subsidiary has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents in an amount not to exceed $450 million. The agreement expires in June 2003. The receivables are sold in order to accelerate payment services’ cash flow for investments in permissible securities. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $745 million available to assist in the management of its investments and the clearing of payment service obligations. No borrowings were outstanding under these facilities at December 31, 2000 or 1999. Effective January 1, 2001, Viad’s Payment Services subsidiaries will transfer approximately $260 million from securities classified as held to maturity to securities classified as available for sale as permitted in conjunction with the initial application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      Viad sold treasury stock in 1992 to Viad’s Employee Equity Trust (the “Trust”) to fund certain existing employee compensation and benefit plans over the scheduled 15-year term of the Trust. For financial reporting purposes, the Trust is consolidated with Viad. The fair market value of the shares held by the Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. At December 31, 2000, a total of 3,399,343 shares remained in the Trust and were available to fund future benefit obligations.

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

      Viad utilizes forward contracts to hedge its exposure to fluctuations in foreign exchange rates on receivables and payables denominated in foreign currencies. Forward contracts relating to wire transfer transactions generally have maturities less than thirty days, and forward contracts relating to other receivables or payables generally have maturities less than ninety days. The forward contracts are recorded on the Consolidated Balance Sheets, and the effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      A portion of Viad’s Payment Services business involves the payment of commissions to selling agents of its official check program. A Viad Payment Services subsidiary has also entered into agreements to sell receivables from its bill payment and money order agents. As discussed in Note P of Notes to Consolidated Financial Statements, the commissions and net proceeds from the agents’ receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through the purchase of swap agreements which convert the variable rate payments to fixed rates. The fair value of such swap agreements, while not currently recorded on Viad’s Consolidated Balance Sheets, generally increases when the market value of fixed rate debt investments declines and vice versa.

      Viad is also exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

      Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the increase in pre-tax income would be approximately $2.3 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in a decrease in pre-tax income of approximately $1.9 million.

      The fair value of securities classified as available for sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale of approximately $98.2 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $59.9 million), an estimated off-balance-sheet increase in the fair value of Viad’s swap agreements of approximately $61.9 million and an estimated off-balance-sheet decrease in the fair value of Viad’s fixed-rate debt of approximately $2.5 million at December 31, 2000. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale of approximately $95.1 million (along with an after-tax increase in accumulated other comprehensive income of approximately $58.0 million), an estimated off-balance-sheet decrease in the fair value of Viad’s swap agreements of approximately $61.9 million and an estimated off-balance-sheet increase in the fair value of Viad’s fixed-rate debt of approximately $2.6 million at December 31, 2000.

      Upon the adoption of SFAS No. 133 on January 1, 2001, Viad will record a liability of $9.7 million (representing the fair value of Viad’s swap agreements), a corresponding deferred tax asset of $3.8 million, and a transition adjustment of $5.9 million in other comprehensive income.

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

      Refer to Index to Financial Statements on page 20 for required information.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding Directors of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 8, 2001, and is incorporated herein by reference. Information regarding executive officers of Registrant is located at page 5 of this Report.

Item 11.  Executive Compensation

      Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 8, 2001, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 8, 2001, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this report.

2.	None.

3.	The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b)	Reports on Form 8-K filed since Third Quarter 2000

None.

(c)	Exhibits

See Exhibit Index.

(d)	Financial Statement Schedules

None.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 15th day of February, 2001.

VIAD CORP

By:	/s/ ROBERT H. BOHANNON

Robert H. Bohannon
Chairman of the Board,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

By:	/s/ ROBERT H. BOHANNON

Robert H. Bohannon
Director; Chairman of the Board,
President and Chief Executive Officer

Date: February 15, 2001

Principal Financial Officer

By:	/s/ KIMBRA A. FRACALOSSI

Kimbra A. Fracalossi
Chief Financial Officer
and Treasurer

Date: February 15, 2001

Principal Accounting Officer

By:	/s/ CATHERINE L. STEVENSON

Catherine L. Stevenson
Vice President — Controller

Date: February 15, 2001

Directors

Jess Hay
Judith K. Hofer
Jack F. Reichert
Linda Johnson Rice
Douglas L. Rock
John C. Tolleson
Timothy R. Wallace

By:	/s/ CATHERINE L. STEVENSON

Attorney-in-Fact

Date: February 15, 2001

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(000 omitted, except
	share data)

Assets

Current assets:

Cash and cash equivalents	$42,298	$33,106

Short-term investments	42,538	95,545

Receivables	105,792	43,276

Inventories	83,272	73,687

Deferred income taxes	40,050	36,990

Other current assets	42,511	36,664

	356,461	319,268

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations, after eliminating $50,000 invested in Viad commercial paper in 1999	1,194,545	602,893

Total current assets	1,551,006	922,161

Investments in securities	41,018	173,359

Investments restricted for payment service obligations	3,630,615	2,936,171

Property and equipment	290,016	313,623

Other investments and assets	102,967	121,159

Deferred income taxes	46,596	115,058

Intangibles	638,013	632,024

	$6,300,231	$5,213,555

Liabilities and Stockholders’ Equity

Current liabilities:

Short-term bank loans	$2,666	$13,855

Accounts payable	81,146	78,710

Other current liabilities	180,738	206,912

Current portion of long-term debt	67,134	32,814

	331,684	332,291

Payment service obligations	4,607,296	3,587,834

Total current liabilities	4,938,980	3,920,125

Long-term debt	377,306	342,603

Pension and other postretirement benefits	74,280	71,402

Other deferred items and insurance liabilities	135,588	158,190
Commitments and contingent liabilities (Notes O, P and Q)

Minority interests	4,263	5,950

$4.75 Redeemable preferred stock	6,658	6,640

Common stock and other equity:

Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610

Additional capital	245,634	289,798

Retained income	755,041	643,352

Unearned employee benefits and other	(94,804)	(129,818)

Accumulated other comprehensive income:

Unrealized gain (loss) on securities classified as available for sale	656	(70,021)

Cumulative translation adjustments	(8,612)	(4,935)

Minimum pension liability adjustment	(1,795)	(1,674)

Common stock in treasury, at cost, 10,676,444 and 5,497,132 shares	(282,574)	(167,667)

Total common stock and other equity	763,156	708,645

	$6,300,231	$5,213,555

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2000	1999	1998

	(000 omitted, except per share data)

Revenues	$1,726,808	$1,581,169	$1,612,759

Costs and expenses:

Costs of sales and services	1,532,053	1,393,383	1,454,152

Corporate activities	9,783	19,369	24,207

Other investment income	(13,115)	(14,468)

Interest expense	25,303	26,888	27,212

Nonrecurring income	(2,091)	(9,676)	(22,842)

Minority interests	1,717	2,078	2,165

	1,553,650	1,417,574	1,484,894

Income before income taxes	173,158	163,595	127,865

Income taxes	28,666	35,036	30,521

Income from continuing operations	144,492	128,559	97,344

Income from discontinued operations		218,954	53,296

Net income	$144,492	$347,513	$150,640

Diluted income per common share

Continuing operations	$1.58	$1.32	$0.98

Discontinued operations		2.27	0.54

Diluted net income per common share	$1.58	$3.59	$1.52

Average outstanding and potentially dilutive common shares	90,925	96,396	98,367

Basic income per common share

Continuing operations	$1.61	$1.37	$1.02

Discontinued operations		2.35	0.56

Basic net income per common share	$1.61	$3.72	$1.58

Average outstanding common shares	88,802	93,007	94,382

Dividends declared per common share	$0.36	$0.35	$0.32

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2000	1999	1998

	(000 omitted)

Net income	$144,492	$347,513	$150,640

Other comprehensive income:

Unrealized gains (losses) on securities classified as available for sale:

Holding gains (losses) arising during the period, net of tax provision (benefit) of $47,797, $(53,748) and $7,694	74,759	(84,068)	12,035

Reclassification adjustment for net realized gains included in net income, net of tax provision of $2,610, $2,675 and $4,749	(4,082)	(4,184)	(7,429)

	70,677	(88,252)	4,606

Unrealized foreign currency translation adjustments:

Holding (losses) gains arising during the period	(3,677)	1,066	(4,038)

Reclassification adjustment for sales of investments in foreign entities included in net income		1,008	51

	(3,677)	2,074	(3,987)

Minimum pension liability adjustment, net of tax benefit of $(65), $(389) and $(205)	(121)	(721)	(381)

Other comprehensive income (loss)	66,879	(86,899)	238

Comprehensive income	$211,371	$260,614	$150,878

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(000 omitted)

Cash flows provided (used) by operating activities

Net income	$144,492	$347,513	$150,640

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	68,600	62,979	57,643

Deferred income taxes	12,705	2,700	1,563

Income from discontinued operations		(218,954)	(53,296)

Gains on dispositions of businesses, property and other assets	(17,619)	(7,659)	(52,375)

Other noncash items, net	8,864	7,820	12,653

Change in operating assets and liabilities:

Receivables and inventories	(64,900)	48,980	(31,113)

Payment service assets and obligations, net	413,765	556,340	780,824

Accounts payable and accrued compensation	(23,655)	(52,254)	23,771

Other assets and liabilities, net	(28,359)	(48,486)	(31,872)

Net cash provided by operating activities	513,893	698,979	858,438

Cash flows provided (used) by investing activities

Capital expenditures	(45,206)	(62,010)	(54,832)

Acquisitions of businesses, net of cash acquired	(28,868)	(29,521)	(343,771)

Proceeds from dispositions of businesses, property and other assets	44,276	57,215	109,319

Proceeds from sales and maturities of securities classified as available for sale	1,530,519	1,403,277	839,128

Proceeds from maturities of securities classified as held to maturity	60,280	111,204	103,231

Purchases of securities classified as available for sale	(1,371,135)	(2,100,239)	(1,602,002)

Purchases of securities classified as held to maturity	(594,405)	(349,362)	(96,309)

Cash provided by discontinued operations	10,585	650,748	124,839

Net cash used by investing activities	(393,954)	(318,688)	(920,397)

Cash flows provided (used) by financing activities

Proceeds from long-term borrowings			3,926

Payments on long-term borrowings	(32,751)	(3,709)	(32,639)

Net change in short-term borrowings	90,314	(142,145)	150,000

Cash payments on interest rate swap agreements related to debt			(17,122)

Dividends on common and preferred stock	(33,092)	(33,713)	(31,480)

Exercise of stock options	11,945	20,887	10,710

Common stock purchased for treasury	(147,163)	(204,059)	(22,979)

Net cash (used) provided by financing activities	(110,747)	(362,739)	60,416

Net increase (decrease) in cash and cash equivalents	9,192	17,552	(1,543)

Cash and cash equivalents, beginning of year	33,106	15,554	17,097

Cash and cash equivalents, end of year	$42,298	$33,106	$15,554

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total

	(000 omitted)

Balance, December 31, 1997	$149,610	$291,414	$209,699	$(121,968)	$10,031	$(9,625)	$529,161

Net income			150,640				150,640

Dividends on common and preferred stock			(31,480)				(31,480)

Employee benefit plans		(15,422)		11,317		24,027	19,922

Employee Equity Trust adjustment to market value		51,892		(51,892)			—

Treasury shares acquired						(22,979)	(22,979)

Unrealized translation loss					(3,987)		(3,987)

Unrealized gain on securities classified as available for sale					4,606		4,606

Minimum pension liability adjustment					(381)		(381)

Other, net		(18)	399			(2)	379

Balance, December 31, 1998	149,610	327,866	329,258	(162,543)	10,269	(8,579)	645,881

Net income			347,513				347,513

Dividends on common and preferred stock			(33,713)				(33,713)

Employee benefit plans		(26,809)		21,487		44,950	39,628

Employee Equity Trust adjustment to market value		(11,238)		11,238			—

Treasury shares acquired						(204,059)	(204,059)

Unrealized translation gain					2,074		2,074

Unrealized loss on securities classified as available for sale					(88,252)		(88,252)

Minimum pension liability adjustment					(721)		(721)

Other, net		(21)	294			21	294

Balance, December 31, 1999	149,610	289,798	643,352	(129,818)	(76,630)	(167,667)	708,645

Net income			144,492				144,492

Dividends on common and preferred stock			(33,092)				(33,092)

Employee benefit plans		(27,200)		18,051		32,255	23,106

Employee Equity Trust adjustment to market value		(16,963)		16,963			—

Treasury shares acquired						(147,163)	(147,163)

Unrealized translation loss					(3,677)		(3,677)

Unrealized gain on securities classified as available for sale					70,677		70,677

Minimum pension liability adjustment					(121)		(121)

Other, net		(1)	289			1	289

Balance, December 31, 2000	$149,610	$245,634	$755,041	$(94,804)	$(9,751)	$(282,574)	$763,156

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 1999 and 1998

A.  Significant Accounting Policies

      Principles of Consolidation. The Consolidated Financial Statements of Viad Corp (“Viad”) include the accounts of Viad and all of its subsidiaries.

      The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported results of operations during the period. Actual results could differ from those estimates.

      All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

      Described below are those accounting policies significant to Viad, including those selected from acceptable alternatives.

      Cash and Cash Equivalents. Viad considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash equivalents are classified as “Short-term investments.” See Note E.

      Investments in Securities. A portion of the proceeds from the sale of Dobbs International Services, Inc. in July 1999 has been invested in securities. These securities are included in the Consolidated Balance Sheets under the caption, “Investments in securities” with the current portion and investments with original maturities of three months or less included under the caption, “Short-term investments.” In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Viad classifies these investments as available for sale. See Note E.

      Assets Restricted for Payment Service Obligations. Viad’s Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, the securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.”

      In accordance with SFAS No. 115, Viad classifies these investment securities restricted for payment service obligations as either available for sale or held to maturity. See Note F.

      Inventories. Inventories, which consist primarily of exhibit materials and supplies used in providing services, are stated at the lower of cost (first-in, first-out and specific identification methods) or market.

      Long-Lived Assets. Viad reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and any impairment write-downs pursuant to SFAS No. 121. Property and equipment are depreciated principally on the straight-line basis over the estimated useful lives of the assets: buildings, 15 to 40 years; equipment, 3 to 10 years; and leasehold improvements, over the shorter of the lease term or useful life.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangibles. Intangibles, including goodwill, are carried at cost less accumulated amortization and any impairment write-downs pursuant to SFAS No. 121. Intangibles are amortized on the straight-line method over the estimated lives or periods of expected benefit, but not in excess of 40 years.

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

      Derivative Financial Instruments. Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes. Amounts receivable or payable under swap agreements used to hedge exposure of interest rate changes on variable rate commission payments and net proceeds from agents’ receivables sales are accrued and recognized as an adjustment to the expense of the related transaction. Forward contracts used to hedge assets and liabilities denominated in foreign currencies are recorded on the Consolidated Balance Sheets. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Viad will adopt SFAS No. 133 and its related amendments and interpretations effective January 1, 2001. SFAS No. 133 requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of SFAS No. 133 will not have a material effect on Viad’s consolidated results of operations or cash flows. However, as discussed in Notes F and P, the fair value of swap agreements is not currently recorded on the Consolidated Balance Sheets. Upon the adoption of SFAS No. 133 on January 1, 2001, Viad will record a liability of $9,721,000 (representing the fair value of Viad’s swap agreements), a corresponding deferred tax asset of $3,791,000, and a transition adjustment of $5,930,000 in other comprehensive income. Viad has also elected to transfer securities classified as held to maturity to securities classified as available for sale as permitted in conjunction with the initial application of SFAS No. 133.

      Revenue Recognition. Revenue is recognized when services are performed or products are delivered. Convention service revenue is recognized upon completion of the tradeshow or event. Revenue on certain long-term exhibit contracts is recognized on the percentage of completion method. Revenues include investment earnings on assets restricted for payment service obligations.

      Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.

      Net Income Per Common Share. Employee Stock Ownership Plan (“ESOP”) shares are treated as outstanding for net income per share calculations. Shares held by the Employee Equity Trust (the “Trust”) are not considered outstanding for net income per share calculations until the shares are released from the Trust.

      Reclassifications. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B.  Acquisitions of Businesses

      During 2000, Viad purchased a small Convention and Event Services company, and during 1999, Viad purchased several small Convention and Event Services companies. Also during 1999, Viad purchased a 71 percent interest in a small Travel and Recreation Services company; the remaining minority interest was acquired in 2000.

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

      Net cash paid, the estimated fair value of assets acquired and debt and other liabilities assumed for the years ended December 31 were as follows:

	2000	1999	1998

	(000 omitted)

Assets acquired:

Property and equipment	$791	$8,533	$17,509

Intangibles, primarily goodwill	30,245	25,213	371,707

Other assets	12,402	6,838	41,723

Debt and other liabilities assumed	(14,570)	(11,063)	(87,168)

Net cash paid	$28,868	$29,521	$343,771

C.  Nonrecurring Income

      In July 2000, Viad sold its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. Viad recorded a gain of $10,256,000 ($5,655,000 after-tax) on the sale, after deducting costs of sale and related expense provisions. Also in the third quarter of 2000, Viad recorded a charge of $8,165,000 ($4,778,000 after-tax) taken to streamline and consolidate certain operations in Viad’s Convention and Event Services segment. In addition to costs related to reductions in headcount, the charge included the write-down of certain fixed assets and facility closure costs.

      In the second quarter of 1998, Viad’s Payment Services subsidiary, Travelers Express Company, Inc. (“Travelers Express”), petitioned the Federal District Court to set aside a settlement term sheet under a patent infringement litigation initiated by Travelers Express against Integrated Payment Systems (“IPS”), a subsidiary of First Data Corporation, because of the parties’ failure to agree on final settlement terms. At that time, Travelers Express recorded a provision totaling $10,642,000 ($6,917,000 after-tax) and tendered back to IPS amounts which IPS had paid to Travelers Express pursuant to the term sheet. In December 1999, the Court reinstated the settlement and ordered IPS to pay back to Travelers Express the amounts paid in 1998 and to resume scheduled payments as provided by the term sheet. Accordingly, after deducting legal and other costs, Travelers Express recorded a gain of $8,176,000 ($5,314,000 after-tax) in the fourth quarter of 1999.

      In 1999, Viad adopted the equity method of accounting for its approximately 10% investment in the Arizona Diamondbacks (“Diamondbacks”) baseball franchise limited partnership. Noncash charges totaling

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8,252,000 ($5,268,000 after-tax) were recorded in 1999 representing Viad’s pro-rata share of the Diamondbacks cumulative losses. On December 31, 1999, Viad contributed a portion of its investment in the Diamondbacks limited partnership to the Viad Corp Medical Plan Trust to fund certain postretirement benefits. The contribution, which was recorded at fair value, resulted in a gain of $2,377,000 ($1,483,000 after-tax). Viad’s remaining ownership interest is accounted for under the cost method.

      In February 2000, Viad settled certain litigation in existence at the end of 1999 and recorded a provision in 1999 totaling $9,950,000 ($6,209,000 after-tax) including legal and other costs.

      In January 1999, Viad sold the contract foodservice operations of Restaura, Inc. The public service division units of Restaura were sold in March 1999. After providing for costs of sale and related expense provisions, the net gain was not material.

      Viad completed the sale of its duty-free and shipboard concessions business, Greyhound Leisure Services, Inc. (“GLSI”) in September 1998. The gain on sale recorded in 1998, after deducting costs of sale and related expense provisions, was $26,684,000 ($15,650,000 after-tax). Upon Viad’s collection of a subordinated note receivable and resolution of contingencies related to the sale of GLSI, an additional gain of $17,325,000 ($10,811,000 after-tax) was recorded in 1999.

      In the fourth quarter of 1998, Viad obtained release of all guarantees and bonding relating to its former United Kingdom travel and tour subsidiaries, Crystal Holidays and Jetsave, which had been sold in October 1997. The gain on sale recognized in 1998, after deducting costs of sale and related expense provisions, was $6,800,000 ($4,004,000 after-tax).

      Results of operations up to dates of sale of these sold businesses (not classified as discontinued operations) are included in Viad’s “Sold businesses” category. See Note R. In connection with the sales, Viad has retained and provided for certain environmental, insurance and other liabilities.

D.  Discontinued Operations

      In July 1999, Viad sold Dobbs International Services, Inc. and in April 1998, Viad sold its Aircraft Services International Group. In connection with the sales, Viad has retained and provided for certain environmental and other liabilities.

      Revenues applicable to the discontinued operations totaled $438,179,000 in 1999 and $922,632,000 in 1998. The caption “Income from discontinued operations” in the Consolidated Statements of Income for the years ended December 31 includes the following:

	1999	1998

	(000 omitted)

Income from operations, net of tax provision of $11,950 and $28,573(1)	$16,678	$40,095

Gains on sales of businesses, net of tax provision of $99,160 and $7,954	213,437	13,201

Provision related to previously discontinued businesses, net of tax provision of $6,111(2)	(11,161)

Income from discontinued operations	$218,954	$53,296

(1)	Interest expense not directly attributable to other Viad operations of $2,593,000 in 1999 and $6,862,000 in 1998 was allocated to the airline catering and services segment based on the amount of intercompany interest that had historically been charged by Viad on interest-bearing advances based on the prime lending rate.

(2)	Represents additional provisions for self insurance, environmental and other liabilities arising from previously discontinued businesses.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.  Investments in Securities

      Securities that are being held for an indefinite period of time pending Viad’s use to fund strategic acquisitions or purchase treasury shares are included in the Consolidated Balance Sheets under the caption, “Investments in securities” with the current portion and investments with original maturities of three months or less included under the caption, “Short-term investments.” Such investments are classified as available for sale and are carried at fair market value in accordance with SFAS No. 115. The net unrealized holding gain of $139,000 (net of a deferred tax liability of $88,000) at December 31, 2000 and the net unrealized holding loss of $1,979,000 (net of a deferred tax asset of $1,265,000) at December 31, 1999, are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Income arising from these investments is included in the Consolidated Statements of Income under the caption, “Other investment income.”

      A summary of securities classified as available for sale at December 31, 2000 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

Corporate debt securities	$42,538	$—	$—	$42,538

Mortgage-backed and other asset-backed securities	40,791	227		41,018

Securities classified as available for sale	$83,329	$227	$—	$83,556

      A summary of securities classified as available for sale at December 31, 1999 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

Corporate debt securities	$95,543	$2	$—	$95,545

Mortgage-backed and other asset-backed securities	176,605		3,246	173,359

Securities classified as available for sale	$272,148	$2	$3,246	$268,904

      All corporate debt securities will mature in 2001. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

      Gross gains and losses are based on the specific identification method of determining cost. No gains or losses were realized during 2000. Gross losses of $34,000 were realized during 1999.

F.  Assets Restricted for Payment Service Obligations

      Viad’s Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, the securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted for payment service obligations.” Before consolidating eliminations, this caption also included investment-grade commercial paper issued by Viad that was supported along with the rest of Viad’s outstanding commercial paper by a credit commitment under a long-term revolving bank credit agreement. A portion of the commercial paper held by the Payment Services subsidiary was repaid by Viad in 1999, and the remaining balance was repaid in 2000. In December 1999 and in July 2000, Viad made capital contributions of approximately $50,000,000 in each period to a Payment Services subsidiary. The proceeds were invested by the subsidiary in debt securities that are included in the caption, “Investments restricted for payment service obligations.” In addition, certain other assets are available if necessary to meet such payment service obligations.

      Viad regularly monitors credit and market risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. Although the Payment Services investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of its investments reduces this risk substantially (approximately 97% of the investments at December 31, 2000, have rating of A- or higher or are collateralized by federal agency securities).

      As described in Note P, a Payment Services subsidiary uses swap agreements to hedge a substantial portion of the variable rate commission payments to its selling agents and the net proceeds of selling receivables from its bill payment and money order agents. The fair value of such swap agreements, while not currently recorded on Viad’s Consolidated Balance Sheets, generally increases when market values of fixed rate, long-term debt investments decline and vice versa. Upon the adoption of SFAS No. 133 on January 1, 2001, Viad will record a liability of $9,721,000 (representing the fair value of Viad’s swap agreements), a corresponding deferred tax asset of $3,791,000, and a transition adjustment of $5,930,000 in other comprehensive income.

      Under normal circumstances, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service items as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $745,000,000 available to assist in the management of investments and the clearing of payment service obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. No amounts were outstanding under these arrangements at December 31, 2000 or 1999.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented as additional information below is a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related off-balance-sheet swap agreements at December 31:

	2000	1999

	(000 omitted)

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations, including $50,000 invested in Viad commercial paper in 1999	$1,194,545	$652,893

Investments restricted for payment service obligations(1)	3,630,615	2,936,171

Other assets available for payment service obligations	24,781	3,009

Payment service obligations	(4,607,296)	(3,587,834)

Fair value of off-balance-sheet swap agreements(2)	(9,721)	56,708

Total	$232,924	$60,947

(1)	As noted below, securities classified as available for sale are carried at fair market value, and securities classified as held to maturity are carried at amortized cost.

(2)	The fair value represents the estimated amount that Viad would (pay to) receive from counterparties to terminate the swap agreements at December 31. As described above, upon the adoption of SFAS No. 133 on January 1, 2001, Viad will record a liability of $9,721,000, representing the fair value of Viad’s swap agreements.

      Payment Services securities classified in accordance with SFAS No. 115 are presented below.

      Securities Classified as Available for Sale. Securities that are being held for indefinite periods of time, including those securities which may be sold to assist in the clearing of payment service obligations or in the management of investments, are classified as securities available for sale and are carried at fair value. The net unrealized holding gain of $517,000 (net of a deferred tax liability of $331,000) at December 31, 2000 and the net unrealized holding loss of $68,042,000 (net of a deferred tax asset of $43,502,000) at December 31, 1999 are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” The unrealized gain during 2000 was due principally to decreases in longer-term market interest rates while the unrealized loss during 1999 was due principally to increases in market interest rates.

      A summary of securities classified as available for sale at December 31, 2000 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$29,761	$—	$716	$29,045

Obligations of states and political subdivisions	959,313	9,670	2,028	966,955

Corporate debt securities	60,352	1,347	204	61,495

Mortgage-backed and other asset-backed securities	1,119,025	10,300	7,126	1,122,199

Debt securities issued by foreign governments	6,976		69	6,907

Preferred stock	134,218	203	10,529	123,892

Securities classified as available for sale	$2,309,645	$21,520	$20,672	$2,310,493

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of securities classified as available for sale at December 31, 1999 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$29,750	$—	$3,126	$26,624

Obligations of states and political subdivisions	1,212,141	1,419	61,546	1,152,014

Corporate debt securities	19,969		874	19,095

Mortgage-backed and other asset-backed securities	904,086	927	43,575	861,438

Debt securities issued by foreign governments	6,973		265	6,708

Preferred stock	105,874	53	4,556	101,371

Securities classified as available for sale	$2,278,793	$2,399	$113,942	$2,167,250

      Gross gains and losses from sales of securities are based on the specific identification method of determining cost. Gross gains of $6,738,000, $6,972,000 and $12,205,000 were realized during 2000, 1999, and 1998, respectively. Gross losses of $46,000, $79,000 and $27,000 were realized during 2000, 1999, and 1998 respectively.

      Securities Classified as Held to Maturity. Securities classified as held to maturity consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost. A summary of securities classified as held to maturity at December 31, 2000 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$37,975	$79	$280	$37,774

Obligations of states and political subdivisions	659,051	23,647	84	682,614

Corporate debt securities	8,317	42	10	8,349

Mortgage-backed and other asset-backed securities	614,390	9,747	1,004	623,133

Debt securities issued by foreign governments	5,492	169		5,661

Securities classified as held to maturity	$1,325,225	$33,684	$1,378	$1,357,531

      Effective January 1, 2001, Viad has elected to transfer $260,026,000 in book value of securities classified as held to maturity to securities classified as available for sale as permitted in conjunction with the initial application of SFAS No. 133 without calling into question management’s intent or ability to hold other securities as held to maturity. The transfer will be reflected as an increase in the carrying value of the investments of $6,184,000, with a corresponding deferred tax liability of $2,412,000 and a transition adjustment of $3,772,000 in other comprehensive income.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of securities classified as held to maturity at December 31, 1999 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$27,035	$1	$886	$26,150

Obligations of states and political subdivisions	457,741	2,648	11,232	449,157

Corporate debt securities	16,397		368	16,029

Mortgage-backed and other asset-backed securities	279,894	397	6,899	273,392

Debt securities issued by foreign governments	7,001		61	6,940

Securities classified as held to maturity	$788,068	$3,046	$19,446	$771,668

      Scheduled Maturities. Scheduled maturities of securities at December 31, 2000 are presented below:

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(000 omitted)

Due in:

2001	$—	$—	$5,103	$5,107

2002-2005	148,502	149,268	35,787	35,747

2006-2010	354,897	357,546	184,014	189,455

2011 and later	553,003	557,588	485,931	504,089

Mortgage-backed and other asset-backed securities	1,119,025	1,122,199	614,390	623,133

Preferred stock	134,218	123,892

	$2,309,645	$2,310,493	$1,325,225	$1,357,531

      Actual maturities may differ from scheduled maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

G.  Property and Equipment

      Property and equipment at December 31 consisted of the following:

	2000	1999

	(000 omitted)

Land	$22,331	$21,129

Buildings and leasehold improvements	97,384	109,021

Equipment	449,415	433,431

	569,130	563,581

Less accumulated depreciation	279,114	249,958

Property and equipment	$290,016	$313,623

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.  Intangibles

      Intangibles at December 31 consisted of the following:

	2000	1999

	(000 omitted)

Goodwill	$672,166	$643,491

Other intangibles	52,740	57,516

	724,906	701,007

Less accumulated amortization	86,893	68,983

Intangibles	$638,013	$632,024

I.  Debt

      Long-term debt at December 31 was as follows:

	2000	1999

	(000 omitted)
Senior debt:(1)

Short-term borrowings:

Promissory notes, 7.5% (2000) and 7.0% (1999) weighted average interest rate at December 31	$91,000	$34,000

Commercial paper, 7.8% (2000) and 7.6% (1999) weighted average interest rate at December 31(2)	54,503	10,000

Senior notes, 6.3% (2000) and 6.2% (1999) weighted average interest rate at December 31, due to 2009	239,840	269,775

Guarantee of ESOP debt, floating rate indexed to LIBOR, 5.5% (2000) and 5.4% (1999) at December 31, due to 2009	18,675	20,000

Other obligations, 5.8% (2000) and 6.2% (1999) weighted average interest rate at December 31, due to 2016	21,919	23,139

	425,937	356,914

Subordinated debt, 10.5% debentures, due 2006	18,503	18,503

	444,440	375,417

Less current portion	67,134	32,814

Long-term debt	$377,306	$342,603

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term revolving bank credit used to support short-term borrowings.

(2)	After eliminating $50,000,000 of commercial paper issued by Viad to a Payment Services subsidiary in 1999.

     Viad satisfies its short-term borrowing requirements with bank lines of credit and the issuance of commercial paper and promissory notes. At December 31, 2000 and 1999, there was $2,666,000 and $13,855,000, respectively, of short-term borrowings outstanding under bank notes payable.

      At December 31, 2000, outstanding promissory notes and commercial paper are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement, which expires on August 15, 2002. The interest rate applicable to borrowings under the bank credit agreement is, at Viad’s option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such indices during the period of the credit agreement. The agreement also provides for commitment fees. Such spreads and fees will change moderately should Viad’s debt ratings change. Viad, in the event that it becomes advisable, intends to exercise its right under the agreement to borrow for the purpose of refinancing short-term borrowings; accordingly, short-term borrowings totaling $145,503,000 and $44,000,000 at December 31, 2000 and 1999, respectively, have been classified as long-term debt.

      Annual maturities of long-term debt due in the next five years will approximate $67,134,000 (2001), $187,816,000 (2002), $103,379,000 (2003), $20,815,000 (2004), $10,831,000 (2005) and $54,465,000 thereafter. Included in the year 2002 is $145,503,000 which represents the maturity of short-term borrowings assuming they had been refinanced utilizing the revolving credit facility described above.

      The weighted average interest rate on total debt excluding interest expense unrelated to debt obligations was 6.4%, 6.0%, and 6.7% for 2000, 1999, and 1998, respectively.

      Interest paid in 2000, 1999, and 1998 was $22,910,000, $31,287,000, and $38,367,000, respectively.

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate of $500,000,000 of debt and equity securities. No securities have been issued under the program.

J.  Earnings Per Share

      The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations:

	2000	1999	1998

	(000 omitted, except per share data)

Income from continuing operations	$144,492	$128,559	$97,344

Less: Preferred stock dividends	(1,134)	(1,131)	(1,129)

Income available to common stockholders	$143,358	$127,428	$96,215

Average outstanding common shares	88,802	93,007	94,382

Additional dilutive shares related to stock-based compensation	2,123	3,389	3,985

Average outstanding and potentially dilutive common shares	90,925	96,396	98,367

Diluted income per share from continuing operations	$1.58	$1.32	$0.98

Basic income per share from continuing operations	$1.61	$1.37	$1.02

      Options to purchase 1,377,898 and 179,235 shares of common stock were outstanding during 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

K.  Preferred Stock and Common Stock and Other Equity

      Viad has 442,352 shares of $4.75 Preferred Stock authorized, of which 346,352 shares are issued. The holders of the $4.75 Preferred Stock are entitled to a liquidation preference of $100 per share and to annual cumulative sinking fund redemptions of 6,000 shares. Viad presently holds 111,372 shares which will be applied to this sinking fund requirement; the 234,980 shares held by others are scheduled to be redeemed in the years 2019 to 2058. In addition, Viad has authorized 5,000,000 and 2,000,000 shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Viad has one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of its common stock. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire Viad that is not believed by the Board of Directors to be in the best interest of stockholders. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. Viad may redeem the Rights at $0.025 per Right prior to the time any person or group has acquired 20% or more of Viad’s shares. Viad has reserved 1,000,000 shares of Junior Participating Preferred Stock for issuance in connection with the Rights.

      Viad funds its matching contributions to employees’ 401(k) plans through a leveraged ESOP. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

      In 1989, the ESOP borrowed $40,000,000 to purchase treasury shares from Viad. The ESOP’s obligation to repay this borrowing is guaranteed by Viad; therefore, the unpaid balance of the borrowing ($18,675,000 and $20,000,000 at December 31, 2000 and 1999, respectively) has been reflected in the accompanying balance sheet as long-term debt. The same amounts, representing unearned employee benefits, have been recorded as a deduction from common stock and other equity. The liability is reduced as the ESOP repays the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP intends to repay the loan (plus interest) using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.

      Information regarding ESOP transactions for the years ended December 31 was as follows:

	2000	1999	1998

	(000 omitted)

Amounts paid by ESOP for:

Debt repayment	$1,325	$2,000	$2,000

Interest	1,115	917	1,098

Amounts received from Viad as:

Dividends	$808	$847	$884

Contributions	1,615	2,080	2,205

      Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the plan or 80% of the cumulative expense that would have been recognized under the shares allocated method, in accordance with Emerging Issues Task Force Abstract No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad has recorded expense of $1,631,000, $2,067,000, and $2,205,000 in 2000, 1999, and 1998, respectively.

      Unallocated shares held by the ESOP totaled 2,095,000 and 2,302,000 at December 31, 2000 and 1999, respectively. Shares allocated during 2000 and 1999 totaled 207,000 and 273,000, respectively.

      In 1992, Viad sold treasury stock to Viad’s Employee Equity Trust (the “Trust”) in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note ($31,992,000 at December 31, 2000) and dividend and interest transactions are eliminated in consolidation. The fair market value ($78,185,000 and $109,818,000 at December 31, 2000 and 1999, respectively) of the 3,399,343 and 3,939,671 remaining shares held by the Trust at December 31, 2000 and 1999, respectively, representing unearned employee benefits, is shown as a deduction from common stock and other equity and is reduced as

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee benefits are funded. The difference between the cost and fair value of shares held is included in additional capital.

      At December 31, 2000, retained income of $104,138,000 was unrestricted as to payment of dividends by Viad.

L.  Stock-Based Compensation

      In 1997, stockholders adopted the Viad Corp Omnibus Incentive Plan (“Omnibus Plan”). The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights (“SARs”); (c) restricted stock; and (d) performance-based awards. The number of shares available for grant under the Omnibus Plan in each calendar year is equal to 2% of the total number of shares of common stock outstanding as of the first day of each year. Any shares available for grant in a particular calendar year which are not granted in such year are added to the shares available for grant in any subsequent calendar year.

      Stock options are granted for terms of ten years at an exercise price based on the market value at the date of grant. Stock options granted prior to 1999 are exercisable 50% after one year with the balance exercisable after two years from the date of grant. For stock options granted in 1999 and thereafter, 50% are exercisable after one year and the other half become exercisable after two years if certain annual incentive goals are achieved, or after three years and four years, respectively, if annual incentive goals are not achieved in a particular year. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

      SARs and Limited SARs (“LSARs”) were granted, with terms of ten years, under the 1983 Stock Option and Incentive Plan. SARs are exercisable under the same terms as stock options, while LSARs vest fully at date of grant and are exercisable only for a limited period in the event of certain tender or exchange offers for Viad’s common stock. SARs and/or LSARs were issued in tandem with certain stock options and the exercise of one reduces, to the extent exercised, the number of shares represented by the other(s). There were no SARs exercised in 2000, 1999 or 1998.

      Performance-based stock awards (82,200, 77,200, and 97,600 shares awarded in 2000, 1999, and 1998, respectively, at a fair market value per share of $24.44, $29.50, and $24.78, respectively) vest at the end of a three-year period from the date of grant, based on total shareholder return relative to the applicable stock and industry indices specified at the time of each award. Vested shares with respect to performance periods beginning in 1997, 1996, and 1995 totaled 70,361 in 2000, 139,815 in 1999, and 83,226 in 1998, respectively. Throughout the performance period, holders of the performance-based stock have the right to receive dividends and vote the shares but may not sell, assign, transfer, pledge or otherwise encumber the stock.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to stock options for the years ended December 31 is as follows:

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at December 31, 1997	9,807,027	$11.72

Granted	962,100	24.79

Exercised	(1,883,697)	10.05

Canceled	(163,511)	18.84

Options outstanding at December 31, 1998	8,721,919	13.38	7,342,669

Granted	800,500	29.46

Exercised	(2,357,122)	12.24

Canceled	(260,676)	23.20

Options outstanding at December 31, 1999	6,904,621	15.27	5,838,871

Granted	995,403	24.47

Exercised	(1,924,706)	10.57

Canceled	(178,028)	25.74

Options outstanding at December 31, 2000	5,797,290	18.09	4,451,659

      The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 3.93 to $ 7.54	95,905	1.7 years	$6.48	95,905	$6.48
$ 9.33 to $12.22	1,557,596	2.1 years	11.26	1,557,596	11.26
$13.05 to $16.25	1,336,445	3.8 years	13.50	1,336,445	13.50
$18.06 to $24.78	2,113,694	7.7 years	22.83	1,213,963	21.65
$25.25 to $29.50	693,650	7.7 years	29.39	247,750	29.35

$ 3.93 to $29.50	5,797,290	5.2 years	18.09	4,451,659	15.67

      Viad applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based stock awards, which gave rise to compensation expense aggregating $727,000, $4,607,000, and $3,753,000, in 2000, 1999, and 1998, respectively.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	1999	1998

	(000 omitted, except per share data)

Income from continuing operations:

As reported	$144,492	$128,559	$97,344

Pro forma	139,041	124,863	92,713

Diluted income per share from continuing operations:

As reported	$1.58	$1.32	$0.98

Pro forma	1.52	1.29	0.93

      For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2000, 1999, and 1998 was $8.15, $9.17, and $7.16 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2000	1999	1998

Expected dividend yield	1.5%	1.2%	1.3%

Expected volatility	29.1%	28.3%	24.4%

Risk-free interest rate	6.85%	5.46%	5.78%

Expected life	5 years	5 years	5 years

M.  Income Taxes

      Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at December 31 related to the following:

	2000	1999

	(000 omitted)

Property and equipment	$(31,614)	$(21,765)

Deferred income	3,653	3,641

Pension, compensation and other employee benefits	40,653	39,719

Provisions for losses	41,700	50,228

Unrealized (gain) loss on securities classified as available for sale	(419)	44,767

State income taxes	14,235	17,259

Alternative minimum tax credit carryforward	5,100

Other deferred income tax assets	20,438	26,119

Other deferred income tax liabilities	(19,772)	(20,255)

	73,974	139,713

Foreign deferred tax liabilities included above	12,672	12,335

United States deferred tax assets	$86,646	$152,048

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes on income from continuing operations for the years ended December 31 consisted of the following:

	2000	1999	1998

	(000 omitted)

Current:

United States:

Federal	$(285)	$18,894	$18,221

State	2,795	4,367	4,538

Foreign	13,451	9,075	6,199

	15,961	32,336	28,958

Deferred	12,705	2,700	1,563

Income taxes	$28,666	$35,036	$30,521

      Certain tax benefits related primarily to stock option exercises and dividends paid to the ESOP totaling $8,417,000, $8,832,000, and $6,875,000 in 2000, 1999, and 1998, respectively, were credited to common stock and other equity.

      Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad. Income taxes paid in 2000, 1999 and 1998, including amounts paid on behalf of the sold and discontinued businesses, net of refunds received related to prior years, amounted to $11,261,000, $99,271,000, and $23,334,000, respectively.

      A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates for the years ended December 31 was as follows:

	2000		1999		1998

	(000 omitted)

Computed income taxes at statutory federal income tax rate of 35%	$60,605	35.0%	$57,258	35.0%	$44,753	35.0%

Nondeductible goodwill amortization	3,337	1.9	2,678	1.6	1,605	1.3

State income taxes	3,381	2.0	3,130	1.9	2,631	2.1

Other, net	(1,582)	(0.9)	1,226	0.8	3,593	2.8

Provision for income taxes before the effect of tax-exempt income	65,741	38.0	64,292	39.3	52,582	41.2

Tax-exempt income	(37,075)	(21.4)	(29,256)	(17.9)	(22,061)	(17.3)

Income taxes	$28,666	16.6%	$35,036	21.4%	$30,521	23.9%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      United States and foreign income before income taxes from continuing operations for the years ended December 31 was as follows:

	2000	1999	1998

	(000 omitted)

United States	$141,919	$140,710	$111,643

Foreign	31,239	22,885	16,222

Income before income taxes	$173,158	$163,595	$127,865

N.  Pension and Other Postretirement Benefits

      Pension Benefits. Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans as described in Note K. In addition, Viad retained the obligations for such benefits for employees of certain sold businesses. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits will begin accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded. The change in the formula described above, along with increases in plan participation, will not have a material impact on the plans’ funded status.

      Net periodic pension cost for defined benefit plans for the years ended December 31 includes the following components:

	2000	1999	1998

	(000 omitted)

Service cost	$2,433	$2,554	$2,531

Interest cost	11,686	11,037	10,127

Expected return on plan assets	(12,816)	(12,407)	(11,153)

Amortization of prior service cost	835	674	603

Recognized net actuarial loss	629	820	463

Net periodic pension cost	$2,767	$2,678	$2,571

      There were no curtailment gains or losses in 2000. Net curtailment gains totaling $89,000 and $1,868,000 in 1999 and 1998, respectively, were primarily attributable to the sales of businesses.

      Contributions to multiemployer pension plans totaled $16,456,000, $13,578,000, and $11,779,000 in 2000, 1999, and 1998, respectively. Costs of 401(k) defined contribution and other pension plans totaled $2,464,000, $1,383,000, and $1,644,000 in 2000, 1999, and 1998, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table indicates the plans’ funded status and amounts recognized in Viad’s Consolidated Balance Sheets at December 31:

	Funded Plans		Unfunded Plans

	2000	1999	2000	1999

	(000 omitted)

Change in projected benefit obligation:

Benefit obligation at beginning of year	$118,289	$120,992	$34,620	$31,543

Service cost	1,478	1,763	955	791

Interest cost	8,999	8,666	2,687	2,371

Plan amendments		352	835	1,907

Actuarial adjustments(1)	1,223	(5,773)	274	533

Curtailments				(425)

Benefits paid	(6,920)	(7,711)	(2,148)	(2,100)

Benefit obligation at end of year(2)	123,069	118,289	37,223	34,620

Change in plan assets:

Fair value of plan assets at beginning of year	145,836	140,612

Actual return on plan assets	(5,765)	12,922

Company contributions	17	13	2,148	2,100

Benefits paid	(6,920)	(7,711)	(2,148)	(2,100)

Fair value of plan assets at end of year	133,168	145,836	—	—

Funded status	10,099	27,547	(37,223)	(34,620)

Unrecognized net transition (asset) obligation	(369)	(1,249)		225

Unrecognized prior service cost	1,083	1,173	5,427	5,991

Unrecognized actuarial (gain) loss	(1,503)	(10,719)	6,536	6,889

Net amount recognized	$9,310	$16,752	$(25,260)	$(21,515)

(1)	The actuarial adjustment in 1999 arose primarily as a result of changes in the discount rate assumption.

(2)	The accumulated benefit obligation for the unfunded pension plans was $32,759,000, and $30,017,000 as of December 31, 2000 and 1999, respectively.

     The total amounts recognized in Viad’s Consolidated Balance Sheets at December 31 were as follows:

	Funded Plans		Unfunded Plans

	2000	1999	2000	1999

	(000 omitted)

Prepaid pension cost	$9,365	$16,813	$—	$—

Accrued pension liability	(177)	(128)	(33,091)	(30,213)

Intangible asset		6	5,192	6,183

Deferred tax asset	43	22	923	880

Accumulated other comprehensive income	79	39	1,716	1,635

Net amount recognized	$9,310	$16,752	$(25,260)	$(21,515)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Postretirement Benefits Other Than Pensions. Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for such benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans. As described in Note C, on December 31, 1999, Viad contributed a portion of its investment in the Arizona Diamondbacks limited partnership to the Viad Corp Medical Plan Trust to fund certain postretirement benefits.

      The net periodic postretirement benefit cost for the years ended December 31 included the following components:

	2000	1999	1998

	(000 omitted)

Service cost	$315	$594	$878

Interest cost	2,604	2,664	2,997

Return on plan assets	(372)

Amortization of prior service cost	(645)	(408)	(218)

Recognized net actuarial gain	(77)	(77)	(38)

Net periodic postretirement benefit cost	$1,825	$2,773	$3,619

      Curtailment gains totaling $33,000 in 2000, $184,000 in 1999, and $5,147,000 in 1998 were primarily attributable to the sales of businesses.

      The status of the plans as of December 31 is set forth below:

	2000	1999

	(000 omitted)

Change in accumulated benefit obligation:

Benefit obligation at beginning of year	$33,711	$39,753

Service cost	315	594

Interest cost	2,604	2,664

Plan amendments		(4,793)

Actuarial adjustments	1,320	(1,268)

Curtailments	(176)	(5)

Benefits paid	(2,880)	(3,234)

Benefit obligation at end of year	34,894	33,711

Change in plan assets:

Fair value of plan assets at beginning of year	11,347

Return on plan assets	372

Company contributions	2,880	14,581

Benefits paid	(2,880)	(3,234)

Fair value of plan assets at end of year	11,719	11,347

Funded status	(23,175)	(22,364)

Unrecognized prior service reduction	(6,800)	(7,478)

Unrecognized net actuarial gain	(3,192)	(4,413)

Accrued postretirement benefit cost	$(33,167)	$(34,255)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assumed health care cost trend rate used in measuring the 2000 and 1999 accumulated postretirement benefit obligation was 7% and 8%, respectively, gradually declining to 5% by the year 2002 and remaining at that level thereafter for retirees below age 65; and 6.0% and 6.5%, respectively, gradually declining to 5% by the year 2002 and remaining at that level thereafter for retirees above age 65.

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $3,640,000 and the ongoing annual expense by approximately $344,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $3,088,000 and the ongoing annual expense by approximately $287,000.

      Weighted Average Assumptions. Weighted average assumptions used at December 31 were as follows:

	Pension Benefits		Other Benefits

	2000	1999	2000	1999

Discount rate	7.75%	7.75%	7.75%	7.75%

Expected return on plan assets	10.00%	10.00%	3.75%	N/A

Rate of compensation increase	4.50%	4.50%	N/A	N/A

O.  Leases

      Certain offices, equipment and other facilities are leased. The leases expire over periods generally ranging from one to 10 years, and some leases provide for renewal options ranging from one to 30 years. Leases which expire are generally renewed or replaced by similar leases.

      At December 31, 2000, Viad’s future minimum rental payments and related sublease rentals receivable with respect to noncancelable operating leases with terms in excess of one year were as follows:

		Rentals
		Receivable
	Rental	Under
	Payments	Subleases

	(000 omitted)

2001	$30,508	$3,257

2002	25,975	2,832

2003	19,965	2,423

2004	16,201	2,224

2005	12,211	2,073

Thereafter	36,971	10,662

Total	$141,831	$23,471

      Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2000	1999	1998

	(000 omitted)

Minimum rentals	$38,809	$39,986	$37,410

Sublease rentals	(2,613)	(3,021)	(1,169)

Total rentals, net	$36,196	$36,965	$36,241

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

P.  Financial Instruments With Off-Balance-Sheet Risk and Fair Value of Financial Instruments

      Financial Instruments with Off-Balance-Sheet Risk. Viad is a party to financial instruments with off-balance-sheet risk which are entered into in the normal course of business to meet financing needs and to manage exposure to fluctuations in market interest rates. These financial instruments include sale of receivables agreements and interest rate swap agreements. The instruments involve, to a varying degree, elements of credit and interest rate risk in addition to amounts recognized in the financial statements.

      In August 2000, Viad terminated its agreement to sell, on a revolving basis, undivided participating interests in a defined pool of trade accounts receivable from customers of Viad’s Convention and Event Services businesses. At December 31, 1999 and 1998, $60,000,000 and $27,400,000, respectively, of trade accounts receivable were sold under the agreement. The average balance of proceeds from the sale of trade accounts receivable through the termination date approximated $51,221,000, $39,954,000, and $24,656,000 during 2000, 1999, and 1998, respectively. The expense of selling such receivables, discounted based on short-term variable interest rates, was $2,079,000, $2,263,000, and $1,482,000 in 2000, 1999, and 1998, respectively, and is included in “Costs of sales and services.”

      At December 31, 2000, a Viad Payment Services subsidiary had an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents in an amount not to exceed $450,000,000. The agreement expires in June 2003. The receivables are sold in order to accelerate payment services’ cash flow for investment in the permissible securities described in Note F. The Payment Services subsidiary services the receivables that were sold in exchange for a fee commensurate with the cost of servicing. The balance of sold receivables as of December 31, 2000 and 1999 was $388,000,000 and $363,000,000, respectively. The average agents’ receivables sold approximated $433,000,000, $377,000,000, and $262,000,000 during 2000, 1999, and 1998, respectively. The expense of selling the agents’ receivables, discounted based on short-term variable interest rates, was $30,396,000, $26,352,000, and $16,768,000 in 2000, 1999, and 1998, respectively, and is included in “Costs of sales and services.”

      A portion of the Payment Services subsidiary’s business involves the payment of commissions to selling agents of its official check program. The commissions are computed based on short-term variable interest rates. Variable-to-fixed rate swap agreements have been entered into to mitigate the effects of fluctuations on commission expense and on the net proceeds from the agents’ receivables sales. The notional amount of the variable-to-fixed swap agreements totaled $2,575,000,000 at December 31, 2000, with an average pay rate of 5.7% and an average receive rate of 6.0%. The variable-rate portion of the swaps is generally based on Treasury bill, federal funds, or commercial paper rates. The agreements expire as follows: $375,000,000 (2002), $875,000,000 (2003), $225,000,000 (2004), $975,000,000 (2005) and $125,000,000 (2007).

      The swap agreements are contracts to exchange fixed and floating payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure amounts to be paid or received and do not represent the amount of exposure to credit loss. The amounts to be paid or received under the swap agreements are accrued consistent with the terms of the agreements and market interest rates and are recognized as an adjustment to the expense of the related transaction. Upon the adoption of SFAS No. 133 on January 1, 2001, Viad will record a liability of $9,721,000 (representing the fair value of Viad’s swap agreements), a corresponding deferred tax asset of $3,791,000, and a transition adjustment of $5,930,000 in other comprehensive income.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair values due to the short-term maturities of these instruments. The amortized cost and fair value of investments in debt and equity securities are disclosed in Notes E and F. The carrying amounts and estimated fair values, excluding accrued interest, of Viad’s other financial instruments at December 31 are as follows:

	2000		1999

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(000 omitted)

Total debt	$(447,106)	$(447,585)	$(389,272)	$(383,725)

Swap agreements	—	(9,721)	—	56,708

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

      Swap agreements — The fair value represents the estimated amount that Viad would (pay to) receive from counterparties to terminate the swap agreements at December 31.

Q.  Litigation, Claims and Other Contingencies

      On August 18, 2000, Key3Media Group, Inc. (“Key3Media”), a company spun off by Ziff-Davis Inc. (“ZD”), terminated a long-term agreement with GES Exposition Services, Inc. (“GES”) to produce tradeshows, including the annual Comdex/ Fall show in Las Vegas. GES and Key3Media are currently in litigation. Viad believes that the contract was wrongfully terminated and claims significant damages, including recovery of receivables and prepayments made to ZD in an aggregate amount totaling approximately $35,000,000 plus additional damages for loss of future profits. Management intends to vigorously enforce its rights under this agreement and believes that the ultimate outcome of the litigation is not likely to have a material effect on Viad’s financial statements.

      Viad and certain of its subsidiaries are plaintiffs or defendants to various other actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 2000, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.  Segment Information

      Viad measures profit and performance of its operations on the basis of operating income before nonrecurring items. Previously, Viad measured and presented profit and performance based on income from continuing operations after minority interests and income taxes, but before nonrecurring items.

      The accounting policies of the operating segments are the same as those described in Note A, except that an adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis to reflect income resulting from amounts invested in tax-exempt securities. Consolidated revenues, operating income and interest expense also reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary. Intersegment sales and transfers are not significant. Depreciation and amortization are the only significant noncash items for the reportable segments.

      Viad’s two reportable segments are Payment Services and Convention and Event Services. The Payment Services segment sells money orders through agents, performs official check and negotiable instrument clearing services for banks and credit unions, and provides cash access services to gaming establishments throughout the United States. In addition, the segment provides consumer money wire transfer services throughout the world. The Convention and Event Services segment provides decorating, exhibit design and fabrication, installation and dismantling, and electrical, transportation and management services for conventions, tradeshows, associations and other corporate events; and designs and builds convention, tradeshow, museum and other exhibits and displays throughout the world.

      The remaining categories represent ongoing Travel and Recreation Services businesses below reportable segment quantitative thresholds, sold businesses not classified as discontinued operations, and corporate activities. These categories are presented to reconcile to total results. Ongoing Travel and Recreation Services includes Viad’s Canadian travel tour service subsidiary, which operates tours and charters in the Canadian Rockies and conducts hotel operations and snowcoach tours of the Columbia Icefield; and Glacier Park, Inc., which operates historic lodges in and around Glacier National Park. Sold businesses are described in Note C. Corporate activities include expenses of corporate activities not allocated to operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables.

	2000	1999	1998

	(000 omitted)

Revenues:

Payment Services	$671,683	$581,492	$431,157

Convention and Event Services	1,032,115	932,768	849,165

Reportable segments	1,703,798	1,514,260	1,280,322

Travel and Recreation Services	72,508	78,977	70,040

Subtotal, ongoing operations	1,776,306	1,593,237	1,350,362

Sold travel and recreation businesses	19,023	45,647	308,450

Intercompany interest elimination	(2,297)	(5,681)	(6,744)

Less taxable equivalent adjustment(1)	(66,224)	(52,034)	(39,309)

	$1,726,808	$1,581,169	$1,612,759

Operating income before nonrecurring income:

Payment Services	$160,055	$128,487	$87,206

Convention and Event Services	81,631	99,934	87,446

Reportable segments	241,686	228,421	174,652

Travel and Recreation Services	19,123	16,364	13,407

Subtotal, ongoing operations	260,809	244,785	188,059

Sold travel and recreation businesses	2,467	716	16,601

Corporate activities	(9,783)	(19,369)	(24,207)

Intercompany interest elimination	(2,297)	(5,681)	(6,744)

Less taxable equivalent adjustment(1)	(66,224)	(52,034)	(39,309)

	184,972	168,417	134,400

Other investment income(2)	13,115	14,468

Interest expense	(25,303)	(26,888)	(27,212)

Nonrecurring income(3)	2,091	9,676	22,842

Minority interests	(1,717)	(2,078)	(2,165)

Income before income taxes	$173,158	$163,595	$127,865

(1)	The fully taxable equivalent adjustment for Payment Services’ income from tax-exempt securities is calculated based on a combined income tax rate of 39%.

(2)	See Note E.

(3)	See Note C.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	1999	1998

	(000 omitted)

Assets:

Payment Services(1)	$5,340,442	$4,141,818	$3,511,527

Convention and Event Services	607,883	543,557	546,428

Reportable segments	5,948,325	4,685,375	4,057,955

Travel and Recreation Services	79,590	78,662	60,551

Subtotal, ongoing operations	6,027,915	4,764,037	4,118,506

Sold travel and recreation businesses		16,171	53,368

Corporate and other	272,316	483,347	583,872

Elimination of intercompany commercial paper		(50,000)	(90,000)

	$6,300,231	$5,213,555	$4,665,746

Depreciation and amortization:

Payment Services	$28,071	$25,285	$18,312

Convention and Event Services	32,275	27,979	23,072

Reportable segments	60,346	53,264	41,384

Travel and Recreation Services	4,176	3,686	3,389

Subtotal, ongoing operations	64,522	56,950	44,773

Sold travel and recreation businesses	1,163	2,462	8,737

Corporate and other	2,915	3,567	4,133

	$68,600	$62,979	$57,643

Capital expenditures:

Payment Services	$24,810	$41,830	$22,708

Convention and Event Services	13,321	14,739	22,949

Reportable segments	38,131	56,569	45,657

Travel and Recreation Services	4,634	4,416	7,413

Subtotal, ongoing operations	42,765	60,985	53,070

Sold travel and recreation businesses	62	528	1,003

Corporate and other	2,379	497	759

	$45,206	$62,010	$54,832

(1)	Includes assets restricted for payment service obligations of $4,825,160,000 (2000), $3,589,064,000 (1999), and $3,039,213,000 (1998), including $50,000,000 in 1999 and $90,000,000 in 1998 invested in Viad commercial paper.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic Areas. Viad’s foreign operations are located principally in Canada and Europe. Convention and Event Services revenues are designated as foreign based on the originating location of the product or service plus exports to foreign shows. Payment Services foreign revenues are defined as revenues generated from wire transfer transactions originating in a country other than the United States. Long-lived assets are attributed to domestic or foreign based principally on physical location of the assets. Long-lived assets consist of “Property and equipment” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	2000	1999	1998

	(000 omitted)

Revenues:

United States	$1,521,161	$1,418,050	$1,484,411

Foreign	205,647	163,119	128,348

Total revenues	$1,726,808	$1,581,169	$1,612,759

Long-lived assets:

United States	$326,786	$365,383	$357,926

Foreign	66,197	69,399	65,086

Total long-lived assets	$392,983	$434,782	$423,012

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.  Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(000 omitted, except per share data)

2000
Revenues:(1)

Ongoing operations	$402,918	$464,165	$427,657	$413,045	$1,707,785

Sold businesses	5,301	12,363	1,359		19,023

Revenues	$408,219	$476,528	$429,016	$413,045	$1,726,808

Operating income:(1)

Ongoing operations	$40,428	$58,928	$55,652	$37,280	$192,288

Sold businesses	863	1,294	310		2,467

Corporate activities(2)	(4,761)	(4,757)	(2,510)	2,245	(9,783)

Nonrecurring items(3)			(8,165)		(8,165)

Operating income	$36,530	$55,465	$45,287	$39,525	$176,807

Net income(4)	$26,053	$42,308	$44,012	$32,119	$144,492

Diluted net income per common share(4)	0.28	0.46	0.48	0.36	1.58

Basic net income per common share(5)	0.29	0.47	0.49	0.37	1.61

Fully taxable equivalent adjustment(1)	14,339	16,846	17,525	17,514	66,224

1999
Revenues:(1)

Ongoing operations	$357,129	$407,508	$384,724	$386,161	$1,535,522

Sold businesses	16,276	12,888	9,498	6,985	45,647

Revenues	$373,405	$420,396	$394,222	$393,146	$1,581,169

Operating income:(1)

Ongoing operations	$33,315	$52,542	$53,450	$47,763	$187,070

Sold businesses	(2,915)	2,206	1,237	188	716

Corporate activities	(5,153)	(5,141)	(4,302)	(4,773)	(19,369)

Nonrecurring items(3)				(1,774)	(1,774)

Operating income	$25,247	$49,607	$50,385	$41,404	$166,643

Income from continuing operations(4)	$14,850	$33,024	$40,523	$40,162	$128,559

Net income	20,385	44,167	242,799	40,162	347,513
Diluted income per common share:(4)(5)

Income from continuing operations	0.15	0.33	0.42	0.43	1.32

Net income	0.20	0.45	2.54	0.43	3.59
Basic income per common share:(5)

Income from continuing operations	0.15	0.34	0.43	0.44	1.37

Net income	0.21	0.46	2.64	0.44	3.72

Fully taxable equivalent adjustment(1)	11,333	12,910	13,423	14,368	52,034

(1)	Viad Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a fully taxable equivalent basis using a combined tax rate of 39%, revenues and operating income would be higher by the fully taxable equivalent adjustments shown above.

(2)	The third and fourth quarter of 2000 include reversal of expense provisions associated with Viad’s incentive plans because aggressive targets were not achieved.

(3)	In the third quarter of 2000, Viad recorded a charge of $8,165,000 taken to streamline and consolidate certain operations in Viad’s Convention and Event Services segment. In the fourth quarter of 1999, a disputed patent infringement litigation settlement was reinstated, resulting in a gain of $8,176,000, and Viad also recorded a charge of $9,950,000 related to legal and other costs recognized due to the settlement of certain litigation. See Note C.

(4)	Includes nonrecurring income of $877,000 (after-tax), or $0.01 per diluted share, in 2000 and $6,131,000 (after-tax), or $0.06 per diluted share, in 1999, as described in Note C. Excluding these items, diluted income per share from continuing operations was:

	2000	1999

First Quarter	$0.28	$0.15

Second Quarter	0.46	0.33

Third Quarter	0.47	0.42

Fourth Quarter	0.36	0.36

Total	$1.57	$1.26

(5)	Income per common share is computed independently for each quarter and for the year, and the sum of the quarters may not equal the annual amount.

REPORT OF MANAGEMENT

      The management of Viad Corp has the responsibility for preparing and assuring the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements were developed using accounting principles generally accepted in the United States of America and appropriate policies, consistently applied. They reflect, where applicable, management’s best estimates and judgments and include relevant disclosures and explanations.

      Viad’s financial statements have been audited by Deloitte & Touche LLP. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America. The Independent Auditors’ Report appears below.

      Management has established and maintains a system of internal control that it believes provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets, and the prevention and detection of fraudulent financial reporting. The system of internal control is believed to provide for appropriate division of responsibilities and is documented by written policies and procedures that are utilized by employees involved in the financial reporting process. Viad also maintains a comprehensive internal auditing function which independently monitors compliance and assesses the effectiveness of the internal controls and recommends potential improvements thereto.

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

      The Board of Directors oversees Viad’s financial reporting through its Audit Committee. The Audit Committee regularly meets with management and, jointly and separately, with the independent auditors and internal auditing management to review interest rate swap activity, accounting, auditing and financial reporting matters and the effectiveness of Viad’s Corporate Compliance Program.

/s/ ROBERT H. BOHANNON Robert H. Bohannon Chairman, President and Chief Executive Officer	/s/ KIMBRA A. FRACALOSSI Kimbra A. Fracalossi Chief Financial Officer and Treasurer	/s/ CATHERINE L. STEVENSON Catherine L. Stevenson Vice President — Controller

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Viad Corp:

      We have audited the accompanying consolidated balance sheets of Viad Corp as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Phoenix, Arizona

February 2, 2001

EXHIBIT INDEX

EXHIBITS. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through August 15, 1996, filed as Exhibit 3.A to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.
3.B	Copy of Bylaws of Viad Corp, as amended through November 19, 1998, filed as Exhibit 3.B to Viad Corp’s 1998 Form 10-K, is hereby incorporated by reference.
4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.
4.B	Copy of Amended and Restated Credit Agreement dated as of July 24, 1996, among Viad Corp, the Bank parties thereto, Citicorp USA, Inc., as Administrative Agent, and Bank of America National Trust and Savings Association as Documentation Agent, filed as Exhibit 4.B to Viad’s 1996 Form 10-K, is hereby incorporated by reference.
4.B1	First Amendment dated as of August 1, 1997, to Amended and Restated Credit Agreement, filed as Exhibit 4.B1 to Viad Corp’s 1997 Form 10-K, is hereby incorporated by reference.
4.B2	Second Amendment dated as of September 11, 1997, to Amended and Restated Credit Agreement, filed as Exhibit 4.B2 to Viad Corp’s 1997 Form 10-K, is hereby incorporated by reference.
10.A1	Copy of Viad Corp 1983 Stock Option and Incentive Plan, filed as Exhibit (28) to Viad Corp’s Registration Statement on Form S-8 (Registration No. 33-41870), is hereby incorporated by reference.+
10.A2	Copy of amendment, effective August 1, 1994, to Viad Corp 1983 Stock Option and Incentive Plan, filed as Exhibit 10.H2 to Viad Corp’s 1994 Form 10-K, is hereby incorporated by reference.+
10.B	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+
10.C	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 17, 2000, filed as Exhibit 10.C to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
10.D	Copy of Viad Corp Management Incentive Plan, as amended March 14, 2000, filed as Exhibit 10.D to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
10.E	Copy of Viad Corp Performance Unit Incentive Plan, as amended March 14, 2000, filed as Exhibit 10.E to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
10.F	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10.D to Viad Corp’s Second Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.G	Viad Corp Deferred Compensation Plan, Amended and Restated as of August 15, 2000, filed as Exhibit 10A to Viad Corp’s Form 10-Q for the period ended September 30, 2000, is hereby incorporated by reference.+
10.H1	Copy of form of Executive Severance Agreement between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit(10)(G)(i) to Viad Corp’s 1991 Form 10-K, is hereby incorporated by reference.+
10.H2	Copy of forms of Viad Corp Executive Severance Plans covering certain executive officers, filed as Exhibit (10)(G)(ii) to Viad Corp’s 1992 Form 10-K, is hereby incorporated by reference.+
10.I	Copy of Employment Agreement between Viad Corp and Robert H. Bohannon dated April 1, 1998, filed as Exhibit 10 to Viad Corp’s First Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.J	Copy of Employment Agreement between Viad Corp and Gordon W. Anderson effective January 1, 2001. *+
10.K	Copy of Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.M to Viad Corp’s 1994 Form 10-K, is hereby incorporated by reference.+

EXHIBITS. #

10.L	Copy of Viad Corp Supplemental Pension Plan, as amended effective May 9, 2000, filed as Exhibit 10B to Viad Corp’s Form 10-Q for the period ending June 30, 2000 is hereby incorporated by reference.+
10.M	Copy of Travelers Express Company, Inc. Supplemental Pension Plan, as amended effective May 9, 2000, filed as Exhibit 10C to Viad Corp’s Form 10-Q for the period ending June 30, 2000 is hereby incorporated by reference.+
10.N	Copy of GES Exposition Services, Inc. Supplemental Executive Retirement Plan, as amended effective May 9, 2000, filed as Exhibit 10D to Viad Corp’s Form 10-Q for the period ending June 30, 2000 is hereby incorporated by reference.+
10.O	Copy of Viad Corp Deferred Compensation Plan for Directors, as Amended and Restated July 25, 1996, filed as Exhibit 10.D to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.+
10.P	Copy of Viad Corp Director’s Charitable Award Program as amended through March 15, 1996, filed as Exhibit 10.T to Viad Corp’s 1995 Form 10-K, is hereby incorporated by reference.+
10.Q	Description of Viad Corp Director’s Charitable Matching Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
21	List of Subsidiaries of Viad Corp.*
23	Independent Auditors’ Consent to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this report.*
24	Power of Attorney signed by Directors of Viad Corp.*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.