Form 10-Q
period 2001-03-31
VIAD CORP
filed 2001-04-24
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001
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

                  Yes    X           No
                      -------           -------


As of March 31, 2001, 88,001,465 shares of Common Stock ($1.50 par value) were outstanding.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2001       December 31,
(000 omitted, except share data)                                                   (Unaudited)              2000
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $    40,732        $    42,298
     Short-term investments                                                            64,840             42,538
     Receivables                                                                      146,570            115,792
     Inventories                                                                       85,334             83,272
     Deferred income taxes                                                             39,892             40,050
     Other current assets                                                              37,659             32,511
-----------------------------------------------------------------------------------------------------------------
                                                                                      415,027            356,461
     Funds, agents' receivables and current maturities of investments
        restricted for payment service obligations                                  1,444,112          1,194,545
-----------------------------------------------------------------------------------------------------------------
     Total current assets                                                           1,859,139          1,551,006
Investments in securities                                                              50,307             41,018
Investments restricted for payment service obligations                              3,698,539          3,630,615
Property and equipment                                                                286,194            290,016
Other investments and assets                                                          108,052            102,967
Deferred income taxes                                                                  51,093             46,596
Intangibles                                                                           632,918            638,013
-----------------------------------------------------------------------------------------------------------------
                                                                                  $ 6,686,242        $ 6,300,231
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term bank loans                                                        $    19,355        $     2,666
     Accounts payable                                                                  87,036             81,146
     Other current liabilities                                                        211,686            180,738
     Current portion of long-term debt                                                 42,134             67,134
-----------------------------------------------------------------------------------------------------------------
                                                                                      360,211            331,684
     Payment service obligations                                                    4,922,135          4,607,296
-----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      5,282,346          4,938,980
Long-term debt                                                                        384,363            377,306
Pension and other postretirement benefits                                              72,596             74,280
Other deferred items and insurance liabilities                                        197,575            135,588
Minority interests                                                                      4,000              4,263
$4.75 Redeemable preferred stock                                                        6,663              6,658
Common stock and other equity:
     Common stock, $1.50 par value, 200,000,000 shares
        authorized, 99,739,925 shares issued                                          149,610            149,610
     Additional capital                                                               238,324            245,634
     Retained income                                                                  771,405            755,041
     Unearned employee benefits and other                                             (84,583)           (94,804)
     Accumulated other comprehensive income:
        Unrealized gain on securities classified as available for sale                 26,695                656
        Unrealized loss on derivative financial instruments                           (40,705)
        Cumulative translation adjustments                                            (12,432)            (8,612)
        Minimum pension liability adjustment                                           (1,795)            (1,795)
     Common stock in treasury, at cost, 11,738,460 and 10,676,444 shares             (307,820)          (282,574)
-----------------------------------------------------------------------------------------------------------------
     Total common stock and other equity                                              738,699            763,156
-----------------------------------------------------------------------------------------------------------------
                                                                                  $ 6,686,242        $ 6,300,231
=================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 Three months ended March 31,
(000 omitted, except per share data)                                                      2001           2000
--------------------------------------------------------------------------------------------------------------
Revenues                                                                             $ 459,564      $ 408,219
--------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Costs of sales and services                                                        414,678        366,928
    Corporate activities and minority interests                                          4,567          4,899
    Net interest expense                                                                 6,265          2,133
--------------------------------------------------------------------------------------------------------------
                                                                                       425,510        373,960
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                                              34,054         34,259
Income taxes                                                                             9,752          8,206
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $  24,302      $  26,053
==============================================================================================================

DILUTED NET INCOME PER COMMON SHARE                                                  $    0.28      $    0.28
Average outstanding and potentially
    dilutive common shares                                                              86,672         92,205
==============================================================================================================

BASIC NET INCOME PER COMMON SHARE                                                    $    0.28      $    0.29
Average outstanding common shares                                                       85,560         89,847
==============================================================================================================

Dividends declared per common share                                                  $    0.09      $    0.09
==============================================================================================================

Preferred stock dividends                                                            $     284      $     283
==============================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                               Three months ended March 31,
(000 omitted)                                                                            2001          2000
------------------------------------------------------------------------------------------------------------
Net income                                                                           $ 24,302      $ 26,053
------------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income, net of tax:
    Unrealized gain on securities classified as available for sale:
       Transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity
         to securities classified as available-for-sale                                 3,772             -
       Holding gains arising during the period                                         25,200        15,806
       Reclassification adjustment for net realized gains
         included in net income                                                        (2,933)         (146)
------------------------------------------------------------------------------------------------------------
                                                                                       26,039        15,660
------------------------------------------------------------------------------------------------------------
    Unrealized loss on derivative financial instruments:
       Cumulative effect of transition adjustment upon initial application of
         Statement of Financial Accounting Standards No. 133 on January 1, 2001        (7,501)
       Holding losses arising during the period                                       (34,850)
       Net reclassifications from other comprehensive income
         to net income                                                                  1,646
------------------------------------------------------------------------------------------------------------
                                                                                      (40,705)            -
------------------------------------------------------------------------------------------------------------
    Unrealized foreign currency translation adjustments:
       Holding losses arising during the period                                        (3,820)         (355)
------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                     (18,486)       15,305
------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $  5,816      $ 41,358
============================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three months ended March 31,
(000 omitted)                                                                              2001          2000
--------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                                            $  24,302     $  26,053
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                        18,174        16,121
    Deferred income taxes                                                                 5,128         8,592
    Other noncash items, net                                                             (3,062)          308
    Change in operating assets and liabilities:
       Receivables and inventories                                                      (34,206)      (39,990)
       Accounts payable and accrued compensation                                          9,231       (15,641)
       Other assets and liabilities, net                                                 13,688        (2,317)
--------------------------------------------------------------------------------------------------------------
                                                                                         33,255        (6,874)
    Payment service assets and obligations, net                                          62,069        44,817
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                95,324        37,943
--------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                                    (12,445)       (7,307)
Acquisitions of businesses, net of cash acquired                                                      (24,179)
Proceeds from dispositions of businesses, property and other assets, net                    161        11,309
Proceeds from sales and maturities of securities                                        792,229       432,925
Purchases of securities                                                                (841,370)     (482,143)
--------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (61,425)      (69,395)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                                        (25,164)      (30,161)
Net change in short-term borrowings                                                      24,186        81,948
Dividends on common and preferred stock                                                  (8,001)       (8,403)
Exercise of stock options                                                                 7,532           951
Common stock purchased for treasury                                                     (34,018)      (13,654)
--------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                        (35,465)       30,681
--------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                (1,566)         (771)
Cash and cash equivalents, beginning of year                                             42,298        33,106
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  40,732     $  32,335
==============================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PREPARATION

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2000.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as discussed in Note D. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of March 31, 2001, and its results of operations and its cash flows for the quarters and three months ended March 31, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 2001 presentation.

NOTE B - ASSETS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Viad's Payment Services subsidiaries generate funds from the sale of money orders and other payment instruments, with the related liabilities classified as "Payment service obligations." Substantially all of the proceeds of such sales, along with certain additional subsidiary funds, are invested in permissible securities, principally debt instruments. Such investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. In addition, certain other assets of Payment Services subsidiaries are available if necessary to meet such obligations. Accordingly, such assets are not available to satisfy working capital or other financing requirements of Viad.

As described in notes to Viad's annual financial statements, a Payment Services subsidiary hedges a substantial portion of the variable rate commission payments to its selling agents and the net proceeds of selling receivables from its bill payment and money order agents through swap agreements (see Note D). The swap agreements effectively convert such variable rates to fixed rates.

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds and the fair value of related swap agreements:

                                                                       March 31,            December 31,
(000 omitted)                                                               2001                    2000
---------------------------------------------------------------------------------------------------------
Funds, agents' receivables and current maturities of
    investments restricted for payment service obligations           $ 1,444,112             $ 1,194,545
Investments restricted for payment service obligations (1)             3,698,539               3,630,615
Other assets available for payment service obligations                    20,793                  24,781
Payment service obligations                                           (4,922,135)             (4,607,296)
Fair value of swap agreements (2)                                        (65,647)                (12,297)
---------------------------------------------------------------------------------------------------------
Total                                                                $   175,662             $   230,348
=========================================================================================================

(1) Securities classified as "available-for-sale" are carried at market value, and securities classified as "held-to-maturity" are carried at amortized cost in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note C).
(2) The fair value represents the estimated amounts that Viad would pay to counterparties to terminate the swap agreements at March 31, 2001 and December 31, 2000. At December 31, 2000, the fair value of such swap agreements were not included in Viad's Consolidated Balance Sheet (see Note D).

NOTE C - INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Effective January 1, 2001, Viad elected to transfer $260,026,000 in carrying value of securities classified as held-to-maturity to securities classified as available-for-sale as permitted in conjunction with the initial application of SFAS No. 133 without calling into question management's intent or ability to hold other securities as held-to-maturity. The transfer was reflected as an increase in the carrying value of the investments of $6,184,000, with a corresponding deferred tax liability of $2,412,000 and a transition adjustment of $3,772,000 reflected in other comprehensive income.

Investments restricted for payment service obligations include the following debt and equity securities:

                                                                       March 31,            December 31,
(000 omitted)                                                               2001                    2000
---------------------------------------------------------------------------------------------------------
Securities classified as available for sale, at fair value
    (amortized cost of $2,315,728 and $2,309,645) (1)                $ 2,358,710             $ 2,310,493
Securities classified as held to maturity, at amortized cost
    (fair value of $1,376,341 and $1,357,531)                          1,341,730               1,325,225
---------------------------------------------------------------------------------------------------------
                                                                       3,700,440               3,635,718
Less current maturities                                                   (1,901)                 (5,103)
---------------------------------------------------------------------------------------------------------
                                                                     $ 3,698,539             $ 3,630,615
=========================================================================================================

(1) The increase in the unrealized gain for the first three months of 2001 was due principally to decreases in longer-term market interest rates.

NOTE D - DERIVATIVE FINANCIAL INSTRUMENTS

Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes.

A portion of Viad's Payment Services business involves the payment of variable-rate commissions to selling agents of its official check program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents. The receivables are sold at a discount, based on short-term variable interest rates. Variable-to-fixed rate swap agreements have been entered into to mitigate the effects of fluctuations on commission expense and on the net proceeds from the agents' receivable sales.

On January 1, 2001, Viad adopted SFAS No. 133 and its related amendments and interpretations. SFAS No. 133 requires that entities record all derivatives as either assets or liabilities, measured at fair value, with the change in fair value of the derivative recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad's swap agreements have been designated and qualify as cash flow hedges. The length of time over which future cash flows are hedged ranges from two to seven years.

Upon adoption of SFAS No. 133, Viad recorded a liability of $12,297,000 (representing the fair value of Viad's swap agreements), a corresponding deferred tax asset of $4,796,000, and a transition adjustment of $7,501,000 reflected in other comprehensive income. At March 31, 2001, the fair value of the swap agreements in the Consolidated Balance Sheets was $67,349,000 which was classified in "Other deferred items and insurance liabilities" and $1,702,000 which was classified in "Other investments and assets."

The effective portion of the change in fair values of derivatives that qualify as cash flow hedges under SFAS No. 133 is recorded in other comprehensive income. Amounts receivable or payable under the swap agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Income Statements under "Costs of sales and services." The amount recognized in earnings due to ineffectiveness of the cash flow hedges was not material. No cash flow hedges were discontinued during the quarter.

Viad is also exposed to foreign currency exchange risk. Forward contracts used to hedge assets and liabilities denominated in foreign currencies are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. Viad records these forward contracts consistent with the accounting requirements under SFAS No. 52, "Foreign Currency Translation." While these contracts economically hedge Viad's foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, was not significant.

NOTE E - DEBT

At March 31, 2001 and December 31, 2000, Viad classified as long-term debt $153,000,000 and $145,503,000, respectively, of short-term borrowings. These borrowings are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March 31, is as follows:

(000 omitted)                                                      2001                        2000
------------------------------------------------------------------------------------------------------------
Computed income taxes at statutory
       federal income tax rate                            $ 11,919       35.0%        $ 11,991        35.0%
Nondeductible goodwill amortization                            871        2.6%             703         2.1%
State income taxes                                           1,151        3.4%             788         2.3%
Other, net                                                     230        0.6%             355         1.0%
------------------------------------------------------------------------------------------------------------
                                                            14,171       41.6%          13,837        40.4%
Tax-exempt income                                           (7,219)     (21.2%)         (8,131)      (23.7%)
Adjustment to estimated annual effective rate (1)            2,800        8.2%           2,500         7.3%
------------------------------------------------------------------------------------------------------------
Provision for income taxes                                 $ 9,752       28.6%         $ 8,206        24.0%
============================================================================================================

(1) Generally accepted accounting principles for interim financial reporting (APB Opinion No. 28) requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. The estimated tax rate for 2001 is higher than in the 2000 quarter due to lower tax-exempt income in proportion to total pre-tax income resulting from the decline in investments in tax-exempt securities in the Payment Services segment.

NOTE G - SUPPLEMENTARY INFORMATION - REVENUES AND OPERATING INCOME

Viad measures profit and performance of its operations on the basis of operating income. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis to reflect income resulting from amounts invested in tax-exempt securities. Intersegment sales and transfers are not significant. Consolidated revenues, operating income and interest expense reflect the elimination (in the 2000 period) of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary. Disclosures regarding Viad's reportable segments along with reconciliations to consolidated totals are presented below.

                                                                               Three months ended March 31,
(000 omitted)                                                                         2001             2000
------------------------------------------------------------------------------------------------------------
Revenues:
      Payment Services                                                           $ 179,298        $ 151,850
      Convention and Event Services                                                289,509          261,852
------------------------------------------------------------------------------------------------------------
          Reportable segments                                                      468,807          413,702
      Travel and Recreation Services                                                 3,659            4,500
------------------------------------------------------------------------------------------------------------
          SUBTOTAL, ONGOING OPERATIONS                                             472,466          418,202
      Sold travel & recreation businesses                                                             5,301
      Intercompany interest elimination                                                                (945)
      Less taxable equivalent adjustment                                           (12,902)         (14,339)
------------------------------------------------------------------------------------------------------------
                                                                                 $ 459,564        $ 408,219
============================================================================================================

Operating income:
      Payment Services                                                           $  34,795        $  29,746
      Convention and Event Services                                                 24,743           27,464
------------------------------------------------------------------------------------------------------------
          Reportable segments                                                       59,538           57,210
      Travel and Recreation Services                                                (1,750)          (1,498)
------------------------------------------------------------------------------------------------------------
          SUBTOTAL, ONGOING OPERATIONS                                              57,788           55,712
      Sold travel & recreation businesses                                                               863
      Corporate activities and minority interests                                   (4,567)          (4,899)
      Intercompany interest elimination                                                                (945)
      Less taxable equivalent adjustment                                           (12,902)         (14,339)
------------------------------------------------------------------------------------------------------------
                                                                                    40,319           36,392

Other investment income                                                              1,280            4,478
Interest expense                                                                    (7,545)          (6,611)

------------------------------------------------------------------------------------------------------------
Income before income taxes                                                       $  34,054        $  34,259
============================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Viad Corp ("Viad") focuses on two principal service businesses: Payment Services and Convention and Event Services.

There were no material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the "Results of Operations" section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2000.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF FIRST QUARTER OF 2001 TO THE FIRST QUARTER OF 2000:

In the first quarter of 2001, revenues increased $51.3 million, or 12.6 percent, to $459.6 million from $408.2 million in 2000. Payment Services invests in an appropriate mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Revenues of ongoing operations on the fully taxable equivalent basis, excluding the sold travel and recreation businesses, rose 13.0 percent for the quarter.

Net income for the first quarter of 2001 was $24.3 million, or $0.28 per share, compared to $26.1 million, or $0.28 per share, for the first quarter of 2000.

Cash earnings per share, defined as income plus after-tax goodwill amortization, was $0.32, even with the first quarter of 2000. Cash earnings per share does not represent a measure of cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to similarly titled measures reported by other companies.

There were 5.5 million fewer average outstanding and potentially dilutive common shares in the first quarter of 2001 than in the first quarter of 2000, due primarily to share repurchase programs throughout 2000 and in the first quarter of 2001.

PAYMENT SERVICES. On the fully taxable equivalent basis, first quarter 2001 revenues of the Payment Services segment were $179.3 million, up $27.4 million, or 18.1 percent, from 2000 first quarter revenues. On the same basis, operating income increased $5.0 million, or 17.0 percent. Operating margins on the fully taxable equivalent basis were 19.4 percent in the first quarter of 2001, compared with 19.6 percent in the 2000 first quarter. Results were driven by continuing strong growth in official check and money order operations, offset slightly by higher costs in gaming cash access services. In spite of some ongoing softness in the U.S.-to-Mexico corridor, overall MoneyGram continued to show improvement with transaction volume growing in the mid-teens, led by strong International and Express Payment transaction volume growth. Average investable funds were 28 percent higher in the 2000 first quarter, resulting in higher investment income.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues increased $27.7 million, or 10.6 percent, to $289.5 million in the first quarter of 2001. Operating income for the segment decreased $2.7 million, or 9.9 percent from the first quarter of 2000. Operating margins were 8.5 percent in the first quarter of 2001 compared with 10.5 percent in the first quarter of 2000, resulting from continued higher labor and certain show production costs. The segment continues to move aggressively forward on eliminating and controlling overhead and reducing other costs from where they were in the latter part of 2000.

TRAVEL AND RECREATION SERVICES. Revenues of the ongoing travel and recreation businesses were $3.7 million for the first quarter of 2001, compared with $4.5 million in the first quarter 2000, mainly due to a slow winter ski season. The seasonal operating loss was $1.8 million compared with $1.5 million in the 2000 quarter. The first and fourth quarters are historically the slowest periods for these businesses due to the seasonal slowdown and the winter closure of the Glacier Park facilities.

NET INTEREST EXPENSE. Other investment income was $1.3 million and $4.5 million in the first quarter of 2001 and 2000, respectively. The decline in interest income is due primarily to the use of investment proceeds for the repurchase of treasury shares throughout 2000 and in the first quarter of 2001. Interest expense increased to $7.5 million in the first quarter 2001 compared to $6.6 million in the first quarter of 2000, primarily as a result of higher average debt levels in the 2001 period.

INCOME TAXES. The effective tax rate in the 2001 first quarter was 28.6 percent compared to 24.0 percent for the first quarter of 2000. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. The estimated annual tax rate for 2001 is expected to be higher than the tax rate in 2000 due to lower tax-exempt income in proportion to total pre-tax income, resulting from the decline in investments in tax-exempt securities in the Payment Services segment.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at March 31, 2001 was $445.9 million compared with $447.1 million at December 31, 2000. The debt-to-capital ratio was 0.37 to 1 at both March 31, 2001 and December 31, 2000.

In January 2001, Viad announced its intent to repurchase 2 million to 3 million shares of its common stock in addition to its ongoing program to replace common shares issued upon exercise of stock options and in connection with other stock compensation plans. During the first quarter of 2001, Viad repurchased approximately 1.4 million treasury shares for $34.0 million under its stock repurchase programs. Net proceeds from the exercise of stock options totaled $7.5 million during the first three months of 2001.

EBITDA is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization and includes the fully taxable equivalent adjustment. EBITDA for the first three months of 2001 was $72.7 million, up from $71.3 million for the first quarter of 2000.

Effective January 1, 2001, Viad transferred $260.0 million from securities classified as held-to-maturity to securities classified as available-for-sale as permitted in conjunction with the initial adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Viad's primary market risk exposures are fluctuations in interest rates and foreign exchange rates. Certain derivative financial instruments are used as part of Viad's risk management strategy to manage exposure to changes in these rates. Derivatives are not used for speculative purposes.

As described in Notes B and C, debt and equity securities classified as "available-for-sale" are carried at fair value, with the net unrealized holding gain or loss included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." A portion of Viad's Payment Services business involves the payment of commissions to selling agents of its official check program as described in Note D. A Viad Payment Services subsidiary has also entered into agreements to sell receivables from its bill payment and money order agents. The agent commissions and net proceeds from the agents' receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through swap agreements which convert the variable rate payments to fixed rates. Viad is also exposed to short-term interest rate risk on certain of its debt obligations.

Upon adoption of SFAS No. 133 on January 1, 2001, Viad recorded a liability of $12.3 million (representing the fair value of Viad's swap agreements), a corresponding deferred tax asset of $4.8 million, and a transition adjustment of $7.5 million in other comprehensive income.

Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions payable to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the annual decrease in pre-tax income would be approximately $3.8 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an annual increase in pre-tax income of approximately $3.8 million.

The fair value of securities classified as available-for-sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $78.9 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $48.1 million), an estimated increase in the fair value of Viad's swap agreements of approximately $53.6 million (along with an after-tax increase in accumulated other comprehensive income of $32.7 million) and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt of approximately $2.3 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $76.4 million (along with an after-tax increase in accumulated other comprehensive income of approximately $46.6 million), an estimated decrease in the fair value of Viad's swap agreements of approximately $53.6 million (along with an after-tax decrease in accumulated other comprehensive income of $32.7 million) and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt of approximately $2.3 million.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit No. 10.A - Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 15, 2001.

         Exhibit No. 10.B - Copy of form of Performance Driven Restricted Stock Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan.

         Exhibit No. 10.C - Copy of form of Restricted Stock Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan.

         Exhibit No. 10.D - Copy of Viad Corp Management Incentive Plan, as amended on March 15, 2001.

         Exhibit No. 10.E - Copy of Viad Corp Performance Unit Incentive Plan, as amended on March 15, 2001.

         Exhibit No. 10.F(i) - Copy of Amended and Restated Executive Severance Agreement, as of March 15, 2001, between Viad Corp and Robert H. Bohannon.

         Exhibit No. 10.F(ii) - Copy of forms of Viad Corp Amended and Restated Executive Severance Plans (First and Second Tier), as of March 15, 2001.

   (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIAD CORP
                                          (Registrant)

April 24, 2001                            By /s/ Catherine L. Stevenson
                                          -----------------------------
                                          Catherine L. Stevenson
                                          Vice President - Controller
                                          (Chief Accounting Officer
                                          and Authorized Officer)

                               INDEX TO EXHIBITS

         Exhibit No. 10.A - Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 15, 2001.

         Exhibit No. 10.B - Copy of form of Performance Driven Restricted Stock Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan.

         Exhibit No. 10.C - Copy of form of Restricted Stock Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan.

         Exhibit No. 10.D - Copy of Viad Corp Management Incentive Plan, as amended on March 15, 2001.

         Exhibit No. 10.E - Copy of Viad Corp Performance Unit Incentive Plan, as amended on March 15, 2001.

         Exhibit No. 10.F(i) - Copy of Amended and Restated Executive Severance Agreement, as of March 15, 2001, between Viad Corp and Robert H. Bohannon.

         Exhibit No. 10.F(ii) - Copy of forms of Viad Corp Amended and Restated Executive Severance Plans (First and Second Tier), as of March 15, 2001.