Form 10-Q
period 2001-06-30
VIAD CORP
filed 2001-07-25
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
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


As of June 29, 2001, 88,385,367 shares of Common Stock ($1.50 par value) were outstanding.

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2001        December 31,
(000 omitted, except share data)                                                (Unaudited)            2000
--------------------------------                                                -----------            ----
ASSETS
Current assets:
     Cash and cash equivalents                                                  $    36,509         $    42,298
     Short-term investments                                                          67,401              42,538
     Receivables                                                                    106,016             115,792
     Inventories                                                                     87,818              87,131
     Deferred income taxes                                                           38,456              40,050
     Other current assets                                                            40,289              32,511
                                                                                -----------         -----------
                                                                                    376,489             360,320
     Funds, agents' receivables and current maturities of investments
         restricted for payment service obligations                               1,154,869           1,194,545
                                                                                -----------         -----------
     Total current assets                                                         1,531,358           1,554,865
Investments in securities                                                            48,636              41,018
Investments restricted for payment service obligations                            4,495,438           3,630,615
Property and equipment                                                              280,475             286,157
Other investments and assets                                                         88,467             102,967
Deferred income taxes                                                                47,509              46,596
Intangibles                                                                         631,497             638,013
                                                                                -----------         -----------
                                                                                $ 7,123,380         $ 6,300,231
                                                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term bank loans                                                      $    26,375         $     2,666
     Accounts payable                                                                73,446              81,146
     Other current liabilities                                                      184,557             180,738
     Current portion of long-term debt                                               42,134              67,134
                                                                                -----------         -----------
                                                                                    326,512             331,684
     Payment service obligations                                                  5,428,533           4,607,296
                                                                                -----------         -----------
          Total current liabilities                                               5,755,045           4,938,980
Long-term debt                                                                      359,148             377,306
Pension and other postretirement benefits                                            73,580              74,280
Other deferred items and insurance liabilities                                      172,018             135,588
Minority interests                                                                    3,844               4,263
$4.75 Redeemable preferred stock                                                      6,668               6,658
Common stock and other equity:
     Common stock, $1.50 par value, 200,000,000 shares
         authorized, 99,739,925 shares issued                                       149,610             149,610
     Additional capital                                                             241,946             245,634
     Retained income                                                                780,910             755,041
     Unearned employee benefits and other                                           (91,336)            (94,804)
     Accumulated other comprehensive income:
         Unrealized gain on securities classified as available for sale              11,484                 656
         Unrealized loss on derivative financial instruments                        (30,458)
         Cumulative translation adjustments                                          (9,798)             (8,612)
         Minimum pension liability adjustment                                        (1,795)             (1,795)
     Common stock in treasury, at cost, 11,354,558 and 10,676,444 shares           (297,486)           (282,574)
                                                                                -----------         -----------
     Total common stock and other equity                                            753,077             763,156
                                                                                -----------         -----------
                                                                                $ 7,123,380         $ 6,300,231
                                                                                ===========         ===========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Quarter ended June 30,        Six months ended June 30,
(000 omitted, except per share data)                     2001            2000            2001            2000
------------------------------------                     ----            ----            ----            ----
Revenues                                               $444,566        $476,528        $904,130        $884,747
                                                       --------        --------        --------        --------

Costs and expenses:
    Costs of sales and services                         386,565         416,306         801,243         783,234
    Corporate activities and minority interests           4,113           5,127           8,680          10,026
    Net interest expense                                  5,298           2,298          11,563           4,431
    Nonrecurring item                                    29,274                          29,274
                                                       --------        --------        --------        --------
                                                        425,250         423,731         850,760         797,691
                                                       --------        --------        --------        --------
Income before income taxes                               19,316          52,797          53,370          87,056
Income taxes                                              1,907          10,489          11,659          18,695
                                                       --------        --------        --------        --------
NET INCOME                                             $ 17,409        $ 42,308        $ 41,711        $ 68,361
                                                       ========        ========        ========        ========

DILUTED NET INCOME PER COMMON SHARE                    $   0.20        $   0.46        $   0.48        $   0.74
Average outstanding and potentially
    dilutive common shares                               86,090          91,748          86,381          91,977
                                                       ========        ========        ========        ========
BASIC NET INCOME PER COMMON SHARE                      $   0.20        $   0.47        $   0.48        $   0.76
Average outstanding common shares                        85,158          89,301          85,359          89,608
                                                       ========        ========        ========        ========
Dividends declared per common share                    $   0.09        $   0.09        $   0.18        $   0.18
                                                       ========        ========        ========        ========
Preferred stock dividends                              $    284        $    284        $    568        $    567
                                                       ========        ========        ========        ========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                 Quarter ended June 30,    Six months ended June 30,
(000 omitted)                                                                    2001            2000        2001            2000
-------------                                                                    ----            ----        ----            ----
Net income                                                                     $ 17,409        $ 42,308    $ 41,711        $ 68,361
                                                                               --------        --------    --------        --------

Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on securities classified as available for sale:
      Transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity
        to securities classified as available-for-sale                                                        3,772
      Holding (losses) gains arising during the period                          (13,677)          1,030      11,523          16,836
      Reclassification adjustment for net realized gains
        included in net income                                                   (1,534)           (673)     (4,467)           (819)
                                                                               --------        --------    --------        --------
                                                                                (15,211)            357      10,828          16,017
                                                                               --------        --------    --------        --------
    Unrealized gain (loss) on derivative financial instruments:
      Cumulative effect of transition adjustment upon initial
        application of Statement of Financial Accounting
        Standards No. 133 on January 1, 2001                                                                 (7,501)
      Holding gains (losses) arising during the period                            4,406                     (30,444)
      Net reclassifications from other comprehensive
        income to net income                                                      5,841                       7,487
                                                                               --------        --------    --------        --------
                                                                                 10,247              --     (30,458)             --
                                                                               --------        --------    --------        --------
    Unrealized foreign currency translation adjustments:
      Holding gains (losses) arising during the period                            2,634          (1,829)     (1,186)         (2,184)
                                                                               --------        --------    --------        --------
Other comprehensive (loss) income                                                (2,330)         (1,472)    (20,816)         13,833
                                                                               --------        --------    --------        --------
Comprehensive income                                                           $ 15,079        $ 40,836    $ 20,895        $ 82,194
                                                                               ========        ========    ========        ========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six months ended June 30,
(000 omitted)                                                                    2001               2000
-------------                                                                    ----               ----
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                                   $    41,711         $    68,361
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                34,922              34,959
     Deferred income taxes                                                        13,749              12,543
     Nonrecurring item                                                            29,274
     Other noncash items, net                                                     (6,044)             (2,029)
     Change in operating assets and liabilities:
        Receivables and inventories                                                1,459             (49,225)
        Accounts payable and accrued compensation                                 (8,676)              4,383
        Other assets and liabilities, net                                        (17,626)               (394)
                                                                             -----------         -----------
                                                                                  88,769              68,598
     Change in Payment service assets and obligations, net                       855,812             216,322
                                                                             -----------         -----------
Net cash provided by operating activities                                        944,581             284,920
                                                                             -----------         -----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                             (24,788)            (18,590)
Acquisitions of businesses, net of cash acquired                                    (865)            (24,155)
Proceeds from disposals of businesses, property and other assets, net                225              14,063
Proceeds from sales and maturities of securities                               1,249,628             970,835
Purchases of securities                                                       (2,116,951)         (1,175,860)
                                                                             -----------         -----------
Net cash used by investing activities                                           (892,751)           (233,707)
                                                                             -----------         -----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                                 (25,333)            (30,319)
Net change in short-term borrowings                                                6,211              39,805
Dividends on common and preferred stock                                          (15,972)            (16,728)
Exercise of stock options                                                         12,097               3,848
Common stock purchased for treasury                                              (34,622)            (38,457)
                                                                             -----------         -----------
Net cash used by financing activities                                            (57,619)            (41,851)
                                                                             -----------         -----------
Net (decrease) increase in cash and cash equivalents                              (5,789)              9,362
Cash and cash equivalents, beginning of year                                      42,298              33,106
                                                                             -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    36,509         $    42,468
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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as discussed in Note D. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of June 30, 2001, and its results of operations and its cash flows for the quarters and six months ended June 30, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

As described in notes to Viad's annual financial statements, a Payment Services subsidiary hedges a substantial portion of the variable-rate commission payments to its selling agents and the net proceeds of selling receivables from its bill payment and money order agents through swap agreements (see Note D). The swap agreements effectively convert such variable rates to fixed rates.

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds and the fair value of related swap agreements:

                                                                      June 30,         December 31,
(000 omitted)                                                           2001               2000
-------------                                                           ----               ----
Funds, agents' receivables and current maturities of
     investments restricted for payment service obligations,        $ 1,154,869         $ 1,194,545
Investments restricted for payment service obligations (1)            4,495,438           3,630,615
Other assets available for payment service obligations                   24,723              24,781
Payment service obligations                                          (5,428,533)         (4,607,296)
Fair value of swap agreements (2)                                       (48,877)            (12,297)
                                                                    -----------         -----------
Total                                                               $   197,620         $   230,348
                                                                    ===========         ===========

(1) Securities classified as "available-for-sale" are carried at market value, and securities classified as "held-to-maturity" are carried at amortized cost in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note C).

(2) The fair value represents the estimated amounts that Viad would pay to counterparties to terminate the swap agreements at June 30, 2001 and December 31, 2000. At December 31, 2000, the fair value of such swap agreements was not included in Viad's Consolidated Balance Sheet (see Note D).

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

Investments restricted for payment service obligations are classified as follows:

                                                                      June 30,          December 31,
(000 omitted)                                                           2001                2000
-------------                                                           ----                ----
Securities classified as available-for-sale, at fair value
     (amortized cost of $3,037,858 and $2,309,645)                  $ 3,055,835         $ 2,310,493
Securities classified as held-to-maturity, at amortized cost
     (fair value of $1,466,499 and $1,357,531)                        1,439,603           1,325,225
                                                                    -----------         -----------
                                                                      4,495,438           3,635,718
Less current maturities                                                                      (5,103)
                                                                    -----------         -----------
                                                                    $ 4,495,438         $ 3,630,615
                                                                    ===========         ===========

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

Upon adoption of SFAS No. 133, Viad recorded a liability of $12,297,000 (representing the fair value of Viad's swap agreements), a corresponding deferred tax asset of $4,796,000, and a transition adjustment of $7,501,000 reflected in other comprehensive income. At June 30, 2001, the fair value of the swap agreements in the Consolidated Balance Sheet is classified under the caption, "Other deferred items and insurance liabilities."

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

NOTE E - DEBT

At June 30, 2001 and December 31, 2000, Viad classified as long-term debt $128,000,000 and $145,503,000, respectively, of short-term borrowings. These borrowings are supported by unused commitments under a $300,000,000 long-term revolving bank credit agreement.

NOTE F - INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 30, is as follows:

(000 omitted)                                                     2001                       2000
-------------                                                     ----                       ----
Computed income taxes at statutory
     federal income tax rate                             $  18,680      35.0%       $  30,470        35.0%
Nondeductible goodwill amortization                          1,743       3.3%           1,682         1.9%
State income taxes                                           2,126       4.0%           1,800         2.1%
Other, net                                                   1,261       2.3%             418         0.5%
                                                         ---------      ----        ---------        ----
                                                            23,810      44.6%          34,370        39.5%
Tax-exempt income                                          (14,451)    (27.1%)        (17,575)      (20.2%)
Adjustment to estimated annual effective rate (1)            2,300       4.3%           1,900         2.2%
                                                         ---------      ----        ---------        ----
Provision for income taxes (2)                           $  11,659      21.8%       $  18,695        21.5%
                                                         =========      ====        =========        ====

(1) Generally accepted accounting principles for interim financial reporting (APB Opinion No. 28) requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

(2) Excluding the effect of the nonrecurring item, the effective tax rate for the first six months of 2001 was 27.4 percent. The estimated tax rate for 2001 before the nonrecurring item is higher than in 2000 due to lower tax-exempt income in proportion to total pre-tax income, resulting from a shift in the mix of investments from higher-yield nontaxable to lower-yield taxable investments, as Viad balances its alternative minimum tax position.

NOTE G - SUPPLEMENTARY INFORMATION - REVENUES AND OPERATING INCOME

Viad measures profit and performance of its operations on the basis of operating income before nonrecurring items. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis for income resulting from investments in tax-exempt securities. Intersegment sales and transfers are not significant. Corporate activities include expenses not allocated to operations. Consolidated revenues, operating income and interest expense in 2000 reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary. Disclosures regarding Viad's reportable segments along with reconciliations to consolidated totals are presented below.

                                                            Quarter ended June 30,             Six months ended June 30,
(000 omitted)                                               2001              2000              2001              2000
-------------                                               ----              ----              ----              ----
Revenues:
      Payment Services                                   $ 187,020         $ 167,635         $ 366,318         $ 319,485
      Convention and Event Services                        254,447           295,638           543,956           557,490
                                                         ---------         ---------         ---------         ---------
          Reportable segments                              441,467           463,273           910,274           876,975
      Travel and Recreation Services                        15,876            18,415            19,535            22,915
                                                         ---------         ---------         ---------         ---------
          SUBTOTAL, ONGOING OPERATIONS                     457,343           481,688           929,809           899,890
      Sold travel and recreation businesses                                   12,363                              17,664
      Intercompany interest elimination                                         (677)                             (1,622)
      Less taxable equivalent adjustment                   (12,777)          (16,846)          (25,679)          (31,185)
                                                         ---------         ---------         ---------         ---------
                                                         $ 444,566         $ 476,528         $ 904,130         $ 884,747
                                                         =========         =========         =========         =========

Operating income before nonrecurring item:
      Payment Services                                   $  43,682         $  38,310         $  78,477         $  68,056
      Convention and Event Services                         23,485            33,326            48,228            60,790
                                                         ---------         ---------         ---------         ---------
          Reportable segments                               67,167            71,636           126,705           128,846
      Travel and Recreation Services                         3,611             4,815             1,861             3,317
                                                         ---------         ---------         ---------         ---------
          SUBTOTAL, ONGOING OPERATIONS                      70,778            76,451           128,566           132,163
      Sold travel and recreation businesses                                    1,294                               2,157
      Corporate activities and minority interests           (4,113)           (5,127)           (8,680)          (10,026)
      Intercompany interest elimination                                         (677)                             (1,622)
      Less taxable equivalent adjustment                   (12,777)          (16,846)          (25,679)          (31,185)
                                                         ---------         ---------         ---------         ---------
                                                            53,888            55,095            94,207            91,487
Other investment income                                      1,490             3,743             2,770             8,221
Interest expense                                            (6,788)           (6,041)          (14,333)          (12,652)
Nonrecurring item                                          (29,274)                            (29,274)
                                                         ---------         ---------         ---------         ---------
Income before income taxes                               $  19,316         $  52,797         $  53,370         $  87,056
                                                         =========         =========         =========         =========

NOTE H - NONRECURRING ITEM

On August 18, 2000, Key3Media Group, Inc. ("Key3Media"), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES Exposition Services, Inc. ("GES") to produce tradeshows. The companies have been involved in litigation regarding the contract termination. GES and Key3Media have agreed to end the litigation. As a result of the settlement, Viad recorded a second quarter noncash provision totaling $29,274,000 ($18,267,000 after-tax, or $0.21 per diluted share) representing primarily the write-off of net receivables and prepayments made to Key3Media. The settlement will have no adverse impact on future operations.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for Viad on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Viad is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Viad Corp ("Viad") focuses on two principal service businesses: Payment Services and Convention and Event Services.

There were no material changes in the nature of Viad's business, nor were there any changes in the general characteristics of its operations as described and discussed in the "Results of Operations" section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2000.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF SECOND QUARTER OF 2001 TO THE SECOND QUARTER OF 2000:

In the second quarter of 2001, revenues decreased 6.7 percent, to $444.6 million from $476.5 million in 2000. Payment Services invests in an appropriate mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Revenues of ongoing operations on a fully taxable equivalent basis were $457.3 million in the 2001 second quarter, down 5.1 percent. Operating income on the same basis was $70.8 million for the 2001 second quarter compared with $76.5 million for the prior year, and operating margins were 15.5 percent in 2001 compared to 15.9 percent in 2000. See Note G of Notes to Consolidated Financial Statements.

Net income for the second quarter of 2001 was $17.4 million, or $0.20 per share, compared to $42.3 million, or $0.46 per share, for the second quarter of 2000. Excluding a nonrecurring, noncash provision related to the resolution of the Key3Media litigation (described further in Note H of Notes to Consolidated Financial Statements), second quarter 2001 income was $35.7 million, or $0.41 per share.

                                               Quarter ended June 30,
(000 omitted, except per share data)          2001               2000
------------------------------------          ----               ----
INCOME BEFORE NONRECURRING ITEM             $ 35,676         $   42,308
Nonrecurring item                            (18,267)
                                            --------         ----------
Net income                                  $ 17,409         $   42,308
                                            ========         ==========

DILUTED NET INCOME PER COMMON SHARE:
INCOME BEFORE NONRECURRING ITEM             $   0.41         $     0.46
Nonrecurring item                              (0.21)
                                            --------         ----------
Net income per share                        $   0.20         $     0.46
                                            ========         ==========

Cash earnings per share, defined as income before nonrecurring items plus after-tax goodwill amortization, was $0.45, down 10 percent from the 2000 second quarter. Cash earnings per share does not represent a measure of cash flows from operations as defined by generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.

There were 5.7 million fewer average outstanding and potentially dilutive common shares in the second quarter of 2001 than in the second quarter of 2000, due primarily to share repurchases during 2000 and in the first quarter of 2001.

PAYMENT SERVICES. On the fully taxable equivalent basis, second quarter 2001 revenues of the Payment Services segment were $187.0 million, up $19.4 million, or 11.6 percent, from 2000 second quarter revenues. On the same basis, operating income increased $5.4 million, or 14.0 percent. Operating margins on the fully taxable equivalent basis improved to 23.4 percent in the second quarter of 2001 compared with 22.9 percent in the 2000 second quarter. Official check operations reported continuing strong growth, reflecting the ramp-up of new business. Average investable funds were $4.7 billion, up 27 percent from the 2000 quarter. The growth in investable balances was partially offset by lower interest rates. MoneyGram transaction volume grew 21 percent in the 2001 quarter, with all corridors showing improvement. MoneyGram's agent base expanded by 29 percent over the 2000 quarter. These results were partially offset by the effects of a shift in a portion of the mix of investments from higher-yield nontaxable to lower-yield taxable investments as Viad balances its alternative minimum tax position. At December 31, 2000, tax-exempt investments represented 45% of the total investment portfolio versus 27% at June 30, 2001. This shift in the mix of investments contributed to lower growth in revenue and operating income. In addition, Game Financial revenue and operating income growth declined from historic levels due to a heightened competitive pricing environment and a slowdown in customer transactions due to a soft economy.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased $41.2 million, or 13.9 percent, to $254.4 million in the second quarter of 2001. Operating income for the segment decreased $9.8 million, or 29.5 percent, from the second quarter of 2000. Operating margins were 9.2 percent in the second quarter of 2001 versus 11.3 percent in the second quarter of 2000. More than half of the revenue decline relates to show rotation and the loss of Key3Media shows. Results for the second quarter were also impacted by overall softness in the economy. Customers began to delay or cancel exhibit construction or refurbish old exhibits rather than building new exhibits. Revenue at certain tradeshows was down, resulting from a decline in attendance by exhibitors, especially in the technology sector. This pressure is expected to continue throughout the remainder of the year. The segment continues to focus on eliminating and controlling overhead and other costs. As described in the "Recent Developments" section, the segment is finalizing plans to change its organizational structure to make operations more efficient and competitive.

TRAVEL AND RECREATION SERVICES. Revenues of the ongoing travel and recreation businesses were $15.9 million for the second quarter of 2001, down $2.5 million, or 13.8 percent, from 2000 second quarter revenues. Operating income was $3.6 million in the 2001 second quarter compared to $4.8 million in the 2000 second quarter. Operating margins were 22.7 percent in the second quarter of 2001 compared with 26.1 percent in the prior year. These results are primarily due to a decline in tourism to Canada and Glacier National Park (Montana) resulting from uncertainty in the economy and high fuel costs.

NET INTEREST EXPENSE. Other investment income was $1.5 million and $3.7 million in the second quarter of 2001 and 2000, respectively. The decline in interest income is due primarily to the use of investment proceeds for the purchase of treasury shares throughout 2000 and in the first quarter of 2001. Interest expense in the second quarter of 2001 increased to $6.8 million in the second quarter of 2001 compared to $6.0 million in the second quarter of 2000. Lower short-term interest rates were offset by higher average borrowings during the 2001 quarter.

INCOME TAXES. Excluding the nonrecurring item, the effective tax rate in the 2001 second quarter was 26.6 percent compared to 19.9 percent for the second quarter of 2000. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses.

COMPARISON OF FIRST SIX MONTHS OF 2001 TO THE FIRST SIX MONTHS OF 2000:

Revenues for the first six months of 2001 increased $19.4 million, or 2.2 percent, to $904.1 million from $884.7 million in 2000. Revenues of ongoing operations on a fully taxable equivalent basis rose 3.3 percent to $929.8 million. Operating income on the same basis was $128.6 million for the first six months of 2001 compared with $132.2 million for the prior year, and operating margins were 13.8 percent in 2001 compared to 14.7 percent in 2000. See Note G of Notes to Consolidated Financial Statements.

Net income for the first six months of 2001 was $41.7 million, or $0.48 per share, compared to $68.4 million, or $0.74 per share, for the first six months of 2000. Before the nonrecurring item previously discussed, net income for the first six months of 2001 was $60.0 million, or $0.69 per share.

                                                    Six months
                                                  ended June 30,
(000 omitted, except per share data)          2001               2000
------------------------------------          ----               ----
INCOME BEFORE NONRECURRING ITEM             $ 59,978         $   68,361
Nonrecurring item                            (18,267)
                                            --------         ----------
Net income                                  $ 41,711         $   68,361
                                            ========         ==========

DILUTED NET INCOME PER COMMON SHARE:
INCOME BEFORE NONRECURRING ITEM             $   0.69         $     0.74
Nonrecurring item                              (0.21)
                                            --------         ----------
Net income per share                        $   0.48         $     0.74
                                            ========         ==========

Cash earnings per share, as defined above, was $0.77 for the first six months of 2001, down 6.1 percent from the comparable 2000 period.

There were 5.6 million fewer average outstanding and potentially dilutive common shares in the first six months of 2001 than in the first six months of 2000, due primarily to share repurchase programs throughout 2000 and during the first quarter of 2001.

PAYMENT SERVICES. On the fully taxable equivalent basis, revenues of the Payment Services segment for the first six months of 2001 were $366.3 million, up $46.8 million, or 14.7 percent, from 2000 six month revenues. On the same basis, operating income increased $10.4 million, or 15.3 percent. Operating margins on the fully taxable equivalent basis were 21.4 percent for the first six months of 2001, compared with 21.3 percent in the first six months of 2000. Official check operations continued strong growth, reflecting the ramp-up of key new accounts. Transaction volume for MoneyGram grew 19 percent over the prior year, with strong growth in Express Payment and in the Latin America and international corridors. Average investable funds were 27 percent higher in 2001 than in the 2000 period, resulting in higher investment income.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased $13.5 million, or 2.4 percent, to $544.0 million from $557.5 million in the 2000 six month period. Operating income for the segment was $48.2 million, down $12.6 million from $60.8 million in the 2000 period. Operating margins were 8.9 percent compared with 10.9 percent in 2000. Results were impacted by higher labor costs and show rotation. The segment continues to focus on eliminating and controlling overhead and other costs, but many customers are delaying or scaling back exhibit construction and attendance at tradeshows in response to the uncertainty in the economy. This pressure is expected to continue throughout the remainder of the year. As described previously, the segment is finalizing plans to change its organizational structure to make operations more efficient and competitive. See "Recent Developments."

TRAVEL AND RECREATION SERVICES. For the first six months of 2001, revenues of the ongoing travel and recreation businesses were $19.5 million, down $3.4 million, or 14.8 percent, from the first six months of 2000, while operating income decreased $1.5 million for the same period. The decrease in revenue and operating income relates primarily to a decrease in package tour volume and higher fuel costs.

NET INTEREST EXPENSE. Other investment income was $2.8 and $8.2 million in the first six months of 2001 and 2000, respectively. The decline in interest income is due primarily to the use of investment proceeds for the purchase of treasury shares throughout 2000 and during the first quarter of 2001. Interest expense for the first six months of 2001 was $14.3 million compared to $12.7 million for the comparable 2000 period. Higher average borrowings during 2001 were partially offset by the effects of a decrease in short-term interest rates.

INCOME TAXES. Excluding the nonrecurring item, the effective tax rate for the first six months of 2001 was 27.4 percent compared to 21.5 percent for the first six months of 2000. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. The estimated annual tax rate for 2001 is expected to be higher than the rate in 2000 due to lower tax-exempt income in proportion to total pre-tax income, resulting from a shift in the mix of investments from higher-yield nontaxable to lower-yield taxable investments as Viad balances its alternative minimum tax position.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at June 30, 2001 was $427.7 million compared with $447.1 million at December 31, 2000. The debt-to-capital ratio was 0.36 to 1 at June 30, 2001 and 0.37 to 1 at December 31, 2000.

During the first six months of 2001 (primarily in the first quarter), Viad purchased 1.4 million treasury shares for $34.6 million under Viad's stock repurchase programs. Net proceeds from the exercise of stock options totaled $12.1 million during the first six months of 2001.

EBITDA is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization and nonrecurring items and includes the fully taxable equivalent adjustment. EBITDA for the first six months of 2001 was $157.6 million, down from $165.9 million in the 2000 period, resulting from lower operating income and the decline in investment income.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report on Form 10-K for the year ended December 31, 2000.

RECENT DEVELOPMENTS:

In light of the uncertain economy, Viad is taking steps to ensure that its cost structure is more competitive, especially in the Convention and Event Services segment. Therefore, in the third quarter of 2001, Viad will finalize and begin implementation of a restructuring plan that includes facility closures and workforce reductions, which is expected to result in a third quarter pre-tax charge of approximately $25 million to $30 million.

FORWARD-LOOKING STATEMENTS:

As provided by the safe harbor provision under the "Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain forward-looking statements, assumptions and discussions, including those relating to estimates, plans, expectations of or current trends in future growth, productivity improvements, consumer demand, new business, investment policies, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, restructuring plans and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Viad's primary market risk exposures are fluctuations in interest rates and foreign exchange rates. Certain derivative financial instruments are used as part of Viad's risk management strategy to manage exposure to changes in these rates. Derivatives are not used for speculative purposes.

As described in Notes B and C, debt and equity securities classified as "available-for-sale" are carried at fair value, with the net unrealized holding gain or loss included in the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." A portion of Viad's Payment Services business involves the payment of commissions to selling agents of its official check program as described in Note D. A Viad Payment Services subsidiary has also entered into agreements to sell receivables from its bill payment and money order agents. The agent commissions and net proceeds from the agents' receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through swap agreements that convert the variable-rate payments to fixed rates. Viad is also exposed to short-term interest rate risk on certain of its debt obligations.

Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions payable to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the annual decrease in pre-tax income would be approximately $4.2 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an annual increase in pre-tax income of approximately $4.3 million.

The fair value of securities classified as available-for-sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $87.3 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $53.3 million), an estimated increase in the fair value of Viad's swap agreements of approximately $53.9 million (along with an after-tax increase in accumulated other comprehensive income of $32.9 million) and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt of approximately $2.1 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $84.6 million (along with an after-tax increase in accumulated other comprehensive income of approximately $51.6 million), an estimated off-balance-sheet decrease in the fair value of Viad's swap agreements of approximately $53.9 million (along with an after-tax decrease in accumulated other comprehensive income of $32.9 million) and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt of approximately $2.2 million.


PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 18, 2000, Key3Media Group, Inc. ("Key3Media"), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES Exposition Services, Inc. ("GES") to produce tradeshows. The companies have been involved in litigation regarding the contract termination. GES and Key3Media have agreed to end the litigation. As a result of the settlement, Viad recorded a second quarter noncash provision totaling $29,274,000 ($18,267,000 after-tax, or $0.21 per diluted share) representing primarily the write-off of net receivables and prepayments made to Key3Media. The settlement will have no adverse impact on future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of stockholders of Viad Corp was held May 8, 2001.

(b) Not applicable-(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management's nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c) Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

         1.       The election of Directors as follows:

                  Jess Hay
                  Affirmative Vote.............................       78,067,328
                  Withheld Authority...........................        1,247,041

                  Linda Johnson Rice
                  Affirmative Vote.............................       78,491,104
                  Withheld Authority...........................          823,265

                  Timothy R. Wallace
                  Affirmative Vote.............................       78,524,669
                  Withheld Authority...........................          789,700

         2. The appointment of Deloitte & Touche LLP to audit the accounts of Viad and its subsidiaries for the fiscal year 2001.

                  Affirmative Vote.............................       77,006,736
                  Against......................................        2,214,799
                  Abstentions..................................           92,834

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No. 10.A - Copy of First Amendment dated as of May 8, 2001, to the Viad Corp Supplemental TRIM Plan.

         Exhibit No. 10.B - Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001.


(b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  VIAD CORP
                                                  (Registrant)

July 25, 2001                                     By /s/ Catherine L. Stevenson
                                                  -----------------------------
                                                  Catherine L. Stevenson
                                                  Vice President - Controller
                                                  (Chief Accounting Officer
                                                  and Authorized Officer)

                                 EXHIBIT INDEX

EXHIBITS.#
----------
   10.A      Copy of First Amendment dated as of May 8, 2001, to the Viad Corp
             Supplemental TRIM Plan

   10.B Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001.