Form 10-Q
period 2001-09-30
VIAD CORP
filed 2001-10-23
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001
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

                  Yes    x           No
                       -----            -----


As of September 28, 2001, 88,571,215 shares of Common Stock ($1.50 par value) were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30, 2001         December 31,
(000 omitted, except share data)                                     (Unaudited)                2000
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                        $    35,366         $    42,298
    Short-term investments                                               104,161              42,538
    Receivables                                                           82,204             115,792
    Inventories                                                           75,017              87,131
    Deferred income taxes                                                 44,144              40,050
    Other current assets                                                  38,107              32,511
-----------------------------------------------------------------------------------------------------
                                                                         378,999             360,320
    Funds, agents' receivables and current maturities of
       investments restricted for payment service obligations            633,960           1,194,545
-----------------------------------------------------------------------------------------------------
    Total current assets                                               1,012,959           1,554,865
Investments in securities                                                 45,926              41,018
Investments restricted for payment service obligations                 4,975,547           3,630,615
Property and equipment                                                   261,319             286,157
Other investments and assets                                              83,113             102,967
Deferred income taxes                                                     65,636              46,596
Intangibles                                                              626,585             638,013
-----------------------------------------------------------------------------------------------------
                                                                     $ 7,071,085         $ 6,300,231
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term bank loans                                            $        --         $     2,666
    Accounts payable                                                      63,232              81,146
    Other current liabilities                                            202,359             180,738
    Current portion of long-term debt                                     41,427              67,134
-----------------------------------------------------------------------------------------------------
                                                                         307,018             331,684
    Payment service obligations                                        5,305,957           4,607,296
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                          5,612,975           4,938,980
Long-term debt                                                           362,074             377,306
Pension and other postretirement benefits                                 74,806              74,280
Derivative financial instruments                                         139,651
Other deferred items and insurance liabilities                           146,627             135,588
Minority interests                                                         4,486               4,263
$4.75 Redeemable preferred stock                                           6,673               6,658
Common stock and other equity:
    Common stock, $1.50 par value, 200,000,000 shares
       authorized, 99,739,925 shares issued                              149,610             149,610
    Additional capital                                                   219,747             245,634
    Retained income                                                      757,214             755,041
    Unearned employee benefits and other                                 (70,934)            (94,804)
    Accumulated other comprehensive income:
       Unrealized gain on securities classified as
          available-for-sale                                              63,271                 656
       Unrealized loss on derivative financial instruments               (88,078)
       Cumulative translation adjustments                                (12,618)             (8,612)
       Minimum pension liability adjustment                               (1,795)             (1,795)
    Common stock in treasury, at cost, 11,168,710 and
          10,676,444 shares                                             (292,624)           (282,574)
-----------------------------------------------------------------------------------------------------
    Total common stock and other equity                                  723,793             763,156
-----------------------------------------------------------------------------------------------------
                                                                     $ 7,071,085         $ 6,300,231
=====================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Quarter ended September 30,           Nine months ended September 30,
(000 omitted, except per share data)                     2001                2000                2001                2000
----------------------------------------------------------------------------------------------------------------------------
Revenues                                              $ 390,086         $   429,016         $ 1,294,216         $ 1,313,763
----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Costs of sales and services                          352,911             373,054           1,154,154           1,156,288
   Corporate activities and minority interests            2,353               3,414              11,033              13,440
   Net interest expense                                   4,997               3,281              16,560               7,712
   Restructuring charges and other items                 67,370              (2,091)             96,644              (2,091)
----------------------------------------------------------------------------------------------------------------------------
                                                        427,631             377,658           1,278,391           1,175,349
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       (37,545)             51,358              15,825             138,414
Income tax expense (benefit)                            (21,781)              7,346             (10,122)             26,041
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $ (15,764)        $    44,012         $    25,947         $   112,373
============================================================================================================================

DILUTED NET INCOME (LOSS)
   PER COMMON SHARE                                   $   (0.19)        $      0.48         $      0.29         $      1.22
Average outstanding and potentially
   dilutive common shares                                86,280              91,287              86,347              91,747
============================================================================================================================

BASIC NET INCOME (LOSS)
   PER COMMON SHARE                                   $   (0.19)        $      0.49         $      0.29         $      1.25
Average outstanding common shares                        85,560              88,977              85,426              89,398
============================================================================================================================

Dividends declared per common share                   $    0.09         $      0.09         $      0.27         $      0.27
============================================================================================================================

Preferred stock dividends                             $     285         $       283         $       853         $       850
============================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                     Quarter ended September 30,     Nine months ended September 30,
(000 omitted)                                                           2001             2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $(15,764)        $ 44,012         $ 25,947         $ 112,373
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities classified
     as available-for-sale:
     Transition adjustment, effective January 1, 2001,
        resulting from the transfer of securities
        classified as held-to-maturity to securities
        classified as available-for-sale                                                                   3,772
     Holding gains arising during the period                            53,601           19,658           65,124            36,494
     Reclassification adjustment for net realized gains
        included in net income                                          (1,814)            (244)          (6,281)           (1,063)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        51,787           19,414           62,615            35,431
------------------------------------------------------------------------------------------------------------------------------------

   Unrealized gain (loss) on derivative financial instruments:
     Cumulative effect of transition adjustment upon initial
        application of Statement of Financial Accounting
        Standards No. 133 on January 1, 2001                                                              (7,501)
     Holding losses arising during the period                          (66,602)                          (97,046)
     Net reclassifications from other comprehensive
      income to net income                                               8,982                            16,469
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (57,620)              --          (88,078)               --
------------------------------------------------------------------------------------------------------------------------------------
   Unrealized foreign currency translation adjustments:
     Holding losses arising during the period                           (2,820)          (1,864)          (4,006)           (4,048)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                       (8,653)          17,550          (29,469)           31,383
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                           $(24,417)        $ 61,562         $ (3,522)        $ 143,756
====================================================================================================================================

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine months ended September 30,
(000 omitted)                                                                      2001            2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                                       $ 25,947       $ 112,373
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                  52,582          52,708
    Deferred income taxes                                                          (6,634)          9,945
    Restructuring charges and other items                                          96,644           8,165
    Other noncash items, net                                                           75          (6,933)
    Change in operating assets and liabilities:
      Receivables and inventories                                                  33,792         (84,346)
      Accounts payable and accrued compensation                                   (18,721)        (17,242)
      Other assets and liabilities, net                                           (21,332)         (8,218)
----------------------------------------------------------------------------------------------------------
                                                                                  162,353          66,452
    Change in payment service assets and obligations, net                       1,249,134         448,122
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       1,411,487         514,574
----------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                              (36,259)        (30,955)
Acquisitions of businesses, net of cash acquired                                     (865)        (24,155)
Proceeds from disposals of businesses, property and other assets, net                 309          43,731
Proceeds from sales and maturities of securities                                1,754,215       1,105,179
Purchases of securities                                                        (3,048,231)     (1,565,738)
Cash provided by discontinued operations                                                           10,585
----------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (1,330,831)       (461,353)
----------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                                  (26,203)        (31,073)
Net change in short-term borrowings                                               (17,272)         71,415
Dividends on common and preferred stock                                           (23,967)        (25,047)
Exercise of stock options                                                          14,476           7,372
Common stock purchased for treasury                                               (34,622)        (62,753)
----------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                             (87,588)        (40,086)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               (6,932)         13,135
Cash and cash equivalents, beginning of year                                       42,298          33,106
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 35,366        $ 46,241
==========================================================================================================

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as discussed in Note D. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of September 30, 2001, and its results of operations and its cash flows for the quarters and nine months ended September 30, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds and the fair value of related swap agreements:

                                                                 September 30,           December 31,
(000 omitted)                                                             2001                   2000
------------------------------------------------------------------------------------------------------
Funds, agents' receivables and current maturities of
    investments restricted for payment service obligations       $   633,960            $ 1,194,545
Investments restricted for payment service obligations (1)         4,975,547              3,630,615
Other assets available for payment service obligations                 7,746                 24,781
Payment service obligations                                       (5,305,957)            (4,607,296)
Fair value of swap agreements (2)                                   (143,602)               (12,297)
------------------------------------------------------------------------------------------------------
Total                                                            $   167,694            $   230,348
======================================================================================================

(1) Securities classified as "available-for-sale" are carried at market value, and securities classified as "held-to-maturity" are carried at amortized cost in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note C).

(2) The fair value represents the estimated amounts that Viad would pay to counterparties to terminate the swap agreements at September 30, 2001 and December 31, 2000. At December 31, 2000, the fair value of such swap agreements was not included in Viad's Consolidated Balance Sheet (see Note D).

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

Investments restricted for payment service obligations are classified as follows:


                                                                    September 30,       December 31,
(000 omitted)                                                           2001               2000
----------------------------------------------------------------------------------------------------
Securities classified as available-for-sale, at fair value
    (amortized cost of $3,356,070 and $2,309,645)                   $ 3,459,454         $2,310,493
Securities classified as held-to-maturity, at amortized cost
    (fair value of $1,567,199 and $1,357,531)                         1,516,093          1,325,225
----------------------------------------------------------------------------------------------------
                                                                      4,975,547          3,635,718
Less current maturities                                                                     (5,103)
----------------------------------------------------------------------------------------------------
                                                                    $ 4,975,547         $3,630,615
====================================================================================================

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

Upon adoption of SFAS No. 133, Viad recorded a liability of $12,297,000 (representing the fair value of Viad's swap agreements), a corresponding deferred tax asset of $4,796,000, and a transition adjustment of $7,501,000 reflected in other comprehensive income. At September 30, 2001, the current portion of the fair value of the swap agreements totaling $3,951,000 is included under the caption, "Other current liabilities." The $139,651,000 noncurrent portion of the swap agreements is included under the caption, "Derivative financial instruments."

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

NOTE E - DEBT

Effective August 31, 2001, Viad completed credit facilities totaling $425,000,000 to replace its previous $300,000,000 revolving bank credit agreement and to support letters of credit and a Canadian facility without increasing Viad's overall credit capacity. The $425,000,000 includes a $225,000,000 five-year facility and a $200,000,000 364-day facility. At September 30, 2001 and December 31, 2000, Viad classified as long-term debt $130,833,000 and $145,503,000, respectively, of short-term borrowings supported by unused commitments under the applicable long-term revolving credit facility.

NOTE F - INCOME TAXES

A reconciliation of the provision (benefit) for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September 30, is as follows:


(000 omitted)                                                   2001                           2000
------------------------------------------------------------------------------------------------------------
Computed income taxes at statutory
    federal income tax rate                          $   5,539         35.0%          $ 48,445        35.0%
Nondeductible goodwill amortization                      2,614         16.5%             2,536         1.8%
State income taxes                                         402          2.5%             2,598         1.9%
Other, net                                               1,596         10.1%             1,272         0.9%
------------------------------------------------------------------------------------------------------------
                                                        10,151         64.1%            54,851        39.6%
Tax-exempt income                                      (20,548)      (129.7%)          (27,310)      (19.7%)
Adjustment to estimated annual effective rate (1)          275          1.7%            (1,500)       (1.1%)
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                         $ (10,122)       (63.9%)         $ 26,041        18.8%
============================================================================================================

(1) Generally accepted accounting principles for interim financial reporting (APB Opinion No. 28) requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

Excluding the effect of the total restructuring charges and other items on pre-tax income (see Note H), the estimated effective tax rate for the first nine months of 2001 and 2000 was 25.0 percent and 18.2 percent, respectively. The estimated 25 percent effective tax rate for 2001 is higher than the comparable 2000 tax rate due to lower tax-exempt income in proportion to total pre-tax income, resulting from a shift in the mix of investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on pre-tax income before total restructuring charges and other items for the nine months ended September 30, is as follows:

(000 omitted)                                            2001                    2000
--------------------------------------------------------------------------------------------
Computed income taxes at statutory
    federal income tax rate                      $ 40,670     35.0%      $ 47,713     35.0%
Nondeductible goodwill amortization                 2,614      2.3%         2,536      1.9%
State income taxes (1)                              4,657      4.0%         2,509      1.8%
Other, net                                          1,381      1.2%           879      0.6%
--------------------------------------------------------------------------------------------
                                                   49,322     42.5%        53,637     39.3%
Tax-exempt income                                 (20,548)   (17.7%)      (27,310)   (20.0%)
Adjustment to estimated annual effective rate         275      0.2%        (1,500)    (1.1%)
--------------------------------------------------------------------------------------------
Income tax expense                               $ 29,049     25.0%      $ 24,827     18.2%
============================================================================================

(1) Due to lower operating income in the Convention and Events Services segment, tax savings associated with filing consolidated state income tax returns is lower than anticipated, resulting in a higher effective state tax rate.

NOTE G - SEGMENT INFORMATION

Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis as though amounts were invested in taxable investments. Intersegment sales and transfers are not significant. Corporate activities include expenses not allocated to operations. Consolidated revenues, operating income and interest expense in 2000 reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary. Disclosures regarding Viad's reportable segments along with a reconciliation to income (loss) before income taxes as presented in the Consolidated Statements of Income are shown below.

                                                         Quarter ended September 30,                Nine months ended September 30,
(000 omitted)                                            2001                  2000                   2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Payment Services                                 $ 192,033              $ 173,533              $ 558,351              $ 493,018
    Convention and Event Services                      171,090                228,276                715,046                785,766
------------------------------------------------------------------------------------------------------------------------------------
       Reportable segments                             363,123                401,809              1,273,397              1,278,784
    Travel and Recreation Services                      37,913                 43,825                 57,448                 66,740
------------------------------------------------------------------------------------------------------------------------------------
       SUBTOTAL, ONGOING OPERATIONS                    401,036                445,634              1,330,845              1,345,524
    Sold travel and recreation businesses                                       1,359                                        19,023
    Intercompany interest elimination                                            (452)                                       (2,074)
    Less taxable equivalent adjustment                 (10,950)               (17,525)               (36,629)               (48,710)
------------------------------------------------------------------------------------------------------------------------------------
                                                     $ 390,086              $ 429,016            $ 1,294,216            $ 1,313,763
====================================================================================================================================

Operating income before total restructuring
    charges and other items:
    Payment Services                                  $ 44,391               $ 43,566              $ 122,868              $ 111,622
    Convention and Event Services (1)                   (7,110)                12,803                 41,118                 73,593
------------------------------------------------------------------------------------------------------------------------------------
       Reportable segments                              37,281                 56,369                163,986                185,215
    Travel and Recreation Services                      14,574                 17,260                 16,435                 20,577
------------------------------------------------------------------------------------------------------------------------------------
       SUBTOTAL, ONGOING OPERATIONS                     51,855                 73,629                180,421                205,792
    Sold travel and recreation businesses                                         310                                         2,467
    Corporate activities and minority interests         (2,353)                (3,414)               (11,033)               (13,440)
    Intercompany interest elimination                                            (452)                                       (2,074)
    Less taxable equivalent adjustment                 (10,950)               (17,525)               (36,629)               (48,710)
------------------------------------------------------------------------------------------------------------------------------------
                                                        38,552                 52,548                132,759                144,035

Other investment income                                  1,326                  2,642                  4,096                 10,863
Interest expense                                        (6,323)                (5,923)               (20,656)               (18,575)
Total restructuring charges and other items            (71,100)                 2,091               (100,374)                 2,091

------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    $ (37,545)              $ 51,358               $ 15,825              $ 138,414
====================================================================================================================================

(1) Before $3,730,000 of inventory write-downs included in total restructuring charges and other items.

NOTE H - RESTRUCTURING CHARGES AND OTHER ITEMS

In July 2001, Viad announced its intent to develop a restructuring plan designed to realign its cost structure in response to the economic downturn. Accordingly, in the 2001 third quarter, Viad recorded restructuring charges totaling $66,100,000 ($39,910,000 after-tax, or $0.46 per diluted share) of which $3,730,000 (relating to the write-down of certain inventories) was charged to "Cost of sales and services." The remaining $62,370,000 was classified under the caption, "Restructuring charges and other items."

The charges, relating primarily to the Convention and Event Services segment, consist of costs associated with the closure and consolidation of certain facilities and severance and other employee benefits related to the elimination of approximately 800 positions across numerous regions, business functions and job classes.

The charges also include amounts for the write-down (net of estimated sales proceeds) of certain inventories and assets, facilities closure and lease termination costs (less estimated sublease income) and other exit costs. The write-down of assets was based on impairment analyses, including discounted cash flow and estimates of the net realizable value of the assets to be disposed of.

A summary of the restructuring charges and amounts utilized is as follows:

        Severance and benefits                               $ 13,914,000
        Facility closure and lease termination                 30,252,000
        Asset impairment                                       20,322,000
        Other                                                   1,612,000
                                                             ------------
            Total restructuring charges                        66,100,000
        Less reductions to reserve:
            Cash paid, primarily severance and benefits        (2,200,000)
            Asset write-downs                                 (20,322,000)
                                                             ------------
        Reserve balance at September 30, 2001                $ 43,578,000
                                                             ============

Viad expects to substantially complete the restructuring activities by December 31, 2001. However, payments due under long-term lease obligations will continue to be made over the remaining terms of the leases. As of September 30, 2001, approximately 150 employees have left Viad under this restructuring plan.

During the 2001 third quarter, Viad's Payment Services subsidiary recorded a noncash charge totaling $5,000,000 ($3,026,000 after-tax, or $0.04 per diluted share) resulting from the bankruptcy of a large money order agent in late September.

On August 18, 2000, Key3Media Group, Inc. ("Key3Media"), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES Exposition Services, Inc. ("GES") to produce tradeshows. The companies have been involved in litigation regarding the contract termination. GES and Key3Media have agreed to end the litigation. As a result of the settlement, Viad recorded a second quarter 2001 noncash provision totaling $29,274,000 ($18,267,000 after-tax, or $0.21 per diluted share) representing primarily the write-off of net receivables and prepayments made to Key3Media. The settlement will have no adverse impact on future operations.

Nonrecurring income of $2,091,000 ($877,000 after-tax, or $0.01 per diluted share) was recorded in the 2000 third quarter. The nonrecurring income included a gain of $10,256,000 ($5,655,000 after-tax) on the July 13, 2000 sale of Viad's concession operations, after deducting costs of sale and related expense provisions. Also included in this item was a charge of $8,165,000 ($4,778,000 after-tax) taken to streamline and consolidate certain operations in Viad's Convention and Event Services segment. In addition to costs related to reductions in headcount, the charge included the write-down of certain fixed assets and facility closure costs, all of which were incurred or recorded (assets written down) by June 30, 2001.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for Viad on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Because some goodwill amortization is nondeductible for tax purposes, the impact of ceasing goodwill amortization (based on Viad's current levels of goodwill) is estimated to increase Viad's annual net income by approximately $14,400,000, or $0.17 per diluted share. Viad is in the process of evaluating the impact of SFAS No. 142 on its other intangible assets and has not yet determined if a cumulative effect adjustment will be required upon adoption.

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

COMPARISON OF THIRD QUARTER OF 2001 TO THE THIRD QUARTER OF 2000:

In the third quarter of 2001, revenues decreased 9.1 percent, to $390.1 million from $429.0 million in 2000. Payment Services invests in an appropriate mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Fully taxable equivalent information is used by management to measure profit and performance of Viad's operations. This information is supplemental to results presented under generally accepted accounting principles. Revenues of ongoing operations on a fully taxable equivalent basis were $401.0 million in the 2001 third quarter, down 10.0 percent. Operating income on the same basis (excluding total restructuring charges and other items) was $51.9 million for the 2001 third quarter compared with $73.6 million for the prior year, and operating margins were 12.9 percent in 2001 compared to 16.5 percent in 2000. See Note G of Notes to Consolidated Financial Statements.

In addition to previous actions to reduce costs, during the third quarter of 2001, Viad recorded total restructuring charges and other items of $71.1 million ($42.9 million after-tax, or $0.50 per share). Restructuring charges associated with the closure and consolidation of facilities and severance totaled $66.1 million ($39.9 million after-tax) of which $3.7 million (relating to the write-down of certain inventories) was charged to "Cost of sales and services" and $62.4 million was classified under the caption, "Restructuring charges and other items." The charges were higher than previously announced as management determined that more facilities needed to be closed or consolidated in response to the continued deterioration in the economy. In addition, the impact of the September 11th terrorist attacks on the World Trade Center and the Pentagon compounded the cancellation and reduced attendance trends at certain tradeshows and events and added to a sharp drop in orders for new exhibits. By realigning its cost structure, especially in the Convention and Event Services segment, Viad expects annualized pre-tax cost savings of $30 million to $35 million. Also in the 2001 third quarter, Viad's Payment Services subsidiary recorded a noncash charge of $5 million ($3 million after-tax) resulting from the bankruptcy of a large money order agent in late September. The charge was included under the caption "Restructuring charges and other items." During the 2000 third quarter, Viad recorded nonrecurring income, net, totaling $2.1 million ($877,000 after-tax, or $0.01 per share). See Note H of Notes to Consolidated Financial Statements.

The net loss for the third quarter of 2001 was $15.8 million, or $0.19 per share, compared to net income of $44.0 million, or $0.48 per share, for the third quarter of 2000. Excluding the total restructuring charges and other items described above, third quarter 2001 income was $27.2 million, or $0.31 per share, compared to $43.1 million, or $0.47 per share, for the third quarter of 2000.

                                                            Quarter ended September 30,
(000 omitted, except per share data)                            2001           2000
-------------------------------------------------------------------------------------
Income before restructuring charges and other items         $  27,172       $ 43,135
Total restructuring charges and other items                   (42,936)           877
-------------------------------------------------------------------------------------
Net income (loss)                                           $ (15,764)      $ 44,012
=====================================================================================

Diluted net income per common share:
Income before restructuring charges and other items            $ 0.31       $   0.47
Total restructuring charges and other items                     (0.50)          0.01
-------------------------------------------------------------------------------------
Net income (loss) per share                                 $   (0.19)      $   0.48
=====================================================================================

Cash earnings per share, defined as income before total restructuring charges and other items plus after-tax goodwill amortization, was $0.35, down 31 percent from the 2000 third quarter. Cash earnings per share does not represent a measure of cash flows from operations as defined by generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies. The $0.04 increase between the $0.31 diluted earnings per share before restructuring charges and other items and the $0.35 cash earning per share represents the pro forma impact resulting from applying Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which will be effective for Viad on January 1, 2002. See Note I of Notes to Consolidated Financial Statements.

There were 5.0 million fewer average outstanding and potentially dilutive common shares in the third quarter of 2001 than in the third quarter of 2000, due primarily to share repurchases during 2000 and in the first quarter of 2001.

PAYMENT SERVICES. On a fully taxable equivalent basis, third quarter 2001 revenues of the Payment Services segment were $192.0 million, up $18.5 million, or 10.7 percent, from 2000 third quarter revenues. On the same basis and before the restructuring charges and other items described above, operating income increased $825,000, or 1.9 percent. Operating margins on a fully taxable equivalent basis were 23.1 percent in the third quarter of 2001 compared with
25.1 percent in the 2000 third quarter.

Official check operations continued to report excellent growth, reflecting the ramp-up of new business. MoneyGram transaction volume grew 29 percent in the 2001 quarter, with all corridors showing improvement. MoneyGram's agent base expanded by 18 percent over the 2000 quarter. Money order transaction volume was essentially flat this quarter due to stricter credit requirements imposed by management for new and existing agents. Game Financial results declined from historic levels due to a heightened competitive pricing environment. In addition, results were impacted by increased credit reserves during the third quarter and to a lesser degree business disruptions following the September 11th tragedy.

Average investable funds were $4.9 billion, up 25 percent from the 2000 quarter. The growth in investable balances was partially offset by lower effective interest rates on new investments. Results were impacted by the effects of a shift in a portion of the mix of investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. At December 31, 2000, tax-exempt investments represented 45% of the total investment portfolio versus 24% at September 30, 2001.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased $57.2 million, or 25.1 percent, to $171.1 million in the third quarter of 2001. Excluding the total restructuring charges described above, the third quarter operating loss was $7.1 million compared with operating income of $12.8 million in the prior year. Results for the third quarter were negatively affected by continued overall softness in the economy and by show rotation. Customers continue to delay or cancel exhibit construction or refurbish old exhibits rather than build new exhibits. Following the events of September 11, certain shows and exhibit orders were canceled, and convention attendance trends declined due to travel concerns. Pressure on the segment is expected to continue throughout the remainder of the year. The segment continues to focus on eliminating and controlling overhead and other costs. As previously described, Viad expanded its restructuring plans to lower the segment's fixed cost structure.

TRAVEL AND RECREATION SERVICES. Revenues of the ongoing travel and recreation businesses were $37.9 million for the third quarter of 2001, down $5.9 million, or 13.5 percent, from 2000 third quarter revenues. Operating income was $14.6 million in the 2001 third quarter compared to $17.3 million in the 2000 third quarter. Operating margins were 38.4 percent in the third quarter of 2001 compared with 39.4 percent in the prior year. The decrease in revenues and operating income from the prior year is primarily due to a decline in tourism to Canada and Glacier National Park (Montana) resulting from continued uncertainty in the economy and the September 11th terrorist attacks.

NET INTEREST EXPENSE. Other investment income was $1.3 million and $2.6 million in the third quarter of 2001 and 2000, respectively. The decline in interest income is due primarily to the use of investment proceeds for the purchase of treasury shares throughout 2000 and in the first quarter of 2001. Interest expense in the third quarter of 2001 increased to $6.3 million compared to $5.9 million in the third quarter of 2000. Lower short-term interest rates were offset by higher average borrowings during the 2001 quarter.

INCOME TAXES. Excluding the total restructuring charges and other items, the effective tax rate in the 2001 third quarter was 19.0 percent compared to 12.4 percent for the third quarter of 2000. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses.

COMPARISON OF FIRST NINE MONTHS OF 2001 TO THE FIRST NINE MONTHS OF 2000:

Revenues for the first nine months of 2001 decreased $19.5 million, or 1.5 percent, to $1.294 billion from $1.314 billion in 2000. Revenues of ongoing operations on a fully taxable equivalent basis decreased 1.1 percent to $1.331 billion. Operating income on the same basis (excluding total restructuring charges and other items) was $180.4 million for the first nine months of 2001 compared with $205.8 million for the prior year, and operating margins were 13.6 percent in 2001 compared to 15.3 percent in 2000. See Note G of Notes to Consolidated Financial Statements.

Net income for the first nine months of 2001 was $25.9 million, or $0.29 per share, compared to $112.4 million, or $1.22 per share, for the first nine months of 2000. Before the total restructuring charges and other items previously discussed, net income for the first nine months of 2001 was $87.2 million, or $1.00 per share, compared with $111.5 million, or $1.21 per share in 2000.

                                                            Nine months ended September 30,
(000 omitted, except per share data)                               2001          2000
-------------------------------------------------------------------------------------------
Income before restructuring charges and other items            $ 87,150     $ 111,496
Total restructuring charges and other items                     (61,203)          877
-------------------------------------------------------------------------------------------
Net income                                                     $ 25,947     $ 112,373
===========================================================================================

Diluted net income per common share:
Income before restructuring charges and other items              $ 1.00        $ 1.21
Total restructuring charges and other items                       (0.71)         0.01
-------------------------------------------------------------------------------------------
Net income per share                                             $ 0.29        $ 1.22
===========================================================================================

Cash earnings per share, as defined above, was $1.12 for the first nine months of 2001, down 15.8 percent from the comparable 2000 period.

There were 5.4 million fewer average outstanding and potentially dilutive common shares in the first nine months of 2001 than in the first nine months of 2000, due primarily to share repurchase programs throughout 2000 and during the first quarter of 2001.

PAYMENT SERVICES. On a fully taxable equivalent basis, revenues of the Payment Services segment for the first nine months of 2001 were $558.4 million, up $65.3 million, or 13.3 percent, from 2000 nine month revenues. On the same basis and before the restructuring charges and other items previously described, operating income increased $11.2 million, or 10.1 percent. Operating margins on the fully taxable equivalent basis were 22.0 percent for the first nine months of 2001, compared with 22.6 percent in the first nine months of 2000. Official check operations continued strong growth, reflecting the ramp-up of key new accounts. Transaction volume for MoneyGram grew 22 percent over the prior year, with strong growth in Express Payment and in the Latin America and international corridors. Money order results were even with last year. Game Financial results declined from historic levels due to a heightened competitive pricing environment. Average investable funds were 27 percent higher in 2001 than in the 2000 period, resulting in higher investment income. In addition, results were impacted by the effects of a shift in a portion of the mix of investments from higher-yield nontaxable to lower-yield taxable investments as discussed previously.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased $70.7 million, or 9.0 percent, to $715.0 million in 2001 from $785.8 million in the 2000 nine month period. Excluding the total restructuring charges described previously, operating income for the segment was $41.1 million, down $32.5 million from $73.6 million in the 2000 period. Operating margins were 5.8 percent compared with 9.4 percent in 2000. Results for the year have been impacted by overall softness in the economy and by show rotation. Many customers have delayed or canceled exhibit construction and attendance at tradeshows in response to the uncertain economy. Following the events of September 11, certain shows and exhibit orders were canceled, and convention attendance trends declined due to travel concerns. Pressure on the segment is expected to continue throughout the remainder of the year. As described previously, the segment has begun implementation of restructuring plans to change its organizational structure to make operations more efficient and competitive.

TRAVEL AND RECREATION SERVICES. For the first nine months of 2001, revenues of the ongoing travel and recreation businesses were $57.4 million, down $9.3 million, or 13.9 percent, from the first nine months of 2000, while operating income decreased $4.1 million for the same period. The decrease in revenue and operating income relates primarily to a decline in tourism due a soft economy, higher fuel costs, and the September 11 terrorist attacks.

NET INTEREST EXPENSE. Other investment income was $4.1 and $10.9 million in the first nine months of 2001 and 2000, respectively. The decline in interest income is due primarily to the use of investment proceeds for the purchase of treasury shares throughout 2000 and during the first quarter of 2001. Interest expense for the first nine months of 2001 was $20.7 million compared to $18.6 million for the comparable 2000 period. Higher average borrowings during 2001 were partially offset by the effects of a decrease in short-term interest rates.

INCOME TAXES. Excluding the total restructuring charges and other items, the effective tax rate for the first nine months of 2001 was 25.0 percent compared to 18.2 percent for the first nine months of 2000. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. The estimated annual tax rate for 2001 is expected to be higher than the rate in 2000 due to lower tax-exempt income in proportion to total pre-tax income, resulting from a shift in the mix of investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. In addition, due to lower operating income in the Convention and Events Services segment, tax savings associated with filing consolidated state income tax returns is lower than anticipated, resulting in a higher effective state tax rate. See Note F of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at September 30, 2001 was $403.5 million compared with $447.1 million at December 31, 2000. The debt-to-capital ratio was 0.35 to 1 at September 30, 2001 and 0.37 to 1 at December 31, 2000.

Effective August 31, 2001, Viad completed credit facilities totaling $425 million to replace its previous $300 million revolving bank credit agreement and to support letters of credit and a Canadian facility without increasing Viad's overall credit capacity. The $425 million includes a $225 million five-year facility and a $200 million 364-day facility.

During the first nine months of 2001 (primarily in the first quarter), Viad purchased 1.4 million treasury shares for $34.6 million under Viad's stock repurchase programs. Net proceeds from the exercise of stock options totaled $14.5 million during the first nine months of 2001.

EBITDA is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization and restructuring charges and other items and includes the fully taxable equivalent adjustment. EBITDA for the first nine months of 2001 was $226.1 million, down from $256.3 million in the 2000 period, resulting from lower operating income and the decline in investment income.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS:

As provided by the safe harbor provision under the "Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain forward-looking statements, assumptions and discussions, including those relating to estimates, plans, expectations of or current trends in future growth, productivity improvements, consumer demand, new business, investment policies, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, restructuring plans (including timing and realization of cost savings), and market risk disclosures. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in those statements. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

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

Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions payable to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the annual increase in pre-tax income would be approximately $2.6 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an annual decrease in pre-tax income of approximately $3.6 million.

The fair value of securities classified as available-for-sale, the fair value of the swap agreements and the fair value of fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $78.1 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $47.7 million), an estimated increase in the fair value of Viad's swap agreements of approximately $44.0 million (along with an after-tax increase in accumulated other comprehensive income of $26.9 million) and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt of approximately $1.5 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $74.9 million (along with an after-tax increase in accumulated other comprehensive income of approximately $45.7 million), an estimated off-balance-sheet decrease in the fair value of Viad's swap agreements of approximately $44.0 million (along with an after-tax decrease in accumulated other comprehensive income of $26.9 million) and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt of approximately $1.5 million.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No. 4.A - Copy of U.S. $225,000,000 Amended and Restated Credit Agreement (Long-Term Revolving Credit Facility) dated as of August 31, 2001, among Viad Corp and Greyhound Canada Holdings, Inc., the Banks parties thereto, the Lenders parties thereto, Bank One, NA, as Issuing Lender, Citicorp USA, Inc. as Administrative Agent and Citibank Canada as Canadian Agent.

         Exhibit No. 4.B - Copy of U.S. $200,000,000 Credit
         Agreement (Short-Term Revolving Credit Facility) dated as of August 31, 2001, among Viad Corp, the Banks parties thereto, the Lenders parties thereto, and Citicorp USA, Inc. as Administrative Agent.

         Exhibit No. 10.A - Copy of Travelers Express Company,
         Inc. Supplemental Pension Plan restated as of January 1,
         2001.

         Exhibit No. 10.B - Copy of GES Exposition Services, Inc.
         Supplemental Executive Retirement Plan, restated as of
         January 1, 2001.

(b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VIAD CORP
                                          (Registrant)

October 23, 2001                          By /s/ Catherine L. Stevenson
                                          -----------------------------
                                          Catherine L. Stevenson
                                          Vice President - Controller
                                          (Chief Accounting Officer
                                          and Authorized Officer)

                                 EXHIBITS INDEX

EXHIBIT #

  4.A       Copy of U.S. $225,000,000 Amended and Restated Credit Agreement
            (Long-Term Revolving Credit Facility) dated as of August 31, 2001, among Viad Corp and Greyhound Canada Holdings, Inc., the Banks parties thereto, the Lenders parties thereto, Bank One, NA, as Issuing Lender, Citicorp USA, Inc. as Administrative Agent and
            Citibank Canada as Canadian Agent.

  4.B       Copy of U.S. $200,000,000 Credit Agreement (Short-Term Revolving
            Credit Facility) dated as of August 31, 2001, among Viad Corp, the
            Banks parties thereto, the Lenders parties thereto, and Citicorp
            USA, Inc. as Administrative Agent.

  10.A Copy of Travelers Express Company, Inc. Supplemental Pension Plan restated as of January 1, 2001.

  10.B      Copy of GES Exposition Services, Inc. Supplemental Executive
            Retirement Plan, restated as of January 1, 2001.