Form 10-K405
period 2001-12-31
VIAD CORP
filed 2002-02-26
CIK 884219

As filed with the Securities and Exchange Commission on February 26, 2002

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      As of January 31, 2002, 88,910,703 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $2.2 billion.

Documents Incorporated by Reference

      A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held May 14, 2002 is incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

      Viad Corp (“Viad” or the “Corporation”) is comprised of operating companies and a division which constitute a diversified services business. Most of Viad’s services are provided to businesses for use by their customers. Accordingly, the Corporation primarily markets its services through more than 110,000 retail and financial locations (payment services), and to numerous tradeshow organizers and exhibitors (convention and event services). Occupying the number one or number two position in many of the markets in which they compete, each of the Corporation’s businesses seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users and thereby be considered a value-added provider by Viad’s business customers.

      Viad’s services are classified into two reportable business segments, namely (1) Payment Services, and (2) Convention and Event Services. The Corporation also provides Travel and Recreation Services. A description of each of the Viad reportable business segments, the travel and recreation businesses, and recent developments relating to each follows.

Viad Business Units

      Viad is built around several operating groups which are leading competitors in their businesses, including companies engaged in payment services (Travelers Express Company, Inc., MoneyGram Payment Systems, Inc., and Game Financial Corporation), and convention and event services (GES Exposition Services, Inc. and the Exhibitgroup/ Giltspur division). Viad business units also provide travel tour services (Brewster Transport Company Limited) and recreation services (Glacier Park, Inc.).

Payment Services

      Viad’s payment services business is conducted by the Travelers Express group of companies. These companies engage in a variety of payment service activities, including issuance and processing of money orders, processing of official checks and share drafts, and money transfer and cash access services.

      Travelers Express sells money orders to the public through more than 62,000 agent locations and financial institutions in the United States and Puerto Rico, and is one of the nation’s leading issuers of money orders, issuing more than 324 million money orders in 2001. Travelers Express also provides processing services for approximately 8,500 branch locations of banks, credit unions and other financial institutions which offer official checks (used by financial institutions in place of their own bank check or cashier’s check) and share drafts (the credit union industry’s version of a personal check). In addition, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express, provides money transfer services through approximately 50,000 agent locations in more than 150 countries worldwide. Some of the company’s agent locations sell or provide both money orders and money transfer services. Travelers Express also provides in-person electronic bill payment services for various companies, whose consumers pay their utility, car payment, and other bills at conveniently located retail stores. Additionally, the company provides high volume processing of refund and rebate checks, food vouchers, gift certificates, and other financial instruments. Another subsidiary, Game Financial Corporation (“Game Financial”) provides cash access services to the gaming industry. Game Financial provides three primary services: installing and maintaining automatic teller machines in casinos and check cashing locations; providing cash advances on consumers’ credit cards for customers who utilize the automatic teller machines; and cashing checks at casinos. Game Financial provides these services to approximately 63 casinos.

      Approximately 7.9% of payment services revenue is generated by a single customer, with no other customer accounting for more than 5% of payment services revenue.

Convention and Event Services

      Convention and event services are provided by the Corporation’s GES Exposition Services and Exhibitgroup/ Giltspur companies.

      GES Exposition Services, Inc. (“GES”), one of North America’s leading suppliers of convention services to trade associations, show management companies and exhibitors, provides tradeshow design and planning, decorating, exhibit design and fabrication, installation and dismantling, display rental, custom graphics, furnishings, electrical, freight-handling, logistics, transportation, and management services for conventions, tradeshows, associations, and corporate and special events. GES provides convention services through a network of offices in North America’s most active and popular tradeshow service markets. GES will have full service operations in 18 U.S. cities, down from 21 U.S. cities in early 2001, as a result of the restructuring of the company as described in Note C of Notes to Consolidated Financial Statements of the Corporation, and four Canadian cities.

      Exhibitgroup/ Giltspur, a division of the Corporation, operates one of the largest exhibit and display businesses in the United States. The company is a designer, builder, installer and warehouser of convention, tradeshow, museum and other exhibits and displays. In the U.S., the company will have operations in 13 U.S. cities, down from 21 U.S. cities in early 2001, as a result of the restructuring of the company as described in Note C of Notes to Consolidated Financial Statements of the Corporation. The company will have five full service manufacturing locations and the remaining eight will be sales and design offices. Additionally, the company has operations in one Canadian city, one city in the United Kingdom, and one city in Germany, and operates through an international network of strategic partners that gives Exhibitgroup/ Giltspur the ability to serve customers worldwide. The company also offers exhibition marketing strategy with a full program of implementation services such as multimedia, video and web design.

Travel and Recreation Services

      Travel and recreation services are provided by the Brewster Transport and Glacier Park business units.

      Brewster Transport Company Limited (“Brewster Transport”), an Alberta, Canada corporation, has a 109-year heritage of providing sightseeing packages and tours to travelers visiting Canada’s rich and varied landscapes. In that regard, it provides regularly scheduled bus service, operates tour and charter buses within the Canadian Rockies, conducts travel agency, hotel, and snowcoach tour operations and operates the Sulphur Mountain Gondola. Brewster Transport owns and operates 94 motorcoaches and three transit buses, as well as 21 snowcoaches which transport sightseers on tours of the glaciers of the Columbia Icefield. The snowcoach glacier tours and the Sulfur Mountain Gondola are two of the largest tourist attractions in the Canadian Rockies.

      Glacier Park, Inc. (“Glacier Park”) operates seven historic lodges in and around Glacier National Park in Montana and Waterton Lakes National Park, Canada. These parks are located in a unique alpine wilderness in a remote area of the United States and Canada and are well known for their rugged mountains and glaciers. Services provided include room management, food and beverage operations, retail operations and transportation services.

Competition

      The Corporation’s businesses generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of number and location of sales outlets, business automation and technology. First Data Corporation and its subsidiaries Western Union Financial Services, Inc., Orlandi Valuta and Global Cash Access; the U.S. Postal Service; American Express; Federal Home Loan Banks and Imperial Bank are the principal competitors of Travelers Express. On a national basis, Freeman Decorating Company is the principal competitor of GES, and The George P. Johnson Company is the principal competitor of Exhibitgroup/ Giltspur.

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

Government Regulation

      Compliance with legal requirements and government regulations are a day-to-day integral part of the Corporation’s operations and represent a normal cost of doing business. Financial transaction reporting and state banking department regulations affect Travelers Express and MoneyGram, and state gaming department regulations, as well as various Native American tribal regulations, affect Game Financial. Environmental, labor and employment and other regulations affect virtually all operations.

Employees

      Viad operating units had approximately 5,800 employees at December 31, 2001 as follows:

		Regular Full-
		Time Employees
		Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

Payment Services	1,740	0

Convention and Event Services	3,825	1,700

Travel and Recreation Services	235	40

      Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2002 will be renegotiated in the ordinary course of business without adverse effect on Viad’s operations.

      Viad had 81 employees at its corporate center at December 31, 2001 providing management, financial and accounting, internal auditing, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of seven non-employee directors and one employee director and has an executive management team consisting of six Viad officers (including the one employee director) and four principal executives of significant operating divisions or companies.

Seasonality

      Convention and event service activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some shows may shift between quarters). Viad’s travel and recreation operations generally experience peak activity during the summer months. Viad’s 2001 quarterly diluted earnings per share (before restructuring charges and other items), as a percentage of the full year’s earnings per share, were approximately 22% (first quarter), 32% (second quarter), 24% (third quarter), and 22% (fourth quarter). See Notes S and T of Notes to Consolidated Financial Statements of the Corporation.

Shelf Registration

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. While the Shelf Registration is effective, it requires amendment to ensure immediate access to the capital markets. Viad intends to prepare and file such amendment. No securities have been issued under the program.

Financial Information about Restatement

      Information regarding the Corporation’s restatement of its audited financial statements for 2000, 1999, and 1998 is provided in Note B of Notes to Consolidated Financial Statements of the Corporation.

Financial Information about Restructuring and Other Items

      Information regarding restructuring charges and other items is provided in Note C of Notes to Consolidated Financial Statements of the Corporation.

Financial Information about Segments

      Business segment financial information is provided in Note S of Notes to Consolidated Financial Statements of the Corporation.

Financial Information about Geographic Areas

      Geographic area financial information is provided in Note S of Notes to Consolidated Financial Statements of the Corporation.

Item 2.  Properties

      Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, and Germany. The Corporation also conducts business in certain other foreign countries.

      Viad’s headquarters are located at Viad Tower in Phoenix, Arizona. Excluding space which Viad subleases to third parties, Viad leases approximately 60,000 square feet.

      Payment Services operates 27 leased facilities for processing, sales and administrative purposes located in the United States, United Kingdom, and Puerto Rico. The principal operations for money order and official check processing and Travelers Express corporate headquarters are located in Minnesota. The principal money transfer service center is located in Colorado. Payment Services has 17 retail stores, with 15 in New York, one in Florida, and one in New Jersey. All Payment Services properties are leased.

      Convention and Event Services operates 17 offices and 51 multi-use facilities (exhibit construction, sales and design, office and/or warehouse). The multi-use facilities range in size from approximately 100,000 square feet to 475,000 square feet. Three of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for three offices and seven multi-use facilities that are located in Canada, one office and one multi-use facility located in the United Kingdom and three multi-use facilities located in Germany. GES and Exhibitgroup/ Giltspur corporate headquarters are located in Las Vegas, Nevada, and Roselle, Illinois, respectively.

      Travel and Recreation Services operates three offices, nine retail stores, two bus terminals, four garages, an icefield tour facility, a gondola lift operation, and nine hotels/ lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities). Three offices, seven retail stores and six hotels/ lodges are in the United States. Two retail stores, the bus terminals, garages, icefield tour facility, gondola lift operation, and three hotels/ lodges are located in Canada. Travel and Recreation Services owns four hotels/ lodges and five other hotels/ lodges that are operated pursuant to concessionaire agreements. One bus terminal and three garages are owned; the icefield tour facility and gondola lift operation are owned and operated through lease agreements with Parks Canada; and all other properties are leased.

      Management believes that the Corporation’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.  Legal Proceedings

      Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 2001, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Optional Item.  Executive Officers of Registrant

Executive Officers of Viad Corp

      The names, ages and positions of the Executive Officers of the Corporation as of February 22, 2002, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Robert H. Bohannon	57	Chairman of the Board, President and Chief Executive Officer since January 1997.

Kimbra A. Fracalossi	42
Chief Financial Officer since April, 2001; prior thereto, Chief Financial Officer and Treasurer since September 2000; prior thereto, Vice President-Strategic Planning and Investor Relations since May 1999 and Executive Director of Corporate Development since January 1998; previously, partner at Harrell/ Wright Management Consultants since 1994.

David J. Iannini	42
Vice President-Corporate Development and Treasurer since December 2001; prior thereto, Treasurer since April 2001; prior thereto, Executive Director of Corporate Development or similar position since July 1999; prior thereto, Investment Banker primarily for Salomon Brothers, Inc. since 1986.

Suzanne Pearl	39	Vice President-Human Resources since September 2000; prior thereto, Executive Director, Compensation or similar position since 1993.

		Business Experience During the Past
Name	Age	Five Years and Other Information

Scott E. Sayre	55	Vice President, General Counsel and Secretary since September 2000; prior thereto, Secretary and Associate General Counsel since January 1997.

Catherine L. Stevenson	45	Vice President-Controller since April 1999; prior thereto, Assistant Controller since October 1997; and prior thereto, Director-Financial Reporting since 1994.*

*	Catherine L. Stevenson has announced her resignation as Vice President-Controller of Viad effective February 28, 2002. Ellen M. Ingersoll will replace Ms. Stevenson as Vice President-Controller effective as of March 1, 2002. Prior to assuming the position of Vice President-Controller of Viad, Ms. Ingersoll was Controller of CashX, Inc. from June 2001 through October 2001; prior thereto Operations Finance Director of LeapSource, Inc. since January 2000; prior thereto Vice President and Controller of Franchise Finance Corporation of America since May, 1992.

Executive Officers of Viad Corp’s Subsidiaries or Divisions Not Listed Above

		Business Experience During the Past
Name	Age	Five Years and Other Information

Gordon W. Anderson	57
President and Chief Executive Officer of Exhibitgroup/ Giltspur, a division of Viad, since January 2001; prior thereto, retired from Dobbs International Services, Inc., a former subsidiary of Viad since July 1999; and prior thereto, Executive Vice President-Operations or similar executive position with Dobbs International Services, Inc., a former subsidiary of the Corporation, since 1994.

Paul B. Dykstra	40
President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. since 1999; and prior thereto, Vice President-General Manager or similar executive positions with Travelers Express Company, Inc., a subsidiary of Viad, since 1994.

Philip W. Milne	42	President and Chief Executive Officer of Travelers Express Company, Inc., a subsidiary of Viad, since August 1996.

David G. Morrison	53	President and Chief Executive Officer of Brewster Transport Company Limited, a business unit of Viad, since 1980.

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

SALES PRICE RANGE OF COMMON STOCK

	2001		2000

	High	Low	High	Low

First Quarter	$25.99	$21.63	$28.000	$20.250

Second Quarter	$27.10	$21.30	$29.125	$22.625

Third Quarter	$27.30	$18.10	$29.813	$25.125

Fourth Quarter	$24.06	$18.00	$26.688	$19.750

DIVIDENDS DECLARED ON COMMON STOCK

	2001	2000

February	$.09	$.09

May	.09	.09

August	.09	.09

November	.09	.09

Total	$.36	$.36

      Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October.

      As of January 31, 2002, there were 26,250 stockholders of record of Viad’s common stock.

Item 6.     Selected Financial Data

VIAD CORP

SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,

	2001	2000	1999	1998	1997

		(as restated)(1)	(as restated)(1)	(as restated)(1)

	(000 omitted, except per share data)

Operations

Revenues(2)	$1,659,390	$1,726,808	$1,581,169	$1,612,759	$1,486,351

Income from continuing operations(3)	$51,134	$140,819	$122,455	$94,695	$56,519

Income from discontinued operations(4)			218,954	53,296	41,275

Extraordinary item					(8,458)

Net income	$51,134	$140,819	$341,409	$147,991	$89,336

Diluted income per common share

Continuing operations(3)	$0.58	$1.54	$1.26	$0.95	$0.59

Discontinued operations			2.27	0.54	0.44

Extraordinary item					(0.09)

Diluted net income per common share	$0.58	$1.54	$3.53	$1.49	$0.94

Average outstanding and potentially dilutive common shares	86,322	90,925	96,396	98,367	93,786

Basic income per common share

Continuing operations	$0.58	$1.57	$1.31	$0.99	$0.61

Discontinued operations			2.35	0.56	0.45

Extraordinary item					(0.09)

Basic net income per common share	$0.58	$1.57	$3.66	$1.55	$0.97

Average outstanding common shares	85,503	88,802	93,007	94,382	90,804

Dividends declared per common share	$0.36	$0.36	$0.35	$0.32	$0.32

Financial position at year-end

Total assets	$8,364,059	$6,551,492	$5,202,169	$4,661,720	$3,609,208

Total debt	396,828	447,106	389,272	534,453	410,049

$4.75 Redeemable preferred stock	6,679	6,658	6,640	6,625	6,612

Common stock and other equity	719,673	750,730	699,892	643,232	529,161

Other data

EBITDA(5)	$288,999	$325,073	$285,644	224,772	$179,455

Debt-to-capital ratio(6)	35%	37%	35%	45%	43%

(1)	See Note B of Notes to Consolidated Financial Statements.

(2)	Viad Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a fully taxable equivalent basis using a combined income tax rate of 39%, revenues would be higher by $46,847,000, $66,224,000, $52,034,000, $39,309,000, and $28,724,000 for 2001, 2000, 1999, 1998, and 1997, respectively.

(3)	Includes restructuring charges and other items (after-tax) of $61,203,000 expense, or $0.71 per diluted share, in 2001; $877,000 income, or $0.01 per diluted share, in 2000; $6,131,000 income, or $0.06 per diluted share, in 1999; and $12,737,000 income, or $0.13 per diluted share, in 1998. See Note C of Notes to Consolidated Financial Statements. Excluding these items, diluted income per share from continuing operations was $1.29 in 2001, $1.53 in 2000, $1.20 in 1999, and $0.82 in 1998.

(4)	See Note E of Notes to Consolidated Financial Statements.

(5)	EBITDA is defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization and restructuring charges and other items and includes the fully taxable equivalent adjustment. EBITDA data are presented as a measure of the ability to service debt, fund capital expenditures and finance growth. Such data should not be considered an alternative to net income, operating income, cash flows from operations or other operating or liquidity performance measures prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations.

(6)	Debt-to-capital is defined as total debt divided by capital. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations:

      Viad Corp (“Viad”) focuses on two principal service businesses: Payment Services and Convention and Event Services.

      As a result of a comprehensive and detailed review of Exhibitgroup/ Giltspur accounts conducted as part of Viad’s restructuring and related facility closures announced in the 2001 third quarter, Viad determined it was necessary to restate its audited financial statements for 2000, 1999 and 1998. The restatement of prior periods, attributable only to Exhibitgroup/ Giltspur, has no impact on previously reported cash, revenues from continuing operations or on the unaudited quarterly results previously reported for 2001. All income from continuing operations, per share amounts and operating income for the Convention and Event Services segment discussed below for 2000 and 1999 have been restated. See Note B of Notes to Consolidated Financial Statements.

      As discussed in Note C of Notes to Consolidated Financial Statements, in the 2001 third quarter Viad recorded restructuring charges totaling $66.1 million (pre-tax), relating principally to the closure and consolidation of certain facilities and severance in Viad’s Convention and Event Services segment. Approximately 80 percent of the facility closures and consolidation had been completed and 60 percent of the positions had been eliminated as of December 31, 2001. Viad is on target with the restructuring process and expects to substantially complete the restructuring activities by March 2002.

      The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, which include the accounts of Viad and all of its subsidiaries. All per share figures discussed are stated on the diluted basis.

  2001 vs. 2000:

      Revenues for 2001 were $1.7 billion, down slightly from the 2000 amount. Viad Payment Services subsidiaries invests funds from the sale of official checks, money orders and other payment instruments in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. At December 31, 2001, tax-exempt investments represented 22 percent of the total investment portfolio versus 45 percent at December 31, 2000. On a fully taxable equivalent basis, as though amounts were invested in taxable investments and excluding the effects of sold businesses, revenues of ongoing operations were $1.7 billion, down 3.9 percent from $1.8 billion in 2000.

      Including the restructuring charges and other items described in Note C of Notes to Consolidated Financial Statements, net income for 2001 was $51.1 million, or $0.58 per share, compared with net income of $140.8 million, or $1.54 per share in 2000. Income before restructuring charges and other items was $112.3 million, or $1.29 per share, compared with comparable income of $139.9 million, or $1.53 per share, in 2000, down 15.7 percent on a per share basis.

	2001	2000

		(as restated)

	(000 omitted, except per
	share data)

Income before restructuring charges and other items	$112,337	$139,942

Restructuring charges and other items	(61,203)	877

Net income	$51,134	$140,819

Diluted income per common share before restructuring charges and other items	$1.29	$1.53

Restructuring charges and other items	(0.71)	0.01

Net income per common share	$0.58	$1.54

      There were 4.6 million fewer average outstanding and potentially dilutive common shares in 2001 than in 2000, due primarily to the stock repurchase programs described in “Liquidity and Capital Resources.” In addition, a lower Viad stock price during 2001 contributed to fewer additional dilutive shares related to unexercised stock options.

      Payment Services. Revenues of the Payment Services segment on the fully taxable equivalent basis were $760.7 million in 2001, a 13.3 percent increase over 2000 revenues of $671.7 million. On the same basis and before restructuring charges and other items, operating income was $176.6 million, a 10.3 percent increase over 2000 operating income of $160.1 million. Operating margins decreased to 23.2 percent in 2001 from 23.8 percent in 2000. The increase in operating income was driven by continuing solid growth in official check operations, continued improvements in MoneyGram and by the leveraging of the existing infrastructure, as Payment Services experienced double-digit growth in the number of financial institution locations and in the number of locations that sell or provide both money orders and money transfer services. MoneyGram experienced strong transaction volume growth in Latin America, International and in its Express Payment business. Average investable funds for 2001 were $5.0 billion, up 31.2 percent from 2000 levels, however, results were partially offset by lower effective interest rates on new investments. Results were impacted by the effects of a shift in a portion of the mix in investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. At December 31, 2001, tax-exempt investments represented 22 percent of the total investment portfolio versus 45 percent at December 31, 2000.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $884.0 million in 2001, a decrease of 14.3 percent from 2000 revenues of $1.0 billion. Operating income before restructuring charges and other items was $32.6 million, a decrease of 56.9 percent from the 2000 operating income of $75.5 million. Operating margins decreased to 3.7 percent in 2001 from 7.3 percent in 2000. Revenues for the segment were negatively impacted by the overall softness in the economy, the events of September 11th and by show rotation (some shows do not occur every year). Many customers delayed or canceled exhibit construction or refurbished old exhibits rather than build new exhibits in response to the uncertain economy. Certain shows and exhibit orders were canceled following the events of September 11th and convention attendance trends declined due to travel concerns. The loss of the Key3Media Group, Inc. (“Key3Media”) tradeshows in August 2000 also impacted full year 2001 revenues. The segment continues to focus on eliminating and controlling overhead and other costs, including the implementation of restructuring plans to change its organizational structure in an effort to make operations more efficient and competitive. In spite of these actions, economic pressure on the industry is expected to challenge the convention and event segment throughout 2002.

      Travel and Recreation Services. Revenues of the ongoing travel and recreation businesses, described in Note S of Notes to Consolidated Financial Statements, decreased $11.0 million, or 15.2 percent, to $61.5 million in 2001. The revenue decrease resulted primarily from an overall decrease in traffic from Japanese and European tourists and to a decrease in overall package tours and charter volumes. The declines in tourism were reflective of the soft economy, higher fuel costs and the September 11th terrorist attacks. Operating income for the travel and recreation businesses was $14.7 million, a decrease of $4.4 million, or 23.1 percent, from that of 2000, primarily due to reduced tourism volume.

      Corporate Activities. The $2.2 million increase in corporate activities expense from 2000 to 2001 was due primarily to a write-down of a noncore investment resulting from its impairment, deemed to be other than temporary.

      Other Investment Income. Investment income associated with Corporate securities (see Note F of Notes to Consolidated Financial Statements) declined $7.5 million due primarily to lower average investment levels throughout the majority of 2001 as funds were used for stock repurchases as described in “Liquidity and Capital Resources.” Lower average interest rates during 2001 also contributed to the decline.

      Interest Expense. Interest expense increased slightly to $25.9 million in 2001 from $25.3 million in 2000, primarily as a result of slightly higher average debt outstanding during the year, substantially offset by lower average interest rates. Approximately 38 and 27 percent of the average debt outstanding during 2001 and 2000, respectively, related to short-term borrowings that are subject to variable interest rates.

      Income Taxes. Excluding the effect of the restructuring charges and other items, the 2001 effective tax rate was 23.6 percent, up from 15.2 percent in 2000. The relatively low rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The higher rate for 2001 is due to lower tax-exempt investment income in proportion to total pre-tax income, resulting from the shift in the mix of investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. In addition, due to lower operating income in the Convention and Event Services segment, tax savings associated with filing consolidated state income tax returns is lower than anticipated, resulting in a higher effective state tax rate.

  2000 vs. 1999:

      Revenues for 2000 were $1.7 billion compared with $1.6 billion in 1999. On a fully taxable equivalent basis, and excluding the effects of sold businesses, revenues of ongoing operations were $1.8 billion in 2000, up 11.5 percent from $1.6 billion in 1999.

      Including the restructuring charges and other items described in Note C of Notes to Consolidated Financial Statements, income from continuing operations for 2000 was $140.8 million, or $1.54 per share, compared with income from continuing operations of $122.5 million, or $1.26 per share in 1999. Income from continuing operations before restructuring charges and other items was $139.9 million, or $1.53 per share, compared with comparable income of $116.3 million, or $1.20 per share, in 1999.

	2000	1999

	(as restated)	(as restated)

	(000 omitted, except per
	share data)

Income from continuing operations before restructuring charges and other items	$139,942	$116,324

Restructuring charges and other items	877	6,131

Income from continuing operations	$140,819	$122,455

Diluted income per common share from continuing operations before restructuring charges and other items	$1.53	$1.20

Restructuring charges and other items	0.01	0.06

Income per common share from continuing operations	$1.54	$1.26

      Net income for 2000 was $140.8 million, or $1.54 per share. Net income for 1999 was $341.4 million, or $3.53 per share, including income from discontinued operations of $219.0 million, or $2.27 per share. Income from discontinued operations in 1999 included the gain on sale of Dobbs International Services Inc. (“Dobbs”) of $213.4 million, or $2.21 per share.

      There were 5.5 million fewer average outstanding and potentially dilutive common shares in 2000 than in 1999, due primarily to the stock repurchase programs described in “Liquidity and Capital Resources.” In addition, a lower Viad stock price during 2000 contributed to fewer additional dilutive shares related to unexercised stock options.

      Payment Services. Revenues of the Payment Services segment on the fully taxable equivalent basis were $671.7 million in 2000, a 15.5 percent increase over 1999 segment revenues of $581.5 million. On the same basis, operating income was $160.1 million, a 24.6 percent increase over 1999 operating income of $128.5 million. Operating margins increased to 23.8 percent in 2000 from 22.1 percent in 1999. These results were driven by continuing strong growth in traditional Travelers Express money order and official check operations and by the leveraging of existing infrastructure, as Payment Services experienced double-digit growth in the number of financial locations and in the number of locations that sell or provide both money orders and money transfer services. MoneyGram experienced strong transaction volume growth in Latin America, International and Express Payment, offset by continued weakness in the U.S.-to-Mexico corridor. Average investable balances of money order and official check operations for 2000 were $3.8 billion, up 23.0 percent from 1999 levels, resulting in higher investment income.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $1.0 billion in 2000, an increase of 10.7 percent from 1999 revenues of $932.8 million. Operating income was $75.5 million, a decrease of 15.9 percent from 1999 operating income of $89.8 million. Operating margins decreased to 7.3 percent in 2000 from 9.6 percent in 1999. The 2000 fourth quarter and full year revenues for the segment were impacted by approximately $15 million resulting from the loss of the Key3Media tradeshows. Continued higher labor and certain show production costs, combined with failure to move aggressively in eliminating and controlling overhead and other costs during the latter part of the year, also contributed to lower margins for the segment.

      Travel and Recreation Services. Revenues of the ongoing travel and recreation businesses decreased $6.5 million, or 8.2 percent, to $72.5 million in 2000. The revenue decrease resulted primarily from an overall decrease in traffic from U.S., Canadian and Japanese tourists and the discontinuance of a lower margin package tour business. Operating income for the travel and recreation businesses was $19.1 million, an increase of $2.8 million, or 16.9 percent, over that of 1999, primarily due to higher margin business, cost reduction efforts, and the full year results of an acquisition made in late 1999.

      Corporate Activities. The $9.6 million decrease in corporate activities expense from 1999 to 2000, was due primarily to $6.8 million lower expense provisions associated with Viad’s incentive plans because aggressive financial goals and targets linked to stock price appreciation were not achieved. Corporate cost reduction efforts also contributed to the decline.

      Other Investment Income. Other investment income, relating to Corporate securities, totaled $13.1 million and $14.5 million in 2000 and 1999, respectively. This investment income was generated from the investment of a portion of the cash proceeds from the July 1999 sale of Dobbs. The decline in interest income is due primarily to the use of investment proceeds for the purchase of treasury shares.

      Interest Expense. Interest expense decreased to $25.3 million in 2000 from $26.9 million in 1999, primarily as a result of lower average debt levels during 2000, offset partially by higher average interest rates.

      Income Taxes. Excluding the effect of restructuring charges and other items, the 2000 effective tax rate was 15.2 percent, down from 19.1 percent in 1999. The actual tax rate for 2000 is lower than in previous years due to higher tax-exempt investment income in proportion to total pre-tax income. This resulted from growth in investments in tax-exempt securities from the Payment Services businesses along with lower operating income from the Convention and Event Services businesses.

Liquidity and Capital Resources:

      Viad’s total debt at December 31, 2001 was $396.8 million compared with $447.1 million at December 31, 2000. The debt-to-capital ratio at December 31, 2001 was 0.35 to 1, compared to 0.37 to 1 at December 31, 2000. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. While the Shelf Registration is effective, it requires amendment to ensure immediate access to the capital markets. Viad intends to prepare and file such amendment. No securities have been issued under the program.

      Viad began its stock repurchase program in July 1998 for the purpose of replacing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. During 1999, Viad announced a program to repurchase up to $200 million of its common stock. In October 2000, Viad announced its intent to repurchase an additional $50 million of its common stock and in January 2001, Viad announced its intent to repurchase an additional 2 million to 3 million shares of its common stock. Under these plans, 1,416,000 shares were repurchased in 2001 for $34.6 million at an average price of $24.45 and 6,231,000 shares were repurchased in 2000 for $147.2 million at an average price of $23.62. Substantially all share repurchases in 2001 were made during the 2001 first quarter. Given the uncertainty in the economy, share repurchases have been deferred in order to prudently conserve cash.

      Proceeds from the exercise of stock options, including tax benefits on stock option exercises, totaled $22.8 million and $20.1 million in 2001 and 2000, respectively. The level of future cash generated from stock option exercises may vary depending on Viad’s stock price compared to the option exercise price and the ability of the grantees to exercise stock options.

      With respect to working capital, in order to minimize the effects of borrowing costs on earnings, Viad strives to maintain current assets at the lowest practicable levels while at the same time taking advantage of payment terms offered by trade creditors and obtaining advance deposits from customers for certain projects and services. However, working capital requirements may fluctuate significantly from seasonal factors as well as changes in levels of receivables and inventories caused by numerous business factors.

      Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit). Effective August 31, 2001, Viad completed credit facilities totaling $425 million to replace and consolidate its previous $300 million revolving bank credit agreement, various letter of credit support facilities and a Canadian credit facility without substantially increasing Viad’s overall credit capacity. Under these facilities, short-term borrowings are supported by a $200 million short-term 364-day facility (with a one-year term out provision, at Viad’s option, in the event a new facility is not established) and a $225 million five-year facility. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facility totaled $182 million at December 31, 2001. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements. At December 31, 2001, Viad guaranteed $34.5 million of subsidiary obligations of which 85 percent represents obligations associated with operating leases and other unused credit facilities. The remaining 15 percent represents subsidiary obligations included in total debt in the Consolidated Balance Sheets.

      The ability of Viad to maintain its investment grade rating is critical as it affects the cost of borrowing. In addition, major clearing banks and financial institution customers of Viad’s Payment Services require that Viad maintain an investment grade rating. Any ratings downgrade could increase Viad’s cost of borrowing, result in termination of debt, or require certain actions be performed to rectify such a situation. Such a downgrade could also have a negative effect on Viad’s ability to attract and retain new or existing customers. Being placed on credit watch with negative implications could also affect Viad’s cost of borrowing for its short-

term debt and/or the ability to obtain such short-term funding. Currently, the ratings outlook from the rating agencies is “stable.”

      Payment Services has agreements with clearing banks that provide processing and clearing functions for money orders and official checks. Certain contracts have covenants that require the maintenance of specified levels of capital for Viad’s Payment Services operations. Any changes in specified capital levels may require additional capital contributions be made by Viad to Payment Services and/or may require Payment Services to change the mix of its investments or increase the level of investment liquidity, which could result in lower rates of return.

      Capital spending has been reduced by obtaining, where appropriate, equipment and other property under operating leases. Cash flows from operations and proceeds from the sales of noncore businesses and assets during the past three years have generally been sufficient to fund capital expenditures, acquire businesses and pay cash dividends to stockholders. Although no assurance can be given, Viad expects operating cash flows and short-term borrowings to be sufficient to finance its ongoing business, maintain adequate capital levels and meet covenant and investment grade rating requirements. Should financing requirements exceed such sources of funds, Viad believes it has adequate external financing sources available, including unused commitments under its credit facilities, to cover any shortfall.

      EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures, and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with generally accepted accounting principles. EBITDA is defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization and restructuring charges and other items and includes the fully taxable equivalent adjustment. In 2001, EBITDA was $289 million, down 11.1% from 2000. EBITDA in 2000 was $325 million, up 13.8 percent from 1999.

      Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, the securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.” Although the Payment Services investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of the investments reduces this risk. Approximately 99 percent of the investments at December 31, 2001 have a rating of A or higher or are collateralized by federal agency securities. Although Payment Services’ investment portfolio is highly diversified, if any one issuer were unable to pay its obligations or were to enter into bankruptcy, Payment Services may have to sell the investment and reinvest the proceeds in permissible securities and/or could lose a portion or a substantial amount of the investment with such issuer. Under normal circumstances there is no requirement to sell long-term debt securities prior to their maturity, as the funds from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service obligations as they are presented. Fluctuations in the balances of Payment Services’ assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of agents’ receivables, and the timing of the presentment of such instruments.

      Working in cooperation with certain financial institutions, Payment Services has established separate consolidated entities and processes that provide these financial institutions with additional assurance of the ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments. In some cases, alternative credit support has been purchased by Payment Services that provide backstop funding as additional security for payment of their instruments. However, Payment Services remains liable to satisfy the obligations. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under the caption “Payment service obligations.” Under certain limited circumstances, clients have rights to demand liquidation of the segregated assets or to take other similar actions. While an orderly liquidation of assets would be required, any such actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects.

      A Viad Payment Services subsidiary has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents in an amount not to exceed $450 million. The agreement runs through June 2003, but the decision to sell receivables is made daily. In addition, there is also no requirement for the purchasing bank to purchase the receivables. The receivables are sold in order to accelerate Payment Services’ cash flow for investments in permissible securities.

      Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $755 million available to assist in the management of their investments and the clearing of payment service obligations. No borrowings were outstanding under these facilities at December 31, 2001 or 2000.

      Viad sold treasury stock in 1992 to Viad’s Employee Equity Trust (the “Trust”) to fund certain existing employee compensation and benefit plans over the scheduled 15-year term of the Trust. For financial reporting purposes, the Trust is consolidated with Viad. The fair market value of the shares held by the Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. At December 31, 2001, approximately 2,875,000 shares remained in the Trust and were available to fund future benefit obligations.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Viad’s market risk exposures relate primarily to fluctuations in interest rates and, to a lesser degree, to fluctuations in foreign exchange rates. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of the company. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Viad’s exposure to these risks is primarily associated with its Payment Services business. Certain derivative financial instruments are used as part of Viad’s risk management strategy to manage these exposures. Derivatives are not used for speculative purposes.

      The company is exposed to foreign exchange risk as Viad has certain receivables and payables denominated in foreign currencies. Viad primarily utilizes forward contracts to hedge its exposure to fluctuations in foreign exchange rates. Forward contracts relating to Payment Services’ wire transfer transactions generally have maturities less than thirty days, and forward contracts relating to other receivables or payables generally have maturities less than ninety days. The forward contracts are recorded on the Consolidated Balance Sheets, and the effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      The company’s earnings can be adversely affected by changing interest rates. A portion of Viad’s Payment Services business involves the payment of commissions to selling agents of its official check program. A Payment Services subsidiary has also entered into agreements to sell receivables from its bill payment and money order agents. The commissions and net proceeds from the agents’ receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of the variable rate risk through the purchase of swap agreements which convert the variable rate payments to fixed rates. These instruments create a cash flow hedge as defined under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      Stockholders’ equity can be adversely affected by changing interest rates, as changes in the fair value of securities classified as available for sale (after-tax) and changes in the fair value of derivative financial instruments (after-tax) are included as a component of stockholders’ equity. The fair value of derivative financial instruments generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, an increase or decrease in stockholders’ equity related to changes in the fair value of securities classified as available for sale, may not be offset, in whole or in part, by the decrease or increase in stockholders’ equity related to changes in the fair value of derivative financial instruments.

      Viad is also exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

      Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the increase in pre-tax income would be approximately $3.4 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in a decrease in pre-tax income of approximately $1.7 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results.

      Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available for sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available for sale of approximately $100.1 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $61.1 million), an estimated increase in the fair value of derivative financial instruments of approximately $50.9 million (along with an after-tax increase in accumulated other comprehensive income of approximately $31.0 million) and an estimated off-balance-sheet decrease in the fair value of fixed-rate debt of approximately $1.5 million at December 31, 2001. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available for sale of approximately $95.9 million (along with an after-tax increase in accumulated other comprehensive income of approximately $58.5 million), an estimated off-balance-sheet decrease in the fair value of derivative financial instruments of approximately $50.9 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $31.0 million) and an estimated off-balance-sheet increase in the fair value of fixed-rate debt of approximately $1.6 million at December 31, 2001. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth.

      Interest Rate Risk and Market Risk Oversight. Viad has established several levels of risk management oversight and control. An investment committee, comprised of senior officers of Viad and Payment Services, and reporting to the Chief Executive Officer of Viad, routinely reviews investment and risk management strategies and results. Additionally, the company employs an independent advisor to its investment committee. Viad maintains formal procedures for entering into derivative transactions, and management regularly monitors and reports to the Audit Committee of the Board of Directors on such activity. The agreements are with major financial institutions which are currently expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Viad regularly monitors the credit ratings of the counterparties, and the likelihood of default is considered remote.

Recent Accounting Pronouncements:

      As discussed in Note A of Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 142, which is effective for Viad on January 1, 2002, specifies that goodwill and certain intangibles with indefinite lives will no longer be amortized but instead will be subject to periodic impairment testing. As part of the transition provisions, Viad will be required to measure goodwill for impairment as of January 1, 2002. Viad is in the process of evaluating the impact of SFAS No. 142. SFAS No. 144, which is also effective for Viad on January 1, 2002, supersedes existing accounting guidance on asset impairment under SFAS No. 121. Viad does not anticipate that SFAS No. 144 will have any material impact on its financial position or results of operations.

Forward-Looking Statements:

      As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to the historical information contained herein, this Annual Report on Form 10-K includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, or expectations of or current trends in future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, restructuring plans (including timing and realization of cost savings) and market risk disclosures. Actual results could differ materially from those projected in forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this Annual Report.

Item 8.     Financial Statements and Supplementary Data

      Refer to Index to Financial Statements on page 22 for required information.

Item 9.     Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding Directors of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 14, 2002, and is incorporated herein by reference. Information regarding executive officers of Registrant is located at page 5 of this Report.

Item 11.     Executive Compensation

      Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 14, 2002, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 14, 2002, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      None.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this report.

           2. None.

3. The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b)	Reports on Form 8-K filed since Third Quarter 2001

Viad filed no reports on Form 8-K during the last quarterly period covered by this report. A report on Form 8-K dated January 24, 2002 was filed January 24, 2002 by Viad. The Form 8-K reported, under Item 5, Viad’s announcement of its financial results for the fourth quarter and 2001 fiscal year (subject to audit) and the restatement of Viad’s audited financial statements for the fiscal years 1998, 1999 and 2000.

(c)	Exhibits

See Exhibit Index.

(d)	Financial Statement Schedules

None.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 22nd day of February, 2002.

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

Date: February 22, 2002

Principal Financial Officer

By:	/s/ KIMBRA A. FRACALOSSI

Kimbra A. Fracalossi
Chief Financial Officer

Date: February 22, 2002

Principal Accounting Officer

By:	/s/ CATHERINE L. STEVENSON

Catherine L. Stevenson
Vice President — Controller

Date: February 22, 2002

Directors

Jess Hay
Judith K. Hofer
Donald E. Kiernan
Jack F. Reichert
Linda Johnson Rice
Douglas L. Rock
Timothy R. Wallace

By:	/s/ CATHERINE L. STEVENSON

Attorney-in-Fact

Date: February 21, 2002

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

		(as restated)

	(000 omitted, except
	share data)

Assets

Current assets:

Cash and cash equivalents	$46,593	$42,298

Short-term investments	118,021	42,538

Receivables	64,134	115,792

Inventories	55,682	70,434

Deferred income taxes	45,916	40,050

Other current assets	48,555	32,511

	378,901	343,623

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations	1,476,475	1,462,503

Total current assets	1,855,376	1,806,126

Investments in securities	51,535	41,018

Investments restricted for payment service obligations	5,422,899	3,630,615

Property and equipment	260,480	286,157

Other investments and assets	67,715	102,967

Deferred income taxes	82,764	46,596

Intangibles	623,290	638,013

	$8,364,059	$6,551,492

Liabilities and Stockholders’ Equity

Current liabilities:

Short-term bank loans	$457	$2,666

Accounts payable	60,913	81,146

Other current liabilities	203,702	176,467

Current portion of long-term debt	42,224	67,134

	307,296	327,413

Payment service obligations	6,649,722	4,875,254

Total current liabilities	6,957,018	5,202,667

Long-term debt	354,147	377,306

Pension and other postretirement benefits	94,424	74,280

Derivative financial instruments (Note K)	91,414

Other deferred items and insurance liabilities	135,420	135,588
Commitments and contingent liabilities (Notes Q and R)

Minority interests	5,284	4,263

$4.75 Redeemable preferred stock	6,679	6,658

Common stock and other equity:

Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610

Additional capital	225,003	245,634

Retained income	762,008	742,615

Unearned employee benefits and other	(82,952)	(94,804)

Accumulated other comprehensive income:

Unrealized gain on securities classified as available for sale	29,876	656

Unrealized loss on derivative financial instruments (Note K)	(53,875)

Cumulative translation adjustments	(13,211)	(8,612)

Minimum pension liability adjustment	(13,739)	(1,795)

Common stock in treasury, at cost, 10,806,006 and 10,676,444 shares	(283,047)	(282,574)

Total common stock and other equity	719,673	750,730

	$8,364,059	$6,551,492

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

		(as restated)	(as restated)

	(000 omitted, except per share data)

Revenues	$1,659,390	$1,726,808	$1,581,169

Costs and expenses:

Costs of sales and services	1,482,361	1,538,174	1,403,559

Corporate activities	12,029	9,783	19,369

Other investment income	(5,652)	(13,115)	(14,468)

Interest expense	25,936	25,303	26,888

Restructuring charges and other items	96,644	(2,091)	(9,676)

Minority interests	1,326	1,717	2,078

	1,612,644	1,559,771	1,427,750

Income before income taxes	46,746	167,037	153,419

Income tax (benefit) expense	(4,388)	26,218	30,964

Income from continuing operations	51,134	140,819	122,455

Income from discontinued operations			218,954

Net income	$51,134	$140,819	$341,409

Diluted income per common share

Continuing operations	$0.58	$1.54	$1.26

Discontinued operations			2.27

Diluted net income per common share	$0.58	$1.54	$3.53

Average outstanding and potentially dilutive common shares	86,322	90,925	96,396

Basic income per common share

Continuing operations	$0.58	$1.57	$1.31

Discontinued operations			2.35

Basic net income per common share	$0.58	$1.57	$3.66

Average outstanding common shares	85,503	88,802	93,007

Dividends declared per common share	$0.36	$0.36	$0.35

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,

	2001	2000	1999

		(as restated)	(as restated)

	(000 omitted)

Net income	$51,134	$140,819	$341,409

Other comprehensive income:

Unrealized gains (losses) on securities classified as available for sale:

Transition adjustment resulting from the transfer of securities classified as held to maturity to securities classified as available for sale, upon initial application of Statement of Financial Accounting Standards No. 133 on January 1, 2001, net of tax provision of $2,412	3,772

Holding gains (losses) arising during the period, net of tax provision (benefit) of $20,914, $47,797, and $(53,748)	32,711	74,759	(84,068)

Reclassification adjustment for net realized gains included in net income, net of tax provision of $4,643, $2,610, and $2,675	(7,263)	(4,082)	(4,184)

	29,220	70,677	(88,252)

Unrealized loss on derivative financial instruments:

Cumulative effect of transition adjustment upon initial application of Statement of Financial Accounting Standards No. 133 on January 1, 2001, net of tax benefit of $4,796	(7,501)

Holding losses arising during the period, net of tax benefit of $50,428	(78,874)

Net reclassifications from other comprehensive income to net income, net of tax provision of $20,779	32,500

	(53,875)	—	—

Unrealized foreign currency translation adjustments:

Holding (losses) gains arising during the period	(4,599)	(3,677)	1,066

Reclassification adjustment for sales of investments in foreign entities included in net income			1,008

	(4,599)	(3,677)	2,074

Minimum pension liability adjustment, net of tax benefit of $6,432, $65, and $389	(11,944)	(121)	(721)

Other comprehensive (loss) income	(41,198)	66,879	(86,899)

Comprehensive income	$9,936	$207,698	$254,510

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2001	2000	1999

		(as restated)	(as restated)

	(000 omitted)

Cash flows provided (used) by operating activities

Net income	$51,134	$140,819	$341,409

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	69,096	68,600	62,979

Deferred income taxes	(36,480)	12,705	2,700

Income from discontinued operations			(218,954)

Restructuring charges and other items	96,644	8,165	(1,500)

Gains on dispositions of businesses, property and other assets	(12,277)	(17,619)	(7,659)

Other noncash items, net	10,941	879	9,320

Change in operating assets and liabilities:

Receivables and inventories	49,085	(73,448)	56,340

Accounts payable and accrued compensation	(26,874)	(23,655)	(52,254)

Other assets and liabilities, net	16,128	(16,318)	(49,742)

	217,397	100,128	142,639

Change in payment service assets and obligations, net	1,774,193	413,765	556,340

Net cash provided by operating activities	1,991,590	513,893	698,979

Cash flows provided (used) by investing activities

Capital expenditures	(49,783)	(45,206)	(62,010)

Acquisitions of businesses, net of cash acquired	(865)	(28,868)	(29,521)

Proceeds from dispositions of businesses, property and other assets	1,040	44,276	57,215

Proceeds from sales and maturities of securities classified as available for sale	2,074,719	1,530,519	1,403,277

Proceeds from maturities of securities classified as held to maturity	464,608	60,280	111,204

Purchases of securities classified as available for sale	(3,527,968)	(1,371,135)	(2,100,239)

Purchases of securities classified as held to maturity	(848,823)	(594,405)	(349,362)

Cash provided by discontinued operations		10,585	650,748

Net cash used by investing activities	(1,887,072)	(393,954)	(318,688)

Cash flows provided (used) by financing activities

Payments on long-term borrowings	(68,316)	(32,751)	(3,709)

Net change in short-term borrowings	18,288	90,314	(142,145)

Dividends on common and preferred stock	(31,995)	(33,092)	(33,713)

Exercise of stock options	16,422	11,945	20,887

Common stock purchased for treasury	(34,622)	(147,163)	(204,059)

Net cash used by financing activities	(100,223)	(110,747)	(362,739)

Net increase in cash and cash equivalents	4,295	9,192	17,552

Cash and cash equivalents, beginning of year	42,298	33,106	15,554

Cash and cash equivalents, end of year	$46,593	$42,298	$33,106

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total

			(as restated)				(as restated)

	(000 omitted)

Balance, December 31, 1998	$149,610	$327,866	$326,609	$(162,543)	$10,269	$(8,579)	$643,232

Net income			341,409				341,409

Dividends on common and preferred stock			(33,713)				(33,713)

Employee benefit plans		(26,809)		21,487		44,950	39,628

Employee Equity Trust adjustment to market value		(11,238)		11,238			—

Treasury shares acquired						(204,059)	(204,059)

Unrealized translation gain					2,074		2,074

Unrealized loss on securities classified as available for sale					(88,252)		(88,252)

Minimum pension liability adjustment					(721)		(721)

Other, net		(21)	294			21	294

Balance, December 31, 1999	149,610	289,798	634,599	(129,818)	(76,630)	(167,667)	699,892

Net income			140,819				140,819

Dividends on common and preferred stock			(33,092)				(33,092)

Employee benefit plans		(27,200)		18,051		32,255	23,106

Employee Equity Trust adjustment to market value		(16,963)		16,963			—

Treasury shares acquired						(147,163)	(147,163)

Unrealized translation loss					(3,677)		(3,677)

Unrealized gain on securities classified as available for sale					70,677		70,677

Minimum pension liability adjustment					(121)		(121)

Other, net		(1)	289			1	289

Balance, December 31, 2000	149,610	245,634	742,615	(94,804)	(9,751)	(282,574)	750,730

Transition adjustment, effective January 1, 2001, upon initial application of Statement of Financial Accounting Standards No. 133					(3,729)		(3,729)

Net income			51,134				51,134

Dividends on common and preferred stock			(31,995)				(31,995)

Employee benefit plans		(23,009)		14,230		34,149	25,370

Employee Equity Trust adjustment to market value		2,378		(2,378)			—

Treasury shares acquired						(34,622)	(34,622)

Unrealized translation loss					(4,599)		(4,599)

Unrealized gain on securities classified as available for sale					25,448		25,448

Unrealized loss on derivatives					(46,374)		(46,374)

Minimum pension liability adjustment					(11,944)		(11,944)

Other, net			254				254

Balance, December 31, 2001	$149,610	$225,003	$762,008	$(82,952)	$(50,949)	$(283,047)	$719,673

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001, 2000, and 1999

A. Significant Accounting Policies

      Principles of Consolidation. The Consolidated Financial Statements of Viad Corp (“Viad”) include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

      Use of Estimates. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported results of operations during the period. Actual results could differ from those estimates.

      Cash and Cash Equivalents. Viad considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash equivalents are classified as “Short-term investments.” See Note F.

      Investments in Securities. Corporate securities, other than securities held by Payment Services, are included in the Consolidated Balance Sheets under the caption, “Investments in securities” with the current portion and investments with original maturities of three months or less included under the caption, “Short-term investments.” In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Viad classifies these investments as available for sale. See Note F.

      Assets Restricted for Payment Service Obligations. Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. In addition, certain other assets of the Payment Services subsidiaries are available if necessary to meet such obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.”

      In accordance with SFAS No. 115, Viad classifies these investment securities restricted for payment service obligations as either available for sale or held to maturity. See Note G.

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

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and any impairment write-downs pursuant to SFAS No. 121. Property and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets: buildings, 15 to 40 years; equipment, 3 to 10 years; and leasehold improvements, over the shorter of the lease term or useful life.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangibles. Intangibles, including goodwill, are carried at cost less accumulated amortization and any impairment write-downs pursuant to SFAS No. 121. Intangibles are amortized on the straight-line method over the estimated lives or periods of expected benefit, but not in excess of 40 years. (See Recent Accounting Pronouncements below).

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

      Derivative Financial Instruments. Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes. Amounts receivable or payable under derivative swap agreements used to hedge exposure of interest rate changes on variable rate commission payments and net proceeds from agents’ receivables sales are accrued and recognized as an adjustment to the expense of the related transaction. The change in fair value of the derivative is recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify as a hedge will be reflected at fair value, with changes in value recognized through earnings. Forward derivative contracts used to hedge assets and liabilities denominated in foreign currencies are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, was not significant. As discussed in Note K, on January 1, 2001, Viad adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments and interpretations. SFAS No. 133 requires that entities record all derivatives as either assets or liabilities, measured at fair value.

      Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair value due to the short-term maturities of these instruments. The fair value of investments in debt and equity securities is disclosed in Notes F and G. The estimated fair value of debt and derivative financial instruments is disclosed in Notes J and K, respectively. Considerable judgement is required in interpreting market data and assumptions used to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that Viad could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

      Revenue Recognition. Revenue is recognized when services are performed, fees are earned, or products are delivered. Convention service revenue is recognized upon completion of the tradeshow or event. Revenue on certain long-term exhibit contracts is recognized on the percentage of completion method. Revenues include investment earnings on assets restricted for payment service obligations.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

      Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for Viad on January 1, 2002). SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives will no longer be amortized but instead will be subject to periodic impairment testing. Had SFAS No. 142 been adopted January 1, 2001, the impact of ceasing goodwill amortization (based on Viad’s current levels of goodwill) would have increased net income in 2001 by approximately $14,300,000, or $0.16 per diluted share. Intangible assets with finite lives will continue to be amortized over their respective useful lives. Viad will be required to measure goodwill for impairment as of January 1, 2002 as part of the transition provisions. For Viad, the impairment analysis must be completed no later than June 30, 2002. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. Viad is in the process of evaluating the impact of SFAS No. 142 on its other intangible assets and has not yet determined if a cumulative effect adjustment will be required upon adoption.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for Viad on January 1, 2002). SFAS No. 144 supersedes existing accounting guidance on asset impairment under SFAS No. 121. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. Viad does not anticipate that this new standard will have any material impact on its financial position or results of operations.

B. Restatement of Financial Statements

      Subsequent to the issuance of Viad’s 2000 consolidated financial statements, management determined that the financial statements for 2000, 1999, and 1998 required restatement due to errors identified at Exhibitgroup/ Giltspur (one of two operating companies included in the Convention and Event Services segment).

      In the 2001 third quarter, Viad recorded a pre-tax restructuring charge of $66,100,000 (See Note C) relating, in large part, to the closure and consolidation of certain of Exhibitgroup/ Giltspur’s facilities. As the company undertook the actual closure process, it discovered that, in addition to the amounts included in the restructuring charge, certain charges and expenses relating to the accounting for work-in-process costs after completion of associated job(s), raw material inventories and other current liabilities were necessary. Upon reviewing those additional items, it was determined that some of them related to prior periods. As a result, Viad determined it was necessary to restate its audited financial statements for 2000, 1999 and 1998.

      The restatement is attributable only to Exhibitgroup/ Giltspur. The restatement reduced Viad’s cumulative three-year (2000, 1999 and 1998) income from continuing operations by a total of $12,426,000 from $370,395,000, as originally reported, or by 3.4 percent as follows: $3,673,000, or $0.04 per share (2000), $6,104,000, or $0.06 per share (1999) and $2,649,000, or $0.03 per share (1998). Operating income for the Convention and Event Services segment (see Note S) and all applicable income and per share amounts for 2000, 1999 and 1998 presented herein have been restated. For restated unaudited quarterly data for 2000, see Note T.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the effects of the restatement on Viad’s Consolidated Statements of Income and related segment data for the years ended December 31, is as follows:

	2000		1999

	(as previously		(as previously
	reported)	(as restated)	reported)	(as restated)

	(000 omitted, except per share data)

Total Company:

Cost of sales and services	$1,532,053	$1,538,174	$1,393,383	$1,403,559

Income before income taxes	$173,158	$167,037	$163,595	$153,419

Income tax expense	28,666	26,218	35,036	30,964

Income from continuing operations	144,492	140,819	128,559	122,455

Income from discontinued operations			218,954	218,954

Net income	$144,492	$140,819	$347,513	$341,409

Diluted income per common share:

Continuing operations	$1.58	$1.54	$1.32	$1.26

Discontinued operations			2.27	2.27

Diluted net income per common share	$1.58	$1.54	$3.59	$3.53

Basic income per common share:

Continuing operations	$1.61	$1.57	$1.37	$1.31

Discontinued operations			2.35	2.35

Basic net income per common share	$1.61	$1.57	$3.72	$3.66

Convention and Event Services segment:

Revenue	$1,032,115	$1,032,115	$932,768	$932,768

Operating income before restructuring charges and other items	$81,631	$75,510	$99,934	$89,758

      A summary of the effects of the restatement on Viad’s Consolidated Balance Sheets at December 31 is as follows:

	2000		1999

	(as previously		(as previously
	reported)	(as restated)	reported)	(as restated)

	(000 omitted)

Inventories	$87,131	$70,434	$73,687	$62,301

Other current liabilities	180,738	176,467	206,912	204,279

Retained income(1)	755,041	742,615	643,352	634,599

(1)	Retained income at January 1, 1999 was restated from $329,258,000 to $326,609,000.

C. Restructuring Charges and Other Items

      In the 2001 third quarter, Viad recorded restructuring charges totaling $66,100,000 ($39,910,000 after-tax) associated with the closure and consolidation of certain facilities, severance and other employee benefits of which $3,730,000 (relating to the write-down of certain inventories) was charged to “Cost of sales and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services.” The remaining $62,370,000 was classified under the caption “Restructuring charges and other items.”

      The charges, 93 percent relating to the Convention and Event Services segment, consist of costs associated with the closure and consolidation of certain facilities and severance and other employee benefits related to the elimination of approximately 800 positions across numerous regions, business functions and job classes. The charges also include amounts for the write-down (net of estimated sales proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. The write-down of assets was based on impairment analyses, including discounted cash flow and estimates of the net realizable value of the assets to be disposed.

      A summary of the restructuring charges, amounts utilized and remaining accrued liability balance is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination	Impairment	Other	Total

	(000 omitted)

Initial restructuring charge	$13,914	$30,252	$20,322	$1,612	$66,100

Cash payments	(6,907)	(2,335)		(1,612)	(10,854)

Noncash write-downs(1)			(20,322)		(20,322)

Balance at December 31, 2001	$7,007	$27,917	$—	$—	$34,924

(1)	Relates primarily to the write-down of leasehold improvements and fixed assets.

      Payments under long-term lease obligations will continue to be made over the remaining terms of the leases. Approximately 80 percent of the facility closures and consolidation had been completed and 60 percent of the positions had been eliminated as of December 31, 2001.

      Also in the 2001 third quarter, Viad’s payment services subsidiary, Travelers Express Company, Inc. (“Travelers Express”) recorded a charge totaling $5,000,000 ($3,026,000 after-tax) resulting from the bankruptcy of a large money order agent in September 2001.

      In August 2000, Key3Media Group, Inc. (“Key3Media”), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES Exposition Services, Inc. (“GES”) to produce tradeshows. The companies had been involved in litigation regarding the contract termination. During the second quarter of 2001, GES and Key3Media agreed to end the litigation. As a result of the settlement, Viad recorded a noncash provision totaling $29,274,000 ($18,267,000 after-tax) in the 2001 second quarter representing primarily the write-off of net receivables and prepayments made to Key3Media. The settlement will have no adverse impact on future operations.

      In July 2000, Viad sold its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. Viad recorded a gain of $10,256,000 ($5,655,000 after-tax) on the sale, after deducting costs of sale and related expense provisions. Also in the third quarter of 2000, Viad recorded a charge of $8,165,000 ($4,778,000 after-tax) to streamline and consolidate certain operations in Viad’s Convention and Event Services segment. In addition to costs related to reductions in headcount, the charge included the write-down of certain fixed assets and facility closure costs.

      In the second quarter of 1998, Travelers Express petitioned the Federal District Court to set aside a settlement term sheet under a patent infringement litigation initiated by Travelers Express against Integrated Payment Systems (“IPS”), a subsidiary of First Data Corporation, because of the parties’ failure to agree on final settlement terms. At that time, Travelers Express recorded a provision totaling $10,642,000 ($6,917,000 after-tax) and tendered back to IPS amounts which IPS had paid to Travelers Express pursuant to the term

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet. In December 1999, the Court reinstated the settlement and ordered IPS to pay back to Travelers Express the amounts paid in 1998 and to resume scheduled payments as provided by the term sheet. Accordingly, after deducting legal and other costs, Travelers Express recorded a gain of $8,176,000 ($5,314,000 after-tax) in the fourth quarter of 1999.

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

      Results of operations up to dates of sale of these sold businesses (not classified as discontinued operations) are included in Viad’s “Sold travel and recreation businesses” category. See Note S. In connection with the sales, Viad has retained and provided for certain environmental, insurance and other liabilities.

D. Acquisitions of Businesses

      During 2000, Viad purchased a small Convention and Event Services company, and during 1999, Viad purchased several small Convention and Event Services companies. Also during 1999, Viad purchased a 71 percent interest in a small Travel and Recreation Services company; the remaining minority interest was acquired in 2000 and 2001. The acquisitions were accounted for as purchases. The purchase prices, including acquisition costs, were allocated to the net tangible and identifiable intangible assets acquired based on estimated fair values at the dates of the acquisitions. The difference between the purchase prices and the related fair values of net assets acquired represents goodwill.

      The accompanying financial statements include the accounts and results of operations from the dates of acquisition. The results of operations of the acquired companies from the beginning of the year to the dates of acquisition are not material to the consolidated results of operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net cash paid, the estimated fair value of assets acquired and debt and other liabilities assumed for the years ended December 31 were as follows:

	2001	2000	1999

	(000 omitted)

Assets acquired:

Property and equipment	$—	$791	$8,533

Intangibles, primarily goodwill	865	30,245	25,213

Other assets		12,402	6,838

Debt and other liabilities assumed		(14,570)	(11,063)

Net cash paid	$865	$28,868	$29,521

E. Discontinued Operations

      In July 1999, Viad sold Dobbs International Services, Inc. In connection with the sale, Viad retained and provided for certain environmental and other liabilities.

      Revenues applicable to the discontinued operations totaled $438,179,000 in 1999. The caption “Income from discontinued operations” in the Consolidated Statements of Income for the year ended December 31, 1999 includes the following:

1999

(000 omitted)

Income from operations, net of tax provision of $11,950	$16,678

Gains on sales of businesses, net of tax provision of $99,160	213,437

Provision related to previously discontinued businesses, net of tax provision of $6,111(1)	(11,161)

Income from discontinued operations	$218,954

(1)	Represents additional provisions for self insurance, environmental and other liabilities arising from previously discontinued businesses.

F. Investments in Securities

      Corporate securities, other than securities held by Payment Services as described in Note G, that are being held for an indefinite period of time pending Viad’s use to fund strategic acquisitions, purchase treasury shares or pay down debt are included in the Consolidated Balance Sheets under the caption, “Investments in securities.” The current portion and investments with original maturities of three months or less (including money market investments totaling $118,021,000 at December 31, 2001) are included under the caption, “Short-term investments.” Securities are classified as available for sale and are carried at fair market value in accordance with SFAS No. 115. The net unrealized holding loss of $67,000 (net of a deferred tax asset of $42,000) at December 31, 2001 and the net unrealized holding gain of $139,000 (net of a deferred tax liability of $88,000) at December 31, 2000, are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Income arising from these investments is included in the Consolidated Statements of Income under the caption, “Other investment income.”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of securities classified as available for sale at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(000 omitted)

Mortgage-backed and other asset-backed securities	$51,644	$—	$109	$51,535

      A summary of securities classified as available for sale at December 31, 2000 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

Corporate debt securities	$42,538	$—	$—	$42,538

Mortgage-backed and other asset-backed securities	40,791	227		41,018

Securities classified as available for sale	$83,329	$227	$—	$83,556

      Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

      Gross gains and losses are based on the specific identification method of determining cost. No gains or losses were realized during 2001 or 2000. Gross losses of $34,000 were realized during 1999.

G. Assets Restricted for Payment Service Obligations

      Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales, along with certain additional subsidiary funds, are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. In addition, certain other assets of the Payment Services subsidiaries are available, if necessary, to meet such obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Accordingly, securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.” In December 1999 and in July 2000, Viad made capital contributions of approximately $50,000,000 in each period to a Payment Services subsidiary. The proceeds were invested by the subsidiary in debt securities that are included in the caption, “Investments restricted for payment service obligations.”

      Viad regularly monitors credit and market risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. Although the Payment Services investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of its investments reduces this risk (approximately 99 percent of the investments at December 31, 2001, have a rating of A or higher or are collateralized by federal agency securities).

      As described in Note K, a Payment Services subsidiary uses swap agreements to hedge a substantial portion of the variable rate commission payments to its selling agents and the net proceeds of selling receivables from its bill payment and money order agents. The swap agreements effectively convert such

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable rates to fixed rates. The fair value of such swap agreements generally increases when market values of fixed rate, long-term debt investments decline and vice versa.

      Under normal circumstances, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service obligations as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $755,000,000 available to assist in the management of investments and the clearing of payment service obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. No amounts were outstanding under these arrangements at December 31, 2001 or 2000.

      Presented as additional information below is a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related swap agreements at December 31:

	2001	2000

	(000 omitted)

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations	$1,476,475	$1,462,503

Investments restricted for payment service obligations(1)	5,422,899	3,630,615

Payment service obligations	(6,649,722)	(4,875,254)

Fair value of derivative financial instruments(2)	(87,187)	(12,297)

Total	$162,465	$205,567

(1)	As noted below, securities classified as available for sale are carried at fair market value, and securities classified as held to maturity are carried at amortized cost.

(2)	The fair value represents the estimated amount that Viad would pay to counterparties to terminate the swap agreements at December 31. At December 31, 2000, the fair value of the swap agreements was not included in Viad’s Consolidated Balance Sheets. As described in Note K, upon the adoption of SFAS No. 133 on January 1, 2001, Viad recorded a liability of $12,297,000, representing the fair value of Viad’s swap agreements.

      Payment Services securities classified in accordance with SFAS No. 115 are presented below.

      Securities Classified as Available for Sale. Securities that are being held for indefinite periods of time, including those securities which may be sold to assist in the clearing of payment service obligations or in the management of investments, are classified as securities available for sale and are carried at fair value. The net unrealized holding gains of $29,943,000 (net of a deferred tax liability of $19,144,000) and $517,000 (net of a deferred tax liability of $331,000) at December 31, 2001 and 2000, respectively, are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” The unrealized gains during 2001 and 2000 were due principally to decreases in longer-term market interest rates.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of securities classified as available for sale at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$19,672	$107	$68	$19,711

Obligations of states and political subdivisions	734,865	11,320	3,372	742,813

Corporate debt securities	186,192	4,339	941	189,590

Mortgage-backed and other asset-backed securities	2,881,620	57,750	17,853	2,921,517

Debt securities issued by foreign governments	4,991	200		5,191

Preferred stock	120,631	761	3,156	118,236

Securities classified as available for sale	$3,947,971	$74,477	$25,390	$3,997,058

      A summary of securities classified as available for sale at December 31, 2000 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$29,761	$—	$716	$29,045

Obligations of states and political subdivisions	959,313	9,670	2,028	966,955

Corporate debt securities	60,352	1,347	204	61,495

Mortgage-backed and other asset-backed securities	1,119,025	10,300	7,126	1,122,199

Debt securities issued by foreign governments	6,976		69	6,907

Preferred stock	134,218	203	10,529	123,892

Securities classified as available for sale	$2,309,645	$21,520	$20,672	$2,310,493

      Gross gains and losses from sales of securities are based on the specific identification method of determining cost. Gross gains of $15,796,000, $6,738,000, and $6,972,000 were realized during 2001, 2000, and 1999, respectively. Gross losses of $3,890,000, $46,000, and $79,000 were realized during 2001, 2000, and 1999 respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Securities Classified as Held to Maturity. Securities classified as held to maturity consist of securities that management has the ability and intent to hold to maturity and are carried at amortized cost. A summary of securities classified as held to maturity at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$91,768	$283	$353	$91,698

Obligations of states and political subdivisions	464,695	18,687	293	483,089

Corporate debt securities	18,112	1,070		19,182

Mortgage-backed and other asset-backed securities	869,610	21,803	12,685	878,728

Debt securities issued by foreign governments	5,456	25		5,481

Securities classified as held to maturity	$1,449,641	$41,868	$13,331	$1,478,178

      On January 1, 2001, Viad transferred $260,026,000 in book value of securities classified as held to maturity to securities classified as available for sale as permitted in conjunction with the initial application of SFAS No. 133 without calling into question management’s intent or ability to hold other securities as held to maturity. The transfer was reflected as an increase in the carrying value of the investments of $6,184,000, with a corresponding deferred tax liability of $2,412,000 and a transition adjustment of $3,772,000 in other comprehensive income.

      A summary of securities classified as held to maturity at December 31, 2000 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(000 omitted)

U.S. Government agencies	$37,975	$79	$280	$37,774

Obligations of states and political subdivisions	659,051	23,647	84	682,614

Corporate debt securities	8,317	42	10	8,349

Mortgage-backed and other asset-backed securities	614,390	9,747	1,004	623,133

Debt securities issued by foreign governments	5,492	169		5,661

Securities classified as held to maturity	$1,325,225	$33,684	$1,378	$1,357,531

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Scheduled Maturities. Scheduled maturities of securities at December 31, 2001 are presented below:

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(000 omitted)

Due in:

2002	$23,400	$23,800	$—	$—

2003-2006	105,772	109,363	19,408	20,218

2007-2011	403,572	408,360	259,815	267,541

2012 and later	436,376	439,582	300,808	311,691

Mortgage-backed and other asset-backed securities	2,881,620	2,921,517	869,610	878,728

Preferred stock	97,231	94,436

	$3,947,971	$3,997,058	$1,449,641	$1,478,178

      Actual maturities may differ from scheduled maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

H. Property and Equipment

      Property and equipment at December 31 consisted of the following:

	2001	2000

	(000 omitted)

Land	$21,396	$22,331

Buildings and leasehold improvements	77,116	97,384

Equipment	454,926	445,556

	553,438	565,271

Less accumulated depreciation	292,958	279,114

Property and equipment	$260,480	$286,157

I. Intangibles

      Intangibles at December 31 consisted of the following:

	2001	2000

	(000 omitted)

Goodwill	$668,496	$667,631

Other intangibles	68,734	65,210

	737,230	732,841

Less accumulated amortization	113,940	94,828

Intangibles	$623,290	$638,013

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J. Debt

      Long-term debt at December 31 was as follows:

	2001	2000

	(000 omitted)
Senior debt:(1)

Short-term borrowings:

Promissory notes, 2.8% (2001) and 7.5% (2000) weighted average interest rate at December 31	$20,000	$91,000

Commercial paper, 2.5% (2001) and 7.8% (2000) weighted average interest rate at December 31	146,000	54,503

Senior notes, 6.4% (2001) and 6.3% (2000) weighted average interest rate at December 31, due to 2009	174,904	239,840

Guarantee of ESOP debt, floating rate indexed to LIBOR, 1.8% (2001) and 5.5% (2000) at December 31, due to 2009	16,925	18,675

Other obligations, 4.2% (2001) and 5.8% (2000) weighted average interest rate at December 31, due to 2016	20,039	21,919

	377,868	425,937

Subordinated debt, 10.5% debentures, due 2006	18,503	18,503

	396,371	444,440

Less current portion	42,224	67,134

Long-term debt	$354,147	$377,306

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit used to support short-term borrowings.

      Viad satisfies its short-term borrowing requirements with bank lines of credit and the issuance of commercial paper and promissory notes. At December 31, 2001 and 2000, there was $457,000 and $2,666,000, respectively, of short-term borrowings outstanding under bank notes payable.

      Effective August 31, 2001, Viad completed credit facilities totaling $425,000,000, replacing and consolidating its previous $300,000,000 revolving bank credit agreement. The facilities support short-term borrowings, letters of credit and a Canadian facility without substantially increasing Viad’s overall credit capacity. The $425,000,000 includes a $225,000,000 five-year facility and a $200,000,000 364-day facility. The interest rate applicable to borrowings under the credit facilities is indexed to the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads. The facilities also provide for commitment fees. Such spreads and fees will change moderately should Viad’s debt ratings change. Short-term borrowings totaling $166,000,000, and $145,503,000 at December 31, 2001 and 2000, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term credit facility. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $182,000,000 at December 31, 2001.

      Annual maturities of long-term debt due in the next five years will approximate $42,224,000 (2002), $269,286,000 (2003), $20,815,000 (2004), $10,831,000 (2005), $862,000 (2006) and $52,353,000 thereafter. Included in the year 2003 is $166,000,000 which represents the maturity of short-term borrowings assuming the borrowings were due under the one-year term out provisions of the 364-day facility.

      The weighted average interest rate on total debt excluding interest expense unrelated to debt obligations was 5.8%, 6.4%, and 6.0% for 2001, 2000, and 1999, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest paid in 2001, 2000, and 1999 was $27,118,000, $22,910,000, and $31,287,000, respectively.

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500,000,000 of debt and equity securities. While the Shelf Registration is effective, it requires amendment to ensure immediate access to the capital markets. Viad intends to prepare and file such amendment. No securities have been issued under the program.

      The estimated fair value of total debt was $403,169,000 and $447,585,000 at December 31, 2001 and 2000, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of the commercial paper and promissory notes were assumed to approximate fair values due to their short-term maturities.

K. Derivative Financial Instruments

      Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes.

      A portion of Viad’s Payment Services business involves the payment of variable-rate commissions to selling agents of its official check program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents in an amount not to exceed $450,000,000. The agreement expires in June 2003. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate Payment Services’ cash flow for investment in permissible securities as described in Note G.

      The Payment Services subsidiary services the receivables that were sold in exchange for a fee commensurate with the cost of servicing. The balance of sold agents’ receivables as of December 31, 2001 and 2000 was $347,000,000 and $388,000,000, respectively. The average agents’ receivables sold approximated $444,000,000, $433,000,000 and $377,000,000 during 2001, 2000, and 1999, respectively. The expense of selling the agents’ receivables, discounted based on short-term variable interest rates, was $30,095,000, $30,396,000, and $26,352,000 in 2001, 2000, and 1999, respectively, and is included in “Costs of sales and services.”

      Variable-to-fixed derivative financial instruments (swap agreements) have been entered into to mitigate the effects of fluctuations on commission expense and on the net proceeds from agents’ receivable sales. The notional amount of the variable-to-fixed swap agreements totaled $3,195,000,000 at December 31, 2001, with an average pay rate of 5.4% and an average receive rate of 1.7%. The variable-rate portion of the swaps is generally based on Treasury bill, federal funds, or commercial paper rates. The agreements expire as follows: $375,000,000 (2002), $795,000,000 (2003), $225,000,000 (2004), $975,000,000 (2005), $600,000,000 (2006) and $225,000,000 (2007).

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 1, 2001, Viad adopted SFAS No. 133 and its related amendments and interpretations. SFAS No. 133 requires that entities record all derivatives as either assets or liabilities, measured at fair value (representing the estimated amount Viad would pay to counterparties to terminate the swap agreements), with the change in fair value of the derivative recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad’s swap agreements have been designated and qualify as cash flow hedges. The length of time over which future cash flows are hedged ranges from one to six years.

      Upon the adoption of SFAS No. 133, Viad recorded a liability of $12,297,000 (representing the fair value of Viad’s swap agreements), a corresponding deferred tax asset of $4,796,000, and a transition adjustment of $7,501,000 reflected in other comprehensive income. At December 31, 2001, the current portion of the fair value of the swap agreements totaling $11,518,000 is included under the caption “Other current assets,” and $7,291,000 is included under the caption “Other current liabilities.” The noncurrent portion of the swap agreements totaling $91,414,000 is included under the caption, “Derivative financial instruments.”

      The effective portion of the change in fair values of derivatives that qualify as cash flow hedges under SFAS No. 133 is recorded in other comprehensive income. Amounts receivable or payable under the swap agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Income Statements under “Costs of sales and services.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges was not material. No cash flow hedges were discontinued during the year.

      Viad is also exposed to foreign currency exchange risk. Forward derivative contracts used to hedge assets and liabilities denominated in foreign currencies are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. Viad records these forward contracts consistent with the accounting requirements under SFAS No. 52, “Foreign Currency Translation.” While these contracts economically hedge Viad’s foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

L. Earnings Per Share

      The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations:

	2001	2000	1999

	(000 omitted, except per share data)

Income from continuing operations	$51,134	$140,819	$122,455

Less: Preferred stock dividends	(1,137)	(1,134)	(1,131)

Income available to common stockholders	$49,997	$139,685	$121,324

Average outstanding common shares	85,503	88,802	93,007

Additional dilutive shares related to stock-based compensation	819	2,123	3,389

Average outstanding and potentially dilutive common shares	86,322	90,925	96,396

Diluted income per share from continuing operations	$0.58	$1.54	$1.26

Basic income per share from continuing operations	$0.58	$1.57	$1.31

      Options to purchase 2,643,598, 1,377,898 and 179,235 shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M. Preferred Stock and Common Stock and Other Equity

      Viad has 442,352 shares of $4.75 Preferred Stock authorized, of which 340,352 shares are issued. The holders of the $4.75 Preferred Stock are entitled to a liquidation preference of $100 per share and to annual cumulative sinking fund redemptions of 6,000 shares. Viad presently holds 105,372 shares which will be applied to this sinking fund requirement; the 234,980 shares held by others are scheduled to be redeemed in the years 2019 to 2058. In addition, Viad has authorized 5,000,000 and 2,000,000 shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

      Viad has one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of its common stock. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire Viad that is not believed by the Board of Directors to be in the best interest of stockholders. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. Viad may redeem the Rights at $0.01 per Right prior to the time any person or group has acquired 20% or more of Viad’s shares. Viad has reserved 1,000,000 shares of Junior Participating Preferred Stock for issuance in connection with the Rights.

      Viad funds its matching contributions to employees’ 401(k) plans through a leveraged ESOP. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

      In 1989, the ESOP borrowed $40,000,000 to purchase treasury shares from Viad. The ESOP’s obligation to repay this borrowing is guaranteed by Viad; therefore, the unpaid balance of the borrowing ($16,925,000 and $18,675,000 at December 31, 2001 and 2000, respectively) has been reflected in the accompanying Consolidated Balance Sheets as long-term debt. The same amounts, representing unearned employee benefits, have been recorded as a deduction from common stock and other equity. The liability is reduced as the ESOP repays the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP intends to repay the loan (plus interest) using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.

      Information regarding ESOP transactions for the years ended December 31 was as follows:

	2001	2000	1999

	(000 omitted)

Amounts paid by ESOP for:

Debt repayment	$1,750	$1,325	$2,000

Interest	678	1,115	917

Amounts received from Viad as:

Dividends	$727	$808	$847

Contributions	1,649	1,615	2,080

      Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the plan or 80% of the cumulative expense that would have been recognized under the shares allocated method, in accordance with Emerging Issues Task Force Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad has recorded expense of $1,701,000, $1,631,000, and $2,067,000 in 2001, 2000, and 1999, respectively.

      Unallocated shares held by the ESOP totaled 1,860,000 and 2,095,000 at December 31, 2001 and 2000, respectively. Shares allocated during 2001 and 2000 totaled 235,000 and 207,000, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1992, Viad sold treasury stock to Viad’s Employee Equity Trust (the “Trust”) in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note ($27,697,000 at December 31, 2001) and dividend and interest transactions are eliminated in consolidation. The fair market value ($68,074,000 and $78,185,000 at December 31, 2001 and 2000, respectively) of the 2,874,753 and 3,399,343 remaining shares held by the Trust at December 31, 2001 and 2000, respectively, representing unearned employee benefits, is shown as a deduction from common stock and other equity and is reduced as employee benefits are funded. The difference between the cost and fair value of shares held is included in additional capital.

      At December 31, 2001, retained income of $216,047,000 was unrestricted as to payment of dividends by Viad.

N. Stock-Based Compensation

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

      Stock options are granted for terms of ten years at an exercise price based on the market value at the date of grant, and are exercisable 50% after one year with the balance exercisable after two years from the date of grant. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

      Performance-based stock awards (82,200 and 77,200 shares awarded in 2000 and 1999, respectively, at a fair market value per share of $24.44, and $29.50, respectively) vest at the end of a three-year period from the date of grant, based on total shareholder return relative to the applicable stock and industry indices specified at the time of each award. Vested shares with respect to performance periods beginning in 1998, 1997, and 1996 totaled 26,646 in 2001, 70,361 in 2000, and 139,815 in 1999, respectively. Throughout the performance period, holders of the performance-based stock have the right to receive dividends and vote the shares but may not sell, assign, transfer, pledge or otherwise encumber the stock. There were no performance-based stock awards granted in 2001.

      Restricted stock and performance-driven restricted stock awards of 340,600 shares were granted in 2001 at a weighted average price (based on fair market value at date of grant) of $21.69 per share. The restricted stock awards vest three years from the date of grant. Performance-driven restricted stock vests five years from the date of grant; but, a portion of the award may vest, on an accelerated basis, as early as three years from the date of grant if certain long-term incentive performance targets are met or exceeded. Holders of the restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to stock options for the years ended December 31 is as follows:

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at December 31, 1998	8,721,919	$13.38

Granted	800,500	29.46

Exercised	(2,357,122)	12.24

Canceled	(260,676)	23.20

Options outstanding at December 31, 1999	6,904,621	15.27	5,838,871

Granted	995,403	24.47

Exercised	(1,924,706)	10.57

Canceled	(178,028)	25.74

Options outstanding at December 31, 2000	5,797,290	18.09	4,451,659

Granted	2,006,617	23.80

Exercised	(1,739,109)	12.10

Canceled	(414,130)	25.61

Options outstanding at December 31, 2001	5,650,668	21.40	3,466,201

      The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 5.51 to $13.05	824,197	2.4 years	$11.73	824,197	$11.73

$13.88 to $18.34	1,017,320	4.7 years	16.17	1,017,320	16.17

$18.59 to $24.44	1,403,441	8.8 years	22.78	429,774	24.44

$24.78 to $25.20	1,808,010	8.1 years	25.07	621,510	24.82

$25.25 to $29.50	597,700	7.3 years	29.34	573,400	29.46

$ 5.51 to $29.50	5,650,668	6.7 years	21.40	3,466,201	19.89

      Viad applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based and restricted stock awards, which gave rise to compensation expense aggregating $1,261,000, $727,000, and $4,607,000 in 2001, 2000, and 1999, respectively.

      Assuming Viad had recognized compensation cost for stock options and performance-based and restricted stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, income from continuing operations and diluted income per share from continuing operations would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and the tax benefit on nonqualified stock options.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

	(000 omitted, except per share data)

Income from continuing operations:

As reported	$51,134	$140,819	$122,455

Pro forma	45,159	135,368	118,759

Diluted income per share from continuing operations:

As reported	$0.58	$1.54	$1.26

Pro forma	0.51	1.48	1.22

      For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2001, 2000, and 1999 was $7.25, $8.15, and $9.17 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999

Expected dividend yield	1.5%	1.5%	1.2%

Expected volatility	30.4%	29.1%	28.3%

Risk-free interest rate	4.80%	6.85%	5.46%

Expected life	5 years	5 years	5 years

O. Income Taxes

      Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at December 31 related to the following:

	2001	2000

	(000 omitted)

Property and equipment	$(29,636)	$(31,614)

Deferred income	3,581	3,653

Pension, compensation and other employee benefits	45,149	40,653

Provisions for losses	49,233	41,700

Unrealized gain on securities classified as available for sale	(19,102)	(419)

Unrealized loss on derivative financial instruments	33,975

State income taxes	16,011	14,235

Tax credit carryforwards	24,936	9,200

Other deferred income tax assets	16,341	20,438

Other deferred income tax liabilities	(22,512)	(23,872)

	117,976	73,974

Foreign deferred tax liabilities included above	10,704	12,672

United States deferred tax assets	$128,680	$86,646

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The (benefit) provision for income taxes on income from continuing operations for the years ended December 31 consisted of the following:

	2001	2000	1999

	(000 omitted)

Current:

United States:

Federal	$15,739	$(2,262)	$15,606

State	7,259	2,324	3,583

Foreign	9,094	13,451	9,075

	32,092	13,513	28,264

Deferred	(36,480)	12,705	2,700

Income tax (benefit) expense	$(4,388)	$26,218	$30,964

      Certain tax benefits related primarily to stock option exercises and dividends paid to the ESOP totaling $6,733,000, $8,417,000, and $8,832,000 in 2001, 2000, and 1999, respectively, were credited to common stock and other equity.

      Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad. Income tax refunds received in 2001 and income taxes paid in 2000 and 1999 including amounts paid on behalf of the sold and discontinued businesses, including refunds received related to prior years, amounted to $16,429,000, $11,261,000, and $99,271,000, respectively.

      A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates for the years ended December 31 was as follows:

	2001		2000		1999

	(000 omitted)

Computed income taxes at statutory federal income tax rate of 35%	$16,361	35.0%	$58,463	35.0%	$53,697	35.0%

Nondeductible goodwill amortization	3,443	7.4%	3,337	2.0%	2,678	1.7%

State income taxes	1,672	3.6%	3,075	1.8%	2,619	1.7%

Other, net	364	0.7%	(1,582)	(0.9)%	1,226	0.9%

Provision for income taxes before the effect of tax-exempt income	21,840	46.7%	63,293	37.9%	60,220	39.3%

Tax-exempt income	(26,228)	(56.1)%	(37,075)	(22.2)%	(29,256)	(19.1)%

Income tax (benefit) expense	$(4,388)	(9.4)%	$26,218	15.7%	$30,964	20.2%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      United States and foreign income before income taxes from continuing operations for the years ended December 31 was as follows:

	2001	2000	1999

	(000 omitted)

United States	$22,865	$135,798	$130,534

Foreign	23,881	31,239	22,885

Income before income taxes	$46,746	$167,037	$153,419

P. Pension and Other Postretirement Benefits

      Pension Benefits. Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans as described in Note M. In addition, Viad retained the obligations for such benefits for employees of certain sold businesses. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded.

      Net periodic pension cost for defined benefit plans for the years ended December 31 includes the following components:

	2001	2000	1999

	(000 omitted)

Service cost	$2,592	$2,433	$2,554

Interest cost	12,144	11,686	11,037

Expected return on plan assets	(13,538)	(12,816)	(12,407)

Amortization of prior service cost	955	835	674

Recognized net actuarial loss	344	629	820

Net periodic pension cost	$2,497	$2,767	$2,678

      Contributions to multiemployer pension plans totaled $14,617,000, $16,456,000, and $13,578,000 in 2001, 2000, and 1999, respectively. Costs of 401(k) defined contribution and other pension plans totaled $2,054,000, $2,464,000, and $1,383,000 in 2001, 2000, and 1999, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table indicates the plans’ funded status and amounts recognized in Viad’s Consolidated Balance Sheets at December 31:

	Funded Plans		Unfunded Plans

	2001	2000	2001	2000

	(000 omitted)

Change in projected benefit obligation:

Benefit obligation at beginning of year	$123,069	$118,289	$37,223	$34,620

Service cost	1,262	1,478	1,330	955

Interest cost	8,983	8,999	3,161	2,687

Plan amendments	(5,589)		3,895	835

Actuarial adjustments	9,585	1,223	3,433	274

Curtailments			(56)

Benefits paid	(7,526)	(6,920)	(2,751)	(2,148)

Benefit obligation at end of year(1)	129,784	123,069	46,235	37,223

Change in plan assets:

Fair value of plan assets at beginning of year	133,168	145,836

Actual return on plan assets	(4,183)	(5,765)

Company contributions	28	17	2,751	2,148

Benefits paid	(7,526)	(6,920)	(2,751)	(2,148)

Fair value of plan assets at end of year	121,487	133,168	—	—

Funded status	(8,297)	10,099	(46,235)	(37,223)

Unrecognized net transition asset	(77)	(369)

Unrecognized prior service (reduction) cost	(4,150)	1,083	7,718	5,427

Unrecognized actuarial loss (gain)	25,804	(1,503)	9,622	6,536

Net amount recognized	$13,280	$9,310	$(28,895)	$(25,260)

(1)	The accumulated benefit obligation for the funded pension plans was $128,226,000 and $115,045,000 as of December 31, 2001 and 2000, respectively, and the accumulated benefit obligation for the unfunded pension plans was $38,379,000 and $32,759,000 as of December 31, 2001 and 2000, respectively.

     The total amounts recognized in Viad’s Consolidated Balance Sheets at December 31 were as follows:

	Funded Plans		Unfunded Plans

	2001	2000	2001	2000

	(000 omitted)

Prepaid pension cost	$13,324	$9,365	$—	$—

Accrued pension liability	(17,528)	(177)	(38,560)	(33,091)

Intangible asset			6,012	5,192

Deferred tax asset	6,119	43	1,279	923

Accumulated other comprehensive income	11,365	79	2,374	1,716

Net amount recognized	$13,280	$9,310	$(28,895)	$(25,260)

      Postretirement Benefits Other Than Pensions. Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The net periodic postretirement benefit cost for the years ended December 31 included the following components:

	2001	2000	1999

	(000 omitted)

Service cost	$332	$315	$594

Interest cost	2,591	2,604	2,664

Expected return on plan assets	(383)	(372)

Amortization of prior service cost	(643)	(645)	(408)

Recognized net actuarial gain	(82)	(77)	(77)

Net periodic postretirement benefit cost	$1,815	$1,825	$2,773

      The status of the plans as of December 31 is set forth below:

	2001	2000

	(000 omitted)

Change in accumulated benefit obligation:

Benefit obligation at beginning of year	$34,894	$33,711

Service cost	332	315

Interest cost	2,591	2,604

Actuarial adjustments	1,657	1,320

Curtailments		(176)

Benefits paid	(2,901)	(2,880)

Benefit obligation at end of year	36,573	34,894

Change in plan assets:

Fair value of plan assets at beginning of year	11,719	11,347

Actual return on plan assets	(6,136)	372

Company contributions	2,901	2,880

Benefits paid	(2,901)	(2,880)

Fair value of plan assets at end of year	5,583	11,719

Funded status	(30,990)	(23,175)

Unrecognized prior service reduction	(6,157)	(6,800)

Unrecognized net actuarial loss (gain)	5,041	(3,192)

Accrued postretirement benefit cost	$(32,106)	$(33,167)

      The assumed health care cost trend rate used in measuring the 2001 and 2000 accumulated postretirement benefit obligation was 6% and 7%, respectively, declining to 5% for the year 2002 and remaining at that level thereafter for retirees below age 65; and 5.5% and 6.0%, respectively, declining to 5% for the year 2002 and remaining at that level thereafter for retirees above age 65.

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $3,804,000 and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ongoing annual expense by approximately $377,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $3,237,000 and the ongoing annual expense by approximately $311,000.

      Weighted Average Assumptions. Weighted average assumptions used at December 31 were as follows:

	Pension Benefits		Other Benefits

	2001	2000	2001	2000

Discount rate	7.25%	7.75%	7.25%	7.75%

Expected return on plan assets	10.00%	10.00%	3.75%	3.75%

Rate of compensation increase	4.50%	4.50%	N/A	N/A

Q. Leases

      Certain offices, equipment, and other facilities are leased. The leases expire over periods generally ranging from one to 12 years, and some leases provide for renewal options ranging from one to 29 years. Leases which expire are generally renewed or replaced by similar leases.

      At December 31, 2001, Viad’s future minimum rental payments and related sublease rentals receivable with respect to noncancelable operating leases with terms in excess of one year were as follows:

		Rentals
		Receivable
	Rental	Under
	Payments	Subleases

	(000 omitted)

2002	$32,888	$4,201

2003	28,540	3,560

2004	24,852	3,360

2005	21,397	3,249

2006	18,512	3,215

Thereafter	82,149	9,046

Total	$208,338	$26,631

      Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2001	2000	1999

	(000 omitted)

Minimum rentals	$40,002	$38,809	$39,986

Sublease rentals	(2,607)	(2,613)	(3,021)

Total rentals, net	$37,395	$36,196	$36,965

R. Litigation, Claims and Other Contingencies

      Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability at December 31, 2001, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements.

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

S. Segment Information

      Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items.

      The accounting policies of the operating segments are the same as those described in Note A, except that an adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis as though amounts were invested in taxable investments. Consolidated revenues, operating income and interest expense for 2000 and 1999 also reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary. Intersegment sales and transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables.

	2001	2000	1999

	(000 omitted)

Revenues:

Payment Services	$760,740	$671,683	$581,492

Convention and Event Services	884,044	1,032,115	932,768

Reportable segments	1,644,784	1,703,798	1,514,260

Travel and Recreation Services	61,453	72,508	78,977

Subtotal, ongoing operations	1,706,237	1,776,306	1,593,237

Sold travel and recreation businesses		19,023	45,647

Intercompany interest elimination		(2,297)	(5,681)

Less taxable equivalent adjustment(1)	(46,847)	(66,224)	(52,034)

	$1,659,390	$1,726,808	$1,581,169

Operating income before restructuring charges and other items:

Payment Services	$176,615	$160,055	$128,487

Convention and Event Services(2)	32,563	75,510	89,758

Reportable segments	209,178	235,565	218,245

Travel and Recreation Services	14,698	19,123	16,364

Subtotal, ongoing operations	223,876	254,688	234,609

Sold travel and recreation businesses		2,467	716

Corporate activities	(12,029)	(9,783)	(19,369)

Intercompany interest elimination		(2,297)	(5,681)

Less taxable equivalent adjustment(1)	(46,847)	(66,224)	(52,034)

	165,000	178,851	158,241

Other investment income(3)	5,652	13,115	14,468

Interest expense	(25,936)	(25,303)	(26,888)

Restructuring charges and other items(4)	(96,644)	2,091	9,676

Minority interests	(1,326)	(1,717)	(2,078)

Income before income taxes(2)	$46,746	$167,037	$153,419

(1)	The fully taxable equivalent adjustment for Payment Services’ income from tax-exempt securities is calculated based on a combined income tax rate of 39%.

(2)	As restated for 2000 and 1999. See Note B.

(3)	See Note F.

(4)	See Note C.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

	(000 omitted)

Assets:

Payment Services(1)	$7,427,394	$5,618,400	$4,141,818

Convention and Event Services(2)	497,216	591,186	532,171

Reportable segments	7,924,610	6,209,586	4,673,989

Travel and Recreation Services	76,709	79,590	78,662

Subtotal, ongoing operations	8,001,319	6,289,176	4,752,651

Sold travel and recreation businesses			16,171

Corporate and other	362,740	262,316	483,347

Elimination of intercompany commercial paper			(50,000)

	$8,364,059	$6,551,492	$5,202,169

Depreciation and amortization:

Payment Services	$31,680	$28,071	$25,285

Convention and Event Services	30,965	32,275	27,979

Reportable segments	62,645	60,346	53,264

Travel and Recreation Services	4,219	4,176	3,686

Subtotal, ongoing operations	66,864	64,522	56,950

Sold travel and recreation businesses		1,163	2,462

Corporate and other	2,232	2,915	3,567

	$69,096	$68,600	$62,979

Capital expenditures:

Payment Services	$32,225	$24,810	$41,830

Convention and Event Services	15,143	13,321	14,739

Reportable segments	47,368	38,131	56,569

Travel and Recreation Services	1,997	4,634	4,416

Subtotal, ongoing operations	49,365	42,765	60,985

Sold travel and recreation businesses		62	528

Corporate and other	418	2,379	497

	$49,783	$45,206	$62,010

(1)	Includes assets restricted for payment service obligations of $6,899,374,000 (2001), $5,093,118,000 (2000), and $3,589,064,000 (1999), including $50,000,000 in 1999 invested in Viad commercial paper.

(2)	As restated for 2000 and 1999. See Note B.

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

	2001	2000	1999

	(000 omitted)

Revenues:

United States	$1,442,577	$1,521,161	$1,418,050

Foreign	216,813	205,647	163,119

Total revenues	$1,659,390	$1,726,808	$1,581,169

Long-lived assets:

United States	$270,292	$322,927	$365,383

Foreign	57,903	66,197	69,399

Total long-lived assets	$328,195	$389,124	$434,782

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T. Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(000 omitted, except per share data)

2001

Revenues:(1)	$459,564	$444,566	$390,086	$365,174	$1,659,390

Operating income:(1)

Ongoing operations(2)	$44,886	$58,001	$37,175	$36,967	$177,029

Corporate activities(3)	(4,841)	(3,953)	(1,709)	(1,526)	(12,029)

Restructuring charges and other items(4)		(29,274)	(67,370)		(96,644)

Operating income	$40,045	$24,774	$(31,904)	$35,441	$68,356

Net income	$24,302	$17,409	$(15,764)	$25,187	$51,134

Diluted net income per common share(5)	0.28	0.20	(0.19)	0.29	0.58

Basic net income per common share	0.28	0.20	(0.19)	0.29	0.58

Fully taxable equivalent adjustment(1)	12,902	12,777	10,950	10,218	46,847

2000
Revenues:(1)

Ongoing operations	$402,918	$464,165	$427,657	$413,045	$1,707,785

Sold businesses	5,301	12,363	1,359		19,023

Revenues	$408,219	$476,528	$429,016	$413,045	$1,726,808

Operating income:(1)

Ongoing operations(2)(6)	$40,428	$58,928	$55,652	$31,159	$186,167

Sold businesses(2)	863	1,294	310		2,467

Corporate activities(3)	(4,761)	(4,757)	(2,510)	2,245	(9,783)

Restructuring charges and other items(4)			(8,165)		(8,165)

Operating income(6)	$36,530	$55,465	$45,287	$33,404	$170,686

Net income(6)	$26,053	$42,308	$44,012	$28,446	$140,819

Diluted net income per common share(5)(6)	0.28	0.46	0.48	0.32	1.54

Basic net income per common share(6)	0.29	0.47	0.49	0.32	1.57

Fully taxable equivalent adjustment(1)	14,339	16,846	17,525	17,514	66,224

(1)	Viad Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a fully taxable equivalent basis using a combined tax rate of 39%, revenues and operating income would be higher by the fully taxable equivalent adjustments shown above.

(2)	Represents revenues less cost of sales and services.

(3)	The third and fourth quarters of 2000 and 2001 include reversal of expense provisions associated with certain of Viad’s incentive plans because aggressive targets were not achieved.

(4)	In the second quarter of 2001, Viad recorded a noncash provision totaling $29,274,000 representing primarily the write-off of net receivables and prepayments made to Key3Media. In the third quarter of 2001, Viad’s Payment Service subsidiary recorded a charge totaling $5,000,000 resulting from the bankruptcy of a large money order agent. Also in the third quarter of 2001, Viad recorded restructuring charges totaling $62,370,000 associated with the closure and consolidation of certain facilities, severance and other employee benefits. In the third quarter of 2000, Viad recorded a restructuring charge of $8,165,000 to streamline and consolidate certain operations in Viad’s Convention and Event Services segment. See Note C.

(5)	Includes restructuring charges and other items of $61,203,000 (after-tax), or $0.71 per diluted share in 2001, and $877,000 income (after-tax) or $0.01 per diluted share, in 2000. Excluding these items, diluted income per share was:

	2001	2000

First Quarter	$0.28	$0.28

Second Quarter	0.41	0.46

Third Quarter	0.31	0.47

Fourth Quarter	0.29	0.32

Total	$1.29	$1.53

(6)	Amounts shown for the 2000 fourth quarter are as restated. See Note B. As a result of the restatement, 2000 fourth quarter operating income declined $6,121,000, net income declined $3,673,000, diluted net income per common share declined $0.04, and basic net income per common share declined $0.05 from amounts previously reported. The restatement had no impact on the unaudited quarterly results previously reported for the 2001 and 2000 first, second, and third quarters.

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

      The Board of Directors oversees Viad’s financial reporting through its Audit Committee. The Audit Committee regularly meets with management and, jointly and separately, with the independent auditors and internal auditing management to review interest rate swap activity, accounting, auditing, financial reporting and internal control matters and the effectiveness of Viad’s Corporate Compliance Program.

/s/ ROBERT H. BOHANNON Robert H. Bohannon Chairman, President and Chief Executive Officer	/s/ KIMBRA A. FRACALOSSI Kimbra A. Fracalossi Chief Financial Officer	/s/ CATHERINE L. STEVENSON Catherine L. Stevenson Vice President — Controller

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Viad Corp:

      We have audited the accompanying consolidated balance sheets of Viad Corp as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note B of Notes to Consolidated Financial Statements, the accompanying consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, comprehensive income, cash flows and common stock and other equity for the years ended December 31, 2000 and 1999, have been restated.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Phoenix, Arizona

February 21, 2002

EXHIBIT INDEX

EXHIBITS. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through August 15, 1996, filed as Exhibit 3.A to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.
3.B	Copy of Bylaws of Viad Corp, as amended through November 19, 1998, filed as Exhibit 3.B to Viad Corp’s 1998 Form 10-K, is hereby incorporated by reference.
4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.
4.B	Copy of Amended and Restated Credit Agreement (Long-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.
4.B1	Copy of Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.B to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.
4.B2	Copy of First Amendment dated October 3, 2001 to Amended and Restated Credit Agreement (Long Term Revolving Credit Facility) dated as of August 31, 2001.*
10.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+
10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 15, 2001, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.C1	Copy of Performance Driven Restricted Stock Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.C2	Copy of Restricted Stock Agreement (periodic vesting) pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.C3	Copy of Restricted Stock Agreement pursuant (three year cliff vesting) to the 1997 Viad Corp Omnibus Incentive Plan.+*
10.D	Copy of Viad Corp Management Incentive Plan, as amended March 15, 2001, filed as Exhibit 10.D to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.E	Copy of Viad Corp Performance Unit Incentive Plan, as amended August 15, 2001.+*
10.F	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10.D to Viad Corp’s Second Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.G	Viad Corp Deferred Compensation Plan, Amended and Restated as of August 15, 2000, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2000, is hereby incorporated by reference.+
10.H1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 15, 2001, between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit 10.F(i) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.H2	Copy of forms of Viad Corp Amended and Restated Executive Severance Plans covering certain executive officers, filed as Exhibit 10.F(ii) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.I	Copy of Employment Agreement between Viad Corp and Robert H. Bohannon dated April 1, 1998, filed as Exhibit 10 to Viad Corp’s First Quarter 1998 Form 10-Q, is hereby incorporated by reference.+

EXHIBITS. #

10.J	Copy of Employment Agreement between Viad Corp and Gordon W. Anderson effective January 1, 2001, filed as Exhibit 10.J to Viad Corp’s 2000 Form 10-K, is hereby incorporated by reference.+
10.K	Copy of Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.M to Viad Corp’s 1994 Form 10-K, is hereby incorporated by reference.+
10.K1	Copy of First Amendment, dated as of May 8, 2001, to the Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2001, is hereby incorporated by reference.+
10.L	Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending June 30, 2001, is hereby incorporated by reference.+
10.M	Copy of Travelers Express Company, Inc. Supplemental Pension Plan, restated as of January 1, 2001, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ending September 30, 2001, is hereby incorporated by reference.+
10.N	Copy of GES Exposition Services, Inc. Supplemental Executive Retirement Plan, restated as of January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending September 30, 2001, is hereby incorporated by reference.+
10.O	Copy of Viad Corp Deferred Compensation Plan for Directors, as Amended and Restated July 25, 1996, filed as Exhibit 10.D to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.+
10.P	Copy of Viad Corp Director’s Charitable Award Program as amended through March 15, 1996, filed as Exhibit 10.T to Viad Corp’s 1995 Form 10-K, is hereby incorporated by reference.+
10.Q	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
21	List of Subsidiaries of Viad Corp.*
23	Independent Auditors’ Consent to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this report.*
24	Power of Attorney signed by Directors of Viad Corp.*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.