Form 10-Q
period 2002-03-31
VIAD CORP
filed 2002-05-01
CIK 884219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002
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


As of March 31, 2002, 88,863,727 shares of Common Stock ($1.50 par value) were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    VIAD CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,        December 31,
(000 omitted, except share data)                                                 2002              2001
                                                                              -----------       -----------
                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                $    45,746       $    46,593
     Short-term investments                                                       131,070           118,021
     Receivables                                                                   95,504            64,134
     Inventories                                                                   49,470            55,682
     Deferred income taxes                                                         45,501            45,916
     Other current assets                                                          38,429            48,555
                                                                              -----------       -----------
                                                                                  405,720           378,901
     Funds, agents' receivables and current maturities of investments
         restricted for payment service obligations                             1,394,070         1,476,475
                                                                              -----------       -----------
     Total current assets                                                       1,799,790         1,855,376
Investments in securities                                                          44,434            51,535
Investments restricted for payment service obligations                          5,432,422         5,422,899
Property and equipment                                                            254,424           260,480
Other investments and assets                                                      101,748            67,715
Deferred income taxes                                                              76,270            82,764
Goodwill                                                                          587,135           587,365
Other intangible assets                                                            35,511            35,925
                                                                              -----------       -----------
                                                                              $ 8,331,734       $ 8,364,059
                                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Short-term bank loans                                                    $      --         $       457
     Accounts payable                                                              64,517            60,913
     Other current liabilities                                                    236,071           203,702
     Current portion of long-term debt                                             42,221            42,224
                                                                              -----------       -----------
                                                                                  342,809           307,296
     Payment service obligations                                                6,579,923         6,649,722
                                                                              -----------       -----------
     Total current liabilities                                                  6,922,732         6,957,018
Long-term debt                                                                    348,902           354,147
Pension and other postretirement benefits                                          94,531            94,424
Derivative financial instruments                                                   64,160            91,414
Other deferred items and insurance liabilities                                    134,883           135,420
Minority interests                                                                  5,720             5,284
$4.75 Redeemable preferred stock                                                    6,685             6,679
Common stock and other equity:
     Common stock, $1.50 par value, 200,000,000 shares
         authorized, 99,739,925 shares issued                                     149,610           149,610
     Additional capital                                                           235,072           225,003
     Retained income                                                              786,368           762,008
     Unearned employee benefits and other                                         (87,303)          (82,952)
     Accumulated other comprehensive income:
         Unrealized gain on securities classified as available for sale             6,773            29,876
         Unrealized loss on derivative financial instruments                      (24,308)          (53,875)
         Cumulative translation adjustments                                       (13,552)          (13,211)
         Minimum pension liability adjustment                                     (13,739)          (13,739)
     Common stock in treasury, at cost, 10,876,198 and 10,806,006 shares         (284,800)         (283,047)
                                                                              -----------       -----------
     Total common stock and other equity                                          754,121           719,673
                                                                              -----------       -----------
                                                                              $ 8,331,734       $ 8,364,059
                                                                              ===========       ===========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three months ended March 31,
(000 omitted, except per share data)                              2002          2001
                                                                --------      --------

Revenues                                                        $444,405      $459,564
                                                                --------      --------

Costs and expenses:
    Costs of sales and services                                  391,880       414,678
    Corporate activities and minority interests                    4,560         4,567
    Net interest expense                                           3,789         6,265
                                                                --------      --------
                                                                 400,229       425,510
                                                                --------      --------
Income before income taxes                                        44,176        34,054
Income taxes                                                      11,832         9,752
                                                                --------      --------
NET INCOME                                                      $ 32,344      $ 24,302
                                                                ========      ========

DILUTED NET INCOME PER COMMON SHARE                             $   0.37      $   0.28
Average outstanding and potentially dilutive common shares        86,728        86,672
                                                                ========      ========

BASIC NET INCOME PER COMMON SHARE                               $   0.37      $   0.28
Average outstanding common shares                                 86,095        85,560
                                                                ========      ========

Dividends declared per common share                             $   0.09      $   0.09
                                                                ========      ========

Preferred stock dividends                                       $    285      $    284
                                                                ========      ========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                     Three months ended March 31,
(000 omitted)                                                                            2002           2001
                                                                                       --------       --------

Net income                                                                             $ 32,344       $ 24,302
                                                                                       --------       --------

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities classified as available for sale:
        Statement of Financial Accounting Standards ("SFAS") No. 133
           transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity
           to securities classified as available-for-sale                                  --            3,772
        Holding gains (losses) arising during the period                                (20,954)        25,200
        Reclassification adjustment for net realized gains included in net income        (2,149)        (2,933)
                                                                                       --------       --------
                                                                                        (23,103)        26,039
                                                                                       --------       --------
     Unrealized gains (losses) on derivative financial instruments:
        Cumulative effect of transition adjustment upon initial application of
           SFAS No. 133 on January 1, 2001                                                 --           (7,501)
        Holding gains (losses) arising during the period                                 10,855        (34,850)
        Net reclassifications from other comprehensive income to net income              18,712          1,646
                                                                                       --------       --------
                                                                                         29,567        (40,705)
                                                                                       --------       --------
     Unrealized foreign currency translation adjustments:

        Holding losses arising during the period                                           (341)        (3,820)
                                                                                       --------       --------
Other comprehensive income (loss)                                                         6,123        (18,486)
                                                                                       --------       --------
Comprehensive income                                                                   $ 38,467       $  5,816
                                                                                       ========       ========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three months ended March 31,
(000 omitted)                                                        2002            2001
                                                                  ---------       ---------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                        $  32,344       $  24,302
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                   13,157          17,144
     Deferred income taxes                                            2,990           5,128
     Other noncash items, net                                         1,477          (3,062)
     Change in operating assets and liabilities:
        Receivables and inventories                                 (27,008)        (32,776)
        Accounts payable and accrued compensation                    13,022           9,231
        Other assets and liabilities, net                            20,478          13,288
                                                                  ---------       ---------
                                                                     56,460          33,255
     Change in payment service assets and obligations, net            9,360          62,069
                                                                  ---------       ---------
Net cash provided by operating activities                            65,820          95,324
                                                                  ---------       ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                 (7,004)        (12,445)
Proceeds from dispositions of property and other assets, net             11             161
Proceeds from sales and maturities of securities                    882,790         792,229
Purchases of securities                                            (930,659)       (841,370)
                                                                  ---------       ---------
Net cash used by investing activities                               (54,862)        (61,425)
                                                                  ---------       ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on long-term borrowings                                       (210)        (25,164)
Net change in short-term borrowings                                  (5,457)         24,186
Dividends on common and preferred stock                              (8,043)         (8,001)
Exercise of stock options                                             3,124           7,532
Common stock purchased for treasury                                  (1,219)        (34,018)
                                                                  ---------       ---------
Net cash used by financing activities                               (11,805)        (35,465)
                                                                  ---------       ---------

Net decrease in cash and cash equivalents                              (847)         (1,566)
Cash and cash equivalents, beginning of year                         46,593          42,298
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  45,746       $  40,732
                                                                  =========       =========

See Notes to Consolidated Financial Statements.

                                    VIAD CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PREPARATION

The Consolidated Financial Statements of Viad Corp ("Viad") include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2001.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as discussed in Note D. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad's financial position as of March 31, 2002, and its results of operations and its cash flows for the three months ended March 31, 2002 and 2001 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE B - ASSETS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Viad's Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as "Payment service obligations." Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted by state regulatory agencies for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. In addition, certain other assets of the Payment Services subsidiaries are available if necessary to meet such obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Securities are included in the Consolidated Balance Sheets under the caption, "Investments restricted for payment service obligations." Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, "Funds, agents' receivables and current maturities of investments restricted for payment service obligations."

As described in notes to Viad's annual financial statements, a Payment Services subsidiary hedges a substantial portion of the variable rate commission payments to its selling agents and the net proceeds of selling receivables primarily from its money order agents through swap agreements (see Note E). The swap agreements effectively convert such variable rates to fixed rates.

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related swap agreements:

                                                                  March 31,        December 31,
(000 omitted)                                                        2002              2001
                                                                 -----------       -----------

Funds, agents' receivables and current maturities of
     investments restricted for payment service obligations      $ 1,394,070       $ 1,476,475
Investments restricted for payment service obligations (1)         5,432,422         5,422,899
Payment service obligations                                       (6,579,923)       (6,649,722)
Fair value of derivative financial instruments (2)                   (38,887)          (87,187)
                                                                 -----------       -----------
Total                                                            $   207,682       $   162,465
                                                                 ===========       ===========

(1) Securities classified as "available-for-sale" are carried at market value and securities classified as "held-to-maturity" are carried at amortized cost (see Note C).

(2) The fair value represents the estimated amounts that Viad would pay to counterparties to terminate the swap agreements at March 31, 2002 and December 31, 2001.


NOTE C - INVESTMENTS RESTRICTED FOR PAYMENT SERVICE OBLIGATIONS

Investments restricted for payment service obligations include the following debt and equity securities:

                                                                   March 31,        December 31,
(000 omitted)                                                        2002              2001
                                                                  -----------       -----------
Securities classified as available for sale, at fair value
     (amortized cost of $3,866,404 and $3,947,971)                $ 3,877,431       $ 3,997,058
Securities classified as held to maturity, at amortized cost
     (fair value of $1,600,341 and $1,478,178)                      1,578,538         1,449,641
                                                                  -----------       -----------
                                                                    5,455,969         5,446,699
Less current maturities                                               (23,547)          (23,800)
                                                                  -----------       -----------
                                                                  $ 5,432,422       $ 5,422,899
                                                                  ===========       ===========

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

In January 2002, Viad adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. At March 31, 2002, Viad completed the transitional impairment test for certain intangible assets with indefinite lives and found that no impairment exists. As required by SFAS No. 142, the transitional impairment test for goodwill will be completed during the second quarter of 2002.

Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, adopted in January 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.

A summary of intangible assets at March 31, 2002 is presented below:

                                              Gross                        Net
                                            Carrying    Accumulated     Carrying
(000 omitted)                                 Value     Amortization      Value
                                            --------    ------------    --------

Amortized intangible assets:
      Customer lists                         $27,523       $15,263       $12,260
      Patents                                 13,200         9,290         3,910
      Other                                    6,897         6,728           169
                                             -------       -------       -------
                                              47,620        31,281        16,339
                                             -------       -------       -------

Unamortized intangible assets:
      Trademarks                              13,182          --          13,182
      Pension intangible assets                5,990          --           5,990
                                             -------       -------       -------
                                              19,172          --          19,172
                                             -------       -------       -------

Total intangible assets:                     $66,792       $31,281       $35,511
                                             =======       =======       =======


Intangible asset amortization expense for the three months ended March 31, 2002 was $490,000. Estimated amortization expense for the five succeeding fiscal years is as follows:

                        (000 omitted)
                        -----------------------------------

                        2002                       $ 1,887
                        2003                         1,868
                        2004                         1,806
                        2005                         1,779
                        2006                         1,570


The changes in the carrying amount of goodwill for the period ended March 31, 2002 are as follows:

                                                            Convention
                                               Payment       and Event
(000 omitted)                                  Services       Services         Other           Total
                                              ---------     -----------      ---------       ---------

Balance at beginning of year                  $ 297,705      $ 262,243       $  27,417       $ 587,365
Foreign currency translation adjustments           --             (209)            (21)           (230)
                                              ---------      ---------       ---------       ---------
Balance at end of period                      $ 297,705      $ 262,034       $  27,396       $ 587,135
                                              =========      =========       =========       =========

Amortization expense of goodwill and intangible assets with indefinite lives for the three months ended March 31, 2001 was $4,112,000 ($3,501,000 after-tax) and $98,000 ($61,000 after-tax), respectively. Net income as reported and as adjusted with the adoption of SFAS No. 142 is presented below:

                                                                                 Three months ended March 31,
(000 omitted, except per share data)                                                2002            2001
                                                                                 ----------      ----------

Reported net income                                                              $   32,344      $   24,302
Amortization of goodwill and intangible assets with indefinite lives                   --             3,562
                                                                                 ----------      ----------
Adjusted net income                                                              $   32,344      $   27,864
                                                                                 ==========      ==========

Diluted earnings per share:
       Reported net income                                                       $     0.37      $     0.28
       Amortization of goodwill and intangible assets with indefinite lives            --              0.04
                                                                                 ----------      ----------
       Adjusted net income                                                       $     0.37      $     0.32
                                                                                 ==========      ==========

Basic earnings per share:
       Reported net income                                                       $     0.37      $     0.28
       Amortization of goodwill and intangible assets with indefinite lives            --              0.04
                                                                                 ----------      ----------
       Adjusted net income                                                       $     0.37      $     0.32
                                                                                 ==========      ==========

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes.

A portion of Viad's Payment Services business involves the payment of variable-rate commissions to selling agents of its official check program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from money order agents in an amount not to exceed $450,000,000. The agreement expires in June 2003. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate Payment Services' cash flow for investment in permissible securities. Variable-to-fixed derivative financial instruments (swap agreements) have been entered into to mitigate the effects of fluctuations on commission expense and on the net proceeds from agents' receivable sales.

Viad records all derivatives as either assets or liabilities, measured at fair value, with the change in fair value of the derivative recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad's swap agreements have been designated, and qualify, as cash flow hedges. The length of time over which future cash flows are hedged ranges from one to six years.

The effective portion of the change in fair values of derivatives qualifying as cash flow hedges is recorded in other comprehensive income. Amounts receivable or payable under the swap agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Statements of Income under "Costs of sales and services." The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. No cash flow hedges were discontinued during the quarter.

Viad is also exposed to foreign currency exchange risk. Forward derivative contracts are used to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge Viad's foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133. Accordingly, these contracts are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

NOTE F - DEBT

At March 31, 2002 and December 31, 2001, Viad classified as long-term debt $161,000,000 and $166,000,000, respectively, of short-term borrowings. These borrowings are supported by unused commitments under $425,000,000 of long-term credit facilities.

NOTE G - INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the three months ended March 31, is as follows:

(000 omitted)                                                    2002                          2001
                                                       ----------------------        ----------------------
Computed income taxes at statutory
        federal income tax rate                        $ 15,462          35.0%       $ 11,919          35.0%
Nondeductible goodwill amortization                        --             0.0%            871           2.6%
State income taxes                                        1,216           2.8%          1,151           3.4%
Other, net                                                  499           1.1%            230           0.6%
                                                       --------        ------        --------        ------
                                                         17,177          38.9%         14,171          41.6%
Tax-exempt income                                        (5,695)        (12.9%)        (7,219)        (21.2%)
Adjustment to estimated annual effective rate (1)           350           0.8%          2,800           8.2%
                                                       --------        ------        --------        ------
Provision for income taxes                             $ 11,832          26.8%       $  9,752          28.6%
                                                       ========        ======        ========        ======

(1) Accounting principles generally accepted in the United States of America for interim financial reporting (APB Opinion No. 28) require that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

NOTE H - SEGMENT INFORMATION

Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis as though amounts were invested in taxable investments. Intersegment sales and transfers are not significant. Corporate activities include expenses not allocated to operations. Disclosures regarding Viad's reportable segments along with the reconciliation to consolidated totals are presented below.

                                                     Three months ended March 31,
(000 omitted)                                            2002            2001
                                                      ---------       ---------

Revenues:
     Payment Services                                 $ 196,685       $ 179,298
     Convention and Event Services                      254,807         289,509
                                                      ---------       ---------
          Reportable segments                           451,492         468,807
     Travel and Recreation Services                       3,170           3,659
                                                      ---------       ---------
                                                        454,662         472,466
     Less taxable equivalent adjustment                 (10,257)        (12,902)
                                                      ---------       ---------
                                                      $ 444,405       $ 459,564
                                                      =========       =========

Operating income:
     Payment Services                                 $  42,041       $  34,795
     Convention and Event Services                       22,244          24,743
                                                      ---------       ---------
          Reportable segments                            64,285          59,538
     Travel and Recreation Services                      (1,503)         (1,750)
                                                      ---------       ---------
                                                         62,782          57,788
     Corporate activities and minority interests         (4,560)         (4,567)
     Less taxable equivalent adjustment                 (10,257)        (12,902)
                                                      ---------       ---------
                                                         47,965          40,319

Other investment income                                   1,292           1,280
Interest expense                                         (5,081)         (7,545)
                                                      ---------       ---------
Income before income taxes                            $  44,176       $  34,054
                                                      =========       =========


NOTE I - RESTRUCTURING CHARGES AND OTHER ITEMS

In the 2001 third quarter, Viad recorded restructuring charges totaling $66,100,000 ($39,910,000 after-tax) associated with the closure and consolidation of certain facilities, severance and other employee benefits. At March 31, 2002, there was $30,238,000 of remaining accrued liability, of which $10,042,000 and $20,196,000 were included in the Consolidated Balance Sheets under the captions "Other current liabilities" and "Other deferred items and insurance liabilities," respectively.

Payments under long-term lease obligations will continue to be made over the remaining terms of the leases. Approximately 90 percent of the facility closures and consolidation had been completed and approximately 90 percent of the positions had been eliminated as of March 31, 2002. Severance and benefits payments will continue to be made over the varying terms of the individual separation agreements.

A summary of the change in the accrued liability balance is as follows:

                                                     Facility Closure
                                        Severance        and Lease
(000 omitted)                          and Benefits     Termination      Total
                                       ------------  ----------------  --------

Balance at December 31, 2001             $  7,007       $ 27,917       $ 34,924
Cash payments                              (2,922)        (1,764)        (4,686)
                                         --------       --------       --------
Balance at March 31, 2002                $  4,085       $ 26,153       $ 30,238
                                         ========       ========       ========

NOTE J - RECENT ACCOUNTING PRONOUNCEMENT

In November 2001, the Emerging Issues Task Force reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of Pocket' Expenses Incurred" ("EITF 01-14"), which became effective for Viad on January 1, 2002. Under EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The adoption of EITF 01-14 does not have any impact on Viad's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS:

Viad Corp ("Viad") focuses on two principal service businesses: Payment Services and Convention and Event Services.

There were no material changes in the nature of Viad's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the "Results of Operations" section of Management's Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2001.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF FIRST QUARTER OF 2002 TO THE FIRST QUARTER OF 2001:

In the first quarter of 2002, revenues decreased $15.2 million, or 3.3 percent, to $444.4 million from $459.6 million in the first quarter 2001. Payment Services invests in a mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Fully taxable equivalent information is used by management to measure profit and performance of Viad's operations. This information is supplemental to results presented under accounting principles generally accepted in the United States of America. Revenues on the fully taxable equivalent basis decreased 3.8 percent for the quarter. Operating income on the same basis (before corporate activities and minority interests) was $62.8 million for the first quarter of 2002 compared with $57.8 million for the first quarter 2001, and operating margins for the first quarter 2002 were
13.8 percent compared to 12.2 percent in the first quarter 2001. See Note H of Notes to Consolidated Financial Statements.

Net income for the first quarter of 2002 was $32.3 million, or $0.37 per share, compared to $24.3 million, or $0.28 per share, for the first quarter of 2001.

Cash earnings per share, defined as income plus after-tax goodwill amortization, was $0.37, an increase of $0.05 per share from $0.32 for the first quarter of 2001. Cash earnings per share does not represent a measure of cash flows from operations as defined by accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures reported by other companies.

PAYMENT SERVICES. On the fully taxable equivalent basis, first quarter 2002 revenues of the Payment Services segment were $196.7 million, up $17.4 million, or 9.7 percent, from 2001 first quarter revenues. On the same basis, operating income increased $7.2 million, or 20.8 percent. Operating margins on the fully taxable equivalent basis were 21.4 percent in the first quarter of 2002, compared with 19.4 percent in the 2001 first quarter. Results were driven by continuing strong growth in official check and money transfer operations, offset slightly by the lower interest rate environment which resulted in slower revenue growth. The money order business continues to contribute significantly to the segment's operating margin. MoneyGram continued to show improvement with transaction volume growing over 33 percent, led by strong International and Express Payment transaction volume growth and a sizable turnaround in the U.S.-to-Mexico corridor. MoneyGram's agent base expanded by 32.7 percent over the 2001 first quarter. The official check business continues to be a strong driver of revenue growth for the Payment Services segment. Average investable balances were up 32.8 percent in the 2002 first quarter compared to the 2001 first quarter, resulting in higher investment income.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased $34.7 million, or 12.0 percent, to $254.8 million in the first quarter of 2002. Operating income for the segment decreased $2.5 million, or 10.1 percent from the first quarter of 2001. Operating margins increased to 8.7 percent in the first quarter of 2002 compared with 8.5 percent in the first quarter of 2001. The segment benefited from show rotation, cost savings from the impact of the fourth quarter 2001 restructuring activities, and labor efficiencies through a show management process instituted during 2001. These were offset by anticipated show shrinkage, lower attendance and more exhibit refurbishments instead of new exhibit builds. In spite of the weakness in most business sectors, particularly telecommunications and technology, the segment continues to focus on reducing the cost structure in order to position the segment to take advantage of new opportunities.

TRAVEL AND RECREATION SERVICES. Revenues of the travel and recreation businesses decreased to $3.2 million for the first quarter of 2002, compared with $3.7 million in the first quarter 2001, mainly due to significant declines in booking levels from all markets throughout the world. The seasonal operating loss was $1.5 million compared with $1.8 million in the 2001 quarter. The first and fourth quarters are historically the slowest periods for these businesses due to the seasonal slowdown and the winter closure of the Glacier Park facilities.

NET INTEREST EXPENSE. Other investment income was $1.3 million in the first quarter of both 2002 and 2001 as the effect in the 2002 first quarter of higher average investment balances was offset by lower average interest rates as compared to the 2001 first quarter. Interest expense decreased to $5.1 million in the first quarter 2002 compared to $7.5 million in the first quarter of 2001, primarily as a result of lower average debt levels and interest rates in the 2002 period.

INCOME TAXES. The effective tax rate in the 2002 first quarter was 26.8 percent compared to 28.6 percent for the first quarter of 2001. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad's Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. The estimated annual tax rate of 26.8 percent for 2002 is expected to be higher than the annual effective tax rate of 23.6 percent in 2001 (excluding the effect of the restructuring charges and other items) due to lower tax-exempt income in proportion to total pre-tax income, resulting from a shift in the mix of investments in tax-exempt securities in the Payment Services segment.

LIQUIDITY AND CAPITAL RESOURCES:

Viad's total debt at March 31, 2002 was $391.1 million compared with $396.8 million at December 31, 2001. The debt-to-capital ratio was 0.34 to 1 at March 31, 2002, compared with 0.35 to 1 at December 31, 2001. Capital is defined as total debt plus minority interests, preferred stock, common stock and other equity.

Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. While the Shelf Registration is effective, it requires amendment to ensure immediate access to the capital markets. Viad is in the process of preparing and filing such amendment. No securities have been issued under the program.

Viad began its stock repurchase program in July 1998 for the purpose of replacing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. Given the uncertainty in the economy, the share repurchase program has been deferred in order to prudently conserve cash. Net proceeds from the exercise of stock options totaled $3.1 million during the first quarter of 2002.

EBITDA is a measure of Viad's ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. EBITDA is defined by Viad as net income from continuing operations before interest expense, income taxes, depreciation and amortization and restructuring charges and other items and includes the fully taxable equivalent adjustment. EBITDA for the first quarter of 2002 was $72.7 million, up from $71.6 million for the first quarter of 2001.

There were no other material changes in Viad's financial condition nor were there any substantive changes relative to matters discussed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp's Annual Report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS:

As provided by the safe harbor provision under the "Private Securities Litigation Reform Act of 1995," Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, or expectations of or current trends in future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, restructure plans (including timing and realization of cost savings) and market risk disclosures. Actual results could differ materially from those projected in forward-looking statements. Viad's businesses can be affected by a host of risks and uncertainties. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Viad's market risk exposures relate to fluctuations in interest rates and, to a lesser degree, to fluctuations in foreign exchange rates. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Viad's exposure to these risks is primarily associated with its Payment Services business. Certain derivative financial instruments are used as part of Viad's risk management strategy to manage these exposures. Derivatives are not used for speculative purposes.

Stockholders' equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of securities classified as available for sale and in the fair value of derivative financial instruments are included as a component of stockholders' equity. The fair value of derivative financial instruments generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, an increase or decrease in stockholders' equity related to changes in the fair value of securities classified as available for sale, may not be offset, in whole or in part, by the decrease or increase in stockholders' equity related to changes in the fair value of derivative financial instruments.

A portion of Viad's Payment Services business involves the payment of commissions to selling agents of its official check program as described in Note
E. A Viad Payment Services subsidiary has also entered into agreements to sell receivables primarily from its money order agents. The commissions and net proceeds from the agents' receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through swap agreements which convert the variable rate payments to fixed rates.

Viad is also exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

      EARNINGS SENSITIVITY TO INTEREST RATE CHANGES. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the increase in pre-tax income would be approximately $1.0 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in a decrease in pre-tax income of approximately $0.8 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results.

      FAIR VALUE SENSITIVITY TO INTEREST RATE CHANGES. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $84.2 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $51.3 million), an estimated increase in the fair value of Viad's swap agreements of approximately $48.1 million (along with an after-tax increase in accumulated other comprehensive income of $29.3 million) and an estimated off-balance-sheet decrease in the fair value of Viad's fixed-rate debt of approximately $1.4 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $80.4 million (along with an after-tax increase in accumulated other comprehensive income of approximately $49.0 million), an estimated decrease in the fair value of Viad's swap agreements of approximately $48.1 million (along with an after-tax decrease in accumulated other comprehensive income of $29.3 million) and an estimated off-balance-sheet increase in the fair value of Viad's fixed-rate debt of approximately $1.5 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth.

      INTEREST RATE RISK AND MARKET RISK OVERSIGHT. Viad has established several levels of risk management oversight and control. An investment committee, comprised of senior officers of Viad and Payment Services, and reporting to the Chief Executive Officer of Viad, routinely reviews investment and risk management strategies and results. Additionally, Viad employs an independent advisor to its investment committee. Viad maintains formal procedures for entering into derivative transactions, and management regularly monitors and reports to the Audit Committee of the Board of Directors on such activity. The agreements are with major financial institutions which are currently expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Viad regularly monitors the credit ratings of the counterparties, and the likelihood of default is considered remote.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit No. 10.A - Copy of Viad Corp Management Incentive Plan as amended March 26, 2002.

         Exhibit No. 10.B - Copy of Restricted Stock Agreement, as amended March 26, 2002, pursuant to the Viad Corp 1997 Omnibus Incentive Plan.

         Exhibit No. 10.C - Copy of Performance Driven Restricted Stock Agreement, as amended March 26, 2002, pursuant to the Viad Corp 1997 Omnibus Incentive Plan.

   (b)   Reports on Form 8-K filed in the first quarter 2002.

         A report on Form 8-K dated January 24, 2002, was filed January 24, 2002 by the Registrant. The Form 8-K reported under item 5 the announcement by the Registrant of financial results for the fourth quarter and 2001 fiscal year (subject to audit) and the restatement of Registrant's audited financial statements for the fiscal years 2000, 1999, and 1998.

         A report on Form 8-K dated February 21, 2002, was filed on February 28, 2002 by the Registrant. The Form 8-K reported under item 5 the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock, par value $1.50 per share, of Registrant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VIAD CORP
                                       (Registrant)

May 1, 2002                            By /s/ Ellen M. Ingersoll
                                       -------------------------
                                       Ellen M. Ingersoll
                                       Vice President - Controller
                                       (Chief Accounting Officer
                                       and Authorized Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

   10.A -         Copy of Viad Corp Management Incentive Plan as amended
                  March 26, 2002.

   10.B - Copy of Restricted Stock Agreement, as amended March 26, 2002, pursuant to the Viad Corp 1997 Incentive Plan.

   10.C - Copy of Performance Driven Restricted Stock Agreement, as amended March 26, 2002, pursuant to the Viad Corp 1997 Omnibus
                  Incentive Plan.


A report on Form 8-K dated January 24, 2002, was filed January 24, 2002 by the Registrant. The Form 8-K reported under Item 5 the announcement by the Registrant of financial results for the fourth quarter and 2001 fiscal year (subject to audit) and the restatement of Registrant's audited financial statements for the fiscal years 1998, 1999 and 2000.

A report on Form 8-K dated February 21, 2002, was filed February 28, 2002 by the Registrant. The Form 8-K reported under Item 5 the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock, par value $1.50 per share of Registrant.