Form 10-Q
period 2002-06-30
VIAD CORP
filed 2002-08-05
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
Commission file number 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-1169950 (I.R.S. Employer Identification No.)

1850 N. CENTRAL AVE., PHOENIX, ARIZONA (Address of principal executive offices)	85077 (Zip Code)

Registrant’s telephone number, including area code (602) 207-4000

Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

As of June 28, 2002, 89,199,040 shares of Common Stock ($1.50 par value) were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31,
(000 omitted, except share data)	(Unaudited)	2001

ASSETS

Current assets:

Cash and cash equivalents	$55,341	$46,593

Short-term investments	174,306	118,021

Receivables	76,606	64,134

Inventories	51,248	55,682

Deferred income taxes	40,635	45,916

Other current assets	34,842	48,555

	432,978	378,901

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations	1,902,554	1,476,475

Total current assets	2,335,532	1,855,376

Investments in securities	41,212	51,535

Investments restricted for payment service obligations	5,488,219	5,422,899

Property and equipment	256,263	260,480

Other investments and assets	77,875	67,715

Deferred income taxes	75,434	82,764

Goodwill	548,787	587,365

Other intangible assets	35,041	35,925

	$8,858,363	$8,364,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term bank loans	$—	$457

Accounts payable	55,156	60,913

Other current liabilities	219,353	203,702

Current portion of long-term debt	142,516	42,224

	417,025	307,296

Payment service obligations	7,075,335	6,649,722

Total current liabilities	7,492,360	6,957,018

Long-term debt	244,619	354,147

Pension and other postretirement benefits	95,141	94,424

Derivative financial instruments	119,616	91,414

Other deferred items and insurance liabilities	135,232	135,420

Minority interests	6,600	5,284

$4.75 Redeemable preferred stock	6,691	6,679

Common stock and other equity:

Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610

Additional capital	223,370	225,003

Retained income	772,846	762,008

Unearned employee benefits and other	(76,017)	(82,952)

Accumulated other comprehensive income:

Unrealized gain on securities classified as available for sale	63,314	29,876

Unrealized loss on derivative financial instruments	(76,484)	(53,875)

Cumulative translation adjustments	(8,344)	(13,211)

Minimum pension liability adjustment	(13,739)	(13,739)

Common stock in treasury, at cost, 10,540,885 and 10,806,006 shares	(276,452)	(283,047)

Total common stock and other equity	758,104	719,673

	$8,858,363	$8,364,059

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(000 omitted, except per share data)	2002	2001	2002	2001

Revenues	$408,511	$444,566	$853,532	$904,130

Costs and expenses:

Costs of sales and services	351,940	386,565	744,436	801,243

Corporate activities and minority interests	7,291	4,113	11,851	8,680

Net interest expense	3,575	5,298	7,364	11,563

Nonrecurring item	—	29,274	—	29,274

	362,806	425,250	763,651	850,760

Income before income taxes and change in accounting principle	45,705	19,316	89,881	53,370

Income taxes	13,439	1,907	25,271	11,659

Net income before change in accounting principle	32,266	17,409	64,610	41,711

Change in accounting principle, net of tax	—	—	(37,739)	—

NET INCOME	$32,266	$17,409	$26,871	$41,711

DILUTED NET INCOME PER COMMON SHARE

Net income per share before change in accounting principle	$0.36	$0.20	$0.73	$0.48

Change in accounting principle, net of tax	—	—	(0.43)	—

Net income per share	$0.36	$0.20	$0.30	$0.48

Average outstanding and potentially dilutive common shares	87,672	86,090	87,200	86,381

BASIC NET INCOME PER COMMON SHARE

Net income per share before change in accounting principle	$0.37	$0.20	$0.74	$0.48

Change in accounting principle, net of tax	—	—	(0.44)	—

Net income per share	$0.37	$0.20	$0.30	$0.48

Average outstanding common shares	86,693	85,158	86,394	85,359

Dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Preferred stock dividends	$285	$284	$570	$568

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(000 omitted)	2002	2001	2002	2001

Net income	$32,266	$17,409	$26,871	$41,711

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities classified as available-for-sale:

Statement of Financial Accounting Standards (“SFAS”) No. 133 transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity to securities classified as available-for-sale	—	—	—	3,772

Holding gains (losses) arising during the period	57,845	(13,677)	36,891	11,523

Reclassification adjustment for net realized gains included in net income	(1,304)	(1,534)	(3,453)	(4,467)

	56,541	(15,211)	33,438	10,828

Unrealized gains (losses) on derivative financial instruments:

Cumulative effect of transition adjustment upon initial application of SFAS No. 133 on January 1, 2001	—	—	—	(7,501)

Holding gains (losses) arising during the period	(72,071)	4,406	(61,216)	(30,444)

Net reclassifications from other comprehensive income to net income	19,895	5,841	38,607	7,487

	(52,176)	10,247	(22,609)	(30,458)

Unrealized foreign currency translation adjustments:

Holding gains (losses) arising during the period	5,208	2,634	4,867	(1,186)

Other comprehensive income (loss)	9,573	(2,330)	15,696	(20,816)

Comprehensive income	$41,839	$15,079	$42,567	$20,895

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(000 omitted)	2002	2001

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

Net income	$26,871	$41,711

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	25,753	34,922

Deferred income taxes	7,840	13,749

Change in accounting principle	40,000	—

Nonrecurring item	—	29,274

Other noncash items, net	(457)	(7,198)

Change in operating assets and liabilities:

Receivables and inventories	(12,495)	1,459

Accounts payable	(5,757)	(7,700)

Other assets and liabilities, net	11,627	(18,020)

	93,382	88,197

Change in payment service assets and obligations, net	(766)	856,384

Net cash provided by operating activities	92,616	944,581

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Capital expenditures	(17,711)	(24,788)

Proceeds from disposals of property and other assets, net of purchases	543	(640)

Proceeds from sales and maturities of securities	1,532,098	1,249,628

Purchases of securities	(1,578,693)	(2,116,951)

Net cash used by investing activities	(63,763)	(892,751)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

Payments on long-term borrowings	(418)	(25,333)

Net change in short-term borrowings	(10,457)	6,211

Dividends on common and preferred stock	(16,150)	(15,972)

Exercise of stock options	8,965	12,097

Common stock purchased for treasury	(2,045)	(34,622)

Net cash used by financing activities	(20,105)	(57,619)

Net increase (decrease) in cash and cash equivalents	8,748	(5,789)

Cash and cash equivalents, beginning of year	46,593	42,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,341	$36,509

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Preparation

The Consolidated Financial Statements of Viad Corp (“Viad”) include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2001.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as discussed in Note D. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad’s financial position as of June 30, 2002, and its results of operations and its cash flows for the quarters and six months ended June 30, 2002 and 2001 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE B – Assets Restricted for Payment Service Obligations

Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in accordance with state regulations, principally in high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted to the extent that they represent proceeds from the sale of payment instruments to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. In addition, certain other assets of the Payment Services subsidiaries are available if necessary to meet such obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.”

As described in notes to Viad’s annual financial statements, a Payment Services subsidiary business involves the payment of commissions to selling financial institutions of its official check program. In addition, it has also entered into agreements to sell receivables primarily from money order agents. The commissions and net proceeds from the agents’ receivables are computed based on short-term variable interest rates that are hedged through swap agreements (see Note E) that effectively convert the variable rate payments to fixed rates.

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations, including additional subsidiary funds and the fair value of related swap agreements:

	June 30,	December 31,
(000 omitted)	2002	2001

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations	$1,902,554	$1,476,475

Investments restricted for payment service obligations (1)	5,488,219	5,422,899

Payment service obligations	(7,075,335)	(6,649,722)

Fair value of derivative financial instruments (2)	(124,611)	(87,187)

Total	$190,827	$162,465

(1)	Securities classified as “available-for-sale” are carried at market value and securities classified as “held-to-maturity” are carried at amortized cost (see Note C).

(2)	The fair value represents the estimated amounts that Viad would pay to counterparties to terminate the swap agreements at June 30, 2002 and December 31, 2001.

NOTE C – Investments Restricted for Payment Service Obligations

Investments restricted for payment service obligations include the following debt and equity securities:

	June 30,	December 31,
(000 omitted)	2002	2001

Securities classified as available-for-sale, at fair value (amortized cost of $3,780,781 and $3,947,971)	$3,884,018	$3,997,058

Securities classified as held-to-maturity, at amortized cost (fair value of $1,669,811 and $1,478,178)	1,627,701	1,449,641

	5,511,719	5,446,699

Less current maturities	(23,500)	(23,800)

	$5,488,219	$5,422,899

NOTE D – Goodwill and Other Intangible Assets

In January 2002, Viad adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. At March 31, 2002, Viad completed the transitional impairment test for certain intangible assets with indefinite lives and found that no impairment exists. Viad completed the transitional impairment test for goodwill during the second quarter of 2002. The test was performed as of January 1, 2002 and concluded that a transitional impairment loss of $40.0 million ($37.7 million after-tax) should be recognized related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment resulted from a change in the criteria for measurement of impairment from an undiscounted to a discounted cash flow method. This impairment was retroactively restated to the first quarter of 2002 in accordance with SFAS No. 142 and is included in the Consolidated Statements of Income under the caption “Change in accounting principle.”

Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” This statement, adopted in January 2002, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.

A summary of intangible assets at June 30, 2002 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
(000 omitted)	Value	Amortization	Value

Amortized intangible assets:

Customer lists	$27,523	$15,583	$11,940

Patents	13,200	9,446	3,754

Other	6,379	6,223	156

	47,102	31,252	15,850

Unamortized intangible assets:

Trademarks	13,182	—	13,182

Pension intangible assets	6,009	—	6,009

	19,191	—	19,191

Total intangible assets	$66,293	$31,252	$35,041

Intangible asset amortization expense for the quarter and six months ended June 30, 2002 was $489,000 and $979,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

(000 omitted)

2002	$1,961

2003	1,938

2004	1,882

2005	1,861

2006	1,570

The changes in the carrying amount of goodwill for the period ended June 30, 2002 are as follows:

		Convention
	Payment	and Event
(000 omitted)	Services	Services	Other	Total

Balance at beginning of year	$297,705	$262,243	$27,417	$587,365

Transitional impairment loss	—	(40,000)	—	(40,000)

Foreign currency translation adjustments	—	940	482	1,422

Balance at end of period	$297,705	$223,183	$27,899	$548,787

Amortization expense of goodwill and intangible assets with indefinite lives for the quarter ended June 30, 2001 was $4,126,000 ($3,512,000 after-tax) and $98,000 ($61,000 after-tax), respectively. For the six months ended June 30, 2001, amortization expense of goodwill and intangible assets with indefinite lives amounted to $8,238,000 ($7,013,000 after-tax) and $196,000 ($122,000 after-tax), respectively. Net income as reported and as adjusted for the adoption of SFAS No. 142 is presented below:

	Quarter ended June 30,		Six months ended June 30,
(000 omitted, except per share data)	2002	2001	2002	2001

Reported net income	$32,266	$17,409	$26,871	$41,711

Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	3,573	—	7,135

Adjusted net income	$32,266	$20,982	$26,871	$48,846

Diluted earnings per share:

Reported net income	$0.36	$0.20	$0.30	$0.48

Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.04	—	0.08

Adjusted net income	$0.36	$0.24	$0.30	$0.56

Basic earnings per share:

Reported net income	$0.37	$0.20	$0.30	$0.48

Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.04	—	0.09

Adjusted net income	$0.37	$0.24	$0.30	$0.57

NOTE E – Derivative Financial Instruments

Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes.

A portion of Viad’s Payment Services business involves the payment of variable-rate commissions to selling financial institutions of its official check program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from money order agents in an amount not to exceed $450 million. The agreement expires in June 2003. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate Payment Services’ cash flow for investment in permissible securities. Variable-to-fixed derivative financial instruments (swap agreements) have been entered into to mitigate the effects of fluctuations primarily on commission expense and to a lesser extent on the net proceeds from agents’ receivable sales.

Viad records all derivatives as either assets or liabilities, measured at fair value, with the change in fair value of the derivative recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad’s swap agreements have been designated, and qualify, as cash flow hedges. The length of time over which future cash flows are hedged ranges from one to six years.

The effective portion of the change in fair values of derivatives qualifying as cash flow hedges is recorded in other comprehensive income. Amounts receivable or payable under the swap agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Statements of Income under “Costs of sales and services.” The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. No cash flow hedges were discontinued during the quarter or six months ended June 30, 2002 or 2001.

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

NOTE F – Debt

At June 30, 2002 and December 31, 2001, Viad classified as long-term debt $156 million and $166 million, respectively, of short-term borrowings. These borrowings are supported by unused commitments under $425 million of long-term credit facilities.

NOTE G – Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes and change in accounting principle for the six months ended June 30, is as follows:

(000 omitted)	2002		2001

Computed income taxes at statutory federal income tax rate	$31,458	35.0%	$18,680	35.0%

Nondeductible goodwill amortization	—	0.0%	1,743	3.3%

State income taxes	3,777	4.2%	2,126	4.0%

Other, net	2,247	2.5%	1,261	2.3%

	37,482	41.7%	23,810	44.6%

Tax-exempt income	(11,261)	(12.5%)	(14,451)	(27.1%)

Adjustment to estimated annual effective rate (1)	(950)	(1.1%)	2,300	4.3%

Provision for income taxes (2)	$25,271	28.1%	$11,659	21.8%

(1)	Accounting principles generally accepted in the United States of America for interim financial reporting (APB Opinion No. 28) require that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

(2)	Excluding the effect of the nonrecurring item, the effective tax rate for the first six months of 2001 was 27.4 percent.

NOTE H – Segment Information

Viad measures profit and performance of its operations on the basis of operating income before nonrecurring items. An adjustment is made to the Payment Services segment to present revenues and operating income on a fully taxable equivalent basis as though amounts were invested in taxable investments. Intersegment sales and transfers are not significant. Corporate activities include expenses not allocated to operations. Disclosures regarding Viad’s reportable segments along with reconciliations to consolidated totals are presented below.

	Quarter ended June 30,		Six months ended June 30,
(000 omitted)	2002	2001	2002	2001

Revenues:

Payment Services	$205,968	$187,020	$403,269	$366,318

Convention and Event Services	199,450	254,447	454,257	543,956

Reportable segments	405,418	441,467	857,526	910,274

Travel and Recreation Services	13,129	15,876	16,299	19,535

	418,547	457,343	873,825	929,809

Less taxable equivalent adjustment	(10,036)	(12,777)	(20,293)	(25,679)

	$408,511	$444,566	$853,532	$904,130

Operating income before nonrecurring item:

Payment Services	$49,290	$43,682	$91,331	$78,477

Convention and Event Services	14,410	23,485	36,654	48,228

Reportable segments	63,700	67,167	127,985	126,705

Travel and Recreation Services	2,907	3,611	1,404	1,861

	66,607	70,778	129,389	128,566

Corporate activities and minority interests	(7,291)	(4,113)	(11,851)	(8,680)

Less taxable equivalent adjustment	(10,036)	(12,777)	(20,293)	(25,679)

	49,280	53,888	97,245	94,207

Other investment income	1,351	1,490	2,643	2,770

Interest expense	(4,926)	(6,788)	(10,007)	(14,333)

Nonrecurring item	—	(29,274)	—	(29,274)

Income before income taxes and change in accounting principle	$45,705	$19,316	$89,881	$53,370

NOTE I – Restructuring Charges and Nonrecurring Item

In the 2001 third quarter, Viad recorded restructuring charges totaling $66.1 million ($39.9 million after-tax) associated with the closure and consolidation of certain facilities, severance and other employee benefits. At June 30, 2002, there was $25.7 million of remaining accrued liabilities, of which $5.9 million and $19.8 million were included in the Consolidated Balance Sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively.

Payments under long-term lease obligations for closed facilities will continue to be made over the remaining terms of the leases. Approximately 97 percent of the facility closures and consolidation had been completed and approximately 98 percent of the positions had been eliminated as of June 30, 2002. Severance and benefits payments will continue to be made over the varying terms of the individual separation agreements.

A summary of the change in the accrued liabilities is as follows:

		Facility Closure
	Severance	and Lease
(000 omitted)	and Benefits	Termination	Total

Balance at December 31, 2001	$7,007	$27,917	$34,924

Cash payments	(4,985)	(4,200)	(9,185)

Balance at June 30, 2002	$2,022	$23,717	$25,739

In August 2000, Key3Media Group, Inc. (“Key3Media”), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES Exposition Services, Inc. (“GES”) to produce tradeshows. The companies entered into litigation regarding the contract termination, and after reaching an agreement to end the litigation, Viad recorded a second quarter 2001 noncash provision totaling $29.3 million ($18.3 million after-tax). This provision represented primarily the write-off of net receivables and prepayments made to Key3Media.

NOTE J – Recent Accounting Pronouncements

In November 2001, the Emerging Issues Task Force reached a consensus on Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred” (“EITF 01-14”), which became effective for Viad on January 1, 2002. Under EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The adoption of EITF 01-14 does not have any impact on Viad’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements.” This statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. Viad does not expect the adoption of SFAS No. 145 to have a significant effect on its results of operations or financial position.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

Viad Corp (“Viad”) focuses on two principal service businesses: Payment Services and Convention and Event Services.

There were no material changes in the nature of Viad’s business, nor were there any changes in the general characteristics of its operations as described and discussed in the “Results of Operations” section of Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2001.

Effective January 1, 2002, Viad adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets no longer be amortized, but instead tested for impairment. The following discussion compares 2002 results with 2001 results as originally reported and also on an as adjusted for SFAS No. 142 basis.

All per share figures discussed are stated on the diluted basis.

COMPARISON OF SECOND QUARTER OF 2002 TO THE SECOND QUARTER OF 2001:

In the second quarter of 2002, revenues decreased 8.1 percent, to $408.5 million from $444.6 million in the 2001 second quarter. Payment Services invests in a mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Fully taxable equivalent information is used by management to measure profit and performance of Viad’s operations. This information is supplemental to results presented under accounting principles generally accepted in the United States of America. Revenues on the fully taxable equivalent basis were $418.5 million in the 2002 second quarter, down 8.5 percent from $457.3 million in the 2001 second quarter. Segment operating income on the same basis (before corporate activities and minority interests) was $66.6 million for the 2002 second quarter compared with $70.8 million for the 2001 second quarter (down 5.9 percent), and operating margins were 15.9 percent in the second quarter of 2002 compared to 15.5 percent in the second quarter of 2001. Segment operating income and the operating margin in the second quarter of 2001 when adjusted for SFAS No. 142 would have been $75.0 million (down in 2002 by 11.2 percent) and 16.4 percent, respectively. See Note H of Notes to Consolidated Financial Statements for segment information.

Net income for the second quarter of 2002 was $32.3 million, or $0.36 per share, compared to $17.4 million, or $0.20 per share, for the second quarter of 2001. Excluding a nonrecurring, noncash provision related to the resolution of the Key3Media litigation (described further in Note I of Notes to Consolidated Financial Statements), second quarter 2001 income was $35.7 million, or $0.41 per share (with a 2002 decrease of 12.2 percent on a per share basis). When adjusted for SFAS No. 142, net income for the second quarter of 2001 would have been $21.0 million ($0.24 per share) or $39.2 million ($0.45 per share) excluding the nonrecurring item.

	Quarter ended June 30,
(000 omitted, except per share data)	2002	2001

Income before nonrecurring item	$32,266	$35,676

Nonrecurring item, net of tax	—	(18,267)

Net income	$32,266	$17,409

Diluted net income per common share:

Income before nonrecurring item	$0.36	$0.41

Nonrecurring item	—	(0.21)

Diluted net income per common share	$0.36	$0.20

PAYMENT SERVICES. On the fully taxable equivalent basis, second quarter 2002 revenues of the Payment Services segment were $206.0 million, up 10.1 percent, from 2001 second quarter revenues of $187.0 million. On the same basis, operating income increased to $49.3 million, up 12.8 percent from 2001 second quarter operating income of $43.7 million. Operating margins on the fully taxable equivalent basis improved to 23.9 percent in the second quarter of 2002 compared with 23.4 percent in the 2001 second quarter. When adjusting the second quarter of 2001 for the impact of SFAS No. 142, operating income would have been $45.7 million (with a 2002 increase of 7.8 percent) and the operating margin would have been 24.5 percent. Revenue growth was driven by continuing strong growth in money transfer transactions and average investable balances. MoneyGram continued to show improvement with transaction volume growing over 32 percent, led by strong International and Express Payment transaction volume growth. MoneyGram’s agent base expanded by 25 percent over the 2001 second quarter. Overall, Payment Services average investable balances were up 18.5 percent in the 2002 second quarter compared to the 2001 second quarter. This increase was primarily a result of strong growth in the official check business driven by new customer signings. The money order business continues to contribute significantly to the operating margin, however, money order volume and related average investable balances were down slightly compared to the 2001 second quarter as some agents were eliminated to improve the credit profile of the money order business. Revenue and operating growth were negatively impacted due to the lower interest rate environment. Specifically, revenue and operating growth were impacted by lower yields on overnight cash balances, lower yields on new balances from the official check business and lower yields on reinvested funds which resulted from the prepayment of mortgage-backed securities associated with higher consumer refinancing activities.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased $55.0 million, or 21.6 percent, to $199.5 million in the second quarter of 2002 from $254.4 million in the second quarter of 2001. Operating income for the segment decreased to $14.4 million, down 38.6 percent, from 2001 second quarter operating income of $23.5 million. Operating margins were 7.2 percent in the second quarter of 2002 versus 9.2 percent in the second quarter of 2001. Second quarter 2001 operating income would have been $25.4 million (with a 2002 decrease of 43.3 percent) and the operating margin would have been 10.0 percent when adjusted for SFAS No. 142. Show shrinkage, a heavier mix of technology shows and a shift in corporate spending from new exhibits to exhibit refurbishments resulted in lower revenue for the quarter. Given the weakness in most business sectors, particularly telecommunications and technology, the segment continues to focus on reducing its cost structure in order to position the segment to take advantage of new opportunities.

TRAVEL AND RECREATION SERVICES. Revenues of the travel and recreation businesses were $13.1 million for the second quarter of 2002, down 17.3 percent, from 2001 second quarter of $15.9 million. Operating income was $2.9 million in the 2002 second quarter, down 19.5 percent, compared to $3.6 million in the 2001 second quarter. Operating margins were 22.1 percent in the second quarter of 2002 compared with 22.7 percent in the prior year second quarter. When adjusted for SFAS No. 142, second quarter 2001 operating income and the operating margin would have been $3.8 million (down in 2002 by 24.1 percent) and 24.1 percent, respectively. These results are primarily due to a decline in tourism to Canada related to the post September 11, 2001 travel concerns and the current economic conditions.

CORPORATE ACTIVITIES AND MINORITY INTERESTS. The increase in corporate activities expense in the second quarter of 2002 of $2.4 million as compared to the second quarter of 2001 relates to $2.3 million in legal, investment banking and other costs incurred in connection with a contemplated initial public offering and spin-off of Travelers Express/MoneyGram. Further consideration and implementation of the initial public offering and spin-off has been delayed pending improvement in overall economic and capital market conditions. The increase in minority interests in the second quarter of 2002 of $0.8 million as compared to the second quarter of 2001 relates primarily to strong revenue and transaction volume growth in the Payment Services segment’s 51 percent interest in an international money transfer services joint venture.

NET INTEREST EXPENSE. The decrease in net interest expense from $5.3 million in the 2001 second quarter to $3.6 million in the second quarter of 2002 was primarily related to the decrease in interest expense in the second quarter of 2002 to $4.9 million from $6.8 million in the second quarter of 2001. Lower short-term interest rates and reduced debt resulted in lower interest expense during the 2002 quarter.

INCOME TAXES. Excluding the 2001 nonrecurring item, the effective tax rate in the 2002 second quarter was 29.4 percent compared to 26.6 percent (25.7 percent as adjusted for SFAS No. 142) for the second quarter of 2001. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses.

COMPARISON OF FIRST SIX MONTHS OF 2002 TO THE FIRST SIX MONTHS OF 2001:

Revenues for the first six months of 2002 decreased $50.6 million, or 5.6 percent, to $853.5 million from $904.1 million in 2001. Revenues on the fully taxable equivalent basis decreased 6.0 percent to $873.8 million from $929.8 million. Segment operating income on the same basis (before corporate activities and minority interests) was $129.4 million for the first six months of 2002, up 0.6 percent, compared with $128.6 million for the prior year, and operating margins were 14.8 percent in 2002 compared to 13.8 percent in 2001. Segment operating income and the operating margin for the six months ended June 30, 2001 when adjusted for SFAS No. 142 would have been $137.0 million (with a 2002 decrease of 5.6 percent) and 14.7 percent, respectively. See Note H of Notes to Consolidated Financial Statements for segment information.

Net income for the first six months of 2002 was $26.9 million, or $0.30 per share, compared to $41.7 million, or $0.48 per share, for the first six months of 2001. Before the change in accounting principle and nonrecurring item previously discussed, income for the first six months of 2002 and 2001 was $64.6 million, or $0.73 per share and $60.0 million, or $0.69 per share, respectively, with a 5.8 percent increase on a per share basis. Net income for the first six months of 2001 when adjusted for SFAS No. 142 would have been $48.8 million ($0.56 per share) or $67.1 million ($0.77 per share) excluding the nonrecurring item.

	Six months ended June 30,
(000 omitted, except per share data)	2002	2001

Income before change in accounting principle and nonrecurring item	$64,610	$59,978

Change in accounting principle, net of tax	(37,739)	—

Nonrecurring item, net of tax	—	(18,267)

Net income	$26,871	$41,711

Diluted net income per common share:

Income before change in accounting principle and nonrecurring item	$0.73	$0.69

Change in accounting principle	(0.43)	—

Nonrecurring item	—	(0.21)

Diluted net income per common share	$0.30	$0.48

In June 2002, in accordance with the adoption of SFAS No. 142, Viad completed a transitional impairment test for goodwill. The test was performed as of January 1, 2002 and concluded that a transitional impairment loss of $40.0 million ($37.7 million after-tax) should be recognized related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. The impairment was retroactively restated to the first quarter of 2002 as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142.

PAYMENT SERVICES. On the fully taxable equivalent basis, revenues of the Payment Services segment for the first six months of 2002 were $403.3 million, up 10.1 percent, from 2001 six month revenues of $366.3 million. On the same basis, operating income increased to $91.3 million, up 16.4 percent from $78.5 million in the 2001 period. Operating margins on the fully taxable equivalent basis were 22.6 percent for the first six months of 2002, compared with 21.4 percent in the first six months of 2001. When adjusting the six month period ended June 30, 2001 for the impact of SFAS No. 142, operating income and the operating margin would have been $82.6 million (with a 2002 increase of 10.6 percent) and 22.5 percent, respectively. Average investable balances were 25.3 percent higher in 2002 compared to the same period in 2001, primarily driven by the strong growth in the official check business reflecting the ramp-up of key new accounts. Transaction volume for MoneyGram grew 33 percent over the prior year, with strong growth in Express Payment and in the international corridors.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased $89.7 million, or 16.5 percent, to $454.3 million from $544.0 million in the 2001 six month period. Operating income for the segment was $36.7 million, down 24.0 percent, from $48.2 million in the 2001 period (or $52.1 million, down 29.7 percent, when 2001 is adjusted for SFAS No. 142). Operating margins were 8.1 percent compared with 8.9 percent in 2001 (or 9.6 percent when 2001 is adjusted for SFAS No. 142). The segment was impacted by show shrinkage, lower attendance and exhibit refurbishments instead of new builds, somewhat offset by the impact of the restructuring plan implemented last year.

TRAVEL AND RECREATION SERVICES. For the first six months of 2002, revenues of the travel and recreation businesses were $16.3 million, down 16.6 percent, from $19.5 million in the first six months of 2001, while operating income decreased $0.5 million from $1.9 million to $1.4 million for the same period. Operating income for the 2002 period would have been down 38.6 percent from $2.3 million in the six month period ended June 30, 2001, when adjusted for SFAS No. 142. The decrease in revenue and operating income relates primarily to a decrease in package tour volume as a result of a softened economy.

CORPORATE ACTIVITIES AND MINORITY INTERESTS. The increase in corporate activities expense in the first six months of 2002 of $1.7 million as compared to the first six months of 2001 primarily relates to $2.3 million in legal, investment banking and other costs incurred in connection with a contemplated initial public offering and spin-off of Travelers Express/MoneyGram. The increase in minority interests for the first six months of 2002 of $1.5 million as compared to the same period in 2001 relates primarily to strong revenue and transaction volume growth in the Payment Services segment’s 51 percent interest in an international money transfer services joint venture.

NET INTEREST EXPENSE. Net interest expense of $7.4 million for the first six months of 2002 decreased 36.3 percent as compared to $11.6 million for the first six months of 2001. This was driven by a decrease in interest expense to $10.0 million for the first six months of 2002 from $14.3 million for the first six months of 2001. The lower interest expense was a result of steadily decreasing interest rates as well as lower average debt balances.

INCOME TAXES. Excluding the 2002 effect of change in accounting principle and the 2001 nonrecurring item, the effective tax rate for the first six months of 2002 was 28.1 percent as compared to 27.4 percent for the first six months of 2001 (26.3 percent as adjusted for SFAS No. 142). The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. The estimated annual tax rate of 28.1 percent for 2002 is expected to be higher than the annual effective tax rate of 23.6 percent in 2001, or 22.8 percent when adjusted for SFAS No. 142, (excluding the effect of the nonrecurring item) due to lower tax-exempt income in proportion to total pre-tax income, resulting from a shift in the mix of investments in the Payment Services segment from nontaxable to taxable investments.

LIQUIDITY AND CAPITAL RESOURCES:

Viad’s total debt at June 30, 2002 was $387.1 million compared with $396.8 million at December 31, 2001. The debt-to-capital ratio was 0.33 to 1 at June 30, 2002, compared with 0.35 to 1 at December 31, 2001. Capital is defined as total debt plus minority interests, preferred stock, common stock and other equity.

Under a Shelf Registration filed with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. In the second quarter of 2002, Viad filed an amended Shelf Registration with the Securities and Exchange Commission to update disclosures in the original 1994 registration statement and to maintain Viad’s financial flexibility. No securities have been issued under the program.

Viad began its stock repurchase program in July 1998 for the purpose of replacing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. While this program was on hold for most of 2001 and the first six months of 2002, Viad recently announced its intent to repurchase one to two million shares of its common stock in the last half of 2002. This will replace common stock issued upon exercise of stock options and in connection with other stock compensation plans. Net proceeds from the exercise of stock options totaled $9.0 million during the first six months of 2002.

EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. EBITDA is defined by Viad as net income from continuing operations before interest expense, income taxes, depreciation and amortization, change in accounting principle and nonrecurring item and includes the fully taxable equivalent adjustment. EBITDA for the first six months of 2002 was $145.8 million, down from $157.6 million in the 2001 period.

There were no other material changes in Viad’s financial condition nor were there any substantive changes relative to matters discussed in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Viad’s market risk exposures relate to fluctuations in interest rates and, to a lesser degree, to fluctuations in foreign exchange rates. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Viad’s exposure to these risks is primarily associated with its Payment Services business. Certain derivative financial instruments are used as part of Viad’s risk management strategy to manage these exposures. Derivatives are not used for speculative purposes.

Stockholders’ equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of securities classified as available for sale and in the fair value of derivative financial instruments are included as a component of stockholders’ equity. The fair value of derivative financial instruments generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, an increase or decrease in stockholders’ equity related to changes in the fair value of securities classified as available for sale, may not be offset, in whole or in part, by the decrease or increase in stockholders’ equity related to changes in the fair value of derivative financial instruments.

A portion of Viad’s Payment Services business involves the payment of commissions to selling financial institutions of its official check program as described in Note E. A Viad Payment Services subsidiary has also entered into agreements to sell receivables primarily from its money order agents. The commissions and net proceeds from the agents’ receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of this risk through swap agreements which convert the variable rate payments to fixed rates.

Viad is also exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

         Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling financial institutions, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the decrease in pre-tax income would be approximately $0.2 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an increase in pre-tax income of approximately $2.4 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, refer to Management’s Discussion and Analysis of Results of Operations and Financial Condition for a discussion of Viad’s current period results of operations and the impact of interest rate fluctuations.

         Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $84.5 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $51.5 million), an estimated increase in the fair value of Viad’s swap agreements of approximately $43.1 million (along with an after-tax increase in accumulated other comprehensive income of $26.3 million) and an estimated off-balance-sheet decrease in the fair value of Viad’s fixed-rate debt of approximately $1.1 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $78.1 million (along with an after-tax increase in accumulated other comprehensive income of approximately $47.7 million), an estimated decrease in the fair value of Viad’s swap agreements of approximately $43.1 million (along with an after-tax decrease in accumulated other comprehensive income of $26.3 million) and an estimated off-balance-sheet increase in the fair value of Viad’s fixed-rate debt of approximately $1.1 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth.

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

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders of Viad Corp was held May 14, 2002.

(b)	Not applicable-(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

1.	The election of Directors as follows:

	Judith K. Hofer
	Affirmative Vote	72,255,749

	Withheld Authority	1,811,504

	Jack F. Reichert
	Affirmative Vote	72,235,526

	Withheld Authority	1,831,727

2.	The appointment of Deloitte & Touche LLP to audit the accounts of Viad and its subsidiaries for the fiscal year 2002.

	Affirmative Vote	71,439,414
	Against	2,523,178
	Abstentions	104,661

3.	Approve material terms of the performance goals of the 1997 Viad Corp Omnibus Incentive Plan.

	Affirmative Vote	65,527,517
	Against	7,902,540
	Abstentions	637,196

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No. 10.A – Copy of Viad Corp Omnibus Incentive Plan as amended through May 14, 2002.

(b)	No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

August 1, 2002	By /s/ Ellen M. Ingersoll

Ellen M. Ingersoll
Chief Financial Officer
(Principle Financial Officer
and Authorized Officer)

CERTIFICATION

Pursuant to 18 U.S.C. § 1350 (Sarbanes-Oxley Act of 2002, § 906), we hereby certify that this report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Viad Corp.

	VIAD CORP	VIAD CORP

August 1, 2002	By /s/ Robert H. Bohannon	By /s/ Ellen M. Ingersoll

	Robert H. Bohannon	Ellen M. Ingersoll

	Chairman of the Board, President	Chief Financial Officer

and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.A	Copy of Viad Corp Omnibus Incentive Plan as amended through May 14, 2002.