Form 10-Q
period 2002-09-30
VIAD CORP
filed 2002-11-05
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes  [X]    No  [   ]

As of September 30, 2002, 88,091,798 shares of Common Stock ($1.50 par value) were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31,
(000 omitted, except share data)	(Unaudited)	2001

ASSETS

Current assets:

Cash and cash equivalents	$56,818	$46,593

Short-term investments	63,459	118,021

Receivables	59,220	64,134

Inventories	45,477	55,682

Deferred income taxes	38,650	45,916

Other current assets	33,387	48,555

	297,011	378,901

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations	1,893,534	1,476,475

Total current assets	2,190,545	1,855,376

Investments in securities	192,252	51,535

Investments restricted for payment service obligations	6,124,729	5,422,899

Property and equipment	250,648	260,480

Other investments and assets	73,614	67,715

Deferred income taxes	99,166	82,764

Goodwill	548,168	587,365

Other intangible assets	34,342	35,925

	$9,513,464	$8,364,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Short-term bank loans	$—	$457

Accounts payable	73,002	60,913

Other current liabilities	234,504	203,702

Current portion of long-term debt	142,343	42,224

	449,849	307,296

Payment service obligations	7,629,880	6,649,722

Total current liabilities	8,079,729	6,957,018

Long-term debt	238,824	354,147

Pension and other postretirement benefits	96,491	94,424

Derivative financial instruments	236,238	91,414

Other deferred items and insurance liabilities	127,761	135,420

Minority interests	8,726	5,284

$4.75 Redeemable preferred stock	6,697	6,679

Common stock and other equity:

Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610

Additional capital	210,592	225,003

Retained income	800,521	762,008

Unearned employee benefits and other	(63,223)	(82,952)

Accumulated other comprehensive income:

Unrealized gain on securities classified as available for sale	98,685	29,876

Unrealized loss on derivative financial instruments	(151,366)	(53,875)

Cumulative translation adjustments	(11,784)	(13,211)

Minimum pension liability adjustment	(13,739)	(13,739)

Common stock in treasury, at cost, 11,648,127 and 10,806,006 shares	(300,298)	(283,047)

Total common stock and other equity	718,998	719,673

	$9,513,464	$8,364,059

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(000 omitted, except per share data)	2002	2001	2002	2001

Revenues	$417,977	$390,086	$1,271,509	$1,294,216

Costs and expenses:

Costs of sales and services	362,031	352,911	1,106,467	1,154,154

Corporate activities and minority interests	6,390	2,353	18,241	11,033

Net interest expense	123	4,997	7,487	16,560

Restructuring charges and other items	(413)	67,370	(413)	96,644

	368,131	427,631	1,131,782	1,278,391

Income (loss) before income taxes and change in accounting principle	49,846	(37,545)	139,727	15,825

Income tax expense (benefit)	14,229	(21,781)	39,500	(10,122)

Income (loss) before change in accounting principle	35,617	(15,764)	100,227	25,947

Change in accounting principle, net of tax	—	—	(37,739)	—

NET INCOME (LOSS)	$35,617	$(15,764)	$62,488	$25,947

DILUTED NET INCOME (LOSS) PER COMMON SHARE

Income (loss) per share before change in accounting principle	$0.41	$(0.19)	$1.14	$0.29

Change in accounting principle, net of tax	—	—	(0.43)	—

Net income (loss) per share	$0.41	$(0.19)	$0.71	$0.29

Average outstanding and potentially dilutive common shares	86,616	85,560	86,961	86,347

BASIC NET INCOME (LOSS) PER COMMON SHARE

Income (loss) per share before change in accounting principle	$0.41	$(0.19)	$1.15	$0.29

Change in accounting principle, net of tax	—	—	(0.44)	—

Net income (loss) per share	$0.41	$(0.19)	$0.71	$0.29

Average outstanding common shares	86,188	85,560	86,325	85,426

Dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Preferred stock dividends	$285	$285	$855	$853

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(000 omitted)	2002	2001	2002	2001

Net income (loss)	$35,617	$(15,764)	$62,488	$25,947

Other comprehensive income, net of tax:

Unrealized gains on securities classified as available-for-sale:

Statement of Financial Accounting Standards (“SFAS”) No. 133 transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity to securities classified as available-for-sale	—	—	—	3,772

Holding gains arising during the period	40,235	53,601	77,126	65,124

Reclassification adjustment for net realized gains included in net income	(4,864)	(1,814)	(8,317)	(6,281)

	35,371	51,787	68,809	62,615

Unrealized losses on derivative financial instruments:

Cumulative effect of transition adjustment upon initial application of SFAS No. 133 on January 1, 2001	—	—	—	(7,501)

Holding losses arising during the period	(95,882)	(66,602)	(157,098)	(97,046)

Net reclassifications from other comprehensive income to net income	21,000	8,982	59,607	16,469

	(74,882)	(57,620)	(97,491)	(88,078)

Unrealized foreign currency translation adjustments:

Holding gains (losses) arising during the period	(3,440)	(2,820)	1,427	(4,006)

Other comprehensive loss	(42,951)	(8,653)	(27,255)	(29,469)

Comprehensive income (loss)	$(7,334)	$(24,417)	$35,233	$(3,522)

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

(000 omitted)	2002	2001

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

Net income	$62,488	$25,947

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	38,720	52,582

Deferred income taxes	11,815	(6,634)

Change in accounting principle	40,000	—

Restructuring charges and other items	(413)	96,644

Other noncash items, net	(10,656)	(9,084)

Change in operating assets and liabilities:

Receivables and inventories	9,765	33,792

Accounts payable	12,089	(17,914)

Other assets and liabilities, net	21,123	(15,059)

	184,931	160,274

Change in payment service assets and obligations, net	544,481	1,251,213

Net cash provided by operating activities	729,412	1,411,487

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Capital expenditures	(27,940)	(36,259)

Proceeds from disposals of property and other assets, net of purchases	650	(556)

Proceeds from sales and maturities of securities	2,180,632	1,754,215

Purchases of securities	(2,813,348)	(3,048,231)

Net cash used by investing activities	(660,006)	(1,330,831)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

Payments on long-term borrowings	(1,386)	(26,203)

Net change in short-term borrowings	(15,457)	(17,272)

Dividends on common and preferred stock	(24,148)	(23,967)

Exercise of stock options	10,119	14,476

Common stock purchased for treasury	(28,309)	(34,622)

Net cash used by financing activities	(59,181)	(87,588)

Net increase (decrease) in cash and cash equivalents	10,225	(6,932)

Cash and cash equivalents, beginning of year	46,593	42,298

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,818	$35,366

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — Basis of Preparation

The Consolidated Financial Statements of Viad Corp (“Viad”) include the accounts of Viad and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in the Viad Corp Annual Report on Form 10-K for the year ended December 31, 2001.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Viad’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as discussed in Note D. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Viad’s financial position as of September 30, 2002, and its results of operations and its cash flows for the quarters and nine months ended September 30, 2002 and 2001 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE B — Assets Restricted for Payment Service Obligations

Viad’s Payment Services subsidiaries generate substantial cash balances from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in accordance with state regulations, principally in high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted to the extent that they represent proceeds from the sale of payment instruments to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. In addition, certain other assets of the Payment Services subsidiaries are available if necessary to meet such obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Securities are included in the Consolidated Balance Sheets under the caption, “Investments restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agents’ receivables and current maturities of investments restricted for payment service obligations.”

As described in notes to Viad’s annual financial statements, a Payment Services subsidiary business involves the payment of commissions to selling financial institutions of its official check program. Commissions are paid to financial institution customers based upon their average outstanding balances generated by the sale of official check products. In addition, it has also entered into agreements to sell receivables primarily from money order agents. The commissions and net proceeds from the sale of agents’ receivables are computed based on short-term variable interest rates that are hedged through swap agreements (see Note E) that effectively convert the variable rate payments to fixed rates.

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

The following is a summary of asset and liability carrying amounts related to the payment service obligations and the fair value of related swap agreements:

	September 30,	December 31,
(000 omitted)	2002	2001

Funds, agents’ receivables and current maturities of investments restricted for payment service obligations	$1,893,534	$1,476,475

Investments restricted for payment service obligations (1)	6,124,729	5,422,899

Payment service obligations	(7,629,880)	(6,649,722)

Fair value of derivative financial instruments (2)	(247,583)	(87,187)

Total	$140,800	$162,465

(1)	Securities classified as “available-for-sale” are carried at market value and securities classified as “held-to-maturity” are carried at amortized cost (see Note C).
(2)	The fair value represents the estimated amounts that Viad would pay to counterparties to terminate the swap agreements at September 30, 2002 and December 31, 2001.

NOTE C — Investments Restricted for Payment Service Obligations

A summary of securities classified as available-for-sale at September 30, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(000 omitted)	Cost	Gains	Losses	Value

U.S. Government agencies	$37,264	$678	$15	$37,927

Obligations of states and political subdivisions	615,738	51,880	25	667,593

Corporate debt securities	268,616	14,065	544	282,137

Mortgage-backed and other asset-backed securities	3,291,031	115,542	15,014	3,391,559

Preferred stock	97,101	651	5,541	92,211

Securities classified as available-for-sale	$4,309,750	$182,816	$21,139	$4,471,427

A summary of securities classified as held-to-maturity at September 30, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(000 omitted)	Cost	Gains	Losses	Value

U.S. Government agencies	$83,863	$793	$—	$84,656

Obligations of states and political subdivisions	458,511	36,515	36	494,990

Corporate debt securities	18,057	1,624	—	19,681

Mortgage-backed and other asset-backed securities	1,092,627	30,267	23,555	1,099,339

Debt securities issued by foreign governments	5,426	—	79	5,347

Securities classified as held-to-maturity	$1,658,484	$69,199	$23,670	$1,704,013

A summary of securities classified as available-for-sale at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(000 omitted)	Cost	Gains	Losses	Value

U.S. Government agencies	$19,672	$107	$68	$19,711

Obligations of states and political subdivisions	734,865	11,320	3,372	742,813

Corporate debt securities	186,192	4,339	941	189,590

Mortgage-backed and other asset-backed securities	2,881,620	57,750	17,853	2,921,517

Debt securities issued by foreign governments	4,991	200	—	5,191

Preferred stock	120,631	761	3,156	118,236

Securities classified as available-for-sale	$3,947,971	$74,477	$25,390	$3,997,058

A summary of securities classified as held-to-maturity at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(000 omitted)	Cost	Gains	Losses	Value

U.S. Government agencies	$91,768	$283	$353	$91,698

Obligations of states and political subdivisions	464,695	18,687	293	483,089

Corporate debt securities	18,112	1,070	—	19,182

Mortgage-backed and other asset-backed securities	869,610	21,803	12,685	878,728

Debt securities issued by foreign governments	5,456	25	—	5,481

Securities classified as held-to-maturity	$1,449,641	$41,868	$13,331	$1,478,178

Current maturities of investments restricted for payment service obligations at September 30, 2002 and December 31, 2001 were $5.2 million and $23.8 million, respectively.

NOTE D — Goodwill and Other Intangible Assets

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

Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, adopted in January 2002, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.

A summary of intangible assets at September 30, 2002 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
(000 omitted)	Value	Amortization	Value

Amortized intangible assets:

Customer lists	$27,523	$15,903	$11,620

Patents	13,200	9,603	3,597

Other	6,379	6,235	144

	47,102	31,741	15,361

Unamortized intangible assets:

Trademarks	13,182	—	13,182

Pension intangible assets	5,799	—	5,799

	18,981	—	18,981

Total intangible assets	$66,083	$31,741	$34,342

Intangible asset amortization expense for the quarter and nine months ended September 30, 2002 was $489,000 and $1,468,000, respectively. Estimated amortization expense for the five succeeding fiscal years is as follows:

(000 omitted)

2002	$1,959

2003	1,938

2004	1,882

2005	1,861

2006	1,570

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

		Convention
	Payment	and Event
(000 omitted)	Services	Services	Other	Total

Balance at beginning of year	$297,705	$262,243	$27,417	$587,365

Transitional impairment loss	—	(40,000)	—	(40,000)

Foreign currency translation adjustments	—	771	32	803

Balance at end of period	$297,705	$223,014	$27,449	$548,168

Amortization expense of goodwill and intangible assets with indefinite lives for the quarter ended September 30, 2001 was $4,131,000 ($3,515,000 after-tax) and $99,000 ($62,000 after-tax), respectively. For the nine months ended September 30, 2001, amortization expense of goodwill and intangible assets with indefinite lives amounted to $12,369,000 ($10,528,000 after-tax) and $295,000 ($184,000 after-tax), respectively. Net income as reported and as adjusted for the adoption of SFAS No. 142 is presented below:

	Quarter ended September 30,		Nine months ended September 30,

(000 omitted, except per share data)	2002	2001	2002	2001

Reported net income (loss)	$35,617	$(15,764)	$62,488	$25,947

Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	3,577	—	10,712

Adjusted net income (loss)	$35,617	$(12,187)	$62,488	$36,659

Diluted earnings per share:

Reported net income (loss)	$0.41	$(0.19)	$0.71	$0.29

Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.04	—	0.12

Adjusted net income (loss)	$0.41	$(0.15)	$0.71	$0.41

Basic earnings per share:

Reported net income (loss)	$0.41	$(0.19)	$0.71	$0.29

Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.04	—	0.13

Adjusted net income (loss)	$0.41	$(0.15)	$0.71	$0.42

NOTE E — Derivative Financial Instruments

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

Viad records all derivatives as either assets or liabilities, measured at fair value, with the change in fair value of the derivative recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad’s derivative agreements have been designated, and qualify, as cash flow hedges. The length of time over which future cash flows are hedged ranges up to six years.

The effective portion of the change in fair values of derivatives qualifying as cash flow hedges is recorded in other comprehensive income. Amounts receivable or payable under the derivative agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Statements of Income under “Costs of sales and services.”

The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. No cash flow hedges were discontinued during the quarter or nine months ended September 30, 2002 or 2001. Viad is also exposed to foreign currency exchange risk. Forward derivative contracts are used to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge Viad’s foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133. Accordingly, these contracts are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

NOTE F – Debt

In August 2002, Viad’s $200 million 364-day short-term revolving credit facility was amended, the total amount of the lenders’ commitments was reduced to $168 million under similar terms and the commitment termination date of each eligible lender was extended to August 2003. The short-term revolving credit facility, as amended, allows for Viad to increase the aggregate amount of the lender commitments up to $200 million.

At September 30, 2002 and December 31, 2001, Viad classified as long-term debt $151 million and $166 million, respectively, of short-term borrowings. These borrowings are supported by unused commitments under $393 million and $425 million, respectively, of long-term credit facilities.

NOTE G – Income Taxes

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes and change in accounting principle for the nine months ended September 30, is as follows:

(000 omitted)	2002		2001

Computed income taxes at statutory federal income tax rate	$48,904	35.0%	$5,539	35.0%

Nondeductible goodwill amortization	—	0.0%	2,614	16.5%

State income taxes	5,206	3.7%	402	2.5%

Other, net	2,895	2.1%	1,596	10.1%

	57,005	40.8%	10,151	64.1%

Tax-exempt income	(16,505)	(11.8%)	(20,548)	(129.7%)

Adjustment to estimated annual effective rate (1)	(1,000)	(0.7%)	275	1.7%

Provision for income taxes (2)	$39,500	28.3%	$(10,122)	(63.9%)

(1)	Accounting principles generally accepted in the United States of America for interim financial reporting (APB Opinion No. 28) require that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year.
(2)	Excluding the effect of the restructuring charges and other items, the effective tax rate for the first nine months of 2001 was 25.0 percent.

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

	Quarter ended September 30,		Nine months ended September 30,

(000 omitted)	2002	2001	2002	2001

Revenues:

Payment Services	$217,165	$192,033	$620,434	$558,351

Convention and Event Services	171,616	171,090	625,873	715,046

Reportable segments	388,781	363,123	1,246,307	1,273,397

Travel and Recreation Services	37,185	37,913	53,484	57,448

	425,966	401,036	1,299,791	1,330,845

Less taxable equivalent adjustment	(7,989)	(10,950)	(28,282)	(36,629)

	$417,977	$390,086	$1,271,509	$1,294,216

Operating income before restructuring charges and other items:

Payment Services	$47,077	$44,391	$138,408	$122,868

Convention and Event Services (1)	2,246	(7,110)	38,900	41,118

Reportable segments	49,323	37,281	177,308	163,986

Travel and Recreation Services	14,612	14,574	16,016	16,435

	63,935	51,855	193,324	180,421

Corporate activities and minority interests	(6,390)	(2,353)	(18,241)	(11,033)

Less taxable equivalent adjustment	(7,989)	(10,950)	(28,282)	(36,629)

	49,556	38,552	146,801	132,759

Other investment income	4,937	1,326	7,580	4,096

Interest expense	(5,060)	(6,323)	(15,067)	(20,656)

Restructuring charges and other items	413	(71,100)	413	(100,374)

Income (loss) before income taxes and change in accounting principle	$49,846	$(37,545)	$139,727	$15,825

(1)	2001 amounts are presented before $3.7 million of inventory write-downs included in restructuring charges and other items.

NOTE I – Restructuring Charges and Other Items

In the 2001 third quarter, Viad recorded restructuring charges totaling $66.1 million ($39.9 million after-tax) associated with the closure and consolidation of certain facilities, severance and other employee benefits. In the 2002 third quarter, $0.4 million ($0.2 million after-tax) of the reserve was reversed as certain actual costs incurred were less than original estimates.

Payments under long-term lease obligations for closed facilities will continue to be made over the remaining terms of the leases. Approximately 98 percent of the facility closures and consolidation had been completed and 100 percent of the positions had been eliminated as of September 30, 2002. Severance and benefits payments will continue to be made over the varying terms of the individual separation agreements.

At September 30, 2002, there was $21.9 million of remaining accrued liabilities, of which $6.7 million and $15.2 million were included in the Consolidated Balance Sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively.

A summary of the change in the accrued liabilities is as follows:

		Facility Closure
	Severance	and Lease
(000 omitted)	and Benefits	Termination	Total

Balance at December 31, 2001	$7,007	$27,917	$34,924

Cash payments	(5,260)	(7,324)	(12,584)

Adjustment to severance liability	(413)	—	(413)

Balance at September 30, 2002	$1,334	$20,593	$21,927

During the 2001 third quarter, Viad’s Payment Services subsidiary recorded a noncash charge totaling $5.0 million ($3.0 million after-tax) resulting from the bankruptcy of a large money order agent in September 2001.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined if the adoption of this statement will have any material impact on its results of operations or financial position should the company have future exit or disposal activity.

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

Certain information included in the following discussion is presented using methods management utilizes to measure profit and performance of its operations. The information is supplemental to results presented under accounting principles generally accepted in the United States of America (GAAP) and may not be comparable to similarly titled measures used by other companies. This supplemental information includes the following:

•	Payment Services invests in a mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to the Payment Services segment to present revenues and operating income resulting from amounts invested in tax-exempt securities on a fully taxable equivalent basis. See Note H of Notes to Consolidated Financial Statements for a reconciliation to GAAP.

•	EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America. EBITDA is defined by Viad as income before interest expense, income taxes, depreciation and amortization, restructuring charges and other items, changes in accounting principles and includes the fully taxable equivalent adjustment.

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

COMPARISON OF THIRD QUARTER OF 2002 TO THE THIRD QUARTER OF 2001:

In the third quarter of 2002, revenues increased 7.1 percent to $418.0 million from $390.1 million in the 2001 third quarter primarily due to growth in the Payment Services segment. Revenues on the fully taxable equivalent basis were $426.0 million in the 2002 third quarter, up 6.2 percent from $401.0 million in the 2001 third quarter. Segment operating income on the same basis (before corporate activities and minority interests) was $63.9 million for the 2002 third quarter compared with $51.9 million for the 2001 third quarter (up 23.3 percent), and operating margins were 15.0 percent in the third quarter of 2002 compared to 12.9 percent in the third quarter of 2001. Segment operating income and the operating margin in the third quarter of 2001 when adjusted for SFAS No. 142 would have been $56.1 million (up in 2002 by 14.0 percent) and 14.0 percent, respectively. Operating income and margin growth was primarily related to positive Convention and Event Services segment operating income as compared to an operating loss in the 2001 quarter. See Note H of Notes to Consolidated Financial Statements for segment information.

Net income for the third quarter of 2002 was $35.6 million, or $0.41 per share, compared to a net loss of $15.8 million, or $0.19 per share, for the third quarter of 2001. Excluding restructuring charges and other items (described in Note I of Notes to Consolidated Financial Statements), third quarter 2001 income was $27.2 million, or $0.31 per share (with a 2002 increase of 32.3 percent on a per share basis). When adjusted for SFAS No. 142, net loss for the third quarter of 2001 would have been $12.2 million ($0.15 per share) or net income of $30.7 million ($0.35 per share) excluding restructuring charges and other items. EBITDA for the 2002 third quarter was $75.4 million, up from $68.5 million in the 2001 period.

	Quarter ended September 30,

(000 omitted, except per share data)	2002	2001

Income before restructuring charges and other items	$35,368	$27,172

Restructuring charges and other items, net of tax	249	(42,936)

Net income (loss)	$35,617	$(15,764)

Diluted net income (loss) per common share:

Income before restructuring charges and other items	$0.41	$0.31

Restructuring charges and other items	—	(0.50)

Diluted net income (loss) per common share	$0.41	$(0.19)

PAYMENT SERVICES. On the fully taxable equivalent basis, third quarter 2002 revenues of the Payment Services segment were $217.2 million, up 13.1 percent from 2001 third quarter revenues of $192.0 million. On the same basis, operating income increased to $47.1 million, or 6.1 percent, from 2001 third quarter operating income of $44.4 million. Operating margins on the fully taxable equivalent basis decreased to 21.7 percent in the third quarter of 2002 compared with 23.1 percent in the 2001 third quarter primarily due to the decrease in the net investment margin. When adjusting the third quarter of 2001 for the impact of SFAS No. 142, operating income would have been $46.5 million (with a 2002 increase of 1.3 percent) and the operating margin would have been 24.2 percent. Revenue growth was driven by continued strong growth in money transfer transactions and average investable balances. Third quarter 2002 revenues include $8.0 million of gains as compared to $3.0 million in the third quarter of 2001, with the increase primarily associated with the sale of municipal securities. Viad’s reduced operating income over the last several quarters prompted a change in tax strategy with regard to its alternative minimum tax position and as a result Payment Services sold a portion of its tax-exempt municipal securities. As part of Viad’s tax planning, it may continue to sell municipal securities over the next year.

Float income (investment income from the investment portfolio) represented approximately 45% of total Payment Services revenue in the third quarter 2002. Float income is affected by the level of investment balances (float portfolio) and the yield on investments. Overall, float income, net of commission expense, declined $2.7 million in the 2002 third quarter as compared to 2001. The following table is an analysis of the float income associated with the Payment Services segment’s investment portfolio:

Analysis of Average Balances, Float and Average Yields and Interest Rate
(000 omitted, taxable equivalent basis)

	Quarter ended September 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Investments restricted for payment service obligations	$6,207,540	$97,126	6.21%	$5,111,664	$90,131	7.00%

Payment service obligations(1)	$4,778,993	62,541	5.19%	$3,609,678	52,844	5.81%

Net float income and margin		$34,585	2.21%		$37,287	2.89%

(1)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The average balance in the table reflects only the payment service obligations for which commissions are paid. Commission expense is classified as “Costs of sales and services” in the Consolidated Statements of Income.

Float income (excluding gains) was $97.1 million in the third quarter 2002 compared to $90.1 million in the third quarter 2001, an increase of 7.8%. The growth primarily is due to higher average float portfolio balances, which increased by $1.1 billion, or 21.4%. The float income increase attributable to the balance growth was $19.3 million and was partially offset by a decrease of approximately $12.3 million due to an interest rate decline, reflecting an average investment yield of 6.21%, or a 79 basis point decline from 7.00% in 2001. During the same period, average 5-year U.S. Treasury Notes declined over 100 basis points and short-term interest rates declined nearly 200 basis points. This dramatic decline in interest rates resulted in unprecedented mortgage refinancing activity in the 2002 third quarter. Refinancing activities caused an increase in the sale of official checks and an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers. The refinancing activity also drove a significant increase in the prepayments of mortgage backed debt securities, resulting in funds which were reinvested at lower interest rates. Also contributing to the 79 basis point decline in average investment yield in the third quarter 2002 was a lower percentage of the portfolio invested in the higher effective yield municipal securities. See Note C of Notes to Consolidated Financial Statements for a breakout of assets restricted for payment service obligations. If the unprecedented mortgage refinancing activity continues, results could be similarly affected.

Commission expense was $62.5 million in third quarter 2002, an increase of $9.7 million, or 18%, primarily due to higher average balances of $1.2 billion. The commission expense increase attributable to the higher average balances was $17.1 million and was partially offset by a decrease of approximately $7.4 million due to an interest rate decline, reflecting an average commission rate of 5.19% in the 2002 third quarter, or a 62 basis point decline from 5.81% in 2001.

Net float income (float income less commission expense) was $34.6 million in the third quarter 2002, down $2.7 million or 7.2%, primarily due to the decline in net float income of approximately $10.7 million related to a decline in interest rates (partially offset by an increase in income of $8.0 million related to increased balances), reflecting a net float margin of 2.21%, or a 68 basis point decline from 2.89% in 2001. The 68 basis point margin decline was a result of a lower interest rate environment which affected the margin as short-term and floating balances earned lower yields and proceeds from prepayments and sales were reinvested at lower yields. Also, although the commission payments to financial institution customers declined as short-term interest rates declined, the fixed rate derivatives used to mitigate the effects of fluctuations on commission expense have contractual maturities and did not reprice at the same rate as assets prepaid.

The following table summarizes the impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio:

Changes in Float Income and Commission Expense — Due to Changes in Average Investable Balances and Interest Rates (000 omitted, taxable equivalent basis)

	Quarter ended September 30,

	2002 vs 2001

		Yield/
	Balance	Rate	Total

Float Income	$19,323	$(12,328)	$6,995

Commission expense	$17,118	$(7,421)	$9,697

Net float income	$7,994	$(10,696)	$(2,702)

The totals for the balance and rate columns are not the sum of the individual lines as income and expense changes are calculated independently.

One of the Payment Services business objectives in managing the float portfolio is to mitigate the risk to earnings created by changing interest rates. In order to mitigate that risk, interest rate derivatives are entered into which effectively limit exposure to the floating rate commission payments to financial institution customers. The fair value of these derivatives can fluctuate with interest rate changes, reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases and decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the third quarter 2002 was a net decrease of $75 million in stockholders’ equity, while the net change in the fair value of the available-for-sale investment portfolio was a net increase of $35 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset. This is because the main objective in entering into the derivatives is to first mitigate the risk on earnings due to the change in interest rates and secondarily to mitigate the risk to equity.

MoneyGram continued to show improvement with transaction volume growing 31 percent, led by strong International and Express Payment transaction volume growth. MoneyGram’s agent base expanded by 30 percent over the 2001 third quarter.

The money order business continues to contribute significantly to the operating margin, however, money order volume and related average investable balances were down slightly compared to the 2001 third quarter as some agents were eliminated and fewer agents were approved in order to improve the credit profile of the money order business.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues increased 0.3 percent to $171.6 million in the third quarter of 2002 from $171.1 million in the third quarter of 2001. Operating income for the segment increased $9.3 million to $2.2 million from the 2001 third quarter operating loss of $7.1 million. Operating margins were 1.3 percent in the third quarter of 2002 compared to a negative margin in 2001 of 4.2%. Third quarter 2001 operating loss would have been $5.2 million when adjusted for SFAS No. 142. Despite flat revenue, the growth in operating income for the segment resulted from ongoing improvements in operating efficiencies and cost cutting initiatives derived from the restructuring program begun in the 2001 third quarter. Improvement in the quarter was also driven in part by the addition of the International Manufacturing Technology Show, which was new to the quarter, and slightly positive show rotation. The 2001 restructuring program is virtually complete with the remaining activity primarily related to subleasing property and making remaining severance payments. The Convention and Event Services segment has realized the $30 million to $35 million (on an annual pre-tax basis) cost savings. Given the continued weakness in most business sectors, particularly telecommunications and technology, the segment continues to focus on reducing its cost structure and improving operating efficiencies, in order to position the segment to take advantage of any upturn in the economy.

TRAVEL AND RECREATION SERVICES. Revenues of the travel and recreation businesses were $37.2 million for the third quarter of 2002, down $0.7 million from $37.9 million in the 2001 third quarter. Operating income was $14.6 million in the 2002 third quarter, flat with the 2001 third quarter. Operating margins were 39.3 percent in the third quarter of 2002 compared with 38.4 percent in the prior year third quarter. When adjusted for SFAS No. 142, third quarter 2001 operating income and the operating margin would have been $14.8 million (down in 2002 by 1.2 percent) and 39.0 percent, respectively. These results reflect a decline in tourism to Canada related to the post September 11, 2001 travel concerns and the current economic conditions offset by increased travel within the United States as people stay closer to home.

CORPORATE ACTIVITIES AND MINORITY INTERESTS. The increase in corporate activities expense in the third quarter of 2002 of $2.3 million as compared to the third quarter of 2001 relates to higher insurance premiums and additional employee benefit and other compensation accruals. The increase in minority interests in the third quarter of 2002 of $1.8 million as compared to the third quarter of 2001 relates primarily to strong revenue and transaction volume growth in the Payment Services segment’s 51 percent interest in an international money transfer services joint venture.

NET INTEREST EXPENSE. The decrease in net interest expense from $5.0 million in the 2001 third quarter to $0.1 million in the third quarter of 2002 was primarily related to an interest income accrual of $3.5 million resulting from a federal income tax refund received in the fourth quarter of 2002 for the 1994 through 1996 tax years. Lower average debt and short-term interest rates also contributed to the decrease in interest expense of $1.3 million during the 2002 quarter as compared to the 2001 quarter.

INCOME TAXES. Excluding restructuring charges and other items, the effective tax rate in the 2002 third quarter was 28.5 percent compared to 19.0 percent (18.6 percent as adjusted for SFAS No. 142) for the third quarter of 2001. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The decrease in rate quarter-over-quarter is due to level amounts of tax-exempt income in proportion to higher pre-tax income in 2002 as compared to lower pre-tax income in 2001.

COMPARISON OF FIRST NINE MONTHS OF 2002 TO THE FIRST NINE MONTHS OF 2001:

Revenues for the first nine months of 2002 decreased 1.8 percent to $1.27 billion from $1.29 billion in 2001 primarily related to the Convention and Event Services segment. Revenues on the fully taxable equivalent basis decreased 2.3 percent to $1.30 billion from $1.33 billion. Segment operating income on the same basis (before corporate activities and minority interests) was $193.3 million for the first nine months of 2002, up 7.2 percent due to an increase in Payment Services segment results, compared with $180.4 million for the prior year, and operating margins were 14.9 percent in 2002 compared to 13.6 percent in 2001. Segment operating income and the operating margin for the nine months ended September 30, 2001 when adjusted for SFAS No. 142 would have been $193.1 million (with a 2002 increase of 0.1 percent) and 14.5 percent, respectively. See Note H of Notes to Consolidated Financial Statements for segment information.

Net income for the first nine months of 2002 was $62.5 million, or $0.71 per share, compared to $25.9 million, or $0.29 per share, for the first nine months of 2001. Before the change in accounting principle (described below) and restructuring charges and other items previously discussed, income for the first nine months of 2002 and 2001 was $100.0 million, or $1.14 per share and $87.2 million, or $1.00 per share, respectively, with a 14.0 percent increase on a per share basis. Income for the first nine months of 2001 when adjusted for SFAS No. 142 would have been $97.9 million ($1.12 per share) excluding the restructuring charges and other items. EBITDA for the first nine months of 2002 was $221.4 million, down from $226.1 million in the 2001 period.

	Nine months ended September 30,

(000 omitted, except per share data)	2002	2001

Income before change in accounting principle and restructuring charges and other items	$99,978	$87,150

Change in accounting principle, net of tax	(37,739)	—

Restructuring charges and other items, net of tax	249	(61,203)

Net income	$62,488	$25,947

Diluted net income per common share:

Income before change in accounting principle and restructuring charges and other items	$1.14	$1.00

Change in accounting principle	(0.43)	—

Restructuring charges and other items	—	(0.71)

Diluted net income per common share	$0.71	$0.29

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

PAYMENT SERVICES. On the fully taxable equivalent basis, revenues of the Payment Services segment for the first nine months of 2002 were $620.4 million, up 11.1 percent, from 2001 nine month revenues of $558.4 million. On the same basis, operating income increased to $138.4 million, up 12.6 percent from $122.9 million in the 2001 period. Operating margins on the fully taxable equivalent basis were 22.3 percent for the first nine months of 2002, compared with 22.0 percent in the first nine months of 2001. When adjusting the nine month period ended September 30, 2001 for the impact of SFAS No. 142, operating income and the operating margin would have been $129.0 million (with a 2002 increase of 7.3 percent) and 23.1 percent, respectively. Average investable balances were 24 percent higher in 2002 compared to the same period in 2001, primarily driven by the strong growth in the official check business reflecting the ramp-up of key new accounts and increased mortgage refinancing activity. Transaction volume for MoneyGram grew 32 percent over the prior year, with strong growth in Express Payment and in the international corridors.

Float income represented approximately 47% of total Payment Services revenue for the first nine months of 2002. Overall, float income, net of commission expense, increased $5.7 million in the first nine months of 2002 over the 2001 period. The following table is an analysis of the float income (excluding gains) and commissions expense associated with the Payment Services segment’s investment portfolio:

Analysis of Average Balances, Float and Average Yields and Interest Rates
(000 omitted, taxable equivalent basis)

		Nine months ended September 30,

		2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Investments restricted for payment service obligations	$5,909,740	$289,085	6.54%	$4,769,913	$260,342	7.30%

Payment service obligations(1)	$4,456,885	176,236	5.29%	$3,234,773	153,193	6.33%

Net float income and margin		$112,849	2.55%		$107,149	3.00%

(1)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The average balance in the table reflects only the payment service obligations for which commissions are paid. Commission expense is classified as “Costs of sales and services” in the Consolidated Statements of Income.

Float income (excluding gains) was $289.1 million in the first nine months of 2002 compared to $260.3 million in the same period of 2001, an increase of 11%. The growth primarily is due to higher average float portfolio balances, which increased by $1.1 billion, or 24%. The float income increase attributable to the balance growth was $62.2 million and was partially offset by a decrease of $33.5 million due to an interest rate decline, reflecting an average investment yield of 6.54%, or a 76 basis point decline from 7.30% in 2001. During the same period, average 5-year U.S. Treasury Notes declined over 60 basis points and short-term interest rates declined over 270 basis points. This dramatic decline in interest rates resulted in mortgage refinancing activity that caused an increase in the sale of official checks and an increase in float balances. However, a portion of these balances were invested for a period of time during the nine months at short-term interest rates equal to or less than the rates paid out in commissions to financial institution customers. The refinancing activity also drove an increase in the prepayments of mortgage backed debt securities, resulting in funds which were reinvested at lower interest rates.

Commission expense was $176.2 million in the first nine months of 2002, an increase of $23 million, or 15%, primarily due to higher average balances of $1.2 billion. The commission expense increase attributable to the higher average balances was $57.9 million and was partially offset by a decrease of approximately $34.8 million due to an interest rate decline, reflecting an average commission rate of 5.29% in the first nine months of 2002, or a 104 basis point decline from 6.33% in 2001.

Net float income (float income less commission expense) was $112.8 million in the first nine months of 2002, up $5.7 million, or 5.3%, primarily due to the higher average float portfolio balances reflecting the ramp-up of key new accounts and increased mortgage refinancing activity. The net float income increase resulting from balance growth was $25.6 million and was partially offset by a decrease of $19.9 million due to a decline in the net float rate reflecting a net float margin of 2.55%, or a 45 basis point decline from 3.00% in 2001. The 45 basis point margin decline was a result of a lower interest rate environment which affected the margin as short-term and floating balances earned lower yields and proceeds from prepayments and sales were reinvested at lower yields. Also, although the commission payments to financial institution customers declined as short-term interest rates declined, the fixed rate derivatives have contractual maturities and did not reprice at the same rate as assets prepaid.

The following table summarizes the impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio:

Changes in Float Income and Commission Expense – Due to Changes in Average Investable Balances and Interest Rates (000 omitted, taxable equivalent basis)

	Nine months ended September 30,
	2002 vs 2001

		Yield/
	Balance	Rate	Total

Float Income	$62,212	$(33,469)	$28,743

Commission expense	$57,877	$(34,834)	$23,043

Net float income	$25,605	$(19,905)	$5,700

The totals for the balance and rate columns are not the sum of the individual lines as income and expense changes are calculated independently.

Changes in the value of the available-for-sale investment portfolio also are reflected as increases and decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the first nine months of 2002 was a net decrease of $97 million in stockholders’ equity, while the net change in the fair value of the available-for-sale investment portfolio was a net increase of $69 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset. This is because the main objective in entering into the derivatives is to first mitigate the risk on earnings due to the change in interest rates and secondarily to mitigate the risk to equity.

CONVENTION AND EVENT SERVICES. Convention and Event Services revenues decreased 12.5 percent to $625.9 million from $715.0 million in the 2001 nine month period due primarily to economic weakness and a reduction in corporate spending. Operating income for the segment was $38.9 million, down 5.4 percent from $41.1 million in the 2001 period (or $47.0 million, down 17.2 percent, when 2001 is adjusted for SFAS No. 142). Operating margins were 6.2 percent compared with 5.8 percent in 2001 (or 6.6 percent when 2001 is adjusted for SFAS No. 142). The declining results of this segment were predominately due to a reduction in corporate spending in the exhibit building business. The impact of a weak economy and the substitution of exhibit refurbishments instead of new builds were somewhat offset by the impact of the restructuring plan implemented last year. The full impact will not be seen until revenues improve.

TRAVEL AND RECREATION SERVICES. For the first nine months of 2002, revenues of the travel and recreation businesses were $53.5 million, down 6.9 percent from $57.4 million in the first nine months of 2001, while operating income decreased $0.4 million from $16.4 million to $16.0 million for the same period. Operating income for the 2002 period would have been down 6.2 percent from $17.1 million in the nine month period ended September 30, 2001, when adjusted for SFAS No. 142. The decrease in revenue and operating income relates to a decrease in travel to Canada, slightly offset by an increase in the Glacier Park business.

CORPORATE ACTIVITIES AND MINORITY INTERESTS. Corporate activities expense in the first nine months of 2002 increased $3.9 million as compared to the first nine months of 2001. This increase relates to $2.3 million in 2002 in legal, investment banking and other costs incurred in connection with a contemplated initial public offering and spin-off of Travelers Express/MoneyGram and higher insurance premiums and employee benefit accruals in 2002. The increase in minority interests for the first nine months of 2002 of $3.3 million as compared to the same period in 2001 relates to strong revenue and transaction volume growth in the Payment Services segment’s 51 percent interest in an international money transfer services joint venture.

NET INTEREST EXPENSE. Net interest expense for the first nine months of 2002 was $7.5 million compared to $16.6 million for the first nine months of 2001. A majority of this decrease was driven by a reduction in interest expense of $5.6 million to $15.1 million for the first nine months of 2002 from $20.7 million for the first nine months of 2001. The lower interest expense was a result of lower average debt balances as well as steadily decreasing interest rates. Also contributing to the decrease in net interest expense was the increase in interest income of $3.5 million to $7.6 million for the first nine months of 2002 as compared to the 2001 total of $4.1 million. This increase was due to a $3.5 million interest income accrual related to a federal income tax refund received in the fourth quarter of 2002.

INCOME TAXES. Excluding the restructuring charges and other items and the 2002 effect of the change in accounting principle, the effective tax rate for the first nine months of 2002 was 28.2 percent as compared to 25.0 percent for the first nine months of 2001 (24.1 percent as adjusted for SFAS No. 142). The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. APB Opinion No. 28 requires that income taxes be provided based on the estimated effective tax rate expected to be applicable for the entire fiscal year. The estimated annual tax rate of 28.2 percent for 2002 is expected to be higher than the annual effective tax rate of 23.6 percent in 2001, or 22.8 percent when adjusted for SFAS No. 142, (excluding the effect of the restructuring charges and other items) due to lower tax-exempt income in proportion to total pre-tax income, resulting from a shift in the mix of investments in the Payment Services segment from nontaxable to taxable investments.

LIQUIDITY AND CAPITAL RESOURCES:

Viad’s total debt at September 30, 2002 was $381.2 million compared with $396.8 million at December 31, 2001. The debt-to-capital ratio was 0.34 to 1 at September 30, 2002, compared with 0.35 to 1 at December 31, 2001. Capital is defined as total debt plus minority interests, preferred stock, common stock and other equity.

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

On August 30, 2002, Viad’s $200 million 364-day short-term revolving credit facility was amended, the total amount of the lenders’ commitments was reduced to $168 million under similar terms and the commitment termination date of each eligible lender was extended to August 2003. The short-term revolving credit facility, as amended, allows for Viad to increase the aggregate amount of the lender commitments up to $200 million.

Cash and corporate investments were $312.5 million at September 30, 2002 as compared to $216.1 million at December 31, 2001, with the increase primarily related to 2002 operations. Corporate investments include the balance sheet captions “Short-Term Investments” and “Investments in Securities”. At September 30, 2002, investments in securities include a bond purchased for $20 million during the quarter that did not settle until after quarter end. This resulted in a $20 million payable related to this investment.

Viad authorized a stock repurchase program in July 1998 for the purpose of replacing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. This program was on hold for most of 2001 and the first six months of 2002 while cash was conserved given the uncertainty in the economy. In the third quarter of 2002 Viad repurchased 1.2 million shares of its common stock for $26.3 million to replace common stock issued upon exercise of stock options and in connection with other stock compensation plans. Net proceeds from the exercise of stock options totaled $10.1 million during the first nine months of 2002.

There were no other material changes in Viad’s financial condition nor were there any substantive changes relative to matters discussed in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Results of Operations and Financial Condition as presented in Viad Corp’s Annual Report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS:

As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, or expectations of or current trends in future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, restructure plans (including timing and realization of cost savings) and market risk disclosures. Actual results could differ materially from those projected in forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes and any further deterioration in the economy may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors could affect the forward-looking statements contained in this filing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Viad’s market risk exposures relate to fluctuations in interest rates and, to a lesser degree, to fluctuations in foreign exchange rates. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Viad’s exposure to these risks is primarily associated with its Payment Services business. Certain derivative financial instruments are used as part of Viad’s risk management strategy to manage these exposures. Derivatives are not used for speculative purposes. Viad also has exposure to changing rates related to its pension assumptions (including the expected return on plan assets and the discount rate) and the health care cost trend rate. The rates to be used in 2003 and the impact on earnings have not yet been determined.

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

         Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling financial institutions, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the pre-tax income would decrease approximately $2.9 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an increase in pre-tax income of approximately $0.5 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, refer to Management’s Discussion and Analysis of Results of Operations and Financial Condition for a discussion of Viad’s current period results of operations and the financial impact of interest rate fluctuations.

         Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $75.6 million (along with an after-tax decrease in accumulated other comprehensive income of approximately $46.1 million), an estimated increase in the fair value of Viad’s swap agreements of approximately $42.3 million (along with an after-tax increase in accumulated other comprehensive income of $25.8 million) and an estimated off-balance-sheet decrease in the fair value of Viad’s fixed-rate debt of approximately $0.6 million. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $69.9 million (along with an after-tax increase in accumulated other comprehensive income of approximately $42.6 million), an estimated decrease in the fair value of Viad’s swap agreements of approximately $42.3 million (along with an after-tax decrease in accumulated other comprehensive income of $25.8 million) and an estimated off-balance-sheet increase in the fair value of Viad’s fixed-rate debt of approximately $0.6 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated within 90 days of the filing date of this quarterly report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities and Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2002.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No. 4 – Copy of U.S. $168,000,000 First Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 30, 2002.

(b)	Reports on Form 8-K filed by the registrant in the third quarter 2002.

A report on Form 8-K dated August 6, 2002, was filed August 6, 2002 by the Registrant. The Form 8-K reported under Item 5, that on August 6, 2002, sworn statements of Robert H. Bohannon, Chairman, President and Chief Executive Officer, and Ellen M. Ingersoll, Chief Financial Officer, of Viad Corp regarding facts and circumstances relating to Exchange Act filings of the Company had been filed with the Securities and Exchange Commission pursuant to SEC order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

November 5, 2002	By /s/ Ellen M. Ingersoll

Ellen M. Ingersoll Chief Financial Officer (Principle Financial Officer and Authorized Officer)

CERTIFICATIONS

I, Robert H. Bohannon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viad Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By /s/ Robert H. Bohannon

Robert H. Bohannon Chairman of the Board, President and Chief Executive Officer

I, Ellen M. Ingersoll, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Viad Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By /s/ Ellen M. Ingersoll

Ellen M. Ingersoll Chief Financial Officer

Exhibit Index

Exhibit No. 4 — Copy of U.S. $168,000,000 First Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 30, 2002.