Form 10-K
period 2002-12-31
VIAD CORP
filed 2003-03-03
CIK 884219

As filed with the Securities and Exchange Commission on March 3, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1850 N. Central Ave., Phoenix, Arizona	85077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 602-207-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $1.50 par value	New York Stock Exchange
$4.75 Preferred Stock (stated value $100 per share)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

      As of January 31, 2003, 88,095,098 shares of Common Stock ($1.50 par value) were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates was approximately $1.9 billion.

Documents Incorporated by Reference

      A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held May 13, 2003 is incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

      Viad Corp (“Viad” or the “Corporation”) is comprised of operating companies and a division which constitute a diversified services business. Most of Viad’s services are provided to businesses for use by their customers. Accordingly, the Corporation primarily markets its services through more than 120,000 retail and financial locations (payment services), and to numerous tradeshow organizers and exhibitors (convention and event services). Occupying the number one or number two position in many of the markets in which they compete, each of the Corporation’s businesses seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users and thereby be considered a value-added provider by Viad’s business customers.

      Viad’s services are classified into two reportable business segments, namely (1) Payment Services, and (2) Convention and Event Services. The Corporation also provides Travel and Recreation Services. A description of each of Viad’s reportable business segments, the travel and recreation businesses, and recent developments relating to each follows.

Viad Business Units

      Viad is built around two operating groups which are leading competitors in their businesses, including companies engaged in payment services (Travelers Express Company, Inc., MoneyGram Payment Systems, Inc., and Game Financial Corporation), and convention and event services (GES Exposition Services, Inc. and the Exhibitgroup/ Giltspur division). Viad business units also provide travel tour services (Brewster Transport Company Limited) and recreation services (Glacier Park, Inc.).

Payment Services

      Viad’s payment services business is conducted by the Travelers Express/ MoneyGram group of companies. These companies engage in a variety of payment service activities, including issuance and processing of money orders, processing of official checks and share drafts, and money transfer and cash access services. Travelers Express Company, Inc. (“Travelers Express”) sells money orders to the public through more than 62,000 agent locations and financial institutions in the United States and Puerto Rico, and is the nation’s leading issuer of money orders, issuing more than 314 million money orders in 2002. Travelers Express also provides processing services for approximately 15,000 branch locations of banks, credit unions and other financial institutions which offer official checks (used by financial institutions in place of their own bank check or cashier’s check) and share drafts (the credit union industry’s version of a personal check). In addition, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express, provides money transfer services through approximately 57,000 agent locations in more than 155 countries worldwide. Some of MoneyGram’s agent locations sell or provide both money orders and money transfer services. In January 2003, MoneyGram announced that one of its subsidiaries owning a 51 percent interest in MoneyGram International Limited (“MIL”) acquired the remaining 49 percent interest from Travelex Group (“Travelex”). MIL, a London-based joint venture begun in 1997 by MoneyGram and the Thomas Cook Group Ltd. (which was ultimately acquired by Travelex), serves as MoneyGram’s international sales and marketing arm in Europe, Africa, Asia and Australia. Travelers Express also provides in-person electronic bill payment services for various companies, whose consumers pay their utility, car payment, and other bills at conveniently located retail stores. Additionally, Travelers Express provides high volume processing of refund and rebate checks, food vouchers, gift certificates, and other financial instruments. Another subsidiary, Game Financial Corporation (“Game Financial”), provides cash access services to the gaming industry. Game Financial provides three primary services: installing and maintaining automatic teller machines in casinos and check cashing locations; providing cash advances on consumers’ credit cards for customers who utilize the automatic teller machines; and cashing checks at casinos. Game Financial provides these services to approximately 60 casinos.

      Approximately 6% of payment services revenue is generated by a single customer, with no other customer accounting for more than 5% of payment services revenue.

Convention and Event Services

      Convention and event services are provided by the Corporation’s GES Exposition Services and Exhibitgroup/ Giltspur companies.

      GES Exposition Services, Inc. (“GES”), one of North America’s leading suppliers of convention services to trade associations, show management companies and exhibitors, provides tradeshow design and planning, decorating, exhibit design and fabrication, installation and dismantling, display rental, custom graphics, furnishings, electrical, freight-handling, logistics, transportation, and management services for conventions, tradeshows, associations, and corporate and special events. These convention services include design capabilities where GES designers and graphic artists create visual elements to communicate the customer’s message; creation of floor plans and directional signage to ease traffic flow, to provide a precise and accurate production floor plan for the show, and to assist the viewer in understanding location and orientation both inside and outside the convention facility; electrical services where GES provides technical design and installation capabilities for electrical requirements as well as power supply systems and electrical rigging for lighting, audio visual, and special effects; decorating and carpet services where GES provides decorating services to events and exhibition booths and provides carpet in a variety of colors, styles and sizes; and installation and dismantling where GES sets up and dismantles events of every size, from large tradeshows to single exhibits.

      GES is also a leader in bringing innovative ideas to the tradeshow industry, such as: InterKit, GES’ online ordering system, that enables exhibitors to order goods and services directly through the Internet; Wireless Ambassador, hand-held computers that support GES’ exhibitor services executives as they respond to client requests on the show floor; and automated freight and small package receiving, one of the most advanced receiving systems in the industry to help maximize the efficiency of the movement of exhibitors’ shipments.

      GES provides convention services through a network of offices in North America’s most active and popular tradeshow service markets. GES has full service operations in 18 U.S. cities and four Canadian cities.

      Exhibitgroup/ Giltspur, a division of the Corporation, operates one of the largest exhibit and display businesses in the United States. The division provides design, construction, installation and show services to clients attending conventions, tradeshows, and events, or requiring permanent exhibits and displays.

      Exhibitgroup/ Giltspur’s primary line of business is custom exhibit design, construction and services. The division also provides portable exhibits, retail merchandising units for shopping malls, and permanent installations within museums, corporate lobbies, visitor center showrooms and retail interiors. The division serves clients in varied industries that engage in tradeshows, private events, road shows, or other forms of “face-to-face” marketing.

      Exhibitgroup/ Giltspur’s strengths include the ability to design, fabricate, install and maintain exhibits as well as permanent installations and theme environments, and to enhance their effectiveness with new media/interactive services.

      Exhibitgroup/ Giltspur has operations in 13 U.S. cities. The division will have 3 full service, sales, design and manufacturing locations, down from 5 such locations in early 2003, as a result of the restructuring of the division as described in Note 2 of Notes to Consolidated Financial Statements of the Corporation. The remaining 10 locations will be sales and design offices. Additionally, the division has operations in one Canadian city, one city in the United Kingdom, and one city in Germany and operates through an international network of strategic partners that gives Exhibitgroup/ Giltspur the ability to service customers worldwide.

Travel and Recreation Services

      Travel and recreation services are provided by the Brewster Transport Company Limited (“Brewster Transport”) and Glacier Park, Inc.(“Glacier Park”) business units.

      Brewster Transport, an Alberta, Canada corporation, has a 110-year heritage of providing sightseeing packages and tours to travelers visiting Canada. In that regard, it provides regularly scheduled bus service, operates tour and charter buses within the Canadian Rockies, conducts travel agency, hotel, and snowcoach tour operations and operates the Banff Gondola on Sulphur Mountain. Brewster Transport owns and operates 92 motorcoaches and three transit buses, as well as 21 snowcoaches which transport sightseers on tours of the glaciers of the Columbia Icefield. The snowcoach glacier tours and the Banff Gondola are two of the largest tourist attractions in the Canadian Rockies.

      Glacier Park operates historic lodges in and around Glacier National Park in Montana and Waterton Lakes National Park, Canada. These parks are located in a remote area of the United States and Canada and are well known for their rugged mountains and glaciers. Services provided include room management, food and beverage operations, retail operations and transportation services. The transportation services utilize a fleet of authentic 1930s touring buses with rollback canvas tops. The well-known red buses are used to conduct park tours through the parks, including the scenic Going-to-the-Sun Road.

Competition

      The Corporation’s businesses generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes on the basis of number and location of sales outlets, business automation and technology. First Data Corporation and its subsidiaries Western Union Financial Services, Inc., Orlandi Valuta and Global Cash Access, L.L.C.; the U.S. Postal Service; Federal Home Loan Banks and Imperial Bank are the principal competitors of Travelers Express. On a national basis, Freeman Decorating Company is the principal competitor of GES, and The George P. Johnson Company is the principal competitor of Exhibitgroup/ Giltspur.

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

      United States trademark registrations are for a term of 10 years, renewable every 10 years as long as the trademarks are used in the regular course of trade. The Viad companies maintain a portfolio of trademarks representing substantial value in the businesses using the marks.

      Many trademarks used by Viad and its businesses, including the TRAVELERS EXPRESS, MONEYGRAM, EXHIBITGROUP/ GILTSPUR, and GES service marks, have substantial importance and value. Certain rights in processing equipment and software held by Travelers Express and its subsidiaries also provide competitive advantage.

Government Regulation

      Compliance with legal requirements and government regulations are a day-to-day integral part of the Corporation’s operations and represent a normal cost of doing business. Financial transaction reporting and state banking department regulations affect Travelers Express and MoneyGram, and state gaming department regulations, as well as various Native American tribal regulations, affect Game Financial. The payment services industry also has been subject to increased scrutiny following the events of September 11, 2001. Environmental, labor and employment and other regulations affect virtually all operations.

Employees

      Viad operating units had approximately 5,520 employees at December 31, 2002 as follows:

		Regular Full-
		Time Employees
		Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

Payment Services	1,720	0
Convention and Event Services	3,560	1,805
Travel and Recreation Services	240	45

      Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2003 will be renegotiated in the ordinary course of business without adverse effect on Viad’s operations.

      Viad had 72 employees at its corporate center at December 31, 2002 providing management, financial and accounting, internal auditing, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of eight non-employee directors and one employee director and has an executive management team consisting of five Viad officers (including the one employee director) and four principal executives of significant operating divisions or companies.

Seasonality

      Convention and event service activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some shows may shift between quarters). Viad’s travel and recreation operations generally experience peak activity during the summer months. Viad’s 2002 quarterly diluted earnings per share (before restructuring charges and other items and change in accounting principle), as a percentage of the full year’s earnings per share, were approximately 26% (first quarter), 25% (second quarter), 28% (third quarter), and 21% (fourth quarter). See Notes 19 and 20 of Notes to Consolidated Financial Statements of the Corporation.

Shelf Registration

      Under a Shelf Registration filed with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. In 2002, Viad filed an amended Shelf Registration with the Securities and Exchange Commission to update disclosures in the registration statement and to maintain Viad’s financial flexibility. No securities have been issued under the program.

Financial Information about Restructuring Charges and Other Items

      Information regarding restructuring charges and other items is provided in Note 2 of Notes to Consolidated Financial Statements of the Corporation.

Financial Information about Segments

      Business segment financial information is provided in Note 19 of Notes to Consolidated Financial Statements of the Corporation.

Financial Information about Geographic Areas

      Geographic area financial information is provided in Note 19 of Notes to Consolidated Financial Statements of the Corporation.

Available Information

      Viad files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document Viad files at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

      Viad’s principal Internet address is www.viad.com. Viad makes available free of charge on www.viad.com its annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Item 2.     Properties

      Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, and Germany. The Corporation also conducts business in certain other foreign countries. The following information summarizes Viad and its subsidiaries’ principal properties as of December 31, 2002, unless otherwise noted.

      Viad’s headquarters are located at 1850 N. Central Avenue in Phoenix, Arizona. Excluding space which Viad subleases to third parties, Viad leases approximately 61,000 square feet.

      Payment Services operates 28 leased facilities for processing, sales and administrative purposes located in the United States, United Kingdom, and Puerto Rico. The principal operations for money order and official check processing and Travelers Express corporate headquarters are located in Minnesota. The principal money transfer service center is located in Colorado. Payment Services has 17 retail stores, with 15 in New York, one in Florida, and one in New Jersey. All Payment Services properties are leased.

      Convention and Event Services operates 21 offices and 43 multi-use facilities (exhibit construction, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 890,000 square feet. Three of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for one office and seven multi-use facilities that are located in Canada, one office located in the United Kingdom and three multi-use facilities located in Germany. As a result of the Exhibitgroup/ Giltspur restructuring, discussed in Note 2 of Notes to Consolidated Financial Statements of the Corporation, four multi-purpose locations will be converted to sales and design offices in 2003. GES and Exhibitgroup/ Giltspur corporate headquarters are located in Las Vegas, Nevada, and Roselle, Illinois, respectively.

      Travel and Recreation Services operates three offices, nine retail stores, two bus terminals, four garages, an icefield tour facility, a gondola lift operation, and nine hotels/ lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities). Three offices, seven retail stores and six hotels/ lodges are in the United States. Two retail stores, the bus terminals, garages, icefield tour facility, gondola lift operation, and three hotels/ lodges are located in Canada. Travel and Recreation Services owns four hotels/ lodges and five other hotels/ lodges that are operated pursuant to concessionaire agreements. One bus terminal and three garages are owned. The icefield tour facility and gondola lift operation are owned and operated through lease agreements with Parks Canada and all other properties are leased.

      Management believes that the Corporation’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.     Legal Proceedings

      Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 2002, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Optional Item.     Executive Officers of Registrant

Executive Officers of Viad Corp

      The names, ages and positions of the Executive Officers of the Corporation as of February 28, 2003, are listed below:

Name	Age	Business Experience During the Past Five Years and Other Information

Robert H. Bohannon	58	Chairman of the Board, President and Chief Executive Officer since January 1997.
Ellen M. Ingersoll	38
Chief Financial Officer since June 2002; prior thereto, Vice President-Controller or similar position since January 2002; prior thereto, Controller of CashX, Inc. from June 2001 through October 2001; prior thereto Operations Finance Director of LeapSource, Inc. since January 2000; prior thereto Vice President and Controller of Franchise Finance Corporation of America since May 1992.

G. Michael Latta	40
Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc. since October 1999; prior thereto Controller for Cardiac Pathways Corporation since September 1994.

Suzanne Pearl	40	Vice President-Human Resources since September 2000; prior thereto, Executive Director, Compensation or similar position since 1993.
Scott E. Sayre	56	Vice President, General Counsel and Secretary since September 2000; prior thereto, Secretary and Associate General Counsel since January 1997.

Executive Officers of Viad Corp’s Subsidiaries or Divisions Not Listed Above

Name	Age	Business Experience During the Past Five Years and Other Information

Paul B. Dykstra	41
President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. since 1999; and prior thereto, Vice President-General Manager or similar executive positions with Travelers Express Company, Inc., a subsidiary of Viad, since 1994.

Kimbra A. Fracalossi	43
President and Chief Executive Officer of Exhibitgroup/ Giltspur, a division of Viad, since June 2002; prior thereto, Chief Financial Officer of Viad since September 2000; prior thereto, Vice President-Strategic Planning and Investor Relations since May 1999 and Executive Director of Corporate Development since January 1998.

Philip W. Milne	43	President and Chief Executive Officer of Travelers Express Company, Inc., a subsidiary of Viad, since August 1996.
David G. Morrison	54	President and Chief Executive Officer of Brewster Transport Company Limited, a subsidiary of Viad, since 1980.

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

SALES PRICE RANGE OF COMMON STOCK

	2002		2001

	High	Low	High	Low

First Quarter	$28.55	$22.80	$25.99	$21.63
Second Quarter	$31.00	$24.50	$27.10	$21.30
Third Quarter	$25.95	$18.55	$27.30	$18.10
Fourth Quarter	$23.55	$16.75	$24.06	$18.00

DIVIDENDS DECLARED ON COMMON STOCK

	2002	2001

February	$.09	$.09
May	.09	.09
August	.09	.09
November	.09	.09

Total	$.36	$.36

      Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October.

      As of January 31, 2003, there were 24,546 stockholders of record of Viad’s common stock.

Item 6.	Selected Financial Data

VIAD CORP

SELECTED FINANCIAL AND OTHER DATA

	Year ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Operations
Revenues:
Convention show services	$568,301	$604,148	$692,843	$642,817	$626,050
Payment services transaction fees	431,564	393,093	367,733	340,312	243,429
Payment services investment income(1)	370,934	320,800	235,429	183,465	141,675
Exhibit design and construction	217,932	279,896	339,272	289,951	223,115
Hospitality and recreation services	58,253	61,453	91,531	124,624	378,490

Total revenues	$1,646,984	$1,659,390	$1,726,808	$1,581,169	$1,612,759

Income from continuing operations(2),(3)	$113,833	$51,134	$140,819	$122,455	$94,695
Income from discontinued operations	—	—	—	218,954	53,296
Change in accounting principle(4)	(37,739)	—	—	—	—

Net income	$76,094	$51,134	$140,819	$341,409	$147,991

Diluted income per common share
Continuing operations(2),(3)	$1.30	$0.58	$1.54	$1.26	$0.95
Discontinued operations	—	—	—	2.27	0.54
Change in accounting principle(4)	(0.44)	—	—	—	—

Diluted net income per common share	$0.86	$0.58	$1.54	$3.53	$1.49

Average outstanding and potentially dilutive common shares	86,716	86,322	90,925	96,396	98,367

Basic income per common share
Continuing operations(2),(3)	$1.31	$0.58	$1.57	$1.31	$0.99
Discontinued operations	—	—	—	2.35	0.56
Change in accounting principle(4)	(0.44)	—	—	—	—

Basic net income per common share	$0.87	$0.58	$1.57	$3.66	$1.55

Average outstanding common shares	86,178	85,503	88,802	93,007	94,382

Dividends declared per common share	$0.36	$0.36	$0.36	$0.35	$0.32

Financial position at year-end
Total assets	$9,690,528	$8,380,491	$6,551,492	$5,202,169	$4,661,720
Total debt	361,657	396,828	447,106	389,272	534,453
$4.75 Redeemable preferred stock	6,704	6,679	6,658	6,640	6,625
Common stock and other equity	701,112	719,673	750,730	699,892	643,232
Other data
EBITDA(5)	$261,089	$188,625	$327,164	$514,274	$300,910
Debt-to-capital ratio(6)	33%	35%	37%	35%	45%

(1)	Viad’s Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a taxable equivalent basis using an income tax rate of approximately 39% (revised to 35% as of July 1, 2002), revenues would be higher by $36.2 million, $46.8 million, $66.2 million, $52.0 million, and $39.3 million for 2002, 2001, 2000, 1999, and 1998, respectively.

(2)	Includes restructuring charges and other items (after-tax) of $13.1 million expense, or $0.15 per diluted share, in 2002, $61.2 million expense, or $0.71 per diluted share, in 2001; $877,000 income, or $0.01 per diluted share, in 2000; $6.1 million income, or $0.06 per diluted share, in 1999; and $12.7 million income, or $0.13 per diluted share, in 1998. See Note 2 of Notes to Consolidated Financial Statements.

(3)	In January 2002, Viad adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. Excluding the amortization of previously expensed goodwill and certain intangible assets, Income from continuing operations and corresponding diluted income per share would have been $65.4 million ($0.74 diluted income per share) in 2001, $154.7 million ($1.69 diluted income per share) in 2000, $135.1 million ($1.39 diluted income per share) in 1999, and $103.2 million ($1.04 diluted income per share) in 1998. See Note 7 of Notes to Consolidated Financial Statements.

(4)	In accordance with the adoption of SFAS No. 142, Viad completed the transitional impairment test for goodwill during 2002 and concluded that a transitional impairment loss of $40.0 million ($37.7 million after-tax) should be recognized related to goodwill at the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment.

(5)	EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This information is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. EBITDA is defined by Viad as income before interest expense, income taxes, depreciation and amortization, changes in accounting principles and includes the taxable equivalent adjustment. Viad has historically presented EBITDA before restructuring charges and other items. Viad has revised its presentation of EBITDA to include restructuring charges and other items in conformity with the SEC’s final rule of “Conditions for Use of Non-GAAP Financial Measures.”

(6)	Debt-to-capital is defined as total debt divided by capital. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview:

      Viad Corp (“Viad”) operates in two business segments as follows:

      Payment Services — through Travelers Express Company, Inc. and related subsidiaries (“Travelers Express”), revenues are derived from transaction fees and investment and related income by providing various services related to money orders, official checks, money transfers, same-day bill payment and cash access services. Fee revenues are driven by transaction volume and contract pricing through a network of agents and customers, including financial institutions. Investment and related income is generated through a “float portfolio” of investments.

      Convention and Event Services — through GES Exposition Services, Inc. (“GES”), revenues are generated from providing various convention and tradeshow services such as transportation, installation, dismantling and management services to trade associations, show management companies and exhibitors. Exhibitgroup/ Giltspur (“Exhibitgroup”) specializes in the design, construction, installation and warehousing of convention and tradeshow exhibits, primarily for corporate customers.

      Viad also operates certain travel and recreation businesses.

      In 2002, Viad’s two principal business segments achieved profitability improvements, despite market challenges and difficult economic conditions. Payment Services experienced increased transaction volume and higher investment balances, however, operating income growth was slowed due to significantly lower interest rates and unprecedented mortgage refinancing activity. Convention and Event Services produced profitable results despite decreased demand for new exhibit construction and tradeshow shrinkage. Viad also improved its financial strength during the year through increased cash and investment balances and a reduction in total debt obligations. Financial performance highlights for 2002 are presented below for Viad Corp (Consolidated) and its Payment Services and Convention and Event Services businesses. See “Results of Operations” and “Liquidity and Capital Resources” below for further discussion.

      The following 2002 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are compared to 2001 amounts as adjusted for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which eliminates goodwill amortization:

      Viad Corp (Consolidated)

—	Total revenues of $1.65 billion, a decrease of 0.7%

—	Net income of $76.1 million, an increase of 16.4%

—	Net income per share of $0.86, an increase of 16.2%

—	Cash and corporate investments increased by $87 million year over year

—	Debt decreased by $35 million year over year

—	Stock repurchases of 1.2 million shares for $26 million

      Payment Services

—	Revenues of $802.5 million, an increase of 12.4%

—	Operating income of $154.0 million, an increase of 16.6%

      Convention and Event Services

—	Revenues of $786.2 million, a decrease of 11.1%

—	Operating income of $17.9 million, compared to a prior year loss

      Other Significant Items

—	Convention and Event Services recorded a pre-tax restructuring charge of $20.5 million during the fourth quarter

—	Subsequent to year-end, Payment Services completed the acquisition of the remaining minority interest in an international money transfer business for approximately $98 million in cash

—	An accounting change related to goodwill resulted in a pre-tax charge of $40.0 million during the year

Non-GAAP Measures:

      Certain information included in the following discussion is presented using methods management utilizes to measure profit and performance of its operations. The information is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. This supplemental information includes the following:

—	Payment Services invests in a mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to the Payment Services segment to present revenues and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. See Note 19 of Notes to Consolidated Financial Statements for a reconciliation to GAAP.

—	EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. EBITDA is defined by Viad as income before interest expense, income taxes, depreciation and amortization, changes in accounting principles and includes the taxable equivalent adjustment.

      A reconciliation of EBITDA to net income is as follows:

	2002	2001	2000

	(in thousands)
EBITDA as presented	$261,089	$188,625	$327,164
Less:
Interest expense	(19,268)	(25,936)	(25,303)
Income taxes	(40,334)	4,388	(26,218)
Depreciation and amortization	(51,483)	(69,096)	(68,600)
Change in accounting principle	(37,739)	—	—
Taxable equivalent adjustment	(36,171)	(46,847)	(66,224)

Net income	$76,094	$51,134	$140,819

      Viad has historically presented EBITDA before restructuring charges and other items. The above presentation of EBITDA includes restructuring charges and other items in conformity with the SEC’s final rule of “Conditions for Use of Non-GAAP Financial Measures” and is a change from Viad’s historical EBITDA presentation. The $72.5 million increase in EBITDA in 2002 is largely due to decreased restructuring charges and other items in 2002 as compared to 2001 of $80.3 million. The $138.5 million decrease in EBITDA from 2000 to 2001 is predominantly due to increased restructuring charges and other items in 2001 as compared to 2000 of $102.5 million.

      The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, which include the accounts of Viad and all of its subsidiaries. All per share figures discussed are stated on the diluted basis.

Results of Operations:

      During 2002, the Convention and Event Services segment continued to experience tradeshow shrinkage and further declines in the demand for the design and construction of new exhibits. This decline was due to diminished corporate spending and the continued downturn in the general economy as many exhibitors elected to reuse or refurbish existing exhibits rather than place new orders. As a result of decreased visibility over future revenues and continued uncertainties regarding improvements in the tradeshow industry, the Convention and Event Services segment revised its forecasted demand and reevaluated its manufacturing capacity requirements and cost structure during the fourth quarter of 2002. Accordingly, Viad recorded a 2002 fourth quarter restructuring charge totaling $20.5 million ($13.3 million after-tax) of which $1.2 million relating to consulting fees incurred and the write-down of certain inventories was charged to “Costs of products sold” in the Consolidated Statements of Income. The remaining $19.3 million was classified under the caption “Restructuring charges” in the Consolidated Statements of Income. The restructuring relates to the closure and consolidation of certain facilities, severance and other costs related to the elimination of approximately 230 positions across numerous regions, business functions and job classes. The charge also includes amounts for the disposal (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (net of estimated sublease income) and other exit costs. Viad expects to substantially complete the restructuring activities by December 31, 2003, however, payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Severance and benefits payments will be made over the varying terms of the individual separation agreements. Viad expects that the restructuring charge will result in cost savings in the range of $8 million to $9 million in 2003 based on the timing of activities pursuant to the restructuring plan. During 2001, the Convention and Event Services segment recorded a restructuring charge of $66.1 million ($39.9 million after-tax) for which the related restructuring activities had been completed by the end of 2002. See Note 2 of Notes to Consolidated Financial Statements.

      In 2002, Viad adopted SFAS No. 142 which requires that goodwill and certain other intangible assets no longer be amortized, but instead be tested for impairment. Concurrent with the adoption of SFAS No. 142, Viad performed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. Viad determined that no impairment existed for other intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recorded related to goodwill at the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. See “Critical Accounting Policies” for additional discussion related to goodwill impairment testing. See Note 7 of Notes to Consolidated Financial Statements.

      During 2002, Viad contemplated an initial public offering and subsequent spin-off of Travelers Express. Further consideration and implementation of the initial public offering and spin-off was delayed pending improvement in overall economic and capital market conditions. Viad will continue to evaluate strategic options in order to enhance long-term value for its stockholders.

  2002 vs. 2001:

      Revenues for 2002 were $1.65 billion, down slightly from the 2001 amount of $1.66 billion. Viad’s Payment Services segment revenue increased by $88.6 million over the prior year, while the Convention and Event Services segment revenue decreased by $97.8 million over the same period. Viad also had a slight decline in its hospitality and recreation services businesses. Viad’s Payment Services subsidiaries invest a portion of funds received from the sale of official checks, money orders and other payment instruments in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. At December 31, 2002, tax-exempt investments represented 19 percent of the total investment portfolio versus 22 percent at December 31, 2001. On a taxable equivalent basis, as though amounts were invested in taxable investments, revenues were $1.68 billion, down slightly from the 2001 amount of $1.71 billion.

      Net income for 2002 was $76.1 million, or $0.86 per share, as compared with the 2001 amount of $51.1 million, or $0.58 per share ($65.4 million, or $0.74 per share when adjusted for SFAS No. 142).

      There were 394,000 additional average outstanding and potentially dilutive common shares in 2002 than in 2001. This was largely driven by significant stock option exercise activity during the first half of 2002, partially offset by the 2002 resumption of the stock repurchase program described in “Liquidity and Capital Resources.”

      Payment Services. Revenues of the Payment Services segment were $802.5 million in 2002, a 12.4 percent increase over 2001 revenues of $713.9 million. Operating income was $154.0 million, a 24.3 percent increase over 2001 operating income of $123.8 million (or up 16.6 percent from $132.1 million when adjusted for SFAS No. 142). Operating margins increased to 19.2 percent in 2002 from 17.3 percent in 2001 (or from 18.5 percent when adjusting 2001 for the impact of SFAS No. 142). On a taxable equivalent basis, 2002 revenues of $838.7 million were up 10.2 percent when compared to $760.7 million in 2001. On the same basis, segment operating income in 2002 was $190.6 million, up 7.9 percent from $176.6 million in 2001 (or up 3.1 percent from $184.9 million in 2001 when adjusted for SFAS No. 142).

      The increase in operating income was driven by continued growth in the MoneyGram business. Payment Services experienced double-digit growth in the number of locations that sell or provide both money orders and money transfer services, including 2,851 U.S. Wal-Mart locations. MoneyGram continued to show strong results with transaction volume growing 33 percent from 2001 to 2002, led by strong international money transfer and same-day bill payment volume. MoneyGram’s agent base expanded by 14 percent over 2001. Growth in the U.S. to Mexico corridor was down slightly over 2001, however MoneyGram’s fixed-price product, Cambio Plus, continues to grow in the high teens on a percentage basis.

      The January 2003 acquisition of the minority interest in MoneyGram International Limited (“MIL”) is expected to be slightly accretive to earnings in 2003. MIL provides money transfer services primarily in Europe, Africa, Australia and Asia and has experienced significant growth in revenues, transaction volume and agent locations over the last two years. MIL’s growth is expected to continue through increased transaction volume and further expansion of its agent network in international markets.

      The money order business continues to contribute significantly to operating margin and cash flows, however, money order volume and related average investable balances were down slightly compared to 2001 as some agents were eliminated and fewer agents were approved in order to manage the credit quality of the money order business.

      Average investable funds for 2002 were $6.2 billion, up 23 percent from 2001 levels primarily driven by the official check business. The float income generated from the investment of these funds (investment income from the investment portfolio) represented approximately 46 percent of total Payment Services revenue in 2002 compared with 45 percent for 2001. Float income is affected by the level of investment balances (float portfolio) and the yield on investments. The following tables present float income and expense associated with the Payment Services segment’s investment portfolio on both a GAAP and taxable equivalent basis:

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, GAAP basis)
Investments available or restricted for payment service obligations	$6,153,831	$354,434	5.76%	$4,993,255	$308,894	6.19%
Payment service obligations(1)	4,706,324	240,152	5.10%	3,490,246	208,273	5.97%

Net float income and margin		$114,282	1.86%		$100,621	2.02%

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, taxable equivalent basis)
Investments available or restricted for payment service obligations	$6,153,831	$390,605	6.35%	$4,993,255	$355,741	7.12%
Payment service obligations(1)	4,706,324	240,152	5.10%	3,490,246	208,273	5.97%

Net float income and margin		$150,453	2.44%		$147,468	2.95%

(1)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($440 million and $444 million for 2002 and 2001, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

      On a GAAP basis, float income (excluding gains) was $354.4 million in 2002 compared to $308.9 million in 2001, an increase of 14.7 percent. The growth was primarily due to higher average float portfolio balances, which increased by $1.2 billion or 23 percent. The float income increase attributable to the balance growth was $71.8 million and was partially offset by a decrease of $26.3 million due to an interest rate decline, reflecting an average investment yield of 5.76 percent, or a 43 basis point decline from 6.19 percent in 2001.

      On a taxable equivalent basis, 2002 float income was $390.6 million compared to $355.7 million in 2001, an increase of 9.8 percent. Higher balance growth drove the increase of $82.7 million in float income and was partially offset by a $47.8 million decrease in float income related to declining interest rates. This resulted in an average investment yield of 6.35 percent, a decrease of 77 basis points from 7.12 percent in 2001. During 2002, average 5-year U.S. Treasury Notes declined 70 basis points and short-term interest rates declined over 200 basis points. The Payment Services segment maintains approximately $400 million to $750 million in short-term, highly liquid balances in order to fulfill its payment service obligations. Lower yields were earned on these short-term balances during 2002 due to interest rate declines. In addition, the dramatic decline in interest rates resulted in unprecedented and volatile mortgage refinancing activity during 2002. Refinancing activities caused an increase in the sale of official checks and an increase in float balances. The refinancing activity also drove a significant increase in the prepayments of mortgage-backed debt securities, resulting in the investment of these funds at lower interest rates. Also contributing to the decline in average investment yield in 2002 was a lower percentage of the portfolio invested in the higher after-tax yield municipal securities. See Note 5 of Notes to Consolidated Financial Statements for a detail of investments available or restricted for payment service obligations. If the unprecedented mortgage refinancing activity continues, future results could be affected similarly.

      Commission expense was $240.2 million in 2002, an increase of $31.9 million, or 15.3 percent from 2001, primarily due to higher average balances of $1.2 billion. The commission expense increase attributable to the higher average balances was $72.6 million and was partially offset by a decrease of approximately $40.7 million due to lower interest rates. Commission expense includes amounts paid to financial institution customers based upon their average outstanding balances generated by the sale of official check products as well as the discount on the sale of certain agent receivables. In addition, commission expense includes the impact of the variable-to-fixed rate swap agreements that are used to mitigate the effects of interest rate fluctuations on financial institution commission expense and on the net proceeds from the sale of agent receivables.

      Net float income (float income less commission expense) on a GAAP basis was $114.3 million in 2002, up $13.7 million or 13.6 percent from 2001, primarily due to increased balances. This increase was partially offset by a decline in interest rates, reflecting a net float margin of 1.86 percent, or a 16 basis point decline from 2.02 percent in 2001. The margin decline was a result of a lower interest rate environment as short-term and float balances earned lower yields and proceeds from prepayments and sales were reinvested at lower yields. As mentioned above, refinancing activities caused an increase in the sale of official checks and therefore an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives used to mitigate the effects of fluctuations on these expenses have contractual maturities, and therefore, did not benefit from reduced interest rates. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the official check business, which has lower net float margins relative to the money order business. On a taxable equivalent basis, net float income was $150.5 million in 2002, up $3.0 million or 2.0 percent from 2001.

      The following tables summarize the impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio on a GAAP and taxable equivalent basis:

	2002 vs 2001

		Yield/			Yield/
	Balance(1)	Rate(1)	Total	Balance(1)	Rate(1)	Total

	(in thousands, GAAP basis)			(in thousands, taxable equivalent basis)
Float income	$71,797	$(26,257)	$45,540	$82,685	$(47,821)	$34,864
Commission expense	$72,567	$(40,688)	$31,879	$72,567	$(40,688)	$31,879
Net float income	$23,388	$(9,727)	$13,661	$34,276	$(31,291)	$2,985

(1)	The totals for the balance and rate columns are not the sum of the individual lines as income and expense changes are calculated independently.

      One of the Payment Services business objectives in managing the float portfolio is to mitigate the risk to earnings created by changing interest rates. To mitigate that risk, interest rate derivatives are entered into which effectively limit exposure to the floating rate commission payments to financial institution customers. These derivatives effectively convert the variable interest rate to a fixed rate. The fair value of these derivatives can fluctuate with interest rate changes, reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases and decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for 2002 was a net decrease of $96.7 million in stockholders’ equity, while the net change in the fair value of the available-for-sale investment portfolio was a net increase of $60.2 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset. This is because the main objective in entering into the derivatives is to first mitigate the risk on earnings due to the change in interest rates and secondarily to mitigate the risk to equity.

      Certain Payment Services segment 2003 challenges include (among others):

—	If interest rates stay low and refinancing activity continues to be strong, revenue and operating income growth could continue to be constrained.

—	A tight credit environment which slows new agent signings and necessitates cutting some existing agents; and

—	Competitive pricing pressures, particularly for domestic business.

      The Payment Services segment will respond to these challenges by focusing on profitable growth that meets its margin requirements and that Viad believes will enhance its stockholder value.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $786.2 million in 2002, a decrease of 11.1 percent from 2001 revenues of $884.0 million. Operating income was $17.9 million in 2002 compared to an operating loss of $54.5 million in 2001 (or an operating loss of $46.7 million when adjusted for SFAS No. 142). Before restructuring charges and other items, operating income was $36.5 million, an increase of 11.9 percent from $32.6 million in 2001 and operating margins were

4.6 percent and 3.7 percent in 2002 and 2001, respectively. When adjusting 2001 for the impact of SFAS No. 142, income before restructuring charges and other items would have been $40.4 million with a corresponding operating margin of 4.6 percent.

      Within the Convention and Event Services segment, the exhibit and design business experienced a 22.1 percent decrease in revenues during the year. Exhibit design and construction revenues were $217.9 million in 2002 compared to $279.9 million in 2001. Revenues were negatively impacted by further declines in the demand for the design and construction of new exhibits. This decline was due to diminished corporate spending and the continued downturn in the general economy as many exhibitors elected to reuse or refurbish existing exhibits rather than placing new orders. Operating income performance was poor during 2002 primarily due to the decline in revenues, excess manufacturing capacity, and certain inefficiencies. As a result of decreased visibility over revenues and continued uncertainties regarding improvements in the tradeshow industry, Viad approved a restructuring plan in the fourth quarter of 2002 resulting in a restructuring charge of $20.5 million ($13.3 million after-tax). The components of the $20.5 million charge consist of facility closure and lease termination costs of $12.8 million (net of estimated sublease income of $3.9 million), asset impairments related to fixed assets and inventories of $4.1 million, employee severance and benefits of $2.9 million and other charges of $650,000. As of December 31, 2002, a remaining liability related to this restructuring of $15.7 million is included in the Consolidated Balance Sheets. The restructuring plan is primarily focused on cost reductions through centralizing manufacturing capacity from five locations to three and centralizing certain support functions. Approximately 230 positions will be eliminated in connection with the restructuring. Future revenues and operating income could be adversely impacted if there are further declines in corporate spending for exhibit construction, despite management’s plans to reduce costs. Viad expects to substantially complete the restructuring activities by December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Severance and benefits payments will be made over the varying terms of the individual separation agreements. Viad expects that the restructuring charge will result in cost savings in the range of $8 million to $9 million in 2003 based on the timing of activities pursuant to the restructuring plan. See “Critical Accounting Policies” for additional discussion of accounting method related to the 2002 restructuring. During 2001, the Convention and Event Services segment recorded a restructuring charge of $66.1 million ($39.9 million after-tax) for which the related restructuring activities were completed by the end of 2002. As of December 31, 2002, a remaining liability of $19.6 million related to the 2001 restructuring is included in the Consolidated Balance Sheets. See Note 2 of Notes to Consolidated Financial Statements.

      The convention show services business experienced a 5.9 percent decrease in revenues, however, operating income increased during the year. Revenues were $568.3 million in 2002 compared to $604.1 million in 2001. The decline in revenues largely reflects lower demand for services and tradeshow shrinkage due to overall weak economic conditions. Since 2001, and throughout 2002, the tradeshow industry has experienced sequential declines in tradeshow attendance, the number of exhibiting companies, and convention square footage. Tradeshow activity also reflects industry-specific conditions. Show shrinkage has been significant in the technology and telecommunications sectors, while health-related shows have slightly improved and other service industries have stabilized. During 2002, several shows were canceled, scaled-back or lost to competitors. Furthermore, show shrinkage, particularly related to certain technology shows, negatively impacted revenues. However, these declines were partially offset by new business in 2002 such as the Comdex and International Manufacturing Technology shows, and positive show rotation related to the ConExpo/ ConAg and International Woodworking shows, as these events do not occur every year. Operating income improvements during 2002 primarily reflect improved margins and lower costs as the benefit of a previous restructuring has largely been realized. Although the convention show services business has a diversified revenue base (show portfolio) including existing contracts for future shows, revenue growth is dependent on general economic and industry-specific conditions. Furthermore, political instability in the Middle East and threats of terrorism could continue to impact travel which may adversely affect the convention show industry.

      Travel and Recreation Services. Revenues of the travel and recreation businesses decreased $3.2 million, or 5.2 percent, to $58.3 million in 2002. Operating income for the travel and recreation businesses was $13.7 million, a decrease of 6.5 percent from that of 2001. Operating margins for 2002 and 2001 were

23.6 percent and 23.9 percent, respectively. When adjusting 2001 for the impact of SFAS No. 142, operating income would have been $15.6 million (with a 2002 decrease of 11.6 percent) and the operating margin would have been 25.3 percent. The revenue decrease resulted primarily from a continued decline in the world travel market. Despite declines in tourism and the soft economy, these businesses had a respectable year from a revenue standpoint and will continue to focus on cost control until world travel returns to previous levels. As with Convention and Event Services, political instability in the Middle East and threats of terrorism resulting in reduced travel could continue to impact the travel and recreation services businesses.

      Corporate Activities. Corporate activities expense increased $5.1 million from 2001 to 2002. This increase is due largely to $2.5 million for legal, investment banking, and other costs incurred in connection with a contemplated initial public offering of Travelers Express. Additional increases relate to higher insurance premiums and employee benefit costs in 2002. Corporate activities expense is expected to increase in 2003 due to higher pension costs and insurance premium expense.

      Other Investment Income. Investment income increased $4.9 million due primarily to $3.5 million of interest income received associated with a federal income tax refund for the 1994 through 1996 tax years as well as an increase in investment income associated with Corporate securities (see Note 4 of Notes to Consolidated Financial Statements) due to higher average investment levels during 2002, partially offset by lower average interest rates.

      Interest Expense. Interest expense decreased to $19.3 million in 2002 from $25.9 million in 2001 as a result of steadily declining average outstanding debt balances and average interest rates throughout the year. Approximately 42 percent and 38 percent of the average debt outstanding during 2002 and 2001, respectively, related to short-term borrowings that are subject to variable interest rates.

      Minority Interests. The increase in minority interests of $4.3 million in 2002 from 2001 relates to strong growth in the Payment Services segment’s 51 percent interest in MIL. In January 2003, Viad purchased the remaining 49 percent interest in MIL as described in Note 18 of Notes to Consolidated Financial Statements.

      Income Taxes. On a GAAP basis, the 2002 effective tax rate was 26.2 percent, up from a 9.4 percent tax benefit in 2001 predominantly due to the restructuring charges and other items recorded in 2001. Excluding the effect of the 2002 and 2001 restructuring charges and other items, the 2002 effective tax rate was 27.2 percent, up from 23.6 percent in 2001. (When adjusted for the impact of SFAS No. 142 the effective tax rate in 2001 would have been 22.8 percent). The relatively low rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The higher rate for 2002 is due to lower tax-exempt investment income in proportion to total pre-tax income, resulting from the shift in the mix of investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. This change in the mix of investments, the taxability of those investments, and the mix of companies included in the consolidated state filings, increased Viad’s effective tax rate from 2001 to 2002.

  2001 vs. 2000:

      In the 2001 third quarter, Viad recorded restructuring charges totaling $66.1 million ($39.9 million after-tax) associated with the closure and consolidation of certain facilities, severance and other employee benefits of which $3.7 million (relating to the write-down of certain inventories) was charged to “Cost of products sold.” The remaining $62.4 million was classified under the caption “Restructuring charges.” All facilities were closed or consolidated and all of the positions had been eliminated as of December 31, 2002. Payments under long-term lease obligations, however, will continue to be made over the remaining terms of the leases. Severance and benefits payments will be made over the varying terms of the individual separation agreements. See Note 2 of Notes to Consolidated Financial Statements for further discussion on this charge and a rollforward of the restructuring liability at December 31, 2002.

      The following discussion compares 2001 results with 2000 results as originally reported and also on an as adjusted for SFAS No. 142 basis.

      Revenues for 2001 were $1.66 billion, down from the 2000 amount of $1.73 billion. The decrease was primarily due to Viad’s Convention and Event Services segment revenue decline of $148.1 million over the prior year, partially offset by the Payment Services segment revenue increase of $108.4 million over the same period. Viad began shifting its mix of nontaxable and taxable investments in 2001 to balance its alternative minimum tax position. At December 31, 2001, tax-exempt investments represented 22 percent of the total investment portfolio versus 45 percent at December 31, 2000. On a taxable equivalent basis, as though amounts were invested in taxable investments, revenues were $1.71 billion, down 4.8 percent from $1.79 billion in 2000.

      Net income for 2001 was $51.1 million, or $0.58 per share, compared with net income of $140.8 million, or $1.54 per share in 2000. When adjusted for SFAS No. 142, 2001 net income would have been $65.4 million ($0.74 per share) versus $154.7 million ($1.69 per share) in 2000.

      There were 4.6 million fewer average outstanding and potentially dilutive common shares in 2001 than in 2000, due primarily to the stock repurchase programs described in “Liquidity and Capital Resources.” In addition, a lower Viad stock price during 2001 contributed to fewer additional dilutive shares related to unexercised stock options.

      Payment Services. Revenues of the Payment Services segment were $713.9 million in 2001, a 17.9 percent increase over 2000 revenues of $605.5 million. Operating income was $123.8 million, a 32.0 percent increase over 2000 operating income of $93.8 million. Operating margins increased to 17.3 percent in 2001 from 15.5 percent in 2000. When adjusting 2001 and 2000 for the impact of SFAS No. 142, operating income would have been $132.1 million and $102.0 million, respectively, and the operating margins would have been 18.5 percent and 16.8 percent in 2001 and 2000, respectively. The increase in operating income was driven by continuing solid growth in official check operations, continued improvements in MoneyGram and by the leveraging of the existing infrastructure, as Payment Services experienced double-digit growth in the number of financial institution locations and in the number of locations that sell or provide both money orders and money transfer services. MoneyGram experienced strong transaction volume growth of 37 percent driven by Latin America, International money transfer and same-day bill payment businesses. MoneyGram’s agent base expanded by 31 percent over 2000. Average investable funds for 2001 were $5.0 billion, up over 31 percent from 2000 levels, however, results were partially offset by lower effective interest rates on new investments. On the taxable equivalent basis, 2001 revenues of $760.7 million were up 13.3 percent when compared to $671.7 million in 2000. On the same basis and before restructuring charges and other items, segment operating income in 2001 was $176.6 million, up 10.3 percent from $160.1 million in 2000. When adjusted for SFAS No. 142 segment operating income in 2001 was $184.9 million, up 9.9 percent from $168.2 million in 2000.

      The money order business continued to contribute significantly to the operating margin, however, money order volume was flat and related average investable balances grew only slightly compared to 2000 as some agents were eliminated and fewer agents were approved in order to maintain the credit quality of the money order business. In the 2001 third quarter, Travelers Express recorded a charge totaling $5.0 million ($3.0 million after-tax) resulting from the bankruptcy of a large money order agent in September 2001.

      Float income (investment income from the investment portfolio) represented approximately 45 percent of total Payment Services revenue for the year 2001 compared with 39 percent for 2000. Float income is affected by the level of investment balances (float portfolio) and the yield on investments.

      The following tables present float income and expense associated with the Payment Services segment’s investment portfolio on both a GAAP and taxable equivalent basis:

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, GAAP basis)
Investments available or restricted for payment service obligations	$4,993,255	$308,894	6.19%	$3,805,821	$231,034	6.07%
Payment service obligations(1)	3,490,246	208,273	5.97%	2,410,511	164,326	6.82%

Net float income and margin		$100,621	2.02%		$66,708	1.75%

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, taxable equivalent basis)
Investments available or restricted for payment service obligations	$4,993,255	$355,741	7.12%	$3,805,821	$297,258	7.81%
Payment service obligations(1)	3,490,246	208,273	5.97%	2,410,511	164,326	6.82%

Net float income and margin		$147,468	2.95%		$132,932	3.49%

(1)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($444 million and $433 million for 2001 and 2000, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

      On a GAAP basis, float income (excluding gains) was $308.9 million in 2001 compared to $231.0 million in 2000, an increase of $77.9 million or 33.7 percent. The growth was primarily due to higher average float portfolio balances which drove an increase in float income of $72.1 million. During 2001, average 5-year U.S. Treasury Notes declined 160 basis points and short-term interest rates declined over 235 basis points. Despite this decline, the average portfolio yield increased 12 basis points from 6.07 percent to 6.19 percent, primarily due to the mix of investments in the portfolio. The portfolio mix shifted away from lower yield tax-exempt securities into higher yield taxable securities as the percentage of the portfolio invested in tax-exempt securities declined from 45 percent at December 31, 2000 to 22 percent at December 31, 2001. See Note 5 of Notes to Consolidated Financial Statements for a breakout of investments available or restricted for payment service obligations.

      On a taxable equivalent basis, 2001 float income (excluding gains) was $355.7 million compared to $297.3 million in 2000, an increase of 19.7 percent. Higher balance growth drove the increase of $92.7 million in float income and was partially offset by a decrease of $34.3 million related to declining interest rates. This resulted in an average investment yield of 7.12 percent, a decrease of 69 basis points from 7.81 percent in 2000. Contributing to the decline in average investment yield in 2001, in addition to the lower interest rate environment, was a lower percentage of the portfolio invested in the higher effective yield tax-exempt securities as mentioned above.

      Commission expense was $208.3 million in 2001, an increase of $43.9 million, or 26.7 percent from 2000, primarily due to higher average balances of $1.1 billion. The commission expense increase attributable to the higher average balances was $73.6 million and was partially offset by a decrease of approximately $29.7 million due to an interest rate decline.

      Net float income (float income less commission expense) on a GAAP basis was $100.6 million in 2001, up $33.9 million or 50.8 percent from 2000, primarily due to increased balances. The net float margin was

2.02 percent, or a 27 basis point increase from 1.75 percent in 2000. Net float income on a taxable equivalent basis was $147.5 million in 2001, up $14.5 million or 10.9 percent from 2000 primarily due to increased balances. This increase was partially offset by a decline in interest rates, reflecting a net float margin of 2.95 percent, or a 54 basis point decline from 3.49 percent in 2000. The decline was a result of a lower interest rate environment as well as a lower percentage of the portfolio invested in the higher effective yield municipal securities.

      The following table summarizes the impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio:

	2001 vs 2000

		Yield/			Yield/
	Balance(1)	Rate(1)	Total	Balance(1)	Rate(1)	Total

	(in thousands, GAAP basis)			(in thousands, taxable equivalent basis)
Float income	$72,084	$5,776	$77,860	$92,747	$(34,264)	$58,483
Commission expense	$73,606	$(29,659)	$43,947	$73,606	$(29,659)	$43,947
Net float income	$20,813	$13,100	$33,913	$41,475	$(26,939)	$14,536

(1)	The totals for the balance and rate columns are not the sum of the individual lines as income and expense changes are calculated independently.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $884.0 million in 2001, a decrease of 14.3 percent from 2000 revenues of $1.03 billion. On a GAAP basis, the operating loss in 2001 of $54.5 million was significantly below the 2000 operating income of $66.8 million. The decline was driven by the $87.0 million of restructuring charges and other items expensed in 2001. Before restructuring charges and other items, operating income was $32.6 million, a decrease of 56.9 percent from the 2000 operating income of $75.5 million. On this basis, operating margins decreased to 3.7 percent in 2001 from 7.3 percent in 2000. When adjusting 2001 and 2000 for the impact of SFAS No. 142, income before restructuring charges and other items would have been $40.4 million and $83.0 million, respectively, with operating margins of 4.6 percent and 8.0 percent, respectively.

      The Convention and Event Services segment’s exhibit and design business has suffered from the events of September 11th and the negative implications to the tradeshow industry that resulted. The general malaise in the economy, further damaged with terrorist threats after September 11th and resulting travel concerns caused many customers to delay or cancel exhibit construction, opting instead to refurbish old exhibits, thus directly impacting revenues. As such, revenues were down 17.5 percent to $279.9 million in 2001.

      The Convention and Event Services segment’s convention show services was affected by the overall softness in the economy, the technology and telecom decline, the events of September 11th and negative show rotation. Fear of travel as a result of the events of September 11th negatively impacted tradeshow attendance and resulted in increased show cancellations, and thus reduced revenues. In addition, certain large tradeshows held in 2000 were not held in 2001 (negative “show rotation”) therefore adversely impacting year over year revenues. Finally, year over year revenue was negatively impacted by the loss of tradeshows of the Key3Media Group, Inc. (“Key3Media”), as discussed below. As a result of the above, revenues were down 12.8 percent to $604.1 million in 2001 from 2000. Although progress was being made with regard to the 2000 restructuring, the benefits had not yet been fully realized and were further dampened by the dramatic drop in attendance after the events of September 11th.

      In August 2000, Key3Media, a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES to produce tradeshows. The companies had been involved in litigation regarding the contract termination. The key issues in the litigation related to the interpretation of certain contract terms and the scope of free services required of GES. During the second quarter of 2001, after both sides assessed the business market, the risks and demands of the litigation and the need to move forward on a productive basis, GES and Key3Media agreed to settle the litigation. As a result, Viad recorded a charge totaling $29.3 million ($18.3 million after-tax) in the second quarter of 2001 representing primarily the write-off of net receivables and prepayments made to Key3Media. The $29.3 million charge was recorded under the caption “Litigation settlement and costs” in the Consolidated Statements of Income.

      As a result of the above factors and the general downturn in the economy, Viad approved the 2001 restructuring plan previously discussed.

      Travel and Recreation Services. Revenues of the travel and recreation businesses decreased $11.1 million, or 15.2 percent, to $61.5 million in 2001. The revenue decrease resulted primarily from an overall decrease in traffic from Japanese and European tourists and from a decrease in overall package tours and charter volumes. The declines in tourism were reflective of the soft economy, higher fuel costs and the September 11th terrorist attacks. Operating income for the travel and recreation businesses was $14.7 million, a decrease of $4.4 million, or 23.1 percent, from that of 2000 levels, primarily due to reduced tourism volume. When adjusting 2001 and 2000 for the impact of SFAS No. 142, operating income would have been $15.6 million and $20.0 million, respectively, and operating margins would have been 25.3 percent and 27.6 percent in 2001 and 2000, respectively.

      Corporate Activities. The $2.2 million increase in corporate activities expense from 2000 to 2001 was due primarily to a write-down of a partnership interest resulting from its impairment, deemed to be other than temporary.

      Other Investment Income. Investment income associated with Corporate securities (see Note 4 of Notes to Consolidated Financial Statements) declined $7.5 million due primarily to lower average investment levels in 2001 as funds were used for stock repurchases primarily in the first quarter of 2001 as described in “Liquidity and Capital Resources.” Lower average interest rates during 2001 also contributed to the decline.

      Minority Interests. The decrease of $391,000 in 2001 minority interests from 2000 relates primarily to a $793,000 minority interest tax adjustment made in 2000, partially offset by an increase in revenue and transaction volume growth in the Payment Services segment’s 51 percent interest in MIL.

      Interest Expense. Interest expense increased slightly to $25.9 million in 2001 from $25.3 million in 2000, primarily as a result of slightly higher average debt outstanding during the year, substantially offset by lower average interest rates. Approximately 38 percent and 27 percent of the average debt outstanding during 2001 and 2000, respectively, related to short-term borrowings that are subject to variable interest rates.

      Income Taxes. On a GAAP basis, the 2001 effective tax rate was a benefit of 9.4 percent, compared to a 15.7 percent tax rate expense in 2000 predominantly due to the restructuring charges and other items in 2001. Excluding the effect of those charges, the 2001 effective tax rate was 23.6 percent, up from 15.2 percent in 2000. (When adjusted for the impact of SFAS No. 142 the effective tax rate in 2001 and 2000 would have been 22.8 percent and 15.3 percent, respectively). The relatively low rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The higher rate for 2001 is due to lower tax-exempt investment income in proportion to total pre-tax income, resulting from the shift in the mix of investments from nontaxable to taxable investments. In addition, due to lower operating income in the Convention and Event Services segment, tax savings associated with filing consolidated state income tax returns was lower than anticipated, resulting in a higher effective state tax rate.

Liquidity and Capital Resources:

      Cash and corporate investments were $303.6 million at December 31, 2002 as compared to $216.1 million at December 31, 2001, with the increase primarily related to cash flow generated from 2002 operations. Corporate investments are included in the balance sheet caption “Other investments in securities.”

      In January 2003, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express, acquired the 49 percent minority interest in MoneyGram International Limited (“MIL”) from Travelex Group (“Travelex”). MIL, a London-based joint venture between MoneyGram and Travelex, provides international money transfer services primarily in Europe, Africa, Australia and Asia. Prior to the acquisition, MoneyGram owned a 51 percent interest in MIL. In connection with the transaction,

MoneyGram paid approximately $98 million to Travelex. In addition, MIL paid a dividend to Travelex of approximately $8 million concurrent with the transaction.

      Viad’s total debt at December 31, 2002 was $361.7 million compared with $396.8 million at December 31, 2001. The debt-to-capital ratio at December 31, 2002 was 0.33 to 1, compared to 0.35 to 1 at December 31, 2001. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. In 2002, Viad filed an amended Shelf Registration with the Securities and Exchange Commission to update disclosures in the original registration and to maintain Viad’s financial flexibility. No securities have been issued under the program.

      Viad authorized a stock repurchase program in 1998 for the purpose of replacing common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of such shares. This program was on hold for most of 2001 and the first six months of 2002 while cash was conserved given the uncertainty in the economy. In the third quarter of 2002, Viad resumed the repurchase plan and acquired 1.2 million shares for $26.3 million at an average price of $21.89. Prior to the break in the stock repurchase program, 1.4 million shares were repurchased in early 2001 for $34.6 million at an average price of $24.45.

      Proceeds from the exercise of stock options, including tax benefits on stock option exercises, totaled $12.7 million and $22.8 million in 2002 and 2001, respectively. The level of future cash generated from stock option exercises may vary depending on Viad’s stock price compared to the option exercise price and the ability of the grantees to exercise stock options.

      With respect to working capital, in order to minimize the effects of borrowing costs on earnings, Viad strives to maintain current assets at the lowest practicable levels while at the same time taking advantage of payment terms offered by trade creditors and obtaining advance deposits from customers for certain projects and services. However, working capital requirements may fluctuate from seasonal factors as well as changes in levels of receivables and inventories caused by numerous business factors.

      Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit). Effective August 31, 2001, Viad completed credit facilities totaling $425 million to replace and consolidate its previous $300 million revolving bank credit agreement, various letter of credit support facilities and a Canadian credit facility without substantially increasing Viad’s overall credit capacity. Under these facilities, short-term borrowings were supported by a $200 million short-term 364-day revolving credit facility (with a one-year term out provision, at Viad’s option, in the event a new facility is not established) and a $225 million five-year facility. On August 30, 2002, Viad’s $200 million short-term 364-day facility was amended, the total amount of the lenders’ commitments was reduced to $168 million under similar terms and the commitment termination date of each eligible lender was extended to August 2003. The short-term revolving credit facility, as amended, allows for Viad to increase the aggregate amount of the lender commitments up to $200 million subject to availability of commitments. Short-term borrowings totaling $173.0 million and $166.0 million at December 31, 2002 and 2001, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $142.0 million at December 31, 2002. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements. Viad is currently in compliance with all of its covenants.

      The following table presents Viad’s contractual obligations as of December 31, 2002:

	Payments due by period

		Less than			After
	Total	1 year	2-3 years	4-5 years	5 years

	(in thousands)
Long-term debt	$353,584	$103,346	$204,000	$19,503	$26,735
Capital lease obligations	8,073	649	1,342	1,051	5,031
Operating leases	186,837	31,857	51,533	36,546	66,901
Derivative financial instruments	246,333	119,806	116,208	10,319	—
Other long-term obligations (1)	12,400	1,000	11,400	—	—

Total contractual cash obligations	$807,227	$256,658	$384,483	$67,419	$98,667

(1)	Other long-term obligations include $11.4 million of expected pension funding obligations and $1.0 million of commission obligation payments.

      In December 2002, GES began occupying and commenced lease payments on a newly constructed facility in Las Vegas, Nevada. The leased property provides GES with approximately 890,000 square feet of combined warehouse, manufacturing and office space. The lease term is 12 years and the aggregate base rental payments over the lease term are approximately $60 million. The lease was accounted for as an operating lease, and as such, is not included on Viad’s Consolidated Balance Sheets as of December 31, 2002. The amounts relating to the lease are included under the caption “Operating leases” in the above table.

      As of December 31, 2002, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at December 31, 2002 would be $60.4 million. Of these guarantees, 93 percent relate to obligations associated with operating leases and other unused credit facilities and the remaining 7 percent relates to subsidiary obligations included in total debt in the Consolidated Balance Sheets. At December 31, 2002, the aggregate guarantees related to leased facilities were $34.6 million, and expire through December 2006. At December 31, 2002, the aggregate guarantees related to credit or loan arrangements with banks were $25.8 million of which, $5.8 million expire through September 2003 and $20.0 million is subject to an ongoing guarantee by a Viad subsidiary commensurate with its subsidiary’s credit facility which has no expiration date. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

      The ability of Viad to maintain its investment grade rating is critical as it affects the cost of borrowing. In addition, certain financial institution customers of Viad’s Payment Services segment require that Viad maintain an investment grade rating. Any ratings downgrade could increase Viad’s cost of borrowing, result in termination of debt, or require certain actions be performed to rectify such a situation. Such a downgrade could also have a negative effect on Viad’s ability to attract and retain new or existing customers. Being placed on credit watch with negative implication could also affect Viad’s cost of borrowing for its short-term debt and/or the ability to obtain such short-term funding. Currently, the ratings outlook from the rating agencies is “stable.”

      Payment Services has agreements with clearing banks that provide processing and clearing functions for money orders and official checks. Certain contracts have covenants that require the maintenance of specified levels of capital for Viad’s Payment Services operations. Any changes in specified capital levels may require additional capital contributions to be made by Viad to Payment Services and/or may require Payment Services to change the mix of its investments or increase the level of investment liquidity, which could result in lower rates of return.

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

      Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by the Payment Services segment to the extent that they represent proceeds from the sale of its payment instruments for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Accordingly, such assets are not available to satisfy working capital or other financing requirements of Viad. The securities are included in the Consolidated Balance Sheets under the caption, “Investments available or restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations.” Although the Payment Services investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of the investments reduces this risk. Approximately 97 percent of the investments at December 31, 2002 (and approximately 99 percent of the investments at December 31, 2001) have an investment grade rating of A or higher or are collateralized by federal agency securities. Although Payment Services’ investment portfolio is highly diversified, if any one issuer were unable to pay its obligations or were to enter into bankruptcy, Payment Services may have to sell the investment and reinvest the proceeds in permissible securities and/or could lose a portion or a substantial amount of the investment with such issuer. In addition, further deterioration in the debt and equity markets could lead to “other-than-temporary” impairment losses related to the Payment Services segment’s investment securities in future periods. See “Critical Accounting Policies” for discussion regarding estimates and assumptions related to other-than-temporary declines in the value of securities. Under normal circumstances there is no requirement to sell long-term debt securities prior to their maturity, as the funds from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service obligations as they are presented. Fluctuations in the balances of Payment Services’ assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of agent receivables, and the timing of the presentment of such instruments.

      Working in cooperation with certain financial institutions, Payment Services has established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of the ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments. In some cases, alternative credit support has been purchased by Payment Services that provides backstop funding as additional security for payment of their instruments. However, Payment Services remains liable to satisfy the obligations. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under the caption “Payment service obligations.” Under certain limited circumstances, clients have rights to demand liquidation of the segregated assets or to take other similar actions. While an orderly liquidation of assets would be required, any such actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects.

      A Viad Payment Services subsidiary has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables from bill payment and money order agents in an amount not to exceed $450 million. The agreement runs through June 2003, but the decision to sell receivables is made daily.

In addition, there is no requirement for the purchasing bank to purchase the receivables. The receivables are sold in order to accelerate Payment Services’ cash flow for investments in permissible securities.

      Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $1.95 billion available to assist in the management of their investments and the clearing of payment service obligations. No borrowings were outstanding under these facilities at December 31, 2002 or 2001.

      The Payment Services segment has agreements with certain investors to provide funds related to investments in collateralized private equity obligations. As of December 31, 2002, the total amount of unfunded commitments related to these agreements was $21.0 million.

      Viad sold treasury stock in 1992 to Viad’s Employee Equity Trust (the “Trust”) to fund certain existing employee compensation and benefit plans over the scheduled 15-year term of the Trust. For financial reporting purposes, the Trust is consolidated with Viad. The fair market value of the shares held by the Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. At December 31, 2002, approximately 2,366,000 shares remained in the Trust and were available to fund future benefit obligations.

      Viad has certain unfunded pension and other postretirement benefit plans that require payments over extended periods of time. Such future benefit payments are not expected to materially affect Viad’s liquidity.

      Viad is subject to various environmental laws and regulations of the United States as well as of the states and other countries in whose jurisdictions Viad has or had operations and is subject to certain international agreements. As is the case with many companies, Viad faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Viad is a party to certain environmental disputes, Viad believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, exclusive of any potential insurance recovery, have been properly reserved for; however, environmental settlements could result in future cash outlays.

Off-Balance-Sheet Arrangements:

      Viad has certain arrangements or transactions which are not recorded on the consolidated balance sheets and could materially effect liquidity or require the use of capital resources. These arrangements and transactions are discussed in “Liquidity and Capital Resources,” and include aggregate operating lease commitments of $186.8 million (including the GES lease commitment of $60 million), aggregate guarantees of $60.4 million and funding commitments related to collateralized private equity obligations of $21.0 million.

Critical Accounting Policies:

      The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of a company’s financial position and results of operations, and that require a company to make its most difficult and subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this criteria, Viad has identified and discussed with its audit committee the following critical accounting policies and estimates, and the methodology and disclosures related to those estimates:

      Goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires annual impairment testing of goodwill based on the estimated fair value of Viad’s reporting units. The fair value of Viad’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts, and industry trends and conditions.

      During 2002, Viad recorded a transitional goodwill impairment loss of $40.0 million ($37.7 million after-tax) related to the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. A decline in the expected cash flows or the estimated terminal value could lead to additional goodwill impairment losses. Similarly, an increase in the discount rate (weighted average cost of capital) could also result in additional goodwill impairment.

      Insurance liabilities. Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss and medical claims. Viad has also retained and provided for certain insurance liabilities in conjunction with the sales of businesses. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels. A change in the assumptions used could result in an adjustment to recorded liabilities.

      Pension obligations. Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans as described in Note 15 of Notes to Consolidated Financial Statements. In addition, Viad retained the obligations for such benefits for employees of certain sold businesses. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded. As determined with the guidance of an external actuary, the following assumptions were used in determining the projected benefit obligation and pension expense:

	2002	2001

Discount rate	6.75%	7.25%
Expected return on plan assets	8.75%	10.00%
Rate of compensation increase	4.50%	4.50%

      Viad’s pension expense was $3.2 million and $2.5 million for 2002 and 2001, respectively. Pension expense is calculated based upon the actuarial assumptions shown above. For 2002, the pension expense consisted of service cost of $2.8 million, interest cost of $12.3 million, amortization of prior service cost of $786,000, recognized net actuarial loss of $462,000 less an expected return on plan assets of $13.2 million. The fair value of Viad’s pension plan assets decreased to $107.1 million at December 31, 2002 from $121.5 million at December 31, 2001 primarily due to benefits paid and lower actual returns on plan assets.

      Viad’s discount rate used in determining future pension obligations is measured on November 30 and is based on rates determined by actuarial analysis and Viad management review. Lowering the discount rate by 0.5 percent would have increased Viad’s pension expense by $645,000.

      In developing the expected rate of return, input provided by Viad’s actuaries was evaluated as well as other external factors. Viad’s expected rate of return is based on asset allocation guidelines that are reviewed quarterly by its Pension Investment Committee and assets are invested in a manner consistent with the Fiduciary standards of the Employee Retirement Income Security Act (“ERISA”). To be consistent with ERISA Fiduciary standards, the assets should have the safeguards and diversity to which a prudent investor would adhere and all transactions undertaken on behalf of the fund must be for the sole benefit of plan participants and their beneficiaries. Viad’s current asset allocation consists of approximately 55 percent in large capitalization and international equities, approximately 35 percent in fixed income such as long-term treasury bonds, intermediate government bonds and global bonds and approximately 10 percent in a real estate limited partnership interest. Lowering the expected rate of return by 0.5 percent would have increased Viad’s 2002 pension expense by $663,000. Viad’s pension assets are primarily invested in marketable securities that have readily determinable current market values. Viad’s investments are re-balanced regularly to stay within the investment guidelines. Viad will continue to evaluate its pension assumptions, including its rate of return, and will adjust these factors as necessary.

      Future actual pension income or expense will depend on future investment performance, changes in future rates and various other factors related to the populations participating in Viad’s pension plans.

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

      The assumed health care cost trend rate used in measuring the 2002 accumulated postretirement benefit obligation was 10 percent for the year 2003, gradually declining to 5 percent by the year 2008 and remaining at that level thereafter.

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $4.6 million and the ongoing annual expense by approximately $410,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $4.0 million and the ongoing annual expense by approximately $349,000.

      Weighted average assumptions used at December 31 were as follows:

	2002	2001

Discount rate	6.75%	7.25%
Expected return on plan assets	3.75%	3.75%

      Investment securities. Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Per SFAS No. 115, investments are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities being held for indefinite periods of time, including those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities, are classified as available-for-sale. These securities are carried at market value (or fair value), with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” Market value is determined by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In general, as interest rates increase, the fair value of the available-for-sale portfolio and stockholders’ equity decreases and as interest rates fall, the fair value of the available-for-sale portfolio increases as well as stockholders’ equity. Securities classified as held-to-maturity are those that management has the ability and intent to hold to maturity and are carried at amortized cost. The cost of investment securities sold is determined using the specific-identification method.

      Other-than-temporary declines in the value of securities. Viad’s investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Viad employs a methodology that considers available evidence in evaluating potential impairment of its investments including the duration and extent to which the fair value is less than book value; Viad’s ability and intent to hold the investment; the security rating; the underlying collateral and other factors that influence projected future cash flows. When an other-than-temporary impairment occurs, investments are written down to fair market value. Subsequent increases in value are treated as an adjustment of yield.

      Derivative financial instruments. Derivative financial instruments are used as part of Viad’s risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Viad does not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. While Viad intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Viad does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well established, well capitalized financial institutions.

      Stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the pro forma impact of stock-based awards using the fair value method of accounting.

      Restructuring charges and other items. As a component of the 2002 restructuring charge of $20.5 million, an accrued liability related to facility closure and lease termination costs of $12.8 million, net of estimated sublease income of $3.9 million, was recorded as of December 31, 2002. These costs were accounted for pursuant to Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF No. 94-3, these costs were considered to have no future economic benefit, and were therefore recorded at the time that Viad management approved and committed to the restructuring plan in the fourth quarter of 2002. The recorded amounts were based on the contractual obligations contained in the leases (net of estimated sublease income) and estimates of incremental costs incurred as a direct result of the restructuring plan.

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Under SFAS No. 146, a liability for the costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which the liability is incurred. The liability would subsequently be adjusted for revisions related to the timing and amount of estimated cash flows and accretion expense, if applicable. If Viad had elected to adopt the provisions of SFAS No. 146, the majority of the $12.8 million charge related to facility closure and lease termination costs would have been recorded based on the fair value of the liability at the time Viad ceased using the related leased facilities and determined using a present value technique. The remaining portion of the $12.8 million liability would have been recorded at fair value at the time the liability was incurred (when services associated with the activity were received). If Viad had elected to apply the accounting method under SFAS No. 146, the aggregate charge of $12.8 million discussed above would not have been recorded in the fourth quarter of 2002, rather, the fair value of these liabilities, estimated to be $10.9 million, would have been initially recorded in 2003 based on the restructuring plan. Furthermore, accretion expense associated with the lease termination liability would likely be recognized in future periods over the remaining term of the related lease agreements.

      The application of SFAS No. 146 would not have changed the method of accounting for other components of the restructuring charge including severance and other benefits of $2.9 million, asset impairments of $4.1 million and other charges of $650,000.

Recent Accounting Pronouncements:

      In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), which became effective for Viad on January 1, 2002. Under EITF No. 01-14, reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the income statement. Upon adoption of EITF No. 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. Viad has historically accounted for the reimbursement of out-of-pocket expenses incurred similar to EITF No. 01-14 and, therefore, the adoption of EITF No. 01-14 did not impact Viad’s consolidated financial statements.

      In January 2002, Viad adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. See Note 7 of Notes to Consolidated Financial Statements for discussion of transitional impairment loss related to goodwill recognized in connection with the adoption of SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for Viad on January 1, 2002). SFAS No. 144 supersedes existing accounting guidance on asset impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a material impact on Viad’s financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements.” This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Viad adopted SFAS No. 145 during 2002. The adoption of SFAS No. 145 did not have a material impact on Viad’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Viad has adopted this new standard effective January 1, 2003, but as it has no planned 2003 exit or disposal activities, the impact on the future financial position or results of operations cannot presently be determined. See “Critical Accounting Policies” for discussion of 2002 restructuring charges.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with Interpretation No. 45, Viad has included the required disclosures relating to its guarantees in the financial statements as of December 31, 2002 (see Note 17 of Notes to Consolidated Financial Statements). Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s debt to a third party, and would therefore, be excluded from liability recognition at inception. Viad has not yet determined if the adoption of the new rules will have any material impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Viad has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time. Viad has included the additional disclosure requirements in Notes 1 and 13 of Notes to Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Viad has not yet determined if the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

Forward-Looking Statements:

      As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to the historical information contained herein, this Annual Report on Form 10-K includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, or expectations of or current trends in future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, restructuring plans (including timing and realization of cost savings) and market risk disclosures. Actual results could differ materially from those projected in forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes and any further deterioration in the economy may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors including further terrorist activities or war could affect the forward-looking statements contained in this Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk:

      Viad’s market risk exposures relate to fluctuations in interest rates and, to a lesser degree, to fluctuations in foreign exchange rates. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Viad’s exposure to these risks is primarily associated with its Payment Services business. Certain derivative financial instruments are used as part of Viad’s risk management strategy to manage these exposures. Derivatives are not used for speculative purposes. Viad has exposure to changing rates related to its pension assumptions (including the expected return on plan assets and the discount rate) and the health care cost trend rate.

      Viad is exposed to foreign exchange risk as it has certain receivables and payables denominated in foreign currencies. Viad primarily utilizes forward contracts to hedge its exposure to fluctuations in foreign exchange rates. Forward contracts relating to Payment Services’ wire transfer transactions generally have maturities less than thirty days, and forward contracts relating to other receivables or payables generally have maturities less than ninety days. The forward contracts are recorded on the Consolidated Balance Sheets, and the effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      A portion of Viad’s Payment Services business involves the payment of commissions to financial institution customers of its official check program described in Note 9 of Notes to Consolidated Financial Statements. A Payment Services subsidiary also has entered into agreements to sell receivables primarily from its money order agents. The commissions and net proceeds from the agent receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of the variable rate risk through swap agreements which convert the variable rate payments to fixed rates.

      Stockholders’ equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of securities classified as available-for-sale and in the fair value of derivative financial instruments are included as a component of stockholders’ equity. The fair value of derivative financial instruments generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, an increase or decrease in stockholders’ equity related to changes in the fair value of securities classified as available-for-sale, may not be offset, in whole or in part, by the decrease or increase in stockholders’ equity related to changes in the fair value of derivative financial instruments.

      Viad is also exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

      Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the decrease in pre-tax income would be approximately $1.1 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an increase in pre-tax income of approximately $1.8 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of Viad’s results of operations and the financial impact of interest rate fluctuations.

      Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $80.3 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $49.0 million), an estimated increase in the fair value of derivative financial instruments of approximately $30.7 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $18.7 million) and an estimated off-balance-sheet decrease in the fair value of fixed-rate debt of approximately $364,000 at December 31, 2002. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $74.3 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $45.3 million), an estimated decrease in the fair value of derivative financial instruments of approximately $30.7 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $18.7 million) and an estimated off-balance-sheet increase in the fair value of fixed-rate debt of approximately $366,000 at December 31, 2002. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

      Interest Rate Risk and Market Risk Oversight. Viad has established several levels of risk management oversight and control. An investment committee, comprised of senior officers of Viad and Payment Services, and reporting to the Chief Executive Officer of Viad, routinely reviews investment and risk management strategies and results. Additionally, Viad employs an independent advisor to its investment committee. Viad maintains formal procedures for entering into derivative transactions and management regularly monitors and reports to the Audit Committee of the Board of Directors on such activity. Derivative agreements are with major financial institutions which are currently expected to perform fully under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Viad regularly monitors the credit ratings of the counterparties, and the likelihood of default is considered remote.

Item 8.     Financial Statements and Supplementary Data

      Refer to Index to Financial Statements on page 41 for required information.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding Directors of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 13, 2003, and is incorporated herein by reference. Information regarding executive officers of the Registrant is located at page 6 of this Report.

Item 11.     Executive Compensation

      Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 13, 2003, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 13, 2003, and is incorporated herein by reference.

      Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2002(1)

	(a)	(b)	(c)

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price	future issuance under equity
	outstanding	of outstanding	compensation plans
	options,	options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	5,460,465	$22.80	4,791,829
Equity compensation plans not approved by security holders	—	—	—

Total	5,460,465	$22.80	4,791,829

(1)	The number of shares available for grant under the Viad Corp Omnibus Incentive Plan in each calendar year is equal to 2 percent of the total number of shares of common stock outstanding as of the first day of each year. Any shares available for grant in a particular calendar year which are not granted in such year are added to the shares available for grant in any subsequent calendar year.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Controls and Procedures

      Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated within 90 days of the filing date of this annual report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

Item 15.	Audit Committee Financial Experts

      The Board of Directors of Viad Corp has determined that Donald E. Kiernan is an audit committee financial expert, and has been designated by the Board of Directors as the financial expert serving on Viad Corp’s audit committee, and that Donald E. Kiernan is a Director independent of Viad’s management.

PART IV

Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this report.

           2. None.

3.	The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b)	Reports on Form 8-K filed since Third Quarter 2002

1.	A report on Form 8-K dated November 5, 2002 was filed November 5, 2002 by Viad Corp. The Form 8-K reported, under Item 9 Regulation FD Disclosure, that on November 5, Robert H. Bohannon, Chairman, President and Chief Executive Officer and Ellen M. Ingersoll, Chief Financial Officer of Viad Corp furnished to the Securities and Exchange Commission a certification related to Viad’s third quarter 2002 Form 10-Q filed November 5, 2002, pursuant to the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

2.	A report on Form 8-K, dated January 17, 2003 was filed January 21, 2003 by Viad. The Form 8-K reported, under Item 5, that on January 17, 2003, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express Company, Inc. (“Travelers Express”), announced that one of its subsidiaries had acquired the Travelex Group’s 49 percent interest in MoneyGram International Limited, a London-based joint venture owned by the two companies.

3.	A report on Form 8-K dated January 23, 2003 was filed January 23, 2003 by Viad. The Form 8-K reported, under Item 5, that on January 23, 2003, Viad Corp issued a press release announcing its unaudited financial results for the fourth quarter and 2002 fiscal year.

(c)	Exhibits

See Exhibit Index.

(d)	Financial Statement Schedules

None.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 28th day of February, 2003.

VIAD CORP

By:	/s/ ROBERT H. BOHANNON

Robert H. Bohannon
Chairman of the Board,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

By:	/s/ ROBERT H. BOHANNON

Robert H. Bohannon
Director; Chairman of the Board,
President and Chief Executive Officer

Date: February 28, 2003

Principal Financial Officer

By:	/s/ ELLEN M. INGERSOLL

Ellen M. Ingersoll
Chief Financial Officer

Date: February 28, 2003

Principal Accounting Officer

By:	/s/ G. MICHAEL LATTA

G. Michael Latta
Vice President — Controller

Date: February 28, 2003

Directors

Jess Hay
Judith K. Hofer
Donald E. Kiernan
Robert C. Krueger
Jack F. Reichert
Linda Johnson Rice
Douglas L. Rock
Timothy R. Wallace

By:	/s/ ELLEN M. INGERSOLL

Attorney-in-Fact

Date: February 28, 2003

CERTIFICATIONS

I, Robert H. Bohannon, certify that:

1.	I have reviewed this annual report on Form 10-K of Viad Corp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ ROBERT H. BOHANNON

Robert H. Bohannon
Chairman of the Board,
President and Chief Executive Officer

Date: February 28, 2003

I, Ellen M. Ingersoll, certify that:

1.	I have reviewed this annual report on Form 10-K of Viad Corp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ ELLEN M. INGERSOLL

Ellen M. Ingersoll
Chief Financial Officer

Date: February 28, 2003

(This page intentionally left blank)

(This page intentionally left blank)

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$57,219	$46,593
Other investments in securities	246,338	169,556
Receivables, net	50,818	64,134
Inventories	41,839	55,682
Deferred income taxes	55,747	45,916
Other current assets	35,366	37,036

	487,327	418,917
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	1,904,015	1,476,475

Total current assets	2,391,342	1,895,392
Investments available or restricted for payment service obligations	6,304,906	5,450,850
Property and equipment, net	248,099	260,480
Other investments and assets	49,960	67,715
Deferred income taxes	112,286	82,764
Goodwill	549,461	587,365
Other intangible assets, net	34,474	35,925

Total Assets	$9,690,528	$8,380,491

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank loans	$—	$457
Accounts payable	63,188	60,913
Other current liabilities	230,857	196,411
Current portion of long-term debt	103,995	42,224

	398,040	300,005
Payment service obligations	7,945,760	6,741,291

Total current liabilities	8,343,800	7,041,296
Long-term debt	257,662	354,147
Pension and other postretirement benefits	110,895	94,424
Derivative financial instruments	126,527	23,568
Other deferred items and insurance liabilities	133,288	135,420
Commitments and contingencies (Notes 16 and 17)
Minority interests	10,540	5,284
$4.75 Redeemable preferred stock	6,704	6,679
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610
Additional capital	215,872	225,003
Retained income	806,179	762,008
Unearned employee benefits and other	(66,143)	(82,952)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	90,120	29,876
Unrealized loss on derivative financial instruments	(150,557)	(53,875)
Cumulative foreign currency translation adjustments	(9,655)	(13,211)
Minimum pension liability adjustment	(34,274)	(13,739)
Common stock in treasury, at cost, 11,638,090 and 10,806,006 shares	(300,040)	(283,047)

Total common stock and other equity	701,112	719,673

Total Liabilities and Stockholders’ Equity	$9,690,528	$8,380,491

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Revenues:
Convention show services	$568,301	$604,148	$692,843
Payment services transaction fees	431,564	393,093	367,733
Payment services investment income	370,934	320,800	235,429
Exhibit design and construction	217,932	279,896	339,272
Hospitality and recreation services	58,253	61,453	91,531

Total revenues	1,646,984	1,659,390	1,726,808

Costs and expenses:
Costs of services	1,227,244	1,202,311	1,216,977
Costs of products sold	215,144	280,050	321,197
Corporate activities	17,114	12,029	9,783
Other investment income	(10,531)	(5,652)	(13,115)
Interest expense	19,268	25,936	25,303
Restructuring charges	18,942	62,370	8,165
Litigation settlement and costs	—	29,274	—
Gain on sale of business	—	—	(10,256)
Other charges	—	5,000	—
Minority interests	5,636	1,326	1,717

Total costs and expenses	1,492,817	1,612,644	1,559,771

Income before income taxes and change in accounting principle	154,167	46,746	167,037
Income tax expense (benefit)	40,334	(4,388)	26,218

Income before change in accounting principle	113,833	51,134	140,819
Change in accounting principle, net of tax	(37,739)	—	—

Net income	$76,094	$51,134	$140,819

Diluted income per common share
Income per share before change in accounting principle	$1.30	$0.58	$1.54
Change in accounting principle, net of tax	(0.44)	—	—

Net income per common share	$0.86	$0.58	$1.54

Average outstanding and potentially dilutive common shares	86,716	86,322	90,925

Basic income per common share
Income per share before change in accounting principle	$1.31	$0.58	$1.57
Change in accounting principle, net of tax	(0.44)	—	—

Net income per common share	$0.87	$0.58	$1.57

Average outstanding common shares	86,178	85,503	88,802

Dividends declared per common share	$0.36	$0.36	$0.36

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Net income	$76,094	$51,134	$140,819

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities:
Statement of Financial Accounting Standards (“SFAS”) No. 133 transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity to securities classified as available-for-sale, net of tax expense of $2,412	—	3,772	—
Holding gains arising during the period, net of tax expense of $44,952, $20,914 and $47,797	70,309	32,711	74,759
Reclassification adjustment for net realized gains included in net income, net of tax expense of $6,435, $4,643 and $2,610	(10,065)	(7,263)	(4,082)

	60,244	29,220	70,677

Unrealized losses on derivative financial instruments:
Cumulative effect of transition adjustment upon initial application of SFAS No. 133 on January 1, 2001, net of tax benefit of $4,796	—	(7,501)	—
Holding losses arising during the period, net of tax benefit of $113,994 and $50,428	(178,299)	(78,874)	—
Net reclassifications from other comprehensive income to net income, net of tax benefit of $52,182 and $20,779	81,617	32,500	—

	(96,682)	(53,875)	—

Unrealized foreign currency translation gains (losses)	3,556	(4,599)	(3,677)

Minimum pension liability adjustment, net of tax benefit of $11,057, $6,432 and $65	(20,535)	(11,944)	(121)

Other comprehensive income (loss)	(53,417)	(41,198)	66,879

Comprehensive income	$22,677	$9,936	$207,698

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Cash flows from operating activities
Net income	$76,094	$51,134	$140,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,483	69,096	68,600
Deferred income taxes	4,369	(36,480)	12,705
Change in accounting principle	40,000	—	—
Restructuring charges and other items	18,942	96,644	8,165
Gains on dispositions of businesses, property and other assets	(18,097)	(12,277)	(17,619)
Other noncash items, net	10,710	10,206	879
Change in operating assets and liabilities:
Receivables	7,176	38,291	(68,708)
Inventories	10,982	10,794	(4,740)
Accounts payable	2,275	(20,233)	(8,500)
Other assets and liabilities, net	15,220	10,222	(31,473)

	219,154	217,397	100,128
Change in payment service assets and obligations, net	794,243	1,774,193	413,765

Net cash provided by operating activities	1,013,397	1,991,590	513,893

Cash flows from investing activities
Capital expenditures	(40,227)	(49,783)	(45,206)
Acquisitions of businesses, net of cash acquired	—	(865)	(28,868)
Proceeds from dispositions of businesses, property and other assets	3,040	1,040	44,276
Proceeds from sales and maturities of available-for-sale securities	2,494,238	2,074,719	1,530,519
Proceeds from maturities of held-to-maturity securities	745,387	464,608	60,280
Purchases of available-for-sale securities	(3,341,956)	(3,527,968)	(1,371,135)
Purchases of held-to-maturity securities	(775,670)	(848,823)	(594,405)
Cash provided by discontinued operations	—	—	10,585

Net cash used in investing activities	(915,188)	(1,887,072)	(393,954)

Cash flows from financing activities
Payments on long-term borrowings	(44,039)	(68,316)	(32,751)
Net change in short-term borrowings	6,543	18,288	90,314
Dividends paid on common and preferred stock	(32,149)	(31,995)	(33,092)
Proceeds from exercise of stock options	10,371	16,422	11,945
Purchases of common stock for treasury	(28,309)	(34,622)	(147,163)

Net cash used in financing activities	(87,583)	(100,223)	(110,747)

Net increase in cash and cash equivalents	10,626	4,295	9,192
Cash and cash equivalents, beginning of year	46,593	42,298	33,106

Cash and cash equivalents, end of year	$57,219	$46,593	$42,298

Supplemental disclosure of cash flow information
Cash paid (refunded) during the year for:
Income taxes	$9,661	$(16,429)	$11,261

Interest	$18,569	$27,118	$22,910

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	Stock	Capital	Income	and Other	Income (loss)	Treasury	Total

	(in thousands)
Balance, December 31, 1999	$149,610	$289,798	$634,599	$(129,818)	$(76,630)	$(167,667)	$699,892
Net income	—	—	140,819	—	—	—	140,819
Dividends on common and preferred stock	—	—	(33,092)	—	—	—	(33,092)
Employee benefit plans	—	(27,200)	—	18,051	—	32,255	23,106
Employee Equity Trust adjustment to market value	—	(16,963)	—	16,963	—	—	—
Treasury shares acquired	—	—	—	—	—	(147,163)	(147,163)
Unrealized foreign currency translation adjustment	—	—	—	—	(3,677)	—	(3,677)
Unrealized gain on available-for-sale securities	—	—	—	—	70,677	—	70,677
Minimum pension liability adjustment	—	—	—	—	(121)	—	(121)
Other, net	—	(1)	289	—	—	1	289

Balance, December 31, 2000	149,610	245,634	742,615	(94,804)	(9,751)	(282,574)	750,730
Transition adjustment, effective January 1, 2001, upon initial application of SFAS No. 133	—	—	—	—	(3,729)	—	(3,729)
Net income	—	—	51,134	—	—	—	51,134
Dividends on common and preferred stock	—	—	(31,995)	—	—	—	(31,995)
Employee benefit plans	—	(23,009)	—	14,230	—	34,149	25,370
Employee Equity Trust adjustment to market value	—	2,378	—	(2,378)	—	—	—
Treasury shares acquired	—	—	—	—	—	(34,622)	(34,622)
Unrealized foreign currency translation adjustment	—	—	—	—	(4,599)	—	(4,599)
Unrealized gain on available-for-sale securities	—	—	—	—	25,448	—	25,448
Unrealized loss on derivative financial instruments	—	—	—	—	(46,374)	—	(46,374)
Minimum pension liability adjustment	—	—	—	—	(11,944)	—	(11,944)
Other, net	—	—	254	—	—	—	254

Balance, December 31, 2001	149,610	225,003	762,008	(82,952)	(50,949)	(283,047)	719,673
Net income	—	—	76,094	—	—	—	76,094
Dividends on common and preferred stock	—	—	(32,149)	—	—	—	(32,149)
Employee benefit plans	—	(7,884)	—	15,567	—	11,311	18,994
Employee Equity Trust adjustment to market value	—	(1,242)	—	1,242	—	—	—
Treasury shares acquired	—	—	—	—	—	(28,309)	(28,309)
Unrealized foreign currency translation adjustment	—	—	—	—	3,556	—	3,556
Unrealized gain on available-for-sale securities	—	—	—	—	60,244	—	60,244
Unrealized loss on derivative financial instruments	—	—	—	—	(96,682)	—	(96,682)
Minimum pension liability adjustment	—	—	—	—	(20,535)	—	(20,535)
Other, net	—	(5)	226	—	—	5	226

Balance, December 31, 2002	$149,610	$215,872	$806,179	$(66,143)	$(104,366)	$(300,040)	$701,112

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001, and 2000

Note 1. Summary of Significant Accounting Policies

      Nature of Business. Viad Corp (“Viad”) is comprised of operating companies and a division which operate in two principal business segments: Payment Services and Convention and Event Services. The Payment Services segment issues and processes money orders, official checks and share drafts and provides same-day bill payment and cash access services throughout the United States. The segment also provides money transfer services throughout the world. The Convention and Event Services segment provides convention show services including transportation, installation, dismantling and management services to trade associations, show management companies and exhibitors throughout North America. The segment also provides design, construction, installation and warehousing of convention and tradeshow exhibits and displays to customers primarily in the United States and to a lesser extent in certain foreign locations. Viad also operates travel and recreation businesses in the northern United States and Canada.

      Principles of Consolidation. The Consolidated Financial Statements of Viad include the accounts of Viad and all of its subsidiaries (including special-purpose entities). All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

—	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill

—	Estimated provisions for losses related to self-insured liability claims

—	Projected benefit obligations and expense associated with pension and postretirement benefit plans

—	Estimated fair value of financial instruments, including the identification of other-than-temporary declines in the value of securities

—	Estimated fair value of derivative financial instruments

Actual results could differ from these and other estimates.

      Reclassifications. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

      Cash and Cash Equivalents. Viad considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash equivalents are classified in the Consolidated Balance Sheets as “Other investments in securities” based on their intended use. See Note 4.

      Other Investments in Securities. Viad’s corporate investment securities (excluding securities held by Viad’s Payment Services subsidiaries) are included in the Consolidated Balance Sheets under the caption, “Other investments in securities.” This caption includes money market funds and other investments. These other investments are classified as available-for-sale and reported at fair market value with unrealized gains and losses, net of tax, included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).” Interest and other income on these investments are included in the Consolidated Statements of Income as “Other investment income.” The specific identification method is used to determine the cost basis of securities sold.

      Investments Available or Restricted for Payment Service Obligations. Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified in the Consolidated Balance Sheets as “Payment service obligations.”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted by the Payment Services segment to the extent that they represent proceeds from the sale of payment instruments for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. In addition, certain other assets of the Payment Services subsidiaries are available if necessary to meet such obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Investment securities are included in the Consolidated Balance Sheets under the caption, “Investments available or restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations.” Investment securities available or restricted for Payment Service obligations are classified as available-for-sale or held-to-maturity. Securities being held for indefinite periods of time, including those which may be sold to assist in the clearing of payment service obligations or in the management of investments, are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses, net of tax, included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).” The specific identification method is used to determine the cost basis of securities sold. Securities classified as held-to-maturity consist of securities that management has the ability and intent to hold to maturity and are reported at amortized cost. Interest income and realized gains and losses on the disposition of these investments are included in the Consolidated Statements of Income as “Payment services investment income.”

      Viad’s investments consist primarily of mortgage-backed securities, other asset-backed securities (collateralized by various types of loans and leases), state and municipal government obligations and corporate debt securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Viad employs a methodology that considers available evidence in evaluating potential impairment of its investments including the duration and extent to which the fair value is less than book value; Viad’s ability and intent to hold the investment; the security rating; the underlying collateral and other factors that influence projected future cash flows. When an other-than-temporary impairment occurs, investments are written down to fair market value. Subsequent increases in value are treated as an adjustment of yield.

      Viad regularly monitors credit and market risk exposures and attempts to mitigate the likelihood of these exposures resulting in actual loss. Although the Payment Services investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of its investments reduces this risk (approximately 97 percent of the investments at December 31, 2002, have an investment grade rating of A or higher or are collateralized by federal agency securities).

      As described in Note 9, a Payment Services subsidiary uses swap agreements to hedge a substantial portion of the variable rate commission payments to its financial institution customers of its official check product and the net proceeds of selling receivables from its bill payment and money order agents. The swap agreements effectively convert such variable rates to fixed rates. The fair value of such swap agreements generally increases when market values of fixed rate, long-term debt investments decline and vice versa. The reported fair value of these derivative financial instruments represents the estimated amount that Viad would pay to counterparties to terminate the swap agreements.

      Normally, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing short-term and long-term investments are expected to be adequate to settle payment service obligations as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $1.95 billion available to assist in the management of investments and the clearing of payment service

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. No amounts were outstanding under these arrangements at December 31, 2002 or 2001.

      The following represents a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related swap agreements at December 31:

	2002	2001

	(in thousands)
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	$1,904,015	$1,476,475
Investments available or restricted for payment service obligations(1)	6,304,906	5,422,899
Payment service obligations(1)	(7,825,954)	(6,649,722)
Fair value of derivative financial instruments(1)	(246,333)	(87,187)

Total	$136,634	$162,465

(1)	The current liability portions of derivative financial instruments of $119.8 million and $91.6 million at December 31, 2002 and 2001, respectively, are included in the Consolidated Balance Sheets under the caption “Payment service obligations.” The long-term asset portion of derivative financial instruments of $28.0 million at December 31, 2001 is included in the Consolidated Balance Sheets under the caption “Investments available or restricted for payment service obligations.”

      Inventories. Inventories, which consist primarily of exhibit design and construction materials and supplies used in providing convention show services, are stated at the lower of cost (first-in, first-out and specific identification methods) or market.

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and any impairment write-downs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Property and equipment are depreciated on the straight-line method over the estimated useful lives of the assets: buildings, 15 to 40 years; equipment, 3 to 10 years; and leasehold improvements, over the shorter of the lease term or useful life.

      Goodwill and Other Intangible Assets. Effective January 1, 2002, goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 7. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit, but not in excess of 20 years. Intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142.

      Incentive and Other Upfront Payments. Viad’s Payment Services subsidiaries make incentive payments to certain money order and money transfer agents and financial institution customers of its official check products to enter into long-term contracts. Payments made are generally refundable in the event of non-performance or cancellation. These payments are deferred and amortized over the life of the related agent or financial institution contracts as management is satisfied that such costs are recoverable through future operations, minimums, penalties or refunds in case of early termination. Amortization expense associated with these payments is recorded under the caption “Costs of services” in the Consolidated Statements of Income.

      Certain upfront payments incurred by Viad’s Convention and Event Services segment in connection with long-term contracts consist of incentive fees and prepaid commissions and are amortized over the life of the related contract. Incentive and other upfront payments are classified on the Consolidated Balance Sheets

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the caption, “Other current assets” for the current portion and “Other investments and assets” for the non-current portion.

      Viad reviews the carrying values of its incentive and other upfront payments for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144. Incentive and other upfront payments which become refundable are recorded as accounts receivable and evaluated for collectibility in accordance with Viad’s credit policies.

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

      Derivative Financial Instruments. Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes. Viad records derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Amounts receivable or payable under derivative swap agreements used to hedge exposure of interest rate changes on variable rate commission payments and net proceeds from agent receivables sales are accrued and recognized as an adjustment to the expense of the related transaction. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives that do not qualify as hedges are reflected at fair value, with changes in value recognized through earnings. Forward derivative contracts used to hedge assets and liabilities denominated in foreign currencies are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, was not significant.

      Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair value due to the short-term maturities of these instruments. The fair value of investments in debt and equity securities is disclosed in Notes 4 and 5. The estimated fair value of debt and derivative financial instruments is disclosed in Notes 8 and 9, respectively. Considerable judgment is required in interpreting market data and assumptions used to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that Viad could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

      Revenue Recognition. Viad’s revenue recognition policies are as follows:

      The Payment Services segment derives revenues primarily through transaction fees charged to consumers on the sale of MoneyGram’s money transfers, retail money order and bill payment products and through investment income earned on investments available or restricted for the settlement of payment service obligations (primarily official checks and money orders). Transaction fees are nonrefundable and are recognized in the period the item is sold.

      Investment income is recognized as it is earned and includes investment interest and dividends, and realized gains and losses on the sale of investments. Viad includes investment income on investments available or restricted for payment service obligations in revenues as the generation of investment income is core to the earnings process of its Payment Services segment and is an ongoing major and central operation of this segment.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Payment Services segment also earns foreign exchange revenue from the management of currency exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is recognized at the time the exchange in funds occurs and is classified as “Payment services transaction fees” in the Consolidated Statements of Income.

      The Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design and construction of exhibit booths. Service revenue is recognized at the time services are performed. Exhibit design and construction revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing.

      Viad’s Travel and Recreation Services businesses recognize revenues at the time services are performed.

      Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.

      Assuming Viad had recognized compensation cost for stock options and performance-based and restricted stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, income before change in accounting principle and diluted and basic income per share before change in accounting principle would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and the tax benefit on the exercise of nonqualified stock options.

	2002	2001	2000

	(in thousands, except per share data)
Income before change in accounting principle as reported	$113,833	$51,134	$140,819
Expense related to stock options determined under fair value based methods, net of tax	(7,616)	(5,975)	(5,451)

Pro forma income before change in accounting principle	$106,217	$45,159	$135,368

Diluted income per share before change in accounting principle:
As reported	$1.30	$0.58	$1.54

Pro forma	$1.22	$0.51	$1.48

Basic income per share before change in accounting principle:
As reported	$1.31	$0.58	$1.57

Pro forma	$1.22	$0.51	$1.51

      For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2002, 2001, and 2000 was $8.47, $7.25, and $8.15 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	1.3%	1.5%	1.5%
Expected volatility	30.1%	30.4%	29.1%
Risk-free interest rate	4.92%	4.80%	6.85%
Expected life	5 years	5 years	5 years

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net Income Per Common Share. Viad funds its matching contributions to employees’ 401(k) plans through a leveraged Employee Stock Ownership Plan (“ESOP”). ESOP shares are treated as outstanding for net income per share calculations. The Employee Equity Trust (the “Trust”) is used to fund certain existing employee compensation and benefit plans. Shares held by the Trust are not considered outstanding for net income per share calculations until the shares are released from the Trust.

      Recent Accounting Pronouncements. In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF No. 01-14”), which became effective for Viad on January 1, 2002. Under EITF No. 01-14, reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the income statement. Upon adoption of EITF No. 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. Viad has historically accounted for the reimbursement of out-of-pocket expenses incurred similar to EITF No. 01-14 and, therefore, the adoption of EITF No. 01-14 did not impact Viad’s consolidated financial statements.

      In January 2002, Viad adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. See Note 7 for discussion of transitional impairment loss related to goodwill recognized in connection with the adoption of SFAS No. 142.

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for Viad on January 1, 2002). SFAS No. 144 supersedes existing accounting guidance on asset impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a material impact on Viad’s financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements.” This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Viad adopted SFAS No. 145 during 2002. The adoption of SFAS No. 145 did not have a material impact on Viad’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Viad has adopted this new standard effective January 1, 2003, but as it has no planned 2003 exit or disposal activities, the impact on the future financial position or results of operations cannot presently be determined.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with Interpretation No. 45, Viad has included the required disclosures relating to its guarantees in the financial statements as of December 31, 2002 (see Note 17). Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s debt to a third party, and would therefore, be excluded from liability recognition at inception. Viad has not yet determined if the adoption of the new rules will have any material impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Viad has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time. Viad has included the additional disclosure requirements in Notes 1 and 13.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Viad has not yet determined if the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

Note 2.     Restructuring Charges, Litigation Settlement and Other Items

      Restructuring Charges. During 2002, the Convention and Event Services segment continued to experience tradeshow shrinkage and further declines in the demand for the design and construction of new exhibits. This decline was due to diminished corporate spending and the continued downturn in the general economy as many exhibitors elected to reuse or refurbish existing exhibits rather than placing new orders. As a result of decreased visibility over revenues and continued uncertainties regarding improvements in the trade show industry, the exhibit construction and design business revised its forecasted demand and reevaluated its manufacturing capacity requirements and cost structure during the fourth quarter of 2002. Accordingly, Viad approved a plan of restructuring and recorded a charge totaling $20.5 million in the fourth quarter of 2002. Of the total restructuring charge, $19.3 million was included in the Consolidated Statements of Income under the caption “Restructuring charges” and $1.2 million relating to consulting fees incurred and the write-down of certain inventories was included under the caption “Cost of products sold.” Viad recorded the restructuring

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge pursuant to the accounting methods contained in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and SEC Staff Accounting Bulletin No. 100, “Accounting for Costs Associated with Exit or Disposal Activities.” Viad did not elect to early adopt the requirements provided in SFAS No. 146.

      The charges consist of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits related to the elimination of approximately 230 positions across numerous regions, business functions and job classes. The charges also include amounts for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. The inventory write-downs were based on estimated net realizable value. Impairment losses related to fixed assets were determined based on the estimated fair value of the specific assets relative to their carrying amounts. Facility closure and lease termination costs were based on the estimated incremental costs to be incurred and the contractual obligation amounts in connection with the affected facilities under the restructuring plan (less estimated sublease income). Viad expects to substantially complete the restructuring activities by December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

      A summary of the above restructuring charge, amounts utilized and remaining accrued liability balance is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination(1)	Impairment	Other	Total

	(in thousands)
Initial restructuring charge	$2,911	$12,814	$4,140	$650	$20,515
Cash payments	—	—	—	(650)	(650)
Noncash write-downs(2)	—	—	(4,140)	—	(4,140)

Balance at December 31, 2002	$2,911	$12,814	$—	$—	$15,725

(1)	Amount net of estimated sublease income of $3.9 million.

(2)	Relates primarily to the write-down of leasehold improvements, manufacturing-related equipment and inventory.

      In 2001, due to the downturn in the economy and the general decrease in corporate spending, many customers delayed or canceled exhibit construction or elected to refurbish exhibits. Furthermore, general convention attendance declined in response to the uncertain economy and travel concerns. As a result, Viad approved a plan of restructuring and in the third quarter of 2001 recorded restructuring charges totaling $66.1 million, of which 93 percent related to the Convention and Event Services segment. The restructuring charges were associated with the closure and consolidation of certain facilities, severance and other employee benefits of which $3.7 million (relating to the write-down of certain inventories) was included in the Consolidated Statements of Income under the caption “Cost of products sold.” The remaining $62.4 million was classified under the caption “Restructuring charges.” All facilities were closed or consolidated and all positions had been eliminated as of December 31, 2002. Payments under long-term lease obligations, however, will continue to be made over the remaining terms of the leases. Severance and benefits payments will continue to be made over the varying terms of the individual separation agreements. In the third quarter of 2002, $413,000 of the 2001 restructuring charge was reversed as certain actual costs incurred were less than original estimates. The reversal was included in the Consolidated Statements of Income under the caption “Restructuring charges.”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the 2001 restructuring charges, amounts utilized and remaining accrued liability balance is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination	Impairment	Other	Total

	(in thousands)
Initial restructuring charge	$13,914	$30,252	$20,322	$1,612	$66,100
Cash payments	(6,907)	(2,335)	—	(1,612)	(10,854)
Noncash write-downs(1)	—	—	(20,322)	—	(20,322)

Balance at December 31, 2001	7,007	27,917	—	—	34,924
Cash payments	(5,712)	(8,962)	—	—	(14,674)
Adjustment to severance liability	(413)	—	—	—	(413)
Noncash write-downs(2)	—	(205)	—	—	(205)

Balance at December 31, 2002	$882	$18,750	$—	$—	$19,632

(1)	Relates primarily to the write-down of leasehold improvements, manufacturing and other equipment and inventory.

(2)	Relates to write-off of remaining leasehold improvements.

      In the third quarter of 2000, Viad recorded a charge of $8.2 million to streamline and consolidate certain operations in Viad’s Convention and Event Services segment. In addition to costs related to reductions in headcount, the charge included the write-down of certain fixed assets and facility closure costs. No accrued liability relating to this restructuring remained at either December 31, 2002 or 2001.

      Litigation Settlement and Costs. In August 2000, Key3Media Group, Inc. (“Key3Media”), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES Exposition Services, Inc. (“GES”) to produce tradeshows. The companies had been involved in litigation regarding the contract termination. The key issues in the litigation related to the interpretation of certain contract terms and the scope of free services required of GES. During the second quarter of 2001, after both sides assessed the business market, the risks and demands of the litigation and the need to move forward on a productive basis, GES and Key3Media agreed to settle the litigation. As a result, Viad recorded a noncash charge totaling $29.3 million ($18.3 million after-tax) in the second quarter of 2001 representing primarily the write-off of net receivables and prepayments made to Key3Media.

      Gain on Sale of Business. In July 2000, Viad sold its concession operations at America West Arena and Bank One Ballpark in Phoenix, Arizona. Viad recorded a gain of $10.3 million ($5.7 million after-tax) on the sale, after deducting costs of sale and related expense provisions. The results of operations of the sold business are included in the “Sold travel and recreation businesses” category of Note 19.

      Other Charges. In the third quarter of 2001, Viad’s payment services subsidiary, Travelers Express Company, Inc. (“Travelers Express”) recorded a charge totaling $5.0 million ($3.0 million after-tax) resulting from the bankruptcy of a large money order agent in September 2001.

Note 3.     Acquisitions of Businesses

      During 2000, Viad purchased a small Convention and Event Services company. In 1999, Viad purchased a 71 percent interest in a small Travel and Recreation Services company and in 2001 and 2000 the remaining minority interest was acquired. The acquisitions were accounted for as purchases. The purchase prices, including acquisition costs, were allocated to the net tangible and identifiable intangible assets acquired based on estimated fair values at the dates of the acquisitions. The difference between the purchase prices and the

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related fair values of net assets acquired represents goodwill. No acquisitions were made during 2002. In January 2003, a Viad Payment Services subsidiary completed the acquisition of the 49 percent minority interest in an international money transfer services joint venture. See Note 18.

      The accompanying financial statements include the accounts and results of operations from the dates of acquisition. The results of operations of the acquired companies from the beginning of the year to the dates of acquisition are not material to the consolidated results of operations.

      Net cash paid, the estimated fair value of assets acquired and debt and other liabilities assumed for the years ended December 31 were as follows:

	2002	2001	2000

	(in thousands)
Assets acquired:
Property and equipment	$—	$—	$791
Intangibles, primarily goodwill	—	865	30,245
Other assets	—	—	12,402
Debt and other liabilities assumed	—	—	(14,570)

Net cash paid	$—	$865	$28,868

Note 4.     Other Investments in Securities

      Viad’s investment securities (excluding securities held by Viad’s Payment Services’ subsidiaries) that are being held pending Viad’s use to fund strategic acquisitions, purchase treasury shares or reduce debt obligations are included in the Consolidated Balance Sheets under the caption, “Other investments in securities.” Certain investments with original maturities of three months or less, consisting of money market investments, are also included under this caption.

      A summary of other investments in securities at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
Money market funds	$38,690	$—	$—	$38,690
Securities classified as available-for-sale:
U.S. Government agencies	50,762	110	—	50,872
Corporate debt securities	55,603	36	—	55,639
Mortgage-backed and other asset-backed securities	100,497	640	—	101,137

	$245,552	$786	$—	$246,338

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of other investments in securities at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
Money market funds	$118,021	$—	$—	$118,021
Securities classified as available-for-sale:
Mortgage-backed and other asset-backed securities	51,644	—	(109)	51,535

	$169,665	$—	$(109)	$169,556

      The net unrealized holding gain of $479,000 (net of a deferred tax liability of $307,000) at December 31, 2002 and the net unrealized holding loss of $67,000 (net of a deferred tax asset of $42,000) at December 31, 2001, are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.”

      Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations. There were no gains or losses realized during 2002, 2001 or 2000.

Note 5.     Investments Available or Restricted for Payment Service Obligations

      Securities Classified as Available-for-Sale. A summary of securities classified as available-for-sale at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$171,132	$1,670	$(1)	$172,801
Obligations of states and political subdivisions	715,149	44,420	(1)	759,568
Corporate debt securities	301,283	15,590	(927)	315,946
Mortgage-backed and other asset-backed securities	3,452,718	110,291	(19,606)	3,543,403
Debt securities issued by foreign governments	4,997	127	—	5,124
Preferred stock and other	97,074	583	(5,193)	92,464

Securities classified as available-for-sale	$4,742,353	$172,681	$(25,728)	$4,889,306

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of securities classified as available-for-sale at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$19,672	$107	$(68)	$19,711
Obligations of states and political subdivisions	734,865	11,320	(3,372)	742,813
Corporate debt securities	186,192	4,339	(941)	189,590
Mortgage-backed and other asset-backed securities	2,881,620	57,750	(17,853)	2,921,517
Debt securities issued by foreign governments	4,991	200	—	5,191
Preferred stock and other	120,631	761	(3,156)	118,236

Securities classified as available-for-sale	$3,947,971	$74,477	$(25,390)	$3,997,058

      The net unrealized holding gains of $89.6 million (net of a deferred tax liability of $57.4 million) and $29.9 million (net of a deferred tax liability of $19.2 million) at December 31, 2002 and 2001, respectively, are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Gross gains of $20.6 million, $15.8 million, and $6.7 million were realized during 2002, 2001, and 2000, respectively. Gross losses of $4.1 million, $3.9 million, and $46,000 were realized during 2002, 2001, and 2000, respectively.

      Securities Classified as Held-to-Maturity. A summary of securities classified as held-to-maturity at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$36,375	$320	$—	$36,695
Obligations of states and political subdivisions	447,155	31,419	—	478,574
Corporate debt securities	18,038	1,212	—	19,250
Mortgage-backed and other asset-backed securities	977,968	28,476	(12,061)	994,383
Debt securities issued by foreign governments	5,416	63	—	5,479

Securities classified as held-to-maturity	$1,484,952	$61,490	$(12,061)	$1,534,381

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of securities classified as held-to-maturity at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$91,768	$283	$(353)	$91,698
Obligations of states and political subdivisions	464,695	18,687	(293)	483,089
Corporate debt securities	18,112	1,070	—	19,182
Mortgage-backed and other asset-backed securities	869,610	21,803	(12,685)	878,728
Debt securities issued by foreign governments	5,456	25	—	5,481

Securities classified as held-to-maturity	$1,449,641	$41,868	$(13,331)	$1,478,178

      On January 1, 2001, Viad transferred $260.0 million in book value of securities classified as held-to-maturity to securities classified as available-for-sale as permitted in conjunction with the initial application of SFAS No. 133 without calling into question management’s intent or ability to hold other securities as held-to-maturity. The transfer was reflected as an increase in the carrying value of the investments of $6.2 million, with a corresponding deferred tax liability of $2.4 million and a transition adjustment of $3.8 million in other comprehensive income.

      Scheduled Maturities. Scheduled maturities of securities at December 31, 2002 are presented below:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Due in:
2003	$64,932	$65,864	$3,488	$3,618
2004-2007	247,475	255,318	31,765	33,968
2008-2012	437,047	464,170	226,907	242,043
2013 and later	454,098	479,193	244,824	260,369
Mortgage-backed and other asset-backed securities	3,452,718	3,543,403	977,968	994,383
Preferred stock and other	86,083	81,358	—	—

	$4,742,353	$4,889,306	$1,484,952	$1,534,381

      Actual maturities may differ from scheduled maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Property and Equipment

      Property and equipment at December 31 consisted of the following:

	2002	2001

	(in thousands)
Land	$21,693	$21,396
Buildings and leasehold improvements	78,027	77,116
Equipment	451,061	454,926

	550,781	553,438
Accumulated depreciation	(302,682)	(292,958)

Property and equipment	$248,099	$260,480

      Depreciation expense was $49.5 million, $50.0 million and $49.3 million for 2002, 2001 and 2000, respectively.

Note 7.     Goodwill and Other Intangible Assets

      Upon adoption of SFAS No. 142, Viad completed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. It was determined that no impairment existed for certain intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recognized (retroactively to the January 2002 adoption of SFAS No. 142) related to goodwill at the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment resulted from a change in the criteria for measurement of impairment from an undiscounted to a discounted cash flow method. This impairment is included in the Consolidated Statements of Income under the caption “Change in accounting principle.”

      A summary of other intangible assets at December 31, 2002 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Customer lists	$28,874	$(16,236)	$12,638
Patents	13,200	(9,759)	3,441
Other	925	(791)	134

	42,999	(26,786)	16,213

Unamortized intangible assets:
Trademarks	13,175	—	13,175
Pension intangible assets	5,086	—	5,086

	18,261	—	18,261

Total other intangible assets	$61,260	$(26,786)	$34,474

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible asset amortization expense for the years ended December 31, 2002, 2001 and 2000 was $2.0 million, $2.2 million and $2.7 million, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

(in thousands)
2003	$2,021
2004	$2,022
2005	$2,005
2006	$1,657
2007	$1,645

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

		Convention
	Payment	and Event
	Services	Services	Other	Total

	(in thousands)
Balance at January 1, 2002	$297,705	$262,243	$27,417	$587,365
Transitional impairment loss	—	(40,000)	—	(40,000)
Foreign currency translation adjustments	—	1,973	123	2,096

Balance at December 31, 2002	$297,705	$224,216	$27,540	$549,461

      Amortization expense related to goodwill for the years ended December 31, 2001 and 2000 was $16.5 million ($14.0 million after-tax) and $16.2 million ($13.6 million after-tax), respectively. Amortization expense related to intangible assets with indefinite useful lives for the years ended December 31, 2001 and 2000 was $393,000 ($246,000 after-tax), and $393,000 ($246,000 after-tax), respectively.

      Income before change in accounting principle as reported and as adjusted for the adoption of SFAS No. 142 is presented below:

	2002	2001	2000

	(in thousands, except per share data)
Net income	$76,094	$51,134	$140,819
Change in accounting principle, net of tax	37,739	—	—

Income before change in accounting principle	113,833	51,134	140,819
Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	14,243	13,846

Adjusted income before change in accounting principle	$113,833	$65,377	$154,665

Diluted earnings per share:
Net income	$0.86	$0.58	$1.54
Change in accounting principle, net of tax	0.44	—	—

Income before change in accounting principle	1.30	0.58	1.54
Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.16	0.15

Adjusted income before change in accounting principle	$1.30	$0.74	$1.69

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(in thousands, except per share data)
Basic earnings per share:
Net income	$0.87	$0.58	$1.57
Change in accounting principle, net of tax	0.44	—	—

Income before change in accounting principle	1.31	0.58	1.57
Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.17	0.16

Adjusted income before change in accounting principle	$1.31	$0.75	$1.73

Note 8.     Debt

      Long-term debt at December 31 was as follows:

	2002	2001

	(in thousands)
Senior debt:(1)
Short-term borrowings:
Promissory notes, 1.7% (2002) and 2.8% (2001) weighted average interest rate at December 31	$21,000	$20,000
Commercial paper, 1.7% (2002) and 2.5% (2001) weighted average interest rate at December 31	152,000	146,000
Senior notes, 6.5% (2002) and 6.4% (2001) weighted average interest rate at December 31, due to 2009	134,968	174,904
Guarantee of ESOP debt, floating rate indexed to LIBOR, 1.2% (2002) and 1.8% (2001) at December 31, due to 2009	15,235	16,925
Other obligations, 4.0% (2002) and 4.2% (2001) weighted average interest rate at December 31, due to 2016	19,951	20,039

	343,154	377,868
Subordinated debt, 10.5% debentures, due 2006	18,503	18,503

	361,657	396,371
Current portion	(103,995)	(42,224)

Long-term debt	$257,662	$354,147

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit used to support short-term borrowings.

      Viad satisfies its short-term borrowing requirements with bank lines of credit and the issuance of commercial paper and promissory notes. At December 31, 2002 there were no amounts outstanding under short-term bank loans payable. At December 31, 2001, there was $457,000 of borrowings outstanding under short-term bank loans payable.

      Viad has credit facilities totaling $393 million to support revolving bank credit agreements, various letter of credit support facilities and a Canadian credit facility. The $393 million includes a $225 million five-year facility and a $168 million 364-day facility. The interest rate applicable to borrowings under the credit facilities is indexed to the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads. The facilities also provide for commitment fees. Such spreads and fees will change moderately should Viad’s debt ratings change. In August, 2002, Viad’s 364-day short-term revolving credit facility was amended. The total

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the lenders’ commitments was reduced from $200 million to $168 million under similar terms and the commitment termination date of each eligible lender was extended to August 2003. The short-term revolving credit facility, as amended, allows for Viad to increase the aggregate amount of the lender commitments up to $200 million, subject to availability of commitments. Short-term borrowings totaling $173.0 million and $166.0 million at December 31, 2002 and 2001, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $142.0 million at December 31, 2002. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements.

      Annual maturities of long-term debt due in the next five years will approximate $104.0 million (2003), $194.2 million (2004), $11.1 million (2005), $19.6 million (2006), $1.0 million (2007) and $31.8 million thereafter. Included in the year 2004 is $173.0 million which represents the maturity of short-term borrowings, assuming the borrowings were due under the five-year facility and one-year term out provisions of the 364-day facility.

      The weighted average interest rate on total debt excluding interest expense unrelated to debt obligations was 4.9 percent, 5.8 percent, and 6.4 percent for 2002, 2001, and 2000, respectively.

      Under a Shelf Registration filed in 1994 with the Securities and Exchange Commission, Viad can issue up to an aggregate $500 million of debt and equity securities. In 2002, Viad filed an amended Shelf Registration with the Securities and Exchange Commission to update disclosures in the original registration and to maintain Viad’s financial flexibility. No securities have been issued under the program.

      The estimated fair value of total debt was $367.7 million and $403.2 million at December 31, 2002 and 2001, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of the commercial paper and promissory notes were assumed to approximate fair values due to their short-term maturities.

Note 9.     Derivative Financial Instruments

      Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes.

      A portion of Viad’s Payment Services business involves the payment of variable-rate commissions to financial institution customers of its official check program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from money order agents in an amount not to exceed $450 million. The agreement expires in June 2003. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate Payment Services’ cash flow for investment in permissible securities as described in Note 5.

      The Payment Services subsidiary services the receivables that were sold in exchange for a fee commensurate with the cost of servicing. The balance of sold agent receivables as of December 31, 2002 and 2001 was $358.0 million and $347.0 million, respectively. The average agent receivables sold approximated $440.0 million, $444.0 million, and $433.0 million during 2002, 2001, and 2000, respectively. The expense of selling the agent receivables, discounted based on short-term variable interest rates, as well as the related swap cost was $29.5 million, $30.1 million, and $30.4 million in 2002, 2001, and 2000, respectively, and is included under the caption “Costs of services” in the Consolidated Statements of Income.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Variable-to-fixed derivative financial instruments (swap agreements) have been entered into to mitigate the effects of fluctuations on commission expense and on the net proceeds from agent receivable sales. The notional amount of the variable-to-fixed swap agreements totaled $3.795 billion at December 31, 2002, with an average pay rate of 5.1 percent and an average receive rate of 1.2 percent. The variable-rate portion of the swaps is generally based on Treasury bill, federal funds, or commercial paper rates. The agreements expire as follows: $795.0 million (2003), $350.0 million (2004), $975.0 million (2005), $600.0 million (2006), $975.0 million (2007), and $100.0 million (2008).

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

      Viad maintains formal procedures for entering into swap transactions and management regularly monitors and reports to the Audit Committee of the Board of Directors on swap activity. The agreements are with major financial institutions which are currently expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Viad regularly monitors the credit ratings of the counterparties, and the likelihood of default is considered remote.

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

      Upon the adoption of SFAS No. 133, Viad recorded a liability of $12.3 million (representing the fair value of Viad’s swap agreements), a corresponding deferred tax asset of $4.8 million, and a transition adjustment of $7.5 million reflected in other comprehensive income. At December 31, 2002 and 2001, the current liability portions of the fair value of the swap agreements totaling $119.8 million and $91.6 million, respectively, are included under the caption “Payment service obligations.” The noncurrent liability portions of the swap agreements totaling $126.5 million and $23.6 million at December 31, 2002 and 2001, respectively, are included under the caption, “Derivative financial instruments.” The long-term asset portion of the swap agreements of $28.0 million at December 31, 2001 is included under the caption, “Investments available or restricted for payment service obligations.”

      The effective portion of the change in fair values of derivatives that qualify as cash flow hedges under SFAS No. 133 is recorded in other comprehensive income. Amounts receivable or payable under the swap agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. The net amount estimated to be reclassified from other comprehensive income to net income is $119.8 million in 2003. Amounts reclassified are included in the Consolidated Income Statements under the caption, “Costs of services.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges was not material. No cash flow hedges were discontinued during the year.

      Viad is also exposed to foreign currency exchange risk and utilizes forward contracts to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge Viad’s foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133. Accordingly, forward derivative contracts used to hedge assets and liabilities denominated in foreign currencies are recorded

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

Note 10.     Income Per Share

      The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income before change in accounting principle:

	2002	2001	2000

	(in thousands, except per share data)
Income before change in accounting principle	$113,833	$51,134	$140,819
Preferred stock dividends	(1,141)	(1,137)	(1,134)

Income available to common stockholders	$112,692	$49,997	$139,685

Average outstanding common shares	86,178	85,503	88,802
Additional dilutive shares related to stock-based compensation	538	819	2,123

Average outstanding and potentially dilutive common shares	86,716	86,322	90,925

Diluted income per share before change in accounting principle	$1.30	$0.58	$1.54

Basic income per share before change in accounting principle	$1.31	$0.58	$1.57

      Options to purchase 3,590,806, 2,643,598, and 1,377,898 shares of common stock were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted income per share because the effect would be antidilutive.

Note 11.     Redeemable Preferred Stock and Preferred Stock Purchase Rights

      Viad has 442,352 shares of $4.75 Preferred Stock authorized, of which 334,352 shares are issued. The holders of the $4.75 Preferred Stock are entitled to a liquidation preference of $100 per share and to annual cumulative sinking fund redemptions of 6,000 shares. Viad presently holds 99,369 shares which will be applied to this sinking fund requirement; the 234,983 shares held by others are scheduled to be redeemed in the years 2019 to 2058. In addition, Viad has authorized 5.0 million and 2.0 million shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

      Viad has one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of its common stock. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire Viad that is not believed by the Board of Directors to be in the best interest of stockholders. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. Viad may redeem the Rights at $0.01 per Right prior to the time any person or group has acquired 20 percent or more of Viad’s shares. Viad has reserved 1.0 million shares of Junior Participating Preferred Stock for issuance in connection with the Rights. The Rights will expire in February 2012.

Note 12.     Common Stock and Other Equity

      Viad funds its matching contributions to employees’ 401(k) plans through a leveraged Employee Stock Ownership Plan (“ESOP”). All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1989, the ESOP borrowed $40.0 million to purchase treasury shares from Viad. The ESOP’s obligation to repay this borrowing is guaranteed by Viad; therefore, the unpaid balance of the borrowing ($15.2 million and $16.9 million at December 31, 2002 and 2001, respectively) has been reflected in the accompanying Consolidated Balance Sheets as long-term debt. The same amounts, representing unearned employee benefits, have been recorded as a deduction from common stock and other equity. The liability is reduced as the ESOP repays the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP intends to repay the loan (plus interest) using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.

      Information regarding ESOP transactions for the years ended December 31 was as follows:

	2002	2001	2000

	(in thousands)
Amounts paid by ESOP for:
Debt repayment	$1,690	$1,750	$1,325
Interest	269	678	1,115
Amounts received from Viad as:
Dividends	$645	$727	$808
Contributions	1,314	1,649	1,615

      Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the plan or 80 percent of the cumulative expense that would have been recognized under the shares allocated method, in accordance with EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad has recorded expense of $1.3 million, $1.7 million, and $1.6 million in 2002, 2001, and 2000, respectively.

      Unallocated shares held by the ESOP totaled 1,663,000 and 1,860,000 at December 31, 2002 and 2001, respectively. Shares allocated during 2002 and 2001 totaled 197,000 and 235,000, respectively.

      In 1992, Viad sold treasury stock to Viad’s Employee Equity Trust (the “Trust”) in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note ($22.8 million at December 31, 2002) and dividend and interest transactions are eliminated in consolidation. The fair market value ($52.9 million and $68.1 million at December 31, 2002 and 2001, respectively) of the 2,365,901 and 2,874,753 remaining shares held by the Trust at December 31, 2002 and 2001, respectively, representing unearned employee benefits, is shown as a deduction from common stock and other equity and is reduced as employee benefits are funded. The difference between the cost and fair value of shares held is included in additional capital.

      At December 31, 2002, retained income of $176.0 million was unrestricted for the payment of dividends by Viad.

Note 13.     Stock-Based Compensation

      In 1997, stockholders adopted the Viad Corp Omnibus Incentive Plan (“Omnibus Plan”). The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights (“SARs”); (c) restricted stock; and (d) performance-based awards. The number of shares available for grant under the Omnibus Plan in each calendar year is equal to 2 percent of the total number of shares of common stock outstanding as of the first

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

day of each year. Any shares available for grant in a particular calendar year which are not granted in such year are added to the shares available for grant in any subsequent calendar year.

      Stock options are granted for terms of ten years at an exercise price based on the market value at the date of grant, and are exercisable 50 percent after one year with the balance exercisable after two years from the date of grant. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

      Restricted stock and performance-driven restricted stock awards of 386,000 shares and 340,600 shares were granted in 2002 and 2001, respectively, at a weighted average price (based on fair market value at date of grant) of $27.32 and $21.69 per share, respectively. The restricted stock awards vest three years from the date of grant. Performance-driven restricted stock granted in 2001 vests five years from the date of grant; but, a portion of the award may vest, on an accelerated basis, as early as three years from the date of grant if certain long-term incentive performance targets are met or exceeded. Performance-driven restricted stock granted in 2002 may be earned in three or four years from the date of the grant depending upon the achievement level of certain long-term incentive performance targets. If performance targets are not achieved, 100 percent of the grant will be forfeited. Holders of the restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

      Performance-based stock awards (82,200 shares awarded in 2000 at a fair market value per share of $24.44) vest at the end of a three-year period from the date of grant, based on total shareholder return relative to the applicable stock and industry indices specified at the time of each award. Vested shares with respect to performance periods beginning in 1998 and 1997 totaled 26,646 in 2001 and 70,361 in 2000, respectively. No shares from the 1999 performance period vested in 2002. Throughout the performance period, holders of the performance-based stock have the right to receive dividends and vote the shares but may not sell, assign, transfer, pledge or otherwise encumber the stock. There were no performance-based stock awards granted in 2002 or 2001.

      Viad applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based and restricted stock awards, which gave rise to compensation expense aggregating $4.5 million, $1.3 million, and $727,000 in 2002, 2001, and 2000, respectively. Refer to Note 1 for a discussion of the pro forma impact of stock options on reported net income.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to stock options for the years ended December 31 is as follows:

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at December 31, 1999	6,904,621	$15.27
Granted	995,403	24.47
Exercised	(1,924,706)	10.57
Canceled	(178,028)	25.74

Options outstanding at December 31, 2000	5,797,290	18.09	4,451,659
Granted	2,006,617	23.80
Exercised	(1,739,109)	12.10
Canceled	(414,130)	25.61

Options outstanding at December 31, 2001	5,650,668	21.40	3,466,201
Granted	1,082,217	27.01
Exercised	(703,923)	16.12
Canceled	(568,497)	25.30

Options outstanding at December 31, 2002	5,460,465	22.80	3,711,237

      The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 5.51 to $16.25	882,056	2.4 years	$12.86	882,056	$12.86
$18.34 to $24.24	1,009,516	7.1 years	19.70	694,516	19.25
$24.44 to $25.05	1,120,246	6.1 years	24.60	1,083,246	24.59
$25.20 to $26.39	1,070,147	8.0 years	25.23	561,519	25.24
$27.32 to $29.50	1,378,500	8.2 years	28.08	489,900	29.46

$ 5.51 to $29.50	5,460,465	6.6 years	22.80	3,711,237	21.54

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Income Taxes

      Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at December 31 related to the following:

	2002	2001

	(in thousands)
Property and equipment	$(28,855)	$(29,636)
Deferred income	3,753	3,581
Pension, compensation and other employee benefits	56,991	45,149
Provisions for losses	48,397	49,233
Unrealized gain on securities classified as available-for-sale	(57,619)	(19,102)
Unrealized loss on derivative financial instruments	96,070	33,975
State income taxes	20,534	16,011
Tax credit carryforwards	30,772	24,936
Other deferred income tax assets	16,011	16,341
Other deferred income tax liabilities	(28,769)	(22,512)

	157,285	117,976
Foreign deferred tax liabilities included above	10,748	10,704

United States deferred tax assets	$168,033	$128,680

      The $30.8 million of tax credit carryforwards at December 31, 2002 consist of $6.5 million of foreign tax credit carryforwards that expire in 2005 and 2006, $8.1 million of general business credit carryforwards that expire in 2019 through 2021, and $16.2 million of alternative minimum tax carryforwards that can be carried forward indefinitely.

      Income tax expense (benefit) on income before change in accounting principle for the years ended December 31 consisted of the following:

	2002	2001	2000

	(in thousands)
Current:
United States:
Federal	$4,700	$15,739	$(2,262)
State	21,224	7,259	2,324
Foreign	10,041	9,094	13,451

	35,965	32,092	13,513
Deferred	4,369	(36,480)	12,705

Income tax expense (benefit)	$40,334	$(4,388)	$26,218

      Certain tax benefits related primarily to stock option exercises and dividends paid to the ESOP totaling $2.6 million, $6.7 million, and $8.4 million in 2002, 2001, and 2000, respectively, were credited to common stock and other equity.

      Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the income tax expense (benefit) on income before change in accounting principle and the amount that would be computed using statutory federal income tax rates for the years ended December 31 is as follows:

	2002		2001		2000

	(in thousands)
Computed income taxes at statutory federal income tax rate of 35%	$53,958	35.0%	$16,361	35.0%	$58,463	35.0%
Nondeductible goodwill amortization	—	0.0%	3,443	7.4%	3,337	2.0%
State income taxes	13,704	8.9%	1,672	3.6%	3,075	1.8%
Other, net	(5,626)	(3.6)%	364	0.7%	(1,582)	(0.9)%

Provision for income taxes before the effect of tax-exempt income	62,036	40.3%	21,840	46.7%	63,293	37.9%
Tax-exempt income	(21,702)	(14.1)%	(26,228)	(56.1)%	(37,075)	(22.2)%

Income tax expense (benefit)	$40,334	26.2%	$(4,388)	(9.4)%	$26,218	15.7%

      United States and foreign income before income taxes and change in accounting principle for the years ended December 31 was as follows:

	2002	2001	2000

	(in thousands)
United States	$125,325	$22,865	$135,798
Foreign	28,842	23,881	31,239

Income before income taxes and change in accounting principle	$154,167	$46,746	$167,037

Note 15.     Pension and Other Postretirement Benefits

      Pension Benefits. Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans as described in Note 12. In addition, Viad retained the obligations for such benefits for employees of certain sold businesses. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost for defined benefit plans for the years ended December 31 includes the following components:

	2002	2001	2000

	(in thousands)
Service cost	$2,827	$2,592	$2,433
Interest cost	12,334	12,144	11,686
Expected return on plan assets	(13,245)	(13,538)	(12,816)
Amortization of prior service cost	786	955	835
Recognized net actuarial loss	462	344	629

Net periodic pension cost	$3,164	$2,497	$2,767

      Contributions to multiemployer pension plans totaled $16.6 million, $14.6 million, and $16.5 million in 2002, 2001, and 2000, respectively. Costs of 401(k) defined contribution and other pension plans totaled $2.3 million, $2.1 million, and $2.5 million in 2002, 2001, and 2000, respectively.

      The following table indicates the plans’ funded status and amounts recognized in Viad’s Consolidated Balance Sheets at December 31:

	Funded Plans		Unfunded Plans

	2002	2001	2002	2001

	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$129,784	$123,069	$46,235	$37,223
Service cost	1,343	1,262	1,484	1,330
Interest cost	9,079	8,983	3,255	3,161
Plan amendments	—	(5,589)	32	3,895
Actuarial adjustments	7,647	9,585	2,726	3,433
Curtailments	—	—	—	(56)
Benefits paid	(8,234)	(7,526)	(3,000)	(2,751)

Benefit obligation at end of year(1)	139,619	129,784	50,732	46,235

Change in plan assets:
Fair value of plan assets at beginning of year	121,487	133,168	—	—
Actual return on plan assets	(6,197)	(4,183)	—	—
Company contributions	41	28	3,000	2,751
Benefits paid	(8,234)	(7,526)	(3,000)	(2,751)

Fair value of plan assets at end of year	107,097	121,487	—	—

Funded status	(32,522)	(8,297)	(50,732)	(46,235)
Unrecognized net transition asset	—	(77)	—	—
Unrecognized prior service cost (reduction)	(3,794)	(4,150)	6,529	7,718
Unrecognized actuarial loss	52,893	25,804	11,887	9,622

Net amount recognized	$16,577	$13,280	$(32,316)	$(28,895)

(1)	The accumulated benefit obligation for the funded pension plans was $138.2 million and $128.2 million as of December 31, 2002 and 2001, respectively, and the accumulated benefit obligation for the unfunded pension plans was $42.2 million and $38.4 million as of December 31, 2002 and 2001, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The total amounts recognized in Viad’s Consolidated Balance Sheets at December 31 were as follows:

	Funded Plans		Unfunded Plans

	2002	2001	2002	2001

	(in thousands)
Net accrued pension liability	$(31,104)	$(4,204)	$(42,450)	$(38,560)
Intangible asset	360	—	4,726	6,012
Deferred tax asset	16,562	6,119	1,893	1,279
Accumulated other comprehensive income	30,759	11,365	3,515	2,374

Net amount recognized	$16,577	$13,280	$(32,316)	$(28,895)

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

      The net periodic postretirement benefit cost for the years ended December 31 included the following components:

	2002	2001	2000

	(in thousands)
Service cost	$428	$332	$315
Interest cost	2,725	2,591	2,604
Expected return on plan assets	(148)	(383)	(372)
Amortization of prior service cost	(959)	(643)	(645)
Recognized net actuarial loss (gain)	713	(82)	(77)

Net periodic postretirement benefit cost	$2,759	$1,815	$1,825

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The status of the plans as of December 31 is set forth below:

	2002	2001

	(in thousands)
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$36,573	$34,894
Service cost	428	332
Interest cost	2,725	2,591
Actuarial adjustments	12,808	1,657
Plan amendments	(3,636)	—
Benefits paid	(2,692)	(2,901)

Benefit obligation at end of year	46,206	36,573

Change in plan assets:
Fair value of plan assets at beginning of year	5,583	11,719
Actual return on plan assets	33	(6,136)
Company contributions	2,692	2,901
Benefits paid	(2,692)	(2,901)

Fair value of plan assets at end of year	5,616	5,583

Funded status	(40,590)	(30,990)
Unrecognized prior service reduction	(8,865)	(6,157)
Unrecognized net actuarial loss	17,281	5,041

Accrued postretirement benefit cost	$(32,174)	$(32,106)

      The assumed health care cost trend rate used in measuring the 2002 accumulated postretirement benefit obligation was 10 percent for the year 2003, gradually declining to 5 percent by the year 2008 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2001 accumulated postretirement benefit obligation was 6 percent in 2001, declining to 5 percent in 2002.

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $4.6 million and the ongoing annual expense by approximately $410,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $4.0 million and the ongoing annual expense by approximately $349,000.

      Weighted Average Assumptions. Weighted average assumptions used at December 31 were as follows:

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.75%	10.00%	3.75%	3.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

Note 16.     Leases

      Viad has entered into operating leases for the use of certain of its offices, equipment, and other facilities. These leases expire over periods ranging from one to 12 years, and some of which provide for renewal options

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ranging from one to 28 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

      At December 31, 2002, Viad’s future minimum rental payments and related sublease rentals receivable with respect to noncancelable operating leases with terms in excess of one year were as follows:

		Receivable
	Rental	Under
	Payments	Subleases

	(in thousands)
2003	$31,857	$5,365
2004	27,742	4,540
2005	23,791	3,978
2006	19,028	3,105
2007	17,518	2,369
Thereafter	66,901	7,283

Total	$186,837	$26,640

      Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2002	2001	2000

	(in thousands)
Minimum rentals	$40,665	$40,002	$38,809
Sublease rentals	(3,086)	(2,607)	(2,613)

Total rentals, net	$37,579	$37,395	$36,196

Note 17.     Litigation, Claims and Other Contingencies

      Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability at December 31, 2002, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements.

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

      As of December 31, 2002, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at December 31, 2002 would be $60.4 million. At December 31, 2002, the aggregate guarantees related to leased facilities were $34.6 million, and expire through December 2006. At December 31, 2002, the

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate guarantees related to credit or loan arrangements with banks were $25.8 million of which, $5.8 million expire through September 2003 and $20.0 million is subject to an ongoing guarantee by a Viad subsidiary commensurate with its subsidiary’s credit facility which has no expiration date. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

      The Payment Services segment has agreements with certain investors to provide funds related to investments in collateralized private equity obligations. As of December 31, 2002, the total amount of unfunded commitments related to these agreements was $21.0 million.

Note 18.     Subsequent Event

      In January 2003, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express, acquired the 49 percent minority interest in MoneyGram International Limited (“MIL”) from Travelex Group (“Travelex”). MIL, a London-based joint venture between MoneyGram and Travelex, provides international money transfer services primarily in Europe, Africa, Australia and Asia. Prior to the acquisition, MoneyGram owned a 51 percent interest in MIL. In connection with the transaction, MoneyGram paid approximately $98 million to Travelex. In addition, MIL paid a dividend to Travelex of approximately $8 million concurrent with the transaction.

Note 19.     Segment Information

      Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items.

      The accounting policies of the operating segments are the same as those described in Note 1, except that an adjustment is made to the Payment Services segment to present revenues and operating income on a taxable equivalent basis as though amounts were invested in taxable investments. Consolidated revenues, operating income and interest expense for 2000 also reflect the elimination of intercompany interest payments on investments in Viad commercial paper by a Payment Services subsidiary as well as intersegment sales and transfers. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments.

      Viad’s two reportable segments are Payment Services and Convention and Event Services. The Payment Services segment sells money orders through agents, performs official check and negotiable instrument clearing services for banks and credit unions, and provides cash access services to gaming establishments throughout the United States. In addition, the segment provides consumer money wire transfer services throughout the world. The Convention and Event Services segment provides decorating, installation and dismantling, and electrical, transportation and management services for conventions, tradeshows, associations and other corporate events; and designs and builds convention, tradeshow, museum and other exhibits and displays throughout the world.

      The remaining categories represent Travel and Recreation Services businesses below reportable segment quantitative thresholds, sold businesses not classified as discontinued operations, and corporate activities. These categories are presented to reconcile to total results. Travel and Recreation Services includes Viad’s Canadian travel tour service subsidiary, which operates tours and charters in the Canadian Rockies, conducts hotel operations and snowcoach tours of the Columbia Icefield and offers gondola rides of Sulphur Mountain; and Glacier Park, Inc., which operates historic lodges in and around Glacier National Park.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables:

	2002	2001	2000

	(in thousands)
Revenues:
Payment Services	$838,669	$760,740	$671,683
Convention and Event Services	786,233	884,044	1,032,115

Reportable segments	1,624,902	1,644,784	1,703,798
Travel and Recreation Services	58,253	61,453	72,508

Subtotal, ongoing operations	1,683,155	1,706,237	1,776,306
Sold travel and recreation businesses	—	—	19,023
Intercompany interest elimination	—	—	(2,297)
Less taxable equivalent adjustment(1)	(36,171)	(46,847)	(66,224)

	$1,646,984	$1,659,390	$1,726,808

Operating income before restructuring charges and other items(2):
Payment Services	$190,570	$176,615	$160,055
Convention and Event Services	36,454	32,563	75,510

Reportable segments	227,024	209,178	235,565
Travel and Recreation Services	13,743	14,698	19,123

Subtotal, ongoing operations	240,767	223,876	254,688
Sold travel and recreation businesses	—	—	2,467
Corporate activities	(17,114)	(12,029)	(9,783)
Intercompany interest elimination	—	—	(2,297)
Less taxable equivalent adjustment(1)	(36,171)	(46,847)	(66,224)

	187,482	165,000	178,851
Other investment income	10,531	5,652	13,115
Interest expense	(19,268)	(25,936)	(25,303)
Restructuring charges and other items:
Payment Services	(440)	(5,947)	—
Convention and Event Services	(18,582)	(87,045)	(8,677)
Corporate	80	(3,652)	10,768
Minority interests	(5,636)	(1,326)	(1,717)

Income before income taxes and change in accounting principle	$154,167	$46,746	$167,037

(1)	The taxable equivalent adjustment for Payment Services’ income from tax-exempt securities is calculated based on an income tax rate of approximately 39% (revised to 35% as of July 1, 2002).

(2)	Includes amortization of goodwill of $8.2 million and $8.1 million for 2001 and 2000, respectively, for the Payment Services segment; $7.8 million and $7.5 million for 2001 and 2000, respectively, for the Convention and Event Services segment; and $856,000 and $859,000 for 2001 and 2000, respectively, for the Travel and Recreation Services businesses.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(in thousands)
Assets:
Payment Services(1)	$8,740,596	$7,443,826	$5,618,400
Convention and Event Services	431,384	497,216	591,186

Reportable segments	9,171,980	7,941,042	6,209,586
Travel and Recreation Services	88,590	76,709	79,590

Subtotal, ongoing operations	9,260,570	8,017,751	6,289,176
Corporate and other	429,958	362,740	262,316

	$9,690,528	$8,380,491	$6,551,492

Depreciation and amortization:(2)
Payment Services	$26,691	$31,680	$28,071
Convention and Event Services	18,963	30,965	32,275

Reportable segments	45,654	62,645	60,346
Travel and Recreation Services	3,570	4,219	4,176

Subtotal, ongoing operations	49,224	66,864	64,522
Sold travel and recreation businesses	—	—	1,163
Corporate and other	2,259	2,232	2,915

	$51,483	$69,096	$68,600

Capital expenditures:
Payment Services	$26,842	$32,225	$24,810
Convention and Event Services	11,226	15,143	13,321

Reportable segments	38,068	47,368	38,131
Travel and Recreation Services	2,045	1,997	4,634

Subtotal, ongoing operations	40,113	49,365	42,765
Sold travel and recreation businesses	—	—	62
Corporate and other	114	418	2,379

	$40,227	$49,783	$45,206

(1)	Includes investments available or restricted for payment service obligations of $8.2 billion (2002), $6.9 billion (2001), and $5.1 billion (2000).

(2)	Includes amortization of goodwill of $8.2 million and $8.1 million for 2001 and 2000, respectively, for the Payment Services segment; $7.8 million and $7.5 million for 2001 and 2000, respectively, for the Convention and Event Services segment; and $856,000 and $859,000 for 2001 and 2000, respectively, for the Travel and Recreation Services businesses.

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

	2002	2001	2000

	(in thousands)
Revenues:
United States	$1,453,703	$1,442,577	$1,521,161
Foreign	193,281	216,813	205,647

Total revenues	$1,646,984	$1,659,390	$1,726,808

Long-lived assets:
United States	$235,179	$270,292	$322,927
Foreign	62,880	57,903	66,197

Total long-lived assets	$298,059	$328,195	$389,124

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(in thousands, except per share data)
2002
Revenues:(1)	$445,021	$408,511	$417,977	$375,475	$1,646,984

Operating income:(1)
Ongoing operations(2)	$52,525	$56,571	$55,946	$39,554	$204,596
Corporate activities(3)	(4,126)	(6,307)	(3,989)	(2,692)	(17,114)
Restructuring charges(4)	—	—	413	(19,355)	(18,942)

Operating income	$48,399	$50,264	$52,370	$17,507	$168,540

Net income (loss)(5)	$(5,395)	$32,266	$35,617	$13,606	$76,094
Diluted net income (loss) per common share	(0.06)	0.36	0.41	0.15	0.86
Basic net income (loss) per common share	(0.06)	0.36	0.41	0.16	0.87
Taxable equivalent adjustment(1)	10,257	10,036	7,989	7,889	36,171
2001
Revenues:(1)	$459,564	$444,566	$390,086	$365,174	$1,659,390

Operating income:(1)
Ongoing operations(2)	$44,886	$58,001	$37,175	$36,967	$177,029
Corporate activities(3)	(4,841)	(3,953)	(1,709)	(1,526)	(12,029)
Restructuring charges(4)	—	—	(62,370)	—	(62,370)
Litigation settlement and costs(6)	—	(29,274)	—	—	(29,274)
Other charges(7)	—	—	(5,000)	—	(5,000)

Operating income	$40,045	$24,774	$(31,904)	$35,441	$68,356

Net income (loss)	$24,302	$17,409	$(15,764)	$25,187	$51,134
Diluted net income (loss) per common share	0.28	0.20	(0.19)	0.29	0.58
Basic net income (loss) per common share	0.28	0.20	(0.19)	0.29	0.58
Taxable equivalent adjustment(1)	12,902	12,777	10,950	10,218	46,847

(1)	Viad’s Payments Services subsidiaries invest substantial amounts in tax-exempt securities. On a taxable equivalent basis using a combined tax rate of approximately 39% (declining to 35% as of July 1, 2002), revenues and operating income would be higher by the taxable equivalent adjustments shown above.

(2)	Represents revenues less costs of services and costs of products sold.

(3)	In the second quarter of 2002, Viad recorded a charge of $2.5 million for legal, investment banking and other costs incurred in connection with a contemplated initial public offering of Travelers Express. The third and fourth quarters of 2001 include a reversal of expense provisions associated with certain of Viad’s incentive plans because aggressive targets were not achieved.

(4)	In the fourth quarter of 2002, Viad recorded restructuring charges totaling $19.3 million associated with the closure and consolidation of certain facilities, severance and other employee benefits. Viad had recorded restructuring charges totaling $62.4 million in the third quarter of 2001, of which $413,000 was reversed in the third quarter of 2002 as certain actual costs incurred were less than original estimates.

(5)	Effective in the first quarter 2002, upon adoption of SFAS No. 142, Viad recorded an impairment charge of $40.0 million ($37.7 million after-tax) related to the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. This charge was recorded as a change in accounting principle.

(6)	In the second quarter of 2001, Viad recorded a charge totaling $29.3 million representing primarily the write-off of net receivables and prepayments made to Key3Media.

(7)	In the third quarter of 2001, Viad’s Payment Service subsidiary recorded a charge totaling $5.0 million resulting from the bankruptcy of a large money order agent.

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

/s/ ROBERT H. BOHANNON Robert H. Bohannon Chairman, President and Chief Executive Officer	/s/ ELLEN M. INGERSOLL Ellen M. Ingersoll Chief Financial Officer	/s/ G. MICHAEL LATTA G. Michael Latta Vice President — Controller

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Viad Corp:

      We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
_______________________________________ Deloitte & Touche LLP

Phoenix, Arizona

February 7, 2003

EXHIBIT INDEX

EXHIBITS. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through August 15, 1996, filed as Exhibit 3.A to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.
3.B	Copy of Bylaws of Viad Corp, as amended through November 19, 1998, filed as Exhibit 3.B to Viad Corp’s 1998 Form 10-K, is hereby incorporated by reference.
4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.
4.B	Copy of Amended and Restated Credit Agreement (Long-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.
4.B1	Copy of Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.B to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.
4.B2	Copy of First Amendment dated October 3, 2001 to Amended and Restated Credit Agreement (Long Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.B2 to Viad Corp’s Form 10-K for the period ended December 31, 2001, is hereby incorporated by reference.
4.B3	Copy of U.S. $168,000,000 First Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 30, 2002, filed as Exhibit 4 to Viad Corp’s Form 10-Q for the period ended September 30, 2002, is hereby incorporated by reference.
10.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+
10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through May 14, 2002, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2002,is hereby incorporated by reference.+
10.C1	Copy of Performance Driven Restricted Stock Agreement, as amended March 26, 2002, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.+
10.C2	Copy of Restricted Stock Agreement (periodic vesting) pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.C3	Copy of Restricted Stock Agreement (three year cliff vesting) as amended March 26, 2002, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended March 31, 2002, is hereby incorporated by reference.+
10.D	Copy of Viad Corp Management Incentive Plan, as amended November 21, 2002.+*
10.E	Copy of Viad Corp Performance Unit Incentive Plan, as amended August 15, 2001, filed as Exhibit 10.E to Viad Corp’s Form 10-K for the period ended December 31, 2001, is hereby incorporated by reference.+
10.F	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10.D to Viad Corp’s Second Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.G	Copy of Viad Corp Deferred Compensation Plan, Amended and Restated as of November 21, 2002.+*
10.H1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 15, 2001, between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit 10.F(i) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+

EXHIBITS. #

10.H2	Copy of forms of Viad Corp Amended and Restated Executive Severance Plans covering certain executive officers, filed as Exhibit 10.F(ii) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.I	Copy of Employment Agreement between Viad Corp and Robert H. Bohannon dated April 1, 1998, filed as Exhibit 10 to Viad Corp’s First Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.J	Copy of Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.M to Viad Corp’s 1994 Form 10-K, is hereby incorporated by reference.+
10.J1	Copy of First Amendment, dated as of May 8, 2001, to the Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2001, is hereby incorporated by reference.+
10.K	Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending June 30, 2001, is hereby incorporated by reference.+
10.L	Copy of Travelers Express Company, Inc. Supplemental Pension Plan, restated as of January 1, 2001, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ending September 30, 2001, is hereby incorporated by reference.+
10.M	Copy of GES Exposition Services, Inc. Supplemental Executive Retirement Plan, restated as of January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending September 30, 2001, is hereby incorporated by reference.+
10.N	Copy of Deferred Compensation Plan for Directors of Viad Corp, as Amended and Restated November 21, 2002.+*
10.O	Copy of Viad Corp Director’s Charitable Award Program as amended through March 15, 1996, filed as Exhibit 10.T to Viad Corp’s 1995 Form 10-K, is hereby incorporated by reference.+
10.P	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
21	List of Subsidiaries of Viad Corp.*
23	Independent Auditors’ Consent to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this report.*
24	Power of Attorney signed by Directors of Viad Corp.*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.