Form 10-Q
period 2003-03-31
VIAD CORP
filed 2003-05-15
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
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

Yes   [X]      No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   [X]      No   [   ]

As of April 30, 2003, 88,416,582 shares of Common Stock ($1.50 par value) were outstanding.

PART I. Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
EX-10.A1
EX-10.A2
EX-10.B
EX-10.C1
EX-10.C2
EX-99.1
EX-99.2

PART I. Financial Information

Item 1. Financial Statements

VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		December 31,
	March 31, 2003	2002

		(as restated, See Note 2)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$40,926	$57,219
Other investments in securities	162,409	246,338
Receivables, net	72,783	50,818
Inventories	38,855	41,839
Deferred income taxes	51,813	55,747
Other current assets	37,385	35,366

	404,171	487,327
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	1,961,105	1,904,015

Total current assets	2,365,276	2,391,342
Investments available or restricted for payment service obligations	6,398,868	6,268,080
Property and equipment, net	247,296	248,099
Other investments and assets	62,366	58,079
Deferred income taxes	114,771	125,894
Goodwill	648,658	549,461
Other intangible assets, net	34,938	34,474

Total Assets	$9,872,173	$9,675,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,835	$63,188
Other current liabilities	241,920	230,857
Current portion of long-term debt	103,978	103,995

	404,733	398,040
Payment service obligations	8,099,454	7,945,760

Total current liabilities	8,504,187	8,343,800
Long-term debt	251,553	257,662
Pension and other postretirement benefits	112,272	110,895
Derivative financial instruments	114,247	126,527
Other deferred items and insurance liabilities	139,012	133,288
Minority interests	11,098	18,659
$4.75 Redeemable preferred stock	6,711	6,704
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610
Additional capital	208,805	215,872
Retained income	795,487	781,441
Unearned employee benefits and other	(61,585)	(66,143)
Accumulated other comprehensive income (loss):
Unrealized gain on securities classified as available-for-sale	116,048	91,640
Unrealized loss on derivative financial instruments	(145,410)	(150,557)
Cumulative foreign currency translation adjustments	(3,864)	(9,655)
Minimum pension liability adjustment	(34,274)	(34,274)
Common stock in treasury, at cost, 11,318,031 and 11,638,090 shares	(291,724)	(300,040)

Total common stock and other equity	733,093	677,894

Total Liabilities and Stockholders’ Equity	$9,872,173	$9,675,429

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,

	2003	2002

		(as restated, See Note 2)
	(in thousands, except per share data)
Revenues:
Convention show services	$174,942	$193,379
Payment services transaction fees	114,444	98,304
Payment services investment income	74,567	82,541
Exhibit design and construction	47,114	61,428
Hospitality and recreation services	3,282	3,170

Total revenues	414,349	438,822

Costs and expenses:
Costs of services	327,872	333,724
Costs of products sold	49,305	58,772
Corporate activities and minority interests	3,745	4,560
Net interest expense	3,048	3,789

Total costs and expenses	383,970	400,845

Income before income taxes and change in accounting principle	30,379	37,977
Income tax expense	8,348	9,581

Income before change in accounting principle	22,031	28,396
Change in accounting principle, net of tax	—	(37,739)

Net income (loss)	$22,031	$(9,343)

Diluted income (loss) per common share
Income per share before change in accounting principle	$0.25	$0.33
Change in accounting principle, net of tax	—	(0.44)

Net income (loss) per common share	$0.25	$(0.11)

Average outstanding and potentially dilutive common shares	86,326	86,728

Basic income (loss) per common share
Income per share before change in accounting principle	$0.25	$0.33
Change in accounting principle, net of tax	—	(0.44)

Net income (loss) per common share	$0.25	$(0.11)

Average outstanding common shares	86,008	86,095

Dividends declared per common share	$0.09	$0.09

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,

	2003	2002

		(as restated, See Note 2)
	(in thousands)
Net income (loss)	$22,031	$(9,343)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense	30,222	—
Holding losses arising during the period, net of tax benefit	(3,092)	(20,954)
Reclassification adjustment for net realized gains included in net income (loss), net of tax expense	(2,722)	(2,149)

	24,408	(23,103)

Unrealized gains on derivative financial instruments:
Holding gains (losses) arising during the period, net of tax	(16,254)	10,855
Net reclassifications from other comprehensive income to net income (loss), net of tax benefit	21,401	18,712

	5,147	29,567

Unrealized foreign currency translation gains (losses)	5,791	(341)

Other comprehensive income	35,346	6,123

Comprehensive income (loss)	$57,377	$(3,220)

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2003	2002

		(as restated, See Note 2)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$22,031	$(9,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,215	13,157
Deferred income taxes	(3,806)	739
Change in accounting principle	—	40,000
Investment impairment charges	20,813	6,199
Gains on dispositions of property and other assets	(4,842)	(3,528)
Other noncash items, net	6,263	2,142
Change in operating assets and liabilities:
Receivables	(23,109)	(33,220)
Inventories	2,984	6,212
Accounts payable	(4,353)	3,604
Other assets and liabilities, net	13,017	27,525

	41,213	53,487
Change in payment service assets and obligations, net	144,735	12,333

Net cash provided by operating activities	185,948	65,820

Cash flows from investing activities:
Capital expenditures	(7,206)	(7,004)
Acquisition of minority interest, net of proceeds from disposals of property and other assets	(97,633)	11
Proceeds from sales and maturities of available-for-sale securities	855,891	719,048
Proceeds from maturities of held-to-maturity securities	283,690	163,742
Purchases of available-for-sale securities	(1,215,506)	(639,053)
Purchases of held-to-maturity securities	—	(291,606)

Net cash used in investing activities	(180,764)	(54,862)

Cash flows from financing activities:
Payments on long-term borrowings	(207)	(210)
Net change in short-term borrowings	(6,000)	(5,457)
Dividends paid on common and preferred stock	(8,039)	(8,043)
Dividend paid to minority interest	(8,115)	—
Proceeds from exercise of stock options	884	3,124
Purchases of common stock for treasury	—	(1,219)

Net cash used in financing activities	(21,477)	(11,805)

Net decrease in cash and cash equivalents	(16,293)	(847)
Cash and cash equivalents, beginning of year	57,219	46,593

Cash and cash equivalents, end of period	$40,926	$45,746

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Preparation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements of Viad Corp (Viad or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of MoneyGram International Limited (MIL), which was a majority-owned subsidiary prior to the acquisition of the remaining minority interest by the Company in January 2003. See Note 4, “Acquisition of Minority Interest.” All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

     Viad’s Payment Services segment participates in various trust arrangements (special-purpose entities) related to structured investments within its investment portfolio, official check processing agreements with financial institutions, and the sale of certain receivables. Certain structured investments owned by Viad represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation (CDO equity), or in some cases, a limited partnership interest. For certain of these trusts, Payment Services owns the majority of the beneficial interests, and therefore, consolidates those trusts by recording and accounting for the assets of the trust separately in Viad’s consolidated financial statements.

     In connection with its official check business, the Payment Services segment has established separate trust entities and processes that provide certain financial institution customers additional assurance of the Company’s ability to clear their official checks. The assets, liabilities, revenues and expenses associated with these arrangements are consolidated in Viad’s financial statements. Additionally, the Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents. These receivables are sold to a commercial paper conduit and represent a small percentage of the total assets in such conduit. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets and liabilities associated with the conduit, including the sold receivables, are not recorded or consolidated in Viad’s financial statements.

     See Note 13, “Recent Accounting Pronouncements,” for further information regarding consolidation of variable interest entities.

Note 2 – Restatement of Financial Statements

     Viad’s Payment Services float portfolio of approximately $7.3 billion (consisting of $6.4 billion of “Investments available or restricted for payment service obligations” and $869.2 million of cash and investments included under “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations”) consists primarily of mortgage-backed and other asset-backed securities, state and municipal government obligations and corporate debt securities. Included in other asset-backed securities were certain structured investments, which the Payment Services segment began purchasing in 1999. These structured investments are designed to be “principal-protected” and generally consist of a zero coupon U.S. Treasury or government agency strip security combined with a CDO equity. In certain cases, the structured investment consists of an investment grade security and a limited partnership interest. At maturity, the amount of the zero coupon or investment grade security generally equals the purchase price of the total structured investment. The structured investments are typically held in the form of a note issued by a trust, which had purchased the two underlying securities described above. At March 31, 2003, the total value recorded of structured notes held in the portfolio was approximately $213 million, after the adjustment described below.

     Payment Services routinely performs a review of the actual and projected cash flows related to the structured notes and historically applied the accounting treatment prescribed by Emerging Issues Task Force Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes” (EITF 96-12). Furthermore, these structured notes were accounted for as single debt instruments, representing the combined characteristics of the individual securities. The accounting treatment under EITF 96-12 generally provides for a level yield over the life of the investment and requires a retrospective adjustment to interest income upon a change in projected cash flows.

     Subsequent to the issuance of its financial statements for the year ended December 31, 2002, and prior to the announcement of first quarter 2003 earnings, it was determined that the majority of the structured notes should have been accounted for under the provisions of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20). EITF 99-20 generally requires those applicable investments to be written down to fair value when an adverse change in actual or projected cash flows occurs.

     It was also determined that certain of these structured notes should have been consolidated in the financial statements to the extent that Payment Services owned a majority of the beneficial interests in the trust which was formed to create the structured note. Consolidation of these trusts requires that the two components of the structured note be accounted for as separate securities in the financial statements in contrast to the single debt instrument approach previously taken. The effect of the consolidation is that increases in the market value of the U.S. treasury strips cannot offset other-than-temporary impairment losses on the equity component. Also, CDO equity should have been accounted for under EITF 99-20, and the equity method of accounting should have been applied to the structured notes containing limited partnership interests. Under the equity method, a proportionate share of income or losses should be recorded as an adjustment to the original investment amount and reflected through earnings.

     Based on the retroactive application of EITF 99-20, the equity method of accounting, and the consolidation of the individual securities within the structured notes for which Payment Services owns a majority of the related trust, it was determined that aggregate impairment losses and interest income adjustments of $60.0 million (pre-tax) related to the structured note investments should be recorded. The aggregate remaining equity component of the structured notes, after the adjustments, is approximately $46 million, representing less than one percent of the total float portfolio value. Based on the timing of the changes in cash flows, and the effects of consolidating certain structured note investments, the impairment losses and adjustments did not relate exclusively to the first quarter of 2003, but also related to the 2002 and 2001 financial results. The impairment losses and interest income adjustments were recorded in the Consolidated Statements of Income under “Payment services investment income,” except for $3.0 million ($1.9 million after-tax) of the 2001 adjustment which represents a cumulative effect of a change in accounting principle related to EITF 99-20, effective April 1, 2001. The reduction in net income was $18.2 million, or $0.21 per diluted share for 2002 and $6.5 million, or $0.08 per diluted share for 2001 (including the cumulative change adjustment described above). Furthermore, the CDO equity and limited partnership interests are classified in “Other asset-backed securities” and the zero coupon treasury strips are classified as “U.S. government agencies.” See Note 5, “Assets and Investments Available or Restricted for Payment Service Obligations.”

     Viad intends to restate its 2002 and 2001 consolidated financial statements to reflect the adjustments described above.

     A summary of the significant effects of the restatement on Viad’s Consolidated Statements of Income and related segment data is presented below. Certain reclassifications have been made to the As Previously Reported amounts to conform to the current presentation. The change in accounting principle in 2002 reflects the retroactive application of SFAS 142.

			Year ended December 31,
	Three months ended
	March 31, 2002		2002		2001

	(as		(as		(as
	previously		previously		previously
	reported)	(as restated)	reported)	(as restated)	reported)	(as restated)

	(in thousands)
Total Company:
Total revenues	$445,021	$438,822	$1,646,984	$1,618,105	$1,659,390	$1,652,022

Income before income taxes and changes in accounting principles	$44,176	$37,977	$154,167	$125,288	$46,746	$39,378
Income tax expense (benefit)	11,832	9,581	40,334	29,663	(4,388)	(7,110)

Income before changes in accounting principles	32,344	28,396	113,833	95,625	51,134	46,488
Changes in accounting principles, net of tax	(37,739)	(37,739)	(37,739)	(37,739)	—	(1,884)

Net income (loss)	$(5,395)	$(9,343)	$76,094	$57,886	$51,134	$44,604

Diluted income (loss) per common share:
Income per share before changes in accounting principles	$0.37	$0.33	$1.30	$1.09	$0.58	$0.52
Changes in accounting principles, net of tax	(0.44)	(0.44)	(0.44)	(0.44)	—	(0.02)

Net income (loss) per common share	$(0.07)	$(0.11)	$0.86	$0.65	$0.58	$0.50

Basic income (loss) per common share:
Income per share before changes in accounting principles	$0.37	$0.33	$1.31	$1.10	$0.58	$0.53
Changes in accounting principles, net of tax	(0.44)	(0.44)	(0.44)	(0.44)	—	(0.02)

Net income (loss) per common share	$(0.07)	$(0.11)	$0.87	$0.66	$0.58	$0.51

Payment Services segment:
Revenue	$187,044	$180,845	$802,498	$773,619	$713,893	$706,525

Operating income	$31,784	$25,585	$154,399	$125,520	$129,768	$122,400

     A summary of the significant effects of the restatement on Viad’s Consolidated Balance Sheets is as follows:

	December 31, 2002		December 31, 2001

	(as		(as
	previously		previously
	reported)	(as restated)	reported)	(as restated)

	(in thousands)
Investments available or restricted for payment service obligations	$6,304,906	$6,268,080	$5,450,850	$5,442,615
Other investments and assets	49,960	58,079	67,715	67,715
Deferred income taxes	112,286	125,894	82,764	85,807
Minority interests	10,540	18,659	5,284	5,284
Retained income	806,179	781,441	762,008	755,478
Accumulated other comprehensive income (loss):
Unrealized gain on securities classified as available-for-sale	90,120	91,640	29,876	31,214

     A summary of the significant effects of the restatement on Viad’s Quarterly Consolidated Statements of Income and related segment data for 2002 and 2001 is presented below. Certain reclassifications have been made to the As Previously Reported amounts to conform to the current presentation. The change in accounting principle in 2002 reflects the retroactive application of SFAS 142.

	2002 First Quarter		2002 Second Quarter		2002 Third Quarter		2002 Fourth Quarter

	(As		(As		(As		(As
	Previously		Previously		Previously		Previously
	Reported)	(As Restated)	Reported)	(As Restated)	Reported)	(As Restated)	Reported)	(As Restated)

	(in thousands)
Total Company:
Revenue	$445,021	$438,822	$408,511	$404,401	$417,977	$412,649	$375,475	$362,233

Income before change in accounting principle	$32,344	$28,396	$32,266	$29,715	$35,617	$32,257	$13,606	$5,257
Change in accounting principle	(37,739)	(37,739)	—	—	—	—	—	—

Net income (loss)	$(5,395)	$(9,343)	$32,266	$29,715	$35,617	$32,257	$13,606	$5,257

Diluted income (loss) per common share:
Income before change in accounting principle	$0.37	$0.33	$0.36	$0.34	$0.41	$0.37	$0.15	$0.06
Change in accounting principle	(0.44)	(0.44)	—	—	—	—	—	—

Net income (loss) per share	$(0.07)	$(0.11)	$0.36	$0.34	$0.41	$0.37	$0.15	$0.06

Basic income (loss) per common share:
Income before change in accounting principle	$0.37	$0.33	$0.37	$0.34	$0.41	$0.37	$0.16	$0.06
Change in accounting principle	(0.44)	(0.44)	—	—	—	—	—	—

Net income (loss) per share	$(0.07)	$(0.11)	$0.37	$0.34	$0.41	$0.37	$0.16	$0.06

Payment Services:
Revenue	$187,044	$180,845	$195,932	$191,822	$209,176	$203,848	$210,346	$197,104

Operating income	$31,784	$25,585	$39,254	$35,144	$39,088	$33,760	$44,273	$31,031

	2001 First Quarter		2001 Second Quarter		2001 Third Quarter		2001 Fourth Quarter

	(As		(As		(As		(As
	Previously		Previously		Previously		Previously
	Reported)	(As Restated)	Reported)	(As Restated)	Reported)	(As Restated)	Reported)	(As Restated)

	(in thousands)
Total Company:
Revenue	$459,564	$459,564	$444,566	$443,908	$390,086	$385,067	$365,174	$363,483

Income before change in accounting principle	$24,302	$24,302	$17,409	$16,994	$(15,764)	$(18,928)	$25,187	$24,120
Change in accounting principle	—	—	—	(1,884)	—	—	—	—

Net income (loss)	$24,302	$24,302	$17,409	$15,110	$(15,764)	$(18,928)	$25,187	$24,120

Diluted income (loss) per common share:
Income before change in accounting principle	$0.28	$0.28	$0.20	$0.19	$(0.19)	$(0.22)	$0.29	$0.28
Change in accounting principle	—	—	—	(0.02)	—	—	—	—

Net income (loss) per share	$0.28	$0.28	$0.20	$0.17	$(0.19)	$(0.22)	$0.29	$0.28

Basic income (loss) per common share:
Income before change in accounting principle	$0.28	$0.28	$0.20	$0.20	$(0.19)	$(0.22)	$0.29	$0.28
Change in accounting principle	—	—	—	(0.02)	—	—	—	—

Net income (loss) per share	$0.28	$0.28	$0.20	$0.18	$(0.19)	$(0.22)	$0.29	$0.28

Payment Services:
Revenue	$166,396	$166,396	$174,243	$173,585	$181,083	$176,064	$192,171	$190,480

Operating income	$21,893	$21,893	$30,905	$30,247	$33,441	$28,422	$43,529	$41,838

Note 3 – Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Viad uses the intrinsic value method of accounting for stock-based compensation awards prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25). Accordingly, Viad does not record an expense over the related service period based on the grant-date fair value of all stock-based awards. In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table summarizes Viad’s net income (loss) and diluted and basic income (loss) per share both as reported and on a pro forma basis as if Viad had applied the expense recognition provisions of SFAS 123 for the three months ended March 31:

	2003	2002

	(in thousands, except per share data)
Net income (loss), as reported	$22,031	$(9,343)
Plus: stock-based employee compensation expense recorded under APB 25, net of tax	248	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(968)	(1,621)

Pro forma net income (loss)	$21,311	$(10,964)

Diluted income (loss) per share:
As reported	$0.25	$(0.11)

Pro forma	$0.24	$(0.13)

Basic income (loss) per share:
As reported	$0.25	$(0.11)

Pro forma	$0.24	$(0.13)

Note 4 – Acquisition of Minority Interest

     In January 2003, MoneyGram Payment Systems, Inc. (MoneyGram), a subsidiary of Travelers Express Company, Inc. (a subsidiary of Viad), acquired the 49 percent minority interest in MoneyGram International Limited from Travelex Group (Travelex). MIL, a London-based joint venture between MoneyGram and Travelex, provides international money transfer services primarily in Europe, Africa, Asia and Australia. Prior to the acquisition, MoneyGram owned a 51 percent interest in MIL. The acquisition gives MoneyGram total ownership of MIL, which facilitates its growth strategy through increased sales and marketing coordination in international markets.

     As a majority-owned subsidiary, MIL’s financial results were consolidated in Viad’s financial statements prior and subsequent to the acquisition. The total consideration paid to Travelex included a $98.0 million cash payment by MoneyGram and a dividend paid by MIL of $8.1 million. At the acquisition date, additional goodwill of $97.5 million was recorded related to the Payment Services segment. The amount of goodwill expected to be deductible for tax purposes is not significant.

Note 5 – Assets and Investments Available or Restricted for Payment Service Obligations

     Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified in the Consolidated Balance Sheets under “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted by the Payment Services segment to the extent that they represent proceeds from the sale of payment instruments to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Investment securities are included in the Consolidated Balance Sheets under, “Investments available or restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under, “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations.”

     At March 31, 2003, all investment securities available or restricted for payment service obligations are classified as available-for-sale as they are held for indefinite periods of time and include those securities which may be sold to assist in the clearing of payment service obligations or in the management of investments. These securities are reported at fair value with unrealized gains and losses, net of tax, included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).” Prior to March 31, 2003, the Payment Services segment classified certain investments as held-to-maturity and reported at amortized cost, as management had the ability and intent to hold those securities to maturity. As discussed below, during the first quarter 2003, the held-to-maturity portfolio was transferred to available-for-sale. Accordingly, the Company will be prohibited from classifying securities as held-to-maturity for two years.

     Interest income and realized gains and losses on the disposition of investments are included in the Consolidated Statements of Income under “Payment services investment income.” The specific identification method is used to determine the cost basis of securities sold.

     Viad’s investments available or restricted for payment service obligations consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Other asset-backed securities are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card, and airline. Interest income on mortgage-backed and other asset-backed securities for which the risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment.

     Interest income on mortgage and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method in accordance with EITF 99-20. EITF 99-20 requires that such changes be accounted for prospectively as adjustments of yield. Under EITF 99-20, investments are evaluated for impairment when an adverse cash flow change occurs. If the fair value of a security is less than its carrying value when an adverse cash flow change occurs, the investment is written down to fair value. Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments. Any such impairment charges are included in the Consolidated Statement of Income under “Payment services investment income.” Viad regularly monitors credit and market risk exposures and attempts to mitigate the likelihood of these exposures resulting in actual loss.

     As described in Note 8, “Derivative Financial Instruments,” a Payment Services subsidiary uses swap agreements to hedge a substantial portion of the variable rate commission payments to its financial institution customers of its official check product and the net proceeds from the sale of receivables from its bill payment and money order agents. These swap agreements effectively convert such variable rates to fixed rates. The fair value of these swap agreements generally increases when market values of fixed rate, long-term debt investments decline and vice versa. The Payment Services subsidiary also uses swap agreements to hedge the fair value of some its available-for-sale securities. These swap agreements effectively convert the fixed rates on the securities to variable rates. The reported fair value of these derivative financial instruments represents the estimated amount that Viad would pay to counterparties to terminate the swap agreements.

     Normally, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing short-term and long-term investments are expected to be adequate to settle payment service obligations as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $1.9 billion available to assist in the management of investments and the clearing of payment service obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. No amounts were outstanding under these arrangements at March 31, 2003 or December 31, 2002.

     The following represents a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related swap agreements:

	March 31,	December 31,
	2003	2002

	(in thousands)
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	$1,961,105	$1,904,015
Investments available or restricted for payment service obligations (1)	6,398,309	6,268,080
Payment service obligations (1)	(7,974,756)	(7,825,954)
Fair value of derivative financial instruments (1)	(238,386)	(246,333)

Total	$146,272	$99,808

(1)	The current liability portions of derivative financial instruments of $124.7 million and $119.8 million at March 31, 2003 and December 31, 2002, respectively, are included in the Consolidated Balance Sheets under “Payment service obligations.” The long-term asset portion of derivative financial instruments of $559,000 at March 31, 2003 is included in the Consolidated Balance Sheets under “Investments available or restricted for payment service obligations.”

     On March 31, 2003, Viad reclassified securities in the Payment Services portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. During the first quarter, management determined that it no longer had the positive intent to hold these securities for an indefinite period of time due to management’s desire to have more flexibility in managing the investment portfolio. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer. At March 31, 2003, no securities in the Payment Services portfolio were classified as held-to-maturity.

     Securities Classified as Available-for-Sale. A summary of securities classified as available-for-sale at March 31, 2003 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$340,915	$17,479	$(3)	$358,391
Obligations of states and political subdivisions	1,112,310	76,420	(37)	1,188,693
Corporate debt securities	460,358	19,860	(235)	479,983
Mortgage-backed and other asset-backed securities	4,326,662	109,754	(30,939)	4,405,477
Debt securities issued by foreign governments	10,403	83	(328)	10,158
Preferred stock	86,653	1,298	(2,115)	85,836

Securities classified as available-for-sale	$6,337,301	$224,894	$(33,657)	$6,528,538

     A summary of securities classified as available-for-sale at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$197,459	$4,711	$(1)	$202,169
Obligations of states and political subdivisions	715,149	44,420	(1)	759,568
Corporate debt securities	301,283	15,590	(927)	315,946
Mortgage-backed and other asset-backed securities	3,420,415	106,469	(16,415)	3,510,469
Debt securities issued by foreign governments	4,997	127	—	5,124
Preferred stock	97,074	583	(5,193)	92,464

Securities classified as available-for-sale	$4,736,377	$171,900	$(22,537)	$4,885,740

     A summary of securities classified as held-to-maturity at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$121,233	$11,781	$(104)	$132,910
Obligations of states and political subdivisions	447,155	31,419	—	478,574
Corporate debt securities	18,038	1,212	—	19,250
Mortgage-backed and other asset-backed securities	859,850	28,097	(7,541)	880,406
Debt securities issued by foreign governments	5,416	63	—	5,479

Securities classified as held-to-maturity	$1,451,692	$72,572	$(7,645)	$1,516,619

     Current maturities of investments available or restricted for payment service obligations at March 31, 2003 and December 31, 2002 were $130.3 million and $69.4 million, respectively.

     Gross realized gains on sales of securities classified as available-for-sale, using the specific identification method, were $4.6 million and $5.0 million for the quarter ended March 31, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as available-for-sale, using the specific identification method, were $167,000 and $1.4 million for the quarter ended March 31, 2003 and 2002, respectively. Viad also recognized $20.8 million and $6.2 million in other-than-temporary impairments and adjustments for the three months ended March 31, 2003 and 2002, respectively.

Note 6 – Goodwill and Other Intangible Assets

     Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), Viad completed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. It was determined that no impairment existed for certain intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recognized in the first quarter of 2002 upon the initial adoption of SFAS 142 related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment resulted from a change in the criteria for measurement of impairment from an undiscounted to a discounted cash flow method. This impairment is included in the Consolidated Statements of Income under “Change in accounting principle.”

     As described in Note 4, “Acquisition of Minority Interest,” upon the acquisition of the minority interest of MIL by MoneyGram, an additional $97.5 million of goodwill was recorded in the first quarter of 2003 related to the Payment Services segment.

Note 7 – Debt

     At March 31, 2003 and December 31, 2002, Viad classified as long-term debt $167 million and $173 million, respectively, of short-term borrowings. These borrowings are supported by unused commitments under $393 million of long-term credit facilities. In June 2003, Viad has a $100 million principal payment due related to certain of its senior notes.

     Due to the need for restatement of the prior year financial statements as discussed in Note 2, “Restatement of Financial Statements”, Travelers Express has not completed its stand-alone financial statements for the year ended December 31, 2002 and, therefore, has not filed them in accordance with its clearing and credit agreements. Travelers has received a waiver of its filing requirement for 30 days and expects to file its financial statements within the waiver period. Viad is currently in compliance with all other covenants.

     Cash paid for interest was $1.9 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively.

Note 8 – Derivative Financial Instruments

     Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk is recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the change in the fair value of the derivative are recorded in accumulated other comprehensive income. Ineffective portions of the change in the fair value of cash flow hedges are recognized in earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

     A portion of Viad’s Payment Services business involves the payment of variable-rate commissions to financial institution customers of its official check program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from money order agents in an amount not to exceed $450 million. The agreement expires in June 2003. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate cash flow for investment in permissible securities. Variable-to-fixed derivative financial instruments (swap agreements) have been entered into to mitigate the effects of fluctuations primarily on commission expense and to a lesser extent on the net proceeds from agent receivable sales. The length of time over which future cash flows are hedged ranges up to six years. Amounts receivable or payable under the derivative agreements designated as cash flow hedges are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Statements of Income under “Costs of services.”

     Viad uses fair value hedges to mitigate the risk of fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings consistent with the hedged transaction, primarily as “Payment services investment income.” The Company uses the “shortcut” method prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and therefore assumes no ineffectiveness. The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. No cash flow hedges or fair value hedges were discontinued during the three months ended March 31, 2003 or 2002.

     Viad is also exposed to foreign currency exchange risk. Forward derivative contracts are used to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge Viad’s foreign currency risk, they are not designated as hedges for accounting purposes under SFAS 133. Accordingly, these contracts are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

Note 9 – Income Taxes

     A reconciliation of the income tax expense on income before the change in accounting principle and the amount that would be computed using statutory federal income tax rates for the three months ended March 31, is as follows:

	2003		2002

	(in thousands)
Computed income taxes at statutory federal income tax rate	$10,633	35.0%	$13,292	35.0%
State income taxes	1,417	4.7%	1,095	2.9%
Other, net	962	3.2%	499	1.3%

	13,012	42.9%	14,886	39.2%
Tax-exempt income	(5,185)	(17.1%)	(5,695)	(15.0%)
Adjustment to estimated annual effective rate (1)	521	1.7%	390	1.0%

Income tax expense	$8,348	27.5%	$9,581	25.2%

(1)	Accounting Principles Board Opinion No. 28 requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

     Cash paid for taxes was $5.5 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively.

Note 10 – Income Per Share

     A reconciliation of the numerators and denominators of diluted and basic per share computations for income before change in accounting principle for the three months ended March 31, is as follows:

	2003	2002

	(in thousands, except per share data)
Income before change in accounting principle	$22,031	$28,396
Preferred stock dividends	(286)	(285)

Income available to common stockholders	$21,745	$28,111

Average outstanding common shares	86,008	86,095
Additional dilutive shares related to stock-based compensation	318	633

Average outstanding and potentially dilutive common shares	86,326	86,728

Diluted income per share before change in accounting principle	$0.25	$0.33

Basic income per share before change in accounting principle	$0.25	$0.33

     Options to purchase 3,580,000 and 3,164,000 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because the effect would be antidilutive.

Note 11 – Restructuring Charges

     In the fourth quarter of 2002, Viad approved a plan of restructuring related to the Convention and Event Services segment and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. At March 31, 2003, there was a remaining liability of $14.8 million, of which $5.6 million and $9.2 million were included in the Consolidated Balance Sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad expects to substantially complete the restructuring activities by December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the change in the 2002 restructuring charge liability balance at March 31, 2003 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

	(in thousands)
Balance at December 31, 2002	$2,911	$12,814	$15,725
Cash payments	(242)	(652)	(894)

Balance at March 31, 2003	$2,669	$12,162	$14,831

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $66.1 million, of which 93 percent related to the Convention and Event Services segment. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. At March 31, 2003, there was a remaining liability of $18.4 million, of which $4.5 million and $13.9 million were included in the Consolidated Balance Sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments for severance and benefits as well as lease obligations will continue to be made over the varying terms of the individual separation agreements or remaining terms of the leases, respectively.

     A summary of the change in the 2001 restructuring charge liability balance at March 31, 2003 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

	(in thousands)
Balance at December 31, 2002	$882	$18,750	$19,632
Cash payments	(248)	(1,010)	(1,258)

Balance at March 31, 2003	$634	$17,740	$18,374

Note 12 – Segment Information

     Viad measures profit and performance of its operations on the basis of operating income. Effective 2003, Viad discontinued using the fully taxable equivalent basis for reporting revenue and operating income results. Prior year periods have been adjusted to reflect this change. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Disclosures regarding Viad’s reportable segments along with reconciliations to consolidated totals for the three months ended March 31 are as follows:

	2003	2002

	(in thousands)
Revenues:
Payment Services	$189,011	$180,845
Convention and Event Services	222,056	254,807

Reportable segments	411,067	435,652
Hospitality and Recreation Services	3,282	3,170

	$414,349	$438,822

Operating income:
Payment Services	$20,141	$25,585
Convention and Event Services	18,605	22,244

Reportable segments	38,746	47,829
Hospitality and Recreation Services	(1,574)	(1,503)

	37,172	46,326
Corporate activities and minority interests	(3,745)	(4,560)

	33,427	41,766
Other investment income	1,104	1,292
Interest expense	(4,152)	(5,081)

Income before income taxes and change in accounting principle	$30,379	$37,977

Note 13 – Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), effective for Viad for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad has not yet determined if the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with FIN 45, Viad has included the required disclosures relating to its guarantees in the financial statements as of December 31, 2002. Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s debt to a third party and would, therefore, be excluded from liability recognition at inception. The adoption of FIN 45 did not have a material impact on Viad’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. While Viad has not yet completed its determination of the full impact of the adoption of FIN 46, the Company believes that it is reasonably possible that it will have to consolidate one of its investments in a collateralized debt obligation, unless certain structural changes can be made. The Company holds a 52 percent interest in a trust which holds a 94 percent equity interest in a collateralized debt obligation. Under current accounting principles, the Company consolidates the trust but not the underlying collateralized debt obligation. The impact of consolidating the collateralized debt obligation would be to increase investments by $150.0 million and record a minority interest of $146.0 million. The Company’s maximum exposure to loss as a result of its involvement with the variable interest entity is limited to approximately $4.0 million, its recorded investment in the trust.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 is effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. Viad has not yet determined if the adoption of SFAS 149 will have a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview:

     Viad Corp (Viad) operates in two business segments as follows:

     Payment Services — through Travelers Express Company, Inc. and related subsidiaries (Travelers Express), revenues are derived from transaction fees and investment and related income by providing various services related to money orders, official checks, money transfers, same-day bill payment and cash access services. Fee revenues are driven by transaction volume and contract pricing through a network of agents and customers, including financial institutions. Investment and related income is generated through a float portfolio of investments.

     Convention and Event Services — through GES Exposition Services, Inc. (GES), revenues are generated from providing various convention and tradeshow services such as transportation, installation, dismantling and management services to trade associations, show management companies and exhibitors. Exhibitgroup/Giltspur (Exhibitgroup) specializes in the design, construction, installation and warehousing of convention and tradeshow exhibits, primarily for corporate customers.

     Viad also operates certain travel and recreation businesses.

     As a result of the first quarter 2003 evaluation of certain structured investments within Viad’s payment services float portfolio, it was determined that other-than-temporary impairment losses and other adjustments of $60.0 million (pre-tax) should be recorded. These impairment losses and adjustments did not relate exclusively to the first quarter of 2003, but also related to the 2002 and 2001 financial results. Of the aggregate adjustment of $60.0 million, $20.8 million related to the first quarter 2003, and $28.9 million and $10.3 million related to the years ended December 31, 2002 and 2001, respectively. The Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth in this Item 2 reflects the restatement of 2002 and 2001 amounts. See Note 2 of Notes to Consolidated Financial Statements.

     Viad intends to file an amended Annual Report on Form 10-K/A for the year ended December 31, 2002 to include restated financial statements as soon as practicable.

Financial Highlights:

     The following are financial highlights of the first quarter 2003 as compared to the first quarter 2002 (except as noted):

     Viad Corp (Consolidated)

•	Total revenues of $414.3 million, a decrease of 5.6%

•	Net income of $22.0 million versus a net loss of $9.3 million

•	Net income per share of $0.25 versus a net loss per share of $0.11

•	EBITDA of $46.7 million, a decrease of $9.5 million

•	Cash and corporate investments decreased $100 million to $203 million from the fourth quarter 2002

•	Debt decreased $6 million to $356 million from the fourth quarter 2002

     Payment Services

•	Revenues of $189.0 million, an increase of 4.5%

•	Operating income of $20.1 million, a decrease of 21.3%

•	Other-than-temporary impairment losses and other adjustments of $20.8 million were recorded in the first quarter 2003 related to certain investments in the Payment Services investment portfolio compared to similar losses and adjustments of $6.2 million in the first quarter 2002. See “Results of Operations” and Notes 2 and 5 of Notes to Consolidated Financial Statements for further discussion.

     Convention and Event Services

•	Revenues of $222.1 million, a decrease of 12.9%

•	Operating income of $18.6 million, a decrease of 16.4%

     Other Significant Items

•	In January 2003, Payment Services completed the acquisition of the remaining minority interest in an international money transfer business for $98.0 million in cash and a dividend of $8.1 million.

•	Effective 2003, Viad discontinued using the fully taxable equivalent basis for reporting revenue and operating income results.

Non-GAAP Measures:

     Certain information included in the following discussion is presented using methods management utilizes to measure profit and performance of its operations. The information is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures are used by management to assess the company’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. This supplemental information includes EBITDA which is defined by Viad as income before interest expense, income taxes, depreciation and amortization, and changes in accounting principles.

     A reconciliation of EBITDA to net income (loss) for the three months ended March 31 is as follows:

	2003	2002

	(in thousands)
EBITDA as presented	$46,746	$56,215
Less:
Interest expense	(4,152)	(5,081)
Income taxes	(8,348)	(9,581)
Depreciation and amortization	(12,215)	(13,157)
Change in accounting principle	—	(37,739)

Net income (loss)	$22,031	$(9,343)

Results of Operations:

     All per share figures discussed are stated on the diluted basis.

Comparison of First Quarter of 2003 to the First Quarter of 2002

     In the first quarter 2003, revenues decreased 5.6 percent to $414.3 million from $438.8 million in the 2002 first quarter due to other-than-temporary impairment charges and other adjustments related to structured note securities totaling $20.8 million (as compared to similar charges of $6.2 million in the first quarter 2002) in the Payment Services segment and continued weakness in the Convention and Event Services segment. Operating income (before corporate activities and minority interests) was $37.2 million for the 2003 first quarter compared with $46.3 million for the 2002 first quarter (down 19.8 percent), and operating margins were 9.0 percent in the first quarter 2003 compared to 10.6 percent in the first quarter 2002. The operating income and margin decline was driven by the $20.8 million charge mentioned above. Margins were also impacted by continued weakness in demand for exhibit construction, negative show rotation and an increase in the percentage of total convention and event business being earned in lower margin show services. See Note 12 of Notes to Consolidated Financial Statements for segment information.

     Net income for the first quarter 2003 was $22.0 million, or $0.25 per share, compared to a net loss of $9.3 million, or $0.11 per share, for the first quarter 2002. Excluding the change in accounting principle, first quarter 2002 net income was $28.4 million, or $0.33 per share (with a 2003 decrease of 24.2 percent on a per share basis).

     Payment Services. Revenues of the Payment Services segment were $189.0 million for the first quarter 2003, a 4.5 percent increase from first quarter 2002 revenues of $180.8 million. Operating income decreased to $20.1 million, or 21.3 percent, from the first quarter 2002 operating income of $25.6 million. Operating margins decreased to 10.7 percent in the first quarter 2003 compared with 14.1 percent in the first quarter 2002.

     The operating income and margin decline was driven by an other-than-temporary impairment loss and other adjustments of $20.8 million as compared to similar losses and adjustments of $6.2 million in the first quarter 2002. These charges related to approximately $213 million of highly-rated structured notes that offer the potential of enhanced yields over and above that of U.S. government securities. The rating applies to the principal amount of the structured note. These notes consist primarily of a principal-protected U.S. government, zero coupon security combined with the beneficial interest in a collateralized debt obligation. These notes are included under the caption “Mortgaged-backed and other asset-backed securities” in the tables included in Note 5 of Notes to Consolidated Financial Statements.

     In the first quarter, management determined that there had been a significant deterioration in the projected cash flows from certain of the structured notes resulting in “adverse cash flow changes” as described in EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The occurrence of an adverse cash flow change requires the Company to adjust the carrying value of the investment to equal its fair value, if lower, and to record that adjustment as a charge to earnings. Of the total $213 million of structured notes, $46 million relates to the beneficial interests in collateralized debt obligations and to private equity investments. Future adverse cash flow changes or losses in the underlying private equity investments could result in additional impairment charges.

     Aside from the above charge, operating income was driven by continued growth in the money transfer business (MoneyGram). MoneyGram continued to show strong results with transaction volume growing 34 percent, led by strong international money transfer and same-day bill payment volume. Internationally originated transactions grew by 41 percent and domestic originated transactions, including the same day bill product, also grew by 41 percent. In addition, MoneyGram’s agent base expanded by 10 percent over the first quarter 2002. In January 2003, Payment Services acquired the minority interest in MoneyGram International Limited (MIL) which provides money transfer services primarily in Europe, Africa, Asia and Australia.

     The money order business continues to contribute significantly to operating margin and cash flows. However, money order volume and related average investable balances were down slightly compared to 2002 as approximately 2,000 money order agent locations have been eliminated over the last 18 months. The eliminated volume from agent locations is being replaced by increasing volume in large retail agents and new independent agents. This is expected to increase the money order transaction volumes in the latter half of the year.

     Total average investable funds for the first quarter 2003 were $6.8 billion, up 17 percent from 2002 levels primarily driven by the official check business (now branded as PrimeLink) which had an increase of average investable balances of 24 percent. Although PrimeLink was not a strong driver of revenue and operating income this quarter due to the impairment charges and lower interest rates, it continued to show strong growth in balances and new signings. Total float income (investment income from the investment portfolio) represented approximately 39 percent of total Payment Services revenue in the first quarter 2003 compared with approximately 46 percent for 2002. Float income is affected by the level of investment balances (float portfolio) and the yield on investments.

     Float income (excluding gains and losses) and expense associated with the Payment Services segment’s investment portfolio for the three months ended March 31 is as follows:

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands)
Investments available or restricted for payment service obligations	$6,779,048	$88,489	5.29%	$5,776,049	$84,882	5.96%
Payment service obligations (1)	$5,343,688	58,926	4.47%	$4,300,849	55,607	5.24%

Net float income and margin		$29,563	1.77%		$29,275	2.06%

(1)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($442 million and $445 million for first quarter 2003 and 2002, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

     Float income (excluding gains and losses) was $88.5 million in the first quarter 2003 compared to $84.9 million in 2002, an increase of 4.2 percent. The growth is primarily due to higher average float portfolio balances driven by the PrimeLink business. The float income increase attributable to the balance growth was $14.7 million and was partially offset by a decrease of $11.1 million due to an interest rate decline, reflecting an average investment yield of 5.29 percent, or a 67 basis point decline from 5.96 percent in 2002. During the same period, short-term interest rates declined by approximately 50 basis points and the 5-year U.S. Treasury Note declined over 150 basis points.

     The Payment Services segment maintains approximately $400 million to $750 million in short-term, liquid balances in order to fulfill its payment service obligations. Lower yields were earned on these short-term balances during the first quarter 2003 due to interest rate declines. In addition, the continued decline in interest rates resulted in further mortgage refinancing activity during the first quarter 2003. Refinancing activities caused an increase in the sale of official checks and in float balances. The refinancing activity also drove a significant increase in the prepayments of mortgage-backed debt securities, resulting in the reinvestment of these funds at lower interest rates. If the unprecedented mortgage refinancing activity continues, future results could be affected similarly.

     Commission expense was $58.9 million in the first quarter 2003, an increase of $3.3 million, or 6.0 percent from 2002, primarily due to higher average balances of over $1.0 billion. The commission expense increase attributable to the higher average balances was $13.5 million and was partially offset by a decrease of approximately $10.2 million due to lower interest rates, reflecting an average commission rate of 4.47 percent in the first quarter of 2003, or a 77 basis point decline from 5.24 percent in 2002. Commission expense includes amounts paid to financial institution customers based upon their average outstanding balances generated by the sale of official check products as well as the discount on the sale of certain agent receivables. In addition, commission expense includes the impact of the swap agreements that are used to mitigate the effects of interest rate fluctuations on financial institution commission expense and on the net proceeds from the sale of agent receivables.

     Net float income (float income less commission expense) was $29.6 million in the first quarter 2003, up $288,000 or 1.0 percent from 2002, primarily due to increased PrimeLink balances. The net float income increase due to balance growth was $5.1 million and was substantially offset by a decrease of $4.8 million due to a decline in the net float rate reflecting a net float margin of 1.77 percent, or a 29 basis point decline from 2.06 percent in 2002.

As mentioned above, refinancing activities caused an increase in the sale of official checks and therefore an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives used to mitigate the effects of fluctuations on these expenses have contractual maturities, and therefore, did not benefit from reduced interest rates. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the official check business, which has lower net float margins than the balances generated by the money order business.

     The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the three months ended March 31 is as follows:

	2003			2002

		Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total

Float income	$14,740	$(11,133)	$(3,607)	$22,818	$(7,451)	$15,367
Commission expense	$13,483	$(10,164)	$3,319	$26,277	$(19,390)	$6,887
Net float income	$5,084	$(4,796)	$288	$6,826	$1,654	$8,480

(1)	Net float income for the “balance” and “yield/rate” columns is not the difference between “float income” and “commission expense” as each of these amounts is calculated independently.

     One of the Payment Services business objectives in managing the float portfolio is to mitigate the risk to earnings caused by changing interest rates. To mitigate that risk, interest rate derivatives are entered into which effectively limit exposure to the floating rate commission payments to financial institution customers. These derivatives effectively convert the variable interest rate to a fixed rate. The fair value of these derivatives can fluctuate with interest rate changes, reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases and decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the first quarter 2003 was a net increase of $5.1 million in stockholders’ equity, and the net change in the fair value of the available-for-sale investment portfolio was a net increase of $24.4 million in stockholders’ equity. Of this change, $30.2 million related to the transfer of $1.2 billion in investments from held-to-maturity to available-for-sale. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset. This is because the main objective in entering into the derivatives is to first mitigate the risk on earnings due to the change in interest rates and secondarily to mitigate the risk to equity.

     Certain Payment Services segment challenges for the remainder of 2003 include (among others):

•	If interest rates stay low and refinancing activity continues to be strong, revenue and operating income growth could continue to be constrained.

•	A tight credit environment which slows new agent signings and necessitates cutting some existing agents; and

•	Competitive pricing pressures, particularly for domestic business.

     The Payment Services segment will respond to these challenges by focusing on profitable growth that meets its margin requirements and that Viad believes will enhance its stockholder value.

     Convention and Event Services. Revenues of the Convention and Event Services segment were $222.1 million in the first quarter 2003, a decrease of 12.9 percent from first quarter 2002 revenues of $254.8 million. Operating income was $18.6 million in the first quarter 2003 compared to $22.2 million in the first quarter 2002, down 16.4 percent. Despite the significant decrease in revenue, operating margins held relatively flat to the first quarter 2002 due to improved cost control.

     Within the Convention and Event Services segment, the exhibit and design business experienced a 23.3 percent decrease in revenues in the first quarter 2003 compared with 2002. Exhibit design and construction revenues were $47.1 million in the first quarter 2003 compared to $61.4 million in 2002. Revenues were negatively impacted by decreased demand for the design and construction of new exhibits. This reduced demand was due to diminished corporate spending and the continued downturn in the general economy as many exhibitors elected to reuse existing exhibits rather than placing new orders. Revenues for refurbishment are also reduced as clients have elected to scale down the level of upgrades to existing exhibit booths. Operating income performance was poor during the first quarter 2003 primarily due to the decline in revenues, and the increase of lower margin refurbishment business as a proportion of total business. Future revenues and operating income could be adversely impacted if there are further declines in corporate spending for exhibit construction, despite management’s implementation of a restructuring plan to reduce costs.

     In the fourth quarter of 2002, Viad recorded a restructuring charge of $20.5 million ($13.3 million after-tax) related to the Convention and Event Services segment. Viad expects that the restructuring plan will result in cost savings in the range of $8 million to $9 million in 2003 based on the timing of activities pursuant to the restructuring plan. See Note 11 of Notes to Consolidated Financial Statements.

     The convention show services business experienced a 9.5 percent decrease in revenues. Revenues were $174.9 million in the first quarter 2003 compared to $193.4 million in 2002. The decline in revenues largely reflects unfavorable show rotation as well as lower demand for services and tradeshow shrinkage due to continued overall weak economic conditions. Although the convention show services business has a diversified revenue base (show portfolio) and has signed nearly $100 million of future business during the first quarter 2003, revenue growth is dependent on general economic and industry-specific conditions. Furthermore, political instability in the Middle East, the SARS health issue, and threats of terrorism could continue to impact travel that may adversely affect the convention show industry.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $3.3 million, an increase of 3.5 percent from $3.2 million in the first quarter 2002. Operating loss was $1.6 million for the first quarter 2003, compared with an operating loss of $1.5 million in 2002. These results reflect the normal seasonal pattern for the first quarter. Furthermore, political instability in the Middle East, the SARS health issue, and threats of terrorism could continue to impact travel that may adversely affect the travel and recreation industry.

     Corporate Activities and Minority Interests. Minority interests decreased $548,000 in the first quarter of 2003 due to the Payment Services segment’s acquisition of the remaining 49 percent minority interest in MIL.

     Net Interest Expense. The decrease in net interest expense to $3.0 million in the first quarter 2003 from $3.8 million in the first quarter 2002 was a result of a decrease in interest expense due to lower outstanding debt balances as well as steadily declining average interest rates.

     Income Taxes. The effective tax rate in the 2003 first quarter was 27.5 percent compared to 25.2 percent for the first quarter 2002. The relatively low effective tax rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The increase in rate quarter-over-quarter is due to a lower proportion of tax-exempt income to pre-tax income in 2003 as compared to 2002.

Liquidity and Capital Resources:

     Cash and corporate investments were $203.3 million at March 31, 2003 as compared to $303.6 million at December 31, 2002, with the decrease primarily related to a capital contribution to a Payment Services subsidiary to acquire the minority interest share of MIL as described below. Corporate investments are included in the Consolidated Balance Sheets under “Other investments in securities.”

     In January 2003, MoneyGram Payment Systems, Inc. (MoneyGram), a subsidiary of Travelers Express, acquired the 49 percent minority interest in MIL from Travelex Group (Travelex). MIL, a London-based joint venture between MoneyGram and Travelex, provides international money transfer services primarily in Europe, Africa, Asia and Australia. Prior to the acquisition, MoneyGram owned a 51 percent interest in MIL. In connection with the transaction, MoneyGram paid $98.0 million to Travelex. In addition, MIL paid a dividend to Travelex of $8.1 million concurrent with the transaction.

     Viad’s total debt at March 31, 2003 was $355.5 million compared with $361.7 million at December 31, 2002. The debt-to-capital ratio was 0.33 to 1 at March 31, 2003, compared with 0.34 to 1 at December 31, 2002. Capital is defined as total debt plus minority interests, preferred stock, common stock and other equity. In June 2003, Viad has a $100 million principal payment due related to certain of its senior notes. Although it is evaluating various alternatives, the Company is considering refinancing a portion of this debt obligation.

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

     Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit). Viad has credit facilities to support short-term borrowings. Under these facilities, short-term borrowings were supported by a $168 million short-term 364-day revolving credit facility (with a one-year term out provision, at Viad’s option, in the event a new facility is not established) and a $225 million five-year facility. The short-term revolving credit facility allows for Viad to increase the aggregate amount of the lender commitments up to $200 million subject to availability of commitments. Short-term borrowings totaling $167.0 million and $173.0 million at March 31, 2003 and December 31, 2002, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $148.6 million at March 31, 2003. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements. Due to the need for restatement of the prior year financial statements as discussed in Note 2 to the Consolidated Financial Statements, Travelers Express has not completed its stand-alone financial statements for the year ended December 31, 2002 and, therefore, has not filed them in accordance with its clearing and credit agreements. Travelers has received a waiver of its filing requirement for 30 days and expects to file its financial statements within the waiver period. Viad is currently in compliance with all other covenants.

Off-Balance-Sheet Arrangements:

     Viad has certain arrangements or transactions which are not recorded on the consolidated balance sheets and could materially effect liquidity or require the use of capital resources. These arrangements and transactions include aggregate operating lease commitments of $182.8 million, aggregate guarantees of $60.5 million (representing parent guarantees of subsidiary debt) and funding commitments related to collateralized private equity obligations of $21.0 million.

     The Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents in an amount not to exceed $450 million. These receivables are sold to a commercial paper conduit and represent a small percentage of the total assets in such conduit. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets and liabilities associated with the conduit, including the sold receivables, are not recorded or consolidated in Viad’s financial statements. The current agreement expires in June 2003. The Company intends to enter into a similar such agreement at that time.

Critical Accounting Policies and Estimates:

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and related notes. These estimates and assumptions are evaluated on an ongoing basis and are based upon many factors including historical experience, economic trends and management judgment. Actual results could differ from these estimates and reported amounts could be materially affected if different assumptions or conditions were to prevail.

     Viad’s critical accounting policies and estimates are defined as those that are most important to the portrayal of Viad’s results of operations and financial condition, and that require management to make its most difficult, complex or subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain. These critical accounting policies and estimates are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Viad’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Viad’s investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Viad employs a methodology that considers available evidence in evaluating potential impairment of its investments including the duration and extent to which the fair value is less than book value; Viad’s ability and intent to hold the investment; the security rating; the underlying collateral and other factors that influence projected future cash flows. When an other-than-temporary impairment occurs, investments are written down to fair value through income. Subsequent increases in value are treated as an adjustment of yield.

     As discussed elsewhere in this quarterly report for the period ended March 31, 2003, Viad recorded other-than-temporary impairment losses and adjustments of approximately $20.8 million related to certain structured notes held in its Payment Services investment portfolio during the period. The impact of changes in cash flow projections and the related default and recovery rate assumptions on certain structured notes and collateralized debt obligations (CDO equity) could result in additional impairment. Furthermore, adverse changes in actual or projected cash flows on other investments could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.

Recent Accounting Pronouncements:

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), effective for Viad for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad has not yet determined if the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with FIN 45, Viad has included the required disclosures relating to its guarantees in the financial statements as of December 31, 2002. Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s debt to a third party and would, therefore, be excluded from liability recognition at inception. The adoption of FIN 45 did not have a material impact on Viad’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. While Viad has not yet completed its determination of the full impact of the adoption of FIN 46, the Company believes that it is reasonably possible that it will have to consolidate one of its investments in a collateralized debt obligation, unless certain structural changes can be made. The Company holds a 52% interest in a trust which holds a 94% equity interest in a collateralized debt obligation. Under current accounting principles, the Company consolidates the trust but not the underlying collateralized debt obligation. The impact of consolidating the collateralized debt obligation would be to increase investments by $150.0 million and record a minority interest of $146.0 million. The Company’s maximum exposure to loss as a result of its involvement with the variable interest entity is limited to approximately $4.0 million, its recorded investment in the trust.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 is effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. Viad has not yet determined if the adoption of SFAS 149 will have a material impact on its financial position or results of operations.

Forward-Looking Statements:

     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to the historical information contained herein, this Quarterly Report on Form 10-Q includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, or expectations or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, restructuring plans (including timing and realization of cost savings), yield impairment and market risk. Actual results could differ materially from those projected in forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes and any further deterioration in the economy may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors including further terrorist activities or war could affect the forward-looking statements contained in this Quarterly Report.

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

     A portion of Viad’s Payment Services segment involves the payment of commissions to financial institution customers of its official check program described in Note 8, “Derivative Financial Instruments,” of Notes to Consolidated Financial Statements. A Payment Services subsidiary also has entered into agreements to sell receivables primarily from its money order agents. The commissions and net proceeds from the agent receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of the variable rate risk through swap agreements which convert the variable rate payments to fixed rates.

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

     Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the decrease in pre-tax income would be approximately $1.3 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an increase in pre-tax income of approximately $954,000. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of Viad’s results of operations and the financial impact of interest rate fluctuations.

     Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $59.9 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $36.6 million), an estimated increase in the fair value of derivative financial instruments of approximately $22.0 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $13.4 million) and an estimated off-balance-sheet decrease in the fair value of fixed-rate debt of approximately $291,000 at March 31, 2003. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $55.8 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $34.1 million), an estimated decrease in the fair value of derivative financial instruments of approximately $38.3 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $23.4 million) and an estimated off-balance-sheet increase in the fair value of fixed-rate debt of approximately $293,000 at March 31, 2003. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

     Risk Management. Viad has established several levels of risk management oversight and control. An investment committee, comprised of senior officers of Viad and Payment Services, and reporting to the Chief Executive Officer of Viad, routinely reviews investment and risk management strategies and results. Viad maintains formal procedures for entering into derivative transactions and management regularly monitors and reports to the Audit Committee of the Board of Directors on such activity. Derivative agreements are with major financial institutions which are currently expected to perform fully under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Viad regularly monitors the credit ratings of the counterparties, and the likelihood of default is considered remote.

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

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 10.A1	Copy of Restricted Stock Agreement (three-year cliff vesting) pursuant to the 1997 Omnibus Incentive Plan as amended March 25, 2003. *+

	Exhibit No. 10.A2	Copy of Performance-Based Restricted Stock Agreement pursuant to the 1997 Omnibus Incentive Plan as amended March 25, 2003. *+

	Exhibit No. 10.B	Copy of Viad Corp Management Incentive Plan as amended March 25, 2003. *+

Exhibit No. 10.C1	Copy of excerpt from Amended and Restated Executive Severance Agreement (Agreement) effective as of March 25, 2003, between Viad Corp and Chairman, President and Chief Executive Officer, which amended the Agreement filed as Exhibit 10.F(i) to Viad Corp’s Form 10-Q for the period ended March 31, 2001. *+

Exhibit No. 10.C2	Copy of excerpts from forms of Viad Corp Amended and Restated Executive Severance Plans (Plans) as of March 25, 2003, covering certain executives, which amended the Plans filed as Exhibit 10.F(ii) to Viad Corp’s Form 10-Q for the period ended March 31, 2001. *+

Exhibit No. 99.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

Exhibit No. 99.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

(b)	Reports on Form 8-K filed by the Registrant in the first quarter 2003.

A report on Form 8-K dated January 17, 2003, was filed January 21, 2003 by the Registrant. The Form 8-K reported, under item 5, that on January 17, 2003, MoneyGram Payment Systems, Inc., a subsidiary of Travelers Express Company, Inc., announced that one of its subsidiaries had acquired the Travelex Group’s 49 percent interest in MoneyGram International Limited, a London-based joint venture owned by the two companies.

A report on Form 8-K dated January 23, 2003, was filed January 23, 2003 by the Registrant. The Form 8-K reported under item 5, that on January 23, 2003, Viad Corp issued a press release announcing its unaudited financial results for the fourth quarter and 2002 fiscal year.

A report on Form 8-K dated March 12, 2003, was filed March 12, 2003 by the Registrant. The Form 8-K reported under Item 9, Regulation FD Disclosure, that on March 12, 2003, certifications related to Viad’s 2002 Form 10-K filed March 3, 2003, of Robert H. Bohannon, Chairman, President and Chief Executive Officer, and Ellen M. Ingersoll, Chief Financial Officer, of Viad Corp were furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A report on Form 8-K dated April 10, 2003, was filed April 10, 2003 by the Registrant. The Form 8-K reported under item 9 (provided under item 12), that on April 10, 2003, Viad Corp issued a press release announcing a change in the guidance range of its first quarter 2003 net income per share.

A report on Form 8-K dated April 24, 2003, was filed April 24, 2003 by the Registrant. The Form 8-K reported under item 9 (provided under item 12), that on April 24, 2003, Viad Corp issued a press release announcing its unaudited financial results for the first quarter 2003.

*	Filed herewith.

+	Management contract or compensation plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

May 15, 2003	By /s/ G. Michael Latta

G. Michael Latta Vice President – Controller (Chief Accounting Officer and Authorized Officer)

CERTIFICATION

I, Robert H. Bohannon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viad Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By /s/ Robert H. Bohannon

Robert H. Bohannon Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Ellen M. Ingersoll, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Viad Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By /s/ Ellen M. Ingersoll

Ellen M. Ingersoll Chief Financial Officer

EXHIBIT INDEX

Exhibit No. 10.A1	Copy of Restricted Stock Agreement (three-year cliff vesting) pursuant to the 1997 Omnibus Incentive Plan as amended March 25, 2003. *+

Exhibit No. 10.A2	Copy of Performance-Based Restricted Stock Agreement pursuant to the 1997 Omnibus Incentive Plan as amended March 25, 2003. *+

Exhibit No. 10.B	Copy of Viad Corp Management Incentive Plan as amended March 25, 2003. *+

Exhibit No. 10.C1	Copy of excerpt from Amended and Restated Executive Severance Agreement (Agreement) effective as of March 25, 2003, between Viad Corp and Chairman, President and Chief Executive Officer, which amended the Agreement filed as Exhibit 10.F(i) to Viad Corp’s Form 10-Q for the period ended March 31, 2001. *+

Exhibit No. 10.C2	Copy of excerpts from forms of Viad Corp Amended and Restated Executive Severance Plans (Plans) as of March 25, 2003, covering certain executives, which amended the Plans filed as Exhibit 10.F(ii) to Viad Corp’s Form 10-Q for the period ended March 31, 2001. *+

Exhibit No. 99.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

Exhibit No. 99.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

*    Filed herewith.

†    Management contract or compensation plan or arrangement.