Form 10-K/A
period 2002-12-31
VIAD CORP
filed 2003-06-02
CIK 884219

As filed with the Securities and Exchange Commission on June 2, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
Commission File Number 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-1169950 (I.R.S. Employer Identification No.)

1850 N. Central Ave., Phoenix, Arizona (Address of principal executive offices)	85077 (Zip Code)

Registrant’s telephone number, including area code: 602-207-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.50 par value $4.75 Preferred Stock (stated value $100 per share) Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

     The aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2002) was approximately $2.3 billion.

     Registrant had 88,416,582 shares of Common Stock ($1.50 par value) outstanding as of April 30, 2003.

Documents Incorporated by Reference

     A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp held May 13, 2003 is incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K.

INDEX

		Page

	Explanatory Note	1
Part II
Item 6.	Selected Financial Data	2
Item 7.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	4
Item 8.	Financial Statements and Supplementary Data	24
Part IV
Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	25

Explanatory Note

     This Amendment No. 1 to Viad Corp’s Annual Report on Form 10-K for the year ended December 31, 2002 includes restated consolidated financial statements as of and for the years ended December 31, 2002 and 2001 (the consolidated financial statements for years prior to 2001 were not restated). The restatement relates to impairment losses and interest income adjustments for certain structured investments (notes) held by Viad’s Payment Services segment. See Note 21 of Notes to Consolidated Financial Statements and the discussion below for further information.

     Viad’s Payment Services float portfolio of approximately $7.4 billion at December 31, 2002 consisted primarily of mortgage-backed and other asset-backed securities, state and municipal government obligations and corporate debt securities. Included in other asset-backed securities were certain structured investments, which the Payment Services segment began purchasing in 1999. These structured investments generally consist of a zero coupon U.S. Treasury or government agency strip security combined with a residual interest in a collateralized debt obligation. In certain cases, the structured investments consist of an investment grade security and a limited partnership interest.

     The structured investments were historically accounted for under the provisions of Emerging Issues Task Force Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes” (EITF 96-12). Furthermore, these investments were accounted for as single debt instruments, representing the combined characteristics of the individual securities.

     Subsequent to the issuance of its financial statements for the year ended December 31, 2002, it was determined that the majority of the structured notes should have been accounted for under the provisions of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20). EITF 99-20 generally requires applicable investments to be written down to fair value when certain conditions exist. It was also determined that certain structured notes should have been consolidated in the financial statements which requires that the two components of the structured notes be accounted for as separate securities instead of a single debt instrument. Furthermore, as a result of consolidation, the equity method of accounting should have been applied to the investments containing limited partnership interests.

     Based on the retroactive application of EITF 99-20, the equity method of accounting, and the consolidation of the individual securities within the structured notes, it was determined that total impairment losses and interest income adjustments of $39.2 million (pre-tax) should be recorded related to the 2002 and 2001 financial results. Of the total amount, $28.9 million and $10.3 million related to the years ended December 31, 2002 and 2001, respectively. In 2001, $3.0 million ($1.9 million after-tax) of the adjustment was recorded as a cumulative effect of a change in accounting principle. The reduction in net income was $18.2 million, or $0.21 per diluted share for 2002 and $6.5 million, or $0.08 per diluted share for 2001.

     This Form 10-K/A amends and restates only those items of Viad’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2003, which have been affected by the restatement, including Items 6, 7 and 8 of Part II of the Annual Report originally filed. This amendment incorporates certain revisions to historical financial data and related descriptions as a result of the restatement, but is not intended to update other information presented in the Annual Report as originally filed, except where specifically noted. Certain additional exhibits also are included in Item 16 of Part IV as Exhibits 23, 99.1 and 99.2. In addition, the third sentence under the “Seasonality” section of Item 1 of Part I is revised to reflect the restatement by replacing the sentence with the following: “Viad’s 2002 quarterly diluted earnings per share (before restructuring charges and other items and change in accounting principle), as a percentage of the full year’s earnings per share, were approximately 26% (first quarter), 27% (second quarter), 29% (third quarter), and 18% (fourth quarter).”

Item 6. Selected Financial Data

VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year ended December 31,

	2002	2001	2000	1999	1998

	(as restated) (1)	(as restated) (1)
	(in thousands, except per share data)
Operations
Revenues:
Convention show services	$568,301	$604,148	$692,843	$642,817	$626,050
Payment services transaction fees	431,564	393,093	367,733	340,312	243,429
Payment services investment income (2)	342,055	313,432	235,429	183,465	141,675
Exhibit design and construction	217,932	279,896	339,272	289,951	223,115
Hospitality and recreation services	58,253	61,453	91,531	124,624	378,490

Total revenues	$1,618,105	$1,652,022	$1,726,808	$1,581,169	$1,612,759

Income from continuing operations (3), (4)	$95,625	$46,488	$140,819	$122,455	$94,695
Income from discontinued operations	—	—	—	218,954	53,296
Changes in accounting principles (5)	(37,739)	(1,884)	—	—	—

Net income	$57,886	$44,604	$140,819	$341,409	$147,991

Diluted income per common share
Continuing operations (3), (4)	$1.09	$0.52	$1.54	$1.26	$0.95
Discontinued operations	—	—	—	2.27	0.54
Changes in accounting principles (5)	(0.44)	(0.02)	—	—	—

Diluted net income per common share	$0.65	$0.50	$1.54	$3.53	$1.49

Average outstanding and potentially dilutive common shares	86,716	86,322	90,925	96,396	98,367

Basic income per common share
Continuing operations (3), (4)	$1.10	$0.53	$1.57	$1.31	$0.99
Discontinued operations	—	—	—	2.35	0.56
Changes in accounting principles (5)	(0.44)	(0.02)	—	—	—

Basic net income per common share	$0.66	$0.51	$1.57	$3.66	$1.55

Average outstanding common shares	86,178	85,503	88,802	93,007	94,382

Dividends declared per common share	$0.36	$0.36	$0.36	$0.35	$0.32

Financial position at year-end
Total assets	$9,675,429	$8,375,299	$6,551,492	$5,202,169	$4,661,720
Total debt	361,657	396,828	447,106	389,272	534,453
$4.75 Redeemable preferred stock	6,704	6,679	6,658	6,640	6,625
Common stock and other equity	677,894	714,481	750,730	699,892	643,232
Other data
EBITDA (6)	$232,210	$181,257	$327,164	$514,274	$300,910
Debt-to-capital ratio (7)	34%	35%	37%	35%	45%

(1)	See Note 21 of Notes to Consolidated Financial Statements.

(2)	Viad’s Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a taxable equivalent basis using an income tax rate of approximately 39% (revised to 35% as of July 1, 2002), revenues would be higher by $36.2 million, $46.8 million, $66.2 million, $52.0 million, and $39.3 million for 2002, 2001, 2000, 1999, and 1998, respectively.

(3)	Includes investment impairment losses and interest income adjustments (after-tax) of $18.2 million, or $0.21 per diluted share, in 2002 and $4.6 million, or $0.06 per diluted share, in 2001. Also includes restructuring charges and other items (after-tax) of $13.1 million expense, or $0.15 per diluted share, in 2002, $61.2 million expense, or $0.71 per diluted share, in 2001; $877,000 income, or $0.01 per diluted share, in 2000; $6.1 million income, or $0.06 per diluted share, in 1999; and $12.7 million income, or $0.13 per diluted share, in 1998. See Notes 2 and 21 of Notes to Consolidated Financial Statements.

(4)	In January 2002, Viad adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. Excluding the amortization of previously expensed goodwill and certain intangible assets, Income from continuing operations and corresponding diluted income per share would have been $60.7 million ($0.69 diluted income per share) in 2001, $154.7 million ($1.69 diluted income per share) in 2000, $135.1 million ($1.39 diluted income per share) in 1999, and $103.2 million ($1.04 diluted income per share) in 1998. See Note 7 of Notes to Consolidated Financial Statements.

(5)	In accordance with the adoption of SFAS No. 142, Viad completed the transitional impairment test for goodwill during 2002 and concluded that a transitional impairment loss of $40.0 million ($37.7 million after-tax) should be recognized related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. Effective in the second quarter of 2001, Viad adopted the provisions of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF No. 99-20”). Accordingly, the Company recorded a cumulative effect of a change in accounting principle of $3.0 million ($1.9 million after-tax).

(6)	EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This information is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. EBITDA is defined by Viad as income before interest expense, income taxes, depreciation and amortization, changes in accounting principles and includes the taxable equivalent adjustment. Viad has historically presented EBITDA before restructuring charges and other items. Viad has revised its presentation of EBITDA to include restructuring charges and other items in conformity with the SEC’s final rule of “Conditions for Use of Non-GAAP Financial Measures.”

(7)	Debt-to-capital is defined as total debt divided by capital. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth in this Item 7 has been revised to reflect the restatement of 2002 and 2001 amounts. See Note 21 of Notes to Consolidated Financial Statements.

Overview:

     Viad Corp (“Viad”) operates in two business segments as follows:

     Payment Services - through Travelers Express Company, Inc. and related subsidiaries (“Travelers Express”), revenues are derived from transaction fees and investment and related income by providing various services related to money orders, official checks, money transfers, same-day bill payment and cash access services. Fee revenues are driven by transaction volume and contract pricing through a network of agents and customers, including financial institutions. Investment and related income is generated through a “float portfolio” of investments.

     Convention and Event Services - through GES Exposition Services, Inc. (“GES”), revenues are generated from providing various convention and tradeshow services such as transportation, installation, dismantling and management services to trade associations, show management companies and exhibitors. Exhibitgroup/Giltspur (“Exhibitgroup”) specializes in the design, construction, installation and warehousing of convention and tradeshow exhibits, primarily for corporate customers.

     Viad also operates certain travel and recreation businesses.

     In 2002, Viad faced market challenges and difficult economic conditions. Payment Services experienced increased transaction volume and higher investment balances, however, operating income growth was slowed due to significantly lower interest rates and unprecedented mortgage refinancing activity. Furthermore, Payment Services recorded significant other-than-temporary impairment losses and adjustments on certain investments. Convention and Event Services produced profitable results despite decreased demand for new exhibit construction and tradeshow shrinkage. Viad improved its financial strength during the year through increased cash and investment balances and a reduction in total debt obligations. Financial performance highlights for 2002 are presented below for Viad Corp (Consolidated) and its Payment Services and Convention and Event Services businesses. See “Results of Operations” and “Liquidity and Capital Resources” below for further discussion.

     The following 2002 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are compared to 2001 amounts as adjusted for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which eliminates goodwill amortization:

     Viad Corp (Consolidated)

–	Total revenues of $1.62 billion, a decrease of 2.1%

–	Net income of $57.9 million, a decrease of 1.6%

–	Diluted income per share of $0.65, a decrease of 3.0%

–	Cash and corporate investments increased by $87 million year over year

–	Debt decreased by $35 million year over year

–	Stock repurchases of 1.2 million shares for $26 million

     Payment Services

–	Revenues of $773.6 million, an increase of 9.5%

–	Operating income of $125.1 million, an increase of 0.3%

–	Other-than-temporary impairment losses and adjustments of $28.9 million were recorded in 2002 related to certain investments in the Payment Services investment portfolio compared to similar losses and adjustments of $10.3 million in 2001. See “Results of Operations” and Note 21 of Notes to Consolidated Financial Statements for further discussion.

     Convention and Event Services

–	Revenues of $786.2 million, a decrease of 11.1%

–	Operating income of $17.9 million, compared to a prior year loss

     Other Significant Items

–	Convention and Event Services recorded a pre-tax restructuring charge of $20.5 million during the fourth quarter

–	Subsequent to year-end, Payment Services completed the acquisition of the remaining minority interest in an international money transfer business for approximately $98.0 million in cash

–	An accounting change related to goodwill resulted in a pre-tax charge of $40.0 million during the year

Non-GAAP Measures:

     Certain information included in the following discussion is presented using methods management utilizes to measure profit and performance of its operations. The information is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. This supplemental information includes the following:

–	Payment Services invests in a mix of tax-exempt and taxable investments. The tax-exempt investments have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to the Payment Services segment to present revenues and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. See Note 19 of Notes to Consolidated Financial Statements for a reconciliation to GAAP.

–	EBITDA is a measure of Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP. EBITDA is defined by Viad as income before interest expense, income taxes, depreciation and amortization, changes in accounting principles and includes the taxable equivalent adjustment.

A reconciliation of EBITDA to net income is as follows:

	2002	2001	2000

	(as restated)	(as restated)
	(in thousands)
EBITDA as presented	$232,210	$181,257	$327,164
Less:
Interest expense	(19,268)	(25,936)	(25,303)
Income taxes	(29,663)	7,110	(26,218)
Depreciation and amortization	(51,483)	(69,096)	(68,600)
Changes in accounting principles	(37,739)	(1,884)	—
Taxable equivalent adjustment	(36,171)	(46,847)	(66,224)

Net income	$57,886	$44,604	$140,819

     Viad has historically presented EBITDA before restructuring charges and other items. The above presentation of EBITDA includes restructuring charges and other items in conformity with the SEC’s final rule of “Conditions for Use of Non-GAAP Financial Measures” and is a change from Viad’s historical EBITDA presentation. The $51.0 million increase in EBITDA in 2002 is largely due to decreased restructuring charges and other items in 2002 as compared to 2001 of $80.3 million, partially offset by an increase in investment impairment losses of $21.5 million. The $145.9 million decrease in

EBITDA from 2000 to 2001 is predominantly due to increased restructuring charges and other items in 2001 as compared to 2000 of $102.5 million.

     The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, which include the accounts of Viad and all of its subsidiaries. All per share figures discussed are stated on the diluted basis.

Results of Operations:

     As a result of the evaluation of certain structured investments within Viad’s Payment Services float portfolio, it was determined that other-than-temporary impairment losses and other adjustments of $39.2 million (pre-tax) should be recorded related to the 2002 and 2001 financial results. Of the total amount, $28.9 million and $10.3 million related to the years ended December 31, 2002 and 2001, respectively.

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

     In 2002, Viad adopted SFAS No. 142 which requires that goodwill and certain other intangible assets no longer be amortized, but instead be tested for impairment. Concurrent with the adoption of SFAS No. 142, Viad performed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. Viad determined that no impairment existed for other intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recorded related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. See “Critical Accounting Policies” for additional discussion related to goodwill impairment testing. See Note 7 of Notes to Consolidated Financial Statements.

     During 2002, Viad contemplated an initial public offering and subsequent spin-off of Travelers Express. Further consideration and implementation of the initial public offering and spin-off was delayed pending improvement in overall economic and capital market conditions. Viad will continue to evaluate strategic options in order to enhance long-term value for its stockholders.

2002 vs. 2001:

     Revenues for 2002 were $1.62 billion, down slightly from the 2001 amount of $1.65 billion. Viad’s Payment Services segment revenue increased by $67.1 million over the prior year, while the Convention and Event Services segment revenue decreased by $97.8 million over the same period. Viad also had a slight decline in its hospitality and recreation services businesses. Viad’s Payment Services subsidiaries invest a portion of funds received from the sale of official checks, money orders and other payment instruments in tax-exempt securities, which have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. At December 31, 2002, tax-exempt investments represented 19 percent of the total investment portfolio versus 22 percent at December 31, 2001. On a taxable equivalent basis, as though amounts were invested in taxable investments, revenues were $1.65 billion, down slightly from the 2001 amount of $1.70 billion.

     Net income for 2002 was $57.9 million, or $0.65 per share, as compared with the 2001 amount of $44.6 million, or $0.50 per share ($58.8 million, or $0.67 per share when adjusted for SFAS No. 142).

     There were 394,000 additional average outstanding and potentially dilutive common shares in 2002 than in 2001. This was largely driven by significant stock option exercise activity during the first half of 2002, partially offset by the 2002 resumption of the stock repurchase program described in “Liquidity and Capital Resources.”

     Payment Services. Revenues of the Payment Services segment were $773.6 million in 2002, a 9.5 percent increase over 2001 revenues of $706.5 million. Operating income was $125.1 million, a 7.4 percent increase over 2001 operating income of $116.5 million (or up slightly from $124.7 million when adjusted for SFAS No. 142). Operating margins remained relatively flat at 16.2 percent in 2002 compared to 16.5 percent in 2001 (or down from 17.6 percent when adjusting 2001 for the impact of SFAS No. 142). On a taxable equivalent basis, 2002 revenues of $809.8 million were up 7.5 percent when compared to $753.4 million in 2001. On the same basis, and before restructuring charges and other items, segment operating income in 2002 was $161.7 million, down 4.5 percent from $169.2 million in 2001 (or down 8.9 percent from $177.5 million in 2001 when adjusted for SFAS No. 142).

     The 2002 Payment Services operating income and margin were reduced by other-than-temporary impairment losses and other adjustments of $28.9 million in 2002 as compared to similar losses and adjustments of $7.3 million in 2001 (which excludes a $3.0 million adjustment for a cumulative effect of a change in accounting principle). These charges related to structured notes that offer the potential of enhanced yields over and above that of U.S. government securities. These structured investments generally consist of a zero coupon U.S. Treasury or government agency strip security combined with a residual interest in a collateralized debt obligation. In connection with its evaluation of structured notes, Viad determined that there had been a deterioration in the projected cash flows from certain of the structured notes resulting in “adverse cash flow changes” as described in EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The occurrence of an adverse cash flow change requires the Company to adjust the carrying value of the investment to equal its fair value, if lower, and to record that adjustment as a charge to earnings. Future adverse cash flow changes related to the collateralized debt obligations could result in additional impairment charges.

     Payment Services experienced continued growth in the MoneyGram business. Payment Services experienced double-digit growth in the number of locations that sell or provide both money orders and money transfer services, including 2,851 U.S. Wal-Mart locations. MoneyGram continued to show strong results with transaction volume growing 33 percent from 2001 to 2002, led by strong international money transfer and same-day bill payment volume. MoneyGram’s agent base expanded by 14 percent over 2001. Growth in the U.S. to Mexico corridor was down slightly over 2001, however MoneyGram’s fixed-price product, Cambio Plus, continues to grow in the high teens on a percentage basis.

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

     The money order business continues to contribute significantly to operating margin and cash flows; however, money order volume and related average investable balances were down slightly compared to 2001 as some agents were eliminated and fewer agents were approved in order to manage the credit quality of the money order business.

     Average investable funds for 2002 were $6.1 billion, up 23 percent from 2001 levels primarily driven by the official check business. The float income generated from the investment of these funds (investment income from the investment portfolio) represented approximately 44 percent of total Payment Services revenue in 2002 and in 2001. Float income is affected by the level of investment balances (float portfolio) and the yield on investments. The following tables present float income and expense associated with the Payment Services segment’s investment portfolio on both a GAAP and taxable equivalent basis:

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, GAAP basis)
Investments available or restricted for payment service obligations	$6,118,096	$351,331	5.74%	$4,984,698	$306,145	6.14%
Payment service obligations (1)	4,706,324	240,152	5.10%	3,490,246	208,273	5.97%

Net float income and margin		$111,179	1.82%		$97,872	1.96%

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, taxable equivalent basis)
Investments available or restricted for payment service obligations	$6,118,096	$387,502	6.33%	$4,984,698	$352,992	7.08%
Payment service obligations (1)	4,706,324	240,152	5.10%	3,490,246	208,273	5.97%

Net float income and margin		$147,350	2.41%		$144,719	2.90%

(1)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($440 million and $444 million for 2002 and 2001, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

     On a GAAP basis, float income (excluding gains and losses) was $351.3 million in 2002 compared to $306.1 million in 2001, an increase of 14.8 percent. The growth was primarily due to higher average float portfolio balances, which increased by $1.1 billion or 23 percent. The float income increase attributable to the balance growth was $69.6 million and was partially offset by a decrease of $24.4 million due to an interest rate decline reflecting an average investment yield of 5.74 percent, or a 40 basis point decline from 6.14 percent in 2001.

     On a taxable equivalent basis, 2002 float income was $387.5 million compared to $353.0 million in 2001, an increase of 9.8 percent. Higher balance growth drove the increase of $80.3 million in float income and was partially offset by a $45.8 million decrease in float income related to declining interest rates. This resulted in an average investment yield of 6.33 percent, a decrease of 75 basis points from 7.08 percent in 2001. During 2002, average 5-year U.S. Treasury Notes declined 70 basis points and short-term interest rates declined over 200 basis points. The Payment Services segment maintains approximately $400 million to $750 million in short-term, highly liquid balances in order to fulfill its payment service obligations. Lower yields were earned on these short-term balances during 2002 due to interest rate declines. In addition, the dramatic decline in interest rates resulted in unprecedented and volatile mortgage refinancing activity during 2002. Refinancing activities caused an increase in the sale of official checks and an increase in float balances. The refinancing activity also drove a significant increase in the prepayments of mortgage-backed debt securities, resulting in the investment of these funds at lower interest rates. Also contributing to the decline in average investment yield in 2002 was a lower percentage of the portfolio invested in the higher after-tax yield municipal securities. See Note 5 of Notes to Consolidated Financial Statements for a detail of investments available or restricted for payment service obligations. If the unprecedented mortgage refinancing activity continues, future results could be affected similarly.

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

     Net float income (float income less commission expense) on a GAAP basis was $111.2 million in 2002, up $13.3 million or 13.6 percent from 2001, primarily due to increased balances. This increase was partially offset by a decline in interest rates, reflecting a net float margin of 1.82 percent, or a 14 basis point decline from 1.96 percent in 2001. The margin decline was a result of a lower interest rate environment as short-term and float balances earned lower yields and proceeds from prepayments and sales were reinvested at lower yields. As mentioned above, refinancing activities caused an increase in the sale of official checks and therefore an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives used to mitigate the effects of fluctuations on these expenses have contractual maturities, and therefore, did not benefit from reduced interest rates. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the official check business, which has lower net float margins relative to the money order business. On a taxable equivalent basis, net float income was $147.4 million in 2002, up $2.6 million or 1.8 percent from 2001.

     The following tables summarize the impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio on a GAAP and taxable equivalent basis:

	2002 vs 2001

		Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total

	(in thousands, GAAP basis)			(in thousands, taxable equivalent basis)
Float income	$69,610	$(24,424)	$45,186	$80,262	$(45,752)	$34,510
Commission expense	$72,567	$(40,688)	$31,879	$72,567	$(40,688)	$31,879
Net float income	$22,254	$(8,947)	$13,307	$32,906	$(30,275)	$2,631

(1)	The totals for the balance and rate columns are not the sum of the individual lines as income and expense changes are calculated independently.

     One of the Payment Services business objectives in managing the float portfolio is to mitigate the risk to earnings created by changing interest rates. To mitigate that risk, interest rate derivatives are entered into which effectively limit exposure to the floating rate commission payments to financial institution customers. These derivatives effectively convert the variable interest rate to a fixed rate. The fair value of these derivatives can fluctuate with interest rate changes, reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases and decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for 2002 was a net decrease of $96.7 million in stockholders’ equity, while the net change in the fair value of the available-for-sale investment portfolio was a net increase of $60.4 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset. This is because the main objective in entering into the derivatives is to first mitigate the risk on earnings due to the change in interest rates and secondarily to mitigate the risk to equity.

     Certain Payment Services segment 2003 challenges include (among others):

–	If interest rates stay low and refinancing activity continues to be strong, revenue and operating income growth could continue to be constrained.

–	A tight credit environment which slows new agent signings and necessitates cutting some existing agents; and

–	Competitive pricing pressures, particularly for domestic business.

     The Payment Services segment will respond to these challenges by focusing on profitable growth that meets its margin requirements and that Viad believes will enhance its stockholder value.

     Convention and Event Services. Revenues of the Convention and Event Services segment were $786.2 million in 2002, a decrease of 11.1 percent from the 2001 revenues of $884.0 million. Operating income was $17.9 million in 2002 compared to an operating loss of $54.5 million in 2001 (or an operating loss of $46.7 million when adjusted for SFAS No. 142). Before restructuring charges and other items, operating income was $36.5 million, an increase of 11.9 percent from $32.6 million in 2001 and operating margins were 4.6 percent and 3.7 percent in 2002 and 2001, respectively. When adjusting 2001 for the impact of SFAS No. 142, income before restructuring charges and other items would have been $40.4 million with a corresponding operating margin of 4.6 percent.

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

     The convention show services business experienced a 5.9 percent decrease in revenues, however, operating income increased during the year. Revenues were $568.3 million in 2002 compared to $604.1 million in 2001. The decline in revenues largely reflects lower demand for services and tradeshow shrinkage due to overall weak economic conditions. Since 2001, and throughout 2002, the tradeshow industry has experienced sequential declines in tradeshow attendance, the number of exhibiting companies, and convention square footage. Tradeshow activity also reflects industry-specific conditions. Show shrinkage has been significant in the technology and telecommunications sectors, while health-related shows have slightly improved and other service industries have stabilized. During 2002, several shows were canceled, scaled-back or lost to competitors. Furthermore, show shrinkage, particularly related to certain technology shows, negatively impacted revenues. However, these declines were partially offset by new business in 2002 such as the Comdex and International Manufacturing Technology shows, and positive show rotation related to the ConExpo/ConAg and International Woodworking shows, as these events do not occur every year. Operating income improvements during 2002 primarily reflect improved margins and lower costs as the benefit of a previous restructuring has largely been realized. Although the convention show services business has a diversified revenue base (show portfolio) including existing contracts for future shows, revenue growth is dependent on general economic and industry-specific conditions. Furthermore, political instability in the Middle East and threats of terrorism could continue to impact travel which may adversely affect the convention show industry.

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

     Income Taxes. On a GAAP basis, the 2002 effective tax rate was 23.7 percent, up from an 18.1 percent tax benefit in 2001 predominantly due to the restructuring charges and other items recorded in 2001. Excluding the effect of the 2002 and 2001 restructuring charges and other items, the 2002 effective tax rate was 25.2 percent, up from 22.9 percent in 2001. When adjusted for the impact of SFAS No. 142 the effective tax rate in 2001 would have been 22.2 percent. The relatively low rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The higher rate for 2002 is due to lower tax-exempt investment income in proportion to total pre-tax income, resulting from the shift in the mix of investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position. This change in the mix of investments, the taxability of those investments, and the mix of companies included in the consolidated state filings, increased Viad’s effective tax rate from 2001 to 2002.

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

     Furthermore, during 2001 Viad’s Payment Services segment recorded other-than-temporary impairment losses and adjustments related to structured investments of $10.3 million of which $3.0 million ($1.9 million after-tax) was recorded as a cumulative effect of a change in accounting principle.

     The following discussion compares 2001 results with 2000 results as restated and also on an as adjusted for SFAS No. 142 basis.

     Revenues for 2001 were $1.65 billion, down from the 2000 amount of $1.73 billion. The decrease was primarily due to Viad’s Convention and Event Services segment revenue decline of $148.1 million over the prior year, partially offset by the Payment Services segment revenue increase of $101.1 million over the same period. Viad began shifting its mix of nontaxable and taxable investments in 2001 to balance its alternative minimum tax position. At December 31, 2001, tax-exempt investments represented 22 percent of the total investment portfolio versus 45 percent at December 31, 2000. On a taxable equivalent basis, as though amounts were invested in taxable investments, revenues were $1.70 billion, down 5.3 percent from $1.79 billion in 2000.

     Net income for 2001 was $44.6 million, or $0.50 per share, compared with net income of $140.8 million, or $1.54 per share in 2000. When adjusted for SFAS No. 142, 2001 net income would have been $58.8 million ($0.67 per share) versus $154.7 million ($1.69 per share) in 2000.

     There were 4.6 million fewer average outstanding and potentially dilutive common shares in 2001 than in 2000, due primarily to the stock repurchase programs described in “Liquidity and Capital Resources.” In addition, a lower Viad stock price during 2001 contributed to fewer additional dilutive shares related to unexercised stock options.

     Payment Services. Revenues of the Payment Services segment were $706.5 million in 2001, a 16.7 percent increase over 2000 revenues of $605.5 million. Operating income was $116.5 million, a 24.1 percent increase over 2000 operating income of $93.8 million. Operating margins increased to 16.5 percent in 2001 from 15.5 percent in 2000. When adjusting 2001 and 2000 for the impact of SFAS No. 142, operating income would have been $124.7 million and $102.0 million, respectively, and the operating margins would have been 17.6 percent and 16.8 percent in 2001 and 2000, respectively. The increase in operating income was driven by continuing solid growth in official check operations, continued improvements in MoneyGram and by the leveraging of the existing infrastructure, as Payment Services experienced double-digit growth in the number of financial institution locations and in the number of locations that sell or provide both money orders and money transfer services. MoneyGram experienced strong transaction volume growth of 37 percent driven by Latin America, International money transfer and same-day bill payment businesses. MoneyGram’s agent base expanded by 31 percent over 2000. Average investable funds for 2001 were $5.0 billion, up approximately 31 percent from 2000 levels, however, results were partially offset by lower effective interest rates on new investments. Furthermore, the increase in operating income in 2001 was partially offset by the impairment losses and other adjustments recorded in 2001. On the taxable equivalent basis, 2001 revenues of $753.4 million were up 12.2 percent when compared to $671.7 million in 2000. On the same basis and before restructuring charges and other items, segment operating income in 2001 was $169.2 million, up 5.7 percent from $160.1 million in 2000. When adjusted for SFAS No. 142 segment operating income in 2001 was $177.5 million, up 5.5 percent from $168.2 million in 2000.

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

     Float income (investment income from the investment portfolio) represented approximately 44 percent of total Payment Services revenue for the year 2001 compared with 39 percent for 2000. Float income is affected by the level of investment balances (float portfolio) and the yield on investments.

     The following tables present float income and expense associated with the Payment Services segment’s investment portfolio on both a GAAP and taxable equivalent basis:

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, GAAP basis)
Investments available or restricted for payment service obligations	$4,984,698	$306,145	6.14%	$3,805,821	$231,034	6.07%
Payment service obligations (1)	3,490,246	208,273	5.97%	2,410,511	164,326	6.82%

Net float income and margin		$97,872	1.96%		$66,708	1.75%

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands, taxable equivalent basis)
Investments available or restricted for payment service obligations	$4,984,698	$352,992	7.08%	$3,805,821	$297,258	7.81%
Payment service obligations (1)	3,490,246	208,273	5.97%	2,410,511	164,326	6.82%

Net float income and margin		$144,719	2.90%		$132,932	3.49%

(1)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($444 million and $433 million for 2001 and 2000, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

     On a GAAP basis, float income (excluding gains and losses) was $306.1 million in 2001 compared to $231.0 million in 2000, an increase of $75.1 million or 32.5 percent. The growth was primarily due to higher average float portfolio balances which drove an increase in float income of $71.6 million. During 2001, average 5-year U.S. Treasury Notes declined 160 basis points and short-term interest rates declined over 235 basis points. Despite this decline, the average portfolio yield increased 7 basis points from 6.07 percent to 6.14 percent, primarily due to the mix of investments in the portfolio. The portfolio mix shifted away from lower yield tax-exempt securities into higher yield taxable securities as the percentage of the portfolio invested in tax-exempt securities declined from 45 percent at December 31, 2000 to 22 percent at December 31, 2001. See Note 5 of Notes to Consolidated Financial Statements for a breakout of investments available or restricted for payment service obligations.

     On a taxable equivalent basis, 2001 float income (excluding gains and losses) was $353.0 million compared to $297.3 million in 2000, an increase of 18.7 percent. Higher balance growth drove the increase of $92.1 million in float income and was partially offset by a decrease of $36.3 million related to declining interest rates. This resulted in an average investment yield of 7.08 percent, a decrease of 73 basis points from 7.81 percent in 2000. Contributing to the decline in average investment yield in 2001, in addition to the lower interest rate environment, was a lower percentage of the portfolio invested in the higher effective yield tax-exempt securities as mentioned above.

     Commission expense was $208.3 million in 2001, an increase of $43.9 million, or 26.7 percent from 2000, primarily due to higher average balances of $1.1 billion. The commission expense increase attributable to the higher average balances was $73.6 million and was partially offset by a decrease of approximately $29.7 million due to an interest rate decline.

     Net float income (float income less commission expense) on a GAAP basis was $97.9 million in 2001, up $31.2 million or 46.7 percent from 2000, primarily due to increased balances. The net float margin was 1.96 percent, or a 21 basis point increase from 1.75 percent in 2000. Net float income on a taxable equivalent basis was $144.7 million in 2001, up $11.8 million or 8.9 percent from 2000 primarily due to increased balances. This increase was partially offset by a decline in interest rates, reflecting a net float margin of 2.90 percent, or a 59 basis point decline from 3.49 percent in 2000. The decline was a result of a lower interest rate environment as well as a lower percentage of the portfolio invested in the higher effective yield municipal securities.

     The following table summarizes the impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio:

	2001 vs 2000

	Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total

	(in thousands, GAAP basis)			(in thousands, taxable equivalent basis)
Float income	$71,564	$3,547	$75,111	$92,078	$(36,344)	$55,734
Commission expense	$73,606	$(29,659)	$43,947	$73,606	$(29,659)	$43,947
Net float income	$20,663	$10,501	$31,164	$41,177	$(29,390)	$11,787

(1)	The totals for the balance and rate columns are not the sum of the individual lines as income and expense changes are calculated independently.

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

     Income Taxes. On a GAAP basis, the 2001 effective tax rate was a benefit of 18.1 percent, compared to a 15.7 percent tax rate expense in 2000 predominantly due to the restructuring charges and other items in 2001. Excluding the effect of those charges, the 2001 effective tax rate was 22.9 percent, up from 15.2 percent in 2000. When adjusted for the impact of SFAS No. 142 the effective tax rate in 2001 and 2000 would have been 22.2 percent and 15.3 percent, respectively. The relatively low rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The higher rate for 2001 is due to lower tax-exempt investment income in proportion to total pre-tax income, resulting from the shift in the mix of investments from nontaxable to taxable investments. In addition, due to lower operating income in the Convention and Event Services segment, tax savings associated with filing consolidated state income tax returns was lower than anticipated, resulting in a higher effective state tax rate.

Liquidity and Capital Resources:

     Cash and corporate investments were $303.6 million at December 31, 2002 as compared to $216.1 million at December 31, 2001, with the increase primarily related to cash flow generated from 2002 operations. Corporate investments are included in the balance sheet caption “Other investments in securities.”

     In January 2003, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express, acquired the 49 percent minority interest in MoneyGram International Limited (“MIL”) from Travelex Group (“Travelex”). MIL, a London-based joint venture between MoneyGram and Travelex, provides international money transfer services primarily in Europe, Africa, Australia and Asia. Prior to the acquisition, MoneyGram owned a 51 percent interest in MIL. In connection with the transaction, MoneyGram paid approximately $98.0 million to Travelex. In addition, MIL paid a dividend to Travelex of approximately $8.1 million concurrent with the transaction.

     Viad’s total debt at December 31, 2002 was $361.7 million compared with $396.8 million at December 31, 2001. The debt-to-capital ratio at December 31, 2002 was 0.34 to 1, compared to 0.35 to 1 at December 31, 2001. Capital is defined as total debt plus minority interests, preferred stock and common stock and other equity.

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

     Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit). Effective August 31, 2001, Viad completed credit facilities totaling $425 million to replace and consolidate its previous $300 million revolving bank credit agreement, various letter of credit support facilities and a Canadian credit facility without substantially increasing Viad’s overall credit capacity. Under these facilities, short-term borrowings were supported by a $200 million short-term 364-day revolving credit facility (with a one-year term out provision, at Viad’s option, in the event a new facility is not established) and a $225 million five-year facility. On August 30, 2002, Viad’s $200 million short-term 364-day facility was amended, the total amount of the lenders’ commitments was reduced to $168 million under similar terms and the commitment termination date of each eligible lender was extended to August 2003. The short-term revolving credit facility, as amended, allows for Viad to increase the aggregate amount of the lender commitments up to $200 million subject to availability of commitments. Short-term borrowings totaling $173.0 million and $166.0 million at December 31, 2002 and 2001, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $142.0 million at December

31, 2002. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements. As of December 31, 2002, Viad was in compliance with all of its covenants.

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

     As of December 31, 2002, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at December 31, 2002 would be $60.4 million. Of these guarantees, 93 percent relates to obligations associated with operating leases and other unused credit facilities and the remaining 7 percent relates to subsidiary obligations included in total debt in the Consolidated Balance Sheets. At December 31, 2002, the aggregate guarantees related to leased facilities were $34.6 million, and expire through December 2006. At December 31, 2002, the aggregate guarantees related to credit or loan arrangements with banks were $25.8 million of which, $5.8 million expire through September 2003 and $20.0 million is subject to an ongoing guarantee by a Viad subsidiary commensurate with its subsidiary’s credit facility which has no expiration date. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     The ability of Viad to maintain its investment grade rating is critical as it affects the cost of borrowing. In addition, certain financial institution customers of Viad’s Payment Services segment require that Viad maintain an investment grade rating. Any ratings downgrade could increase Viad’s cost of borrowing, result in termination of debt, or require certain actions be performed to rectify such a situation. Such a downgrade could also have a negative effect on Viad’s ability to attract and retain new or existing customers. Being placed on credit watch with negative implication could also affect Viad’s cost of borrowing for its short-term debt and/or the ability to obtain such short-term funding. As of December 31, 2002, the ratings outlook from the rating agencies was “stable.”

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

     Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by the Payment Services segment to the extent that they represent proceeds from the sale of its payment instruments for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Accordingly, such assets are not available to satisfy working capital or other financing requirements of Viad. The securities are included in the Consolidated Balance Sheets under the caption, “Investments available or restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations.” Although the Payment Services investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of the investments reduces this risk. Approximately 97 percent of the investments at December 31, 2002 (and approximately 99 percent of the investments at December 31, 2001) have an investment grade rating of A or higher or are collateralized by federal agency securities. Although Payment Services’ investment portfolio is highly diversified, if any one issuer were unable to pay its obligations or were to enter into bankruptcy, Payment Services may have to sell the investment and reinvest the proceeds in permissible securities and/or could lose a portion or a substantial amount of the investment with such issuer. In addition, further deterioration in the debt and equity markets could lead to further other-than-temporary impairment losses related to the Payment Services segment’s investment securities in future periods. See “Critical Accounting Policies” for discussion regarding estimates and assumptions related to other-than-temporary declines in the value of securities. Under normal circumstances there is no requirement to sell long-term debt securities prior to their maturity, as the funds from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service obligations as they are presented. Fluctuations in the balances of Payment Services’ assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of agent receivables, and the timing of the presentment of such instruments.

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

     Goodwill – SFAS No. 142, “Goodwill and Other Intangible Assets,” requires annual impairment testing of goodwill based on the estimated fair value of Viad’s reporting units. The fair value of Viad’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts, and industry trends and conditions.

     During 2002, Viad recorded a transitional goodwill impairment loss of $40.0 million ($37.7 million after-tax) related to the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. A decline in the expected cash flows or the estimated terminal value could lead to additional goodwill impairment losses. Similarly, an increase in the discount rate (weighted average cost of capital) could also result in additional goodwill impairment.

     Insurance liabilities - Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss and medical claims. Viad has also retained and provided for certain insurance liabilities in conjunction with the sales of businesses. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels. A change in the assumptions used could result in an adjustment to recorded liabilities.

     Pension obligations - Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans as described in Note 15 of Notes to Consolidated Financial Statements. In addition, Viad retained the obligations for such benefits for employees of certain sold businesses. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded. As determined with the guidance of an external actuary, the following assumptions were used in determining the projected benefit obligation and pension expense:

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

     Postretirement benefits other than pensions - Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for such benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans.

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

     Investment securities - Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Per SFAS No. 115, investments are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities being held for indefinite periods of time, including those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities, are classified as available-for-sale. These securities are carried at market value (or fair value), with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” Market value is determined by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In general, as interest rates increase, the fair value of the available-for-sale portfolio and stockholders’ equity decreases and as interest rates fall, the fair value of the available-for-sale portfolio increases as well as stockholders’ equity. Securities classified as held-to-maturity are those that management has the ability and intent to hold to maturity and are carried at amortized cost. The cost of investment securities sold is determined using the specific-identification method.

     Other-than-temporary declines in the value of securities - Viad’s investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Viad employs a methodology that considers available evidence in evaluating potential impairment of its investments including the duration and extent to which the fair value is less than book value; Viad’s ability and intent to hold the investment; the security rating; the underlying collateral and other factors that influence projected future cash flows. When an other-than-temporary impairment occurs, investments are written down to fair market value. Subsequent increases in value are treated as an adjustment of yield.

     As discussed elsewhere in this annual report, Viad recorded other-than-temporary impairment losses and adjustments of approximately $28.9 million and $10.3 million for the years ended December 31, 2002 and 2001, respectively, related to certain structured notes held in its Payment Services investment portfolio during the period. The impact of changes in cash flow projections and the related default and recovery rate assumptions on certain structured notes and collateralized debt obligations could result in additional impairment. Furthermore, adverse changes in actual or projected cash flows on other investments could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.

     Derivative financial instruments - Derivative financial instruments are used as part of Viad’s risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Viad does not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. While Viad intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Viad does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well established, well capitalized financial institutions.

     Stock-based compensation - As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Note 1 of Notes to Consolidated Financial Statements for the pro forma impact of stock-based awards using the fair value method of accounting.

     Restructuring charges and other items - As a component of the 2002 restructuring charge of $20.5 million, an accrued liability related to facility closure and lease termination costs of $12.8 million, net of estimated sublease income of $3.9 million, was recorded as of December 31, 2002. These costs were accounted for pursuant to Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF No. 94-3, these costs were considered to have no future economic benefit, and were therefore recorded at the time that Viad management approved and committed to the restructuring plan in the fourth quarter of 2002. The recorded amounts were based on the contractual obligations contained in the leases (net of estimated sublease income) and estimates of incremental costs incurred as a direct result of the restructuring plan.

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

Recent Accounting Pronouncements:

     In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred” (“EITF No. 01-14”), which became effective for Viad on January 1, 2002. Under EITF No. 01-14, reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the income statement. Upon adoption of EITF No. 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. Viad has historically accounted for the reimbursement of out-of-pocket expenses incurred similar to EITF No. 01-14 and, therefore, the adoption of EITF No. 01-14 did not impact Viad’s consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with Interpretation No. 45, Viad has included the required disclosures relating to its guarantees in the financial statements as of December 31, 2002 (see Note 17 of Notes to Consolidated Financial Statements). Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s debt to a third party, and would therefore, be excluded from liability recognition at inception. Viad has not yet determined if the adoption of the new rules will have any material impact on its financial position or its results of operations.

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

Item 8. Financial Statements and Supplementary Data

     Refer to Index to Financial Statements on page 29 for required information.

PART IV

Item 16. Exhibits, Financial Statements, and Reports on Form 8-K

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

None.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 2nd day of June, 2003.

VIAD CORP

By:	/s/ Robert H. Bohannon

Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date: June 2, 2003	By:	/s/ Robert H. Bohannon

Director; Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: June 2, 2003	By:	/s/ Ellen M. Ingersoll

Chief Financial Officer

Principal Accounting Officer

Date: June 2, 2003	By:	/s/ G. Michael Latta

Vice President-Controller

Directors

Jess Hay Judith K. Hofer Donald E. Kiernan Robert C. Krueger Jack F. Reichert Linda Johnson Rice Douglas L. Rock Timothy R. Wallace

	By:	/s/ Ellen M. Ingersoll

Attorney-in-Fact

Date: June 2, 2003

CERTIFICATIONS

I, Robert H. Bohannon, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Viad Corp;

2.	Based on my knowledge, this annual report, as amended does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended (the “Evaluation Date”); and

c)	presented in this annual report, as amended our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report, as amended whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003	By	/s/ Robert H. Bohannon

Robert H. Bohannon Chairman of the Board, President and Chief Executive Officer

I, Ellen M. Ingersoll, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Viad Corp;

2.	Based on my knowledge, this annual report, as amended does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended (the “Evaluation Date”); and

c)	presented in this annual report, as amended our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report, as amended whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003	By	/s/ Ellen M. Ingersoll

Ellen M. Ingersoll Chief Financial Officer

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(as restated)	(as restated)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$57,219	$46,593
Other investments in securities	246,338	169,556
Receivables, net	50,818	64,134
Inventories	41,839	55,682
Deferred income taxes	55,747	45,916
Other current assets	35,366	37,036

	487,327	418,917
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	1,904,015	1,476,475

Total current assets	2,391,342	1,895,392
Investments available or restricted for payment service obligations	6,268,080	5,442,615
Property and equipment, net	248,099	260,480
Other investments and assets	58,079	67,715
Deferred income taxes	125,894	85,807
Goodwill	549,461	587,365
Other intangible assets, net	34,474	35,925

Total Assets	$9,675,429	$8,375,299

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term bank loans	$—	$457
Accounts payable	63,188	60,913
Other current liabilities	230,857	196,411
Current portion of long-term debt	103,995	42,224

	398,040	300,005
Payment service obligations	7,945,760	6,741,291

Total current liabilities	8,343,800	7,041,296
Long-term debt	257,662	354,147
Pension and other postretirement benefits	110,895	94,424
Derivative financial instruments	126,527	23,568
Other deferred items and insurance liabilities	133,288	135,420
Commitments and contingencies (Notes 16 and 17)
Minority interests	18,659	5,284
$4.75 Redeemable preferred stock	6,704	6,679
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610
Additional capital	215,872	225,003
Retained income	781,441	755,478
Unearned employee benefits and other	(66,143)	(82,952)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	91,640	31,214
Unrealized loss on derivative financial instruments	(150,557)	(53,875)
Cumulative foreign currency translation adjustments	(9,655)	(13,211)
Minimum pension liability adjustment	(34,274)	(13,739)
Common stock in treasury, at cost, 11,638,090 and 10,806,006 shares	(300,040)	(283,047)

Total common stock and other equity	677,894	714,481

Total Liabilities and Stockholders’ Equity	$9,675,429	$8,375,299

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,

	2002	2001	2000

	(as restated)	(as restated)
	(in thousands, except per share data)
Revenues:
Convention show services	$568,301	$604,148	$692,843
Payment services transaction fees	431,564	393,093	367,733
Payment services investment income	342,055	313,432	235,429
Exhibit design and construction	217,932	279,896	339,272
Hospitality and recreation services	58,253	61,453	91,531

Total revenues	1,618,105	1,652,022	1,726,808

Costs and expenses:
Costs of services	1,227,244	1,202,311	1,216,977
Costs of products sold	215,144	280,050	321,197
Corporate activities	17,114	12,029	9,783
Other investment income	(10,531)	(5,652)	(13,115)
Interest expense	19,268	25,936	25,303
Restructuring charges	18,942	62,370	8,165
Litigation settlement and costs	—	29,274	—
Gain on sale of business	—	—	(10,256)
Other charges	—	5,000	—
Minority interests	5,636	1,326	1,717

Total costs and expenses	1,492,817	1,612,644	1,559,771

Income before income taxes and changes in accounting principles	125,288	39,378	167,037
Income tax expense (benefit)	29,663	(7,110)	26,218

Income before changes in accounting principles	95,625	46,488	140,819
Changes in accounting principles, net of tax	(37,739)	(1,884)	—

Net income	$57,886	$44,604	$140,819

Diluted income per common share
Income per share before changes in accounting principles	$1.09	$0.52	$1.54
Changes in accounting principles, net of tax	(0.44)	(0.02)	—

Net income per common share	$0.65	$0.50	$1.54

Average outstanding and potentially dilutive common shares	86,716	86,322	90,925

Basic income per common share
Income per share before changes in accounting principles	$1.10	$0.53	$1.57
Changes in accounting principles, net of tax	(0.44)	(0.02)	—

Net income per common share	$0.66	$0.51	$1.57

Average outstanding common shares	86,178	85,503	88,802

Dividends declared per common share	$0.36	$0.36	$0.36

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,

	2002	2001	2000

	(as restated)	(as restated)
		(in thousands)
Net income	$57,886	$44,604	$140,819

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities:
Statement of Financial Accounting Standards (“SFAS”) No. 133 transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity to securities classified as available-for-sale, net of tax expense of $2,412	—	3,772	—
Holding gains arising during the period, net of tax expense of
$45,067, $21,768 and $47,797	70,491	34,049	74,759
Reclassification adjustment for net realized gains included in net income, net of tax expense of $6,435, $4,643 and $2,610	(10,065)	(7,263)	(4,082)

	60,426	30,558	70,677

Unrealized losses on derivative financial instruments:
Cumulative effect of transition adjustment upon initial application of SFAS No. 133 on January 1, 2001, net of tax benefit of $4,796	—	(7,501)	—
Holding losses arising during the period, net of tax benefit
of $113,994 and $50,428	(178,299)	(78,874)	—
Net reclassifications from other comprehensive income to net income, net of tax benefit of $52,182 and $20,779	81,617	32,500	—

	(96,682)	(53,875)	—

Unrealized foreign currency translation gains (losses)	3,556	(4,599)	(3,677)

Minimum pension liability adjustment, net of tax benefit of $11,057, $6,432 and $65	(20,535)	(11,944)	(121)

Other comprehensive income (loss)	(53,235)	(39,860)	66,879

Comprehensive income	$4,651	$4,744	$207,698

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2002	2001	2000

	(as restated)	(as restated)
		(in thousands)
Cash flows from operating activities
Net income	$57,886	$44,604	$140,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,483	69,096	68,600
Deferred income taxes	(6,302)	(40,307)	12,705
Changes in accounting principles	40,000	2,989	—
Restructuring charges and other items	18,942	96,644	8,165
Investment impairment charges and adjustments	28,879	7,368	—
Gains on dispositions of businesses, property and investments	(18,097)	(12,277)	(17,619)
Other noncash items, net	10,710	10,206	879
Change in operating assets and liabilities:
Receivables	7,176	38,291	(68,708)
Inventories	10,982	10,794	(4,740)
Accounts payable	2,275	(20,233)	(8,500)
Other assets and liabilities, net	15,220	10,222	(31,473)

	219,154	217,397	100,128
Change in payment service assets and obligations, net	794,243	1,774,193	413,765

Net cash provided by operating activities	1,013,397	1,991,590	513,893

Cash flows from investing activities
Capital expenditures	(40,227)	(49,783)	(45,206)
Acquisitions of businesses, net of cash acquired	—	(865)	(28,868)
Proceeds from dispositions of businesses, property and other assets	3,040	1,040	44,276
Proceeds from sales and maturities of available-for-sale securities	2,494,238	2,074,719	1,530,519
Proceeds from maturities of held-to-maturity securities	745,387	464,608	60,280
Purchases of available-for-sale securities	(3,341,956)	(3,527,968)	(1,371,135)
Purchases of held-to-maturity securities	(775,670)	(848,823)	(594,405)
Cash provided by discontinued operations	—	—	10,585

Net cash used in investing activities	(915,188)	(1,887,072)	(393,954)

Cash flows from financing activities
Payments on long-term borrowings	(44,039)	(68,316)	(32,751)
Net change in short-term borrowings	6,543	18,288	90,314
Dividends paid on common and preferred stock	(32,149)	(31,995)	(33,092)
Proceeds from exercise of stock options	10,371	16,422	11,945
Purchases of common stock for treasury	(28,309)	(34,622)	(147,163)

Net cash used in financing activities	(87,583)	(100,223)	(110,747)

Net increase in cash and cash equivalents	10,626	4,295	9,192
Cash and cash equivalents, beginning of year	46,593	42,298	33,106

Cash and cash equivalents, end of year	$57,219	$46,593	$42,298

Supplemental disclosure of cash flow information
Cash paid (refunded) during the year for:
Income taxes	$9,661	$(16,429)	$11,261

Interest	$18,569	$27,118	$22,910

VIAD CORP
CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	Stock	Capital	Income	and Other	Income (loss)	Treasury	Total

			(as restated)		(as restated)		(as restated)
	(in thousands)
Balance, December 31, 1999	$149,610	$289,798	$634,599	$(129,818)	$(76,630)	$(167,667)	$699,892
Net income	—	—	140,819	—	—	—	140,819
Dividends on common and preferred stock	—	—	(33,092)	—	—	—	(33,092)
Employee benefit plans	—	(27,200)	—	18,051	—	32,255	23,106
Employee Equity Trust adjustment to market value	—	(16,963)	—	16,963	—	—	—
Treasury shares acquired	—	—	—	—	—	(147,163)	(147,163)
Unrealized foreign currency translation adjustment	—	—	—	—	(3,677)	—	(3,677)
Unrealized gain on available-for-sale securities	—	—	—	—	70,677	—	70,677
Minimum pension liability adjustment	—	—	—	—	(121)	—	(121)
Other, net	—	(1)	289	—	—	1	289

Balance, December 31, 2000	149,610	245,634	742,615	(94,804)	(9,751)	(282,574)	750,730
Transition adjustment, effective January 1, 2001, upon initial application of SFAS No. 133	—	—	—	—	(3,729)	—	(3,729)
Net income	—	—	44,604	—	—	—	44,604
Dividends on common and preferred stock	—	—	(31,995)	—	—	—	(31,995)
Employee benefit plans	—	(23,009)	—	14,230	—	34,149	25,370
Employee Equity Trust adjustment to market value	—	2,378	—	(2,378)	—	—	—
Treasury shares acquired	—	—	—	—	—	(34,622)	(34,622)
Unrealized foreign currency translation adjustment	—	—	—	—	(4,599)	—	(4,599)
Unrealized gain on available-for-sale securities	—	—	—	—	26,786	—	26,786
Unrealized loss on derivative financial instruments	—	—	—	—	(46,374)	—	(46,374)
Minimum pension liability adjustment	—	—	—	—	(11,944)	—	(11,944)
Other, net	—	—	254	—	—	—	254

Balance, December 31, 2001	149,610	225,003	755,478	(82,952)	(49,611)	(283,047)	714,481
Net income	—	—	57,886	—	—	—	57,886
Dividends on common and preferred stock	—	—	(32,149)	—	—	—	(32,149)
Employee benefit plans	—	(7,884)	—	15,567	—	11,311	18,994
Employee Equity Trust adjustment to market value	—	(1,242)	—	1,242	—	—	—
Treasury shares acquired	—	—	—	—	—	(28,309)	(28,309)
Unrealized foreign currency translation adjustment	—	—	—	—	3,556	—	3,556
Unrealized gain on available-for-sale securities	—	—	—	—	60,426	—	60,426
Unrealized loss on derivative financial instruments	—	—	—	—	(96,682)	—	(96,682)
Minimum pension liability adjustment	—	—	—	—	(20,535)	—	(20,535)
Other, net	—	(5)	226	—	—	5	226

Balance, December 31, 2002	$149,610	$215,872	$781,441	$(66,143)	$(102,846)	$(300,040)	$677,894

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2002, 2001, and 2000

Note 1. Summary of Significant Accounting Policies

     Nature of Business. Viad Corp (Viad) is comprised of operating companies and a division which operate in two principal business segments: Payment Services and Convention and Event Services. The Payment Services segment issues and processes money orders, official checks and share drafts and provides same-day bill payment and cash access services throughout the United States. The segment also provides money transfer services throughout the world. The Convention and Event Services segment provides convention show services including transportation, installation, dismantling and management services to trade associations, show management companies and exhibitors throughout North America. The segment also provides design, construction, installation and warehousing of convention and tradeshow exhibits and displays to customers primarily in the United States and to a lesser extent in certain foreign locations. Viad also operates travel and recreation businesses in the northern United States and Canada.

     Principles of Consolidation. The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of MoneyGram International Limited (MIL), which was a majority-owned subsidiary prior to the acquisition of the remaining minority interest by the Company in January 2003. See Note 18, “Subsequent Events.” All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

     Viad’s Payment Services segment participates in various trust arrangements (special-purpose entities) related to structured investments within its investment portfolio, official check processing agreements with financial institutions, and the sale of certain receivables. Certain structured investments owned by Viad represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. For certain of these trusts, Payment Services owns the majority of the beneficial interests, and therefore, consolidates those trusts by recording and accounting for the assets of the trust separately in Viad’s consolidated financial statements.

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

     See “Recent Accounting Pronouncements,” below for further information regarding consolidation of variable interest entities.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

–	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill

–	Estimated provisions for losses related to self-insured liability claims

–	Projected benefit obligations and expense associated with pension and postretirement benefit plans

–	Estimated fair value of financial instruments, including the identification of other-than-temporary declines in the value of securities

–	Estimated fair value of derivative financial instruments

Actual results could differ from these and other estimates.

     Reclassifications. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

     Cash and Cash Equivalents. Viad considers all highly liquid investments with original maturities when purchased of three months or less to be cash equivalents. Certain cash equivalents are classified in the Consolidated Balance Sheets as “Other investments in securities” based on their intended use. See Note 4.

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

     Investments Available or Restricted for Payment Service Obligations. Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified in the Consolidated Balance Sheets as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted by the Payment Services segment to the extent that they represent proceeds from the sale of payment instruments for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. In addition, certain other assets of the Payment Services subsidiaries are available if necessary to meet such obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Investment securities are included in the Consolidated Balance Sheets under the caption, “Investments available or restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash on hand, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations.” Investment securities available or restricted for Payment Service obligations are classified as available-for-sale or held-to-maturity. Securities being held for indefinite periods of time, including those which may be sold to assist in the clearing of payment service obligations or in the management of investments, are classified as available-for-sale securities and reported at fair market value with unrealized gains and losses, net of tax, included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).” The specific identification method is used to determine the cost basis of securities sold. Securities classified as held-to-maturity consist of securities that management has the ability and intent to hold to maturity and are reported at amortized cost. Interest income and realized gains and losses on the disposition of these investments are included in the Consolidated Statements of Income as “Payment services investment income.”

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

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

     The following represents a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related swap agreements at December 31:

	2002	2001

	(in thousands)
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	$1,904,015	$1,476,475
Investments available or restricted for payment service obligations (1)	6,268,080	5,414,664
Payment service obligations (1)	(7,825,954)	(6,649,722)
Fair value of derivative financial instruments (1)	(246,333)	(87,186)

Total	$99,808	$154,231

(1)	The current liability portions of derivative financial instruments of $119.8 million and $91.6 million at December 31, 2002 and 2001, respectively, are included in the Consolidated Balance Sheets under the caption “Payment service obligations.” The long-term asset portion of derivative financial instruments of $28.0 million at December 31, 2001 is included in the Consolidated Balance Sheets under the caption “Investments available or restricted for payment service obligations.”

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

     Certain upfront payments incurred by Viad’s Convention and Event Services segment in connection with long-term contracts consist of incentive fees and prepaid commissions and are amortized over the life of the related contract. Incentive and other upfront payments are classified on the Consolidated Balance Sheets under the caption, “Other current assets” for the current portion and “Other investments and assets” for the non-current portion.

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

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

     Investment income is recognized as it is earned and includes investment interest and dividends, and realized gains and losses on the sale of investments and impairments. Viad includes investment income on investments available or restricted for payment service obligations in revenues as the generation of investment income is core to the earnings process of its Payment Services segment and is an ongoing major and central operation of this segment.

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

     Assuming Viad had recognized compensation cost for stock options and performance-based and restricted stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, income before changes in accounting principles and diluted and basic income per share before changes in accounting principles would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and the tax benefit on the exercise of nonqualified stock options.

	2002	2001	2000

	(in thousands, except per share data)
Income before changes in accounting principles as reported	$95,625	$46,488	$140,819
Expense related to stock options determined under fair value based methods, net of tax	(7,616)	(5,975)	(5,451)

Pro forma income before changes in accounting principles	$88,009	$40,513	$135,368

Diluted income per share before changes in accounting principles:
As reported	$1.09	$0.52	$1.54

Pro forma	$1.00	$0.46	$1.48

Basic income per share before changes in accounting principles:
As reported	$1.10	$0.53	$1.57

Pro forma	$1.01	$0.46	$1.51

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

     Recent Accounting Pronouncements. In November 2001, the Emerging Issues Task Force reached a consensus on Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred” (“EITF No. 01-14”), which became effective for Viad on January 1, 2002. Under EITF No. 01-14, reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the income statement. Upon adoption of EITF No. 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. Viad has historically accounted for the reimbursement of out-of-pocket expenses incurred similar to EITF No. 01-14 and, therefore, the adoption of EITF No. 01-14 did not impact Viad’s consolidated financial statements.

     In January 2002, Viad adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. See Note 8 of Notes to Consolidated Financial Statements for discussion of transitional impairment loss related to goodwill recognized in connection with the adoption of SFAS No. 142.

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with Interpretation No. 45, Viad has included the required disclosures relating to its guarantees in the financial statements as of December 31, 2002 (see Note 17 of Notes to Consolidated Financial Statements). Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s debt to a third party, and would therefore, be excluded from liability recognition at inception. Viad has not yet determined if the adoption of the new rules will have any material impact on its financial position or its results of operations.

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

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

Note 2. Restructuring Charges, Litigation Settlement and Other Items

     Restructuring Charges. During 2002, the Convention and Event Services segment continued to experience tradeshow shrinkage and further declines in the demand for the design and construction of new exhibits. This decline was due to diminished corporate spending and the continued downturn in the general economy as many exhibitors elected to reuse or refurbish existing exhibits rather than placing new orders. As a result of decreased visibility over revenues and continued uncertainties regarding improvements in the trade show industry, the exhibit construction and design business revised its forecasted demand and reevaluated its manufacturing capacity requirements and cost structure during the fourth quarter of 2002. Accordingly, Viad approved a plan of restructuring and recorded a charge totaling $20.5 million in the fourth quarter of 2002. Of the total restructuring charge, $19.3 million was included in the Consolidated Statements of Income under the caption “Restructuring charges” and $1.2 million relating to consulting fees incurred and the write-down of certain inventories was included under the caption “Cost of products sold.” Viad recorded the restructuring charge pursuant to the accounting methods contained in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and SEC Staff Accounting Bulletin No. 100, “Accounting for Costs Associated with Exit or Disposal Activities.” Viad did not elect to early adopt the requirements provided in SFAS No. 146.

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

     A summary of the above restructuring charge, amounts utilized and remaining accrued liability balance is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination (1)	Impairment	Other	Total

	(in thousands)
Initial restructuring charge	$2,911	$12,814	$4,140	$650	$20,515
Cash payments	—	—	—	(650)	(650)
Noncash write-downs (2)	—	—	(4,140)	—	(4,140)

Balance at December 31, 2002	$2,911	$12,814	$—	$—	$15,725

(1)	Amount net of estimated sublease income of $3.9 million.

(2)	Relates primarily to the write-down of leasehold improvements, manufacturing-related equipment and inventory.

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

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

     A summary of the 2001 restructuring charges, amounts utilized and remaining accrued liability balance is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination	Impairment	Other	Total

	(in thousands)
Initial restructuring charge	$13,914	$30,252	$20,322	$1,612	$66,100
Cash payments	(6,907)	(2,335)	—	(1,612)	(10,854)
Noncash write-downs (1)	—	—	(20,322)	—	(20,322)

Balance at December 31, 2001	7,007	27,917	—	—	34,924
Cash payments	(5,712)	(8,962)	—	—	(14,674)
Adjustment to severance liability	(413)	—	—	—	(413)
Noncash write-downs (2)	—	(205)	—	—	(205)

Balance at December 31, 2002	$882	$18,750	$—	$—	$19,632

(1)	Relates primarily to the write-down of leasehold improvements, manufacturing and other equipment and inventory.

(2)	Relates to write-off of remaining leasehold improvements.

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

Notes to Consolidated Financial Statements – (Continued)

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

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

Note 5. Investments Available or Restricted for Payment Service Obligations

     Securities Classified as Available-for-Sale. A summary of securities classified as available-for-sale at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$197,459	$4,711	$(1)	$202,169
Obligations of states and political subdivisions	715,149	44,420	(1)	759,568
Corporate debt securities	301,283	15,590	(927)	315,946
Mortgage-backed and other asset-backed securities	3,420,415	106,469	(16,415)	3,510,469
Debt securities issued by foreign governments	4,997	127	—	5,124
Preferred stock and other	97,074	583	(5,193)	92,464

Securities classified as available-for-sale	$4,736,377	$171,900	$(22,537)	$4,885,740

     A summary of securities classified as available-for-sale at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$29,423	$431	$(68)	$29,786
Obligations of states and political subdivisions	734,865	11,320	(3,372)	742,813
Corporate debt securities	186,192	4,339	(941)	189,590
Mortgage-backed and other asset-backed securities	2,869,593	57,525	(15,830)	2,911,288
Debt securities issued by foreign governments	4,991	200	—	5,191
Preferred stock and other	120,631	761	(3,156)	118,236

Securities classified as available-for-sale	$3,945,695	$74,576	$(23,367)	$3,996,904

     The net unrealized holding gains of $91.1 million (net of a deferred tax liability of $58.3 million) and $31.2 million (net of a deferred tax liability of $20.0 million) at December 31, 2002 and 2001, respectively, are included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income.” Gross gains of $20.6 million, $15.8 million, and $6.7 million were realized during 2002, 2001, and 2000, respectively. Gross losses of $4.1 million, $3.9 million, and $46,000 were realized during 2002, 2001, and 2000, respectively.

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

     Securities Classified as Held-to-Maturity. A summary of securities classified as held-to-maturity at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$121,233	$11,781	$(104)	$132,910
Obligations of states and political subdivisions	447,155	31,419	—	478,574
Corporate debt securities	18,038	1,212	—	19,250
Mortgage-backed and other asset-backed securities	859,850	28,097	(7,541)	880,406
Debt securities issued by foreign governments	5,416	63	—	5,479

Securities classified as held-to-maturity	$1,451,692	$72,572	$(7,645)	$1,516,619

     A summary of securities classified as held-to-maturity at December 31, 2001 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$158,559	$2,794	$(2,245)	$159,108
Obligations of states and political subdivisions	464,695	18,687	(293)	483,089
Corporate debt securities	18,112	1,070	—	19,182
Mortgage-backed and other asset-backed securities	794,740	24,064	(11,446)	807,358
Debt securities issued by foreign governments	5,456	25	—	5,481

Securities classified as held-to-maturity	$1,441,562	$46,640	$(13,984)	$1,474,218

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

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

     Scheduled Maturities. Scheduled maturities of securities at December 31, 2002 are presented below:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in thousands)
Due in:
2003	$64,932	$65,864	$3,488	$3,618
2004-2007	247,475	255,318	31,765	33,968
2008-2012	443,425	471,487	280,729	304,848
2013 and later	474,047	501,244	275,860	293,779
Mortgage-backed and other asset-backed securities	3,420,415	3,510,469	859,850	880,406
Preferred stock and other	86,083	81,358	—	—

	$4,736,377	$4,885,740	$1,451,692	$1,516,619

     Actual maturities may differ from scheduled maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

Note 6. Property and Equipment

     Property and equipment at December 31 consisted of the following:

	2002	2001

	(in thousands)
Land	$21,693	$21,396
Buildings and leasehold improvements	78,027	77,116
Equipment and other	451,061	454,926

	550,781	553,438
Accumulated depreciation	(302,682)	(292,958)

Property and equipment	$248,099	$260,480

     Depreciation expense was $49.5 million, $50.0 million and $49.3 million for 2002, 2001 and 2000, respectively.

Note 7. Goodwill and Other Intangible Assets

     Upon adoption of SFAS No. 142, Viad completed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. It was determined that no impairment existed for certain intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recognized (retroactively to the January 2002 adoption of SFAS No. 142) related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment resulted from a change in the criteria for measurement of impairment from an undiscounted to a discounted cash flow method. This impairment is included in the Consolidated Statements of Income under the caption “Change in accounting principle.”

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

     Income before changes in accounting principles as reported and as adjusted for the adoption of SFAS No. 142 is presented below:

	2002	2001	2000

	(in thousands, except per share data)
Net income	$57,886	$44,604	$140,819
Changes in accounting principles, net of tax	37,739	1,884	—

Income before changes in accounting principles	95,625	46,488	140,819
Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	14,243	13,846

Adjusted income before changes in accounting principles	$95,625	$60,731	$154,665

Diluted earnings per share:
Net income	$0.65	$0.50	$1.54
Changes in accounting principles, net of tax	0.44	0.02	—

Income before changes in accounting principles	1.09	0.52	1.54
Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.17	0.15

Adjusted income before changes in accounting principles	$1.09	$0.69	$1.69

Basic earnings per share:
Net income	$0.66	$0.51	$1.57
Changes in accounting principles, net of tax	0.44	0.02	—

Income before changes in accounting principles	1.10	0.53	1.57
Amortization of goodwill and intangible assets with indefinite lives, net of tax	—	0.17	0.16

Adjusted income before changes in accounting principles	$1.10	$0.70	$1.73

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

Note 8. Debt

     Long-term debt at December 31 was as follows:

	2002	2001

	(in thousands)
Senior debt: (1)
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

     Viad has credit facilities totaling $393 million to support revolving bank credit agreements, various letter of credit support facilities and a Canadian credit facility. The $393 million includes a $225 million five-year facility and a $168 million 364-day facility. The interest rate applicable to borrowings under the credit facilities is indexed to the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads. The facilities also provide for commitment fees. Such spreads and fees will change moderately should Viad’s debt ratings change. In August, 2002, Viad’s 364-day short-term revolving credit facility was amended. The total amount of the lenders’ commitments was reduced from $200 million to $168 million under similar terms and the commitment termination date of each eligible lender was extended to August 2003. The short-term revolving credit facility, as amended, allows for Viad to increase the aggregate amount of the lender commitments up to $200 million, subject to availability of commitments. Short-term borrowings totaling $173.0 million and $166.0 million at December 31, 2002 and 2001, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $142.0 million at December 31, 2002. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements.

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

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

     A portion of Viad’s Payment Services business involves the payment of variable-rate commissions to financial institution customers of its official check program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from money order agents in an amount not to exceed $450 million. The agreement expires in June 2003. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate Payment Services’ cash flow for investment in permissible securities as described in Note 5. The balance of sold agent receivables as of December 31, 2002 and 2001 was $358.0 million and $347.0 million, respectively. The average agent receivables sold approximated $440.0 million, $444.0 million, and $433.0 million during 2002, 2001, and 2000, respectively. The Company has entered into interest rate swaps to hedge the change in these short-term interest rates. The swaps are accounted for as cash flow hedges. The expense of selling the agent receivables, discounted based on short-term variable interest rates including the related swap cost was $29.5 million, $30.1 million, and $30.4 million in 2002, 2001, and 2000, respectively, and is included under the caption “Costs of services” in the Consolidated Statements of Income.

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

     On January 1, 2001, Viad adopted SFAS No. 133 and, subsequently, its related amendments and interpretations. SFAS No. 133 requires that entities record all derivatives as either assets or liabilities, measured at fair value (representing the estimated amount Viad would pay to counterparties to terminate the swap agreements), with the change in fair value of the derivative recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad’s swap agreements have been designated and qualify as cash flow hedges. The length of time over which future cash flows are hedged ranges from one to six years.

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

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

Note 10. Income Per Share

     The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income before changes in accounting principles:

	2002	2001	2000

	(in thousands, except per share data)
Income before changes in accounting principles	$95,625	$46,488	$140,819
Preferred stock dividends	(1,141)	(1,137)	(1,134)

Income available to common stockholders	$94,484	$45,351	$139,685

Average outstanding common shares	86,178	85,503	88,802
Additional dilutive shares related to stock-based compensation	538	819	2,123

Average outstanding and potentially dilutive common shares	86,716	86,322	90,925

Diluted income per share before changes in accounting principles	$1.09	$0.52	$1.54

Basic income per share before changes in accounting principles	$1.10	$0.53	$1.57

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

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

     Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the plan or 80 percent of the cumulative expense that would have been recognized under the shares allocated method, in accordance with EITF No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad has recorded expense of $1.3 million, $1.7 million, and $1.6 million in 2002, 2001, and 2000, respectively.

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

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

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

     Information with respect to stock options for the years ended December 31 is as follows:

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at December 31, 1999	6,904,621	$15.27
Granted	995,403	24.47
Exercised	(1,924,706)	10.57
Canceled	(178,028)	25.74

Options outstanding at December 31, 2000	5,797,290	18.09	4,451,659
Granted	2,006,617	23.80
Exercised	(1,739,109)	12.10
Canceled	(414,130)	25.61

Options outstanding at December 31, 2001	5,650,668	21.40	3,466,201
Granted	1,082,217	27.01
Exercised	(703,923)	16.12
Canceled	(568,497)	25.30

Options outstanding at December 31, 2002	5,460,465	22.80	3,711,237

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

     The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 5.51 to $16.25	882,056	2.4 years	$12.86	882,056	$12.86
$18.34 to $24.24	1,009,516	7.1 years	19.70	694,516	19.25
$24.44 to $25.05	1,120,246	6.1 years	24.60	1,083,246	24.59
$25.20 to $26.39	1,070,147	8.0 years	25.23	561,519	25.24
$27.32 to $29.50	1,378,500	8.2 years	28.08	489,900	29.46

$ 5.51 to $29.50	5,460,465	6.6 years	22.80	3,711,237	21.54

Note 14. Income Taxes

     Deferred income tax assets (liabilities) included in the Consolidated Balance Sheets at December 31 related to the following:

	2002	2001

	(in thousands)
Deferred tax assets:
Deferred income	$3,753	$3,581
Pension, compensation and other employee benefits	56,991	45,149
Revaluation of investments	12,430	3,571
Provisions for losses	48,397	49,233
Unrealized loss on derivative financial instruments	96,070	33,975
State income taxes	21,227	16,213
Tax credit carryforwards	30,772	24,936
Other deferred income tax assets	16,011	16,341

	285,651	192,999

Deferred tax liabilities:
Property and equipment	(28,855)	(29,636)
Unrealized gain on securities classified as available-for-sale	(57,134)	(19,832)
Other deferred income tax liabilities	(28,769)	(22,512)

	(114,758)	(71,980)

Foreign deferred tax liabilities included above	10,748	10,704

United States deferred tax assets	$181,641	$131,723

     The $30.8 million of tax credit carryforwards at December 31, 2002 consist of $6.5 million of foreign tax credit carryforwards that expire in 2005 and 2006, $8.1 million of general business credit carryforwards that expire in 2019 through 2021, and $16.2 million of alternative minimum tax carryforwards that can be carried forward indefinitely.

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

     Income tax expense (benefit) on income before changes in accounting principles for the years ended December 31 consisted of the following:

	2002	2001	2000

	(in thousands)
Current:
United States:
Federal	$4,700	$15,739	$(2,262)
State	21,224	7,259	2,324
Foreign	10,041	9,094	13,451

	35,965	32,092	13,513
Deferred	(6,302)	(39,202)	12,705

Income tax expense (benefit)	$29,663	$(7,110)	$26,218

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

     A reconciliation of the income tax expense (benefit) on income before changes in accounting principles and the amount that would be computed using statutory federal income tax rates for the years ended December 31 is as follows:

	2002		2001		2000

	(in thousands)
Computed income taxes at statutory federal income tax rate of 35%	$43,851	35.0%	$13,782	35.0%	$58,463	35.0%
Nondeductible goodwill amortization	—	0.0%	3,443	8.7%	3,337	2.0%
State income taxes	13,126	10.5%	1,525	3.9%	3,075	1.8%
Other, net	(5,612)	(4.5%)	368	0.9%	(1,582)	(0.9%)

Provision for income taxes before the effect of tax-exempt income	51,365	41.0%	19,118	48.5%	63,293	37.9%
Tax-exempt income	(21,702)	(17.3%)	(26,228)	(66.6%)	(37,075)	(22.2%)

Income tax expense (benefit)	$29,663	23.7%	$(7,110)	(18.1%)	$26,218	15.7%

     United States and foreign income before income taxes and changes in accounting principles for the years ended December 31 was as follows:

	2002	2001	2000

	(in thousands)
United States	$96,446	$15,497	$135,798
Foreign	28,842	23,881	31,239

Income before income taxes and changes in accounting principles	$125,288	$39,378	$167,037

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

Viad Corp
Notes to Consolidated Financial Statements - (Continued)

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

     The following table indicates the plans’ funded status and amounts recognized in Viad’s Consolidated Balance Sheets at December 31:

	Funded Plans		Unfunded Plans

	2002	2001	2002	2001

		(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$129,784	$123,069	$46,235	$37,223
Service cost	1,343	1,262	1,484	1,330
Interest cost	9,079	8,983	3,255	3,161
Plan amendments	—	(5,589)	32	3,895
Actuarial adjustments	7,647	9,585	2,726	3,433
Curtailments	—	—	—	(56)
Benefits paid	(8,234)	(7,526)	(3,000)	(2,751)

Benefit obligation at end of year (1)	139,619	129,784	50,732	46,235

Change in plan assets:
Fair value of plan assets at beginning of year	121,487	133,168	—	—
Actual return on plan assets	(6,197)	(4,183)	—	—
Company contributions	41	28	3,000	2,751
Benefits paid	(8,234)	(7,526)	(3,000)	(2,751)

Fair value of plan assets at end of year	107,097	121,487	—	—

Funded status	(32,522)	(8,297)	(50,732)	(46,235)
Unrecognized net transition asset	—	(77)	—	—
Unrecognized prior service cost (reduction)	(3,794)	(4,150)	6,529	7,718
Unrecognized actuarial loss	52,893	25,804	11,887	9,622

Net amount recognized	$16,577	$13,280	$(32,316)	$(28,895)

(1)	The accumulated benefit obligation for the funded pension plans was $138.2 million and $128.2 million as of December 31, 2002 and 2001, respectively, and the accumulated benefit obligation for the unfunded pension plans was $42.2 million and $38.4 million as of December 31, 2002 and 2001, respectively.

Viad Corp
Notes to Consolidated Financial Statements - (Continued)

     The total amounts recognized in Viad’s Consolidated Balance Sheets at December 31 were as follows:

	Funded Plans		Unfunded Plans

	2002	2001	2002	2001

		(in thousands)
Net accrued pension liability	$(31,104)	$(4,204)	$(42,450)	$(38,560)
Intangible asset	360	—	4,726	6,012
Deferred tax asset	16,562	6,119	1,893	1,279
Accumulated other comprehensive income	30,759	11,365	3,515	2,374

Net amount recognized	$16,577	$13,280	$(32,316)	$(28,895)

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

Viad Corp
Notes to Consolidated Financial Statements - (Continued)

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

Note 16. Leases

     Viad has entered into operating leases for the use of certain of its offices, equipment, and other facilities. These leases expire over periods ranging from one to 12 years, and some of which provide for renewal options ranging from one to 28 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

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

Viad Corp
Notes to Consolidated Financial Statements - (Continued)

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

Note 18. Subsequent Events

     In January 2003, MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express, acquired the 49 percent minority interest in MoneyGram International Limited (“MIL”) from Travelex Group (“Travelex”). MIL, a London-based joint venture between MoneyGram and Travelex, provides international money transfer services primarily in Europe, Africa, Australia and Asia. Prior to the acquisition, MoneyGram owned a 51 percent interest in MIL. In connection with the transaction, MoneyGram paid approximately $98.0 million to Travelex. In addition, MIL paid a dividend to Travelex of approximately $8.1 million concurrent with the transaction.

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

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

tours of the Columbia Icefield and offers gondola rides of Sulphur Mountain; and Glacier Park, Inc., which operates historic lodges in and around Glacier National Park.

     Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables:

	2002	2001	2000

		(in thousands)
Revenues:
Payment Services	$809,790	$753,372	$671,683
Convention and Event Services	786,233	884,044	1,032,115

Reportable segments	1,596,023	1,637,416	1,703,798
Travel and Recreation Services	58,253	61,453	72,508

Subtotal, ongoing operations	1,654,276	1,698,869	1,776,306
Sold travel and recreation businesses	—	—	19,023
Intercompany interest elimination	—	—	(2,297)
Less taxable equivalent adjustment (1)	(36,171)	(46,847)	(66,224)

	$1,618,105	$1,652,022	$1,726,808

Operating income before restructuring charges and other items (2):
Payment Services	$161,691	$169,247	$160,055
Convention and Event Services	36,454	32,563	75,510

Reportable segments	198,145	201,810	235,565
Travel and Recreation Services	13,743	14,698	19,123

Subtotal, ongoing operations	211,888	216,508	254,688
Sold travel and recreation businesses	—	—	2,467
Corporate activities	(17,114)	(12,029)	(9,783)
Intercompany interest elimination	—	—	(2,297)
Less taxable equivalent adjustment (1)	(36,171)	(46,847)	(66,224)

	158,603	157,632	178,851
Other investment income	10,531	5,652	13,115
Interest expense	(19,268)	(25,936)	(25,303)
Restructuring charges and other items:
Payment Services	(440)	(5,947)	—
Convention and Event Services	(18,582)	(87,045)	(8,677)
Corporate	80	(3,652)	10,768
Minority interests	(5,636)	(1,326)	(1,717)

Income before income taxes and changes in accounting principles	$125,288	$39,378	$167,037

(1)	The taxable equivalent adjustment for Payment Services’ income from tax-exempt securities is calculated based on an income tax rate of approximately 39% (revised to 35% as of July 1, 2002).

(2)	Includes amortization of goodwill of $8.2 million and $8.1 million for 2001 and 2000, respectively, for the Payment Services segment; $7.8 million and $7.5 million for 2001 and 2000, respectively, for the Convention and Event Services segment; and $856,000 and $859,000 for 2001 and 2000, respectively, for the Travel and Recreation Services businesses.

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

	2002	2001	2000

		(in thousands)
Assets:
Payment Services (1)	$8,725,497	$7,438,634	$5,618,400
Convention and Event Services	431,384	497,216	591,186

Reportable segments	9,156,881	7,935,850	6,209,586
Travel and Recreation Services	88,590	76,709	79,590

Subtotal, ongoing operations	9,245,471	8,012,559	6,289,176
Corporate and other	429,958	362,740	262,316

	$9,675,429	$8,375,299	$6,551,492

Depreciation and amortization: (2)
Payment Services	$26,690	$31,680	$28,310
Convention and Event Services	18,963	30,965	32,275

Reportable segments	45,653	62,645	60,585
Travel and Recreation Services	3,570	4,219	4,176

Subtotal, ongoing operations	49,223	66,864	64,761
Sold travel and recreation businesses	—	—	1,163
Corporate and other	2,260	2,232	2,676

	$51,483	$69,096	$68,600

Capital expenditures:
Payment Services	$26,842	$32,225	$24,810
Convention and Event Services	11,226	15,143	13,321

Reportable segments	38,068	47,368	38,131
Travel and Recreation Services	2,045	1,997	4,634

Subtotal, ongoing operations	40,113	49,365	42,765
Sold travel and recreation businesses	—	—	62
Corporate and other	114	418	2,379

	$40,227	$49,783	$45,206

(1)	Includes investments available or restricted for payment service obligations of $8.2 billion (2002), $6.9 billion (2001), and $5.1 billion (2000).

(2)	Includes amortization of goodwill of $8.2 million and $8.1 million for 2001 and 2000, respectively, for the Payment Services segment; $7.8 million and $7.5 million for 2001 and 2000, respectively, for the Convention and Event Services segment; and $856,000 and $859,000 for 2001 and 2000, respectively, for the Travel and Recreation Services businesses.

Viad Corp
Notes to Consolidated Financial Statements - (Continued)

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

	2002	2001	2000

		(in thousands)
Revenues:
United States	$1,424,824	$1,435,209	$1,521,161
Foreign	193,281	216,813	205,647

Total revenues	$1,618,105	$1,652,022	$1,726,808

Long-lived assets:
United States	$243,298	$270,292	$322,927
Foreign	62,880	57,903	66,197

Total long-lived assets	$306,178	$328,195	$389,124

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

Note 20. Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002	(in thousands, except per share data)
Revenues: (1)(3)	$438,822	$404,401	$412,649	$362,233

Operating income: (1)
Ongoing operations (2)(3)	$46,326	$52,461	$50,618	$26,312
Corporate activities (4)	(4,126)	(6,307)	(3,989)	(2,692)
Restructuring charges (5)	—	—	413	(19,355)

Operating income	$42,200	$46,154	$47,042	$4,265

Net income (loss) (6)	$(9,343)	$29,715	$32,257	$5,257
Diluted net income (loss) per common share	(0.11)	0.34	0.37	0.06
Basic net income (loss) per common share	(0.11)	0.34	0.37	0.06
Taxable equivalent adjustment (1)	10,257	10,036	7,989	7,889

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001	(in thousands, except per share data)
Revenues: (1)(3)	$459,564	$443,908	$385,067	$363,483

Operating income (loss): (1)
Ongoing operations (2)(3)	$44,886	$57,343	$32,157	$35,275
Corporate activities (4)	(4,841)	(3,953)	(1,709)	(1,526)
Restructuring charges (5)	—	—	(62,370)	—
Litigation settlement and costs (7)	—	(29,274)	—	—
Other charges (8)	—	—	(5,000)	—

Operating income (loss)	$40,045	$24,116	$(36,922)	$33,749

Net income (loss) (6)	$24,302	$15,110	$(18,928)	$24,120
Diluted net income (loss) per common share	0.28	0.17	(0.22)	0.28
Basic net income (loss) per common share	0.28	0.18	(0.22)	0.28
Taxable equivalent adjustment (1)	12,902	12,777	10,950	10,218

(1)	Viad’s Payment Services subsidiaries invest substantial amounts in tax-exempt securities. On a taxable equivalent basis using a combined tax rate of approximately 39% (declining to 35% as of July 1, 2002), revenues and operating income would be higher by the taxable equivalent adjustments shown above.

(2)	Represents revenues less costs of services and costs of products sold.

(3)	Includes investment impairment losses and adjustments for 2002 as follows; $6.2 million (first quarter), $4.1 million (second quarter), $5.3 million (third quarter), and $13.3 million (fourth quarter). Includes similar losses and adjustments for 2001 as follows; $658,000 (second quarter), $5.0 million (third quarter), and $1.7 million (fourth quarter).

(4)	In the second quarter of 2002, Viad recorded a charge of $2.5 million for legal, investment banking and other costs incurred in connection with a contemplated initial public offering of Travelers Express. The third and fourth quarters of 2001 include a reversal of expense provisions associated with certain of Viad’s incentive plans because aggressive targets were not achieved.

(5)	In the fourth quarter of 2002, Viad recorded restructuring charges totaling $19.3 million associated with the closure and consolidation of certain facilities, severance and other employee benefits. Viad had recorded restructuring charges totaling $62.4 million in the third quarter of 2001, of which $413,000 was reversed in the third quarter of 2002 as certain actual costs incurred were less than original estimates.

(6)	Effective in the first quarter 2002, upon adoption of SFAS No. 142, Viad recorded an impairment charge of $40.0 million ($37.7 million after-tax) related to the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. Effective in the second quarter 2001, upon the adoption of EITF 99-20, Viad recorded an investment impairment charge of $3.0 million ($1.9 million after-tax) related to the Payment Services segment. These charges were recorded as changes in accounting principles.

(7)	In the second quarter of 2001, Viad recorded a charge totaling $29.3 million representing primarily the write-off of net receivables and prepayments made to Key3Media.

(8)	In the third quarter of 2001, Viad’s Payment Service subsidiary recorded a charge totaling $5.0 million resulting from the bankruptcy of a large money order agent.

Note 21. Restatement of Financial Statements

     Viad’s Payment Services float portfolio of approximately $7.4 billion at December 31, 2002 (of which $6.3 billion is included under “Investments available or restricted for payment service obligations” and $1.1 billion of cash and investments are included under “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations”) consists primarily of mortgage-backed and other asset-backed securities, state and municipal government obligations and corporate debt securities. Included in other asset-backed securities were certain structured investments, which the Payment Services segment began purchasing in 1999. These structured investments are designed to be “principal-protected” and generally consist of a zero coupon U.S. Treasury or government agency strip security combined with a residual interest in a collateralized debt obligation (CDO equity). In certain cases, the structured investments consist of an investment grade security and a limited partnership interest. At maturity, the amount of the zero coupon or investment grade security generally equals the purchase price of the total structured investment. The structured investments are typically held in the form of a note issued by a trust, which had purchased the two underlying securities described above.

     Payment Services historically applied the accounting treatment prescribed by Emerging Issues Task Force Issue No. 96-12, “Recognition of Interest Income and Balance Sheet Classification of Structured Notes” (EITF 96-12). Furthermore, these structured notes were accounted for as single debt instruments, representing the combined characteristics of the individual securities. The accounting treatment under EITF 96-12 generally provides for a level yield over the life of the investment and requires a retrospective adjustment to interest income upon a change in projected cash flows.

     Subsequent to the issuance of its financial statements for the year ended December 31, 2002, it was determined that the majority of the structured notes should have been accounted for under the provisions of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20). EITF 99-20 generally requires those applicable investments to be written down to fair value when an adverse change in actual or projected cash flows occurs.

     It was also determined that certain of these structured notes should have been consolidated in the financial statements to the extent that Payment Services owned a majority of the beneficial interests in the trust which was formed to create the structured note. Consolidation of these trusts requires that the two components of the structured note be accounted for as separate securities in the financial statements in contrast to the single debt instrument approach previously taken. The effect of the consolidation is that increases in the market value of the U.S. Treasury or government agency strips cannot offset other-than-temporary impairment losses on the equity component. Also, CDO equity should have been accounted for under EITF 99-20, and the equity method of accounting should have been applied to the structured notes containing limited partnership interests. Under the equity method, a proportionate share of income or losses should be recorded as an adjustment to the original investment amount and reflected through earnings.

     Based on the retroactive application of EITF 99-20, the equity method of accounting, and the consolidation of the individual securities within the structured notes for which Payment Services owns a majority of the related trust, it was determined that aggregate impairment losses and interest income adjustments of $39.2 million (pre-tax) related to the structured note investments should be recorded. Based on the timing of the changes in cash flows, and the effects of consolidating certain structured note investments, impairment losses and adjustments of $28.9 million and $10.3 million should have been recorded for the years ended December 31, 2002 and 2001, respectively. The impairment losses and interest income adjustments were recorded in the Consolidated Statements of Income under “Payment services investment income,” except for $3.0 million ($1.9 million after-tax) of the 2001 adjustment which represents a cumulative effect of a change in accounting principle related to the adoption of EITF 99-20, effective April 1, 2001. The reduction in net income was $18.2 million, or $0.21 per diluted share for 2002 and $6.5 million, or $0.08 per diluted share for 2001 (including the cumulative change adjustment described above). Furthermore, the CDO equity and limited partnership interests are classified in “Other asset-backed securities” and the zero coupon treasury strips are classified as “U.S. government agencies.” See Note 5, “Investments Available or Restricted for Payment Service Obligations.”

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

     A summary of the significant effects of the restatement on Viad’s Consolidated Statements of Income and related segment data is presented below. Certain reclassifications have been made to the as previously reported amounts to conform to the current presentation. The change in accounting principle in 2002 reflects the retroactive application of SFAS No. 142.

	Year ended December 31,

	2002		2001

	(as previously		(as previously
	reported)	(as restated)	reported)	(as restated)

	(in thousands)
Total Company:
Total revenues	$1,646,984	$1,618,105	$1,659,390	$1,652,022

Income before income taxes and changes in accounting principles	$154,167	$125,288	$46,746	$39,378
Income tax expense (benefit)	40,334	29,663	(4,388)	(7,110)

Income before changes in accounting principles	113,833	95,625	51,134	46,488
Changes in accounting principles, net of tax	(37,739)	(37,739)	—	(1,884)

Net income (loss)	$76,094	$57,886	$51,134	$44,604

Diluted income (loss) per common share:
Income per share before changes in accounting principles	$1.30	$1.09	$0.58	$0.52
Changes in accounting principles, net of tax	(0.44)	(0.44)	—	(0.02)

Net income (loss) per common share	$0.86	$0.65	$0.58	$0.50

Basic income (loss) per common share:
Income per share before changes in accounting principles	$1.31	$1.10	$0.58	$0.53
Changes in accounting principles, net of tax	(0.44)	(0.44)	—	(0.02)

Net income (loss) per common share	$0.87	$0.66	$0.58	$0.51

Payment Services segment:
Revenue	$802,498	$773,619	$713,893	$706,525

Operating income (1)	$154,399	$125,520	$129,768	$122,400

(1)  Segment operating income, as defined in Note 19, is before restructuring charges and other items.

Viad Corp
Notes to Consolidated Financial Statements – (Continued)

     A summary of the significant effects of the restatement on Viad’s Consolidated Balance Sheets is as follows:

	December 31, 2002		December 31, 2001

	(as previously		(as previously
	reported)	(as restated)	reported)	(as restated)

Investments available or restricted for payment service obligations	$6,304,906	$6,268,080	$5,450,850	$5,442,615
Other investments and assets	49,960	58,079	67,715	67,715
Deferred income taxes	112,286	125,894	82,764	85,807
Minority interests	10,540	18,659	5,284	5,284
Retained income	806,179	781,441	762,008	755,478
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	90,120	91,640	29,876	31,214

     A summary of the significant effects of the restatement on Viad’s Quarterly Consolidated Statements of Income and related segment data for 2002 and 2001 is presented below. Certain reclassifications have been made to the as previously reported amounts to conform to the current presentation. The change in accounting principle in 2002 reflects the retroactive application of SFAS No. 142.

	2002 First Quarter		2002 Second Quarter		2002 Third Quarter		2002 Fourth Quarter

	(as		(as		(as		(as
	previously		previously		previously		previously
	reported)	(as restated)	reported)	(as restated)	reported)	(as restated)	reported)	(as restated)

	(in thousands)
Total Company:
Revenue	$445,021	$438,822	$408,511	$404,401	$417,977	$412,649	$375,475	$362,233

Income before change in accounting principle	$32,344	$28,396	$32,266	$29,715	$35,617	$32,257	$13,606	$5,257
Change in accounting principle	(37,739)	(37,739)	—	—	—	—	—	—

Net income (loss)	$(5,395)	$(9,343)	$32,266	$29,715	$35,617	$32,257	$13,606	$5,257

Diluted income (loss) per common share:
Income before change in accounting principle	$0.37	$0.33	$0.36	$0.34	$0.41	$0.37	$0.15	$0.06
Change in accounting principle	(0.44)	(0.44)	—	—	—	—	—	—

Net income (loss) per share	$(0.07)	$(0.11)	$0.36	$0.34	$0.41	$0.37	$0.15	$0.06

Basic income (loss) per common share:
Income before change in accounting principle	$0.37	$0.33	$0.37	$0.34	$0.41	$0.37	$0.16	$0.06
Change in accounting principle	(0.44)	(0.44)	—	—	—	—	—	—

Net income (loss) per share	$(0.07)	$(0.11)	$0.37	$0.34	$0.41	$0.37	$0.16	$0.06

Payment Services:
Revenue	$187,044	$180,845	$195,932	$191,822	$209,176	$203,848	$210,346	$197,104

Operating income (1)	$31,784	$25,585	$39,254	$35,144	$39,088	$33,760	$44,273	$31,031

(1)  Segment operating income, as defined in Note 19, is before restructuring charges and other items.

Viad Corp

Notes to Consolidated Financial Statements – (Continued)

	2001 First Quarter		2001 Second Quarter		2001 Third Quarter		2001 Fourth Quarter

	(as		(as		(as		(as
	previously		previously		previously		previously
	reported)	(as restated)	reported)	(as restated)	reported)	(as restated)	reported)	(as restated)

	(in thousands)
Total Company:
Revenue	$459,564	$459,564	$444,566	$443,908	$390,086	$385,067	$365,174	$363,483

Income before change in accounting principle	$24,302	$24,302	$17,409	$16,994	$(15,764)	$(18,928)	$25,187	$24,120
Change in accounting principle	—	—	—	(1,884)	—	—	—	—

Net income (loss)	$24,302	$24,302	$17,409	$15,110	$(15,764)	$(18,928)	$25,187	$24,120

Diluted income (loss) per common share:
Income before change in accounting principle	$0.28	$0.28	$0.20	$0.19	$(0.19)	$(0.22)	$0.29	$0.28
Change in accounting principle	—	—	—	(0.02)	—	—	—	—

Net income (loss) per share	$0.28	$0.28	$0.20	$0.17	$(0.19)	$(0.22)	$0.29	$0.28

Basic income (loss) per common share:
Income before change in accounting principle	$0.28	$0.28	$0.20	$0.20	$(0.19)	$(0.22)	$0.29	$0.28
Change in accounting principle	—	—	—	(0.02)	—	—	—	—

Net income (loss) per share	$0.28	$0.28	$0.20	$0.18	$(0.19)	$(0.22)	$0.29	$0.28

Payment Services:
Revenue	$166,396	$166,396	$174,243	$173,585	$18,083	$176,064	$192,171	$190,480

Operating income (1)	$21,893	$21,893	$30,905	$30,247	$33,441	$28,422	$43,529	$41,838

(1)  Segment operating income, as defined in Note 19, is before restructuring charges and other items.

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

/s/ ROBERT H. BOHANNON Robert H. Bohannon	/s/ ELLEN M. INGERSOLL Ellen M. Ingersoll	/s/ G. MICHAEL LATTA G. Michael Latta
Chairman, President and Chief Executive Officer	Chief Financial Officer	Vice President — Controller

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

     As discussed in Note 21, the 2002 and 2001 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP Phoenix, Arizona February 7, 2003 (May 30, 2003 as to the effects of the restatement discussed in Note 21)

EXHIBIT INDEX

EXHIBITS. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through August 15, 1996, filed as Exhibit 3.A to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.

3.B	Copy of Bylaws of Viad Corp, as amended through November 19, 1998, filed as Exhibit 3.B to Viad Corp’s 1998 Form 10-K, is hereby incorporated by reference.

4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this annual report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

4.B	Copy of Amended and Restated Credit Agreement (Long-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.

4.B1	Copy of Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.B to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.

4.B2	Copy of First Amendment dated October 3, 2001 to Amended and Restated Credit Agreement (Long Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.B2 to Viad Corp’s Form 10-K for the period ended December 31, 2001, is hereby incorporated by reference.

4.B3	Copy of U.S. $168,000,000 First Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 30, 2002, filed as Exhibit 4 to Viad Corp’s Form 10-Q for the period ended September 30, 2002, is hereby incorporated by reference.

10.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+

10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through May 14, 2002, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2002,is hereby incorporated by reference.+

10.C1	Copy of Performance Driven Restricted Stock Agreement, as amended March 26, 2002, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.+

10.C2	Copy of Restricted Stock Agreement (periodic vesting) pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+

10.C3	Copy of Restricted Stock Agreement (three year cliff vesting) as amended March 26, 2002, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended March 31, 2002, is hereby incorporated by reference.+

10.D	Copy of Viad Corp Management Incentive Plan, as amended November 21, 2002.+*

10.E	Copy of Viad Corp Performance Unit Incentive Plan, as amended August 15, 2001, filed as Exhibit 10.E to Viad Corp’s Form 10-K for the period ended December 31, 2001, is hereby incorporated by reference.+

10.F	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10.D to Viad Corp’s Second Quarter 1998 Form 10-Q, is hereby incorporated by reference.+

10.G	Copy of Viad Corp Deferred Compensation Plan, Amended and Restated as of November 21, 2002.+*

10.H1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 15, 2001, between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit 10.F(i) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+

10.H2	Copy of forms of Viad Corp Amended and Restated Executive Severance Plans covering certain executive officers, filed as Exhibit 10.F(ii) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+

10.I	Copy of Employment Agreement between Viad Corp and Robert H. Bohannon dated April 1, 1998, filed as Exhibit 10 to Viad Corp’s First Quarter 1998 Form 10-Q, is hereby incorporated by reference.+

10.J	Copy of Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.M to Viad Corp’s 1994 Form 10-K, is hereby incorporated by reference.+

EXHIBITS. #

10.J1	Copy of First Amendment, dated as of May 8, 2001, to the Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2001, is hereby incorporated by reference.+

10.K	Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending June 30, 2001, is hereby incorporated by reference.+

10.L	Copy of Travelers Express Company, Inc. Supplemental Pension Plan, restated as of January 1, 2001, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ending September 30, 2001, is hereby incorporated by reference.+

10.M	Copy of GES Exposition Services, Inc. Supplemental Executive Retirement Plan, restated as of January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending September 30, 2001, is hereby incorporated by reference.+

10.N	Copy of Deferred Compensation Plan for Directors of Viad Corp, as Amended and Restated November 21, 2002.+*

10.O	Copy of Viad Corp Director’s Charitable Award Program as amended through March 15, 1996, filed as Exhibit 10.T to Viad Corp’s 1995 Form 10-K, is hereby incorporated by reference.+

10.P	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+

21	List of Subsidiaries of Viad Corp.*

23	Independent Auditors’ Consent to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this report.**

24	Power of Attorney signed by Directors of Viad Corp.*

99.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.

99.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.

*	Filed with Viad Corp’s original Form 10-K for the period ending December 31, 2002.

**	Filed herewith.

+	Management contract or compensation plan or arrangement.