Form 10-Q
period 2003-06-30
VIAD CORP
filed 2003-08-12
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
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

Yes [x]       No [  ]

As of July 31, 2003, 88,367,415 shares of Common Stock ($1.50 par value) were outstanding.

PART I. Financial Information

Item 1. Financial Statements

VIAD CORP
CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2003	2002

	(unaudited)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$39,329	$57,219
Other investments in securities	82,272	246,338
Receivables, net	76,352	50,818
Inventories	30,877	41,839
Deferred income taxes	51,157	55,747
Other current assets	38,108	35,366

	318,095	487,327
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	2,335,079	1,904,015

Total current assets	2,653,174	2,391,342
Investments available or restricted for payment service obligations	6,834,750	6,268,080
Property and equipment, net	251,707	248,099
Other investments and assets	53,805	58,079
Deferred income taxes	98,436	125,894
Goodwill	650,846	549,461
Other intangible assets, net	34,456	34,474

Total Assets	$10,577,174	$9,675,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,414	$63,188
Other current liabilities	200,683	230,857
Current portion of long-term debt	4,238	103,995

	267,335	398,040
Payment service obligations	8,876,741	7,945,760

Total current liabilities	9,144,076	8,343,800
Long-term debt	257,312	257,662
Pension and other postretirement benefits	113,088	110,895
Derivative financial instruments	115,354	126,527
Other deferred items and insurance liabilities	138,482	133,288
Minority interests	3,455	18,659
$4.75 Redeemable preferred stock	6,718	6,704
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610
Additional capital	211,835	215,872
Retained income	828,367	781,441
Unearned employee benefits and other	(62,446)	(66,143)
Accumulated other comprehensive income (loss):
Unrealized gain on securities classified as available-for-sale	131,260	91,640
Unrealized loss on derivative financial instruments	(138,601)	(150,557)
Cumulative foreign currency translation adjustments	5,614	(9,655)
Minimum pension liability adjustment	(34,274)	(34,274)
Common stock in treasury, at cost, 11,373,343 and 11,638,090 shares	(292,676)	(300,040)

Total common stock and other equity	798,689	677,894

Total Liabilities and Stockholders’ Equity	$10,577,174	$9,675,429

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(as restated,		(as restated,
		See Note 2)		See Note 2)
	(in thousands, except per share data)
Revenues:
Convention show services	$161,511	$142,773	$336,453	$336,152
Payment services transaction fees	118,750	107,345	233,194	205,649
Payment services investment income	84,890	84,477	159,457	167,018
Exhibit design and construction	62,386	56,677	109,500	118,105
Hospitality and recreation services	12,293	13,129	15,575	16,299

Total revenues	439,830	404,401	854,179	843,223

Costs and expenses:
Costs of services	323,503	298,284	651,375	632,008
Costs of products sold	56,810	53,656	106,115	112,428
Corporate activities and minority interests	2,956	7,291	6,701	11,851
Net interest expense	3,069	3,575	6,117	7,364
Restructuring recovery	(1,276)	—	(1,276)	—

Total costs and expenses	385,062	362,806	769,032	763,651

Income before income taxes and change in accounting principle	54,768	41,595	85,147	79,572
Income tax expense	13,900	11,880	22,248	21,461

Income before change in accounting principle	40,868	29,715	62,899	58,111
Change in accounting principle, net of tax	—	—	—	(37,739)

Net income	$40,868	$29,715	$62,899	$20,372

Diluted income per common share
Income per share before change in accounting principle	$0.47	$0.34	$0.72	$0.66
Change in accounting principle, net of tax	—	—	—	(0.43)

Net income per common share	$0.47	$0.34	$0.72	$0.23

Average outstanding and potentially dilutive common shares	86,508	87,672	86,418	87,200

Basic income per common share
Income per share before change in accounting principle	$0.47	$0.34	$0.72	$0.67
Change in accounting principle, net of tax	—	—	—	(0.44)

Net income per common share	$0.47	$0.34	$0.72	$0.23

Average outstanding common shares	86,224	86,693	86,116	86,394

Dividends declared per common share	$0.09	$0.09	$0.18	$0.18

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(as restated,		(as restated,
		See Note 2)		See Note 2)
	(in thousands)
Net income	$40,868	$29,715	$62,899	$20,372

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense	—	—	30,222	—
Holding gains arising during the period, net of tax expense	16,966	57,845	13,874	36,891
Reclassification adjustment for net realized gains included in net income, net of tax expense	(1,754)	(1,304)	(4,476)	(3,453)

	15,212	56,541	39,620	33,438

Unrealized gains (losses) on derivative financial instruments:
Holding losses arising during the period, net of tax benefit	(14,739)	(72,071)	(30,993)	(61,216)
Net reclassifications from other comprehensive income to net income, net of tax benefit	21,548	19,895	42,949	38,607

	6,809	(52,176)	11,956	(22,609)

Unrealized foreign currency translation gains	9,478	5,208	15,269	4,867

Other comprehensive income	31,499	9,573	66,845	15,696

Comprehensive income	$72,367	$39,288	$129,744	$36,068

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2003	2002

		(as restated,
		See Note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$62,899	$20,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,794	25,753
Deferred income taxes	(834)	4,030
Change in accounting principle	—	40,000
Investment impairment charges	20,813	10,309
Restructuring recovery	(1,276)	—
Realized gains on investments and other assets	(7,833)	(5,882)
Other noncash items, net	20,449	5,425
Change in operating assets and liabilities:
Receivables	(26,977)	(16,929)
Inventories	10,962	4,434
Accounts payable	(774)	(5,757)
Other assets and liabilities, net	(22,031)	11,627

	80,192	93,382
Change in payment service assets and obligations, net	554,184	(766)

Net cash provided by operating activities	634,376	92,616

Cash flows from investing activities:
Capital expenditures	(18,183)	(17,711)
Acquisition of minority interest, net of proceeds from disposals of property and other assets	(97,416)	543
Proceeds from sales and maturities of available-for-sale securities	1,943,612	1,253,041
Proceeds from maturities of held-to-maturity securities	283,690	279,057
Purchases of available-for-sale securities	(2,639,873)	(1,123,574)
Purchases of held-to-maturity securities	—	(455,119)

Net cash used in investing activities	(528,170)	(63,763)

Cash flows from financing activities:
Payments on long-term borrowings	(100,367)	(418)
Net change in short-term borrowings	—	(10,457)
Dividends paid on common and preferred stock	(16,078)	(16,150)
Dividend paid to minority interest	(8,115)	—
Proceeds from exercise of stock options	1,440	8,965
Purchases of common stock for treasury	(976)	(2,045)

Net cash used in financing activities	(124,096)	(20,105)

Net increase (decrease) in cash and cash equivalents	(17,890)	8,748
Cash and cash equivalents, beginning of year	57,219	46,593

Cash and cash equivalents, end of period	$39,329	$55,341

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Preparation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements of Viad Corp (Viad or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2002, included in the Company’s Form 10-K/A (File No. 001-11015), filed with the Securities and Exchange Commission on June 2, 2003.

     The consolidated financial statements include the accounts of Viad and all of its subsidiaries. The consolidated financial statements also include the accounts of MoneyGram International Limited (MIL), which was a majority-owned subsidiary prior to the acquisition of the remaining minority interest by the Company in January 2003. See Note 4, “Acquisition of Minority Interest.” All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

     Viad’s Payment Services segment participates in various trust arrangements (special-purpose entities) related to structured investments within its investment portfolio, official check processing agreements with financial institutions, and the sale of certain receivables. Certain structured investments owned by Viad represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation (CDO equity), or in some cases, a limited partnership interest. For certain of these trusts, the Payment Services segment owns the majority of the beneficial interests, and therefore, consolidates those trusts by recording and accounting for the assets of the trust separately in Viad’s consolidated financial statements.

     In connection with its PrimeLink (formerly official check) business, the Payment Services segment has established separate trust entities and processes that provide certain financial institution customers additional assurance of their ability to clear official checks. The assets, liabilities, revenues and expenses associated with these arrangements are consolidated in Viad’s financial statements. Additionally, the Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents. These receivables are sold to commercial paper conduits and represent a small percentage of the total assets in such conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets and liabilities associated with the conduits, including the sold receivables, are not recorded or consolidated in Viad’s financial statements.

     See Note 13, “Recent Accounting Pronouncements,” for further information regarding consolidation of variable interest entities.

Note 2 – Restatement of Financial Statements

     Viad’s Payment Services float portfolio of approximately $7.7 billion (consisting of $6.8 billion of “Investments available or restricted for payment service obligations” and $850 million of cash and investments included under “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations”) consists primarily of mortgage-backed and other asset-backed securities, state and municipal government obligations and corporate debt securities. Included in other asset-backed securities were certain structured investments, which the Payment Services segment began purchasing in 1999. These structured investments are designed to be “principal-protected” and generally consist of a zero coupon U.S. Treasury or government agency strip security combined with a CDO equity. In certain cases, the structured investment consists of an investment grade security and a limited partnership interest. At maturity, the amount of the zero coupon or investment grade security generally equals the purchase price of the total structured investment. The structured investments are typically held in the form of a note issued by a trust, which had purchased the two underlying securities described above.

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

     Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2002, and prior to the announcement of first quarter 2003 earnings, it was determined that the majority of the structured notes should have been accounted for under the provisions of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20). EITF 99-20 generally requires those applicable investments to be written down to fair value when an adverse change in actual or projected cash flows occurs.

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

     Based on the retroactive application of EITF 99-20, the equity method of accounting, and the consolidation of the individual securities within the structured notes for which Payment Services owns a majority of the related trust, it was determined that aggregate impairment losses and interest income adjustments of $60.0 million (pre-tax) related to the structured note investments should be recorded. Based on the timing of the changes in cash flows, and the effects of consolidating certain structured note investments, the impairment losses and adjustments did not relate exclusively to the first quarter of 2003, but also related to the 2002 and 2001 financial results. The impairment losses and interest income adjustments were recorded in the Consolidated Statements of Income under “Payment services investment income.” Furthermore, the CDO equity and limited partnership interests are classified in “Other asset-backed securities” and the zero coupon U.S. Treasury strips are classified as “U.S. government agencies.” See Note 5, “Assets and Investments Available or Restricted for Payment Service Obligations.”

     Viad restated its 2002 and 2001 consolidated financial statements to reflect the adjustments described above.

     A summary of the significant effects of the restatement on Viad’s Consolidated Statements of Income and related segment data is presented below for the three and six months ended June 30, 2002. Certain reclassifications have been made to the “as previously reported” amounts to conform to the current presentation. The change in accounting principle in 2002 reflects the retroactive application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

	Three months ended		Six months ended
	June 30, 2002		June 30, 2002

	(as previously		(as previously
	reported)	(as restated)	reported)	(as restated)

	(in thousands)
Total Company:
Total revenues	$408,511	$404,401	$853,532	$843,223

Income before income taxes and change in accounting principle	$45,705	$41,595	$89,881	$79,572
Income tax expense	13,439	11,880	25,271	21,461

Income before change in accounting principle	32,266	29,715	64,610	58,111
Change in accounting principle, net of tax	—	—	(37,739)	(37,739)

Net income	$32,266	$29,715	$26,871	$20,372

Diluted income per common share:
Income per share before change in accounting principle	$0.36	$0.34	$0.73	$0.66
Change in accounting principle, net of tax	—	—	(0.43)	(0.43)

Net income per common share	$0.36	$0.34	$0.30	$0.23

Basic income per common share:
Income per share before change in accounting principle	$0.37	$0.34	$0.74	$0.67
Change in accounting principle, net of tax	—	—	(0.44)	(0.44)

Net income per common share	$0.37	$0.34	$0.30	$0.23

Payment Services segment:
Revenue	$195,932	$191,822	$382,976	$372,667

Operating income	$39,254	$35,144	$71,038	$60,729

Note 3 – Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Viad uses the intrinsic value method of accounting for stock-based compensation awards prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Accordingly, Viad does not record an expense over the related service period based on the grant-date fair value of all stock-based awards. In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table summarizes Viad’s net income and diluted and basic income per share both as reported and on a pro forma basis as if Viad had applied the expense recognition provisions of SFAS 123 for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income, as reported	$40,868	$29,715	$62,899	$20,372
Plus: stock-based employee compensation expense recorded under APB 25, net of tax	—	—	248	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(1,236)	(1,288)	(2,204)	(2,909)

Pro forma net income	$39,632	$28,427	$60,943	$17,463

Diluted income per share:
As reported	$0.47	$0.34	$0.72	$0.23

Pro forma	$0.46	$0.32	$0.70	$0.19

Basic income per share:
As reported	$0.47	$0.34	$0.72	$0.23

Pro forma	$0.46	$0.32	$0.70	$0.20

Note 4 – Acquisition of Minority Interest

     In January 2003, MoneyGram Payment Systems, Inc. (MoneyGram), a subsidiary of Travelers Express Company, Inc. (a subsidiary of Viad), acquired the 49 percent minority interest in MIL from Travelex Group (Travelex). MIL provides international money transfer services primarily in Europe, Africa, Asia and Australia. Prior to the acquisition, MoneyGram owned a 51 percent interest in MIL. The acquisition gives MoneyGram total ownership of MIL.

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

Note 5 – Assets and Investments Available or Restricted for Payment Service Obligations

     Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified in the Consolidated Balance Sheets under “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are restricted by the Payment Services segment to the extent that they represent proceeds from the sale of payment instruments to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Investment securities are included in the Consolidated Balance Sheets under, “Investments available or restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under, “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations.”

     At June 30, 2003, all investment securities available or restricted for payment service obligations were classified as available-for-sale as they are held for indefinite periods of time and include those securities which may be sold to assist in the clearing of payment service obligations or in the management of investments. These securities are reported at fair value with unrealized gains and losses, net of tax, included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).”

     Interest income, realized gains and losses on the disposition of investments and impairment losses are included in the Consolidated Statements of Income under “Payment services investment income.” The specific identification method is used to determine the cost basis of securities sold.

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

     Interest income on mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method in accordance with EITF 99-20. EITF 99-20 requires that such changes be accounted for prospectively as adjustments of yield. Under EITF 99-20, investments are evaluated for impairment when an adverse cash flow change occurs. If the fair value of a security is less than its carrying value when an adverse cash flow change occurs, the investment is written down to fair value. Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments. Any such impairment charges are included in the Consolidated Statements of Income under “Payment services investment income.” Viad regularly monitors credit and market risk exposures and attempts to mitigate the likelihood of these exposures resulting in actual loss.

     As described in Note 8, “Derivative Financial Instruments,” Payment Services uses swap agreements to hedge a substantial portion of the variable rate commission payments to its financial institution customers of its PrimeLink product and the net proceeds from the sale of receivables primarily from money order agents. These swap agreements effectively convert such variable rates to fixed rates. The fair value of these swap agreements generally increases when market values of fixed rate, long-term debt investments decline and vice versa. Payment Services also uses swap agreements to hedge the fair value of some of its available-for-sale securities. These swap agreements effectively convert the fixed rates on the securities to variable rates. The reported fair value of these derivative financial instruments represents the estimated amount that Viad would pay to counterparties to terminate the swap agreements.

     Normally, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing short-term and long-term investments are expected to be adequate to settle payment service obligations as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $1.9 billion available to assist in the management of investments and the clearing of payment service obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. No amounts were outstanding under these arrangements at June 30, 2003 or December 31, 2002.

     The following represents a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related swap agreements:

	June 30,	December 31,
	2003	2002

	(in thousands)
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	$2,335,079	$1,904,015
Investments available or restricted for payment service obligations (1)	6,834,456	6,268,080
Payment service obligations (1)	(8,762,227)	(7,825,954)
Fair value of derivative financial instruments (1)	(229,574)	(246,333)

Total	$177,734	$99,808

(1)	The current liability portions of derivative financial instruments of $114.5 million and $119.8 million at June 30, 2003 and December 31, 2002, respectively, are included in the Consolidated Balance Sheets under “Payment service obligations.” The long-term asset portion of derivative financial instruments of $294,000 at June 30, 2003 is included in the Consolidated Balance Sheets under “Investments available or restricted for payment service obligations.”

     Securities Classified as Available-for-Sale. A summary of securities classified as available-for-sale at June 30, 2003 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$331,468	$22,373	$—	$353,841
Obligations of states and political subdivisions	1,146,618	93,779	—	1,240,397
Corporate debt securities	457,284	31,304	(523)	488,065
Mortgage-backed and other asset-backed securities	4,715,773	98,417	(31,189)	4,783,001
Debt securities issued by foreign governments	10,395	265	—	10,660
Preferred stock	86,626	2,534	(1,140)	88,020

Securities classified as available-for-sale	$6,748,164	$248,672	$(32,852)	$6,963,984

     A summary of securities classified as available-for-sale at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$197,459	$4,711	$(1)	$202,169
Obligations of states and political subdivisions	715,149	44,420	(1)	759,568
Corporate debt securities	301,283	15,590	(927)	315,946
Mortgage-backed and other asset-backed securities	3,420,415	106,469	(16,415)	3,510,469
Debt securities issued by foreign governments	4,997	127	—	5,124
Preferred stock	97,074	583	(5,193)	92,464

Securities classified as available-for-sale	$4,736,377	$171,900	$(22,537)	$4,885,740

     A summary of securities classified as held-to-maturity at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$121,233	$11,781	$(104)	$132,910
Obligations of states and political subdivisions	447,155	31,419	—	478,574
Corporate debt securities	18,038	1,212	—	19,250
Mortgage-backed and other asset-backed securities	859,850	28,097	(7,541)	880,406
Debt securities issued by foreign governments	5,416	63	—	5,479

Securities classified as held-to-maturity	$1,451,692	$72,572	$(7,645)	$1,516,619

     On March 31, 2003, Viad reclassified securities in the Payment Services portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. During the first quarter 2003, management determined that it no longer had the positive intent to hold these securities for an indefinite period of time due to management’s desire for increased flexibility in managing the investment portfolio. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer. At June 30, 2003, no securities in the Payment Services portfolio were classified as held-to-maturity. As a result of the reclassification, the Company will be prohibited from classifying securities as held-to-maturity for two years following the transfer.

     Current maturities of investments available or restricted for payment service obligations at June 30, 2003 and December 31, 2002 were $129.5 million and $69.4 million, respectively.

     Gross realized gains on sales of securities classified as available-for-sale were $3.3 million for both of the three month periods ended June 30, 2003 and 2002. Gross realized losses on sales of securities classified as available-for-sale were $395,000 and $1.2 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June

30, 2003 and 2002, gross realized gains were $7.9 million and $8.3 million, respectively, while gross realized losses were $562,000 and $2.6 million, respectively. Viad also recognized $20.8 million and $10.3 million in other-than-temporary impairments and adjustments for the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2002, $4.1 million of impairments were recognized. There were no impairments recorded during the second quarter 2003.

Note 6 – Goodwill and Other Intangible Assets

     Upon adoption of SFAS 142, Viad completed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. It was determined that no impairment existed for certain intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recognized in the first quarter of 2002 upon the initial adoption of SFAS 142 related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment resulted from a change in the criteria for measurement of impairment from an undiscounted to a discounted cash flow method. This impairment is included in the Consolidated Statements of Income under “Change in accounting principle.”

     As described in Note 4, “Acquisition of Minority Interest,” upon the acquisition of the minority interest of MIL by MoneyGram, an additional $97.5 million of goodwill was recorded in the first quarter 2003 related to the Payment Services segment. The increase in goodwill from December 31, 2002 to June 30, 2003 of $101.4 million was due to the $97.5 million noted above and $3.9 million of foreign currency translation adjustments.

Note 7 – Debt and Other Obligations

     At both June 30, 2003 and December 31, 2002, Viad classified as long-term debt $173 million of short-term borrowings. These borrowings are supported by unused commitments under $393 million of long-term credit facilities. In June 2003, Viad repaid $100 million related to the maturity of certain of its medium-term senior notes.

     As of June 30, 2003, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at June 30, 2003 is $59.5 million. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     Cash paid for interest was $6.9 million and $8.7 million for the six months ended June 30, 2003 and 2002, respectively.

Note 8 – Derivative Financial Instruments

     Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the change in the fair value of the derivative are recorded in accumulated other comprehensive income. Ineffective portions of the change in the fair value of cash flow hedges are recognized in earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

     A portion of Viad’s Payment Services business involves the payment of variable-rate commissions to financial institution customers of its PrimeLink program. In addition, a Viad Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from money order agents in an amount not to exceed $450 million. The agreement expires in June 2006. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate cash flow for investment in permissible securities. Variable-to-fixed derivative financial instruments (swap agreements) have been entered into to mitigate the effects of fluctuations primarily on commission expense and to a lesser extent on the net proceeds from the sale of agent receivables. The length of time over which future cash flows are hedged ranges up to ten years. Amounts receivable or payable under the derivative agreements designated as cash flow hedges are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Statements of Income under “Costs of services.”

     Viad uses fair value hedges to mitigate the risk of fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings consistent with the hedged transaction, primarily as “Payment services investment income.” The Company uses the “shortcut” method prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and therefore assumes no ineffectiveness. The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. No cash flow hedges or fair value hedges were discontinued during the six months ended June 30, 2003 or 2002.

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

Note 9 – Income Taxes

     A reconciliation of the income tax expense on income before the change in accounting principle and the amount that would be computed using statutory federal income tax rates for the six months ended June 30, is as follows:

	2003		2002

	(in thousands)
Computed income taxes at statutory federal income tax rate	$29,801	35.0%	$27,850	35.0%
State income taxes	3,251	3.8%	3,575	4.5%
Other, net	1,202	1.4%	2,247	2.9%

	34,254	40.2%	33,672	42.4%
Tax-exempt income	(10,322)	(12.1%)	(11,261)	(14.2%)
Adjustment to estimated annual effective rate (1)	(1,684)	(2.0%)	(950)	(1.2%)

Income tax expense	$22,248	26.1%	$21,461	27.0%

(1)	Accounting Principles Board Opinion No. 28 requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

     Cash paid for income taxes was $12.3 million and $7.1 million for the six months ended June 30, 2003 and 2002, respectively.

Note 10 – Income Per Share

     A reconciliation of the numerators and denominators of diluted and basic per share computations for income before change in accounting principle is as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Income before change in accounting principle	$40,868	$29,715	$62,899	$58,111
Preferred stock dividends	(286)	(285)	(572)	(570)

Income available to common stockholders	$40,582	$29,430	$62,327	$57,541

Average outstanding common shares	86,224	86,693	86,116	86,394
Additional dilutive shares related to stock-based compensation	284	979	302	806

Average outstanding and potentially dilutive common shares	86,508	87,672	86,418	87,200

Diluted income per share before change in accounting principle	$0.47	$0.34	$0.72	$0.66

Basic income per share before change in accounting principle	$0.47	$0.34	$0.72	$0.67

     Options to purchase 3,549,000 and 1,057,000 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because the effect would be antidilutive.

Note 11 – Restructuring Charges

     In the fourth quarter of 2002, Viad approved a plan of restructuring related to the Convention and Event Services segment and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. At June 30, 2003, there was a remaining liability of $13.5 million, of which $4.3 million and $9.2 million were included in the Consolidated Balance Sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad expects to complete the restructuring activities by December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the change in the 2002 restructuring charge liability balance at June 30, 2003 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

		(in thousands)
Balance at December 31, 2002	$2,911	$12,814	$15,725
Cash payments	(609)	(1,610)	(2,219)

Balance at June 30, 2003	$2,302	$11,204	$13,506

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $66.1 million, of which 93 percent related to the Convention and Event Services segment. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. At June 30, 2003, there was a remaining liability of $16.1 million, of which $3.1 million and $13.0 million were included in the Consolidated Balance Sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments for severance and benefits as well as lease obligations will continue to be made over the varying terms of the individual separation agreements or remaining terms of the leases, respectively. In the second quarter 2003, $1.3 million of the 2001 restructuring charge was reversed as certain costs originally anticipated in the restructuring plan will not be incurred. The reversal was included in the Consolidated Statements of Income under the caption “Restructuring recovery.”

     A summary of the change in the 2001 restructuring charge liability balance at June 30, 2003 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

		(in thousands)
Balance at December 31, 2002	$882	$18,750	$19,632
Cash payments	(353)	(1,859)	(2,212)
Adjustment to facility closure liability	—	(1,276)	(1,276)

Balance at June 30, 2003	$529	$15,615	$16,144

Note 12 – Segment Information

     Viad measures profit and performance of its operations on the basis of operating income before restructuring charges (recoveries) and other items. Effective in 2003, Viad discontinued using the fully taxable equivalent basis for reporting revenue and operating income results. Prior year periods have been adjusted to reflect this change. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Disclosures regarding Viad’s reportable segments along with reconciliations to consolidated totals are as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(in thousands)
Revenues:
Payment Services	$203,640	$191,822	$392,651	$372,667
Convention and Event Services	223,897	199,450	445,953	454,257

Reportable segments	427,537	391,272	838,604	826,924
Hospitality and Recreation Services	12,293	13,129	15,575	16,299

	$439,830	$404,401	$854,179	$843,223

Segment operating income:
Payment Services	$31,527	$35,144	$51,668	$60,729
Convention and Event Services	25,200	14,410	43,805	36,654

Reportable segments	56,727	49,554	95,473	97,383
Hospitality and Recreation Services	2,790	2,907	1,216	1,404

	59,517	52,461	96,689	98,787
Corporate activities and minority interests	(2,956)	(7,291)	(6,701)	(11,851)

	56,561	45,170	89,988	86,936
Other investment income	865	1,351	1,969	2,643
Interest expense	(3,934)	(4,926)	(8,086)	(10,007)
Restructuring recovery	1,276	—	1,276	—

Income before income taxes and change in accounting principle	$54,768	$41,595	$85,147	$79,572

Note 13 – Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), effective for Viad for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad’s Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design and construction of exhibit booths. Exhibit design and construction revenue is generally accounted for using the completed contract method as contracts are typically completed within three months of contract signing. In certain circumstances, the application of EITF 00-21 may require that design services and exhibit booth construction be treated as separate units of accounting and that contract consideration be allocated to each unit. The revenue associated with these multiple deliverables would be recognized when the general conditions for revenue recognition have been met with respect to each unit of accounting. The adoption of EITF 00-21 is not expected to have a material impact on Viad’s financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Viad’s Payment Services segment has certain investments in collateralized debt obligations in the form of structured notes. Under current accounting principles, Viad consolidates certain of these structured notes to the extent that it owns a majority of the beneficial interests in the grantor trust that was formed to create the structured note. Prior to the adoption of FIN 46, Viad changed the structure of two of its investments in collateralized debt obligations which would have otherwise required consolidation of the underlying asset securitization under the new rules. The adoption of FIN 46 is not expected to have a material impact on Viad’s financial condition or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 is effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of SFAS 149 is not expected to have a material impact on Viad’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 is effective for Viad for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as liabilities. At June 30, 2003, Viad had 234,983 shares of $4.75 redeemable preferred stock outstanding at a recorded amount of $6.7 million. The $4.75 redeemable preferred stock is subject to mandatory redemption provisions through annual cumulative sinking fund requirements. The outstanding shares are scheduled for redemption in the years 2019 to 2058. Viad adopted SFAS 150 on July 1, 2003, and accordingly, will classify the $4.75 redeemable preferred stock ($6.7 million) as a long-term liability in the consolidated financial statements. In addition, all future dividend payments on the $4.75 redeemable preferred stock will be recorded as interest expense in the Consolidated Statements of Income.

Note 14 – Subsequent Event

     On July 24, 2003, Viad announced that it intends to pursue the tax-free spin-off of its Payment Services business. The spin-off would result in two separate publicly-traded entities. The transaction would be subject to a number of conditions, including, among other things, receipt of a satisfactory ruling from the Internal Revenue Service, confirmation that the long-term debt of the Payment Services business would have an investment grade rating, availability of satisfactory banking and credit arrangements for each of the businesses, and final approval of the Board of Directors of Viad. Viad filed for the Internal Revenue Service ruling on August 5, 2003. The transaction is not expected to be consummated earlier than the first quarter of 2004, and no assurances can be given that any such transaction will be consummated.

     As a result of the announcement on July 24, 2003 of Viad’s intention to spin-off its Payment Services business, the major ratings agencies put Viad on credit watch with negative implications as it is probable that the existing debt of Viad will not be rated investment grade following the separation of the Payment Services business. Viad plans to tender for all of its publicly held debt, repay its commercial paper and redeem all of its outstanding $4.75 redeemable preferred stock concurrent with the spin-off transaction.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview:

     Viad Corp (Viad) operates in two business segments as follows:

     Payment Services – through Travelers Express Company, Inc. and related subsidiaries (Travelers Express), revenues are derived from transaction fees and investment and related income by providing various services related to money orders, official checks, money transfers, same-day bill payment and cash access services. Fee revenues are driven by transaction volume and contract pricing through a network of agents and customers, including financial institutions. Investment and related income is generated through a float portfolio of investments.

     Convention and Event Services – through GES Exposition Services, Inc. (GES), revenues are generated from providing various convention and tradeshow services such as transportation, freight handling, installation, dismantling and management services to trade associations, show management companies and exhibitors. Exhibitgroup/Giltspur (Exhibitgroup) specializes in the design, construction, installation and warehousing of convention and tradeshow exhibits, primarily for corporate customers.

     Viad also operates certain travel and recreation businesses.

     On July 24, 2003, Viad announced that it intends to pursue the tax-free spin-off of its Payment Services business. The spin-off would result in two separate publicly-traded entities. The transaction would be subject to a number of conditions, including, among other things, receipt of a satisfactory ruling from the Internal Revenue Service, confirmation that the long-term debt of Travelers Express would have an investment grade rating, availability of satisfactory banking and credit arrangements for each of the businesses, and final approval of the Board of Directors of Viad. Viad filed for the Internal Revenue Service ruling on August 5, 2003. In addition, Viad plans to tender for all of its publicly held debt, repay its commercial paper and redeem all of its outstanding $4.75 redeemable preferred stock concurrent with the spin-off transaction. The transaction is not expected to be consummated earlier than the first quarter of 2004, and no assurances can be given that any such transaction will be consummated.

     As discussed in Note 2, the consolidated financial statements for the three and six months ended June 30, 2002 have been restated. The accompanying “Management’s Discussion and Analysis of Results of Operations and Financial Condition” gives effect to the restatement.

     In January 2003, Payment Services completed the acquisition of the remaining minority interest of an international money transfer business for $98.0 million in cash and a dividend of $8.1 million.

     Financial Highlights:

     The following are financial highlights of the second quarter 2003 as compared to the second quarter 2002 (except as noted):

     Viad Corp (Consolidated)

–	Total revenues of $439.8 million, an increase of 8.8%

–	Net income of $40.9 million versus $29.7 million, an increase of 37.5%

–	Net income per share of $0.47 versus $0.34

–	EBITDA of $71.3 million, an increase of 20.6%

–	Cash and corporate investments decreased $182 million to $122 million from the fourth quarter 2002

–	Debt decreased $100 million to $262 million from the fourth quarter 2002

     Payment Services

–	Revenues of $203.6 million, an increase of 6.2%

–	Segment operating income of $31.5 million, a decrease of 10.3%

     Convention and Event Services

–	Revenues of $223.9 million, an increase of 12.3%

–	Segment operating income of $25.2 million, an increase of 74.9%

     Other Significant Items

–	In June 2003, Viad repaid $100 million of medium-term senior notes

Non-GAAP Measures:

     Certain information included in the following discussion is presented using methods management utilizes to measure profit and performance of its operations. The information is supplemental to results presented under accounting principles generally accepted in the United States of America (GAAP) and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures are used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. This supplemental information includes EBITDA which is defined by Viad as income before interest expense, income taxes, depreciation and amortization, and changes in accounting principles.

     A reconciliation of EBITDA to net income is as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

		(in thousands)
EBITDA as presented	$71,281	$59,117	$118,027	$115,332
Less:
Interest expense	(3,934)	(4,926)	(8,086)	(10,007)
Income taxes	(13,900)	(11,880)	(22,248)	(21,461)
Depreciation and amortization	(12,579)	(12,596)	(24,794)	(25,753)
Change in accounting principle	—	—	—	(37,739)

Net income	$40,868	$29,715	$62,899	$20,372

Results of Operations:

     All per share figures discussed are stated on a diluted basis.

Comparison of Second Quarter of 2003 to the Second Quarter of 2002

     In the second quarter 2003, revenues increased 8.8 percent to $439.8 million from $404.4 million in the 2002 second quarter due to growth in the MoneyGram business in the Payment Services segment and positive show rotation in the Convention and Event Services segment. Payment Services investment income (including gains, losses and impairments) was flat due to lower investment yields despite higher average investable balances. Income before income taxes and change in accounting principle was $54.8 million for the 2003 second quarter compared with $41.6 million for the 2002 second quarter (up 31.7 percent). The increase was driven by the Convention and Event Services segment due to the effect of higher revenue and continued cost controls, dampened by the effect of lower interest rates on float income in the Payment Services segment. Additionally, lower corporate expenses and the $1.3 million reversal of the 2001 Convention and Event Services segment restructuring accrual contributed to the improvement.

     Net income for the second quarter 2003 was $40.9 million, or $0.47 per share, compared to $29.7 million, or $0.34 per share, for the second quarter 2002.

     Payment Services. Revenues of the Payment Services segment were $203.6 million for the second quarter 2003, a 6.2 percent increase from second quarter 2002 revenues of $191.8 million. Segment operating income decreased 10.3 percent to $31.5 million from the second quarter 2002 amount of $35.1 million. Operating margins decreased to 15.5 percent in the second quarter 2003 compared with 18.3 percent in the second quarter 2002. Included in the second quarter 2002 operating results are $4.1 million of other-than-temporary impairment charges and other adjustments associated with certain structured notes held in the float portfolio. There were no such charges or adjustments in the second quarter 2003.

     The overall increase in Payment Services revenues for the quarter was due to the continued growth of MoneyGram. MoneyGram continued to show strong results with transaction volume growing 30 percent, led by international money transfer and same-day bill payment volume. Internationally originated transactions grew by 33 percent and domestically originated transactions, including the same-day bill product, grew by 35 percent. In addition, MoneyGram’s agent base expanded by 8 percent over the second quarter 2002. The decline in segment operating income and margin was driven primarily by lower interest rates on the float portfolio.

     The money order business continues to contribute significantly to operating margin and cash flow. However, money order volume declined 8 percent and the related average investable balances were also lower. Contributing to the decline were the loss of certain agents in the chain segment partially offset by strong growth in money order sales at Wal-Mart.

     Total average investable funds for the second quarter 2003 were $7.1 billion, up 25 percent from 2002 levels, primarily driven by the official check business (now branded as PrimeLink) which had an increase of average investable balances of 34 percent. Although PrimeLink was not a strong driver of revenue and segment operating income due to lower interest rates, it continued to show growth in balances and new signings. Total float income (investment income from the investment portfolio) represented 42 percent of total Payment Services revenue in the second quarter 2003 compared with 44 percent for 2002. Float income is affected by the level of investment balances and the yield on investments.

     Float income (excluding gains, losses and impairments) and expense associated with the Payment Services segment’s investment portfolio for the three months ended June 30 was as follows:

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

		(in thousands)
Investments available or restricted for payment service obligations (1)	$7,142,154	$82,017	4.61%	$5,728,179	$85,733	6.00%
Payment service obligations (2)	$5,792,583	60,802	4.21%	$4,290,814	58,088	5.43%

Net float income and margin		$21,215	1.19%		$27,645	1.94%

(1)	Payment services investment income of $84.9 million for the three months ended June 30, 2003 is comprised of $82.0 million of income from investments available or restricted for payment service obligations and realized gains and losses of $2.9 million. For the same period in 2002, Payment services investment income of $84.5 million is comprised of $85.7 million of income from investments available or restricted for payment service obligations, realized gains and losses of $2.1 million less impairment charges of $3.3 million.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($433 million and $442 million for second quarter 2003 and 2002, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

     Float income was $82.0 million in the second quarter 2003 compared to $85.7 million in 2002, a decrease of 4.3 percent. The decline was primarily due to lower interest rates on the float portfolio balances. The float income increase attributable to the balance growth was $21.2 million and was offset by a decrease of $24.9 million due to the continued decline of interest rates, reflecting an average investment yield of 4.61 percent, or a 139 basis point decline from 6.00 percent in 2002. During the same period, short-term interest rates declined by 50 basis points and the 5-year U.S. Treasury note declined 175 basis points.

     The Payment Services segment typically maintains between $400 million and $750 million in short-term, liquid balances in order to fulfill its payment service obligations. The average balance for the second quarter 2003 was $750 million compared to $324 million for the same period in 2002. With interest rates declining in the second quarter 2003 to their lowest levels in 50 years, mortgage refinancing activity reached its highest point ever prompting a significant increase in the sale of official checks resulting in higher average float balances. These higher balances were reinvested at the lower rates. The refinancing activity also drove a significant increase in the prepayments of mortgage-backed debt securities, resulting in the reinvestment of these funds at lower interest rates as well. If significant mortgage refinancing activity continues, future results could be affected similarly.

     Commission expense was $60.8 million in the second quarter 2003, an increase of $2.7 million, or 4.7 percent from 2002, primarily due to higher average balances of over $1.5 billion. The commission expense increase attributable to the higher average balances was $20.3 million and was partially offset by a decrease of $17.6 million due to lower interest rates, reflecting an average commission rate of 4.21 percent in the second quarter 2003, or a 122 basis point decline from 5.43 percent in 2002. Commission expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products as well as the discount on the sale of receivables. Commissions paid to customers generally are variable based on short-term interest rates, however, a portion of the commission expense has been fixed through the use of interest rate swap agreements.

     Net float income (float income less commission expense) was $21.2 million in the second quarter 2003, down $6.4 million or 23.3 percent from 2002, primarily due to lower interest rates on the float portfolio balances. The net float income increase due to balance growth was $6.8 million and was offset by a decrease of $13.2 million due to a decline in the float rate reflecting a net float margin of 1.19 percent, or a 75 basis point decline from 1.94 percent in 2002. As mentioned above, refinancing activities caused an increase in the sale of official checks and, therefore, an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives mitigated the benefits of reduced interest rates. Operating income and margins were negatively impacted as the pay-fixed interest rate swaps used to hedge variable rate commissions to official check banks matured at a slower rate than investments in mortgage-backed securities that are prepaying more rapidly than expected. Approximately $845 million (notional amount) of interest rate swaps will mature over the remainder of 2003 and through the first quarter 2004. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the PrimeLink business, which has lower net float margins than the balances generated by the money order business.

     The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the three months ended June 30 is as follows:

	2003			2002

		Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total

			(in thousands)
Float income	$21,163	$(24,879)	$(3,716)	$13,507	$(2,132)	$11,375
Commission expense	$20,331	$(17,617)	$2,714	$14,324	$(7,865)	$6,459
Net float income	$6,819	$(13,249)	$(6,430)	$4,129	$787	$4,916

(1)	Net float income for the “balance” and “yield/rate” columns is not the net of “float income” and “commission expense” as each of these amounts is calculated independently.

     The fair value of Viad’s derivative positions fluctuate with interest rate changes. These changes are reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases or decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the second quarter 2003 was a net increase of $6.8 million in stockholders’ equity, and the net change in the fair value of the available-for-sale investment portfolio was a net increase of $15.2 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset exactly.

     Convention and Event Services. Revenues of the Convention and Event Services segment were $223.9 million in the second quarter 2003, an increase of 12.3 percent from second quarter 2002 revenues of $199.5 million. Segment operating income was $25.2 million in the second quarter 2003 compared to $14.4 million in the second quarter 2002, up 74.9 percent. Operating margins increased to 11.3 percent compared with 7.2 percent in the second quarter 2002.

     The convention show services business experienced a 13.1 percent increase in revenues in the second quarter 2003. Revenues were $161.5 million in the second quarter 2003 compared to $142.8 million in 2002. The increase in revenues largely reflects favorable show rotation during the quarter and slightly increased demand for tradeshow services. The favorable show rotation primarily related to the International Plastics Show which is one of the largest tradeshows in the world and occurs every third year. Although the convention show services business has a diversified revenue base (show portfolio) and demand for services increased during the second quarter 2003, revenue growth is dependent on general economic and industry-specific conditions. There continues to be weakness in the number of shows held and the size of existing shows, particularly in the technology industry. Furthermore, threats of terrorism could continue to impact travel and adversely affect the tradeshow industry.

     Within the Convention and Event Services segment, the exhibit design and construction business experienced a 10.1 percent increase in revenues in the second quarter 2003 compared with 2002. Exhibit design and construction revenues were $62.4 million in the second quarter 2003 compared to $56.7 million in 2002. Revenues were positively impacted by the strength of the second quarter shows and positive show rotation including the International Plastics Show discussed above and the Paris Air Show. However, the overall demand for new exhibit construction remains weak reflecting continued low levels of corporate spending.

     Segment operating income performance improved during the second quarter 2003 primarily due to increased revenues and continued cost reductions and efficiencies including those realized in connection with the fourth quarter 2002 restructuring plan. The restructuring plan is expected to result in cost savings in the range of $8 million to $9 million in 2003. Approximately $2 million of cost savings from the restructuring were realized in the second quarter 2003.

     In the 2001 third quarter, Viad recorded restructuring charges totaling $66.1 million consisting of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits in the Convention and Event Services segment. In the 2003 second quarter, $1.3 million of the accrued liability was reversed as certain costs originally anticipated in the restructuring plan will not be incurred.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $12.3 million, a decrease of 6.4 percent from $13.1 million in the second quarter 2002. Operating income was $2.8 million for the second quarter 2003, compared with $2.9 million in 2002. The results of the travel and recreation industry have been impacted by the political instability in the Middle East, the SARS health issue and threats of terrorism which have influenced a shift in destination preferences away from these businesses. These factors, as well as increasing competition in destination pricing, may continue to negatively impact future bookings. In addition, wildfires in and around Glacier National Park may have a negative impact on operating results for the third quarter 2003.

     Corporate Activities and Minority Interests. Corporate activities decreased $3.4 million primarily due to the $2.3 million in legal, investment banking and other costs incurred in the second quarter 2002 in connection with the 2002 proposed initial public offering of Travelers Express. Minority interests decreased $972,000 in the second quarter of 2003 due to the Payment Services segment’s acquisition of the remaining 49 percent minority interest in MoneyGram International Limited (MIL) in the first quarter 2003.

     Net Interest Expense. The decrease in net interest expense to $3.1 million in the second quarter 2003 from $3.6 million in the second quarter 2002 was a result of lower outstanding debt balances and declining average interest rates.

     Income Taxes. The effective tax rate in the 2003 second quarter was 25.4 percent compared to 28.6 percent for the second quarter 2002. The relatively low effective tax rate compared to the statutory federal rate was primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The decrease in the effective tax rate quarter-over-quarter resulted from level amounts of tax-exempt income in proportion to lower taxable income in 2003 as compared to 2002.

Comparison of First Six Months of 2003 to the First Six Months of 2002

     Revenues for the first six months of 2003 increased 1.3 percent to $854.2 million from $843.2 million in 2002. Revenue growth was primarily driven by increased MoneyGram transaction volume. This growth was partially offset by decreased investment income due to overall lower interest rates and other-than-temporary impairment charges and other adjustments related to structured note securities totaling $20.8 million (as compared to similar charges of $10.3 million in the first six months of 2002) in the Payment Services segment. Revenue growth was also impacted by a decline in exhibit design and construction revenues period over period. Income before income taxes and change in accounting principle was $85.1 million for the first six months of 2003 compared with $79.6 million for the first six months of 2002 (up 7.0 percent). The increase was primarily driven by the impact of cost reductions and margin improvements in the Convention and Event Services segment. In addition, lower corporate expenses and interest expense as well as the $1.3 million reversal of a portion of the 2001 Convention and Event Services segment restructuring accrual contributed to the increase. This increase was partially offset by the other-than-temporary impairment charges mentioned above. See Note 12 of Notes to Consolidated Financial Statements for segment information.

     Net income for the first six months of 2003 was $62.9 million, or $0.72 per share, compared to $20.4 million, or $0.23 per share, for the first six months of 2002. Income before change in accounting principle for the first six months of 2002 was $58.1 million, or $0.66 per share (with a 2003 increase of 8.2 percent on a per share basis).

     Payment Services. Revenues of the Payment Services segment were $392.7 million for the first six months of 2003, a 5.4 percent increase from comparable 2002 revenues of $372.7 million. Segment operating income decreased to $51.7 million, or 14.9 percent, from the first six months of 2002 of $60.7 million. Operating margins decreased to 13.2 percent for the first six months of 2003 compared with 16.3 percent for the first six months of 2002.

     The segment operating income and margin decline was driven by other-than-temporary impairment charges and other adjustments of $20.8 million as compared to $10.3 million in the same period of 2002. These charges related to certain structured notes held in the float portfolio. In addition, the decline in segment operating income and margin was significantly impacted by lower interest rates on the float portfolio.

     Aside from the above charge, operating income was driven by continued growth in the MoneyGram business. MoneyGram continued to show strong results with transaction volume growing 32 percent, led by strong international money transfer and same-day bill payment volume. Internationally originated transactions grew by 40 percent and domestically originated transactions, including the same-day bill product, grew by 37 percent. In January 2003, Payment Services acquired the minority interest in MoneyGram International Limited (MIL) which provides money transfer services primarily in Europe, Africa, Asia and Australia.

     The money order business continues to contribute significantly to operating margin and cash flows. However, money order volume was down 7 percent compared to 2002 due to the loss of certain agents partially offset by strong growth in sales at Wal-Mart.

     Factors which could impact Payment Services’ revenue and segment operating income include a tightening credit environment, which slows new agent signings, and could also necessitate the elimination of certain agents. Additionally, competitive pricing pressures could negatively impact the MoneyGram domestic business.

     Total average investable funds for the first six months of 2003 were $6.9 billion, up 21 percent from 2002 levels, primarily driven by the PrimeLink business which had an increase of average investable balances of 28 percent. Although PrimeLink was not a strong driver of revenue and operating income due to the impairment charges and lower interest rates, it continued to show growth in balances and new signings. Total float income (investment income from the investment portfolio) represented 41 percent of total Payment Services revenue for the first six months of 2003 compared with 45 percent for 2002. Float income is affected by the level of investment balances and the yield on investments.

     Float income (excluding gains, losses and impairments) and expense associated with the Payment Services segment’s investment portfolio for the six months ended June 30 was as follows:

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

		(in thousands)
Investments available or restricted for payment service obligations (1)	$6,940,122	$168,656	4.90%	$5,744,726	$170,615	5.99%
Payment service obligations (2)	$5,568,136	119,728	4.34%	$4,295,832	113,695	5.34%

Net float income and margin		$48,928	1.42%		$56,920	2.00%

(1)	Payment services investment income of $159.5 million for the six months ended June 30, 2003 is comprised of $168.7 million of income from investments available or restricted for payment service obligations, realized gains and losses of $7.3 million less impairment charges of $16.5 million. For the same period in 2002, Payment services investment income of $167.0 million is comprised of $170.6 million of income from investments available or restricted for payment service obligations, realized gains and losses of $5.7 million less impairment charges of $9.3 million.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($437 million and $444 million for first six months of 2003 and 2002, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

     Float income was $168.7 million for the first six months of 2003 compared to $170.6 million in 2002. The float income increase attributable to the balance growth was $35.5 million and was offset by a decrease of $37.5 million due to declining interest rates, reflecting an average investment yield of 4.90 percent, or a 109 basis point decline from 5.99 percent in 2002. During the same period, short-term interest rates declined by 49 basis points and the 5-year U.S. Treasury note declined 171 basis points.

     The Payment Services segment typically maintains between $400 million and $750 million in short-term, liquid balances in order to fulfill its payment service obligations. The average balance for the first six months of 2003 was $618 million compared to $399 million for 2002. With interest rates declining in the second quarter 2003 to their lowest levels in 50 years, mortgage refinancing activity reached its highest point ever prompting a significant increase in the sale of official checks resulting in higher float balances. These higher balances were reinvested at the lower rates. The refinancing activity also drove a significant increase in the prepayments of mortgage-backed debt securities, resulting in the reinvestment of these funds at lower interest rates as well. If the unprecedented mortgage refinancing activity continues, future results could be affected similarly.

     Commission expense was $119.7 million for the first six months of 2003, an increase of $6.0 million, or 5.3 percent from 2002, primarily due to higher average balances of over $1.3 billion. The commission expense increase attributable to the higher average balances was $33.7 million and was partially offset by a decrease of $27.6 million due to lower interest rates, reflecting an average commission rate of 4.34 percent for the first six months of 2003, or a 100 basis point decline from 5.34 percent in 2002. Commission expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products as well as the discount on the sale of receivables. Commissions paid to customers generally are variable based on short-term interest rates, however, a portion of the commission expense has been fixed through the use of interest rate swap agreements.

     Net float income (float income less commission expense) was $48.9 million for the first six months of 2003, down $8.0 million or 14.0 percent from 2002, primarily due to lower interest rates. The net float income increase due to balance growth was $11.8 million and was offset by a decrease of $19.8 million due to a decline in the float rate reflecting a net float margin of 1.42 percent, or a 58 basis point decline from 2.00 percent in 2002. As mentioned above, refinancing activities caused an increase in the sale of official checks and, therefore, an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives mitigated the benefits of reduced interest rates. Operating income and margins were negatively impacted as the pay-fixed interest rate swaps used to hedge variable rate commissions to official check banks matured at a slower rate than investments in mortgage-backed securities that are prepaying more rapidly than expected. Approximately $845 million (notional amount) of interest rate swaps will mature over the remainder of 2003 and through the first quarter 2004. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the PrimeLink business, which has lower net float margins than the balances generated by the money order business. If interest rates remain low and refinancing activity continues to be strong, revenue and operating income growth could continue to be constrained.

     The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the six months ended June 30 is as follows:

	2003			2002

		Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total

			(in thousands)
Float income	$35,503	$(37,462)	$(1,959)	$35,877	$(9,135)	$26,742
Commission expense	$33,673	$(27,640)	$6,033	$39,775	$(26,429)	$13,346
Net float income	$11,844	$(19,836)	$(7,992)	$10,853	$2,543	$13,396

(1)	Net float income for the “balance” and “yield/rate” columns is not the net of “float income” and “commission expense” as each of these amounts is calculated independently.

     The fair value of Viad’s derivative positions fluctuate with interest rate changes. These changes are reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases or decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the first six months of 2003 was a net increase of $12.0 million in stockholders’ equity, and the net change in the fair value of the available-for-sale investment portfolio was a net increase of $39.6 million in stockholders’ equity. Of this change, $30.2 million related to the transfer of $1.2 billion in investments from held-to-maturity to available-for-sale. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset exactly.

     Convention and Event Services. Revenues of the Convention and Event Services segment were $446.0 million for the first six months of 2003, a decrease of 1.8 percent from the revenues for the first six months of 2002 of $454.3 million. Segment operating income was $43.8 million in the first six months of 2003 compared to $36.7 million in the first six months of 2002, up 19.5 percent. Operating margins increased to 9.8 percent compared with 8.1 percent in the first six months of 2002.

     Revenues in the convention show services business for the first six months of 2003 were $336.5 million, flat relative to 2002. There continues to be weakness in the number of shows held and the size of existing shows, particularly in the technology industry. Although the convention show services business has a diversified revenue base (show portfolio), revenue growth is dependent on general economic and industry-specific conditions. Furthermore, threats of terrorism could continue to impact travel and adversely affect the tradeshow industry. Viad expects that the demand for convention and event services in the third quarter of 2003 will decline due to negative show rotation resulting in lower revenues and segment operating income relative to the same period of 2002.

     Within the Convention and Event Services segment, the exhibit design and construction business experienced a 7.3 percent decrease in revenues in the first six months of 2003 compared with 2002. Exhibit design and construction revenues were $109.5 million for the first six months of 2003 compared to $118.1 million in 2002. Revenues were reduced by weaker demand for the design and construction of new exhibits. Many exhibitors elected to reuse existing exhibits rather than place new orders. Revenues for refurbishment were also lower because many customers have elected to scale down the level of upgrades to existing exhibit booths. Future revenues and segment operating income could be lessened if there is continued weakness in corporate spending for exhibit construction, despite management’s implementation of a restructuring plan to reduce costs.

     Segment operating income performance improved during the first six months of 2003. Cost reductions and efficiencies improved, reflecting the implementation of restructuring plans and centralization activities. In the fourth quarter 2002, Viad recorded a restructuring charge of $20.5 million related to the Convention and Event Services segment. Viad expects that the restructuring plan will result in cost savings in the range of $8 million to $9 million in 2003 based on the timing of activities pursuant to the restructuring plan. Approximately $3 million of cost savings from the restructuring were realized in the first six months of 2003.

     In the 2001 third quarter, Viad recorded restructuring charges totaling $66.1 million consisting of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits in the Convention and Event Services segment. In the first six months of 2003, $1.3 million of the accrued liability was reversed as certain costs originally anticipated in the restructuring plan will not be incurred.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $15.6 million, a decrease of 4.4 percent from $16.3 million in the first six months of 2002. Operating income was $1.2 million for the first six months of 2003, compared with $1.4 million for the first six months of 2002. Political instability in the Middle East, the SARS health issue and threats of terrorism have negatively impacted the travel and recreation industry. These factors, as well as wildfires in and around Glacier National Park, may have a negative impact on the operating results for the third quarter 2003.

     Corporate Activities and Minority Interests. Corporate activities decreased $3.7 million primarily due to the $2.3 million in legal, investment banking and other costs incurred in second quarter 2002 in connection with the 2002 proposed initial public offering of Travelers Express. Minority interests decreased $1.5 million in the first six months of 2003 due to the Payment Services segment’s acquisition of the remaining 49 percent minority interest in MIL.

     Net Interest Expense. The decrease in net interest expense to $6.1 million in the first six months of 2003 from $7.4 million in the first six months of 2002 was a result of lower outstanding debt balances and declining average interest rates.

     Income Taxes. The effective tax rate for the first six months of 2003 was 26.1 percent compared to 27.0 percent for the comparable 2002 period. The relatively low effective tax rate compared to the statutory federal rate was primarily attributable to tax-exempt income from Viad’s Payment Services businesses. The decrease in the effective tax rate period over period resulted from level amounts of tax-exempt income in proportion to lower taxable income in 2003 as compared to 2002.

Liquidity and Capital Resources:

     Cash and corporate investments were $121.6 million at June 30, 2003 as compared to $303.6 million at December 31, 2002, with the decrease primarily related to the repayment of $100 million of medium-term debt and a capital contribution to a Payment Services subsidiary to acquire the minority interest share of MIL, both described below. Corporate investments are included in the Consolidated Balance Sheets under “Other investments in securities.”

     In June 2003, Viad repaid $100 million related to the maturity of certain of its medium-term senior notes. Viad’s total debt at June 30, 2003 was $261.6 million compared with $361.7 million at December 31, 2002. The debt-to-capital ratio was 0.24 to 1 at June 30, 2003, compared with 0.34 to 1 at December 31, 2002. Capital is defined as total debt plus minority interests, preferred stock, common stock and other equity.

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

     Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit). Viad has credit facilities to support short-term borrowings. Under these facilities, short-term borrowings were supported by a $168 million short-term 364-day revolving credit facility (with a one-year term out provision, at Viad’s option, in the event a new facility is not established) and a $225 million five-year facility. The short-term revolving credit facility allows for Viad to increase the aggregate amount of the lender commitments up to $200 million subject to availability of commitments. Short-term borrowings totaling $173.0 million at June 30, 2003 and December 31, 2002, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $142.9 million at June 30, 2003. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements.

     As a result of the announcement on July 24, 2003 of Viad’s intention to spin-off Travelers Express, the major ratings agencies put Viad on credit watch with negative implications as it is probable that the existing debt of Viad will not be rated investment grade following the separation of Travelers Express. Viad has announced that it will tender for all public debt, pay off all commercial paper and redeem its preferred stock concurrent with a spin-off transaction. Because the commercial paper market is ratings driven, regardless of the reason for the credit watch, this action may result in increased borrowing costs for Viad in the future.

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

Off-Balance-Sheet Arrangements:

     Viad has certain arrangements and transactions which are not recorded on the Consolidated Balance Sheets and could materially effect liquidity or require the use of capital resources. As of June 30, 2003, these arrangements include aggregate operating lease commitments of $175.7 million, aggregate guarantees of $59.5 million (representing parent guarantees of subsidiary debt) and funding commitments related to collateralized private equity obligations of $19.0 million.

     The Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents in the amount not to exceed $450 million. These receivables are sold to commercial paper conduits and represent a small percentage of the total assets in such conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets and liabilities associated with the conduits, including the sold receivables, are not recorded or consolidated in Viad’s financial statements. The agreement expires in June 2006.

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

     Viad’s critical accounting policies and estimates are defined as those that are most important to the portrayal of Viad’s results of operations and financial condition, and that require management to make its most difficult, complex or subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain. These critical accounting policies and estimates are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Viad’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

     Viad’s investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Viad employs a methodology that considers available evidence in evaluating potential impairment of its investments including the duration and extent to which the fair value is less than book value; Viad’s ability and intent to hold the investment; the security rating; the underlying collateral and other factors that influence projected future cash flows. When an other-than-temporary impairment occurs, investments are written down to fair value. Subsequent increases in value are treated as an adjustment of yield.

     As discussed elsewhere in this quarterly report for the six months ended June 30, 2003, Viad recorded other-than-temporary impairment losses and adjustments of $20.8 million related to certain structured notes held in its Payment Services investment portfolio during the period. The impact of changes in cash flow projections and the related default and recovery rate assumptions on certain structured notes and collateralized debt obligations (CDO equity) could result in additional impairment. Furthermore, adverse changes in actual or projected cash flows on other investments could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), effective for Viad for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad’s Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design and construction of exhibit booths. Exhibit design and construction revenue is generally accounted for using the completed contract method as contracts are typically completed within three months of contract signing. In certain circumstances, the application of EITF 00-21 may require that design services and exhibit booth construction be treated as separate units of accounting and that contract consideration be allocated to each unit. The revenue associated with these multiple deliverables would be recognized when the general conditions for revenue recognition have been met with respect to each unit of accounting. The adoption of EITF 00-21 is not expected to have a material impact on Viad’s financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Viad’s Payment Services segment has certain investments in collateralized debt obligations in the form of structured notes. Under current accounting principles, Viad consolidates certain of these structured notes to the extent that it owns a majority of the beneficial interests in the grantor trust that was formed to create the structured note. Prior to the adoption of FIN 46, Viad changed the structure of two of its investments in collateralized debt obligations which would have otherwise required consolidation of the underlying asset securitization under the new rules. The adoption of FIN 46 is not expected to have a material impact on Viad’s financial condition or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 is effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of SFAS 149 is not expected to have a material impact on Viad’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 is effective for Viad for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as liabilities. At June 30, 2003, Viad had 234,983 shares of $4.75 redeemable preferred stock outstanding at a recorded amount of $6.7 million. The $4.75 redeemable preferred stock is subject to mandatory redemption provisions through annual cumulative sinking fund requirements. The outstanding shares are scheduled for redemption in the years 2019 to 2058. Viad adopted SFAS 150 on July 1, 2003, and accordingly, will classify the $4.75 redeemable preferred stock ($6.7 million) as a long-term liability in the consolidated financial statements. In addition, all future dividend payments on the $4.75 redeemable preferred stock will be recorded as interest expense in the Consolidated Statements of Income.

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

     A portion of Viad’s Payment Services segment involves the payment of commissions to financial institution customers of its PrimeLink program described in Note 8, “Derivative Financial Instruments,” of Notes to Consolidated Financial Statements. A Payment Services subsidiary also has entered into agreements to sell receivables primarily from its money order agents. The commissions and net proceeds from the agent receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in such rates. Viad has hedged a substantial portion of the variable rate risk through swap agreements which convert the variable rate payments to fixed rates.

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

     Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the decrease in pre-tax income would be approximately $176,000. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an increase in pre-tax income of approximately $1.1 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of Viad’s results of operations and the financial impact of interest rate fluctuations.

     Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $51.8 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $31.6 million), an estimated increase in the fair value of derivative financial instruments of approximately $25.3 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $15.4 million) and an estimated off-balance-sheet decrease in the fair value of fixed-rate debt of approximately $159,000 at June 30, 2003. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $50.1 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $30.6 million), an estimated decrease in the fair value of derivative financial instruments of approximately $22.2 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $13.5 million) and an estimated off-balance-sheet increase in the fair value of fixed-rate debt of approximately $160,000 at June 30, 2003. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of the end of the period covered by this quarterly report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Stockholders of Viad Corp was held May 13, 2003.

(b)	Not applicable-(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

1. The election of Directors as follows:

Robert H. Bohannon
Affirmative Vote	73,011,826
Withheld Authority	2,617,440

Donald E. Kiernan
Affirmative Vote	72,946,774
Withheld Authority	2,682,492

Douglas L. Rock
Affirmative Vote	71,396,047
Withheld Authority	4,233,219

2. The appointment of Deloitte & Touche LLP to audit the accounts of Viad and its subsidiaries for the fiscal year 2003.

Affirmative Vote	71,206,868
Against	4,330,623
Abstentions	91,775

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 3.A	Copy of Bylaws of Viad Corp, As amended May 13, 2003.*

	Exhibit No. 10.A	Copy of First Amendment to the Restated Viad Corp Supplemental Pension Plan. * +

	Exhibit No. 31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

	Exhibit No. 31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

	Exhibit No. 32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

(b)	Reports on Form 8-K filed by the Registrant in the second quarter 2003.

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

A report on Form 8-K dated May 16, 2003, was filed May 16, 2003 by the Registrant. The Form 8-K reported under item 5 that on May 16, 2003, Viad Corp issued a press release announcing that it had resolved the previously announced issue related to structure note accounting and will restate its 2002 and 2001 financial results.

*	Filed herewith.

+ Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

August 12, 2003	By /s/ G. Michael Latta G. Michael Latta Vice President – Controller (Chief Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

Exhibit No. 3.A	Copy of Bylaws of Viad Corp, As amended May 13, 2003.*

Exhibit No. 10.A	Copy of First Amendment to the Restated Viad Corp Supplemental Pension Plan. * +

Exhibit No. 31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *