Form 10-Q
period 2003-09-30
VIAD CORP
filed 2003-11-13
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003
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

As of October 31, 2003, 88,359,009 shares of Common Stock ($1.50 par value) were outstanding.

PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-4.A
EX-4.B
EX-10.A
EX-10.B
EX-10.C
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. Financial Information

Item 1. Financial Statements

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(unaudited)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$58,218	$57,219
Other investments in securities	94,401	246,338
Receivables, net	57,129	50,818
Inventories	35,170	41,839
Deferred income taxes	48,591	55,747
Other current assets	36,732	35,366

	330,241	487,327
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	2,112,587	1,904,015

Total current assets	2,442,828	2,391,342
Investments available or restricted for payment service obligations	6,526,057	6,268,080
Property and equipment, net	249,649	248,099
Other investments and assets	62,681	58,079
Deferred income taxes	106,502	125,894
Goodwill	651,015	549,461
Other intangible assets, net	33,977	34,474

Total Assets	$10,072,709	$9,675,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,041	$63,188
Other current liabilities	216,864	230,857
Current portion of long-term debt	1,218	103,995

	268,123	398,040
Payment service obligations	8,381,682	7,945,760

Total current liabilities	8,649,805	8,343,800
Long-term debt	254,194	257,662
Pension and other postretirement benefits	114,269	110,895
Derivative financial instruments	106,621	126,527
Other deferred items and insurance liabilities	133,946	133,288
$4.75 Preferred stock subject to mandatory redemption	6,725	6,704

Minority interests	3,711	18,659
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610
Additional capital	215,583	215,872
Retained income	845,497	781,441
Unearned employee benefits and other	(62,560)	(66,143)
Accumulated other comprehensive income (loss):
Unrealized gain on securities classified as available-for-sale	109,512	91,640
Unrealized loss on derivative financial instruments	(132,787)	(150,557)
Cumulative foreign currency translation adjustments	5,744	(9,655)
Minimum pension liability adjustment	(34,274)	(34,274)
Common stock in treasury, at cost, 11,381,623 and 11,638,090 shares	(292,887)	(300,040)

Total common stock and other equity	803,438	677,894

Total Liabilities and Stockholders’ Equity	$10,072,709	$9,675,429

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

		(as restated,		(as restated,
		See Note 2)		See Note 2)
	(in thousands, except per share data)
Revenues:
Convention show services	$92,498	$124,271	$428,951	$460,423
Payment services transaction fees	123,762	112,067	356,956	317,716
Payment services investment income	79,981	91,781	239,438	258,799
Exhibit design and construction	39,867	47,345	149,367	165,450
Hospitality and recreation services	32,703	37,185	48,278	53,484

Total revenues	368,811	412,649	1,222,990	1,255,872

Costs and expenses:
Costs of services	286,796	313,899	938,171	945,907
Costs of products sold	43,267	48,132	149,382	160,560
Corporate activities and minority interests	5,185	6,390	11,886	18,241
Net interest expense	2,286	123	8,403	7,487
Restructuring recovery	(200)	(413)	(1,476)	(413)

Total costs and expenses	337,334	368,131	1,106,366	1,131,782

Income from continuing operations before income taxes	31,477	44,518	116,624	124,090
Income tax expense	8,185	12,261	30,433	33,722

Income from continuing operations	23,292	32,257	86,191	90,368
Income from discontinued operations, net of tax	1,544	—	1,544	—
Change in accounting principle, net of tax	—	—	—	(37,739)

Net income	$24,836	$32,257	$87,735	$52,629

Diluted income per common share
Income from continuing operations	$0.27	$0.37	$0.99	$1.03
Income from discontinued operations, net of tax	0.02	—	0.02	—
Change in accounting principle, net of tax	—	—	—	(0.43)

Net income per common share	$0.29	$0.37	$1.01	$0.60

Average outstanding and potentially dilutive common shares	86,720	86,616	86,524	86,961

Basic income per common share
Income from continuing operations	$0.27	$0.37	$0.99	$1.04
Income from discontinued operations, net of tax	0.02	—	0.02	—
Change in accounting principle, net of tax	—	—	—	(0.44)

Net income per common share	$0.29	$0.37	$1.01	$0.60

Average outstanding common shares	86,273	86,188	86,168	86,325

Dividends declared per common share	$0.09	$0.09	$0.27	$0.27

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

		(as restated,		(as restated,
		See Note 2)		See Note 2)
	(in thousands)
Net income	$24,836	$32,257	$87,735	$52,629

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense	—	—	30,222	—
Holding gains (losses) arising during the period, net of tax	(19,797)	40,235	(5,923)	77,126
Reclassification adjustment for net realized gains included in net income, net of tax expense	(1,951)	(4,864)	(6,427)	(8,317)

	(21,748)	35,371	17,872	68,809

Unrealized gains (losses) on derivative financial instruments:
Holding losses arising during the period, net of tax benefit	(15,920)	(95,882)	(46,913)	(157,098)
Net reclassifications from other comprehensive income to net income, net of tax benefit	21,734	21,000	64,683	59,607

	5,814	(74,882)	17,770	(97,491)

Unrealized foreign currency translation gains (losses)	130	(3,440)	15,399	1,427

Other comprehensive income (loss)	(15,804)	(42,951)	51,041	(27,255)

Comprehensive income (loss)	$9,032	$(10,694)	$138,776	$25,374

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2003	2002

		(as restated,
		See Note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$87,735	$52,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,198	38,720
Deferred income taxes	2,747	6,037
Income from discontinued operations	(1,544)	—
Change in accounting principle	—	40,000
Investment impairment charges	20,813	15,637
Restructuring recovery	(1,476)	(413)
Realized gains on investments and other assets	(11,044)	(13,874)
Other noncash items, net	36,726	3,218
Change in operating assets and liabilities:
Receivables	(8,045)	(440)
Inventories	6,669	10,205
Accounts payable	(13,147)	(7,911)
Other assets and liabilities, net	(15,775)	21,123

	141,857	164,931
Change in payment service assets and obligations, net	271,774	544,481

Net cash provided by operating activities	413,631	709,412

Cash flows from investing activities:
Capital expenditures	(29,126)	(27,940)
Acquisition of minority interest, net of proceeds from disposals of property and other assets	(97,457)	650
Proceeds from sales and maturities of available-for-sale securities	3,672,790	1,717,398
Proceeds from maturities of held-to-maturity securities	283,690	463,234
Purchases of available-for-sale securities	(4,106,165)	(2,145,055)
Purchases of held-to-maturity securities	—	(648,293)

Net cash used in investing activities	(276,268)	(640,006)

Cash flows from financing activities:
Payments on long-term borrowings	(103,469)	(1,386)
Net change in short-term borrowings	(3,000)	(15,457)
Dividends paid on common and preferred stock	(23,837)	(24,148)
Dividend paid to minority interest	(8,115)	—
Proceeds from exercise of stock options	3,033	10,119
Purchases of common stock for treasury	(976)	(28,309)

Net cash used in financing activities	(136,364)	(59,181)

Net increase in cash and cash equivalents	999	10,225
Cash and cash equivalents, beginning of year	57,219	46,593

Cash and cash equivalents, end of period	$58,218	$56,818

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Preparation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements of Viad Corp (Viad or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     In connection with its PrimeLink business, the Payment Services segment has established separate trust entities and processes that provide certain financial institution customers additional assurance of their ability to clear official checks. The assets, liabilities, revenues and expenses associated with these arrangements are consolidated in Viad’s financial statements. Additionally, the Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents. These receivables are sold to commercial paper conduits and represent a small percentage of the total assets in such conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets and liabilities associated with the conduits, including the sold receivables, are not recorded or consolidated in Viad’s financial statements.

     See Note 15, “Recent Accounting Pronouncements,” for further information regarding consolidation of variable interest entities.

Note 2 – Restatement of Financial Statements

     Viad’s Payment Services float portfolio of approximately $7.7 billion (consisting of $6.5 billion of “Investments available or restricted for payment service obligations” and $1.2 billion of cash and investments included under “Funds, agent receivables and current maturities of investments available or restricted for payment service obligations”) consists primarily of mortgage-backed and other asset-backed securities, state and municipal government obligations and corporate debt securities. Included in other asset-backed securities are certain structured investments, which the Payment Services segment began purchasing in 1999. These structured investments are designed to be “principal-protected” and generally consist of a zero coupon U.S. Treasury or government agency strip security or in some cases an investment grade security combined with a CDO equity. In certain cases the structured investment consists of an investment grade security and a limited partnership interest. At maturity, the amount of the zero coupon or investment grade security generally equals the purchase price of the total structured investment. The structured investments are typically held in the form of a note issued by a trust, which had purchased the two underlying securities described above.

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

     Viad restated its 2002 and 2001 consolidated financial statements in June 2003 to reflect the adjustments described above.

     A summary of the significant effects of the restatement on Viad’s Consolidated Statements of Income and related segment data is presented below for the three and nine months ended September 30, 2002. Certain reclassifications have been made to the “as previously reported” amounts to conform to the current presentation. The change in accounting principle in 2002 reflects the retroactive application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

	Three months ended		Nine months ended
	September 30, 2002		September 30, 2002

	(as previously		(as previously
	reported)	(as restated)	reported)	(as restated)

		(in thousands)
Total Company:
Total revenues	$417,977	$412,649	$1,271,509	$1,255,872

Income before income taxes and change in accounting principle	$49,846	$44,518	$139,727	$124,090
Income tax expense	14,229	12,261	39,500	33,722

Income before change in accounting principle	35,617	32,257	100,227	90,368
Change in accounting principle, net of tax	—	—	(37,739)	(37,739)

Net income	$35,617	$32,257	$62,488	$52,629

Diluted income per common share:
Income per share before change in accounting principle	$0.41	$0.37	$1.14	$1.03
Change in accounting principle, net of tax	—	—	(0.43)	(0.43)

Net income per common share	$0.41	$0.37	$0.71	$0.60

Basic income per common share:
Income per share before change in accounting principle	$0.41	$0.37	$1.15	$1.04
Change in accounting principle, net of tax	—	—	(0.44)	(0.44)

Net income per common share	$0.41	$0.37	$0.71	$0.60

Payment Services segment:
Revenue	$209,176	$203,848	$592,152	$576,515

Operating income	$39,088	$33,760	$110,126	$94,489

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income, as reported	$24,836	$32,257	$87,735	$52,629
Plus: stock-based employee compensation expense recorded under APB 25, net of tax	—	—	248	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(1,221)	(2,499)	(3,425)	(5,408)

Pro forma net income	$23,615	$29,758	$84,558	$47,221

Diluted income per share:
As reported	$0.29	$0.37	$1.01	$0.60

Pro forma	$0.27	$0.35	$0.97	$0.54

Basic income per share:
As reported	$0.29	$0.37	$1.01	$0.60

Pro forma	$0.28	$0.34	$0.98	$0.54

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

     At September 30, 2003, all investment securities available or restricted for payment service obligations were classified as available-for-sale as they are held for indefinite periods of time and include those securities which may be sold to assist in the clearing of payment service obligations or in the management of investments. These securities are reported at fair value with unrealized gains and losses, net of tax, included in the Consolidated Balance Sheets as a component of “Accumulated other comprehensive income (loss).”

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

     Normally, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing short-term and long-term investments are expected to be adequate to settle payment service obligations as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $2.1 billion available to assist in the management of investments and the clearing of payment service obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. No amounts were outstanding under these arrangements at September 30, 2003 or December 31, 2002.

     The following represents a summary of asset and liability carrying amounts related to the payment service obligations, along with the fair value of related swap agreements:

	September 30,	December 31,
	2003	2002

	(in thousands)
Funds, agent receivables and current maturities of investments available or restricted for payment service obligations	$2,112,587	$1,904,015
Investments available or restricted for payment service obligations (1)	6,524,640	6,268,080
Payment service obligations (1)	(8,269,294)	(7,825,954)
Fair value of derivative financial instruments (1)	(217,592)	(246,333)

Total	$150,341	$99,808

(1)	The current liability portions of derivative financial instruments of $112.4 million and $119.8 million at September 30, 2003 and December 31, 2002, respectively, are included in the Consolidated Balance Sheets under “Payment service obligations.” The long-term asset portion of derivative financial instruments of $1.4 million at September 30, 2003 is included in the Consolidated Balance Sheets under “Investments available or restricted for payment service obligations.”

          Securities Classified as Available-for-Sale. A summary of securities classified as available-for-sale at September 30, 2003 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$335,312	$15,207	$(167)	$350,352
Obligations of states and political subdivisions	1,131,884	80,994	(172)	1,212,706
Corporate debt securities	467,415	27,728	(559)	494,584
Mortgage-backed and other asset-backed securities	4,440,231	89,296	(33,768)	4,495,759
Debt securities issued by foreign governments	5,383	280	—	5,663
Preferred stock	86,593	1,587	(446)	87,734

Securities classified as available-for-sale	$6,466,818	$215,092	$(35,112)	$6,646,798

     A summary of securities classified as available-for-sale at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$197,459	$4,711	$(1)	$202,169
Obligations of states and political subdivisions	715,149	44,420	(1)	759,568
Corporate debt securities	301,283	15,590	(927)	315,946
Mortgage-backed and other asset-backed securities	3,420,415	106,469	(16,415)	3,510,469
Debt securities issued by foreign governments	4,997	127	—	5,124
Preferred stock	97,074	583	(5,193)	92,464

Securities classified as available-for-sale	$4,736,377	$171,900	$(22,537)	$4,885,740

     A summary of securities classified as held-to-maturity at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$121,233	$11,781	$(104)	$132,910
Obligations of states and political subdivisions	447,155	31,419	—	478,574
Corporate debt securities	18,038	1,212	—	19,250
Mortgage-backed and other asset-backed securities	859,850	28,097	(7,541)	880,406
Debt securities issued by foreign governments	5,416	63	—	5,479

Securities classified as held-to-maturity	$1,451,692	$72,572	$(7,645)	$1,516,619

     On March 31, 2003, Viad reclassified securities in the Payment Services portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. During the first quarter 2003, management determined that it no longer had the positive intent to hold these securities for an indefinite period of time due to management’s desire for increased flexibility in managing the investment portfolio. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer. At September 30, 2003, no securities in the Payment Services portfolio were classified as held-to-maturity. As a result of the reclassification, the Company is prohibited from classifying securities as held-to-maturity for two years following the transfer.

     Current maturities of investments available or restricted for payment service obligations at September 30, 2003 and December 31, 2002 were $122.2 million and $69.4 million, respectively.

     Gross realized gains on sales of securities classified as available-for-sale for the three months ended September 30, 2003 and 2002 were $2.6 million and $8.0 million, respectively. Gross realized losses on sales of securities classified as available-for-sale were $1.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, gross realized gains were $10.5 million and $16.2 million, respectively, while gross realized losses were $1.9 million and $2.6 million, respectively. Viad also recognized $20.8 million and $15.6 million in other-than-temporary impairments and adjustments for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2002, $5.3 million of impairments were recognized. There were no impairments recorded during the third quarter 2003.

Impairment losses are recorded in the Consolidated Statements of Income under the caption “Payment services investment income.”

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

     As described in Note 4, “Acquisition of Minority Interest,” upon the acquisition of the minority interest of MIL by MoneyGram, an additional $97.5 million of goodwill was recorded in the first quarter 2003 related to the Payment Services segment. The increase in goodwill from December 31, 2002 to September 30, 2003 of $101.6 million was due to the $97.5 million noted above and $4.1 million of foreign currency translation adjustments.

Note 7 – Debt and Other Obligations

     At September 30, 2003 and December 31, 2002, Viad classified as long-term debt $170 million and $173 million, respectively, of short-term borrowings. These borrowings were supported by unused commitments under $475 million of long-term credit facilities at September 30, 2003, and $393 million of long-term credit facilities at December 31, 2002. The total long-term credit facilities were increased in August 2003 to $475 million through an amendment dated August 29, 2003 of the $168 million short-term 364 day revolving credit facility, which is considered part of the total long-term credit facilities. The total amount of the lenders’ commitments under the 364 day revolving credit facility was increased to $250 million and the commitment termination date of each eligible lender was extended to August 27, 2004. In addition, a provision was added which requires the absence of material adverse change as a condition of converting any outstanding borrowings to a term loan. The $225 million five-year facility portion of the total long-term credit facilities remained unchanged. In June 2003, Viad repaid $100 million related to the maturity of certain of its medium-term senior notes.

     As of September 30, 2003, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at September 30, 2003 is $55.0 million. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     Cash paid for interest was $10.8 million and $14.0 million for the nine months ended September 30, 2003 and 2002, respectively.

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

     Viad uses fair value hedges to mitigate the risk of fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings consistent with the hedged transaction, primarily as “Payment services investment income.” The Company uses the “shortcut” method prescribed by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and therefore assumes no ineffectiveness. The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. Realized gains of $1.9 million were recognized on fair value hedges discontinued during the nine months ended September 30, 2003. No cash flow or fair value hedges were discontinued during the nine months ended September 30, 2002.

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

Note 9 – Income Taxes

     A reconciliation of the income tax expense on income from continuing operations and the amount that would be computed using statutory federal income tax rates for the nine months ended September 30, is as follows:

	2003		2002

	(in thousands)
Computed income taxes at statutory federal income tax rate	$40,818	35.0%	$43,432	35.0%
State income taxes	4,047	3.5%	4,900	4.0%
Other, net	2,495	2.1%	2,895	2.3%

	47,360	40.6%	51,227	41.3%
Tax-exempt income	(15,492)	(13.3%)	(16,505)	(13.3%)
Adjustment to estimated annual effective rate (1)	(1,435)	(1.2%)	(1,000)	(0.8%)

Income tax expense	$30,433	26.1%	$33,722	27.2%

				.

(1)	Accounting Principles Board Opinion No. 28 requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

     Cash paid for income taxes was $13.3 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 10 – Income Per Share

     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Income from continuing operations	$23,292	$32,257	$86,191	$90,368
Preferred stock dividends (1)	—	(285)	(572)	(855)

Income available to common stockholders	$23,292	$31,972	$85,619	$89,513

Average outstanding common shares	86,273	86,188	86,168	86,325
Additional dilutive shares related to stock-based compensation	447	428	356	636

Average outstanding and potentially dilutive common shares	86,720	86,616	86,524	86,961

Diluted income per share from continuing operations	$0.27	$0.37	$0.99	$1.03

Basic income per share from continuing operations	$0.27	$0.37	$0.99	$1.04

(1)	Effective July 1, 2003, Viad adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150) which requires that the Company categorize its $4.75 preferred stock subject to mandatory redemption as a separate liability in its Consolidated Balance Sheets. In addition, dividends paid on preferred stock that were previously charged directly against retained income, effective third quarter 2003 were recorded as interest expense and thereby already included as a function of income from continuing operations. Consequently, no adjustment to income from continuing operations has been made related to the third quarter 2003. See Note 13, “$4.75 Preferred Stock Subject to Mandatory Redemption.”

     Options to purchase 3,498,000 and 1,215,000 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because the effect would be antidilutive.

Note 11 – Restructuring Charges

     In the fourth quarter of 2002, Viad approved a plan of restructuring related to the Convention and Event Services segment and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. At September 30, 2003, there was a remaining liability of $11.9 million, of which $2.7 million and $9.2 million were included in the Consolidated Balance Sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad expects to complete the restructuring activities by December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the change in the 2002 restructuring charge liability balance at September 30, 2003 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

	(in thousands)
Balance at December 31, 2002	$2,911	$12,814	$15,725
Cash payments	(1,230)	(2,574)	(3,804)

Balance at September 30, 2003	$1,681	$10,240	$11,921

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $66.1 million, of which 93 percent related to the Convention and Event Services segment. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. At September 30, 2003, there was a remaining liability of $14.9 million, of which $2.0 million and $12.9 million were included in the Consolidated Balance Sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments for severance and benefits as well as lease obligations will continue to be made over the varying terms of the individual separation agreements or remaining terms of the leases, respectively. In the third quarter 2003, Viad reversed $200,000 of anticipated severance costs that will not be incurred and in the second quarter 2003, $1.3 million of the 2001 restructuring charge was reversed as certain costs originally anticipated in the restructuring plan will not be incurred. The reversals are included in the Consolidated Statements of Income under the caption “Restructuring recovery.”

     A summary of the change in the 2001 restructuring charge liability balance at September 30, 2003 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

	(in thousands)
Balance at December 31, 2002	$882	$18,750	$19,632
Cash payments	(406)	(2,884)	(3,290)
Adjustment to severence liability	(200)	—	(200)
Adjustment to facility closure liability	—	(1,276)	(1,276)

Balance at September 30, 2003	$276	$14,590	$14,866

Note 12 – Segment Information

     Viad measures profit and performance of its operations on the basis of operating income from continuing operations before restructuring charges (recoveries) and other items. Effective in 2003, Viad discontinued using the fully taxable equivalent basis for reporting revenue and operating income results. Prior year periods have been adjusted to reflect this change. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Disclosures regarding Viad’s reportable segments along with reconciliations to consolidated totals are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Revenues:
Payment Services	$203,743	$203,848	$596,394	$576,515
Convention and Event Services	132,365	171,616	578,318	625,873

Reportable segments	336,108	375,464	1,174,712	1,202,388
Hospitality and Recreation Services	32,703	37,185	48,278	53,484

	$368,811	$412,649	$1,222,990	$1,255,872

Segment operating income:
Payment Services	$28,516	$33,760	$80,184	$94,489
Convention and Event Services	(1,054)	2,246	42,751	38,900

Reportable segments	27,462	36,006	122,935	133,389
Hospitality and Recreation Services	11,286	14,612	12,502	16,016

	38,748	50,618	135,437	149,405
Corporate activities and minority interests	(5,185)	(6,390)	(11,886)	(18,241)

	33,563	44,228	123,551	131,164
Other investment income	343	4,937	2,312	7,580
Interest expense	(2,629)	(5,060)	(10,715)	(15,067)
Restructuring recovery	200	413	1,476	413

Income from continuing operations before income taxes	$31,477	$44,518	$116,624	$124,090

Note 13 – $4.75 Preferred Stock Subject to Mandatory Redemption

     At September 30, 2003, Viad had 442,352 authorized shares of $4.75 preferred stock subject to mandatory redemption provisions with a stated value of $100 per share, of which 328,352 shares were issued. Of the total shares issued, 234,983 were outstanding and 93,369 were held by Viad at a net carrying value of $6.7 million. The $4.75 preferred stock is subject to mandatory redemption provisions through annual cumulative sinking fund requirements of 6,000 shares per year, which are currently satisfied from the shares held by Viad. The outstanding shares held by others are scheduled for redemption in the years 2019 to 2058 and have a liquidation preference of $100 per share (aggregate liquidation preference of $23.5 million) in the event of any involuntary liquidation, dissolution or winding up of the Company. The $4.75 preferred stock may also be redeemed prior to scheduled redemption at the option of the Company expressed by resolution of the Board of Directors at a call price of $101 per share (aggregate redemption amount of $23.7 million).

     On July 29, 2003, Viad announced its intention to redeem the $4.75 preferred stock concurrent with the proposed spin-off of the Payment Services business (see Note 16).

     On July 1, 2003, Viad adopted SFAS 150 and, accordingly, the $4.75 preferred stock has been classified as a liability under the caption “$4.75 Preferred stock subject to mandatory redemption” in the Consolidated Balance Sheets. In addition, the third quarter dividend declared on the $4.75 preferred stock of $286,000 has been included as additional interest expense in the Consolidated Statements of Income. In periods prior to July 1, 2003, dividends on the $4.75 preferred stock were reported as an adjustment to income to compute income available to common stockholders.

Note 14 – Discontinued Operations

     Viad has retained and provided for certain liabilities in conjunction with previously divested businesses. These liabilities primarily relate to various employee benefits arrangements, warranty obligations, certain workers compensation and general liability insurance programs and actual or potential claims or disputes involving environmental matters and are primarily included in the Consolidated Balance Sheets under the caption “Other deferred items and insurance liabilities.”

     As part of the ongoing review of the liabilities associated with previously sold operations, Viad has determined that certain amounts accrued were in excess of currently estimated obligations. Accordingly, Viad reversed $2.5 million ($1.5 million after-tax) of those liabilities during the quarter ended September 30, 2003. The reversal was reported separately in the Consolidated Statements of Income under the caption “Income from discontinued operations, net of tax.”

Note 15 – Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), effective for Viad for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad’s Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design and construction of exhibit booths. Exhibit design and construction revenue is generally accounted for using the completed contract method as contracts are typically completed within three months of contract signing. In certain circumstances, the application of EITF 00-21 may require that design services and exhibit booth construction be treated as separate units of accounting and that contract consideration be allocated to each unit. The revenue associated with these multiple deliverables would be recognized when the general conditions for revenue recognition have been met with respect to each unit of accounting. The adoption of EITF 00-21 did not have a material impact on Viad’s financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s obligations to a third party and would, therefore, be excluded from liability recognition at inception. The adoption of FIN 45 did not have a material impact on Viad’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB issued Staff Position 46-6, which delayed the effective application date of FIN 46 for those interests until the end of the first interim or annual period ending after December 15, 2003. The full adoption of FIN 46 is not expected to have a material effect on Viad’s financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 is effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of SFAS 149 did not have a material impact on Viad’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150 which is effective for Viad for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as liabilities. At September 30, 2003, Viad had 234,983 shares of $4.75 preferred stock subject to mandatory redemption outstanding at a recorded amount of $6.7 million. The $4.75 preferred stock is subject to mandatory redemption provisions through annual cumulative sinking fund requirements. The outstanding shares are scheduled for redemption in the years 2019 to 2058. On July 1, 2003, Viad adopted SFAS 150 and, accordingly, classified the $4.75 preferred stock subject to mandatory redemption ($6.7 million) as a long-term liability in the consolidated financial statements. In addition, the third quarter 2003 dividend on the $4.75 preferred stock subject to mandatory redemption of $286,000 was recorded as “Interest expense” in the Consolidated Statements of Income.

Note 16 – Proposed Spin-Off of Payment Services

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

     As a result of the announcement on July 24, 2003 of Viad’s intention to spin-off its Payment Services business, the major ratings agencies put Viad on credit watch with negative implications as it is probable that the existing debt of Viad will not be rated investment grade following the separation of the Payment Services business. Viad plans to tender for all of its publicly held debt, repay its commercial paper and redeem all of its outstanding $4.75 preferred stock concurrent with the spin-off transaction.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview:

     Viad Corp (Viad) operates in two business segments as follows:

     Payment Services - through Travelers Express Company, Inc. and related subsidiaries (Travelers Express), revenues are derived from transaction fees and investment and related income by providing services related to money orders, official checks, money transfers, same-day bill payment and cash access services. Fee revenues are driven by transaction volume and contract pricing through a network of agents and customers, including financial institutions. Investment and related income is generated through a float portfolio of investments.

     Convention and Event Services - through GES Exposition Services, Inc. (GES), revenues are generated from providing convention and tradeshow services such as transportation, freight handling, installation, dismantling and management services to trade associations, show management companies and exhibitors. Exhibitgroup/Giltspur (Exhibitgroup) generates revenue through the design, construction, installation and warehousing of convention and tradeshow exhibits, primarily for corporate customers.

     Viad also operates certain travel and recreation businesses.

     On July 24, 2003, Viad announced that it intends to pursue the tax-free spin-off of its Payment Services business. The spin-off would result in two separate publicly-traded entities. The transaction would be subject to a number of conditions, including, among other things, receipt of a satisfactory ruling from the Internal Revenue Service, confirmation that the long-term debt of Travelers Express would have an investment grade rating, availability of satisfactory banking and credit arrangements for each of the businesses, and final approval of the Board of Directors of Viad. Viad filed for the Internal Revenue Service ruling on August 5, 2003. In addition, Viad plans to tender for all of its publicly held debt, repay its commercial paper and redeem all of its outstanding $4.75 preferred stock concurrent with the spin-off transaction. The transaction is not expected to be consummated earlier than the first quarter of 2004, and no assurances can be given that any such transaction will be consummated.

     As discussed in Note 2, the consolidated financial statements for the three and nine months ended September 30, 2002 were restated in June 2003. The accompanying “Management’s Discussion and Analysis of Results of Operations and Financial Condition” reflects this restatement.

     In January 2003, Payment Services completed the acquisition of the remaining minority interest of an international money transfer business for $98.0 million in cash and a dividend of $8.1 million.

Financial Highlights:

     The following are financial highlights of the third quarter 2003 as compared to the third quarter 2002 (except as noted):

     Viad Corp (Consolidated)

–	Total revenues of $368.8 million, a decrease of 10.6%

–	Net income of $24.8 million versus $32.3 million, a decrease of 23.0%

–	Net income per share of $0.29 versus $0.37

–	EBITDA of $47.5 million, a decrease of 24.0%

–	Cash and corporate investments decreased $151 million to $153 million from the fourth quarter 2002

–	Debt decreased $106 million to $255 million from the fourth quarter 2002

     Payment Services

–	Revenues of $203.7 million, even with the third quarter 2002

–	Segment operating income of $28.5 million, a decrease of 15.5%

     Convention and Event Services

–	Revenues of $132.4 million, a decrease of 22.9%

–	Segment operating loss of $1.1 million, compared to segment operating income of $2.2 million in the third quarter 2002

Non-GAAP Measures:

     Certain information included in the following discussion is presented using methods management utilizes to measure profit and performance of its operations. The information is supplemental to results presented under accounting principles generally accepted in the United States of America (GAAP) and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures are used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth, and should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. This supplemental information includes EBITDA which is defined by Viad as income from continuing operations before interest expense, income taxes, depreciation and amortization, and changes in accounting principles.

     A reconciliation of EBITDA to net income is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
EBITDA as presented	$47,510	$62,545	$165,537	$177,877
Less:
Interest expense	(2,629)	(5,060)	(10,715)	(15,067)
Income taxes	(8,185)	(12,261)	(30,433)	(33,722)
Depreciation and amortization	(13,404)	(12,967)	(38,198)	(38,720)
Change in accounting principle	—	—	—	(37,739)
Income from discontinued operations	1,544	—	1,544	—

Net income	$24,836	$32,257	$87,735	$52,629

Results of Operations:

     All per share figures discussed are stated on a diluted basis.

Comparison of Third Quarter of 2003 to the Third Quarter of 2002

     In the third quarter 2003, revenues decreased 10.6 percent to $368.8 million from $412.6 million in the 2002 third quarter primarily due to negative show rotation and decreased new construction builds in the Convention and Event Services segment. Income from continuing operations before income taxes was $31.5 million for the 2003 third quarter compared with $44.5 million for the 2002 third quarter (down 29.3 percent).

     Net income for the third quarter 2003 was $24.8 million, or $0.29 per share, compared to $32.3 million, or $0.37 per share, for the third quarter 2002, down 21.6 percent on a per share basis. Net income included the reversal of certain discontinued operations reserves of $2.5 million ($1.5 million after-tax, or $0.02 per share).

     Payment Services. Revenues of the Payment Services segment were $203.7 million for the third quarter 2003, essentially even with the third quarter 2002 revenues of $203.8 million. Segment operating income decreased 15.5 percent to $28.5 million from the third quarter 2002 amount of $33.8 million. Operating margins decreased to 14.0 percent in the third quarter 2003 compared with 16.6 percent in the third quarter 2002. Included in the third quarter 2002 operating results are $5.3 million of other-than-temporary impairment charges and other adjustments associated with certain structured notes held in the float portfolio. There were no such charges or adjustments in the third quarter 2003.

     Payment Services revenues for the quarter were led by continued growth of MoneyGram. MoneyGram continued to show strong results with transaction volume growing 32 percent, led by international money transfer and same-day bill payment volume. Internationally originated transactions grew by 31 percent and domestically originated transactions, including the same-day bill product, grew by 43 percent. In addition, MoneyGram’s agent base expanded by 11 percent over the third quarter 2002.

     The money order business continued to contribute significantly to operating margin and cash flow. However, money order volume declined 9 percent and the related average investable balances were lower. Contributing to the decline was the loss of certain agents in the chain segment partially offset by strong growth in money order sales at Wal-Mart.

     Total average investable funds for the third quarter 2003 were $7.4 billion, up 19 percent from 2002 levels, driven by the PrimeLink business which had an increase of average investable balances of 25 percent. The PrimeLink increase was driven primarily by the mortgage refinance activity. Average investable balances in the PrimeLink business are expected to decline during the fourth quarter as the mortgage refinance activity declines. Total float income (investment income from the investment portfolio) represented 39 percent of total Payment Services revenue in the third quarter 2003 compared with 45 percent for 2002. Float income is affected by the level of investment balances and the yield on investments.

     Float income (excluding gains, losses and impairments) and expense associated with the Payment Services segment’s investment portfolio for the three months ended September 30 were as follows:

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands)
Investments available or restricted for payment service obligations (1)	$7,390,634	$76,783	4.12%	$6,184,759	$88,827	5.70%
Payment service obligations (2)	$6,034,968	59,408	3.91%	$4,778,993	62,541	5.19%

Net float income and margin		$17,375	0.93%		$26,286	1.69%

(1)	Payment services investment income of $80.0 million for the three months ended September 30, 2003 is comprised of $76.8 million of income from investments available or restricted for payment service obligations and realized gains and losses of $3.2 million. For the same period in 2002, Payment services investment income of $91.8 million is comprised of $88.8 million of income from investments available or restricted for payment service obligations, realized gains of $8.0 million less impairment charges of $5.0 million.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($428 million and $440 million for third quarter 2003 and 2002, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

     Float income was $76.8 million in the third quarter 2003 compared to $88.8 million in 2002, a decrease of 13.6 percent. The decline was due to lower interest rates on the float portfolio balances. The continued decline of interest rates decreased float income by $29.4 million; however, this was partially offset by an increase of $17.3 million attributable to the growth in balances. The average investment yield on the portfolio was 4.12 percent for the third quarter 2003, or a 158 basis point decline from 5.70 percent in 2002.

     The Payment Services segment typically maintains between $400 million and $750 million in short-term, liquid balances in order to fulfill its payment service obligations. The average balance for the third quarter 2003 was $812 million compared to $577 million for the same period in 2002. Mortgage refinancing activity continued to drive the significant increase in the sale of official checks resulting in higher average float balances which were invested at the lower rates. The refinancing activity also continued to drive a significant increase in the prepayments of mortgage-backed debt securities, resulting in the reinvestment of these funds at lower interest rates.

     Commission expense was $59.4 million in the third quarter 2003, a decrease of $3.1 million, or 5.0 percent, from 2002. The commission expense decrease attributable to lower interest rates was $19.6 million and was partially offset by higher average balances resulting in higher expense of $16.4 million, reflecting an average commission rate of 3.91 percent in the third quarter 2003, or a 128 basis point decline from 5.19 percent in 2002. Commission expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products as well as the discount on the sale of receivables. Commissions paid to customers generally are variable based on short-term interest rates, however, a portion of the commission expense has been fixed through the use of interest rate swap agreements.

     Net float income (float income less commission expense) was $17.4 million in the third quarter 2003, down $8.9 million or 33.9 percent from 2002, due to lower interest rates on the float portfolio balances. The net float income increase due to balance growth was $5.1 million and was offset by a decrease of $14.0 million due to a decline in the net float rate reflecting a net float margin of 0.93 percent, or a 76 basis point decline from 1.69 percent in 2002. As mentioned above, refinancing activities caused an increase in the sale of official checks and, therefore, an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives mitigated the benefits of reduced interest rates. Operating income and margins were reduced as the pay-fixed interest rate swaps used to hedge variable rate commissions to official check banks matured at a slower rate than investments in mortgage-backed securities that are prepaying more rapidly than expected. Approximately $600 million (notional amount) of interest rate swaps will mature over the remainder of 2003 and through the first quarter 2004. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the PrimeLink business, which has lower net float margins than the balances generated by the money order business.

     The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the three months ended September 30 was as follows:

	2003			2002

		Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total

	(in thousands)
Float income	$17,319	$(29,363)	$(12,044)	$16,641	$(6,474)	$10,167
Commission expense	$16,437	$(19,570)	$(3,133)	$17,118	$(7,421)	$9,697
Net float income	$5,125	$(14,036)	$(8,911)	$5,462	$(4,992)	$470

(1)	Net float income for the “balance” and “yield/rate” columns is not the net of “float income” and “commission expense” as each of these amounts is calculated independently.

     The fair value of Viad’s derivative positions fluctuates with interest rate changes. These changes are reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases or decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the third quarter 2003 resulted in a net increase of $5.8 million in stockholders’ equity, and the net change in the fair value of the available-for-sale investment portfolio resulted in a net decrease of $21.7 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset exactly.

     Convention and Event Services. Revenues of the Convention and Event Services segment were $132.4 million in the third quarter 2003, a decrease of 22.9 percent from third quarter 2002 revenues of $171.6 million. The segment operating loss was $1.1 million in the third quarter 2003 compared to segment operating income of $2.2 million in the third quarter 2002.

     Revenues in the convention show services business declined 25.6 percent in the third quarter 2003 to $92.5 million from $124.3 million in 2002. The decrease in revenues largely reflects negative show rotation during the quarter. The unfavorable show rotation primarily related to the International Manufacturing Technology Show which is one of the largest tradeshows in the world and occurs every other year (re-signed by the Company and scheduled for 2004). Although the convention show services business has a diversified revenue base (show portfolio), revenue growth is dependent on general economic and industry-specific conditions as well as show rotation. There continues to be weakness in the number of shows held and the size of existing shows, particularly in the technology industry. Furthermore, threats of terrorism could continue to impact travel and adversely affect the tradeshow industry.

     Revenues in the exhibit design and construction business declined 15.8 percent in the third quarter 2003 to $39.9 million from $47.3 million in 2002. Revenues were reduced by negative show rotation including the Farnborough Air Show in Europe which occurs every two years. In addition, the overall demand for new exhibit construction remains weak reflecting continued low levels of corporate spending.

     The segment experienced an operating loss of $1.1 million during the third quarter 2003 primarily due to decreased revenues as a result of negative show rotation. The impact of the 2002 restructuring plan is expected to result in cost savings in the range of $8 million to $9 million in 2003. Approximately $4 million of cost savings from the restructuring activities were realized in the third quarter 2003.

     In the 2001 third quarter, Viad recorded restructuring charges totaling $66.1 million consisting of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits primarily in the Convention and Event Services segment. In the 2003 third quarter, $200,000 of the accrued liability was reversed as certain costs originally anticipated in the 2001 restructuring plan will not be incurred.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $32.7 million, a decrease of 12.1 percent from $37.2 million in the third quarter 2002. Operating income was $11.3 million for the third quarter 2003, compared with $14.6 million in 2002. Wildfires in and around Glacier National Park during the peak season had a negative impact on operating results for the third quarter 2003. The 2003 results also reflect the negative impacts of political instability in the Middle East, the SARS outbreak in Canada and Asia, and on-going threats of terrorism. These events have had an affect on the travel and recreation industry as a whole, leading to increased competition among destinations. These factors may continue to dampen future results.

     Corporate Activities and Minority Interests. Corporate activities and minority interests decreased $1.2 million primarily due to a decrease in minority interest expense in the third quarter of 2003. This was driven by the Payment Services segment’s acquisition of the remaining 49 percent minority interest in MoneyGram International Limited (MIL) in the first quarter 2003.

     Net Interest Expense. Net interest expense increased to $2.3 million in the third quarter 2003 from $123,000 in the third quarter 2002. In the 2002 quarter net interest expense had been reduced by $3.5 million in interest income related to a Federal tax refund and higher interest income from investments. Without this refund, net interest expense would have decreased due to lower outstanding debt balances and declining average interest rates.

     Income Taxes. The effective tax rate in the 2003 third quarter was 26.0 percent compared to 27.5 percent for the third quarter 2002. The relatively low effective tax rate compared to the statutory federal rate was primarily attributable to tax-exempt income from the Payment Services businesses. The decrease in the effective tax rate was due to a higher proportion of tax-exempt income to pre-tax income in 2003 as compared to 2002.

Comparison of First Nine Months of 2003 to the First Nine Months of 2002

     Revenues for the first nine months of 2003 decreased 2.6 percent to $1.22 billion from $1.26 billion in 2002. The decline was primarily driven by lower sales in the Convention and Event Services segment due to negative show rotation and weaker demand for the design and construction of new exhibits. Income from continuing operations before income taxes was $116.6 million for the nine months ended September 30, 2003 compared with $124.1 million for the comparable period in 2002 (down 6.0 percent). The decrease was primarily driven by lower net interest margin on the float portfolio reflecting the lower interest rate environment as well as other-than-temporary impairment charges and other adjustments in the Payment Services segment. This decrease was partially offset by margin improvements in the Convention and Event Services segment resulting from increased efficiencies and cost reductions. See Note 12 of Notes to Consolidated Financial Statements for segment information.

     Net income for the first nine months of 2003 was $87.7 million, or $1.01 per share, compared to $52.6 million, or $0.60 per share, for the first nine months of 2002. Net income included the reversal of certain discontinued operations reserves of $2.5 million ($1.5 million after-tax).

     Payment Services. Revenues of the Payment Services segment were $596.4 million for the first nine months of 2003, a 3.4 percent increase from comparable 2002 revenues of $576.5 million. Segment operating income decreased to $80.2 million from the first nine months of 2002 of $94.5 million (down 15.1 percent). Operating margins decreased to 13.4 percent for the 2003 nine month period compared with 16.4 percent for the comparable period in 2002.

     The segment operating income and margin declines were driven by the impact of the lower interest rate environment on the float portfolio as well as other-than-temporary impairment charges and other adjustments of $20.8 million as compared to $15.6 million in the same period of 2002. These charges related to certain structured notes held in the float portfolio.

     Segment operating income was driven by continued growth in the MoneyGram business. MoneyGram continued to show strong results with transaction volume growing 32 percent, led by strong international money transfer and same-day bill payment volume. Internationally originated transactions grew by 36 percent and domestically originated transactions, including the same-day bill product, grew by 47 percent. In January 2003, Payment Services acquired the minority interest in MoneyGram International Limited (MIL) which provides money transfer services primarily in Europe, Africa, Asia and Australia.

     The money order business continues to contribute significantly to operating margin and cash flows. However, money order volume was down 9 percent compared to 2002 due to the loss of certain agents partially offset by strong growth in sales at Wal-Mart.

     Factors which could impact Payment Services’ revenue and segment operating income include a tightening credit environment, which slows new agent signings, and could also necessitate the elimination of certain agents. Additionally, competitive pricing pressures could negatively impact the MoneyGram domestic business.

     Total average investable funds for the first nine months of 2003 were $7.1 billion, up 20 percent from 2002 levels, primarily driven by the PrimeLink business which had an increase of average investable balances of 27 percent. Although PrimeLink was not a strong driver of revenue and operating income due to the impairment charges and lower interest rates, it continued to show growth in balances and new signings. Total float income (investment income from the investment portfolio) represented 40 percent of total Payment Services revenue for the first nine months of 2003 compared with 45 percent for 2002. Float income is affected by the level of investment balances and the yield on investments.

     Float income (excluding gains, losses and impairments) and expense associated with the Payment Services segment’s investment portfolio for the nine months ended September 30 were as follows:

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(in thousands)
Investments available or restricted for payment service obligations (1)	$7,090,293	$245,439	4.63%	$5,891,404	$259,442	5.89%
Payment service obligations (2)	$5,723,746	179,136	4.18%	$4,456,885	176,236	5.29%

Net float income and margin		$66,303	1.25%		$83,206	1.89%

(1)	Payment services investment income of $239.4 million for the nine months ended September 30, 2003 is comprised of $245.4 million of income from investments available or restricted for payment service obligations, realized gains and losses of $10.5 million less impairment charges of $16.5 million. For the same period in 2002, Payment services investment income of $258.8 million is comprised of $259.4 million of income from investments available or restricted for payment service obligations, realized gains and losses of $13.6 million less impairment charges of $14.2 million.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($434 million and $443 million for first nine months of 2003 and 2002, respectively) as these are not recorded on the Consolidated Balance Sheets. Commission expense is classified as “Costs of services” in the Consolidated Statements of Income.

     Float income was $245.4 million for the first nine months of 2003 compared to $259.4 million in 2002. The float income decrease attributable to the balance growth was $52.8 million and was offset by a decrease of $66.8 million due to declining interest rates, reflecting an average investment yield of 4.63 percent, or a 126 basis point decline from 5.89 percent in 2002. During the same period, short-term interest rates declined by 61 basis points and the 5-year U.S. Treasury note declined 134 basis points.

     The Payment Services segment typically maintains between $400 million and $750 million in short-term, liquid balances in order to fulfill its payment service obligations. The average balance for the first nine months of 2003 was $682 million compared to $458 million for 2002. Unprecedented mortgage refinancing activity drove an increase in the sale of official checks resulting in higher average float balances. These higher balances were invested at lower rates compared to 2002. The refinancing activity also drove a significant increase in the prepayments of mortgage-backed debt securities, resulting in the reinvestment of these funds at lower interest rates as well. If the unprecedented mortgage refinancing activity continues, future results could be affected similarly.

     Commission expense was $179.1 million for the first nine months of 2003, an increase of $2.9 million, or 1.6 percent from 2002. The commission expense increase attributable to the lower interest rates was $47.2 million and was partially offset by higher average balances of $50.1 million, reflecting an average commission rate of 4.18 percent for the first nine months of 2003, or a 111 basis point decline from 5.29 percent in 2002. Commission expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products as well as the discount on the sale of receivables. Commissions paid to customers generally are variable based on short-term interest rates, however, a portion of the commission expense has been fixed through the use of interest rate swap agreements.

     Net float income (float income less commission expense) was $66.3 million for the first nine months of 2003, down $16.9 million or 20.3 percent from 2002, primarily due to lower interest rates. The net float income increase due to balance growth was $16.9 million and was offset by a decrease of $33.8 million due to a decline in the net float rate reflecting a net float margin of 1.25 percent, or a 64 basis point decline from 1.89 percent in 2002. As mentioned above, refinancing activities led to an increase in the sale of official checks and, therefore, an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives mitigated the benefits of reduced interest rates. Operating income and margins were negatively impacted as the pay-fixed interest rate swaps used to hedge variable rate commissions to official check banks matured at a slower rate than investments in mortgage-backed securities that are prepaying more rapidly than expected. Approximately $600 million (notional amount) of interest rate swaps will mature over the remainder of 2003 and through the first quarter 2004. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the PrimeLink business, which has lower net float margins than the balances generated by the money order business. If interest rates remain low and refinancing activity continues to be strong, revenue and operating income growth could continue to be constrained.

     The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the nine months ended September 30 was as follows:

	2003			2002

		Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total

	(in thousands)
Float income	$52,796	$(66,799)	$(14,003)	$52,489	$(15,580)	$36,909
Commission expense	$50,095	$(47,195)	$2,900	$56,618	$(33,575)	$23,043
Net float income	$16,932	$(33,835)	$(16,903)	$16,355	$(2,489)	$13,866

(1)	Net float income for the “balance” and “yield/rate” columns is not the net of “float income” and “commission expense” as each of these amounts is calculated independently.

     The fair value of Viad’s derivative positions fluctuate with interest rate changes. These changes are reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases or decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the first nine months of 2003 resulted in a net increase of $17.8 million in stockholders’ equity, and the net change in the fair value of the available-for-sale investment portfolio resulted in a net increase of $17.9 million in stockholders’ equity. Of this change, $30.2 million related to the transfer of $1.2 billion in investments from held-to-maturity to available-for-sale in the first quarter 2003. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset exactly.

     Convention and Event Services. Revenues of the Convention and Event Services segment were $578.3 million for the first nine months of 2003, a decrease of 7.6 percent from the 2002 amount of $625.9 million. Segment operating income grew to $42.8 million in the first nine months of 2003 from $38.9 million in the first nine months of 2002, up 9.9 percent. Operating margins increased to 7.4 percent from 6.2 percent in the first nine months of 2002.

     Revenues in the convention show services business for the first nine months of 2003 were $429.0 million, a decrease of 6.8 percent from the revenues for the first nine months of 2002 of $460.4 million. The decrease in revenues largely reflects negative show rotation and continued weakness in the number of shows held and the size of existing shows, particularly in the technology industry. Although the convention show services business has a diversified revenue base (show portfolio), revenue growth is dependent on general economic and industry-specific conditions. Furthermore, threats of terrorism could continue to impact travel and adversely affect the tradeshow industry.

     The exhibit design and construction business experienced a 9.7 percent decrease in revenues in the first nine months of 2003 to $149.4 million compared with the same period in 2002 of $165.5 million. Revenues were reduced by weaker demand for the design and construction of new exhibits and negative show rotation. Future operating income could be lessened if there is continued weakness in corporate spending for exhibit construction, despite management’s implementation of restructuring plans to reduce costs.

     In the fourth quarter 2002, Viad recorded a restructuring charge of $20.5 million related to the Convention and Event Services segment. Viad expects that the restructuring plan will result in cost savings in the range of $8 million to $9 million in 2003 based on the timing of activities pursuant to the restructuring plan. Approximately $7 million of cost savings from the restructuring plan has been realized in the first nine months of 2003.

     In the 2001 third quarter, Viad recorded restructuring charges totaling $66.1 million consisting of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits primarily in the Convention and Event Services segment. In the first nine months of 2003, $1.5 million of the accrued liability was reversed as certain costs originally anticipated in the restructuring plan will not be incurred.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $48.3 million, a decrease of 9.7 percent from $53.5 million in the first nine months of 2002. Operating income was $12.5 million for the first nine months of 2003, compared with $16.0 million for the first nine months of 2002. The SARS health issue, threats of terrorism and the war in Iraq have negatively impacted the travel and recreation industry as a whole. These factors may continue to adversely affect the operating results for the fourth quarter 2003. Results were also impacted by the wildfires in and around Glacier National Park.

     Corporate Activities and Minority Interests. Corporate activities decreased $2.7 million primarily due to a decrease in certain administrative expenses for the first nine months of 2003 as compared to the same period in 2002 as well as higher outside services costs in connection with the 2002 proposed initial public offering of Travelers Express. Minority interest expense decreased $3.6 million in the first nine months of 2003 due to the Payment Services segment’s acquisition of the remaining 49 percent minority interest in MIL.

     Net Interest Expense. Net interest expense increased to $8.4 million in the first nine months of 2003 from $7.5 million in the first nine months of 2002. In the 2002 period net interest expense had been reduced by $3.5 million in interest income related to a Federal tax refund and higher interest income from investments. Without this refund, net interest expense would have decreased due to lower outstanding debt balances and declining average interest rates.

     Income Taxes. The effective tax rate for the first nine months of 2003 was 26.1 percent compared to 27.2 percent for the comparable 2002 period. The relatively low effective tax rate compared to the statutory federal rate was primarily attributable to tax-exempt income from the Payment Services businesses. The decrease in the effective tax rate period over period is due to a higher proportion of tax-exempt income to pre-tax income in 2003 as compared to 2002.

Liquidity and Capital Resources:

     Cash and corporate investments were $152.6 million at September 30, 2003 as compared to $303.6 million at December 31, 2002, with the decrease primarily due to the repayment of $100 million related to certain medium-term senior notes that matured and a capital contribution to a Payment Services subsidiary to acquire the minority interest share of MIL described below, partially offset by cash generated from operations. Corporate investments are included in the Consolidated Balance Sheets under “Other investments in securities.”

     Viad’s total debt at September 30, 2003 was $255.4 million compared with $361.7 million at December 31, 2002. The debt-to-capital ratio was 0.24 to 1 at September 30, 2003, compared with 0.34 to 1 at December 31, 2002. Capital is currently defined as total debt (excluding $4.75 preferred stock) plus minority interests and common stock and other equity.

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

     Viad satisfies a portion of its working capital and other financing requirements with short-term borrowings (through commercial paper, bank note programs and bank lines of credit). Viad has credit facilities to support short-term borrowings. Under these facilities, short-term borrowings were supported by a $168 million short-term 364-day revolving credit facility (with a one-year term out provision, at Viad’s option, in the event a new facility is not established) and a $225 million five-year facility. On August 29, 2003, Viad’s $168 million short-term 364 day revolving credit facility was amended, with the total amount of the lenders’ commitments being increased to $250 million and the commitment termination date of each eligible lender being extended to August 27, 2004. In addition, a provision was added which requires the absence of material adverse change as a condition of converting any outstanding borrowings to a term loan. Short-term borrowings totaling $170 million at September 30, 2003 and $173 million at December 31, 2002, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $226.6 million at September 30, 2003. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements.

     As a result of the announcement on July 24, 2003 of Viad’s intention to spin-off Travelers Express, the ratings agencies put Viad on credit watch with negative implications as it is probable that the existing debt of Viad will not be rated investment grade following the separation of Travelers Express. Viad has announced that it will tender for all public debt, pay off all commercial paper and redeem its preferred stock concurrent with a spin-off transaction. Because the commercial paper market is ratings driven, regardless of the reason for the credit watch, this action may result in increased borrowing costs for Viad in the future.

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

Off-Balance-Sheet Arrangements:

     Viad has certain arrangements and transactions which are not recorded on the Consolidated Balance Sheets and could materially affect liquidity or require the use of capital resources. As of September 30, 2003, these arrangements include aggregate operating lease commitments of $167.8 million, aggregate guarantees of $55.0 million (representing parent guarantees of subsidiary obligations) and funding commitments related to collateralized private equity obligations of $19.0 million.

     The Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents in an amount not to exceed $450 million. These receivables are sold to commercial paper conduits sponsored by a financial institution and represent a small percentage of the total assets in such conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement expires in June 2006.

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

     As discussed elsewhere in this quarterly report, for the nine months ended September 30, 2003 Viad recorded other-than-temporary impairment losses and adjustments of $20.8 million related to certain structured notes held in its Payment Services investment portfolio during the period. The impact of changes in cash flow projections and the related default and recovery rate assumptions on certain structured notes and collateralized debt obligations (CDO equity) could result in additional impairment. Furthermore, adverse changes in actual or projected cash flows on other investments could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), effective for Viad for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad’s Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design and construction of exhibit booths. Exhibit design and construction revenue is generally accounted for using the completed contract method as contracts are typically completed within three months of contract signing. In certain circumstances, the application of EITF 00-21 may require that design services and exhibit booth construction be treated as separate units of accounting and that contract consideration be allocated to each unit. The revenue associated with these multiple deliverables would be recognized when the general conditions for revenue recognition have been met with respect to each unit of accounting. The adoption of EITF 00-21 did not have a material impact on Viad’s financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s obligations to a third party and would, therefore, be excluded from liability recognition at inception. The adoption of FIN 45 did not have a material impact on Viad’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB issued Staff Position 46-6, which delayed the effective application date of FIN 46 for those interests until the end of the first interim or annual period ending after December 15, 2003. The full adoption of FIN 46 is not expected to have a material effect on Viad’s financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 is effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of SFAS 149 did not have a material impact on Viad’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150 which is effective for Viad for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as liabilities. At September 30, 2003, Viad had 234,983 shares of $4.75 preferred stock subject to mandatory redemption outstanding at a recorded amount of $6.7 million. The $4.75 preferred stock is subject to mandatory redemption provisions through annual cumulative sinking fund requirements. The outstanding shares are scheduled for redemption in the years 2019 to 2058. On July 1, 2003, Viad adopted SFAS 150 and, accordingly, classified the $4.75 preferred stock subject to mandatory redemption ($6.7 million) as a long-term liability in the consolidated financial statements. In addition, the third quarter 2003 dividend on the $4.75 preferred stock subject to mandatory redemption of $286,000 was recorded as “Interest expense” in the Consolidated Statements of Income.

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

     Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the decrease in pre-tax income would be approximately $1.0 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in an increase in pre-tax income of approximately $1.0 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of Viad’s results of operations and the financial impact of interest rate fluctuations.

     Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt is sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $38.8 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $23.6 million), an estimated increase in the fair value of derivative financial instruments of approximately $17.0 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $10.4 million) and an estimated off-balance-sheet decrease in the fair value of fixed-rate debt of approximately $213,000 at September 30, 2003. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $37.1 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $22.6 million), an estimated decrease in the fair value of derivative financial instruments of approximately $17.5 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $10.7 million) and an estimated off-balance-sheet increase in the fair value of fixed-rate debt of approximately $214,000 at September 30, 2003. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 4.A	Copy of Second Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 29, 2003.*

	Exhibit No. 4.B	Letter Agreement dated August 29, 2003, between Citicorp USA, Inc., as Agent and Viad Corp and Greyhound Canada Holdings, Inc.*

	Exhibit No. 10.A	Copy of Viad Corp Deferred Compensation Plan, Amended and Restated as of August 20, 2003.*

	Exhibit No. 10.B	Copy of Deferred Compensation Plan for Directors of Viad Corp, as Amended and Restated August 20, 2003.*

	Exhibit No. 10.C	Copy of Viad Corp Supplemental TRIM Plan, as Amended and Restated August 20, 2003.*

Exhibit No. 31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

(b)	Reports on Form 8-K filed by the Registrant in the third quarter 2003.

A report on Form 8-K dated July 24, 2003, was filed July 24, 2003 by the Registrant. The Form 8-K reported under item 9 (provided under item 12), that on July 24, 2003, Viad Corp issued a press release announcing its unaudited financial results for the second quarter 2003 and revised full year guidance. Viad also announced that it intends to pursue the spin-off of its Payment Services business, subject to various conditions.

A report on Form 8-K dated July 30, 2003, was filed July 30, 2003 by the Registrant. The Form 8-K reported under item 5, that on July 29, 2003, Viad Corp issued a press release announcing that in addition to repaying its existing public debt, it intends to repay all of its outstanding commercial paper and redeem all outstanding $4.75 preferred stock subject to mandatory redemption concurrent with the spin-off of Travelers Express Company.

* Filed herewith.

+ Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

November 13, 2003	By /s/ G. Michael Latta

G. Michael Latta Vice President – Controller (Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit No. 4.A	Copy of Second Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 29, 2003.*

Exhibit No. 4.B	Letter Agreement dated August 29, 2003, between Citicorp USA, Inc., as Agent and Viad Corp and Greyhound Canada Holdings, Inc.*

Exhibit No. 10.A	Copy of Viad Corp Deferred Compensation Plan, Amended and Restated as of August 20, 2003.*

Exhibit No. 10.B	Copy of Deferred Compensation Plan for Directors of Viad Corp, as Amended and Restated August 20, 2003.*

Exhibit No. 10.C	Copy of Viad Corp Supplemental TRIM Plan, as Amended and Restated August 20, 2003.*

Exhibit No. 31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

Exhibit No. 32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

* Filed herewith.