Form 10-K
period 2003-12-31
VIAD CORP
filed 2004-03-11
CIK 884219

As filed with the Securities and Exchange Commission on March 11, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 N. Central Ave., Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

602-207-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.50 par value	New York Stock Exchange
$4.75 Preferred Stock (stated value $100 per share)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003) was approximately $1.9 billion.

      Registrant had 88,599,044 shares of Common Stock ($1.50 par value) outstanding as of February 29, 2004.

Documents Incorporated by Reference

      A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held May 11, 2004, is incorporated by reference into Part III of this Report.

(This page intentionally left blank)

(This page intentionally left blank)

PART I

Item 1.     Business

      Viad Corp (“Viad” or the “Corporation”) is comprised of operating companies and a division which constitute a diversified services business. Most of Viad’s services are provided to businesses for use by their customers. Accordingly, the Corporation primarily markets its services through more than 127,000 retail and financial locations (payment services), and to numerous tradeshow organizers and exhibitors (convention and event services). The Corporation’s businesses occupy the number one or number two position in many of the markets in which they compete. They seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users, thereby being considered a value-added provider by Viad’s business customers.

      Viad’s services are classified into two reportable business segments, namely (1) Payment Services, and (2) Convention and Event Services. The Corporation also provides travel and recreation services. The reportable business segments have been defined in a manner consistent with Viad’s organizational structure, internal reporting, allocation of resources and operating decision-making. The Convention and Event Services segment represents the aggregation of Viad’s two separate convention-related operating companies due to their similar characteristics. A description of each of Viad’s reportable business segments, the travel and recreation businesses, and recent developments relating to each follows. Viad has announced a plan to separate its payment services business from the remaining Viad businesses by means of a tax-free spin-off transaction. See “Spin-off Transaction and Sale of Business” below for further discussion.

      Viad has no customer that comprises more than five percent of its revenues, nor does any Viad reporting segment have a customer comprising more than six percent of that segment’s revenues.

Viad Business Units

      Viad is built around two operating groups which are leading competitors in their businesses, including companies engaged in payment services (Travelers Express Company, Inc., MoneyGram Payment Systems, Inc. and FSMC, Inc.), and convention and event services (GES Exposition Services, Inc. and the Exhibitgroup/ Giltspur division). Viad business units also provide travel tour services (Brewster Transport Company Limited) and recreation services (Glacier Park, Inc.).

Payment Services

      Viad’s payment services business is conducted by the Travelers Express/ MoneyGram group of companies (“TE/ MG”). These companies engage in a variety of payment service activities, offering products and services to consumers and businesses through a network of agents and financial institution customers. These products and services include global money transfer, urgent and routine bill payment services, issuance and processing of money orders, issuance and processing of official checks, processing share drafts and controlled disbursement services.

      Travelers Express Company, Inc. (“Travelers Express”) sells money orders to the public through more than 63,500 agent locations and financial institutions in the United States and Puerto Rico, and is the largest issuer of money orders in the United States, having issued more than 295 million money orders in 2003. Travelers Express is the second largest provider of official check outsourcing services to financial institutions in the United States, providing payment processing services through approximately 16,000 branch locations of banks, credit unions and other financial institutions which offer official checks (used by financial institutions in place of their own bank check).

      MoneyGram Payment Systems, Inc. (“MoneyGram”), a subsidiary of Travelers Express, is a leading global provider of consumer money transfers on a worldwide basis providing MoneyGram–branded money transfer services through more than 63,000 agent locations in more than 160 countries worldwide. Some of MoneyGram’s U.S. agent locations sell or provide both money orders and money transfer services. TE/ MG also provides in-person electronic bill payment services at agent locations for various companies whose consumers make both urgent and routine bill payments such as utility payments at conveniently located retail stores. Additionally, a Travelers Express subsidiary processes high volume refund and rebate checks, food vouchers, gift certificates, and other financial instruments.

      In January 2003, MoneyGram, which owned a 51 percent interest in MoneyGram International Limited (“MIL”), acquired the remaining 49 percent interest from Travelex Group Plc. (“Travelex”). MIL, a London-based joint venture begun in 1997 by MoneyGram and the Thomas Cook Group Ltd. (which was ultimately acquired by Travelex), serves as MoneyGram’s international sales and marketing arm in Europe, Africa, Asia and Australia.

      The following table provides an overview of the primary products and services, brands, customers and distribution channels, end users and sources of revenues in TE/ MG’s business.

		Customers/Channels		Primary Sources of
Product or Service	Primary Brands	of Distribution	Primary End Users	Revenue

Money transfers	MoneyGram Co-branded	Domestic and international agent base, consisting of:

• Supermarkets and mass merchants

• Financial institutions

• Convenience and drug stores

• Check cashing outlets

• Independent retailers, including currency exchange locations

• International post offices

		• Internet	Primarily unbanked and underbanked consumers Convenience users who need to send money to a distant location	Transaction fees Foreign exchange revenue

Money orders	Travelers Express Travelers Express MoneyGram Private label Co-branded	Domestic agent base, consisting of: • Supermarkets and mass merchants • Convenience and drug stores • Check cashing outlets • Independent retailers	Primarily unbanked and underbanked consumers Convenience users who obtain a money order based on payor request	Transaction fees Investment revenue Dispenser fees

Bill payment	ExpressPayment BuyPay FlashPay	Domestic agent base consisting of: • Supermarkets and mass merchants • Convenience and drug stores • Check cashing outlets • Independent retailers • Internet	Convenience users who satisfy an urgent bill Consumers of BuyPay and FlashPay are often the unbanked and underbanked consumers and use this service as a routine payment vehicle	Transaction fees

PrimeLink and PrimeLinkplus official check services	Travelers Express Private label Co-branded	Financial institutions: • Banks • Thrifts • Credit unions • Non-bank financial institutions	Banked consumers Financial institutions	Investment revenue Transaction fees

Controlled disbursement services	FSMC, Inc.	State governments Businesses offering rebates	State governments Businesses offering rebates	Transaction fees

Money Transfer Services

      In June 1998, Travelers Express acquired MoneyGram, thereby adding MoneyGram-branded international money transfer services to TE/ MG’s payment services. Money transfers are electronic transfers of funds between consumers from one location to another. Money transfers are used by consumers who want to transfer funds quickly, safely and efficiently to another individual within the United States or internationally.

      In a typical money transfer, a consumer goes to an agent location, completes a form and pays the agent the money to be transferred, together with a fee. The agent then enters the transaction data into a point-of-sale money transfer platform, which connects to TE/ MG’s central data processing system. The transferred funds are then made available for payment throughout TE/ MG’s agent network. The fee paid by the sender is based on the amount to be transferred and the location at which the funds are to be received. Both the “send” and “receive” agents receive a commission from the transaction.

      TE/ MG’s money transfer revenues are derived primarily from consumer transaction fees and revenues from currency exchange in connection with international money transfers.

Money Orders

      TE/ MG has its roots in the sale of money orders, a business TE/ MG has been engaged in since 1940. TE/ MG’s money orders are sold under the Travelers Express and Travelers Express/ MoneyGram brands, on a private label basis with certain of TE/ MG’s retail agents and co-branded with certain of TE/ MG’s retail agents. Money orders, much like checks, can be presented by the consumer to make a payment or for cash. In most cases, TE/ MG receives transaction fees from its agents for each money order sold. In many cases, TE/ MG also receives monthly dispenser service fees from its agents for the money order dispenser equipment it provides. In addition, TE/ MG generates income from the investment of funds that are remitted from its agents which it invests until the money orders are cleared through the banking system.

Bill Payment Services

      TE/ MG’s ExpressPayment urgent bill payment service is offered through its money transfer agent locations in the United States. The ExpressPayment urgent bill payment service, which is provided under contract with billers, enables delinquent debtors and just-in-time payers to pay bills at an agent location with same-day credit to a growing group of creditors. The contracted billers include credit card companies, mortgage companies, auto finance companies, sub-prime lenders, cellular and long distance telephone companies and third-party bill collectors.

      TE/ MG’s FlashPay and BuyPay routine bill payment services are available at selected money order agent locations. These services allow unbanked and underbanked consumers to pay routine bills with cash at a convenient location. The consumer’s account is typically credited within one week.

Official Check Outsourcing Services

      TE/ MG’s official check outsourcing services, PrimeLink and PrimeLinkplus, allow its financial institution customers to outsource a function that they often view as “non-core” in a cost-efficient manner while generating additional fee-based revenue. Financial institutions provide official checks, which include bank checks, cashier checks, teller checks and agent checks, to consumers for use in transactions when the payee requires a check drawn on a bank or other third party. Official checks are commonly used in consumer loan closings, such as closings of home and car loans, and other situations where certainty of payment and funds availability is critical. Financial institutions also use official checks to pay their own obligations.

      TE/ MG provides financial institutions a way to outsource a non-core business line – providing official checks to consumers – to improve customer service, reduce costs, minimize capital expenditures, improve efficiency, increase return on assets and secure enhanced services such as fraud detection and deterrence. TE/ MG’s PrimeLink services also provide its financial institution customers superior account reconciliation and customer service capabilities. TE/ MG provides these outsourcing services at a low cost to financial institutions and pays an agreed-upon commission rate on the balance of funds underlying the official checks pending clearing of the items.

      TE/ MG clears the official check items pursuant to contracts with clearing banks as a service to its official check customers. TE/ MG’s financial institution clients are generally required to remit to TE/ MG on a daily basis the funds from their sale of the items in order to fund the daily clearings. TE/ MG maintains investments having a value in excess of its outstanding payment instruments, which assures that sufficient funds are available to pay all items. In some cases, TE/ MG segregates the portion of its portfolio attributable to the payment instruments of a client as a means of providing those clients with further assurance that funds will be available to clear the payment instruments sold by them.

      TE/ MG also provides Travelers Express and Travelers Express/ MoneyGram-branded, private label and co-branded money orders to its financial institution customers for sale to their customers.

      TE/ MG primarily derives revenues from its financial institution customers from the investment of funds underlying the official check or financial institution money order. TE/ MG invests funds representing customer items from the time the proceeds are remitted until they are cleared. TE/ MG also derives revenue from fees paid by its customers.

Controlled Disbursement Processing

      Through a subsidiary, FSMC, Inc., TE/ MG is the nation’s largest processor of WIC checks. WIC checks are issued under the Special Supplemental Nutrition Program to Women, Infants and Children administered by the U.S. Department of Agriculture through the various states. FSMC, Inc. also processes other controlled disbursements, such as rebate checks. TE/ MG’s revenue from this area is primarily derived from fees.

Convention and Event Services

      Convention and event services are provided by GES Exposition Services, Inc. (“GES”) and the Corporation’s Exhibitgroup/ Giltspur division.

GES

      GES is one of North America’s leading suppliers of convention and event services to trade associations and other tradeshow organizers, management companies and exhibitors. With a focus on assisting customers in all aspects of the preparation, installation and dismantling of a convention, tradeshow or special event, GES services some of the most visible and influential events in the tradeshow industry. In 2003, GES provided services for over 250,000 exhibitor customers, an estimated 2,000 tradeshows and hundreds of events and projects across North America.

      GES provides convention services through a network of offices in North America’s most active and popular tradeshow service markets. GES has full service operations in 16 U.S. cities and four Canadian cities.

      GES is a full-service provider to the tradeshow industry, designing, planning, producing, installing, dismantling and managing every aspect of a tradeshow regardless of its size. Central to GES’s customer base are tradeshow organizers. Under its agreements with tradeshow organizers, GES will provide services to the tradeshow organizer itself and the tradeshow organizer will agree that GES will be the exclusive provider of certain services to all exhibitors attending the tradeshow. These exclusive services include: general management; concept design, graphics and design; transportation, logistics and material handling services; furnishings and decorating; rigging and electrical. The services that GES provides to tradeshow organizers generally help the organizer present a complete concept for the show, while the exclusive exhibitor services, which may vary from venue to venue, serve to integrate all exhibitors into that concept. In addition, when GES has an agreement with a tradeshow organizer, it seeks to sell elective services to the exhibitors that attend the tradeshow, in addition to the exclusive services. These elective services include: program management and on-site coordination for exhibitors; furnishing, carpeting and signage; logistics and shipping services; installation and dismantling; rental exhibits and other exhibit packages and storage and refurbishing of exhibits.

      When GES is the general services contractor, GES prepares and sends an “Exhibitor Kit” to each exhibitor in advance of the tradeshow, either through the mail or by GES’s internet-based INTERKIT.® The Exhibitor Kit contains detailed descriptions of the exclusive and elective services offered by GES and order forms for those services. When GES is not the general services contractor, GES competes with the general services contractor to provide to exhibitors the elective services described above.

      In 2002, GES implemented the Exhibitor Value Program, which is intended to improve service and add value to the customer through consultation and elective services offerings. The Exhibitor Value Program focuses on providing practical advice to exhibitors through multiple channels including telephone (inbound and outbound), internet and fax. Through the Exhibitor Value Program, GES provides a comprehensive service approach designed to enhance return on objectives for exhibitors and ensure a more positive experience and productive tradeshow. Integrating technology and personal services, the Exhibitor Value Program provides proactive advice and guidance to exhibitors during the complex tradeshow process as well as integrated exhibitor support, all of which result in a better overall exhibiting experience and increased awareness of GES’s products and services.

      In addition to the exclusive and elective services that GES offers in the context of a tradeshow, GES also offers expertise in corporate event services, which represents a growing market for GES. Corporate events include user week conferences, value-added reseller conferences, sales meetings and new product or service launches. For corporate event customers, GES provides an array of planning, logistics and production services similar to the services described above and offered in the context of a tradeshow.

Exhibitgroup/ Giltspur

      Exhibitgroup/ Giltspur (“Exhibitgroup”), a division of the Corporation, is one of the largest and oldest exhibit designers and fabricators in the world, with over 60 years of experience in the exhibit industry. Exhibitgroup is a highly specialized exhibit program manager that is focused on providing integrated exhibit services primarily for Fortune 1000 clients. Custom exhibit design and construction is the primary line of business, with custom exhibits, designed from concept using state-of-the-art computer rendering programs, being its core product. Such exhibits vary in size, cost and complexity according to the client’s needs and budget – from carefully developed product showcases to more elaborate themed environments and interactive exhibits. Exhibitgroup’s design team also has the capacity to blend rental components into a client’s custom exhibit to create the desired marketing statement at a lower cost to the client. Some of Exhibitgroup’s exhibits are as large as 40,000 square feet, as high as two stories and may cost up to several million dollars.

      Exhibitgroup combines its core services with an ability to provide complete, one-stop shop exhibit program management services – services that meet a client’s long-term marketing needs and ensure the best handling of the client’s exhibit program. Exhibitgroup’s exhibit program services include: exhibit program management; logistics management; exhibit maintenance; installation and dismantling; show services; online ordering and e-services and marketing services.

      Many of Exhibitgroup’s clients attend tradeshows in which GES is the general services contractor or at which GES offers elective services. In these instances, an Exhibitgroup client may engage the services of GES for services such as freight handling, carpeting, furniture and similar on-site elective services. Because of the complexity of Exhibitgroup’s custom exhibits, many of Exhibitgroup’s clients are likely to use ExpoServices (Exhibitgroup’s wholly-owned installation and dismantling division) for installation and dismantle services.

      Through its TL Horton Design division, Exhibitgroup is also a leading creator of retail merchandising units, such as kiosks, that are generally used in stores and in shopping malls throughout the world. The design of the kiosks varies depending on clients’ budgets and specific needs. All kiosks are designed to draw the attention of potential visitors or customers through a range of alternatives including product displays, entertainment using interactive electronics and information displays. The TL Horton Design division offers clients complete turnkey services related to kiosks, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation.

      Exhibitgroup’s experienced designers, global network of facilities and strategic alliances and innovative technology make Exhibitgroup a leader in its industry. Exhibitgroup has won over 50 design awards since 1997, including 28 prestigious “Best of Show” awards. These awards signify that, either in specific categories or on a general basis, a particular exhibit was chosen as the best at the tradeshow by a panel of judges or show attendees.

Travel and Recreation Services

      Travel and recreation services are provided by the Brewster Transport Company Limited (“Brewster”) and Glacier Park, Inc. (“Glacier Park”) business units.

Brewster

      Brewster is a major tourism service operator in Western Canada. It is a multifaceted tourism company consisting of seven operating divisions delivering tourism products to visitors of Western Canada. Brewster’s operations include two world-class attractions, motorcoach services, charter and sightseeing services, hotel operations, inbound package tour operations and travel agencies.

      Brewster operates the Banff Gondola and Columbia Icefield Snocoach Tours. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies overlooking the town of Banff and the Bow Valley. Brewster also offers sightseeing tours of the Athabasca Glacier on the Columbia Icefield. Tour customers ride in a snocoach, a vehicle specially designed for glacier travel that provides customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle.

      Brewster’s transportation operations include charter motorcoach services, sightseeing and scheduled services and airport service. Brewster operates a modern fleet of luxury motorcoaches, available for groups of any size for travel throughout Alberta and British Columbia, Canada. In addition, Brewster provides year-round half- and full-day sightseeing tours from Calgary, Banff, Lake Louise and Jasper.

      Brewster’s inbound package tour operations feature independent package and group tours throughout Canada, which are offered year-round. These packages – in the segments of motorcoach, rail, self-drive automobile, ski and winter touring – consist of both group and individual tours and may be custom-designed at the time of booking.

      Brewster also operates two hotels in Alberta, Canada: the Mount Royal Hotel, which is located in the heart of Banff, and the Columbia Icefield Chalet, which is located on the Icefield Parkway between Lake Louise and Jasper. The hotels cater to leisure travelers.

      Brewster’s travel agencies are affiliated with the American Express travel agency network. These travel agencies service the vacation needs of the communities in the Bow Valley Corridor (Banff, Lake Louise and Canmore). With the American Express affiliation, these travel agencies are able to offer competitive, discounted rates on travel.

      Each Brewster line of business has a different market profile, with customers that differ in terms of geographic origin and travel preferences. To deliver its products and services to the consumer, Brewster utilizes direct to the customer marketing strategies as well as a distribution channel network that includes tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations. Brewster’s major markets are Canada, the United States, Japan, Europe, Australia, New Zealand and Asia.

Glacier Park

      Glacier Park operates four historic lodges and three 1960s-era motor inns in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park, and holds concession contracts for approximately 80 percent of the revenue for services provided within the park’s borders, on the basis of revenue generated. Glacier National Park and Waterton Lakes National Park encompass 1.1 million acres of rugged wilderness and are best known for their spectacular scenery, hiking, glaciers and wildlife. Services provided by Glacier Park include rooms, varying from hikers’ cabins to suites, food and beverage operations, retail operations and tour and transportation services. The tour operation utilizes a fleet of 33 authentic 1930s red touring buses that have rollback canvas tops. These well-known “reds” are used to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.

      The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, Glacier Park’s lodges and motor inns have an occupancy level of approximately 94 percent. During the “shoulder” seasons of June and September, occupancy is approximately 60 percent.

      Tour groups and travel agencies account for approximately 15 percent of Glacier Park’s customers, while individual travelers account for the remaining 85 percent. Demographically, approximately 97 percent of Glacier Park’s guests come from the United States, with 20 percent to 24 percent from the Northwest and 10 percent to 12 percent from the Midwest.

      Glacier Park operates the concession portion of its business under a 25-year concession agreement with the U.S. National Park Service, which expires in December 2005, and under a 42-year agreement with the Canadian Government for Waterton Lakes National Park, which expires in 2010. When Glacier Park’s concession agreement with the U.S. National Park Service expires, Glacier Park will be obligated, if it wants to continue its concession operations, to rebid for the right to retain these concession services. If Glacier Park does not retain these concession rights, it will receive an amount from the park service, or Glacier Park’s successor, equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to Glacier National Park property during the term of this agreement, based on the reconstruction cost of a new unit of like kind, less depreciation, but not to exceed fair market value. If Glacier Park does not retain the concession rights, it would be able to continue operations at Waterton Lakes, Canada, and East Glacier, which are not part of the concession.

Competition

      The Corporation’s businesses generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services, including numerous well-known local, regional and national companies, private payment service companies and the U.S. Postal Service (money orders), many of which have greater resources than the Corporation. Travelers Express also competes for agents and financial institution customers on the basis of technical and operational differences and price and financial incentives paid to agents and competes for consumers on the basis of number and location of agent locations, price, convenience and technology. First Data Corporation and its subsidiaries Western Union Financial Services, Inc. and

Integrated Payment Systems; the U.S. Postal Service and Federal Home Loan Banks are the principal competitors of Travelers Express. The Freeman Companies and Champion Exposition Services are the principal competitors of GES, and The George P. Johnson Company, MC2 and Exhibit Works are the principal competitors of Exhibitgroup.

Patents and Trademarks

      United States patents are currently granted for a term of 20 years from the date a patent application is filed. The Viad companies own a number of patents which give them competitive advantages in the marketplace, including a number of patents owned by Exhibitgroup for exhibit technology and exhibit processes and by Travelers Express for automated money order dispensing systems. Travelers Express also has a number of patent applications pending in the United States.

      United States trademark registrations are for a term of 10 years, renewable every 10 years as long as the trademarks are used in the regular course of trade. The Viad companies maintain a portfolio of trademarks representing substantial value in the businesses using the marks.

      Many trademarks used by Viad and its businesses, including the TRAVELERS EXPRESS, MONEYGRAM, EXHIBITGROUP/ GILTSPUR, and GES service marks, have substantial importance and value. Certain rights in processing equipment and software held by Travelers Express and its subsidiaries also provide competitive advantage, even though not all of these rights are protected under intellectual property laws.

Government Regulation

      Compliance with legal requirements and government regulations are a day-to-day integral part of the Corporation’s operations and represent a normal cost of doing business. Financial transaction reporting and state banking department regulations affect Travelers Express and MoneyGram. As a money order issuer and money transmitter, the TE/MG group of companies must comply with a number of domestic and international regulatory requirements including state licensing and consumer protection laws, federal and state anti-money laundering and privacy laws, the Patriot Act, the federal government’s Office of Foreign Assets Control regulations, and laws of various foreign countries. Rules and regulations relating to transportation, employees and unionized labor affect the convention and event services industry, and regulations relating to National Parks affect Glacier Park, Inc. Environmental, labor and employment laws and other regulations affect virtually all operations.

Employees

      Viad operating units had approximately 4,710 employees at December 31, 2003 as follows:

		Regular Full-Time
		Employees Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

Payment Services	1,790	0
Convention and Event Services	2,700	1,140
Travel and Recreation Services	220	45

      Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2004 will be renegotiated in the ordinary course of business without adverse effect on Viad’s operations.

      Viad had 64 employees at its corporate center at December 31, 2003 providing management, financial and accounting, internal auditing, tax, administrative, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Corporation. Viad is managed by a Board of Directors comprised of nine non-employee directors and one employee director and has an executive management team consisting of five Viad officers (including the one employee director) and four principal executives of significant operating divisions or companies.

Seasonality

      Convention and event service activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some shows may shift between quarters). Viad’s travel and recreation operations generally experience peak activity during the summer months. Viad’s 2003 quarterly income per diluted share, as a percentage of the full year’s income per diluted share, was approximately 19 percent (first quarter), 36 percent (second quarter), 22 percent (third quarter), and 23 percent (fourth quarter). See Notes 18 and 19 of notes to consolidated financial statements of the Corporation.

Spin-off Transaction and Sale of Business

      On July 24, 2003, Viad announced a plan to separate its Payment Services segment from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express will become a subsidiary of MoneyGram International, Inc., a newly formed, wholly-owned subsidiary of Viad, and Viad will distribute all of the shares of MoneyGram International, Inc. common stock as a dividend on Viad common stock. At the time of the spin-off, the businesses of MoneyGram International, Inc. will consist solely of the payment services business. The continuing business of Viad, which is being referred to as “New Viad,” will consist of the businesses of the convention show services, exhibit design and construction, and travel and recreation services operations, including Viad’s centralized corporate functions located in Phoenix, Arizona. The spin-off and related transactions are subject to a number of conditions including the receipt and continued applicability of a ruling from the Internal Revenue Service that the spin-off will qualify as a tax-free transaction, confirmation that the long-term debt of MoneyGram International, Inc. will have an investment grade rating, availability of satisfactory banking and credit arrangements for MoneyGram International, Inc. and New Viad and final approval of the Board of Directors of Viad. On December 29, 2003, MoneyGram International, Inc. filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission relating to the registration of MoneyGram International, Inc. common stock to be issued in the proposed spin-off. On February 11, 2004, Viad announced that it had received a favorable private letter ruling from the Internal Revenue Service confirming that the proposed spin-off will qualify as tax-free to Viad and its stockholders. Management expects that the spin-off will occur during the second quarter of 2004. There can be no assurance that the spin-off transaction will be completed.

      On March 4, 2004, Viad announced that Travelers Express had completed the sale of Game Financial Corporation to a subsidiary of Certegy Inc. for approximately $43 million in cash, and has therefore exited the casino cash access business. Game Financial Corporation was previously a wholly-owned subsidiary of Travelers Express providing cash access services to both Native American and traditional casinos and gaming establishments throughout the United States.

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

Financial Information about Restructuring Charges, Litigation Settlement and Other Items

      Information regarding restructuring charges and other items is provided in Note 2 of notes to consolidated financial statements of the Corporation.

Financial Information about Segments

      Business segment financial information is provided in Note 18 of notes to consolidated financial statements of the Corporation.

Financial Information about Geographic Areas

      Geographic area financial information is provided in Note 18 of notes to consolidated financial statements of the Corporation.

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

      Viad maintains a corporate governance page on its website at www.viad.com, which includes key information about its corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board, and the Code of Ethics of Viad which are also available in print to any shareholder upon request.

Item 2.	Properties

      Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, and Germany. The Corporation also conducts business in certain other foreign countries. The following information summarizes Viad and its subsidiaries’ principal properties as of December 31, 2003, unless otherwise noted.

      Viad’s headquarters are located at 1850 N. Central Avenue in Phoenix, Arizona. Excluding space which Viad subleases to third parties, Viad leases approximately 61,000 square feet.

      Payment Services. The TE/ MG group of companies, comprising the Payment Services segment, operates from a corporate headquarters in Minneapolis, Minnesota. Its global operations center, located outside Minneapolis in Brooklyn Center, Minnesota, occupies two buildings. The TE/ MG group also operates its primary customer service and call center in Denver, Colorado. TE/ MG has additional leased facilities for sales and marketing and administrative purposes located in the United Kingdom and small sales and marketing offices in Germany, Hong Kong, Jordan, Dubai, Russia, Italy, South Africa, Australia and the Netherlands. TE/ MG has 14 retail stores, with 12 in New York, one in Florida, and one in New Jersey. All of its properties are leased.

      Convention and Event Services operates 19 offices and 42 multi-use facilities (exhibit construction, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 882,000 square feet. Three of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for three offices and four multi-use facilities that are located in Canada, one office located in the United Kingdom and three multi-use facilities located in Germany. GES and Exhibitgroup/ Giltspur corporate headquarters are located in Las Vegas, Nevada, and Roselle, Illinois, respectively.

      Travel and Recreation Services operates four offices, nine retail stores, two bus terminals, four garages, an icefield tour facility, a gondola lift operation, and nine hotels/lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities). All of the facilities are in the United States or Canada. Travel and Recreation Services owns four hotels/lodges and five other hotels/lodges that are operated pursuant to concessionaire agreements. Two bus terminals and three garages are owned. The icefield tour facility and gondola lift operation are owned and operated through lease agreements with Parks Canada and all other properties are leased.

      Management believes that the Corporation’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.     Legal Proceedings

      Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 2003, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s business, financial condition or results of operations.

      Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If Viad has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure for actual or potential claims and lawsuits involving environmental matters relating to Viad’s past operations. Although the Corporation is a party to certain environmental disputes, management believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, exclusive of any potential insurance recoveries, will not have a material effect on Viad’s business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Optional Item.     Executive Officers of Registrant

Executive Officers of Viad Corp

      The names, ages and positions of the Executive Officers of the Corporation as of March 11, 2004, are listed below:

		Business Experience During the Past Five Years and Other
Name	Age	Information

Robert H. Bohannon	59	Chairman of the Board, President and Chief Executive Officer since January 1997.
Ellen M. Ingersoll	39
Chief Financial Officer since June 2002; prior thereto, Vice President-Controller or similar position since January 2002; prior thereto, Controller of CashX, Inc., a service provider of stored value internet cards, from June 2001 through October 2001; prior thereto Operations Finance Director of LeapSource, Inc., a provider of business process outsourcing, since January 2000; prior thereto Vice President and Controller of Franchise Finance Corporation of America since May 1992.

G. Michael Latta	41
Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; prior thereto Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Suzanne Pearl	41	Vice President-Human Resources since September 2000; prior thereto, Executive Director, Compensation or similar position since 1993.
Scott E. Sayre	57	Vice President, General Counsel and Secretary since September 2000; prior thereto, Secretary and Associate General Counsel since January 1997.

Executive Officers of Viad Corp’s Subsidiaries or Divisions Not Listed Above

		Business Experience During the Past Five Years and Other
Name	Age	Information

Paul B. Dykstra	42
President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. since 1999; and prior thereto, Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a subsidiary of Viad.

Kimbra A. Fracalossi	44
President and Chief Executive Officer of Exhibitgroup/ Giltspur, a division of Viad, since June 2002; prior thereto, Chief Financial Officer of Viad since September 2000; prior thereto, Vice President-Strategic Planning and Investor Relations since May 1999 and Executive Director of Corporate Development since January 1998.

Philip W. Milne	44	President and Chief Executive Officer of Travelers Express Company, Inc., a subsidiary of Viad, since August 1996.
David G. Morrison	55	President and Chief Executive Officer of Brewster Transport Company Limited, a subsidiary of Viad, since 1980.

      The term of office of the Executive Officers is until the next annual organization meetings of the Boards of Directors of Viad or appropriate subsidiaries, all of which are scheduled for May or June of this year.

      The Directors of Viad are divided into three classes, with the terms of one class of Directors to expire at each Annual Meeting of Stockholders. The current term of office of Robert H. Bohannon is scheduled to expire at the 2006 Annual Meeting of Stockholders.

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

SALES PRICE RANGE OF COMMON STOCK

	2003		2002

	High	Low	High	Low

First Quarter	$23.97	$18.35	$28.55	$22.80
Second Quarter	$22.90	$18.79	$31.00	$24.50
Third Quarter	$24.86	$20.73	$25.95	$18.55
Fourth Quarter	$26.15	$23.57	$23.55	$16.75

DIVIDENDS DECLARED ON COMMON STOCK

	2003	2002

February	$0.09	$0.09
May	0.09	0.09
August	0.09	0.09
November	0.09	0.09

Total	$0.36	$0.36

      Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October.

      As of February 29, 2004, there were 23,014 stockholders of record of Viad’s common stock.

      For information regarding security ownership of certain beneficial owners and management and related stockholder matters, refer to Part III, Item 12 located elsewhere in this Annual Report.

(This page intentionally left blank)

Item 6.     Selected Financial Data

VIAD CORP

SELECTED FINANCIAL AND OTHER DATA

	Year ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Operations
Revenues:
Convention show services	$521,433	$568,301	$604,148	$692,843	$642,817
Payment services transaction fees	483,404	431,564	393,093	367,733	340,312
Payment services investment income	318,221	342,055	313,432	235,429	183,465
Exhibit design and construction	195,832	217,932	279,896	339,272	289,951
Travel and recreation services	53,203	58,253	61,453	91,531	124,624

Total revenues	$1,572,093	$1,618,105	$1,652,022	$1,726,808	$1,581,169

Income from continuing operations(1),(2)	$112,358	$95,625	$46,488	$140,819	$122,455
Income from discontinued operations	1,544	–	–	–	218,954
Changes in accounting principles(3)	–	(37,739)	(1,884)	–	–

Net income	$113,902	$57,886	$44,604	$140,819	$341,409

Diluted income per common share
Continuing operations(1),(2)	$1.29	$1.09	$0.52	$1.54	$1.26
Discontinued operations	0.02	–	–	–	2.27
Changes in accounting principles(3)	–	(0.44)	(0.02)	–	–

Diluted net income per common share	$1.31	$0.65	$0.50	$1.54	$3.53

Average outstanding and potentially dilutive common shares	86,619	86,716	86,322	90,925	96,396

Basic income per common share
Continuing operations(1),(2)	$1.29	$1.10	$0.53	$1.57	$1.31
Discontinued operations	0.02	–	–	–	2.35
Changes in accounting principles(3)	–	(0.44)	(0.02)	–	–

Basic net income per common share	$1.31	$0.66	$0.51	$1.57	$3.66

Average outstanding common shares	86,223	86,178	85,503	88,802	93,007

Dividends declared per common share	$0.36	$0.36	$0.36	$0.36	$0.35

Financial position at year-end
Total assets	$9,222,155	$9,675,429	$8,375,299	$6,551,492	$5,202,169
Total debt	251,443	361,657	396,828	447,106	389,272
$4.75 Preferred stock subject to mandatory redemption	6,733	6,704	6,679	6,658	6,640
Common stock and other equity	849,837	677,894	714,481	750,730	699,892
Other data
Adjusted EBITDA(4)	$216,179	$196,039	$134,410	$260,940	$243,286
Debt-to-capital ratio(5)	23%	34%	35%	37%	35%

(1)	Includes investment impairment losses and interest income adjustments (after-tax) of $19.5 million, or $0.23 per diluted share, in 2003, $18.2 million, or $0.21 per diluted share, in 2002 and $4.6 million, or $0.06 per diluted share, in

2001. Also includes restructuring charges, recoveries and other items (after-tax) of $3.0 million income, or $0.03 per diluted share, in 2003, $12.3 million expense, or $0.14 per diluted share, in 2002, $58.9 million expense, or $0.68 per diluted share, in 2001; $877,000 income, or $0.01 per diluted share, in 2000; and $6.1 million income, or $0.06 per diluted share, in 1999. See Note 2 of notes to consolidated financial statements.

(2)	In January 2002, Viad adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. Excluding the amortization of previously expensed goodwill and certain intangible assets, income from continuing operations and corresponding diluted income per share would have been $60.7 million, or $0.69 diluted income per share, in 2001, $154.7 million, or $1.69 diluted income per share, in 2000 and $135.1 million, or $1.39 diluted income per share, in 1999. See Note 7 of notes to consolidated financial statements.

(3)	In accordance with the adoption of SFAS No. 142, Viad completed the transitional impairment test for goodwill during 2002 and concluded that a transitional impairment loss of $40.0 million ($37.7 million after-tax) should be recognized related to goodwill at the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. Effective in the second quarter of 2001, Viad adopted the provisions of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Accordingly, the Company recorded a cumulative effect of a change in accounting principle of $3.0 million ($1.9 million after-tax).

(4)	Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. Adjusted EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, changes in accounting principles and discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. See “Non-GAAP Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(5)	Debt-to-capital is defined by Viad as total debt divided by capital. Capital is defined by Viad as total debt (excluding $4.75 preferred stock) plus minority interests, and common stock and other equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Viad Corp’s consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Viad Corp’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Report.

Overview:

      Viad Corp (“Viad”) operates in two reportable business segments as follows:

      Payment Services – through Travelers Express Company, Inc. and related subsidiaries (“Travelers Express”), revenues are primarily derived from transaction fees and investment and related income by providing various services related to money transfers, money orders, official checks, and urgent and routine bill payment. Fee revenues are driven by transaction volume and contract pricing through a network of agents and customers, including financial institutions. Investment and related income is generated by investing funds received from the sale of payment instruments until such instruments are settled.

      Convention and Event Services – through GES Exposition Services, Inc. (“GES”), revenues are generated by providing various convention and tradeshow services such as freight handling, logistics, electrical, installation, dismantling and management services to trade associations, show management companies and exhibitors. Exhibitgroup/ Giltspur (“Exhibitgroup”) specializes in the design, construction, refurbishment, installation and warehousing of convention and tradeshow exhibits, primarily for corporate customers.

      Viad also operates certain travel and recreation businesses, Brewster Transport Company Limited and Glacier Park, Inc. These businesses provide tour and charter operations for tourism in the Canadian Rockies and operate historic lodges and food services in certain national parks in North America.

      In 2002 and continuing in 2003, Viad faced market challenges and difficult economic conditions. The Payment Services segment experienced increased transaction volume and higher investment balances; however, operating income growth was slowed due to significantly lower interest rates and unprecedented mortgage refinancing activity. The unprecedented mortgage refinancing activity resulted in higher average float balances as greater numbers of official checks were issued. At the same time, the mortgage-backed securities held in the Payment Services investment portfolio experienced accelerated prepayments. Consequently, these funds were invested or reinvested at lower interest rates compared to 2002. Furthermore, the Payment Services segment recorded significant other-than-temporary impairment losses and adjustments on certain investments. The Convention and Event Services segment produced profitable results despite decreased demand for new exhibit construction and tradeshow shrinkage. Overall, Viad improved its financial strength and reduced its total debt obligations. See “Results of Operations” and “Liquidity and Capital Resources” below for further discussion.

      The following 2003 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

     Viad Corp (Consolidated)

–	Total revenues of $1.57 billion, a decrease of 2.8%
–	Net income of $113.9 million, an increase of 96.8%
–	Diluted income per share of $1.31, an increase of 101.5%
–	Debt decreased by $110.2 million year-over-year

     Payment Services

–	Revenues of $801.6 million, an increase of 3.6%
–	Segment operating income of $115.0 million, a decrease of 8.4%

     Convention and Event Services

–	Revenues of $717.3 million, a decrease of 8.8%
–	Segment operating income of $44.9 million, an increase of 23.1%

     Other Significant Items

–	In January 2003, the Payment Services segment completed the acquisition of the remaining minority interest in MoneyGram International Limited (“MIL”) for approximately $98.1 million in cash and a dividend of $8.1 million paid by MIL to Travelex Group Plc. MIL provides international sales and marketing services in connection with the money transfer business primarily in Europe, Africa, Asia and Australia.

–	In March 2004, the Payment Services segment completed the sale of Game Financial Corporation to a subsidiary of Certegy Inc. for approximately $43 million in cash. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, Viad Corp expects to record an after-tax gain of approximately $11 million in the first quarter of 2004 and may record future after-tax gains of $4 million, based on contingencies in the contract.

Spin-off Transaction:

      On July 24, 2003, Viad announced a plan to separate its Payment Services segment from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express will become a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly formed, wholly-owned subsidiary of Viad, and Viad will distribute all of the shares of MoneyGram common stock as a dividend on Viad common stock. At the time of the spin-off, the businesses of MoneyGram will consist solely of the payment services business. The continuing business of Viad, which is being referred to as “New Viad,” will consist of the businesses of the convention show services, exhibit design and construction, and travel and recreation services operations, including Viad’s centralized corporate functions located in Phoenix, Arizona. The spin-off and related transactions are subject to a number of conditions including the receipt and continued applicability of a ruling from the Internal Revenue Service that the spin-off will qualify as a tax-free transaction, confirmation that the long-term debt of MoneyGram will have an investment grade rating, availability of satisfactory banking and credit arrangements for MoneyGram and New Viad and final approval of the Board of Directors of Viad. On December 29, 2003, MoneyGram filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission relating to the registration of MoneyGram International, Inc. common stock to be issued in the proposed spin-off. On February 11, 2004, Viad announced that it had received a favorable private letter ruling from the Internal Revenue Service confirming that the proposed spin-off will qualify as tax-free to Viad and its stockholders. Management expects that the spin-off will occur during the second quarter of 2004. There can be no assurance that the spin-off transaction will be completed.

      In connection with the completion of the spin-off, Viad will repay its commercial paper of approximately $168.0 million, tender for its senior notes of $35.0 million and subordinated debt of $18.5 million, retire its industrial revenue bonds of $9.0 million, and redeem its outstanding preferred stock at an aggregate call price of approximately $23.7 million. MoneyGram intends to negotiate and enter into bank credit facilities providing availability of up to $350 million, in the form of a revolving credit facility and/or term loan. Of the total $350 million, MoneyGram expects to borrow $150 million prior to the time of the spin-off, the proceeds of which will be paid to Viad and used by Viad to repay all or a portion of its outstanding commercial paper (or similar indebtedness). The remaining amount of the credit facilities is expected to be available to MoneyGram for general corporate purposes and to support letters of credit. Management expects that the term of such facilities will be for periods of up to four years and that the facilities will contain customary terms and conditions. However, any such term loan and revolving credit facilities would not become effective until immediately prior to the spin-off and there can be no assurance that MoneyGram will be able to enter into credit facilities on terms acceptable to MoneyGram. Additionally, New Viad intends to negotiate and enter into bank credit facilities for general corporate purposes and to support letters of credit providing availability of at least $100 million, of which New Viad expects to borrow approximately $30 million at the time of the spin-off, the proceeds of which will be used for general corporate purposes. Management expects that the term of such facilities will be for a period of up to three years and that the facilities will contain customary terms and conditions. However, any such revolving credit facility would not become effective until immediately after the spin-off and there can be no assurance that New Viad will be able to enter into credit facilities on terms acceptable to New Viad. Consummation of the spin-off is conditioned upon MoneyGram and New Viad entering into satisfactory credit arrangements.

      Notwithstanding the legal form of the spin-off, due to the relative significance of MoneyGram to Viad, MoneyGram will be considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spinoffs.” The spin-off of New Viad will be accounted for pursuant to Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” Accordingly, the spin-off will be accounted for based upon the recorded amounts of the net assets to be divested. MoneyGram will charge directly to equity as a dividend the historical cost carrying amount of the net assets of New Viad. Furthermore, if the spin-off transaction were to occur, MoneyGram would report the historical results of operations (subject to certain adjustments) of New Viad in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, such presentation is not allowed until the date of the spin-off.

Non-GAAP Measures:

      The following discussion includes a presentation of Adjusted EBITDA, which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, changes in accounting principles and discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations because it is useful for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider these items, a user of Viad’s financial information should consider net income an important measure of Viad’s financial performance because it provides a more complete measure of Viad’s performance.

      A reconciliation of Adjusted EBITDA to net income is as follows:

	2003	2002	2001

	(in thousands)
Adjusted EBITDA	$216,179	$196,039	$134,410
Interest expense	(8,777)	(19,268)	(25,936)
Income taxes	(44,435)	(29,663)	7,110
Depreciation and amortization	(50,609)	(51,483)	(69,096)
Changes in accounting principles	–	(37,739)	(1,884)
Income from discontinued operations	1,544	–	–

Net income	$113,902	$57,886	$44,604

      The increase in Adjusted EBITDA in 2003 of $20.1 million was primarily due to lower restructuring charges and higher restructuring recoveries for a net change of $24.0 million in 2003 as compared to 2002, which was partially offset by lower operating income of approximately $5.4 million. The increase in Adjusted EBITDA from 2001 to 2002 was largely due to decreased restructuring charges and other items year-over-year of $77.7 million.

      Included below is a presentation of “float income” which is defined by Viad as Payment Services investment income before taking into account investment gains and losses and impairment charges. Impairment charges only include other-than-temporary impairment losses related to certain structured notes, asset-backed securities and collateralized mortgage obligations. Interest income adjustments related to private equity obligations are excluded from the presentation below. As such, total impairment charges presented elsewhere in this Annual Report may differ from this presentation reflecting the effects of the interest income adjustments related to private equity obligations. Also presented below is “net float income” which is defined by Viad as float income less commission expense. Float income and net float income are non-GAAP measures used by management to analyze the effects that factors such as interest rates and average investment balances have on overall investment portfolio performance. Management believes that the presentation of float income and net float income is a useful measure for investors to consider when evaluating the portfolio management effectiveness with respect to the Payment Services segment.

      Reconciliations of float income to Payment Services investment income and to net float income are as follows:

	2003	2002	2001

	(in thousands)
Float income	$323,098	$351,331	$306,145
Net realized gains and losses	23,039	16,500	11,906
Impairment charges	(27,916)	(25,776)	(4,619)

Payment Services investment income	$318,221	$342,055	$313,432

	2003	2002	2001

	(in thousands)
Float income	$323,098	$351,331	$306,145
Commission expense	(232,336)	(240,152)	(208,273)

Net float income	$90,762	$111,179	$97,872

      See “Results of Operations – Payment Services” below for a discussion of float income and net float income.

      The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, which include the accounts of Viad and all of its subsidiaries. All per share figures discussed are stated on the diluted basis.

Results of Operations:

2003 vs. 2002:

      Revenues for 2003 decreased 2.8 percent to $1.57 billion from $1.62 billion in 2002. The decline was primarily driven by lower sales in the Convention and Event Services segment due to negative show rotation and weaker demand for the design and construction of new exhibits. The decrease was partially offset by increased revenues in the Payment Services segment resulting from growth in money transfer transaction volume. Income from continuing operations before income taxes was $156.8 million for 2003 compared to $125.3 million for 2002. The increase was primarily due to the restructuring charge recorded in 2002, the restructuring reversal in 2003, lower net interest expense in 2003 as compared to 2002 and lower corporate activities and minority interest expense in 2003. These favorable results aggregating approximately $37 million were offset by lower operating income of $5.4 million, which was largely the result of lower net interest margin on the float portfolio, reflecting the lower interest rate environment, as well as other-than-temporary impairment charges and interest income adjustments in the Payment Services segment.

      Net income for 2003 was $113.9 million, or $1.31 per share, compared to $57.9 million, or $0.65 per share, for 2002. Net income included the reversal of certain discontinued operations reserves of $2.5 million ($1.5 million after-tax) during 2003.

      Payment Services. Revenues of the Payment Services segment were $801.6 million for 2003, a 3.6 percent increase from comparable 2002 revenues of $773.6 million. The Payment Services segment operating income was $115.0 million, an 8.4 percent decrease from 2002 segment operating income of $125.5 million. Operating margins were 14.3 percent in 2003 compared to 16.2 percent in 2002.

      The Payment Services segment operating income and margin declines were driven by the lower interest rate environment on the Payment Services investment portfolio (float portfolio) and by other-than-temporary impairment charges and interest income adjustments of $32.2 million in 2003 compared to $28.9 million in 2002. The Payment Services segment evaluates investments with an investment grade rating of “A” and below for impairment under EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” When an adverse change in estimated cash flows occurs and the fair value of a security is less than its carrying value, the investment is written down to fair value. These charges related primarily to structured notes held in the portfolio, and to a lesser extent, certain asset-backed securities and collateralized mortgage obligations. The structured investments consist of an investment grade security, generally a U.S. Treasury strip security combined with an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. Future adverse cash flow changes related to the investments subject to EITF Issue No. 99-20 could result in additional impairment charges. The charges above were partially offset by net realized gains of $23.0 million and $16.5 million in 2003 and 2002, respectively. Additionally, the Payment Services segment recorded a curtailment gain of $2.4 million related to the freezing of the defined benefit pension plan.

      The money transfer business continued to show strong results with total transaction volume growing 32 percent, led by strong international transaction volume and urgent bill payment volume. Internationally originated transactions grew by over 29 percent and domestically originated transactions, including the urgent bill product, grew by 36 percent.

      The money order business continues to contribute significantly to operating margin and cash flows. However, money order volume was down 6 percent compared to 2002 due to the loss of certain agents, partially offset by strong growth in sales at Wal-Mart.

      Although PrimeLink (official check outsourcing services) was not a strong driver of revenue and operating income due to lower interest rates and impairment charges, it continued to show growth in balances and new signings. Total average investable funds for 2003 were $7.0 billion, up 14 percent from 2002 levels, primarily driven by the PrimeLink official check outsourcing business, which had an increase of average investable balances of over 18 percent. Payment Services investment income represented approximately 40 percent of the total Payment Services revenue in 2003 compared with 44 percent in 2002. Float income is affected by the level of investment balances and the yield on investments. Float income (excluding gains, losses and impairments) and expense associated with the Payment Services segment’s investment portfolio for the years ended December 31 were as follows:

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)

	(in thousands)
Investments substantially restricted for payment service obligations(1)	$6,979,248	$323,098	4.63%	$6,131,145	$351,331	5.73%
Payment service obligations(2)	5,615,562	232,336	4.14%	4,706,324	240,152	5.10%

Net float income and margin		$90,762	1.30%		$111,179	1.81%

(1)	The Payment Services segment is regulated by various state agencies, which generally require the Payment Services segment to maintain liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments such as teller and agent checks, money orders and money transfers. In addition, the Payment Services segment has contractual arrangements that generally require maintenance of liquid assets and investments in an amount equal to the payment instruments, namely cashiers checks. Due to these regulations, a substantial amount of funds, agent receivables and investments are not available to satisfy working capital or other financing requirements of the Payment Services segment. The amount of funds, agent receivables and investments that are “restricted,” either for regulatory or contractual purposes, is equal to the total amount of payment service obligations ($7,421,480 and $7,825,954 at December 31, 2003 and 2002, respectively). See Note 1 of notes to consolidated financial statements.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($428 million and $440 million for 2003 and 2002, respectively) as these are not recorded on the consolidated balance sheets. Commission expense is classified in “Costs of services” in the consolidated statements of income.

(3)	“Yield/ Rate” percentages are calculated by dividing the applicable amount shown in the “Income/ Expense” column by the applicable amount shown in the “Average Balance” column.

      Float income was $323.1 million in 2003 compared to $351.3 million in 2002, a decrease of 8.0 percent. The float income decrease was primarily driven by lower interest rates which drove float income down by $76.8 million, reflecting an average investment yield of 4.63 percent, or a 110 basis point decline from 5.73 percent in 2002. During the same period, the Fed Funds rate declined by 54 basis points and the 5-year U.S. Treasury Note declined by 93 basis points.

      The lower interest rates earned on the portfolio in 2003 compared to 2002 was primarily due to the unprecedented mortgage refinance activity. The Payment Services segment typically maintains between $400 million and $750 million in short-term, liquid balances to fulfill its payment service obligations. The average balance for 2003 was $640 million compared to $539 million for 2002. Unprecedented mortgage refinancing activity drove an increase in the sale of official checks resulting in higher average float balances. These higher balances were invested at lower rates compared to 2002. In addition, refinancing activity drove a significant increase in the prepayments of mortgage-backed debt securities held in the portfolio, resulting in the reinvestment of these funds at lower interest rates. The decline in float income due to lower rates was partially offset by an increase in float income of $48.6 million resulting from higher average float balances. The Payment Services segment had $3.0 billion (or 50 percent) and $3.4 billion (or 57 percent) of its total float portfolio invested in mortgage-backed securities as of December 31, 2003 and 2002, respectively.

      Commission expense was $232.3 million in 2003, a decrease of $7.8 million, or 3.3 percent from 2002, primarily driven by lower interest rates. The commission expense decrease attributable to lower interest rates was $54.2 million reflecting an average commission rate of 4.14 percent for 2003, or a 96 basis point decline from 5.10 percent in 2002. The decline in commission expense was due to lower interest rates and was partially offset by higher average balances resulting in higher expense of $46.4 million. Commission expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products, net payments made to counterparties of swap agreements, and the discount on the sale of receivables. Commissions paid to customers generally are variable based on short-term interest rates; however, a substantial portion of the commission expense has been fixed through the use of interest rate swap agreements. In addition, Viad has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents. These receivables are sold to commercial paper conduits sponsored by a financial institution. The receivables are sold to accelerate the Payment Services segment’s cash flow for investment in permissible securities and are sold at a discount based upon short-term interest rates. The discount is included in commission expense.

      Net float income (float income less commission expense) was $90.8 million in 2003, down $20.4 million, or 18.4 percent, from 2002 primarily due to lower interest rates. The decrease in net float income attributable to a decline in float interest rates was $35.8 million, and was partially offset by increased float income of $15.4 million due to balance growth. Net float margin was 1.30 percent, reflecting a 51 basis point decline from 1.81 percent in 2002. As mentioned above, refinancing activities led to an increase in the sale of official checks and, therefore, an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed-rate swap agreements mitigated a portion of the benefit of reduced interest rates. Operating income and margins were negatively impacted as the pay-fixed interest rate swaps used to fix the cost of variable rate commissions paid to official check banks matured at a slower rate than investments in mortgage-backed securities that prepaid more rapidly than expected. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the PrimeLink business, which has lower net float margins than the balances generated by the money order business. If interest rates remain low and refinancing activity continues to be strong, revenue and operating income growth could continue to be constrained.

      The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the years ended December 31 was as follows:

	2003 vs. 2002

		Yield/
	Balance(1)	Rate(1)	Total

	(in thousands)
Float income	$48,599	$(76,832)	$(28,233)
Commission expense	$46,396	$(54,212)	$(7,816)
Net float income	$15,379	$(35,796)	$(20,417)

(1)	The “Balance” column is calculated by annualizing the result of the yield/rate for the prior year’s period multiplied by the change in the investments substantially restricted for payment service obligations. The “Yield/ Rate” column is calculated by annualizing the result of the investments substantially restricted for payment service obligations for the prior year’s period multiplied by the change in the yield/rate. See “Non-GAAP Measures” for further explanation of Float Income and Net Float Income. Net float income for the “Balance” and “Yield/ Rate” columns is not the net of “float income” and “commission expense” as each of these amounts is calculated independently.

      One of the Payment Services segment objectives in managing the float portfolio is to mitigate the risk to earnings created by changing interest rates. To mitigate that risk, interest rate derivatives are entered into that effectively limit exposure to the floating rate commission payments to financial institution customers. These derivatives effectively convert the variable interest rate to a fixed rate. The fair value of Viad’s derivative positions fluctuate with interest rate changes. These fluctuations in the fair value of Viad’s derivatives are reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio are also reflected as increases or decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for 2003 resulted in a net increase of $44.1 million in stockholders’ equity, and the net change in the fair value of the available-for-sale investment portfolio resulted in a net increase of $13.6 million in stockholders’ equity. Included in the change related to the available-for-sale portfolio is a $30.2 million increase related to the reclassification of $1.2 billion in investments from held-to-maturity to available-for-sale in the first quarter 2003. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values, although they will rarely offset exactly.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $717.3 million in 2003, a decrease of 8.8 percent from the 2002 revenues of $786.2 million. Segment operating income was $44.9 million in 2003 compared to $36.5 million in 2002, up 23.1 percent. Segment operating margins were 6.3 percent and 4.6 percent in 2003 and 2002, respectively.

      The convention show services business experienced an 8.2 percent decrease in revenues, however, operating income increased during the year. Revenues were $521.4 million in 2003 compared to $568.3 million in 2002. The decline in revenues largely resulted from net negative show rotation, where shows rotating out of 2003, such as the International Manufacturing Technology Show, outweighed the shows rotating into 2003, such as the National Plastics Expositions and Worldwide Food Show. The sequential year-over-year declines in tradeshow attendance, the number of exhibiting companies and convention square footage resulting from weak overall economic conditions since 2001 have led to lower demand for services, cancelled shows and tradeshow shrinkage which contributed to the revenue decline. Furthermore, political instability in the Middle East and threats of terrorism continue to impact travel, which adversely affects the convention and events industry. The improvement in operating income reflects increased operating efficiency and cost containment. Management continues to emphasize cost containment initiatives in response to the current economic environment and uncertainty regarding near-term revenue growth.

      Within the Convention and Event Services segment, the exhibit design and construction business experienced a 10.1 percent decrease in revenues during the year. Exhibit design and construction revenues were $195.8 million in 2003 compared to $217.9 million in 2002. The decline in revenues was driven by weak demand for the design and construction of new exhibits, primarily due to diminished corporate spending and continued softness in the general economy, as many exhibitors elected to reuse or refurbish existing exhibits rather than placing orders for new construction. Visibility in this industry continues to be poor. If the weak demand for the design and construction of new exhibits continues, revenues could decline further and operating income could be similarly affected. Operating income during 2003 was down slightly primarily due to the revenue decline which was partially offset by the effectiveness of management initiatives to improve performance, including restructuring efforts.

      In the fourth quarter 2002, as a result of decreased visibility over revenues and continued uncertainties regarding improvements in the tradeshow industry, Viad approved a restructuring plan resulting in a restructuring charge of $20.5 million ($13.3 million after-tax). Of the total restructuring charge, $19.3 million was included in the consolidated statements of income under the caption “Restructuring charges (recoveries)” and $1.2 million as “Costs of services.” The components of the $20.5 million charge consisted of employee severance and benefits of $2.9 million, facility closure and lease termination costs of $12.8 million (net of estimated sublease income), asset impairments related to fixed assets and inventories of $4.1 million and other charges of $650,000. In the fourth quarter 2003, restructuring recoveries totaling $3.5 million were recorded resulting from changes in estimates of net future cash outflows, mainly related to favorable sublease income at restructured facilities. As of December 31, 2003, a remaining liability of $7.3 million related to the 2002 restructuring is included in the consolidated balance sheets.

      Travel and Recreation Services. Revenues of the travel and recreation businesses decreased $5.1 million, or 8.7 percent, to $53.2 million in 2003. Operating income for the travel and recreation businesses was $10.5 million, a decrease of 23.8 percent from $13.7 million in 2002. Operating margins for 2003 and 2002 were 19.7 percent and 23.6 percent, respectively. These businesses were negatively impacted by a continued decline in the world travel market due to ongoing threats of terrorism, the war in Iraq, health issues (SARS, Mad Cow Disease and West Nile virus), Air Canada’s financial difficulties and wildfires in and around Glacier National Park, Montana.

      Since the events of September 11, 2001, worldwide leisure travel has been on a steady decline, directly affecting the travel and recreation businesses with reduced visitation during 2002 and again in 2003. In 2003, these businesses were also severely affected by the announcement in April 2003 that Air Canada, which serves a large portion of visitors to these businesses, was experiencing financial difficulty and had filed for protection under Canada’s “Companies’ Creditors Arrangement Act.” This event reduced the capacity of transportation available for visitors to western Canada. Visitor travel from Asia, long a key market for these businesses, was significantly lower in 2003, primarily due to the outbreak of SARS in Asia in late 2002. A subsequent SARS outbreak in Canada reduced the number of travelers coming to Canada from the United States and Europe.

      Lastly, during the peak summer season of 2003, wildfires in and around Glacier National Park forced the closure and evacuation of many of Viad’s hotels and attractions. Despite the fact that the fires were under control in late summer, significant reservation cancellations left the businesses operating far below capacity. Given Glacier National Park’s limited visitation season, the lost business could not be recouped elsewhere.

      The impact of the above reductions in revenue in 2003 from 2002 also impacted operating income. While certain of the costs of these businesses can be pared down for certain fluctuations in visitor attendance, many of the unforeseen events of 2003 left these businesses with excess costs relative to revenue. The forest fires, in particular, forced these businesses to maintain overhead costs to ensure sufficient resources were available to facilitate the closures and subsequent re-openings, and to service the visitors. Thus, while revenues were down 8.7 percent, expenses could not be shed as rapidly, resulting in an operating income decline that far exceeded the revenue decline.

      Corporate Activities. Corporate activities expense decreased $4.5 million from 2002 to 2003. This decrease was due primarily to a decrease in certain administrative expenses in 2003 as compared to 2002. In addition, 2003 included a curtailment gain of $1.4 million related to the freezing of Viad’s defined benefit pension plan.

      Other Investment Income. Investment income decreased $7.6 million due primarily to decreased Corporate investments which were primarily used to repay $100 million of medium-term notes and to fund the MIL minority interest acquisition. This resulted in lower average investment levels which, combined with lower average interest rates, drove the decline. Additionally, 2002 investment income included $3.5 million of interest income associated with a federal income tax refund for the 1994 through 1996 tax years.

      Interest Expense. Interest expense decreased to $8.8 million in 2003 from $19.3 million in 2002 as a result of the debt repayment and lower average interest rates throughout the year and the reversal of $4.6 million of previously accrued interest due to favorable income tax settlements. From 2002 to 2003, Viad’s average outstanding debt balances decreased by approximately $79.2 million while the weighted average interest rate declined by approximately 119 basis points.

      Minority Interests. The decrease in minority interest expense of $5.5 million in 2003 from 2002 was due to the Payment Services segment’s acquisition of the remaining 49 percent interest in MIL.

      Income Taxes. The effective tax rate was 28.3 percent in 2003 compared to a 23.7 percent tax rate in 2002. The relatively low effective rate compared to the statutory federal rate of 35.0 percent was primarily attributable to tax-exempt income from the Payment Services segment. The increase in the effective tax rate year-over-year was due to a lower proportion of tax-exempt income to pre-tax income in 2003 compared to 2002. The higher rate for 2003 resulted from the shift in the mix of investments from nontaxable to taxable investments. Even though nontaxable investments generally have higher after-tax yields than taxable investments, Viad has shifted its mix of nontaxable and taxable investments to balance its alternative minimum tax position.

2002 vs. 2001:

      During 2002, the Convention and Event Services segment continued to experience a reduction in the number and size of tradeshows and further declines in the demand for the design and construction of new exhibits. This decline was due to diminished corporate spending and the continued downturn in the general economy as many exhibitors elected to reuse or refurbish existing exhibits rather than place new orders. As a result of decreased visibility over future revenues and continued uncertainties regarding improvements in the tradeshow industry, the Convention and Event Services segment revised its forecasted demand and re-evaluated its manufacturing capacity requirements and cost structure during the fourth quarter of 2002. Accordingly, Viad recorded a 2002 fourth quarter restructuring charge totaling $20.5 million ($13.3 million after-tax) of which $1.2 million relating to consulting fees incurred and the write-down of certain inventories was charged to “Costs of services” in the consolidated statements of income. The remaining $19.3 million was classified under “Restructuring charges (recoveries)” in the consolidated statements of income. The restructuring relates to the closure and consolidation of certain facilities, severance and other costs related to the elimination of approximately 230 positions across numerous regions, business functions and job classes. The charge also includes amounts for the disposal (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (net of estimated sublease income) and other exit costs. Viad had substantially completed the restructuring activities at December 31, 2003; however, payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Severance and benefits payments will be made over the varying terms of the individual separation agreements. During 2001, a restructuring charge of $66.1 million ($39.9 million after-tax) was recorded primarily related to the Convention and Event Services segment for which the related restructuring activities had been completed by the end of 2002. As of December 31, 2003, a remaining liability of $13.7 million related to the 2001 restructuring is included in the consolidated balance sheets.

      In 2002, Viad adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets no longer be amortized, but, instead, be tested for impairment. Concurrent with the adoption of SFAS No. 142, Viad performed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. Viad determined that no impairment existed for other intangible assets, but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recorded related to goodwill at the Exhibitgroup/Giltspur reporting unit of the Convention and Event Services segment. See “Critical Accounting Policies” for additional discussion related to goodwill impairment testing.

      Revenues for 2002 were $1.62 billion, down slightly from the 2001 revenues of $1.65 billion. The Payment Services segment revenue increased by $67.1 million over the prior year, while the Convention and Event Services segment revenue decreased by $97.8 million over the prior year. Viad also had a slight decline in its travel and recreation services businesses.

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

      Payment Services. Revenues of the Payment Services segment were $773.6 million in 2002, a 9.5 percent increase over revenues of $706.5 million in 2001. Segment operating income was $125.5 million, a 2.5 percent increase over operating income of $122.4 million in 2001 (or down $5.1 million from $130.6 million when adjusted for SFAS No. 142). Operating margins of 16.2 percent in 2002 were down slightly compared to 17.3 percent in 2001 (or down from 18.5 percent when adjusting 2001 for the impact of SFAS No. 142).

      The increase in the Payment Services segment operating income was driven by continued growth in the money transfer business. The Payment Services segment experienced double-digit growth in the number of locations that sell or provide both money orders and money transfer services, including 2,851 U.S. Wal-Mart locations. The money transfer business continued to show strong results with transaction volume growing 33 percent from 2001 to 2002, led by strong international money transfer and urgent bill payment volume. The agent base of the money transfer business expanded by 14 percent over 2001. Growth in the U.S. to Mexico corridor was down slightly over 2001, however the money transfer fixed-price product, Cambio Plus, continued to grow in the high teens on a percentage basis. These results were reduced by the other-than-temporary impairment losses and interest income adjustments of $28.9 million in 2002 as compared to similar losses and adjustments of $7.4 million in 2001 (which excludes a $3.0 million, or $1.9 million after-tax, adjustment for a cumulative effect of a change in accounting principle related to the adoption of EITF Issue No. 99-20).

      The money order business continued to contribute significantly to operating margin and cash flows; however, money order volume and related average investable balances were down slightly compared to 2001 as some agents were eliminated and fewer agents were approved in order to manage the credit quality of the money order business.

      Average investable funds for 2002 were $6.1 billion, up 23 percent from 2001 levels primarily driven by the official check business. Payment Services investment income represented approximately 44 percent of total Payment Services segment revenue in 2002 and in 2001. Float income is affected by the level of investment balances and the yield on investments. Float income (excluding gains, losses and impairments) and expense associated with the Payment Services segment’s investment portfolio for the years ended December 31 were as follows:

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)

	(in thousands)
Investments substantially restricted for payment service obligations(1)	$6,131,145	$351,331	5.73%	$4,984,698	$306,145	6.14%
Payment service obligations(2)	4,706,324	240,152	5.10%	3,490,246	208,273	5.97%

Net float income and margin		$111,179	1.81%		$97,872	1.96%

(1)	The Payment Services segment is regulated by various state agencies, which generally require the Payment Services segment to maintain liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments such as teller and agent checks, money orders and money transfers. In addition, the Payment Services segment has contractual arrangements that generally require maintenance of liquid assets and investments in an amount equal to the payment instruments, namely cashiers checks. Due to these regulations, a substantial amount of funds, agent receivables and investments are not available to satisfy working capital or other financing requirements of the Payment Services segment. The amount of funds, agents receivables and investments that are “restricted,” either for regulatory or contractual purposes, is equal to the total amount of payment service obligations ($7,825,954 and $6,649,722 at December 31, 2002 and 2001, respectively). See Note 1 of notes to consolidated financial statements.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official check products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($440 million and $444 million for 2002 and 2001, respectively) as these are not recorded on the consolidated balance sheets. Commission expense is classified in “Costs of services” in the consolidated statements of income.

(3)	“Yield/ Rate” percentages are calculated by dividing the applicable amount shown in the “Income/ Expense” column by the applicable amount shown in the “Average Balance” column.

      Float income was $351.3 million in 2002 compared to $306.1 million in 2001, an increase of 14.8 percent. The growth was primarily due to higher average float portfolio balances, which increased by $1.1 billion or 23 percent. The float income increase attributable to the balance growth was $70.1 million and was partially offset by an income decrease of $24.9 million due to an interest rate decline reflecting an average investment yield of 5.73 percent, or a 41 basis point decline from 6.14 percent in 2001. During 2002, the 5-year U.S. Treasury Note declined 70 basis points and the Fed Funds rate declined over 200 basis points.

      The Payment Services segment maintains approximately $400 million to $750 million in short-term, highly liquid balances in order to fulfill its payment service obligations. Lower yields were earned on these short-term balances during 2002 due to interest rate declines. In addition, the dramatic decline in interest rates resulted in unprecedented and volatile mortgage refinancing activity during 2002. Refinancing activities caused an increase in the sale of official checks and an increase in float balances. The refinancing activity also drove a significant increase in the prepayments of mortgage-backed debt securities, resulting in the investment of these funds at lower interest rates. The Payment Services segment had $3.4 billion (or 57 percent) and $3.1 billion (or 51 percent) of its total float portfolio invested in mortgage-backed securities as of December 31, 2002 and 2001, respectively.

      Commission expense was $240.2 million in 2002, an increase of $31.9 million, or 15.3 percent from 2001, primarily due to higher average balances of $1.2 billion. The commission expense increase attributable to the higher average balances was $72.6 million and was partially offset by an expense decrease of approximately $40.7 million due to lower interest rates. Commission expense includes amounts paid to financial institution customers based upon their average outstanding balances generated by the sale of PrimeLink products, net payments made in connection with swap agreements, and the discount on the sale of certain agent receivables. Commissions paid to customers are generally variable based on short-term interest rates; however, a substantial portion of the commission expense has been fixed through the use of interest rate swap agreements. In addition, Viad has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents. These receivables are sold to commercial paper conduits sponsored by a financial institution. The receivables are sold to accelerate the Company’s cash flow for investment in permissible securities and are sold at a discount based upon short-term interest rates.

      Net float income (float income less commission expense) was $111.2 million in 2002, up $13.3 million or 13.6 percent from 2001, primarily due to increased balances. This increase was partially offset by a decline in interest rates, reflecting a net float margin of 1.81 percent, or a 15 basis point decline from 1.96 percent in 2001. The margin decline was a result of a lower interest rate environment as short-term and float balances earned lower yields and proceeds from prepayments and sales were reinvested at lower yields. As mentioned above, refinancing activities caused an increase in the sale of official checks and therefore an increase in float balances. However, a substantial portion of these balances were invested at short-term interest rates equal to or less than the interest rates paid out in commissions to financial institution customers, thus reducing net float margin. Although commissions and the discount on the sale of receivables program benefited from lower short-term interest rates, the fixed rate derivatives used to mitigate the effects of fluctuations on these expenses have contractual maturities, and therefore, did not benefit from reduced interest rates. Also contributing to the margin decline was a change in product mix reflecting higher overall growth in the official check business, which has lower net float margins relative to the money order business.

      The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the years ended December 31 was as follows:

	2002 vs 2001

		Yield/
	Balance(1)	Rate(1)	Total

	(in thousands)
Float income	$70,091	$(24,905)	$45,186
Commission expense	$72,567	$(40,688)	$31,879
Net float income	$22,408	$(9,101)	$13,307

(1)	The “Balance” column is calculated by annualizing the result of the yield/rate for the prior year’s period multiplied by the change in the investments substantially restricted for payment services obligations. The “Yield/ Rate” column is calculated by annualizing the result of the investments substantially restricted for payment service obligations for the prior year’s period multiplied by the change in the yield/rate. See “Non-GAAP Measures” for further explanation of Float Income and Net Float Income. The totals for the balance and rate columns are not the sum of the individual lines as income and expense changes are calculated independently.

      The Payment Services segment uses interest rate derivatives to mitigate its exposure to the floating rate commission payments to financial institution customers. The fair value of these derivatives can fluctuate with interest rate changes, and are reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio are also reflected as increases or decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for 2002 was a net decrease of $96.7 million in stockholders’ equity, while the net change in the fair value of the available-for-sale investment portfolio was a net increase of $60.4 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset. The main objective in entering into the derivatives is to first mitigate the risk on earnings due to the change in interest rates and secondarily to mitigate the risk to equity.

      Convention and Event Services. Revenues of the Convention and Event Services segment were $786.2 million in 2002, a decrease of 11.1 percent from the revenues of $884.0 million in 2001. Segment operating income was $36.5 million in 2002 compared to $32.6 million in 2001 (or $40.4 million when adjusted for SFAS No. 142). Segment operating margins were 4.6 percent and 3.7 percent in 2002 and 2001, respectively. When adjusting 2001 for the impact of SFAS No. 142, the operating margin would have been 4.6 percent.

      Within the Convention and Event Services segment, the convention show services business experienced a 5.9 percent decrease in revenues, however, operating income increased during the year. Revenues were $568.3 million in 2002 compared to $604.1 million in 2001. The decline in revenues largely reflects lower demand for services and tradeshow shrinkage due to overall weak economic conditions. Since 2001, and throughout 2002, the tradeshow industry experienced sequential declines in tradeshow attendance, the number of exhibiting companies, and convention square footage. Tradeshow activity also reflects industry-specific conditions. Show shrinkage was significant in the technology and telecommunications sectors, while health-related shows had slightly improved and other service industries had stabilized. During 2002, several shows were canceled, scaled-back or lost to competitors. However, these declines were partially offset by new business in 2002 such as the Comdex and International Manufacturing Technology shows, and positive show rotation related to the ConExpo/ ConAg and International Woodworking shows, as these events do not occur every year. Operating income improvements during 2002 primarily reflect improved margins and lower costs as the benefit of a previous restructuring had largely been realized.

      The exhibit design and construction business experienced a 22.1 percent decrease in revenues during the year. Exhibit design and construction revenues were $217.9 million in 2002 compared to $279.9 million in 2001. Revenues were negatively impacted by declines in the demand for the design and construction of new exhibits. This decline was due to diminished corporate spending and the downturn in the general economy as many exhibitors elected to reuse or refurbish existing exhibits rather than placing new orders. Operating income performance was poor during 2002 primarily due to the decline in revenues, excess manufacturing capacity, and certain inefficiencies. As discussed above, due to decreased visibility over revenues and continued uncertainties regarding improvements in the tradeshow industry, the Convention and Event Services segment recorded a restructuring charge of $20.5 million ($13.3 million after-tax). The restructuring plan was primarily focused on cost reductions through centralizing manufacturing capacity from five locations to three and centralizing certain support functions. Viad substantially completed the restructuring activities during 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Severance and benefits payments will be made over the varying terms of the individual separation agreements. See “Critical Accounting Policies” for additional discussion of the accounting method related to the 2002 restructuring. During 2001, a restructuring charge of $66.1 million ($39.9 million after-tax) was recorded related to the Convention and Event Services segment for which the related restructuring activities were completed by the end of 2002.

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

      Corporate Activities. Corporate activities expense increased $5.1 million from 2001 to 2002. This increase was due largely to $2.5 million for legal, investment banking, and other costs incurred in connection with a contemplated initial public offering of Travelers Express. Additional increases related to higher insurance premiums and employee benefit costs in 2002.

      Other Investment Income. Investment income increased $4.9 million in 2002 due primarily to $3.5 million of interest income received associated with a federal income tax refund for the 1994 through 1996 tax years and an increase in investment income associated with Corporate investments due to higher average investment levels during 2002, partially offset by lower average interest rates.

      Interest Expense. Interest expense decreased to $19.3 million in 2002 from $25.9 million in 2001 as a result of steadily declining average outstanding debt balances and average interest rates throughout the year. Approximately 42 percent and 38 percent of the average debt outstanding during 2002 and 2001, respectively, were related to short-term borrowings that were subject to variable interest rates.

      Minority Interests. The increase in minority interest expense of $4.3 million in 2002 from 2001 relates to strong growth in the Payment Services segment’s 51 percent interest in MIL. In January 2003, Viad purchased the remaining 49 percent interest in MIL.

      Income Taxes. The 2002 effective tax rate was 23.7 percent, up from an 18.1 percent tax benefit in 2001 predominantly due to the restructuring charges and other items recorded in 2001. Excluding the effect of the 2002 and 2001 restructuring charges and other items, the 2002 effective tax rate was 25.2 percent, up from 22.9 percent in 2001. When adjusted for the impact of SFAS No. 142 the effective tax rate in 2001 would have been 22.2 percent. The relatively low rate compared to the statutory federal rate is primarily attributable to tax-exempt income from Viad’s Payment Services segment. The higher rate for 2002 is due to lower tax-exempt investment income in proportion to total pre-tax income resulting from the shift in the mix of investments from nontaxable to taxable investments.

Liquidity and Capital Resources:

      Cash and corporate investments were $163.1 million at December 31, 2003 as compared to $303.6 million at December 31, 2002, with the decrease primarily due to the repayment of $100 million related to certain medium-term senior notes that matured and a capital contribution to Travelers Express to acquire the minority interest share of MIL described below, partially offset by cash generated from 2003 operations. Corporate investments are included in the balance sheet caption “Other investments in securities.”

      In January 2003, MoneyGram Payment Systems, Inc., a subsidiary of Travelers Express, acquired the 49 percent minority interest in MIL from Travelex Group Plc. (“Travelex”). MIL, a London-based joint venture between MoneyGram Payment Systems, Inc. and Travelex, provides international sales and marketing services for MoneyGram Payment Systems, Inc., primarily in Europe, Africa, Asia and Australia. Prior to the acquisition, MoneyGram Payment Systems, Inc. owned a 51 percent interest in MIL. In connection with the transaction, MoneyGram Payment Systems, Inc. paid approximately $98.1 million to Travelex. In addition, MIL paid a dividend to Travelex of approximately $8.1 million concurrent with the transaction.

      Viad’s total debt at December 31, 2003 was $251.4 million compared with $361.7 million at December 31, 2002. The debt-to-capital ratio at December 31, 2003 was 0.23 to 1, compared to 0.34 to 1 at December 31, 2002. Capital is defined by Viad as total debt (excluding $4.75 preferred stock) plus minority interests and common stock and other equity.

      In connection with the completion of the spin-off, Viad will repay its commercial paper of approximately $168.0 million, tender for its senior notes of $35.0 million and subordinated debt of $18.5 million, retire its industrial revenue bonds of $9.0 million, and redeem its outstanding preferred stock at an aggregate call price of approximately $23.7 million. MoneyGram intends to negotiate and enter into bank credit facilities providing availability of up to $350 million, in the form of a revolving credit facility and/or term loan. Of the total $350 million, management expects to borrow $150 million prior to the time of the spin-off, the proceeds of which will be paid to Viad and used by Viad to repay all or a portion of its outstanding commercial paper (or similar indebtedness). The remaining amount of the credit facilities is expected to be available for general corporate purposes and to support letters of credit. MoneyGram expects that the term of the bank credit facilities will be for periods of up to four years and that the facilities will contain customary terms and conditions. However, any such term loan and revolving credit facilities would not become effective until immediately prior to the spin-off. Immediately subsequent to the spin-off and related transactions, MoneyGram is expected to have approximately $150 million of total debt outstanding representing the borrowing described above. There can be no assurance that MoneyGram will be able to enter into credit facilities on terms acceptable to MoneyGram. Additionally, New Viad intends to negotiate and enter into bank credit facilities providing availability of at least $100 million for general corporate purposes and to support letters of credit, of which New Viad expects to borrow approximately $30 million at the time of the spin-off, the proceeds of which will be used for general corporate purposes. Management expects that the term of the bank credit facilities will be for a period of up to three years and that the facilities will contain customary terms and conditions. However, any such revolving credit facility would not become effective until immediately after the spin-off. Immediately subsequent to the spin-off and related transactions, New Viad is expected to have approximately $50 million of total debt outstanding representing the $30 million borrowing described above and approximately $20 million of previously existing debt assigned to New Viad pursuant to the spin-off agreements. There can be no assurance that New Viad will be able to negotiate credit facilities on terms acceptable to New Viad. Completion of the spin-off is conditional upon MoneyGram and New Viad entering into satisfactory credit arrangements.

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

      Viad authorized a stock repurchase program in 1998 for the purpose of replacing Viad common shares issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of these shares of Viad common stock. This program was on hold for most of 2001 and the first six months of 2002 while cash was conserved given the uncertainty in the economy. In the third quarter of 2002, Viad resumed the 1998 repurchase program and acquired 1.2 million shares for $26.3 million at an average price of $21.89 per share. In the second quarter of 2003, Viad acquired 50,000 shares for $974,000 at a price of $19.47 per share. Prior to the break in the 1998 stock repurchase program, 1.4 million shares of Viad common stock were repurchased in early 2001 for $34.6 million at an average price of $24.45 per share.

      Proceeds from the exercise of stock options, including tax benefits on stock option exercises, totaled $4.5 million and $12.7 million in 2003 and 2002, respectively. The level of future cash generated from stock option exercises may vary depending on Viad’s stock price compared to the option exercise price and the ability of the grantees to exercise stock options.

      With respect to working capital, in order to minimize the effects of borrowing costs on earnings, Viad strives to maintain current assets at the lowest practicable levels while at the same time taking advantage of payment terms offered by trade creditors and obtaining advance deposits from customers for certain projects and services. However, working capital requirements may fluctuate from seasonal factors and changes in levels of receivables and inventories caused by numerous business factors.

      Viad has credit facilities totaling $475 million to support general corporate purposes, various letters of credit and a Canadian credit facility. The $475 million includes a $225 million five-year facility and a $250 million 364-day facility. The interest rate applicable to borrowings under the credit facilities is indexed to the London Interbank Offering Rate, plus appropriate spreads. The facilities also provide for commitment fees. Such spreads and fees would change should Viad’s debt ratings change. For example, a change from Viad’s current BBB/ Baa2 debt rating to a non-investment grade rating, would result in an increase of up to 75 basis points in the interest rate applicable to the credit facilities. To date, Viad has not drawn against these facilities, however, if and/or when a drawing were to occur, the repayment schedule would be determined at that time. These facilities have been primarily used to backstop Viad’s outstanding commercial paper borrowings and support outstanding letters of credit. The committed lenders pursuant to these two credit facilities include twenty-one major financial institutions with Citigroup as the lead administrative agent and arranger. On August 29, 2003, Viad’s 364-day short-term revolving credit facility was amended. The total amount of the lenders’ commitments was increased from $168 million to $250 million under similar terms and the commitment termination date of each eligible lender was extended to August 27, 2004. In addition, a provision was added which requires the absence of material adverse change as a condition of converting any outstanding borrowings to a term loan. Short-term borrowings totaling $168.0 million and $173.0 million at December 31, 2003 and 2002, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $236.0 million at December 31, 2003. Borrowings under the facilities are subject to various covenants, including a minimum net worth covenant, and a total debt-to-EBITDA financial ratio covenant. If Viad were to default on any other debt obligation outstanding of at least $25 million in aggregate, it would constitute an event of default with respect to the credit facilities under applicable cross default provisions. As of December 31, 2003, Viad was in compliance with all of its covenants. Upon completion of the spin-off transaction, these credit facilities will automatically terminate and be replaced with the separate credit facilities described above related to MoneyGram and New Viad.

      The ability of Viad to maintain its investment grade rating is important because it affects the cost of borrowing. In addition, certain financial institution customers of the Payment Services segment require that Viad maintain an investment grade rating. Any ratings downgrade could increase Viad’s cost of borrowing, result in termination of debt or require certain actions to be performed to rectify such a situation. A downgrade could also have a negative effect on Viad’s ability to attract and retain new or existing customers.

      As a result of the announcement on July 24, 2003 of Viad’s intention to spin-off MoneyGram, the rating agencies put Viad on credit watch with negative implications as it is probable that the existing debt of Viad would not be rated investment grade following the separation of MoneyGram. Viad has announced that it will tender for all public debt, pay off all commercial paper and redeem its preferred stock concurrent with the spin-off. Because the commercial paper market is ratings driven, regardless of the reason for the credit watch, this action may result in increased borrowing costs for Viad in the future.

      Capital expenditures for the year ended December 31, 2003 totaled $42.7 million as compared to $40.2 million in 2002. These expenditures primarily related to certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.

      Capital spending has been reduced by obtaining, where appropriate, equipment and other property under operating leases. Cash flows from operations during the past three years have generally been sufficient to fund capital expenditures, acquire businesses and pay cash dividends to stockholders. Although no assurance can be given, Viad expects operating cash flows and short-term borrowings to be sufficient to finance its ongoing business, maintain adequate capital levels, and meet covenant and investment grade rating requirements. Should financing requirements exceed such sources of funds, Viad believes it has adequate external financing sources available, including unused commitments under its credit facilities, to cover any shortfall. Viad had unused commitments (net of amounts used to support short-term borrowings and letters of credit) under its existing credit facilities of $236.0 million as of December 31, 2003.

      The following table presents Viad’s contractual obligations as of December 31, 2003:

	Payments due by period

		Less than			After 5
	Total	1 year	2-3 years	4-5 years	years

	(in thousands)
Long-term debt	$243,938	$20,500	$197,503	$1,000	$24,935
Capital lease obligations	7,505	711	1,279	900	4,615
Operating leases	171,312	30,403	51,224	35,903	53,782
Derivative financial instruments	173,694	104,316	70,418	167	(1,207)
Other long-term obligations(1)	15,147	7,573	7,574	–	–

Total contractual cash obligations	$611,596	$163,503	$327,998	$37,970	$82,125

(1)	Other long-term obligations consist of funding commitments of the Payment Services segment related to collateralized private equity obligations. As of December 31, 2003, Viad’s aggregate noncancelable purchase obligations were not significant, and were therefore excluded from the above table.

      In December 2002, GES began occupying and commenced lease payments on a newly constructed facility in Las Vegas, Nevada. The leased property provides GES with approximately 882,000 square feet of combined warehouse, manufacturing and office space. The lease was accounted for as an operating lease, and as such, is not included on Viad’s consolidated balance sheets. The original lease term is 12 years and the aggregate base rental payments over the lease term are approximately $60 million. At December 31, 2003, approximately $55 million of the remaining aggregate base rental payments remain and are included under the caption “Operating leases” above.

      As of December 31, 2003, Viad had certain guarantees to third parties on behalf of its subsidiaries. The fair value of these guarantees are not subject to liability recognition in the consolidated financial statements pursuant to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These parent-subsidiary guarantees primarily relate to leased facilities (included in operating leases in the table above) and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at December 31, 2003 would be $54.8 million. At December 31, 2003, the aggregate guarantees related to leased facilities were $32.7 million, and expire through January 2015. At December 31, 2003, the aggregate guarantees related to credit or loan arrangements with banks were $22.1 million of which $20.0 million is subject to an ongoing guarantee by a Viad subsidiary commensurate with the subsidiary’s credit facility, and has no expiration date. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

      The Payment Services segment subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified as “Payment service obligations.” Substantially all of the proceeds of these sales are invested in permissible securities, principally high-quality debt instruments. These investments are restricted by the Payment Services segment to the extent that they represent proceeds from the sale of its payment instruments for use by the subsidiaries to satisfy the liability to pay, upon presentment, the face amount of such payment service obligations. Accordingly, these assets are not generally available to satisfy working capital or other financing requirements of Viad. The securities are included in the consolidated balance sheets under the caption, “Investments substantially restricted for payment service obligations.” Certain additional assets of the Payment Services segment subsidiaries relating to payment service obligations, including cash, funds in transit from agents and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agent receivables and current maturities of investments substantially restricted for payment service obligations.” Although the Payment Services segment investment portfolio exposes Viad to certain credit risks, Viad believes the high quality of the investments reduces this risk. Approximately 93 percent of the investments at December 31, 2003 (and approximately 97 percent of the investments at December 31, 2002) have an investment grade rating of A or higher or are collateralized by federal agency securities. Although Payment Services’ investment portfolio is highly diversified, if any one issuer were unable to pay its obligations or were to enter into bankruptcy, the Payment Services segment may have to sell the investment and reinvest the proceeds in permissible securities and/or could lose a portion or a substantial amount of the investment with such issuer. In addition, deterioration in the debt and/or equity markets could lead to further other-than-temporary impairment losses related to the

Payment Services segment’s investment securities in future periods. See “Critical Accounting Policies” for discussion regarding estimates and assumptions related to other-than-temporary declines in the value of securities. Under normal circumstances there is no requirement to sell long-term debt securities prior to their maturity, as the funds from ongoing sales of money orders and other payment instruments and funds from maturing long-term and short-term investments are expected to be adequate to settle payment service obligations as they are presented. Fluctuations in the balances of Payment Services’ assets and obligations result from varying levels of sales of money orders and other payment instruments, the timing of agent receivables, and the timing of the presentment of such instruments.

      The Payment Services segment has agreements with clearing banks that provide processing and clearing functions for money orders and official checks. One clearing bank contract has covenants for the Payment Services segment that include; maintenance of a minimum level of capital of $500 million, maintenance of total assets restricted for payment services obligations at least equal to total outstanding payment service obligations, maintenance of a minimum ratio of total assets held at that bank to instruments clearing through that bank of 105 percent and a cumulative net income requirement of $15 million for every two quarter period. While the Payment Services segment is in compliance with these covenants, maintenance of the covenants may require additional capital contributions to be made by Viad to the Payment Services segment and/or may require the Payment Services segment to change the mix of its investments or increase the level of investment liquidity, which could result in lower rates of return.

      Working in cooperation with certain financial institutions, the Payment Services segment has established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of the ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments. This ratio is typically 1 to 1. In some cases, alternative credit support has been purchased by Payment Services that provides backstop funding as additional security for payment of their instruments. However, Payment Services remains liable to satisfy the obligations, both contractually as evidenced in the agreements with the financial institutions, as well as by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the consolidated balance sheets under “Payment service obligations.” Under certain limited circumstances, clients have rights to demand liquidation of the segregated assets or to take other similar actions. Such limited circumstances consist of material (and in most cases continued) failure of the Payment Services segment to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects. The special purpose entity is offered by the Payment Services segment to certain financial institution clients as a benefit unique in the payment services industry.

      The Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from its money order agents, in an amount not to exceed $450 million. These receivables are sold to two commercial paper conduits sponsored by a financial institution and represent a small percentage of the total assets in each of these two conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement expires in June 2006. See “Off-Balance-Sheet Arrangements” below.

      As of December 31, 2003, Viad’s Payment Services segment subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $2.1 billion available to assist in the management of their investments and the clearing of payment service obligations. As of December 31, 2003, $2.0 million was outstanding under an overdraft facility. No borrowings were outstanding under these facilities at December 31, 2002.

      The Payment Services segment has agreements with certain investors to provide funds related to investments in collateralized private equity obligations. As of December 31, 2003, the total amount of unfunded commitments related to these agreements was $15.1 million.

      Viad sold treasury stock in 1992 to its employee equity trust (the “Trust”) to fund certain existing employee compensation and benefit plans over the scheduled 15-year term of the Trust. For financial reporting purposes, the Trust is consolidated with Viad. The fair market value of the shares held by the Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. As of December 31, 2003, 1,872,786 shares remained in the Trust and were available to fund future benefit obligations.

      Viad has certain funded, noncontributory pension plans that cover certain employees. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. In 2004, Viad expects to contribute $2.2 million to its funded pension plans. Viad has certain unfunded pension and other postretirement benefit plans that require benefit payments over extended periods of time. In 2004, Viad expects to contribute $3.1 million and $2.6 million to its unfunded pension plans and other postretirement benefit plans, respectively, to cover such benefit payments.

      Viad is subject to various environmental laws and regulations of the United States as well as of the states and other countries in whose jurisdictions Viad has or had operations, and is subject to certain international agreements. As is the case with many companies, Viad faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Viad is a party to certain environmental disputes, Viad believes that any liabilities resulting from these disputes, after taking into consideration amounts already provided for, exclusive of any potential insurance recovery, have been properly reserved for; however, environmental settlements could result in future cash outlays.

Off-Balance-Sheet Arrangements:

      Viad has certain arrangements or transactions that are not recorded on the consolidated balance sheets and could materially affect liquidity or require the use of capital resources. As of December 31, 2003, these arrangements and transactions include aggregate operating lease commitments of $171.3 million, aggregate guarantees of $54.8 million (representing parent guarantees of subsidiary obligations) and funding commitments related to collateralized private equity obligations of $15.1 million. See “Liquidity and Capital Resources” above.

      The Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from its money order agents, in an amount not to exceed $450 million. These receivables are sold to commercial paper conduits sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment in permissible securities by the Payment Services segment. The receivables are sold at a discount based upon short-term interest rates. Performance under the terms of the agreement is regularly reviewed by Payment Services executive management.

Critical Accounting Policies:

      The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of a company’s financial position and results of operations, and that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this criteria, Viad has identified and discussed with its audit committee the following critical accounting policies and estimates, and the methodology and disclosures related to those estimates:

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

      During 2002, Viad recorded a transitional goodwill impairment loss of $40.0 million ($37.7 million after-tax) related to the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. Subsequent to the initial adoption of SFAS No. 142, annual impairment tests were performed in 2003 and 2002 resulting in no additional impairment. However, a decline in the expected cash flows or the estimated terminal value in the future could lead to additional goodwill impairment losses. Similarly, an increase in the discount rate (weighted average cost of capital) could also result in additional goodwill impairment.

      Insurance liabilities – Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss and medical claims. Viad has also retained and provided for certain insurance liabilities in conjunction with the sales of businesses. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels. The self-insured retention levels generally range from $200,000 to $500,000 on a per claim basis. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad’s total cash payments in connection with these insurance liabilities were approximately $5.5 million and $6.7 million for the years end December 31, 2003 and 2002, respectively.

      Pension obligations – Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans. In addition, Viad retained the obligations for pension benefits for employees of certain sold businesses. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Effective January 1, 2004, benefits under the cash accumulation formula ceased accruing new benefits for service periods subsequent to December 31, 2003 with no change in benefits earned through that date. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded. As determined with the assistance of an external actuary, the following assumptions were used at December 31 in determining the projected benefit obligation:

	2003	2002

Discount rate	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%

      The weighted average assumptions used to determine the net periodic benefit cost for years ended December 31 were as follows:

	2003	2002

Discount rate	6.75%	7.25%
Expected return on plan assets	8.75%	10.00%
Rate of compensation increase	4.50%	4.50%

      Viad’s pension expense was $7.5 million and $3.2 million for 2003 and 2002, respectively, not including the $3.8 million curtailment gain resulting from the freezing of Viad’s defined benefit pension plan. Pension expense is calculated based upon the actuarial assumptions shown above. For 2003, the pension expense consisted of service cost of $3.0 million, interest cost of $12.4 million, amortization of prior service cost of $724,000, recognized net actuarial loss of $2.0 million less an expected return on plan assets of $10.7 million. The fair value of Viad’s pension plan assets decreased slightly to $106.6 million at December 31, 2003 from $107.1 million at December 31, 2002 primarily due to benefits paid in excess of actual returns on plan assets.

      Viad’s discount rate used in determining future pension obligations is measured on November 30 and is based on rates determined by actuarial analysis and Viad management review. Lowering the discount rate by 50 basis points would have increased Viad’s 2003 pension expense by $700,000.

      In developing the expected rate of return, Viad employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Viad’s current asset allocation consists of approximately 55 percent in large capitalization and international equities, approximately 35 percent in fixed income securities such as long-term treasury bonds, intermediate government bonds and global bonds, approximately 7 percent in a real estate limited partnership interest and 3 percent in other securities. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non U.S. stocks. Other assets such as real estate and cash are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

      Additionally, historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

      Lowering the expected rate of return by 50 basis points would have increased Viad’s 2003 pension expense by $609,000. Viad’s pension assets are primarily invested in marketable securities that have readily determinable current market values.

Viad’s investments are rebalanced regularly to stay within the investment guidelines. Viad will continue to evaluate its pension assumptions, including its rate of return, and will adjust these factors as necessary.

      Future actual pension income or expense will depend on future investment performance, changes in future rates and various other factors related to the populations participating in Viad’s pension plans.

      Postretirement benefits other than pensions – Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided to employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans.

      The assumed health care cost trend rate used in measuring the 2003 accumulated postretirement benefit obligation was 10 percent for the year 2004, gradually declining to 5 percent by the year 2008 and remaining at that level thereafter.

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $4.7 million and the ongoing annual expense by approximately $454,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $4.1 million and the ongoing annual expense by approximately $387,000. See “Recent Accounting Pronouncements” below for a discussion of FASB Staff Position 106-1 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which may impact Viad’s accounting for postretirement benefits.

      Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2003	2002

Discount rate	6.75%	7.25%
Expected return on plan assets	3.75%	3.75%

      Investment securities – Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Per SFAS No. 115, investments are classified into one of three categories: held-to-maturity, available-for-sale, or trading. All of Viad’s investment securities are classified as available-for-sale, including securities being held for indefinite periods of time, and those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities. These securities are carried at market value (or fair value), with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity under “Accumulated other comprehensive income (loss).” Market value is determined by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In general, as interest rates increase, the fair value of the available-for-sale portfolio and stockholders’ equity decreases and as interest rates fall, the fair value of the available-for-sale portfolio increases as well as stockholders’ equity.

      Other-than-temporary declines in the value of securities – Viad’s investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Viad employs a methodology that considers available evidence in evaluating potential impairment of its investments including the duration and extent to which the fair value is less than book value, Viad’s ability and intent to hold the investment, the security rating, the underlying collateral and other factors that influence projected future cash flows. When an other-than-temporary impairment occurs, investments are written down to fair market value. Subsequent increases in value are treated as an adjustment of yield.

      As discussed elsewhere in this Annual Report, Viad recorded other-than-temporary impairment losses and interest income adjustments (excluding the effects of realized gains) of approximately $32.2 million, $28.9 million and $10.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily related to certain structured notes and certain other asset-backed securities and collateralized mortgage obligations held in its Payment Services investment portfolio during the period. Adverse changes in estimated cash flows in the future could result in impairment losses to the extent that the recorded value of such investments exceeds fair value. See Notes 4 and 5 of notes to consolidated financial statements.

      Derivative financial instruments – Derivative financial instruments are used as part of Viad’s risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Viad does not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. While Viad intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Viad does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.

      Stock-based compensation – As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Viad uses the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting.

      Restructuring charges and other items – As a component of the 2002 restructuring charge of $20.5 million, an accrued liability related to facility closure and lease termination costs of $12.8 million, net of estimated sublease income, was recorded as of December 31, 2002. These costs were accounted for pursuant to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, these costs were considered to have no future economic benefit, and were therefore recorded at the time that Viad management approved and committed to the restructuring plan in the fourth quarter of 2002. The recorded amounts were based on the contractual obligations contained in the leases (net of estimated sublease income) and estimates of incremental costs incurred as a direct result of the restructuring plan.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, a liability for the costs associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which the liability is incurred. The liability would subsequently be adjusted for revisions related to the timing and amount of estimated cash flows and accretion expense, if applicable. If Viad had elected to early adopt the provisions of SFAS No. 146, the majority of the $12.8 million charge related to facility closure and lease termination costs would have been recorded based on the fair value of the liability at the time Viad ceased using the related leased facilities and determined using a present value technique. The remaining portion of the $12.8 million liability would have been recorded at fair value at the time the liability was incurred (when services associated with the activity were received). If Viad had elected to apply the accounting method under SFAS No. 146, the aggregate charge of $12.8 million discussed above would not have been recorded in the fourth quarter of 2002, rather, the fair value of these liabilities, estimated to be $10.9 million, would have been initially recorded in 2003 based on the restructuring plan. Furthermore, accretion expense associated with the lease termination liability would be recognized in future periods over the remaining term of the related lease agreements. The application of SFAS No. 146 would not have changed the method of accounting for other components of the 2002 restructuring charge including severance and other benefits of $2.9 million, asset impairments of $4.1 million and other charges of $650,000.

Recent Accounting Pronouncements:

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective for Viad for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad’s Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design and construction of exhibit booths. Exhibit design and construction revenue is generally accounted for using the completed contract method as contracts are typically completed within three months of contract signing. The adoption of EITF Issue No. 00-21 did not have a material impact on Viad’s financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s obligations to a third party and would, therefore, be excluded from liability recognition at inception. The required disclosures pursuant to FIN 45 are included in the notes to consolidated financial statements. The adoption of FIN 45 did not have a material impact on Viad’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB issued Staff Position (“FSP”) FIN 46-6, which delayed the effective application date of FIN 46 for those interests until the end of the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued FIN 46R, which clarifies definitions and the application of the requirements included in FIN 46. Prior to the adoption of FIN 46R, Viad changed the structure of two of its investments in collateralized debt obligations which would have otherwise required consolidation of the underlying asset securitizations under the new rules. Viad exchanged the structured note for each investment (representing the combined interests in the collateralized debt obligation and an investment-grade security) with the trustee and accepted delivery of the individual securities comprising the structured note. As a result, Viad’s ownership interests in the underlying asset securitizations were reduced such that Viad was no longer considered the primary beneficiary, and therefore, consolidation was not required under FIN 46R. Viad has adopted the required elements of FIN 46R as of December 31, 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on Viad’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 did not have a material impact on Viad’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for Viad for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within its scope be classified as liabilities. Viad adopted SFAS No. 150 on July 1, 2003, and accordingly, reclassified its $4.75 redeemable preferred stock (carrying value of $6.7 million) as a long-term liability in the consolidated financial statements. Furthermore, subsequent to the adoption of SFAS No. 150, dividends on the $4.75 preferred stock have been recorded as interest expense in the consolidated financial statements. The adoption of SFAS No. 150 did not have a material effect on Viad’s financial position or results of operations.

      In January 2004, the FASB issued FSP 106-1 on the accounting for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted into law on December 8, 2003. Although SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that recently enacted changes in the law that take effect in future periods be considered in current period liability determination, FSP 106-1 permits the deferral of recognition of the effects of the Act until further authoritative guidance is issued. However, FSP 106-1 requires that the one-time election to defer or not defer the accounting for the effects of the Act must be made before net periodic postretirement benefit costs for the period that includes December 8, 2003 are first included in either interim or annual financial statements. As Viad’s measurement date is November 30, the one-time election is not required until first quarter 2004. As a result, the consolidated financial statements do not include the effects of the Act and consequently the impact on Viad’s future financial position and results of operations cannot presently be determined.

      In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement, which does not change the methodology underlying the measurement of obligations or calculation of expense associated with pension and other postretirement benefit plans, makes several significant changes to the required disclosures about such plans to provide more information about plan assets, obligations, benefit payments, contributions and net benefit costs. The majority of the additional disclosures are required for financial statements with fiscal years ending after December 15, 2003. The required disclosures pursuant to SFAS No. 132 are included in the notes to consolidated financial statements.

      In January 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which set out to provide guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In subsequent discussions, the EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF Issue No. 03-1 became effective for fiscal years ending after December 15, 2003. The required disclosures pursuant to EITF Issue No. 03-1 are included in the notes to consolidated financial statements.

Forward-Looking Statements:

      As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to the historical information contained in this Annual Report, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, or expectations of or current trends in future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, interest rates, tax rates, restructuring plans (including timing and realization of cost savings) and market risk disclosures. Actual results could differ materially from those projected in forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes, and any further deterioration in the economy may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors including further terrorist activities or war could affect the forward-looking statements contained in this Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Viad’s market risk exposures relate to fluctuations in interest rates and, to a lesser degree, relate to fluctuations in foreign exchange rates. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Viad’s exposure to these risks is primarily associated with its Payment Services segment business. Certain derivative financial instruments are used as part of Viad’s risk management strategy to manage these exposures. Derivatives are not used for speculative purposes. Viad has exposure to changing rates related to its pension assumptions (including the expected return on plan assets and the discount rate) and the health care cost trend rate.

      Viad is exposed to foreign exchange risk as it has certain receivables and payables denominated in foreign currencies. Viad primarily utilizes forward contracts to mitigate its exposure to fluctuations in foreign exchange rates. Forward contracts relating to the Payment Services segment’s money transfer transactions generally have maturities less than 30 days, and forward contracts relating to other receivables or payables generally have maturities less than 90 days. The forward contracts are recorded on the consolidated balance sheets, and the effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      A portion of Viad’s Payment Services segment business involves the payment of commissions to financial institution customers of its official check program. A Payment Services segment subsidiary also has entered into agreements to sell receivables primarily from its money order agents. The commissions and net proceeds from the agent receivables sales are computed based on short-term variable interest rates that subject Viad to risk arising from changes in these rates. Viad has mitigated a substantial portion of the variable rate risk through swap agreements which convert the variable rate payments to fixed rates.

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

      Viad is also exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for these obligations.

      Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, effects of the swap agreements and expected borrowing level of variable-rate debt, the increase in pre-tax income would be approximately $1.6 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in a decrease in pre-tax income of approximately $2.2 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Viad’s results of operations and the financial impact of interest rate fluctuations.

      Fair Value Sensitivity to Interest Rate Changes. The fair value of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $39.7 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $24.2 million), an estimated increase in the fair value of derivative financial instruments of approximately $16.4 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $10.0 million) and an estimated off-balance-sheet decrease in the fair value of fixed-rate debt of approximately $190,000 at December 31, 2003. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $37.9 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $23.1 million), an estimated decrease in the fair value of derivative financial instruments of approximately $16.9 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $10.3 million) and an estimated off-balance-sheet increase in the fair value of fixed-rate debt of approximately $191,000 at December 31, 2003. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

      Interest Rate Risk and Market Risk Oversight. Viad has established several levels of risk management oversight and control. An investment committee, comprised of senior officers of Viad and the Payment Services segment, and reporting to the Chief Executive Officer of Viad, routinely reviews investment and risk management strategies and results. Viad maintains formal procedures for entering into derivative transactions and management regularly monitors and reports to the audit committee on such activity. Derivative agreements are with major financial institutions which are currently expected to perform fully under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counterparties. In addition, Viad regularly monitors the credit ratings of the counterparties and the likelihood of default is considered remote.

Item 8.     Financial Statements and Supplementary Data

      Refer to Index to Financial Statements on page 43 for required information.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2003, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of December 31, 2003. There were no changes in Viad’s internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information regarding Directors of the Corporation is included in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 11, 2004, and is incorporated herein by reference. Information regarding executive officers of the Registrant is located in Part I, Item 4 at page 10 of this Report.

      Viad has adopted a Code of Ethics for all directors, officers and employees of the Corporation and its subsidiaries. A copy of the Corporation’s Code of Ethics is attached as Exhibit 14 to this Report, and is available at Viad’s website at www.viad.com and is also available in print to any shareholder upon request.

Item 11.     Executive Compensation

      Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 11, 2004, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 11, 2004, and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2003 (1)

		(b)	(c)
	(a)	Weighted-average exercise	Number of securities
	Number of securities	price of outstanding options,	remaining available for
	to be issued upon	warrants and rights	future issuance under equity
	exercise of		compensation plans
	outstanding options,		(excluding securities
	warrants and rights		reflected in column (a))
Plan category
Equity compensation plans approved by security holders	5,630,459	$22.73	5,747,451
Equity compensation plans not approved by security holders	–	–	–

Total	5,630,459	$22.73	5,747,451

(1)	The number of shares of Viad common stock available for grant under the Viad Corp Omnibus Incentive Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in such year shall be added to the shares available for grant in any subsequent calendar year.

Item 13.     Certain Relationships and Related Transactions

      None.

Item 14.     Principal Accounting Fees and Services

      Information regarding principal accounting fees and services is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 11, 2004 and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Report.

2.	The exhibits listed in the accompanying Exhibit Index are filed as part of this Report.

      (b) Reports on Form 8-K filed since Third Quarter 2003

1.	A report on Form 8-K dated October 23, 2003 was filed October 23, 2003 by Viad. The Form 8-K reported, under Item 12, that on October 23, 2003, Viad Corp issued a press release announcing its unaudited financial results for the third quarter ended September 30, 2003 and its outlook for the balance of 2003.

2.	A report on Form 8-K dated December 29, 2003 was filed December 29, 2003 by Viad. The Form 8-K reported, under Item 5, that on December 29, 2003, Viad Corp issued a press release announcing that its wholly owned subsidiary, MoneyGram International, Inc., has filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission related to the proposed spin-off of Viad’s global payment services business.

3.	A report on Form 8-K dated January 29, 2004 was filed January 29, 2004 by Viad. The Form 8-K reported, under Item 12, that on January 29, 2004, Viad Corp issued a press release announcing its unaudited financial results for the fourth quarter and 2003 fiscal year.

4.	A report on Form 8-K dated February 11, 2004 was filed February 11, 2004 by Viad. The Form 8-K reported, under Item 5, that on February 11, 2004, Viad Corp issued a press release announcing that the company has received a favorable private letter ruling from the Internal Revenue Service confirming, among other things, that the proposed spin-off of Viad’s global payment services business will qualify as tax-free to Viad and its stockholders.

5.	A report on Form 8-K dated February 20, 2004 was filed February 20, 2004 by Viad. The Form 8-K reported, under Item 9, that on February 20, 2004, Viad Corp issued a press release announcing that its subsidiary, Travelers Express Company, Inc., has agreed to sell Game Financial Corporation to Certegy Inc.

6.	A report on Form 8-K dated March 4, 2004 was filed March 5, 2004 by Viad. The Form 8-K reported, under Item 5, that on March 4, 2004, Viad Corp issued a press release announcing that its subsidiary, Travelers Express Company, Inc., completed the sale of Game Financial Corporation to a subsidiary of Certegy Inc. for approximately $43 million in cash. As a result of the sale, Viad Corp expects to record an after-tax gain of approximately $11 million in the first quarter of 2004 and may record future after-tax gains of up to $4 million, based on contingencies in the contract. In the press release, Viad also provided amended earnings guidance for the 2004 first quarter and full year to reflect the sale of Game Financial Corporation.

(c)	Exhibits

See Exhibit Index.

(d)	Financial Statement Schedules

None.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 11th day of March, 2004.

VIAD CORP

By:	/s/ Robert H. Bohannon

Robert H. Bohannon Chairman of the Board, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 11, 2004	By: /s/ Robert H. Bohannon Robert H. Bohannon Director; Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: March 11, 2004	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Chief Financial Officer

Principal Accounting Officer

Date: March 11, 2004	By: /s/ G. Michael Latta G. Michael Latta Vice President-Controller

Directors

Jess Hay Judith K. Hofer Donald E. Kiernan Robert C. Krueger Jack F. Reichert Linda Johnson Rice Douglas L. Rock Albert M. Teplin Timothy R. Wallace

Date: March 11, 2004	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Attorney-in-Fact

(This page intentionally left blank)

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$63,853	$57,219
Other investments in securities	99,230	246,338
Receivables, net	45,915	50,818
Inventories	35,768	41,839
Deferred income taxes	45,485	55,747
Other current assets	34,831	35,366

	325,082	487,327
Funds, agent receivables and current maturities of investments substantially restricted for payment service obligations (Note 1)	1,821,020	1,904,015

Total current assets	2,146,102	2,391,342
Investments substantially restricted for payment service obligations (Note 1)	5,975,213	6,268,080
Property and equipment, net	250,787	248,099
Other investments and assets	63,431	58,079
Deferred income taxes	101,571	125,894
Goodwill	652,213	549,461
Other intangible assets, net	32,838	34,474

Total Assets	$9,222,155	$9,675,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,710	$63,188
Other current liabilities	211,097	230,857
Current portion of long-term debt	21,211	103,995

	290,018	398,040
Payment service obligations	7,525,796	7,945,760

Total current liabilities	7,815,814	8,343,800
Long-term debt	230,232	257,662
Pension and other postretirement benefits	122,703	110,895
Derivative financial instruments	71,093	126,527
Other deferred items and insurance liabilities	122,132	133,288
$4.75 Preferred stock subject to mandatory redemption (Note 11)	6,733	6,704
Commitments and contingencies (Notes 16 and 17)
Minority interests	3,611	18,659
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610
Additional capital	218,783	215,872
Retained income	863,944	781,441
Unearned employee benefits and other	(58,026)	(66,143)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	105,263	91,640
Unrealized loss on derivative financial instruments	(106,471)	(150,557)
Cumulative foreign currency translation adjustments	12,387	(9,655)
Minimum pension liability adjustment	(42,749)	(34,274)
Common stock in treasury, at cost, 11,382,364 and 11,638,090 shares	(292,904)	(300,040)

Total common stock and other equity	849,837	677,894

Total Liabilities and Stockholders’ Equity	$9,222,155	$9,675,429

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Revenues:
Convention show services	$521,433	$568,301	$604,148
Payment services transaction fees	483,404	431,564	393,093
Payment services investment income	318,221	342,055	313,432
Exhibit design and construction	195,832	217,932	279,896
Travel and recreation services	53,203	58,253	61,453

Total revenues	1,572,093	1,618,105	1,652,022

Costs and expenses:
Costs of services	1,207,793	1,227,244	1,202,311
Costs of products sold	193,986	215,144	280,050
Corporate activities	12,571	17,114	12,029
Other investment income	(2,922)	(10,531)	(5,652)
Interest expense	8,777	19,268	25,936
Restructuring charges (recoveries)	(5,015)	18,942	62,370
Litigation settlement and costs	–	–	29,274
Other charges	–	–	5,000
Minority interests	110	5,636	1,326

Total costs and expenses	1,415,300	1,492,817	1,612,644

Income before income taxes	156,793	125,288	39,378
Income tax expense (benefit)	44,435	29,663	(7,110)

Income from continuing operations	112,358	95,625	46,488
Income from discontinued operations, net of tax	1,544	–	–
Changes in accounting principles, net of tax	–	(37,739)	(1,884)

Net income	$113,902	$57,886	$44,604

Diluted income per common share
Income from continuing operations	$1.29	$1.09	$0.52
Income from discontinued operations, net of tax	0.02	–	–
Changes in accounting principles, net of tax	–	(0.44)	(0.02)

Net income per common share	$1.31	$0.65	$0.50

Average outstanding and potentially dilutive common shares	86,619	86,716	86,322

Basic income per common share
Income from continuing operations	$1.29	$1.10	$0.53
Income from discontinued operations, net of tax	0.02	–	–
Changes in accounting principles, net of tax	–	(0.44)	(0.02)

Net income per common share	$1.31	$0.66	$0.51

Average outstanding common shares	86,223	86,178	85,503

Dividends declared per common share	$0.36	$0.36	$0.36

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,

	2003	2002	2001

	(in thousands)
Net income	$113,902	$57,886	$44,604

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities:
Statement of Financial Accounting Standards (“SFAS”) No. 133 transition adjustment, effective January 1, 2001, resulting from the transfer of securities classified as held-to-maturity to securities classified as available-for-sale, net of tax expense of $2,412	–	–	3,772
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense of $19,732	30,222	–	–
Holding gains (losses) arising during the period, net of tax expense (benefit) of $(1,627), $45,067 and $21,768	(2,545)	70,491	34,049
Reclassification adjustment for net realized gains included in net income, net of tax expense of $8,985, $6,435 and $4,643	(14,054)	(10,065)	(7,263)

	13,623	60,426	30,558

Unrealized gains (losses) on derivative financial instruments:
Cumulative effect of transition adjustment upon initial application of SFAS No. 133 on January 1, 2001, net of tax benefit of $4,796	–	–	(7,501)
Holding losses arising during the period, net of tax benefit of $25,965, $113,994 and $50,428	(40,612)	(178,299)	(78,874)
Net reclassifications from other comprehensive income to net income, net of tax benefit of $54,151, $52,182 and $20,779	84,698	81,617	32,500

	44,086	(96,682)	(53,875)

Unrealized foreign currency translation gains (losses)	22,042	3,556	(4,599)

Minimum pension liability adjustment, net of tax benefit of $5,418, $11,057 and $6,432	(8,475)	(20,535)	(11,944)

Other comprehensive income (loss)	71,276	(53,235)	(39,860)

Comprehensive income	$185,178	$4,651	$4,744

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2003	2002	2001

	(in thousands)
Cash flows from operating activities
Net income	$113,902	$57,886	$44,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,609	51,483	69,096
Deferred income taxes	29,895	(6,302)	(40,307)
Income from discontinued operations	(1,544)	–	–
Changes in accounting principles	–	40,000	2,989
Restructuring charges (recoveries) and other items	(5,015)	18,942	96,644
Investment impairment charges and adjustments	32,192	28,879	7,368
Gains on dispositions of businesses, property and investments	(23,944)	(18,097)	(12,277)
Amortization of investment premiums	38,242	4,351	292
Other noncash items, net	8,095	6,359	9,914
Change in operating assets and liabilities:
Receivables	2,201	7,176	38,291
Inventories	6,071	10,982	10,794
Accounts payable	(5,478)	2,275	(20,233)
Restructuring liability (cash payments)	(9,357)	(15,324)	(10,854)
Other assets and liabilities, net	(43,050)	30,544	21,076

	192,819	219,154	217,397
Change in payment service assets and obligations, net	(365,703)	794,243	1,774,193

Net cash provided by (used in) operating activities	(172,884)	1,013,397	1,991,590

Cash flows from investing activities
Capital expenditures	(42,663)	(40,227)	(49,783)
Acquisitions of businesses, net of cash acquired	(98,145)	–	(865)
Proceeds from dispositions of businesses, property and other assets	1,847	3,040	1,040
Proceeds from sales and maturities of available-for-sale securities	5,071,093	2,494,238	2,074,719
Proceeds from maturities of held-to-maturity securities	283,690	745,387	464,608
Purchases of available-for-sale securities	(4,888,918)	(3,341,956)	(3,527,968)
Purchases of held-to-maturity securities	–	(775,670)	(848,823)

Net cash provided by (used in) investing activities	326,904	(915,188)	(1,887,072)

Cash flows from financing activities
Payments on long-term borrowings	(105,437)	(44,039)	(68,316)
Net change in short-term borrowings	(5,000)	6,543	18,288
Dividends paid on common and preferred stock	(31,603)	(32,149)	(31,995)
Dividend paid to minority interest	(8,115)	–	–
Proceeds from exercise of stock options	3,745	10,371	16,422
Purchases of common stock for treasury	(976)	(28,309)	(34,622)

Net cash used in financing activities	(147,386)	(87,583)	(100,223)

Net increase in cash and cash equivalents	6,634	10,626	4,295
Cash and cash equivalents, beginning of year	57,219	46,593	42,298

Cash and cash equivalents, end of year	$63,853	$57,219	$46,593

Supplemental disclosure of cash flow information
Cash paid (refunded) during the year for:
Income taxes	$27,692	$9,661	$(16,429)

Interest	$13,516	$18,569	$27,118

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

					Accumulated
				Unearned	Other
				Employee	Comprehensive	Common
	Common	Additional	Retained	Benefits	Income	Stock in
	Stock	Capital	Income	and Other	(Loss)	Treasury	Total

	(in thousands)
Balance, December 31, 2000	$149,610	$245,634	$742,615	$(94,804)	$(9,751)	$(282,574)	$750,730
Transition adjustment, effective January 1, 2001, upon initial application of SFAS No. 133	–	–	–	–	(3,729)	–	(3,729)
Net income	–	–	44,604	–	–	–	44,604
Dividends on common and preferred stock	–	–	(31,995)	–	–	–	(31,995)
Employee benefit plans	–	(23,009)	–	14,230	–	34,149	25,370
Employee Equity Trust adjustment to market value	–	2,378	–	(2,378)	–	–	–
Treasury shares acquired	–	–	–	–	–	(34,622)	(34,622)
Unrealized foreign currency translation adjustment	–	–	–	–	(4,599)	–	(4,599)
Unrealized gain on available-for-sale securities	–	–	–	–	26,786	–	26,786
Unrealized loss on derivative financial instruments	–	–	–	–	(46,374)	–	(46,374)
Minimum pension liability adjustment	–	–	–	–	(11,944)	–	(11,944)
Other, net	–	–	254	–	–	–	254

Balance, December 31, 2001	149,610	225,003	755,478	(82,952)	(49,611)	(283,047)	714,481
Net income	–	–	57,886	–	–	–	57,886
Dividends on common and preferred stock	–	–	(32,149)	–	–	–	(32,149)
Employee benefit plans	–	(7,884)	–	15,567	–	11,311	18,994
Employee Equity Trust adjustment to market value	–	(1,242)	–	1,242	–	–	–
Treasury shares acquired	–	–	–	–	–	(28,309)	(28,309)
Unrealized foreign currency translation adjustment	–	–	–	–	3,556	–	3,556
Unrealized gain on available-for-sale securities	–	–	–	–	60,426	–	60,426
Unrealized loss on derivative financial instruments	–	–	–	–	(96,682)	–	(96,682)
Minimum pension liability adjustment	–	–	–	–	(20,535)	–	(20,535)
Other, net	–	(5)	226	–	–	5	226

Balance, December 31, 2002	149,610	215,872	781,441	(66,143)	(102,846)	(300,040)	677,894
Net income	–	–	113,902	–	–	–	113,902
Dividends on common and preferred stock	–	–	(31,603)	–	–	–	(31,603)
Employee benefit plans	–	(2,404)	–	8,551	–	8,112	14,259
Employee Equity Trust adjustment to market value	–	5,315	–	(5,315)	–	–	–
Treasury shares acquired	–	–	–	–	–	(976)	(976)
Unrealized foreign currency translation adjustment	–	–	–	–	22,042	–	22,042
Unrealized gain on available-for-sale securities	–	–	–	–	13,623	–	13,623
Unrealized gain on derivative financial instruments	–	–	–	–	44,086	–	44,086
Minimum pension liability adjustment	–	–	–	–	(8,475)	–	(8,475)
Contribution to Viad Corp Medical Plan Trust	–	–	–	4,881	–	–	4,881
Other, net	–	–	204	–	–	–	204

Balance, December 31, 2003	$149,610	$218,783	$863,944	$(58,026)	$(31,570)	$(292,904)	$849,837

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

Note 1. Summary of Significant Accounting Policies

      Nature of Business. Viad Corp (“Viad” or the “Company”) is comprised of operating companies and a division which operate in two principal business segments: Payment Services and Convention and Event Services. The Payment Services segment issues and processes money orders, official checks and share drafts and provides same-day bill payment services throughout the United States. The segment also provides money transfer services throughout the world. The Convention and Event Services segment provides convention show services including transportation, installation, dismantling and management services to trade associations, show management companies and exhibitors throughout North America. The segment also provides design, construction, installation and warehousing of convention and tradeshow exhibits and displays to customers primarily in the United States and to a lesser extent in certain foreign locations. Viad also operates travel and recreation businesses in the northern United States and Canada.

      On July 24, 2003, Viad announced a plan to separate its payment services business from its other businesses by means of a tax-free spin-off transaction. To effect the separation, Travelers Express Company, Inc. (“Travelers Express”), a wholly-owned subsidiary of Viad conducting the Company’s payment services business, will become a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly formed, wholly-owned subsidiary of Viad, and Viad will distribute all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Therefore, at the time of the spin-off, the business of MoneyGram will consist solely of what is presently Viad’s Payment Services segment. The remaining businesses of Viad, which will be referred to as “New Viad,” will consist solely of convention show services, exhibit design and construction, and travel and recreation services as well as Viad’s centralized corporate functions located in Phoenix, Arizona. The spin-off and related transactions are subject to a number of conditions including the receipt of a ruling from the Internal Revenue Service that the spin-off will qualify as a tax-free transaction, confirmation that the long-term debt of MoneyGram will have an investment grade rating, availability of satisfactory banking and credit arrangements for MoneyGram and New Viad and final approval of the Board of Directors of Viad. On December 29, 2003, MoneyGram filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission relating to the proposed spin-off. On February 11, 2004, Viad announced that it had received a favorable private letter ruling from the Internal Revenue Service confirming that the proposed spin-off will qualify as tax-free to Viad and its stockholders. Management expects that the spin-off will occur during the second quarter of 2004. There can be no assurance that the spin-off transaction will be completed.

      In connection with the completion of the spin-off, Viad will repay its commercial paper of approximately $168.0 million, tender for its senior notes of $35.0 million and subordinated debt of $18.5 million, retire its industrial revenue bonds of $9.0 million, and redeem its outstanding preferred stock at an aggregate call price of approximately $23.7 million.

      Notwithstanding the legal form of the spin-off, due to the relative significance of MoneyGram to Viad, MoneyGram will be considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spinoffs.” The spin-off of New Viad will be accounted for pursuant to Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” Accordingly, the spin-off will be accounted for based upon the recorded amounts of the net assets to be divested. MoneyGram will charge directly to equity as a dividend the historical cost carrying amount of the net assets of New Viad. Furthermore, if the spin-off transaction were to occur, MoneyGram would report the historical results of operations (subject to certain adjustments) of New Viad in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, such presentation is not allowed until the date of the spin-off.

      For purposes of, among other things, governing certain of the ongoing relations between MoneyGram and New Viad as a result of the spin-off, as well as to allocate certain tax, employee benefit and other liabilities arising prior to the spin-off, the companies will enter into various agreements, including a Separation and Distribution Agreement, Tax Sharing Agreement, Employee Benefits Agreement and Interim Services Agreement. Pursuant to the Employee Benefits Agreement, among other things, MoneyGram will establish a trust comparable to the Viad Employee Equity Trust to receive the shares of MoneyGram common stock that are distributed with respect to the shares of Viad common stock held in the Viad Employee Equity Trust, and hold shares for the benefit of its employees and their beneficiaries. These shares will be used to provide employee benefits.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Pursuant to the Employee Benefits Agreement, each option to purchase shares of Viad common stock will be converted to an adjusted option to purchase the same number of shares of Viad common stock and a new option to purchase the same number of shares of MoneyGram common stock. The exercise price will be adjusted so that the two options have a combined intrinsic value equal to the intrinsic value of the Viad option before taking into account the effect of the distribution. The options will otherwise continue to become exercisable on substantially the same terms and conditions set forth in the original Viad benefit plans, except as otherwise provided in the Employee Benefits Agreement. Each holder of Viad restricted stock will receive a share of MoneyGram restricted stock in the distribution which will be subject to the same vesting requirements, except as otherwise provided in the Employee Benefits Agreement.

      Principles of Consolidation. The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of MoneyGram International Limited (“MIL”), which was a majority-owned subsidiary prior to the acquisition of the remaining minority interest by the Company in January 2003. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

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

      In connection with its PrimeLink business, the Payment Services segment has established separate trust entities and processes that provide certain financial institution customers additional assurance of the Company’s ability to clear their official checks. The assets, liabilities, revenues and expenses associated with these arrangements are consolidated in Viad’s financial statements. Additionally, the Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents. These receivables are sold to a commercial paper conduit and represent a small percentage of the total assets in such conduit. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets and liabilities associated with the conduit, including the sold receivables, are not recorded or consolidated in Viad’s financial statements.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

      Investments Substantially Restricted for Payment Service Obligations. Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments, with the related liabilities classified in the consolidated balance sheets as “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. The Payment Services segment is regulated by various state agencies, which generally require the Payment Services segment to maintain liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments such as teller and agent checks, money orders and money transfers. The Payment Services segment is not regulated by state agencies for its payment service obligations resulting from outstanding cashiers checks, however, the Payment Services segment restricts the funds related to these payment instruments due to contractual arrangements. Due to these regulations and contractual arrangements, a substantial amount of investments, along with the related cash and funds in transit, are not available to satisfy working capital or other financing requirements of the Payment Services segment. Investment securities are included in the consolidated balance sheets under the caption, “Investments substantially restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under the caption, “Funds, agent receivables and current maturities of investments substantially restricted for payment service obligations.” The Payment Services segment has restricted funds equal to payment service obligations and unrestricted funds, agents receivables and investments to the extent those assets exceed all payment service obligations . The following table shows the amount of those assets restricted for payment service obligations and excess unrestricted assets at December 31:

	2003	2002

	(in thousands)
Funds, agent receivables and current maturities of investments	$1,821,020	$1,904,015
Investments(1)	5,973,498	6,268,080

	7,794,518	8,172,095
Amount restricted to cover payment service obligations(2)	(7,421,480)	(7,825,954)

Unrestricted assets	$373,038	$346,141

(1)	Amount excludes the long-term portion of derivative financial instruments of $1.7 million at December 31, 2003 which is included in the consolidated balance sheets under the caption “Investments substantially restricted for payment service obligations.”

(2)	Amount excludes the current liability portions of derivative financial instruments of $104.3 million and $119.8 million at December 31, 2003 and 2002, respectively, which are included in the consolidated balance sheets under the caption “Payment service obligations.”

      At December 31, 2003, all investment securities substantially restricted for payment service obligations were classified as available-for-sale as they are held for indefinite periods of time, including those which may be sold to assist in the clearing of payment service obligations or in the management of investments. These securities are reported at fair market value with unrealized gains and losses, net of tax, included in the consolidated balance sheets as a component of “Accumulated other comprehensive income (loss).” Securities classified as held-to-maturity consist of securities that management has the ability and intent to hold to maturity and are reported at amortized cost. The specific identification method is used to determine the cost basis of securities sold. Interest income and realized gains and losses on the disposition of these investments are included in the consolidated statements of income as “Payment services investment income.”

      Viad’s investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Other asset-backed securities are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card, and airline. Interest income on

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

mortgage-backed and other asset-backed securities for which the risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on mortgage and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method in accordance with EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF Issue No. 99-20 requires that such changes be accounted for prospectively as adjustments of yield.

      Securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments in accordance with SFAS 115 and EITF 99-20. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. Under SFAS 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. The Company evaluates investments rated A and below for impairment under EITF 99-20. When an adverse change in expected cash flows occurs and if the fair value of a security is less that its carrying value, the investment is written down to fair value. Any impairment charges are included in the consolidated statement of income under “Payment services investment income.” Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments.

      As described in Note 9, a Payment Services subsidiary uses swap agreements to fix the rate on a substantial portion of the variable rate commission payments to its financial institution customers of its PrimeLink product and the net proceeds of selling receivables from its bill payment and money order agents. The swap agreements effectively convert such variable rates to fixed rates. The fair value of such swap agreements generally increases when market values of fixed rate, long-term debt investments decline and vice versa. The reported fair value of these derivative financial instruments represents the estimated amount that Viad would pay to counterparties to terminate the swap agreements.

      Normally, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing short-term and long-term investments are expected to be adequate to settle payment service obligations as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $2.1 billion available to assist in the management of investments and the clearing of payment service obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. At December 31, 2003, $2.0 million was outstanding under an overdraft facility. No amounts were outstanding under these arrangements at December 31, 2002.

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

      Incentive and Other Upfront Payments. Viad’s Payment Services subsidiaries make incentive payments to certain money order and money transfer agents and financial institution customers of its PrimeLink products to enter into long-term

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contracts. Payments made are generally refundable in the event of non-performance or cancellation. These payments are deferred and amortized over the life of the related agent or financial institution contracts as management is satisfied that such costs are recoverable through future operations, minimums, penalties or refunds in case of early termination. Amortization expense associated with these payments is recorded under the caption “Costs of services” in the consolidated statements of income.

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

      Revenue Recognition. Viad’s revenue recognition policies are as follows:

      The Payment Services segment derives revenues primarily through transaction fees charged to consumers on the sale of money transfers, retail money order and bill payment products and through investment income earned on investments substantially restricted for the settlement of payment service obligations (primarily official checks and money orders). Transaction fees are nonrefundable and are recognized in the period the item is sold.

      Investment income is recognized as it is earned and includes investment interest and dividends, realized gains and losses on the sale of investments and impairments. Viad includes investment income on investments substantially restricted for payment service obligations in revenues as the generation of investment income is core to the earnings process of its Payment Services segment and is an ongoing major and central operation of this segment.

      The Payment Services segment also earns foreign exchange revenue from the management of foreign exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognized at the time the exchange in funds occurs and is classified as “Payment services transaction fees” in the consolidated statements of income.

      The Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design, construction and refurbishment of exhibit booths. Service revenue is recognized at the time services are performed. Exhibit design and construction revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing.

      Viad’s Travel and Recreation Services businesses recognize revenues at the time services are performed.

      Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans.

      Assuming Viad had recognized compensation cost for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, net income and diluted and basic income per share would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax effects.

	2003	2002	2001

	(in thousands, except
	per share data)
Net income, as reported	$113,902	$57,886	$44,604
Plus: stock-based employee compensation expense recorded under APB 25, net of tax	248	(126)	787
Less: stock-based employee compensation expense determined under the fair value method, net of tax	(6,494)	(7,490)	(6,762)

Pro forma net income	$107,656	$50,270	$38,629

Diluted income per share:
As reported	$1.31	$0.65	$0.50

Pro forma	$1.24	$0.57	$0.44

Basic income per share:
As reported	$1.31	$0.66	$0.51

Pro forma	$1.24	$0.57	$0.44

      For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2003, 2002, and 2001 was $5.33, $8.47, and $7.25 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Expected dividend yield	1.8%	1.3%	1.5%
Expected volatility	30.4%	30.1%	30.4%
Risk-free interest rate	2.66%	4.92%	4.80%
Expected life	5 years	5 years	5 years

      Income Per Common Share. Viad funds its matching contributions to employees’ 401(k) plans through a leveraged Employee Stock Ownership Plan (“ESOP”). ESOP shares are treated as outstanding for income per share calculations. The Employee Equity Trust (the “Trust”) is used to fund certain existing employee compensation and benefit plans. Shares held by the Trust are not considered outstanding for income per share calculations until the shares are released from the Trust.

      Recent Accounting Pronouncements. In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” effective for Viad for revenue arrangements entered into in fiscal periods

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beginning after June 15, 2003. EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Viad’s Convention and Event Services segment derives revenues primarily by providing show services to vendors at conventions and from the design and construction of exhibit booths. Exhibit design and construction revenue is generally accounted for using the completed contract method as contracts are typically completed within three months of contract signing. The adoption of EITF Issue No. 00-21 did not have a material impact on Viad’s financial position or results of operations.

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. Viad’s guarantees principally relate to a parent’s guarantee of a subsidiary’s obligations to a third party and would, therefore, be excluded from liability recognition at inception. The required disclosures pursuant to FIN 45 are included in the notes to consolidated financial statements. The adoption of FIN 45 did not have a material impact on Viad’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB issued Staff Position (“FSP”) 46-6, which delayed the effective application date of FIN 46 for those interests until the end of the first interim or annual period ending after December 15, 2003. In December 2003, the FASB issued FIN 46R, which clarifies definitions and the application of the requirements included in FIN 46. Prior to the adoption of FIN 46R, Viad changed the structure of two of its investments in collateralized debt obligations which would have otherwise required consolidation of the underlying asset securitizations under the new rules. Viad exchanged the structured note for each investment (representing the combined interests in the collateralized debt obligation and an investment-grade security) with the trustee and accepted delivery of the individual securities comprising the structured note. As a result, Viad’s ownership interests in the underlying asset securitizations were reduced such that Viad was no longer considered the primary beneficiary, and therefore, consolidation was not required under FIN 46R. Viad has adopted the required elements of FIN 46R as of December 31, 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on Viad’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for Viad for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 did not have a material impact on Viad’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for Viad for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The new rules establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within its scope be classified as liabilities. Viad adopted SFAS No. 150 on July 1, 2003, and accordingly, reclassified its $4.75 redeemable preferred stock (carrying value of

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$6.7 million) as a long-term liability in the consolidated financial statements. Furthermore, subsequent to the adoption of SFAS No. 150, dividends on the $4.75 preferred stock have been recorded as interest expense in the consolidated financial statements. The adoption of SFAS No. 150 did not have a material effect on Viad’s financial position or results of operations.

      In January 2004, the FASB issued FSP 106-1 on the accounting for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted into law on December 8, 2003. Although SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that recently enacted changes in the law that take effect in future periods be considered in current period liability determination, FSP 106-1 permits the deferral of recognition of the effects of the Act until further authoritative guidance is issued. However, FSP 106-1 requires that the one-time election to defer or not defer the accounting for the effects of the Act must be made before net periodic postretirement benefit costs for the period that includes December 8, 2003 are first included in either interim or annual financial statements. As Viad’s measurement date is November 30, the one-time election is not required until first quarter 2004. As a result, the consolidated financial statements do not include the effects of the Act and consequently the impact on Viad’s future financial position and results of operations cannot presently be determined.

      In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement, which does not change the methodology underlying the measurement of obligations or calculation of expense associated with pension and other postretirement benefit plans, makes several significant changes to the required disclosures about such plans to provide more information about plan assets, obligations, benefit payments, contributions and net benefit costs. The majority of the additional disclosures are required for financial statements with fiscal years ending after December 15, 2003. The required disclosures pursuant to SFAS No. 132 are included in the notes to consolidated financial statements.

      In January 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which set out to provide guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. In subsequent discussions, the EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF Issue No. 03-1 became effective for fiscal years ending after December 15, 2003. The required disclosures pursuant to EITF Issue No. 03-1 are included in the notes to consolidated financial statements.

Note 2. Restructuring Charges, Litigation Settlement and Other Items

      Restructuring Charges. During 2002, the Convention and Event Services segment continued to experience tradeshow shrinkage and further declines in the demand for the design and construction of new exhibits. This decline was due to diminished corporate spending and the continued downturn in the general economy as many exhibitors elected to reuse or refurbish existing exhibits rather than placing new orders. As a result of decreased visibility over revenues and continued uncertainties regarding improvements in the tradeshow industry, the exhibit design and construction business revised its forecasted demand and re-evaluated its manufacturing capacity requirements and cost structure during the fourth quarter of 2002. Accordingly, Viad approved a plan of restructuring and recorded a charge totaling $20.5 million in the fourth quarter of 2002. Of the total restructuring charge, $19.3 million was included in the consolidated statements of income under the caption “Restructuring charges (recoveries)” and $1.2 million relating to consulting fees incurred and the write-down of certain inventories was included under the caption “Costs of services.” Viad recorded the restructuring charge pursuant to the accounting methods contained in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and SEC Staff Accounting Bulletin No. 100, “Accounting for Costs Associated with Exit or Disposal Activities.” Viad did not elect to early adopt the requirements provided in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

      The charges consist of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits related to the elimination of approximately 230 positions across numerous regions, business functions and job classes. The charges also include amounts for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. The inventory write-

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

downs were based on estimated net realizable value. Impairment losses related to fixed assets were determined based on the estimated fair value of the specific assets relative to their carrying amounts. Facility closure and lease termination costs were based on the estimated incremental costs to be incurred and the contractual obligation amounts in connection with the affected facilities under the restructuring plan (less estimated sublease income). In the fourth quarter of 2003, $3.5 million of the 2002 restructuring charge was reversed as certain net costs expected to be incurred will be less than original estimates due to the signing of a tenant at a restructured facility, and an additional $290,000 charge for a lease termination fee related to the revised facility closures noted below. The reversal and the charge were included in the consolidated statements of income under the caption “Restructuring charges (recoveries).” At December 31, 2003, Viad had substantially completed the restructuring activities, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Severance and benefits payments will continue to be made over the varying terms of the individual separation agreements.

      A summary of the 2002 restructuring charge, amounts utilized and remaining accrued liability balance is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination(1)	Impairment	Other	Total

	(in thousands)
Initial restructuring charge	$2,911	$12,814	$4,140	$650	$20,515
Cash payments	–	–		(650)	(650)
Noncash write-downs(2)	–	–	(4,140)	–	(4,140)

Balance at December 31, 2002	2,911	12,814	–	–	15,725
Cash payments	(1,747)	(3,472)	–	–	(5,219)
Additional lease restructuring(3)	–	290	–	–	290
Adjustment to liability(4)	–	(3,500)	–	–	(3,500)

Balance at December 31, 2003	$1,164	$6,132	$–	$–	$7,296

(1)	Amount net of estimated sublease income of $3.9 million (revised to $5.7 million in the fourth quarter 2003).

(2)	Relates primarily to the write-down of leasehold improvements, manufacturing-related equipment and inventory.

(3)	Relates to lease termination fee.

(4)	Relates to adjustment of excess accrual on facility closures.

      In 2001, due to the downturn in the economy and the general decrease in corporate spending, many customers delayed or canceled exhibit construction or elected to refurbish exhibits. Furthermore, general convention attendance declined in response to the uncertain economy and travel concerns. As a result, Viad approved a plan of restructuring and in the third quarter of 2001 recorded restructuring charges totaling $66.1 million, of which 93 percent related to the Convention and Event Services segment. The restructuring charges were associated with the closure and consolidation of certain facilities, severance and other employee benefits of which $3.7 million (relating to the write-down of certain inventories) was included in the consolidated statements of income under the caption “Costs of services.” The remaining $62.4 million was classified under the caption “Restructuring charges (recoveries).” All facilities were closed or consolidated and all positions had been eliminated as of December 31, 2002. Payments under long-term lease obligations, however, will continue to be made over the remaining terms of the leases. In 2003 and 2002, $1.8 million and $413,000, respectively, of the 2001 restructuring charge was reversed as certain actual costs incurred were less than original estimates. The reversals were included in the consolidated statements of income under the caption “Restructuring charges (recoveries).”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      A summary of the 2001 restructuring charges, amounts utilized and remaining accrued liability balance is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination	Impairment	Other	Total

	(in thousands)
Initial restructuring charge	$13,914	$30,252	$20,322	$1,612	$66,100
Cash payments	(6,907)	(2,335)	–	(1,612)	(10,854)
Noncash write-downs(1)	–	–	(20,322)	–	(20,322)

Balance at December 31, 2001	7,007	27,917	–	–	34,924
Cash payments	(5,712)	(8,962)	–	–	(14,674)
Adjustment to severance liability	(413)	–	–	–	(413)
Noncash write-downs(2)	–	(205)	–	–	(205)

Balance at December 31, 2002	882	18,750	–	–	19,632
Cash payments	(406)	(3,732)	–	–	(4,138)
Adjustment to liability	(200)	(1,605)	–	–	(1,805)

Balance at December 31, 2003	$276	$13,413	$–	$–	$13,689

(1)	Relates primarily to the write-down of leasehold improvements, manufacturing and other equipment and inventory.

(2)	Relates to write-off of remaining leasehold improvements.

      Litigation Settlement and Costs. In August 2000, Key3Media Group, Inc. (“Key3Media”), a company spun off by Ziff-Davis Inc., terminated a long-term agreement with GES Exposition Services, Inc. (“GES”) to produce tradeshows. The companies had been involved in litigation regarding the contract termination. The key issues in the litigation related to the interpretation of certain contract terms and the scope of free services required of GES. In 2001, after both sides assessed the business market, the risks and demands of the litigation and the need to move forward on a productive basis, GES and Key3Media agreed to settle the litigation. As a result, Viad recorded a noncash charge totaling $29.3 million ($18.3 million after-tax) in 2001 representing primarily the write-off of net receivables and prepayments made to Key3Media.

      Other Charges. In 2001, Travelers Express recorded a charge totaling $5.0 million ($3.0 million after-tax) resulting from the bankruptcy of a large money order agent.

Note 3. Acquisitions of Businesses

      In January 2003, MoneyGram Payment Systems, Inc., a subsidiary of Travelers Express, acquired the remaining 49 percent minority interest in MIL from Travelex Group Plc. (“Travelex”). MIL, a London-based joint venture between MoneyGram Payment Systems, Inc. and Travelex, provides international sales and marketing services in connection with the money transfer business primarily in Europe, Africa, Asia and Australia. Prior to the acquisition, MoneyGram Payment Systems, Inc. owned a 51 percent interest in MIL.

      As a majority-owned subsidiary, MIL’s financial results were consolidated in Viad’s financial statements prior and subsequent to the acquisition. The total consideration paid to Travelex included a $98.1 million cash payment by MoneyGram Payment Systems, Inc. and a dividend paid by MIL of $8.1 million. At the acquisition date, additional goodwill of $97.5 million was recorded related to the Payment Services segment. The amount of goodwill expected to be deductible for tax purposes is not significant.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      In 2001, Viad paid $865,000 for the remaining minority interest of a small Travel and Recreation Services company it had originally purchased in 1999 (with an additional share acquired in 2000). The purchase price was allocated entirely to goodwill. No acquisitions were made in 2002.

Note 4. Other Investments in Securities

      Viad’s investment securities (excluding securities held by Viad’s Payment Services subsidiaries) which are included in the consolidated balance sheets under the caption, “Other investments in securities,” are used to fund strategic acquisitions, purchase treasury shares or reduce debt obligations. Certain investments with original maturities of three months or less, consisting of money market investments, are also included under this caption.

      A summary of other investments in securities at December 31, 2003 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Money market funds	$46,568	$–	$–	$46,568
Securities classified as available-for-sale:
Mortgage-backed and other asset-backed securities	53,581	99	(1,018)	52,662

	$100,149	$99	$(1,018)	$99,230

      A summary of other investments in securities at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
Money market funds	$38,690	$–	$–	$38,690
Securities classified as available-for-sale:
U.S. Government agencies	50,762	110	–	50,872
Corporate debt securities	55,603	36	–	55,639
Mortgage-backed and other asset-backed securities	100,497	640	–	101,137

	$245,552	$786	$–	$246,338

      The net unrealized holding loss of $561,000 (net of a deferred tax asset of $358,000) at December 31, 2003 and the net unrealized holding gain of $479,000 (net of a deferred tax liability of $307,000) at December 31, 2002, are included in the consolidated balance sheets as a component of “Accumulated other comprehensive income (loss).”

      As required by EITF Issue No. 03-1, the following table is provided to disclose the unrealized losses on available-for-sale investment securities held for which the fair value was below the carrying value for a period of more than twelve months as of December 31, 2003 for the purpose of identifying possible other-than-temporary impairment to these investments.

	Less than		More than
	twelve months		twelve months
					Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(in thousands)
Mortgage-backed and other asset-backed securities	$33,374	$37	$9,031	$981	$42,405	$1,018

      Viad has determined that the unrealized loss greater than 12 months, comprised of a single security, represents temporary impairment. The security is currently being accounted for with regard to income recognition and reviewed for impairment under EITF Issue No. 99-20. The Company determined the expected cash flows that a market participant would use oftentimes require management judgment – particularly in structured asset-backed transactions. Viad has reviewed

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

several cash flow scenarios using various reasonable assumptions and has determined that there has not been an adverse change in cash flow and thus, no other-than-temporary impairment.

      Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations. There were no gains or losses realized during 2003, 2002 or 2001.

Note 5. Investments Substantially Restricted for Payment Service Obligations

      Based upon the application of EITF Issue No. 99-20, the equity method of accounting, and the consolidation of the individual securities within certain structured notes, total impairment losses and interest income adjustments of $32.2 million, $28.9 million and $7.4 million were recorded in 2003, 2002 and 2001 in the consolidated statements of income as “Payment services investment income.” Additionally, the cumulative effect of adopting EITF Issue No. 99-20 as of April 1, 2001 of $3.0 million ($1.9 million after-tax) was recorded in the consolidated statements of income under the caption “Changes in accounting principles.”

      During the first quarter 2003, management determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity for an indefinite period of time due to management’s desire to have more flexibility in managing the investment portfolio. Therefore, on March 31, 2003, Viad reclassified securities in the Payment Services portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer. At December 31, 2003, no securities in the Payment Services portfolio were classified as held-to-maturity. As a result of the reclassification, the Company is prohibited from classifying securities as held-to-maturity for two years following the transfer under the provisions of SFAS No. 115.

      Securities Classified as Available-for-Sale. A summary of securities classified as available-for-sale at December 31, 2003 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$405,378	$6,068	$(405)	$411,041
Obligations of states and political subdivisions	938,693	73,663	(271)	1,012,085
Corporate debt securities	323,747	23,142	(720)	346,169
Mortgage-backed and other asset-backed securities	4,092,067	92,131	(20,926)	4,163,272
Debt securities issued by foreign governments	5,373	320	–	5,693
Preferred stock and other	75,546	1,601	(1,650)	75,497

Securities classified as available-for-sale	$5,840,804	$196,925	$(23,972)	$6,013,757

      A summary of securities classified as available-for-sale at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$197,459	$4,711	$(1)	$202,169
Obligations of states and political subdivisions	715,149	44,420	(1)	759,568
Corporate debt securities	301,283	15,590	(927)	315,946
Mortgage-backed and other asset-backed securities	3,420,415	106,469	(16,415)	3,510,469
Debt securities issued by foreign governments	4,997	127	–	5,124
Preferred stock and other	97,074	583	(5,193)	92,464

Securities classified as available-for-sale	$4,736,377	$171,900	$(22,537)	$4,885,740

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The net unrealized holding gains of $105.5 million (net of a deferred tax liability of $67.5 million) and $91.1 million (net of a deferred tax liability of $58.3 million) at December 31, 2003 and 2002, respectively, are included in the consolidated balance sheets as a component of “Accumulated other comprehensive income (loss).” Gross gains of $26.0 million, $20.6 million, and $15.8 million were realized during 2003, 2002, and 2001, respectively. Gross losses of $3.0 million, $4.1 million, and $3.9 million were realized during 2003, 2002 and 2001, respectively.

      As required by EITF Issue No. 03-1, the following table is provided to disclose the unrealized losses on available-for-sale investment securities held for which the fair value was below the carrying value for a period of more than twelve months as of December 31, 2003 for the purpose of identifying possible other-than-temporary impairments related to these investments.

	Less than		More than
	twelve months		twelve months
					Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
U.S. Government agencies	$81,747	$405	$–	$–	$81,747	$405
Obligations of states and political subdivisions	18,670	271	–	–	18,670	271
Corporate debt securities	38,319	720	–	–	38,319	720
Mortgage-backed and other asset-backed securities	1,383,395	14,554	163,036	6,372	1,546,431	20,926
Preferred stock and other	–	–	8,350	1,650	8,350	1,650

	$1,522,131	$15,950	$171,386	$8,022	$1,693,517	$23,972

      Viad has determined that the unrealized losses reflected above, comprised of 19 securities, represent temporary impairments. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants rather than a fundamental weakness in the credit quality of the issuer or underlying assets.

      Securities Classified as Held-to-Maturity. A summary of securities classified as held-to-maturity at December 31, 2002 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
U.S. Government agencies	$121,233	$11,781	$(104)	$132,910
Obligations of states and political subdivisions	447,155	31,419	–	478,574
Corporate debt securities	18,038	1,212	–	19,250
Mortgage-backed and other asset-backed securities	859,850	28,097	(7,541)	880,406
Debt securities issued by foreign governments	5,416	63	–	5,479

Securities classified as held-to-maturity	$1,451,692	$72,572	$(7,645)	$1,516,619

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Scheduled Maturities. Scheduled maturities of available-for-sale securities at December 31, 2003 are presented below:

	Amortized	Fair
	Cost	Value

	(in thousands)
Due in:
2004	$39,673	$40,259
2005-2008	245,627	255,478
2009-2013	862,680	912,756
2014 and later	525,211	566,495
Mortgage-backed and other asset-backed securities	4,092,067	4,163,272
Preferred stock and other	75,546	75,497

	$5,840,804	$6,013,757

      Actual maturities may differ from scheduled maturities because the borrowers have the right to call or prepay certain obligations, sometimes without penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

Note 6. Property and Equipment

      Property and equipment at December 31 consisted of the following:

	2003	2002

	(in thousands)
Land	$22,565	$21,693
Buildings and leasehold improvements	80,305	78,027
Equipment and other	456,226	451,061

	559,096	550,781
Accumulated depreciation	(308,309)	(302,682)

Property and equipment	$250,787	$248,099

      Depreciation expense was $48.6 million, $49.5 million and $50.0 million for 2003, 2002 and 2001, respectively.

Note 7. Goodwill and Other Intangible Assets

      Upon adoption of SFAS No. 142, Viad completed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. It was determined that no impairment existed for certain intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recognized (retroactively to the January 2002 adoption of SFAS No. 142) related to goodwill at the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment resulted from a change in the criteria for measurement of impairment from an undiscounted to a discounted cash flow method. This impairment is included in the consolidated statements of income under the caption “Changes in accounting principles.” Annual impairment tests were performed as of October 31, 2003 and 2002 resulting in no additional impairment.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      A summary of other intangible assets at December 31, 2003 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Customer lists	$30,110	$(17,565)	$12,545
Patents	13,200	(10,385)	2,815
Other	1,033	(845)	188

	44,343	(28,795)	15,548

Unamortized intangible assets:
Trademarks	13,175	–	13,175
Pension intangible assets	4,115	–	4,115

	17,290	–	17,290

Total other intangible assets	$61,633	$(28,795)	$32,838

      A summary of other intangible assets at December 31, 2002 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Customer lists	$28,874	$(16,236)	$12,638
Patents	13,200	(9,759)	3,441
Other	925	(791)	134

	42,999	(26,786)	16,213

Unamortized intangible assets:
Trademarks	13,175	–	13,175
Pension intangible assets	5,086	–	5,086

	18,261	–	18,261

Total other intangible assets	$61,260	$(26,786)	$34,474

      Intangible asset amortization expense for the years ended December 31, 2003, 2002 and 2001 was $2.0 million, $2.0 million and $2.2 million, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

(in thousands)
2004	$2,062
2005	$2,045
2006	$1,785
2007	$1,783
2008	$1,443

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

		Convention
	Payment	and Event
	Services	Services	Other	Total

	(in thousands)
Balance at January 1, 2002	$297,705	$262,243	$27,417	$587,365
Transitional impairment loss	–	(40,000)	–	(40,000)
Foreign currency translation adjustments	–	1,973	123	2,096

Balance at December 31, 2002	297,705	224,216	27,540	549,461
Goodwill acquired	97,546	–	–	97,546
Foreign currency translation adjustments	276	2,840	2,090	5,206

Balance at December 31, 2003	$395,527	$227,056	$29,630	$652,213

      Amortization expense related to goodwill and intangible assets with indefinite useful lives for the year ended December 31, 2001 was $16.5 million ($14.0 million after-tax) and $393,000 ($246,000 after-tax), respectively.

      Income from continuing operations as reported and as adjusted for the adoption of SFAS No. 142 is presented below:

	2003	2002	2001

	(in thousands, except per
	share data)
Net income	$113,902	$57,886	$44,604
Income from discontinued operations, net of tax	(1,544)	–	–
Changes in accounting principles, net of tax	–	37,739	1,884

Income from continuing operations	112,358	95,625	46,488
Amortization of goodwill and intangible assets with indefinite lives, net of tax	–	–	14,243

Adjusted income from continuing operations	$112,358	$95,625	$60,731

Diluted earnings per share:
Net income	$1.31	$0.65	$0.50
Income from discontinued operations, net of tax	(0.02)	–	–
Changes in accounting principles, net of tax	–	0.44	0.02

Income from continuing operations	1.29	1.09	0.52
Amortization of goodwill and intangible assets with indefinite lives, net of tax	–	–	0.17

Adjusted income from continuing operations	$1.29	$1.09	$0.69

Basic earnings per share:
Net income	$1.31	$0.66	$0.51
Income from discontinued operations, net of tax	(0.02)	–	–
Changes in accounting principles, net of tax	–	0.44	0.02

Income from continuing operations	1.29	1.10	0.53
Amortization of goodwill and intangible assets with indefinite lives, net of tax	–	–	0.17

Adjusted income from continuing operations	$1.29	$1.10	$0.70

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Debt

      Long-term debt at December 31 was as follows:

	2003	2002

	(in thousands)
Senior debt:(1)
Short-term borrowings:
Commercial paper, 1.1% (2003) and 1.7% (2002) weighted average interest rate at December 31	$168,000	$152,000
Promissory notes, 1.7% (2002) weighted average interest rate at December 31	–	21,000
Senior notes, 6.3% (2003) and 6.5% (2002) weighted average interest rate at December 31, due to 2009	35,000	134,968
Guarantee of ESOP debt, floating rate indexed to LIBOR, 0.9% (2003) and 1.2% (2002) at December 31, due 2009	13,435	15,235
Other obligations, 3.6% (2003) and 4.0% (2002) weighted average interest rate at December 31, due to 2016	16,505	19,951

	232,940	343,154
Subordinated debt, 10.5% debentures, due 2006	18,503	18,503

	251,443	361,657
Current portion	(21,211)	(103,995)

Long-term debt	$230,232	$257,662

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit used to support short-term borrowings.

      Viad satisfies its short-term borrowing requirements with bank lines of credit and the issuance of commercial paper and promissory notes. There were no amounts outstanding under short-term bank loans payable at December 31, 2003 or 2002.

      Viad has credit facilities totaling $475 million to support various letters of credit and a Canadian credit facility. The $475 million includes a $225 million five-year facility and a $250 million 364-day facility. The interest rate applicable to borrowings under the credit facilities is indexed to the London Interbank Offering Rate, plus appropriate spreads. The facilities also provide for commitment fees. Such spreads and fees will change moderately should Viad’s debt ratings change. On August 29, 2003, Viad’s 364-day short-term revolving credit facility was amended. The total amount of the lenders’ commitments was increased from $168 million to $250 million under similar terms and the commitment termination date of each eligible lender was extended to August 27, 2004. In addition, a provision was added which requires the absence of material adverse change as a condition of converting any outstanding borrowings to a term loan. Short-term borrowings totaling $168.0 million and $173.0 million at December 31, 2003 and 2002, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable long-term and short-term credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $236.0 million at December 31, 2003. Borrowings under the facilities are subject to various covenants, including standard equity and other financial ratio calculations, among others. The borrowings are also subject to increases in borrowing costs if debt ratings are not maintained at current levels. Default under the covenants relating to any of Viad’s debt agreements could result in cross defaults to other debt agreements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Annual maturities of long-term debt due in the next five years will approximate $21.2 million (2004), $179.1 million (2005), $19.6 million (2006), $984,000 (2007), $916,000 (2008) and $29.6 million thereafter. Included in the year 2005 is $168.0 million which represents the maturity of short-term borrowings, assuming the borrowings were due under the five-year facility and one-year term out provisions of the 364-day facility.

      The weighted average interest rate on total debt excluding interest expense unrelated to debt obligations was 3.7 percent, 4.9 percent, and 5.8 percent for 2003, 2002, and 2001, respectively.

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

      The estimated fair value of total debt was $255.6 million and $367.7 million at December 31, 2003 and 2002, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. The carrying values of the commercial paper and promissory notes were assumed to approximate fair values due to their short-term maturities.

Note 9. Derivative Financial Instruments

      Viad uses derivative financial instruments as part of its risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. Derivatives are not used for speculative purposes.

      A portion of Viad’s Payment Services business involves the payment of variable-rate commissions to financial institution customers of its PrimeLink program. In addition, a Payment Services subsidiary has agreements to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from money order agents in an amount not to exceed $450 million. The agreement expires in June 2006. The receivables, sold at a discount based on short-term variable interest rates, are sold in order to accelerate Payment Services’ cash flow for investment in permissible securities as described in Note 5. The balance of sold agent receivables as of December 31, 2003 and 2002 was $329 million and $358 million, respectively. The average agent receivables sold approximated $428 million, $440 million, and $444 million during 2003, 2002 and 2001, respectively. The Company has entered into interest rate swaps to hedge the change in these short-term interest rates. The swaps are accounted for as cash flow hedges. The expense of selling the agent receivables, discounted based on short-term variable interest rates including the related swap cost was $18.5 million, $29.5 million, and $30.1 million in 2003, 2002, and 2001, respectively, and is included under the caption “Costs of services” in the consolidated statements of income.

      Variable-to-fixed derivative financial instruments (swap agreements) have been entered into to mitigate the effects of fluctuations on commission expense and on the net proceeds from agent receivable sales. The notional amount of the variable-to-fixed swap agreements totaled $3.062 billion at December 31, 2003, with an average pay rate of 5.0 percent and an average receive rate of 0.9 percent. The variable-rate portion of the swaps is generally based on Treasury bill, federal funds, or commercial paper rates. The agreements expire as follows: $350 million (2004), $975 million (2005), $620 million (2006), $975 million (2007), $100 million (2008), $10 million (2009), $10 million (2010) and $22 million (2011).

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

      On January 1, 2001, Viad adopted SFAS No. 133, and, subsequently, its related amendments and interpretations. SFAS No. 133 requires that entities record all derivatives as either assets or liabilities, measured at fair value (representing the

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated amount Viad would pay to counterparties to terminate the swap agreements), with the change in fair value of the derivative recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. Viad’s swap agreements have been designated and qualify as cash flow hedges. The length of time over which future cash flows are hedged ranges from one to eight years.

      Upon the adoption of SFAS No. 133, Viad recorded a liability of $12.3 million (representing the fair value of Viad’s swap agreements), a corresponding deferred tax asset of $4.8 million, and a transition adjustment of $7.5 million reflected in other comprehensive income. At December 31, 2003 and 2002, the current liability portions of the fair value of the swap agreements totaling $104.3 million and $119.8 million, respectively, are included under the caption “Payment service obligations.” The noncurrent liability portions of the swap agreements totaling $71.1 million and $126.5 million at December 31, 2003 and 2002, respectively, are included under the caption, “Derivative financial instruments.” The long-term asset portion of the swap agreements of $1.7 million at December 31, 2003 is included under the caption, “Investments substantially restricted for payment service obligations.”

      The effective portion of the change in fair values of derivatives that qualify as cash flow hedges under SFAS No. 133 is recorded in other comprehensive income. Amounts receivable or payable under the swap agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. The net amount estimated to be reclassified from other comprehensive income to net income is $104.3 million in 2004. Amounts reclassified are included in the consolidated statements of income under the caption “Costs of services.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges was not material. No cash flow hedges were discontinued during the year.

      Viad uses fair value hedges to mitigate the risk of fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included consistent with the hedged transaction in the consolidated statements of income, primarily as “Payment services investment income.” The Company uses the “shortcut” method prescribed by SFAS No. 133, and therefore, assumes no ineffectiveness. The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. Realized gains of $2.1 million were recognized on fair value hedges discontinued during the year ended December 31, 2003. No fair value hedges were discontinued during the year ended December 31, 2002.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Income Per Share

      The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations:

	2003	2002	2001

	(in thousands, except per share data)
Income from continuing operations	$112,358	$95,625	$46,488
Preferred stock dividends(1)	(572)	(1,141)	(1,137)

Income available to common stockholders	$111,786	$94,484	$45,351

Average outstanding common shares	86,223	86,178	85,503
Additional dilutive shares related to stock-based compensation	396	538	819

Average outstanding and potentially dilutive common shares	86,619	86,716	86,322

Diluted income per share from continuing operations	$1.29	$1.09	$0.52

Basic income per share from continuing operations	$1.29	$1.10	$0.53

(1)	Effective July 1, 2003, Viad adopted SFAS No. 150 which requires that the Company categorize its $4.75 preferred stock subject to mandatory redemption as a separate liability in its consolidated balance sheets. In addition, dividends paid on preferred stock that were previously charged directly against retained income, effective third quarter 2003 were recorded as interest expense and thereby already included as a component of income from continuing operations. Consequently, no adjustment to income from continuing operations was made after the adoption of SFAS No. 150.

      Options to purchase 3,432,258, 3,590,806, and 2,643,598 shares of common stock were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted income per share because the effect would be antidilutive.

Note 11.	$4.75 Preferred Stock Subject to Mandatory Redemption and Preferred Stock Purchase Rights

      At December 31, 2003, Viad had 442,352 authorized shares of $4.75 preferred stock subject to mandatory redemption provisions with a stated value of $100 per share, of which 328,352 shares were issued. Of the total shares issued, 234,983 were outstanding and 93,369 were held by Viad at a net carrying value of $6.7 million. The $4.75 preferred stock is subject to mandatory redemption provisions through annual cumulative sinking fund requirements of 6,000 shares per year, which are currently satisfied from the shares held by Viad. The outstanding shares held by others are scheduled for redemption in the years 2019 to 2058 and have a liquidation preference of $100 per share (aggregate liquidation preference of $23.5 million) in the event of any involuntary liquidation, dissolution or winding up of the Company. The $4.75 preferred stock may also be redeemed prior to scheduled redemption at the option of the Company expressed by resolution of the Board of Directors at a call price of $101 per share (aggregate redemption amount of $23.7 million).

      On July 1, 2003, Viad adopted SFAS No. 150 and, accordingly, the $4.75 preferred stock was classified as a liability under the caption “$4.75 Preferred stock subject to mandatory redemption” in the consolidated balance sheets. In addition, dividends of $572,000 on the $4.75 preferred stock declared subsequent to the adoption of SFAS No. 150 have been included as interest expense in the consolidated statements of income. In periods prior to July 1, 2003, dividends on the $4.75 preferred stock were reported as an adjustment to income to compute income available to common stockholders.

      On July 29, 2003, Viad announced its intention to redeem the $4.75 preferred stock concurrent with the proposed spin-off of the Payment Services business (see Note 1).

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Viad has reserved 1.1 million shares of Junior Participating Preferred Stock for issuance in connection with the Rights. The Rights will expire in February 2012.

      In addition, Viad has authorized 5.0 million and 2.0 million shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

Note 12.	Common Stock and Other Equity

      Viad funds its matching contributions to employees’ 401(k) plans through the ESOP. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

      In 1989, the ESOP borrowed $40.0 million to purchase treasury shares from Viad. The ESOP’s obligation to repay this borrowing is guaranteed by Viad; therefore, the unpaid balance of the borrowing ($13.4 million and $15.2 million at December 31, 2003 and 2002, respectively) has been reflected in the accompanying consolidated balance sheets as “Long-term debt.” The same amounts, representing unearned employee benefits, have been recorded as a reduction of common stock and other equity. The liability is reduced as the ESOP repays the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP intends to repay the loan (plus interest) using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.

      Information regarding ESOP transactions for the years ended December 31 was as follows:

	2003	2002	2001

	(in thousands)
Amounts paid by ESOP for:
Debt repayment	$1,800	$1,690	$1,750
Interest	162	269	678
Amounts received from Viad as:
Dividends	$573	$645	$727
Contributions	1,389	1,314	1,649

      Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the plan or 80 percent of the cumulative expense that would have been recognized under the shares allocated method, in accordance with EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad has recorded expense of $1.4 million, $1.3 million, and $1.7 million in 2003, 2002, and 2001, respectively.

      Unallocated shares held by the ESOP totaled 1,464,000 and 1,663,000 at December 31, 2003 and 2002, respectively. Shares allocated during 2003 and 2002 totaled 199,000 and 197,000, respectively.

      In 1992, Viad sold treasury stock to the Employee Equity Trust in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note ($18.0 million at December 31, 2003) and dividend and interest transactions are eliminated in consolidation. The fair market value ($46.8 million and $52.9 million at December 31, 2003 and 2002, respectively) of the 1,872,786 and 2,365,901 remaining shares held by the Trust at December 31, 2003 and 2002, respectively, representing unearned employee benefits, is shown as a deduction from common stock and other equity and is reduced as employee benefits are funded. The difference between the cost and fair value of shares held is included in additional capital.

      On December 31, 2003, the Company contributed 195,250 shares of Viad common stock held in the Trust to the Viad Corp Medical Plan Trust. At the Company’s closing stock price on the day of transfer, the contribution totaled $4.9 million and will be used by the Viad Corp Medical Plan Trust to fund certain postretirement benefits.

      At December 31, 2003, retained income of $290.7 million was unrestricted for the payment of dividends by Viad.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13.	Stock-Based Compensation

      In 1997, stockholders adopted the Viad Corp Omnibus Incentive Plan (“Omnibus Plan”). The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance-based awards. The number of shares of Viad common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in such year shall be added to the shares available for grant in any subsequent calendar year.

      Stock options are granted for terms of ten years at an exercise price based on the market value at the date of grant, and in calendar years 2002 and prior, are exercisable 50 percent after one year with the balance exercisable after two years from the date of grant. Stock options granted in 2003 are exercisable one third after one year, two thirds after two years and the balance after three years from the date of grant. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

      Restricted stock and performance-based restricted stock awards of 415,700 shares were granted in 2003 at a weighted average price (based on fair market value at date of grant) of $20.51. The restricted stock awards vest three years from the date of grant. Performance-based restricted stock awards granted in 2003 vested one third after the first year and will vest two thirds after two years and the balance after three years from the date of grant because incentive performance targets established in the year of grant were achieved (at target levels for executives other then one executive who earned 50% of his award). Future vesting is subject generally to continued employment with Viad or its operating companies. However, if performance targets had not been achieved, 100 percent of the grant would have been forfeited. In 2002 and 2001, Viad granted 386,000 shares and 340,600 shares at a weighted average price of $27.32 and $21.69, respectively, of restricted stock and performance-driven restricted stock (“PDRS”). PDRS granted in 2002 has been earned because incentive performance targets established in the year of grant have been achieved. Full ownership of shares could vest on an accelerated basis if performance targets established for 2002, 2003 and 2004 are met at certain achievement levels. Depending upon the achievement level, awards may be earned three or four years from the date of the grant. Vesting is generally subject to continued employment with Viad or its operating companies. If performance targets had not been achieved, 100 percent of the grant would have been forfeited. For PDRS granted in 2001, 25 percent of the shares will vest in 2005 and 75 percent of the shares will vest in 2006 based on achievement of certain long-term incentive performance targets. Holders of restricted stock, performance-based restricted stock, and performance-driven restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

      Viad applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based and restricted stock awards, which gave rise to compensation expense aggregating $8.0 million, $4.5 million, and $1.3 million in 2003, 2002, and 2001, respectively. Refer to Note 1 for a discussion of the pro forma impact of stock options on reported net income.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Information with respect to stock options for the years ended December 31 is as follows:

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at December 31, 2000	5,797,290	$18.09	4,451,659
Granted	2,006,617	23.80
Exercised	(1,739,109)	12.10
Canceled	(414,130)	25.61

Options outstanding at December 31, 2001	5,650,668	21.40	3,466,201
Granted	1,082,217	27.01
Exercised	(703,923)	16.12
Canceled	(568,497)	25.30

Options outstanding at December 31, 2002	5,460,465	22.80	3,711,237
Granted	937,150	20.57
Exercised	(297,865)	13.84
Canceled	(469,291)	24.61

Options outstanding at December 31, 2003	5,630,459	22.73	4,322,053

      The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of Exercise		Remaining	Average		Average
Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 5.51 to $20.46	1,060,960	2.6 years	$15.16	1,048,960	$15.10
$20.51 to $22.27	1,338,267	8.7 years	20.56	458,759	20.61
$22.48 to $25.05	1,048,360	5.2 years	24.57	1,024,860	24.57
$25.20 to $26.39	953,272	7.0 years	25.22	944,772	25.22
$27.32 to $29.50	1,229,600	7.1 years	28.10	844,702	28.46

$ 5.51 to $29.50	5,630,459	6.3 years	22.73	4,322,053	22.75

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14. Income Taxes

      Deferred income tax assets (liabilities) included in the consolidated balance sheets at December 31 related to the following:

	2003	2002

	(in thousands)
Deferred tax assets:
Deferred income	$2,919	$3,753
Pension, compensation and other employee benefits	62,087	56,991
Revaluation of investments	24,889	12,430
Provisions for losses	40,458	48,397
Unrealized loss on derivative financial instruments	68,072	96,070
State income taxes	17,994	21,227
Tax credit carryforwards	42,475	30,772
Other deferred income tax assets	11,953	16,011

	270,847	285,651

Deferred tax liabilities:
Property and equipment	(30,082)	(28,855)
Unrealized gain on securities classified as available-for-sale	(67,094)	(57,134)
Other deferred income tax liabilities	(38,470)	(28,769)

	(135,646)	(114,758)

Foreign deferred tax liabilities included above	11,855	10,748

United States deferred tax assets	$147,056	$181,641

      The $42.5 million of tax credit carryforwards at December 31, 2003 consist of $6.9 million of foreign tax credit carryforwards that expire in 2005 and 2006, $13.3 million of general business credit carryforwards that expire in 2011 through 2012 and 2018 through 2022, and $22.3 million of alternative minimum tax carryforwards that can be carried forward indefinitely.

      Income tax expense (benefit) for the years ended December 31 consisted of the following:

	2003	2002	2001

	(in thousands)
Current:
United States:
Federal	$2,803	$4,700	$15,739
State	5,788	21,224	7,259
Foreign	5,949	10,041	9,094

	14,540	35,965	32,092
Deferred	29,895	(6,302)	(39,202)

Income tax expense (benefit)	$44,435	$29,663	$(7,110)

      Certain tax benefits related primarily to stock option exercises and dividends paid to the ESOP totaling $1.0 million, $2.6 million, and $6.7 million in 2003, 2002, and 2001, respectively, were credited to common stock and other equity.

      Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates for the years ended December 31 is as follows:

	2003		2002		2001

	(in thousands)
Computed income taxes at statutory federal income tax rate of 35%	$54,878	35.0%	$43,851	35.0%	$13,782	35.0%
Nondeductible goodwill amortization	–	0.0%	–	0.0%	3,443	8.7%
State income taxes	5,034	3.2%	13,126	10.5%	1,525	3.9%
Other, net	5,021	3.2%	(5,612)	(4.5)%	368	0.9%

Provision for income taxes before the effect of tax-exempt income	64,933	41.4%	51,365	41.0%	19,118	48.5%
Tax-exempt income	(20,498)	(13.1)%	(21,702)	(17.3)%	(26,228)	(66.6)%

Income tax expense (benefit)	$44,435	28.3%	$29,663	23.7%	$(7,110)	(18.1)%

      United States and foreign income before income taxes and changes in accounting principles for the years ended December 31 was as follows:

	2003	2002	2001

	(in thousands)
United States	$127,987	$96,446	$15,497
Foreign	28,806	28,842	23,881

Income before income taxes	$156,793	$125,288	$39,378

Note 15.	Pension and Other Postretirement Benefits

      Pension Benefits. Viad has trusteed, noncontributory pension plans that cover certain employees. Pension benefits are supplemented, in most cases, by defined matching company stock contributions to employees’ 401(k) plans as described in Note 12. In addition, Viad retained the obligations for pension benefits for employees of certain sold businesses. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Effective December 31, 2003, benefits under the cash accumulation formula ceased accruing with no change in benefits earned through this date. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded.

      Net periodic pension cost for defined benefit plans for the years ended December 31 includes the following components:

	2003	2002	2001

	(in thousands)
Service cost	$2,974	$2,827	$2,592
Interest cost	12,438	12,334	12,144
Expected return on plan assets	(10,665)	(13,245)	(13,538)
Amortization of prior service cost	724	786	955
Recognized net actuarial loss	1,992	462	344

Net periodic pension cost	$7,463	$3,164	$2,497

      Additionally, with the Company’s freezing of future benefits under the cash accumulation account formula, a curtailment gain of $3.8 million was recorded on December 31, 2003 and is not reflected in the table above.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Contributions to multiemployer pension plans totaled $15.8 million, $16.6 million, and $14.6 million in 2003, 2002, and 2001, respectively. Costs of 401(k) defined contribution and other pension plans totaled $2.0 million, $2.3 million, and $2.1 million in 2003, 2002, and 2001, respectively.

      The following table indicates the plans’ funded status and amounts recognized in Viad’s consolidated balance sheets at December 31:

	Funded Plans		Unfunded Plans

	2003	2002	2003	2002

	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$139,619	$129,784	$50,732	$46,235
Service cost	1,369	1,343	1,605	1,484
Interest cost	9,178	9,079	3,260	3,255
Plan amendments	–	–	–	32
Actuarial adjustments	8,673	7,647	2,860	2,726
Curtailments	(1,127)	–	–	–
Benefits paid	(8,212)	(8,234)	(3,052)	(3,000)

Benefit obligation at end of year	149,500	139,619	55,405	50,732

Change in plan assets:
Fair value of plan assets at beginning of year	107,097	121,487	–	–
Actual return on plan assets	7,715	(6,197)	–	–
Company contributions	–	41	3,052	3,000
Benefits paid	(8,212)	(8,234)	(3,052)	(3,000)

Fair value of plan assets at end of year	106,600	107,097	–	–

Funded status	(42,900)	(32,522)	(55,405)	(50,732)
Unrecognized prior service cost (reduction)	314	(3,794)	5,450	6,529
Unrecognized actuarial loss	61,930	52,893	14,213	11,887

Net amount recognized	$19,344	$16,577	$(35,742)	$(32,316)

Information for Pension Plans with an Accumulated Benefit Obligation Excess.

	Funded Plans		Unfunded Plans

	2003	2002	2003	2002

	(in thousands)
Projected benefit obligation	$149,500	$139,619	$55,405	$50,732
Accumulated benefit obligation	149,500	138,201	47,573	42,194
Fair value of plan assets	106,600	107,097	–	–

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The total amounts recognized in Viad’s consolidated balance sheets at December 31 were as follows:

	Funded Plans		Unfunded Plans

	2003	2002	2003	2002

	(in thousands)
Net accrued pension liability	$(42,900)	$(31,104)	$(47,692)	$(42,450)
Intangible asset	314	360	3,801	4,726
Deferred tax asset	24,152	16,562	3,178	1,893
Accumulated other comprehensive income	37,778	30,759	4,971	3,515

Net amount recognized	$19,344	$16,577	$(35,742)	$(32,316)

      Viad’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	2003	2002

Equity securities	54.4%	53.2%
Fixed income securities	35.3%	34.1%
Real estate	7.0%	9.2%
Other	3.3%	3.5%

Total	100.0%	100.0%

      Viad employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non U.S. stocks, as well as growth and value. Other assets such as real estate and cash are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

      Viad utilizes a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

      The Company presently anticipates contributing $2.2 million to its funded pension plans and $3.1 million to its unfunded pension plans in 2004.

      Postretirement Benefits Other Than Pensions. Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for such benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans. As described in Note 12, on December 31, 2003, Viad contributed 195,205 shares of Viad stock valued at $4.9 million to the Viad Corp Medical Plan Trust to fund certain postretirement benefits.

      On January 12, 2004, the FASB issued FSP No. FAS 106-1 on the accounting for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted into law on December 8, 2003. The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. While Viad anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions, there is significant uncertainty in determining the financial impact on Viad’s plans until further authoritative guidance is issued.

      Although SFAS No. 106 requires that recently enacted changes in the law that take effect in future periods be considered in current period liability determination, FSP FAS 106-1 permits the deferral of recognition of the effects of the

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Act until further authoritative guidance is issued. However, FSP FAS 106-1 requires that the one-time election to defer or not defer the accounting for the effects of the Act must be made before net periodic postretirement benefit costs for the period that includes December 8, 2003 are first included in either interim or annual financial statements. As Viad’s measurement date is November 30, the one-time election is not required until first quarter 2004. As a result, the consolidated financial statements do not include the effects of the Act.

      The net periodic postretirement benefit cost for the years ended December 31 included the following components:

	2003	2002	2001

	(in thousands)
Service cost	$590	$428	$332
Interest cost	2,905	2,725	2,591
Expected return on plan assets	(149)	(148)	(383)
Amortization of prior service cost	(959)	(959)	(643)
Recognized net actuarial loss (gain)	1,073	713	(82)

Net periodic postretirement benefit cost	$3,460	$2,759	$1,815

      The status of the plans as of December 31 is set forth below:

	2003	2002

	(in thousands)
Change in accumulated benefit obligation:
Benefit obligation at beginning of year	$46,206	$36,573
Service cost	590	428
Interest cost	2,905	2,725
Actuarial adjustments	248	12,808
Plan amendments	–	(3,636)
Benefits paid	(2,597)	(2,692)

Benefit obligation at end of year	47,352	46,206

Change in plan assets:
Fair value of plan assets at beginning of year	5,616	5,583
Actual return on plan assets	–	33
Company contributions	7,478	2,692
Benefits paid	(2,597)	(2,692)

Fair value of plan assets at end of year	10,497	5,616

Funded status	(36,855)	(40,590)
Unrecognized prior service cost (reduction)	(7,906)	(8,865)
Unrecognized net actuarial loss (gain)	16,606	17,281

Accrued postretirement benefit cost	$(28,155)	$(32,174)

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $4.7 million and the ongoing annual expense by approximately $454,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $4.1 million and the ongoing annual expense by approximately $387,000.

      Viad’s postretirement benefit weighted-average asset allocation was approximately 46.5 percent and 53.5 percent in equity securities and private equity securities, respectively, at December 31, 2003, and entirely in private equity securities at December 31, 2002.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The Company presently anticipates contributing $2.6 million to its other postretirement benefit plans in 2004.

      Measurement Date. Viad utilizes a November 30 measurement date for its pension and other postretirement benefit plans.

      Weighted Average Assumptions. Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension
	Benefits		Other Benefits

	2003	2002	2003	2002

Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

      Weighted average assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	Pension
	Benefits		Other Benefits

	2003	2002	2003	2002

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	8.75%	10.00%	3.75%	3.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

      The assumed health care cost trend rate used in measuring both the 2003 and 2002 accumulated postretirement benefit obligation was 10 percent in the year 2003, declining one percent each year to the ultimate rate of five percent by the year 2008 and remaining at that level thereafter.

Additional information:

	Pension Benefits

	2003	2002

	(in thousands)
Increase in minimum liability included in other comprehensive income	$8,475	$20,535

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      At December 31, 2003, Viad’s future minimum rental payments and related sublease rentals receivable with respect to noncancelable operating leases with terms in excess of one year were as follows:

		Rentals
		Receivable
	Rental	Under
	Payments	Subleases

	(in thousands)
2004	$30,403	$4,464
2005	28,121	3,977
2006	23,103	3,200
2007	20,420	2,465
2008	15,483	2,232
Thereafter	53,782	5,191

Total	$171,312	$21,529

      Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2003	2002	2001

	(in thousands)
Minimum rentals	$41,255	$40,665	$40,002
Sublease rentals	(4,120)	(3,086)	(2,607)

Total rentals, net	$37,135	$37,579	$37,395

Note 17. Litigation, Claims and Other Contingencies

      Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Certain of these pending legal actions are or purport to be class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability at December 31, 2003, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, will not have a material effect on Viad’s financial statements.

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

      As of December 31, 2003, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at December 31, 2003 would be $54.8 million. At December 31, 2003, the aggregate guarantees related to leased facilities were $32.7 million, and expire through January 2015. At December 31, 2003, the aggregate guarantees related to credit or loan arrangements with banks were $22.1 million of which, $2.1 million is subject to an ongoing guarantee by Viad which has no expiration date and $20.0 million is subject to an ongoing guarantee by Viad’s Payment Services subsidiary commensurate with its subsidiary’s credit facility which has no expiration date. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The Payment Services segment has agreements with certain investors to provide funds related to investments in collateralized private equity obligations. As of December 31, 2003, the total amount of unfunded commitments related to these agreements was $15.1 million.

Note 18. Segment Information

      Viad measures profit and performance of its operations on the basis of operating income before restructuring recoveries/charges and other items. Consolidated revenues and operating income reflect the elimination of intersegment sales and transfers. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments.

      Viad’s two reportable segments are Payment Services and Convention and Event Services. The Payment Services segment sells money orders through agents, and performs official check and negotiable instrument clearing services for banks and credit unions. In addition, the segment provides consumer money wire transfer services throughout the world. The Convention and Event Services segment provides decorating, installation and dismantling, and electrical, transportation and management services for conventions, tradeshows, associations and other corporate events; and designs and builds convention, tradeshow, museum and other exhibits and displays throughout the world.

      The remaining categories represent Travel and Recreation Services businesses below reportable segment quantitative thresholds, and corporate activities. These categories are presented to reconcile to total results. Travel and Recreation Services includes Viad’s Canadian travel tour service subsidiary, which operates tours and charters in the Canadian Rockies, conducts hotel operations and snowcoach tours of the Columbia Icefield and offers gondola rides of Sulphur Mountain; and Glacier Park, Inc., which operates historic lodges in and around Glacier National Park.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables:

	2003	2002	2001

	(in thousands)
Revenues:
Payment Services	$801,625	$773,619	$706,525
Convention and Event Services	717,265	786,233	884,044

Reportable segments	1,518,890	1,559,852	1,590,569
Travel and Recreation Services	53,203	58,253	61,453

	$1,572,093	$1,618,105	$1,652,022

Operating income before restructuring recoveries (charges) and other items(1):
Payment Services	$114,972	$125,520	$122,400
Convention and Event Services	44,867	36,454	32,563

Reportable segments	159,839	161,974	154,963
Travel and Recreation Services	10,475	13,743	14,698

Subtotal, ongoing operations	170,314	175,717	169,661
Corporate activities	(12,571)	(17,114)	(12,029)

	157,743	158,603	157,632
Other investment income	2,922	10,531	5,652
Interest expense	(8,777)	(19,268)	(25,936)
Restructuring recoveries (charges) and other items:
Payment Services	–	(440)	(5,947)
Convention and Event Services	5,015	(18,582)	(87,045)
Corporate	–	80	(3,652)
Minority interests	(110)	(5,636)	(1,326)

Income before income taxes	$156,793	$125,288	$39,378

(1)	Includes amortization of goodwill and other intangible assets for 2001 of $8.2 million for the Payment Services segment; $7.8 million for the Convention and Event Services segment; and $856,000 for Travel and Recreation Services.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2003	2002	2001

	(in thousands)
Assets:
Payment Services(1)	$8,404,493	$8,725,497	$7,438,634
Convention and Event Services	412,300	431,384	497,216

Reportable segments	8,816,793	9,156,881	7,935,850
Travel and Recreation Services	107,549	88,590	76,709

Subtotal, ongoing operations	8,924,342	9,245,471	8,012,559
Corporate and other	297,813	429,958	362,740

	$9,222,155	$9,675,429	$8,375,299

Depreciation and amortization:(2)
Payment Services	$28,108	$26,690	$31,680
Convention and Event Services	15,600	18,963	30,965

Reportable segments	43,708	45,653	62,645
Travel and Recreation Services	4,554	3,570	4,219

Subtotal, ongoing operations	48,262	49,223	66,864
Corporate and other	2,347	2,260	2,232

	$50,609	$51,483	$69,096

Capital expenditures:
Payment Services	$27,128	$26,842	$32,225
Convention and Event Services	13,164	11,226	15,143

Reportable segments	40,292	38,068	47,368
Travel and Recreation Services	2,244	2,045	1,997

Subtotal, ongoing operations	42,536	40,113	49,365
Corporate and other	127	114	418

	$42,663	$40,227	$49,783

(1)	Includes investments substantially restricted for payment service obligations of $7.8 billion (2003), $8.2 billion (2002), and $6.9 billion (2001).

(2)	For 2001, includes amortization of goodwill and other intangible assets of $8.2 million for the Payment Services segment; $7.8 million for the Convention and Event Services segment; and $856,000 for Travel and Recreation Services.

      Geographic Areas. Viad’s foreign operations are located principally in Canada and Europe. Payment Services foreign revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Convention and Event Services revenues are designated as foreign based on the customers country of origin. Long-lived assets are attributed to domestic or foreign based principally on physical location of the assets. Long-lived assets consist

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of “Property and equipment” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	2003	2002	2001

	(in thousands)
Revenues:
United States	$1,356,102	$1,434,160	$1,485,261
Foreign	215,991	183,945	166,761

Total revenues	$1,572,093	$1,618,105	$1,652,022

Long-lived assets:
United States	$239,730	$243,298	$270,292
Foreign	74,488	62,880	57,903

Total long-lived assets	$314,218	$306,178	$328,195

Note 19. Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
2003
Revenues:(1)	$414,349	$439,830	$368,811	$349,103

Operating income:
Ongoing operations(2)	$37,172	$59,517	$38,748	$34,877
Corporate activities(3)	(3,859)	(2,944)	(4,904)	(864)
Restructuring recoveries(4)	–	1,276	200	3,539

Operating income	$33,313	$57,849	$34,044	$37,552

Income from continuing operations	$22,031	$40,868	$23,292	$26,167
Net income(5)	22,031	40,868	24,836	26,167
Diluted net income per common share:
Income from continuing operations	0.25	0.47	0.27	0.30
Net income(5)	0.25	0.47	0.29	0.30
Basic net income per common share:
Income from continuing operations	0.25	0.47	0.27	0.30
Net income(5)	0.25	0.47	0.29	0.30

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
2002
Revenues:(1)	$438,822	$404,401	$412,649	$362,233

Operating income:
Ongoing operations(2)	$46,326	$52,461	$50,618	$26,312
Corporate activities(3)	(4,126)	(6,307)	(3,989)	(2,692)
Restructuring recoveries (charges)(4)	–	–	413	(19,355)

Operating income	$42,200	$46,154	$47,042	$4,265

Net income (loss)(6)	$(9,343)	$29,715	$32,257	$5,257
Diluted net income (loss) per common share	(0.11)	0.34	0.37	0.06
Basic net income (loss) per common share	(0.11)	0.34	0.37	0.06

(1)	Includes investment impairment losses and adjustments for 2003 as follows; $20.8 million (first quarter), and $11.4 million (fourth quarter). Includes similar losses and adjustments for 2002 as follows; $6.2 million (first quarter) $4.1 million (second quarter), $5.3 million (third quarter), and $13.3 million (fourth quarter).

(2)	Represents revenues less costs of services and costs of products sold.

(3)	In the second quarter 2002, Viad recorded a charge of $2.5 million for legal, investment banking and other costs incurred in connection with a contemplated initial public offering of Travelers Express. Additionally, in the second, third and fourth quarters of 2003 charges of $650,000, $1.9 million and $1.2 million, respectively, were recorded in preparation for the spin-off of Travelers Express. Offsetting these costs in the fourth quarter 2003 was a curtailment gain of $1.4 million relating to the freezing of Viad’s defined benefit pension plan as well as a decrease in certain other administrative expenses.

(4)	Viad recorded restructuring charges totaling $62.4 million in 2001, of which $413,000 was reversed in the third quarter 2002 as certain actual costs incurred were less than original estimates. In the fourth quarter 2002, Viad recorded additional restructuring charges totaling $19.3 million associated with the closure and consolidation of certain facilities, severance and other employee benefits. In the second quarter 2003, $1.3 million of the 2001 restructuring charge was reversed as certain actual costs incurred were less than original estimates and in the third and fourth quarters of 2003 an additional $200,000 and $3.5 million, respectively, of costs were reversed.

(5)	In the third quarter 2003, Viad recorded $2.5 million ($1.5 million after-tax) of income from discontinued operations due to a reduction in the estimated obligations associated with a previously sold business.

(6)	Effective in the first quarter 2002, upon adoption of SFAS No. 142, Viad recorded an impairment charge of $40.0 million ($37.7 million after-tax) related to the Exhibitgroup/ Giltspur reporting unit of the Convention and Event Services segment. This charge was recorded as a change in accounting principle.

Note 20. Subsequent Event

      In March 2004, the Payment Services segment completed the sale of Game Financial Corporation to a subsidiary of Certegy Inc. for approximately $43 million in cash. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States.

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

/s/ ROBERT H. BOHANNON Robert H. Bohannon Chairman, President and Chief Executive Officer	/s/ ELLEN M. INGERSOLL Ellen M. Ingersoll Chief Financial Officer	/s/ G. MICHAEL LATTA ------------------------------- G. Michael Latta Vice President – Controller

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Viad Corp:

      We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Phoenix, Arizona
March 8, 2004

EXHIBIT INDEX

Exhibits. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through August 15, 1996, filed as Exhibit 3.A to Viad Corp’s 1996 Form 10-K, is hereby incorporated by reference.
3.B	Copy of Bylaws of Viad Corp, as amended through May 13, 2003, filed as Exhibit 3.A to Viad Corp’s Form 10-Q, for the period ended June 30, 2003, is hereby incorporated by reference.
4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.
4.B	Copy of Amended and Restated Credit Agreement (Long-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.
4.B1	Copy of Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.B to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.
4.B2	Copy of First Amendment dated October 3, 2001 to Amended and Restated Credit Agreement (Long-Term Revolving Credit Facility) dated as of August 31, 2001, filed as Exhibit 4.B2 to Viad Corp’s Form 10-K for the period ended December 31, 2001, is hereby incorporated by reference.
4.B3	Copy of U.S. $168,000,000 First Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 30, 2002, filed as Exhibit 4 to Viad Corp’s Form 10-Q for the period ended September 30, 2002, is hereby incorporated by reference.
4.B4	Copy of Second Amendment to Credit Agreement (Short-Term Revolving Credit Facility) dated as of August 29, 2003, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.
4.B5	Copy of Letter Agreement dated August 29, 2003, between Citicorp USA, Inc. as Agent and Viad Corp and Greyhound Canada Holdings, Inc., filed as Exhibit 4.B to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.
4.1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002.
10.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+
10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through May 14, 2002, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.+
10.C1	Copy of Performance-Driven Restricted Stock Agreement, as amended March 26, 2002, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended June 30, 2002, is hereby incorporated by reference.+
10.C1A	Copy of Performance-Based Restricted Stock Agreement, as amended February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan.+*
10.C2	Copy of Restricted Stock Agreement (periodic vesting) pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.C3	Copy of Restricted Stock Agreement (three-year cliff vesting) as amended March 25, 2003, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A1 to Viad Corp’s Form 10-Q for the period ended March 31, 2003, is hereby incorporated by reference.+
10.D	Copy of Viad Corp Management Incentive Plan, as amended March 25, 2003, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended March 31, 2003, is hereby incorporated by reference.+
10.E	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10.D to Viad Corp’s Second Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.F	Copy of Viad Corp Deferred Compensation Plan, Amended and Restated as of August 20, 2003, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.+

Exhibits. #

10.G1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 15, 2001, between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit 10.F(i) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.G1A	Copy of excerpt from Amended and Restated Executive Severance Agreement (Agreement) effective as of March 25, 2003, between Viad Corp and Chairman, President and Chief Executive Officer, which amended the Agreement filed as Exhibit 10.F(i) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended March 31, 2003, is hereby incorporated by reference.+
10.G2	Copy of forms of Viad Corp Amended and Restated Executive Severance Plans covering certain executive officers, filed as Exhibit 10.F(ii) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, is hereby incorporated by reference.+
10.G2A	Copy of excerpts from forms of Viad Corp Amended and Restated Executive Severance Plans (Plans) as of March 25, 2003, covering certain executives, which amended the Plans filed as Exhibit 10.F(ii) to Viad Corp’s Form 10-Q for the period ended March 31, 2001, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended March 31, 2003, is hereby incorporated by reference.+
10.H	Copy of Employment Agreement between Viad Corp and Robert H. Bohannon dated April 1, 1998, filed as Exhibit 10 to Viad Corp’s First Quarter 1998 Form 10-Q, is hereby incorporated by reference.+
10.I	Copy of Viad Corp Supplemental TRIM Plan as Amended and Restated August 20, 2003 and filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.+
10.I1	Copy of First Amendment dated as of May 8, 2001, to the Viad Corp Supplemental TRIM Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2001, is hereby incorporated by reference.+
10.J	Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending June 30, 2001, is hereby incorporated by reference.+
10.J1	Copy of First Amendment to the Restated Viad Corp Supplemental Pension Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2003, is hereby incorporated by reference.+
10.K	Copy of Travelers Express Company, Inc. Supplemental Pension Plan, restated as of January 1, 2001, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.+
10.L	Copy of GES Exposition Services, Inc. Supplemental Executive Retirement Plan, restated as of January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended September 30, 2001, is hereby incorporated by reference.+
10.M	Copy of Deferred Compensation Plan for Directors of Viad Corp, as Amended February 19, 2004.+*
10.N	Copy of Viad Corp Director’s Charitable Award Program as amended through March 15, 1996, filed as Exhibit 10.T to Viad Corp’s 1995 Form 10-K, is hereby incorporated by reference.+
10.O	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
14	Copy of Code of Ethics of Viad Corp adopted May 13, 2003.*
21	List of Subsidiaries of Viad Corp.*
23	Independent Auditors’ Consent to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Report.*
24	Power of Attorney signed by Directors of Viad Corp.*
31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*
31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

Exhibits. #

32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*
32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.