Form 10-Q
period 2004-03-31
VIAD CORP
filed 2004-05-07
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004
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

Yes  x     No

As of April 30, 2004, 88,565,038 shares of Common Stock ($1.50 par value) were outstanding.

PART I. Financial Information

Item 1. Financial Statements

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$30,469	$63,853
Other investments in securities	129,453	99,230
Receivables, net	64,946	45,915
Inventories	34,541	35,768
Deferred income taxes	55,688	45,485
Other current assets	39,902	34,831

	354,999	325,082
Funds, agent receivables and current maturities of investments substantially restricted for payment service obligations	1,849,675	1,821,020

Total current assets	2,204,674	2,146,102
Investments substantially restricted for payment service obligations	6,292,564	5,975,213
Property and equipment, net	244,805	250,787
Other investments and assets	61,949	63,431
Deferred income taxes	76,267	101,571
Goodwill	652,653	652,213
Other intangible assets, net	33,164	32,838

Total Assets	$9,566,076	$9,222,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,694	$57,710
Other current liabilities	210,758	211,097
Current portion of long-term debt	40,595	21,211

	324,047	290,018
Payment service obligations	7,784,259	7,525,796

Total current liabilities	8,108,306	7,815,814
Long-term debt	211,953	230,232
Pension and other postretirement benefits	124,532	122,703
Derivative financial instruments	79,791	71,093
Other deferred items and insurance liabilities	116,223	122,132
$4.75 Preferred stock subject to mandatory redemption	6,741	6,733
Minority interests	3,161	3,611
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 99,739,925 shares issued	149,610	149,610
Additional capital	214,148	218,783
Retained income	897,178	863,944
Unearned employee benefits and other	(54,099)	(58,026)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	136,298	105,263
Unrealized loss on derivative financial instruments	(109,464)	(106,471)
Cumulative foreign currency translation adjustments	11,877	12,387
Minimum pension liability adjustment	(42,749)	(42,749)
Common stock in treasury, at cost, 11,170,033 and 11,382,364 shares	(287,430)	(292,904)

Total common stock and other equity	915,369	849,837

Total Liabilities and Stockholders’ Equity	$9,566,076	$9,222,155

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Revenues:
Convention show services	$158,330	$174,942
Payment services transaction fees	113,622	97,061
Payment services investment income	77,700	74,567
Exhibit design and construction	45,286	47,114
Travel and recreation services	3,939	3,282

Total revenues	398,877	396,966

Costs and expenses:
Costs of services	306,291	311,549
Costs of products sold	46,212	49,305
Corporate activities and minority interests	4,210	3,745
Net interest expense	1,042	3,048

Total costs and expenses	357,755	367,647

Income before income taxes	41,122	29,319
Income tax expense	12,061	7,929

Income from continuing operations	29,061	21,390
Income from discontinued operations, net of tax	11,932	641

Net income	$40,993	$22,031

Diluted income per common share
Income from continuing operations	$0.33	$0.24
Income from discontinued operations, net of tax	0.14	0.01

Net income per common share	$0.47	$0.25

Average outstanding and potentially dilutive common shares	87,217	86,326

Basic income per common share
Income from continuing operations	$0.33	$0.24
Income from discontinued operations, net of tax	0.14	0.01

Net income per common share	$0.47	$0.25

Average outstanding common shares	86,710	86,008

Dividends declared per common share	$0.09	$0.09

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands)
Net income	$40,993	$22,031

Other comprehensive income:
Unrealized gains on available-for-sale securities:
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense	—	30,222
Holding gains (losses) arising during the period, net of tax	35,289	(3,092)
Reclassification adjustment for net realized gains included in net income, net of tax expense	(4,254)	(2,722)

	31,035	24,408

Unrealized gains (losses) on derivative financial instruments:
Holding losses arising during the period, net of tax	(21,233)	(16,254)
Net reclassifications from other comprehensive income to net income, net of tax benefit	18,240	21,401

	(2,993)	5,147

Unrealized foreign currency translation gains (losses)	(510)	5,791

Other comprehensive income	27,532	35,346

Comprehensive income	$68,525	$57,377

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$40,993	$22,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,652	12,012
Deferred income taxes	3,972	(3,602)
Income from discontinued operations, net of tax	(11,932)	(641)
Investment impairment charges and adjustments	5,928	20,813
Gains on dispositions of investments and other assets	(7,410)	(4,842)
Amortization of investment premiums	7,679	6,369
Other noncash items, net	2,668	(106)
Change in operating assets and liabilities:
Receivables	(26,837)	(23,109)
Inventories	1,227	2,984
Accounts payable	14,549	(4,353)
Restructuring liability (cash payments)	(2,470)	(2,152)
Other assets and liabilities, net	(4,738)	15,809

	36,281	41,213
Change in payment service assets and obligations, net	228,386	144,735

Net cash provided by operating activities	264,667	185,948

Cash flows from investing activities:
Capital expenditures	(9,951)	(7,206)
Acquisition of business, net of cash acquired	—	(98,049)
Proceeds from sale of business, net of cash divested	15,247	—
Proceeds from dispositions of property and other assets	490	416
Proceeds from sales and maturities of available-for-sale securities	686,810	855,891
Proceeds from maturities of held-to-maturity securities	—	283,690
Purchases of available-for-sale securities	(985,050)	(1,215,506)

Net cash used in investing activities	(292,454)	(180,764)

Cash flows from financing activities:
Payments on long-term borrowings	(247)	(207)
Net change in short-term borrowings	2,000	(6,000)
Dividends paid on common and preferred stock	(7,807)	(8,039)
Dividend paid to minority interest	—	(8,115)
Proceeds from exercise of stock options	457	884

Net cash used in financing activities	(5,597)	(21,477)

Net decrease in cash and cash equivalents	(33,384)	(16,293)
Cash and cash equivalents, beginning of year	63,853	57,219

Cash and cash equivalents, end of period	$30,469	$40,926

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Preparation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements of Viad Corp (“Viad” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2003, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on March 11, 2004.

     The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Results of operations for the three months ended March 31, 2003 have been restated to present the financial results of a disposed business as a discontinued operation. See Note 2, “Discontinued Operations and Acquisition of Minority Interest.”

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

     In connection with its PrimeLink business, the Payment Services segment has established separate trust entities and processes that provide certain financial institution customers additional assurance of the Company’s ability to clear their official checks. The assets, liabilities, revenues and expenses associated with these arrangements are consolidated in Viad’s financial statements. Additionally, the Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from its money order agents. These receivables are sold to commercial paper conduits and represent a small percentage of the total assets in such conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as a sales transaction under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The assets and liabilities associated with the conduits, including the sold receivables, are not recorded or consolidated in Viad’s financial statements.

Note 2 – Discontinued Operations and Acquisition of Minority Interest

     In March 2004, Travelers Express Company, Inc. (“Travelers Express”), a wholly-owned subsidiary of Viad, completed the sale of Game Financial Corporation (“Game Financial”) to a subsidiary of Certegy Inc. for $43.1 million in cash. Game Financial was previously a wholly-owned subsidiary of Travelers Express (and reported as a component of the Payment Services segment) providing cash access services to casinos and gaming establishments throughout the United States. In determining the gain on the sale of Game Financial, the $43.1 million sale price was compared to the carrying amount on the date of sale of $16.4 million. $7.8 million of the gain was deferred pending resolution of certain contingencies in the sale contract. The contingencies generally relate to the retention of certain business and may result in additional gains in the future as the contingencies are resolved. The components of the carrying amount were total assets of $20.8 million less total liabilities $4.4 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the gain on the disposal of Game Financial and the after-tax earnings for the period in 2004 prior to the sale of $515,000 have been included in discontinued operations in the consolidated statements of income. Additionally, the after-tax results of operations for the three months ended March 31, 2003 of $641,000 have also been included in discontinued operations. The contingent gain is included in the consolidated balance sheet under “Other current liabilities.”

     In January 2003, MoneyGram Payment Systems, Inc., a wholly-owned subsidiary of Travelers Express, acquired the remaining 49 percent minority interest in MoneyGram International Limited (“MIL”) from Travelex Group Plc. (“Travelex”). MIL, a London-based joint venture between MoneyGram Payment Systems, Inc. and Travelex, provides international sales and marketing services in connection with the money transfer business primarily in Europe, Africa, Asia and Australia. Prior to the acquisition, MoneyGram Payment Systems, Inc. owned a 51 percent interest in MIL.

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

Note 3 – Stock-Based Compensation

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method of accounting for stock-based compensation awards prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans.

     Assuming Viad had recognized compensation cost for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, net income and diluted and basic income per share for the three months ended March 31 would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax effects.

	2004	2003
	(in thousands, except per share data)
Net income, as reported	$40,993	$22,031
Plus: stock-based employee compensation expense recorded under APB Opinion No. 25, net of tax	—	248
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(923)	(968)

Pro forma net income	$40,070	$21,311

Diluted income per share:
As reported	$0.47	$0.25

Pro forma	$0.46	$0.24

Basic income per share:
As reported	$0.47	$0.25

Pro forma	$0.46	$0.24

     For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2004, 2003, and 2002 was $6.68, $5.33, and $8.47 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	1.4%	1.8%	1.3%
Expected volatility	28.5%	30.4%	30.1%
Risk-free interest rate	3.16%	2.66%	4.92%
Expected life	5 years	5 years	5 years

Note 4 – Assets and Investments Substantially Restricted for Payment Service Obligations

     Viad’s Payment Services subsidiaries generate funds from the sale of official checks, money orders and other payment instruments with the related liabilities classified in the consolidated balance sheets under “Payment service obligations.” Substantially all of the proceeds of such sales are invested in permissible securities, principally high-quality debt instruments. These investments, along with related cash and funds in transit, are substantially restricted by the Payment Services segment to the extent that they represent proceeds from the sale of payment instruments to satisfy the liability to pay, upon presentment, the face amount of the payment service obligations. Such assets are not available to satisfy working capital or other financing requirements of Viad. Investment securities are included in the consolidated balance sheets under “Investments substantially restricted for payment service obligations.” Certain additional assets of the Payment Services subsidiaries relating to payment service obligations, including cash, funds in transit from agents, and securities expected to be sold or maturing within one year, are included under “Funds, agent receivables and current maturities of investments substantially restricted for payment service obligations.”

     At March 31, 2004, all investment securities substantially restricted for payment service obligations were classified as available-for-sale as they were held for indefinite periods of time and included those securities which may be sold to assist in the clearing of payment service obligations or in the management of investments. These securities are reported at fair value with unrealized gains and losses, net of tax, included in the consolidated balance sheets as a component of “Accumulated other comprehensive income (loss).”

     Interest income, realized gains and losses on the disposition of investments and impairment losses are included in the consolidated statements of income under “Payment services investment income.” The specific identification method is used to determine the cost basis of securities sold.

     Viad’s investments substantially restricted for payment service obligations consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Other asset-backed securities are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card, and airline. Interest income on mortgage-backed and other asset-backed securities for which the risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment.

     Interest income on mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF Issue No. 99-20 requires that such changes be accounted for prospectively as adjustments of yield. Under EITF Issue No. 99-20, investments are evaluated for impairment when an adverse cash flow change occurs. If the fair value of a security is less than its carrying value when an adverse cash flow change occurs, the investment is written down to fair value. Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments. Any such impairment charges are included in the consolidated statements of income under “Payment services investment income.” Viad regularly monitors credit and market risk exposures and attempts to mitigate the likelihood of these exposures resulting in actual loss.

     As described in Note 7, “Derivative Financial Instruments,” Viad’s Payment Services subsidiaries use swap agreements to hedge a substantial portion of the variable rate commission payments to its financial institution customers of its PrimeLink product and the net proceeds from the sale of receivables primarily from money order agents. These swap agreements effectively convert such variable rates to fixed rates. The fair value of these swap agreements generally increases when market values of fixed rate, long-term debt investments decline and vice versa. Payment Services also uses swap agreements to hedge the fair value of certain of its available-for-sale securities. These swap agreements effectively convert the fixed rates on the securities to variable rates. The reported fair value of these derivative financial instruments represents the estimated amount that Viad would pay to counterparties to terminate the swap agreements.

     Normally, the swap agreements will not be terminated prior to maturity, nor is there any requirement to sell long-term debt securities prior to maturity, as the funds flow from ongoing sales of money orders and other payment instruments and funds from maturing short-term and long-term investments are expected to be adequate to settle payment service obligations as they are presented. In addition, Viad’s Payment Services subsidiaries have various lines of credit, overdraft facilities and reverse repurchase agreements totaling $2.1 billion available to assist in the management of investments and the clearing of payment service obligations. Amounts outstanding under reverse repurchase agreements are required to be collateralized by securities. At March 31, 2004 and December 31, 2003, $4.0 million and $2.0 million were outstanding under an overdraft facility, respectively.

     The Payment Services segment has restricted funds equal to payment service obligations and unrestricted funds, agents receivables and investments to the extent those assets exceed all payment service obligations. The following table shows the amount of those assets restricted for payment service obligations and excess unrestricted assets:

	March 31,	December 31,
	2004	2003
	(in thousands)
Funds, agent receivables and current maturities of investments	$1,849,675	$1,821,020
Investments (1)	6,290,052	5,973,498

	8,139,727	7,794,518
Amount restricted to cover payment service obligations (2)	(7,680,730)	(7,421,480)

Unrestricted assets	$458,997	$373,038

(1)	Amount excludes the long-term portion of derivative financial instruments of $2.5 million and $1.7 million at March 31, 2004 and December 31, 2003, respectively, which are included in the consolidated balance sheets under the caption “Investments substantially restricted for payment service obligations.”

(2)	Amount excludes the current liability portion of derivative financial instruments of $103.5 million and $104.3 million at March 31, 2004 and December 31, 2003, respectively, which are included in the consolidated balance sheets under the caption “Payment service obligations.”

     Securities Classified as Available-for-Sale. A summary of securities classified as available-for-sale at March 31, 2004 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
U.S. Government agencies	$457,167	$5,057	$(22)	$462,202
Obligations of states and political subdivisions	918,338	76,634	(33)	994,939
Corporate debt securities	308,206	27,925	(329)	335,802
Mortgage-backed and other asset-backed securities	4,341,423	127,336	(14,620)	4,454,139
Debt securities issued by foreign governments	5,361	631	—	5,992
Preferred stock	75,489	1,987	(1,868)	75,608

Securities classified as available-for-sale	$6,105,984	$239,570	$(16,872)	$6,328,682

     A summary of securities classified as available-for-sale at December 31, 2003 is presented below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
U.S. Government agencies	$405,378	$6,068	$(405)	$411,041
Obligations of states and political subdivisions	938,693	73,663	(271)	1,012,085
Corporate debt securities	323,747	23,142	(720)	346,169
Mortgage-backed and other asset-backed securities	4,092,067	92,131	(20,926)	4,163,272
Debt securities issued by foreign governments	5,373	320	—	5,693
Preferred stock	75,546	1,601	(1,650)	75,497

Securities classified as available-for-sale	$5,840,804	$196,925	$(23,972)	$6,013,757

     On March 31, 2003, Viad reclassified securities in the Payment Services portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. During the first quarter 2003, management determined that it no longer had the positive intent to hold these securities for an indefinite period of time due to management’s desire for increased flexibility in managing the investment portfolio. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer. As a result of the reclassification, the Company is prohibited from classifying securities as held-to-maturity for two years following the transfer under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and therefore, at March 31, 2004, no securities in the Payment Services portfolio were classified as held-to-maturity.

     Current maturities of investments substantially restricted for payment service obligations at March 31, 2004 and December 31, 2003 were $38.6 million and $40.3 million, respectively.

     Gross realized gains and losses on the disposition of securities classified as available-for-sale for the three months ended March 31, 2004 were $7.1 million and $82,000, respectively. For the three months ended March 31, 2003, gross realized gains and losses were $4.6 million and $167,000, respectively. Viad also recognized $5.9 million and $20.8 million in other-than-temporary investment impairment charges and adjustments for the three months ended March 31, 2004 and 2003, respectively.

     The following table presents, as of March 31, 2004, the Company’s securities classified as available-for-sale for which the fair value was below the carrying value for a period of more than twelve months:

	Less than twelve months		More than twelve months
					Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
U.S. Government agencies	$11,970	$22	$—	$—	$11,970	$22
Obligations of states and political subdivisions	8,929	33	—	—	8,929	33
Corporate debt securities	7,535	329	—	—	7,535	329
Mortgage-backed and other asset-backed securities	720,689	8,736	143,738	5,884	864,427	14,620
Preferred stock	16,729	248	8,380	1,620	25,109	1,868

	$765,852	$9,368	$152,118	$7,504	$917,970	$16,872

     At December 31, 2003, Viad had the following:

	Less than twelve months		More than twelve months
					Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
U.S. Government agencies	$81,747	$405	$—	$—	$81,747	$405
Obligations of states and political subdivisions	18,670	271	—	—	18,670	271
Corporate debt securities	38,319	720	—	—	38,319	720
Mortgage-backed and other asset-backed securities	1,383,395	14,554	163,036	6,372	1,546,431	20,926
Preferred stock	—	—	8,350	1,650	8,350	1,650

	$1,522,131	$15,950	$171,386	$8,022	$1,693,517	$23,972

     Viad has determined that the unrealized losses reflected above, comprised of 26 and 19 securities at March 31, 2004 and December 31, 2003, respectively, represent temporary impairments. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants rather than a fundamental weakness in the credit quality of the issuer or underlying assets.

Note 5 – Goodwill and Other Intangible Assets

     A summary of other intangible assets at March 31, 2004 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$31,070	$(17,884)	$13,186
Patents	13,200	(10,541)	2,659
Other	207	(178)	29

	44,477	(28,603)	15,874

Unamortized intangible assets:
Trademarks	13,175	—	13,175
Pension intangible assets	4,115	—	4,115

	17,290	—	17,290

Total other intangible assets	$61,767	$(28,603)	$33,164

     A summary of other intangible assets at December 31, 2003 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$30,110	$(17,565)	$12,545
Patents	13,200	(10,385)	2,815
Other	1,033	(845)	188

	44,343	(28,795)	15,548

Unamortized intangible assets:
Trademarks	13,175	—	13,175
Pension intangible assets	4,115	—	4,115

	17,290	—	17,290

Total other intangible assets	$61,633	$(28,795)	$32,838

     Intangible asset amortization expense for the three months ended March 31, 2004 and 2003, was $490,000 and $507,000, respectively. Estimated amortization expense related to these intangibles for the five succeeding fiscal years is as follows:

(in thousands)
2004	$1,544
2005	$2,009
2006	$1,748
2007	$1,748
2008	$1,435

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

		Convention
	Payment	and Event
	Services	Services	Other	Total
		(in thousands)
Balance at January 1, 2004	$395,527	$227,056	$29,630	$652,213
Foreign currency translation adjustments	—	40	400	440

Balance at March 31, 2004	$395,527	$227,096	$30,030	$652,653

Note 6 – Debt and Other Obligations

     At March 31, 2004 and December 31, 2003, Viad classified as long-term debt $170 million and $168 million, respectively, of short-term borrowings. These borrowings were supported by unused commitments under $475 million of available credit facilities.

     At March 31, 2004, Viad had 442,352 authorized shares of $4.75 preferred stock subject to mandatory redemption provisions with a stated value of $100 per share, of which 328,352 shares were issued. Of the total shares issued, 234,983 were outstanding and 93,369 were held by Viad at a net carrying value of $6.7 million. The $4.75 preferred stock is subject to mandatory redemption provisions through annual cumulative sinking fund requirements of 6,000 shares per year, which are currently satisfied from the shares held by Viad. The outstanding shares held by others are scheduled for redemption in the years 2019 to 2058 and have a liquidation preference of $100 per share (aggregate liquidation preference of $23.5 million) in the event of any involuntary liquidation, dissolution or winding up of the Company. The $4.75 preferred stock may also be redeemed prior to scheduled redemption at the option of the Company expressed by resolution of the Board of Directors at a call price of $101 per share (aggregate redemption amount of $23.7 million).

     As of March 31, 2004, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at March 31, 2004 is $55.3 million. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     Cash paid for interest was $2.6 million and $2.7 million for the three months ended March 31, 2004 and 2003, respectively.

Note 7 – Derivative Financial Instruments

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

     Viad uses fair value hedges to mitigate the risk of fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings consistent with the hedged transaction, primarily as “Payment services investment income.” The Company uses the “shortcut” method prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore, assumes no ineffectiveness. The amount recognized in earnings due to the ineffectiveness of the cash flow hedges was not material. No cash flow or fair value hedges were discontinued during the three months ended March 31, 2004 or 2003.

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

Note 8 – Income Taxes

     A reconciliation of the income tax expense on income from continuing operations and the amount that would be computed using statutory federal income tax rates for the three months ended March 31, is as follows:

	2004		2003
		(in thousands)
Computed income taxes at statutory federal income tax rate	$14,393	35.0%	$10,262	35.0%
State income taxes	1,179	2.9%	1,417	4.8%
Other, net	874	2.1%	914	3.1%

	16,446	40.0%	12,593	42.9%
Tax-exempt income	(4,241)	(10.3%)	(5,185)	(17.7%)
Adjustment to estimated annual effective rate (1)	(144)	(0.4%)	521	1.8%

Income tax expense	$12,061	29.3%	$7,929	27.0%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

     Cash paid for income taxes was $5.1 million and $7.8 million for the three months ended March 31, 2004 and 2003, respectively.

Note 9 – Income Per Share

     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations for the three months ended March 31 is as follows:

	2004	2003
	(in thousands, except per share data)
Income from continuing operations	$29,061	$21,390
Preferred stock dividends (1)	—	(286)

Income available to common stockholders	$29,061	$21,104

Average outstanding common shares	86,710	86,008
Additional dilutive shares related to stock-based compensation	507	318

Average outstanding and potentially dilutive common shares	87,217	86,326

Diluted income per share from continuing operations	$0.33	$0.24

Basic income per share from continuing operations	$0.33	$0.24

(1)	Effective July 1, 2003, Viad adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which requires that the Company categorize its $4.75 preferred stock subject to mandatory redemption as a separate liability in its consolidated balance sheets. In addition, dividends paid on preferred stock that were previously charged directly against retained income, effective third quarter 2003 were recorded as interest expense and thereby already included as a function of income from continuing operations. Consequently, no adjustment to income from continuing operations has been made related to the first quarter 2004.

     Options to purchase 2,547,000 and 3,580,000 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted income per share because the effect would be antidilutive.

Note 10 – Restructuring Charges

     In the fourth quarter of 2002, Viad approved a plan of restructuring related to the Convention and Event Services segment and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. At March 31, 2004, there was a remaining liability of $6.0 million, of which $4.2 million and $1.8 million were included in the consolidated balance sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. The restructuring activities had been substantially completed as of December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Severance and benefit payments will continue to be made over the varying terms of the individual separation agreements.

     A summary of the change in the 2002 restructuring liability balance at March 31, 2004 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
		(in thousands)
Balance at December 31, 2003	$1,164	$6,132	$7,296
Cash payments	(166)	(1,133)	(1,299)

Balance at March 31, 2004	$998	$4,999	$5,997

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $66.1 million, of which 93 percent related to the Convention and Event Services segment. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. At March 31, 2004, there was a remaining liability of $13.3 million, of which $3.2 million and $10.1 million were included in the consolidated balance sheets under “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

     A summary of the change in the 2001 restructuring liability balance at March 31, 2004 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
		(in thousands)
Balance at December 31, 2003	$276	$13,413	$13,689
Cash payments	(276)	(895)	(1,171)
Noncash adjustment	—	758	758

Balance at March 31, 2004	$—	$13,276	$13,276

Note 11 – Segment Information

     Viad measures profit and performance of its operations on the basis of operating income from continuing operations before restructuring charges and other items. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments. As discussed in Note 2, “Discontinued Operations and Acquisition of Minority Interest,” the results of the Payment Services segment have been restated to exclude those of Game Financial. Disclosures regarding Viad’s reportable segments along with reconciliations to consolidated totals for the three months ended March 31 are as follows:

	2004	2003
	(in thousands)
Revenues:
Payment Services	$191,322	$171,628
Convention and Event Services	203,616	222,056

Reportable segments	394,938	393,684
Travel and Recreation Services	3,939	3,282

	$398,877	$396,966

Operating income (loss):
Payment Services	$30,168	$19,081
Convention and Event Services	17,529	18,605

Reportable segments	47,697	37,686
Travel and Recreation Services	(1,323)	(1,574)

	46,374	36,112
Corporate activities and minority interests	(4,210)	(3,745)

	42,164	32,367
Other investment income	748	1,104
Interest expense	(1,790)	(4,152)

Income before income taxes	$41,122	$29,319

Note 12 – Recent Accounting Pronouncements

     In January 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 106-1 on the accounting for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted into law on December 8, 2003. Viad anticipates that the prescription drug benefit it pays for Medicare-eligible retirees beginning in 2006 will be lower as a result of the Act. Although SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that recently enacted changes in the law that take effect in future periods be considered in current period liability determination, FSP FAS 106-1 permits the deferral of recognition of the effects of the Act until further authoritative guidance is issued. The Company has elected to defer recognizing the effects of the Act until final authoritative guidance is issued. As a result, the consolidated financial statements do not include the effects of the Act and the impact on Viad’s financial position and results of operations cannot presently be determined.

     In March 2004, the EITF reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments.” The final consensus provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and if such impairment exists, and requires the recognition of an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The impairment model applies to investments subject to SFAS No. 115 and investments in equity securities accounted for under the cost method. The consensus also requires an additional other-than-temporary evaluation criterion for investments accounted for under EITF Issue No. 99-20 related to beneficial interests in securitized financial assets. The impairment model set forth in EITF Issue No. 03-1 is effective for impairment tests performed in reporting periods beginning after June 15, 2004. Additionally, EITF Issue No. 03-1 sets forth quantitative and qualitative disclosure requirements about investments with unrealized losses for which other-than-temporary impairments have not been recognized. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 (pursuant to a prior consensus). For all other investments within its scope, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.

     Viad has included the required disclosures pursuant to the prior consensus in its annual consolidated financial statements as of and for the year ended December 31, 2003. Due to the material nature of the Payment Services segment’s investment portfolio to the earnings and operations of Viad, these disclosures have been updated in the interim financial statements as of and for the three months ended March 31, 2004. As disclosed in Note 4, Viad recognized $5.9 million and $20.8 million of other-than-temporary impairment losses and adjustments (excluding realized gains and losses) related to its Payment Services investment portfolio for the three months ended March 31, 2004 and 2003, respectively. Management does not expect the application of the three-step impairment model contained in EITF Issue No. 03-1 to have a material effect on Viad’s financial condition or results of operations incremental to any impairment losses that may otherwise be recognized under its existing methodology.

Note 13 – Proposed Spin-Off of Payment Services

     On July 24, 2003, Viad announced a plan to separate its Payment Services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express will become a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad will distribute all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. At the time of the spin-off, the business of MoneyGram will consist of Viad’s current Payment Services operations. The continuing business of Viad will consist of the businesses of the convention show services, exhibit design and construction, and travel and recreation services operations, including Viad’s centralized corporate functions located in Phoenix, Arizona. On December 29, 2003, MoneyGram filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission relating to the proposed spin-off (Amendment No. 1 to the Form 10 was filed on March 30, 2004).

Note 14 – Pension and Other Postretirement Plans

     Net periodic pension cost for defined benefit plans and net periodic postretirement benefit cost for the three months ended March 31 includes the following components:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
		(in thousands)
Service cost	$483	$796	$150	$179
Interest cost	3,090	3,127	764	713
Expected return on plan assets	(2,412)	(2,649)	(37)	(68)
Amortization of prior service cost	244	181	(240)	(240)
Recognized net actuarial loss	1,037	526	308	295

Net periodic pension cost	$2,442	$1,981	$945	$879

     Viad previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2.2 million to its funded pension plans, $3.1 million to its unfunded pension plans, and $2.6 million to its other postretirement benefit plans in 2004. As of March 31, 2004, Viad has contributed $705,000 to its unfunded pension plans and $633,000 to its other postretirement benefit plans. The Company does not expect contributions for the entire year to differ from prior disclosure.

Note 15 – Subsequent Event

On April 1, 2004, Viad paid $9.0 million to retire its outstanding industrial revenue bonds. There were no gains or losses related to the early extinguishment of these debt obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with Viad Corp’s consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Viad Corp’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report.

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

     Convention and Event Services through GES Exposition Services, Inc., revenues are generated by providing various convention and tradeshow services such as freight handling, logistics, electrical, installation, dismantling and management services to trade associations, show management companies and exhibitors. Exhibitgroup/Giltspur specializes in the design, construction, refurbishment, installation and warehousing of convention and tradeshow exhibits, primarily for corporate customers.

     Viad also operates certain travel and recreation businesses, Brewster Transport Company Limited and Glacier Park, Inc. These businesses provide tour and charter operations for tourism in the Canadian Rockies and operate historic lodges and provide food services in certain national parks in North America.

     The following are financial highlights of the first quarter 2004 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

–	Total revenues of $398.9 million, slightly increased from 2003

–	Net income of $41.0 million versus $22.0 million, an increase of 86.1%

–	Diluted income per share of $0.47 versus $0.25, including $0.14 per diluted share reported in discontinued operations related to the sale of Game Financial

Payment Services

–	Revenues of $191.3 million, an increase of 11.5%

–	Segment operating income of $30.2 million, an increase of 58.1%

Convention and Event Services

–	Revenues of $203.6 million, a decrease of 8.3%

–	Segment operating income of $17.5 million, a decrease of 5.8%

Other Significant Items

–	In March 2004, the Payment Services segment completed the sale of Game Financial Corporation (“Game Financial”) to a subsidiary of Certegy Inc. for $43.1 million in cash. Game Financial provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, Viad recorded a gain of approximately $18.9 million ($11.4 million after-tax) in the first quarter of 2004 and may record future after-tax gains of up to approximately $4 million, based on contingencies in the contract. The results of operations of Game Financial and the gain on the disposal of Game Financial have been reported in discontinued operations and all prior periods have been restated accordingly.

–	In April 2004, subsequent to the end of the first quarter, Viad paid $9.0 million to retire its outstanding industrial revenue bonds. There were no gains or losses related to the early extinguishment of these debt obligations.

Spin-off Transaction:

     On July 24, 2003, Viad announced a plan to separate its Payment Services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express will become a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad will distribute all of the shares of MoneyGram common stock as a dividend on Viad common stock. At the time of the spin-off, the business of MoneyGram will consist of Viad’s current Payment Services operations. The continuing business of Viad will consist of the businesses of the convention show services, exhibit design and construction, and travel and recreation services operations, including Viad’s centralized corporate functions located in Phoenix, Arizona. On December 29, 2003, MoneyGram filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission relating to the proposed spin-off (Amendment No. 1 to the Form 10 was filed on March 30, 2004). On February 11, 2004, Viad announced that it had received a favorable private letter ruling from the Internal Revenue Service confirming that the proposed spin-off will qualify as tax-free to Viad and its stockholders. The transaction remains subject to a number of conditions including final completion of MoneyGram’s registration statement on Form 10, obtaining satisfactory banking and credit arrangements for each company, and final approval of the transaction by Viad’s Board of Directors. Management expects that the spin-off will occur during the second quarter of 2004, however, there can be no assurance that the spin-off transaction will be completed.

     In connection with the completion of the spin-off, Viad will repay its commercial paper of approximately $170.0 million, tender for its medium-term notes of $35.0 million and subordinated debentures of $18.5 million, and redeem its outstanding preferred stock at an aggregate call price of approximately $23.7 million. As noted above, Viad retired its outstanding industrial revenue bonds for $9.0 million in April 2004.

Non-GAAP Measures:

     The following discussion includes a presentation of “Adjusted EBITDA” which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. Adjusted EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, changes in accounting principles and discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations because it is useful for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider these items, a user of Viad’s financial information should consider net income an important measure of Viad’s financial performance because it provides a more complete measure of Viad’s performance.

     A reconciliation of Adjusted EBITDA to net income for the three months ended March 31 is as follows:

	2004	2003
	(in thousands)
Adjusted EBITDA	$55,564	$45,483
Interest expense	(1,790)	(4,152)
Income taxes	(12,061)	(7,929)
Depreciation and amortization	(12,652)	(12,012)
Income from discontinued operations, net of tax	11,932	641

Net income	$40,993	$22,031

     The increase in Adjusted EBITDA was driven by improved operating income by the Payment Services segment. See “Results of Operations – Payment Services” below for further discussion.

     Included below is a presentation of “float income” which is defined by Viad as Payment Services investment income before taking into account investment gains and losses and impairment charges. Impairment charges only include other-than-temporary impairment losses related to certain structured notes, asset-backed securities and collateralized mortgage obligations. Interest income adjustments related to private equity obligations are excluded from the presentation below. As such, total impairment charges presented elsewhere in this Quarterly Report may differ from this presentation reflecting the effects of the interest income adjustments related to private equity obligations. Also presented below is “net float income” which is defined by Viad as float income less commission expense. Float income and net float income are non-GAAP measures used by management to analyze the effects that factors such as interest rates and average investment balances have on overall investment portfolio performance. Net float income represents the net spread or return on the portfolio, which management believes is a meaningful way to evaluate the direct contribution of the portfolio. Net gains and losses and impairment charges are excluded from net float income to allow management to isolate the impact of balance changes and changes in interest rates on the portfolio. Net gains and losses and impairment charges are evaluated separately as such amounts are based on various measures including the underlying credit quality of the securities.

     Reconciliations of float income to Payment Services investment income and to net float income for the three months ended March 31 are as follows:

	2004	2003
	(in thousands)
Float income	$76,654	$86,639
Net realized gains and losses	6,974	4,461
Impairment charges	(5,928)	(16,533)

Payment Services investment income	$77,700	$74,567

	2004	2003
	(in thousands)
Float income	$76,654	$86,639
Commission expense	(49,745)	(58,926)

Net float income	$26,909	$27,713

     See “Results of Operations – Payment Services” below for a discussion of float income and net float income.

Results of Operations:

     All per share figures discussed are stated on a diluted basis.

Comparison of First Quarter of 2004 to the First Quarter of 2003

     In the first quarter 2004, revenues increased slightly to $398.9 million from $397.0 million in the 2003 first quarter. While transaction fee revenue in the Payment Services segment was higher in the first quarter 2004 as compared to 2003, competitive pricing pressures in the Convention and Event Services segment offset these improvements. Income from continuing operations before income taxes was $41.1 million for the 2004 first quarter compared with $29.3 million for the 2003 first quarter, up 40.3 percent. The increase in operating income was primarily driven by a decrease in investment impairment charges in the Payment Services investment portfolio.

     Net income for the first quarter 2004 was $41.0 million, or $0.47 per share, compared to $22.0 million, or $0.25 per share, for the first quarter 2003, up 88.0 percent on a per share basis. Net income included the effects of discontinued operations related to Game Financial of $11.9 million after-tax, (of which $11.4 million related to the gain on the sale and $515,000 to results of operations) or $0.14 per share, and $641,000 after-tax, or $0.01 per share, in the 2004 and 2003 periods, respectively.

     Payment Services. Revenues of the Payment Services segment were $191.3 million for the first quarter 2004, up from first quarter 2003 revenues of $171.6 million. Segment operating income increased 58.1 percent to $30.2 million from the first quarter 2003 amount of $19.1 million. Operating margins increased to 15.8 percent in the first quarter 2004 compared with 11.1 percent in the first quarter 2003. Included in the first quarter 2004 operating results are $5.9 million of other-than-temporary impairment charges and other adjustments associated with investments held in the float portfolio as compared to $20.8 million in the first quarter 2003. These impairments were offset by net realized gains and losses of $7.0 million in the first quarter 2004 and partially offset by net realized gains and losses of $4.5 million in the first quarter 2003.

     Payment Services revenues for the quarter were led by continued growth of the money transfer business. The money transfer business continued to show strong results with transaction volume growing 33 percent, led by domestically originated transactions and urgent bill payment volume. Domestically originated transactions grew by 34 percent while internationally originated transactions grew by 23 percent. In addition, the money transfer agent base expanded by 14 percent over the first quarter 2003. While money order volume declined slightly, average investable balances related to money orders were up 5 percent. Contributing to the increase in average investable balances was the increased volume in the retail chain segment.

     Total average investable funds for the first quarter 2004 were $6.6 billion, down 2.3 percent from 2003 levels, driven by the PrimeLink business which had a decrease of average investable balances of 3.3 percent. The PrimeLink decrease was driven primarily by the slowing of mortgage refinance activity. Average investable balances in the PrimeLink business are expected to continue to decline during the second quarter 2004 as compared to the second quarter 2003 as the mortgage refinance activity declines. Total float income (investment income from the investment portfolio) represented 41 percent of the Payment Services segment’s total revenue in the first quarter 2004 compared with 43 percent for 2003. Float income is affected by the level of investment balances and the yield on investments.

     Float income (excluding gains, losses and impairments) and expense associated with the Payment Services segment’s investment portfolio for the three months ended March 31 were as follows:

	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
			(in thousands)
Investments substantially restricted for payment service obligations (1)	$6,584,946	$76,654	4.72%	$6,738,090	$86,639	5.21%
Payment service obligations (2)	$5,159,649	49,745	3.91%	$5,343,688	58,926	4.47%

Net float income and margin		$26,909	1.66%		$27,713	1.67%

(1)	The Payment Services segment is regulated by various state agencies, which generally require the maintenance of liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments such as teller and agent checks, money orders and money transfers. In addition, the Payment Services segment has contractual arrangements that generally require the maintenance of liquid assets and investments in an amount equal to the payment instruments, namely cashiers checks. Due to these regulations, a substantial amount of funds, agent receivables and investments are not available to satisfy working capital or other financing requirements of the Payment Services segment. The amount of funds, agent receivables and investments that are “restricted,” either for regulatory or contractual purposes, is equal to the total amount of payment service obligations ($7.7 billion and $8.0 billion at March 31, 2004 and 2003, respectively). See Note 4 of notes to consolidated financial statements.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products only. The expense reported includes those payments made to financial institution customers, costs associated with swaps and the sale of receivables program. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($418 million and $440 million for the three months ended March 31, 2004 and 2003, respectively) as these are not recorded on the consolidated balance sheets. Commission expense is classified in “Costs of services” in the consolidated statements of income.

(3)	“Yield/Rate” percentages are calculated by dividing the applicable amount shown in the “Income/Expense” column by the applicable amount shown in the “Average Balance” column.

     Float income was $76.7 million in the first quarter 2004, a decrease of 11.5 percent. The decline was primarily due to lower interest rates on the float portfolio balances which decreased float income by $8.0 million. Additionally, lower average invested balances of 2.3 percent reduced float income by $2.0 million. The average investment yield on the portfolio was 4.72 percent for the first quarter 2004, or a 49 basis point decline from 5.21 percent in 2003. During the same period, the Fed Funds rate declined by 25 basis points.

     The Payment Services segment typically maintains between $400 million and $750 million in short-term, liquid balances in order to fulfill its payment service obligations. The average balance for the first quarter 2004 was $590 million compared to $485 million for the same period in 2003. Mortgage refinancing activity began to decline from the unprecedented levels experienced in 2003. Thus, while overall volume has increased slightly, average official check amounts have declined having the net effect of lower average float balances which continue to be invested at the lower rates.

     Commission expense was $49.7 million in the first quarter 2004, a decrease of 15.6 percent from 2003. The commission expense decrease attributable to lower interest rates was $7.2 million and to lower average balances was $2.0 million. This reflects an average commission rate of 3.91 percent in the first quarter 2004, or a 56 basis point decline from 4.47 percent in 2003. Commission expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of PrimeLink products as well as the discount on the sale of receivables. Commissions paid to customers generally are variable based on short-term interest rates, however, a portion of the commission expense has been fixed through the use of interest rate swap agreements.

     Net float income (float income less commission expense) was $26.9 million in the first quarter 2004, down 2.9 percent from 2003. The net float income decrease due to lower average balances was $630,000 while $174,000 was due to lower interest rates reflecting a net float margin of 1.66 percent, or a 1 basis point decline from 1.67 percent in 2003.

     The impact of changes in average investable balances and interest rates on the float income and commission expense associated with the investment portfolio for the three months ended March 31 was as follows:

	2004 vs. 2003			2003 vs. 2002
		Yield/			Yield/
	Balance (1)	Rate (1)	Total	Balance (1)	Rate (1)	Total
			(in thousands)
Float income	$(1,969)	$(8,016)	$(9,985)	$14,392	$(12,635)	$1,757
Commission expense	$(2,029)	$(7,152)	$(9,181)	$13,483	$(10,164)	$3,319
Net float income	$(630)	$(174)	$(804)	$4,964	$(6,526)	$(1,562)

(1)	The “Balance” column is calculated by annualizing the result of the yield/rate for the prior year’s period multiplied by the change in the investments substantially restricted for payment service obligations. The “Yield/Rate” column is calculated by annualizing the result of the investments substantially restricted for payment service obligations for the prior year’s period multiplied by the change in the yield/rate. See “Non-GAAP Measures” for further explanation of Float income and Net float income. Net float income for the “Balance” and “Yield/Rate” columns is not the net of “Float income” and “Commission expense” as each of these amounts is calculated independently.

     The fair value of Viad’s derivative positions fluctuates with interest rate changes. These changes are reflected as increases or decreases to a component of stockholders’ equity. Changes in the value of the available-for-sale investment portfolio also are reflected as increases or decreases to a component of stockholders’ equity. The change in the fair value of the derivative liability for the first quarter 2004 resulted in a net decrease of $3.0 million in stockholders’ equity, and the net change in the fair value of the available-for-sale investment portfolio resulted in a net increase of $31.0 million in stockholders’ equity. Changes in the value of the available-for-sale investment portfolio will generally move in the opposite direction of the derivative values although they will rarely offset exactly.

     Convention and Event Services. Revenues of the Convention and Event Services segment were $203.6 million in the first quarter 2004, a decrease of 8.3 percent from first quarter 2003 revenues of $222.1 million. Segment operating income was $17.5 million in the first quarter 2004 compared to $18.6 million in the first quarter 2003, and segment operating margins were 8.6 percent and 8.4 percent, respectively.

     Revenues in the convention show services business decreased 9.5 percent in the first quarter 2004 to $158.3 million from $174.9 million in 2003. The decrease largely resulted from the loss of the North American International Auto Show in Detroit (due to certain contractor requirements) and the loss of certain other customers due to competitive pricing which management believes would have led to unprofitable contracts. Although the convention show services business has a diversified customer base, revenue growth is dependent, among other things, on general economic conditions, levels of exhibitor spending as well as show rotation. In general, the tradeshow industry is experiencing early signs of growth in certain major tradeshows and an increase in new show launches. Management believes that further improvements in the economy and corporate earnings could lead to increased tradeshow spending. However, management continues to emphasize cost containment in response to uncertainty regarding near-term revenue growth.

     Revenues in the exhibit design and construction business decreased 3.9 percent in the first quarter 2004 to $45.3 million. The decline continues to be driven by weak demand for the design and construction of new exhibits compounded by highly competitive pricing in the industry. Management believes these industry conditions will constrain revenue growth through 2004 as visibility over revenues remains poor and a sustained increase in corporate marketing spending on new exhibit construction has not materialized to date. If the prolonged weakness in demand and pricing pressures continue, revenue could decline further and operating income could be similarly affected. Management remains focused on cost control, productivity improvements and pricing strategies in order to preserve and enhance operating margins over the longer-term.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $3.9 million, an increase of 20.0 percent from $3.3 million in the first quarter 2003. The operating loss of $1.3 million for the first quarter 2004 was an improvement as compared with a loss of $1.6 million in 2003. These results reflect the normal seasonal pattern for the first quarter. Continued threats of terrorism and the troubled state of the airline industry (particularly with respect to Air Canada) continue to hamper leisure travel to Viad’s recreation properties which may continue to dampen future results.

     Corporate Activities and Minority Interests. Corporate activities and minority interests increased $465,000 primarily due to expenses associated with the spin-off of the Payment Services segment in the first quarter 2004 as compared to the first quarter 2003.

     Net Interest Expense. Net interest expense decreased to $1.0 million in the first quarter 2004 from $3.0 million in the first quarter 2003. Lower average outstanding debt balances of $109.0 million was the key driver of this decline along with lower average interest rates on those balances.

     Income Taxes. The effective tax rate in the 2004 first quarter was 29.3 percent compared to 27.0 percent for the first quarter 2003. The relatively low effective tax rate compared to the statutory federal rate of 35.0 percent was primarily attributable to tax-exempt income from the Payment Services segment. The higher effective tax rate in 2004 as compared to 2003 was due to a lower proportion of tax-exempt income to pre-tax income.

Liquidity and Capital Resources:

     Cash and corporate investments were $159.9 million at March 31, 2004 as compared to $163.1 million at December 31, 2003. The net decrease in cash and corporate investments was primarily due to the sale of Game Financial. At December 31, 2003, $33.6 million of cash related to Game Financial operations was included in the cash and corporate investments balance. The cash balances (and other net assets) related to Game Financial were divested pursuant to the sale transaction, and the gross cash proceeds resulting from the sale of $43.1 million were reinvested by the Payment Services segment. Accordingly, these funds were included in “Investments substantially restricted for payment service obligations” in the consolidated balance sheet at March 31, 2004 and not included in cash and corporate investments. The decrease in cash and corporate investments resulting from the sale of Game Financial was largely offset by cash generated from operations. Corporate investments are included in the consolidated balance sheets under “Other investments in securities.”

     Viad’s total debt at March 31, 2004 was $252.5 million compared with $251.4 million at December 31, 2003. The debt-to-capital ratio was 0.22 to 1 at March 31, 2004, compared with 0.23 to 1 at December 31, 2003. Capital is defined as total debt (excluding $4.75 preferred stock subject to mandatory redemption) plus minority interests and common stock and other equity. In April 2004, Viad paid $9.0 million to retire its outstanding industrial revenue bonds. There were no gains or losses related to the early extinguishment of these debt obligations.

     As a result of the announcement on July 24, 2003 of Viad’s intention to spin-off MoneyGram, the ratings agencies put Viad on credit watch with negative implications as it is probable that the existing debt of Viad will not be rated investment grade following the separation of MoneyGram. Because the commercial paper market is ratings driven, regardless of the reason for the credit watch, this action may result in increased borrowing costs for Viad in the future.

     In connection with the completion of the spin-off, Viad will repay its commercial paper of approximately $170.0 million, tender for its senior notes of $35.0 million and subordinated debt of $18.5 million and redeem its outstanding preferred stock at an aggregate call price of approximately $23.7 million (carrying amount of $6.7 million as of March 31, 2004).

     Viad has credit facilities totaling $475 million to support general corporate purposes, various letters of credit and a Canadian credit facility. The $475 million includes a $225 million five-year facility and a $250 million 364-day facility. The interest rate applicable to borrowings under the credit facilities is indexed to the London Interbank Offering Rate, plus appropriate spreads. The facilities also require commitment fees to be paid to committed lenders. Such spreads and fees would change should Viad’s debt ratings change. For example, a change from Viad’s current BBB/Baa2 debt rating to a non-investment grade rating, would result in an increase of up to 75 basis points in the interest rate applicable to the credit facilities. To date, Viad has not drawn against these facilities, however, if and/or when a drawing were to occur, the repayment schedule would be determined at that time. These facilities have been primarily used to backstop Viad’s outstanding commercial paper borrowings and support outstanding letters of credit. The committed lenders pursuant to these two credit facilities include twenty-one major financial institutions with Citigroup as the lead administrative agent and arranger. Short-term borrowings totaling $170 million and $168 million at March 31, 2004 and December 31, 2003, respectively, have been classified as long-term debt, pursuant to the unused commitments under the applicable credit facilities. Unused commitments (net of amounts used to support short-term borrowings and letters of credit) under the facilities totaled $234 million at March 31, 2004. Borrowings under the facilities are subject to various covenants, including a minimum net worth covenant, and a total debt to EBITDA financial ratio covenant. If Viad were to default on any other debt obligation outstanding of at least $25 million in aggregate, it would constitute an event of default with respect to the credit facilities under applicable cross default provisions. As of March 31, 2004, Viad was in compliance with all of its covenants. Upon completion of the spin-off transaction, these credit facilities will automatically terminate and be replaced with new credit facilities.

     Capital expenditures for the three months ended March 31, 2004 totaled $10.0 million as compared to $7.2 million in 2003. These expenditures primarily related to certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.

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

Off-Balance-Sheet Arrangements:

     Viad has certain arrangements and transactions which are not recorded on the consolidated balance sheets which could materially affect liquidity or require the use of capital resources. As of March 31, 2004, these arrangements include aggregate operating lease commitments of $163.7 million, aggregate guarantees of $55.3 million (representing parent guarantees of subsidiary obligations) and funding commitments related to collateralized private equity obligations of $14.9 million.

     The Payment Services segment has an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables primarily from its money order agents in an amount not to exceed $450 million. These receivables are sold to commercial paper conduits sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Viad’s rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment in permissible securities by the Payment Services segment. The receivables are sold at a discount based upon short-term interest rates. Performance under the terms of the agreement is regularly reviewed by Payment Services executive management.

Critical Accounting Policies and Estimates:

     The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of a company’s financial position and results of operations, and that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this criteria, Viad has identified and discussed with its audit committee the critical accounting policies and estimates, and the methodology and disclosures related to those estimates that are most important to the portrayal of Viad’s financial condition and results of operations. These critical accounting policies and estimates are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Viad’s Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

     In January 2004, the Financial Accounting Standards Board issued Staff Position (“FSP”) FAS 106-1 on the accounting for the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) enacted into law on December 8, 2003. Viad anticipates that the prescription drug benefit it pays for Medicare-eligible retirees beginning in 2006 will be lower as a result of the Act. Although SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that recently enacted changes in the law that take effect in future periods be considered in current period liability determination, FSP FAS 106-1 permits the deferral of recognition of the effects of the Act until further authoritative guidance is issued. The Company has elected to defer recognizing the effects of the Act until final authoritative guidance is issued. As a result, the consolidated financial statements do not include the effects of the Act and the impact on Viad’s financial position and results of operations cannot presently be determined.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments.” The final consensus provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and if such impairment exists, requires the recognition of an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The impairment model applies to investments subject to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments in equity securities accounted for under the cost method. The consensus also requires an additional other-than-temporary evaluation criterion for investments accounted for under EITF Issue No. 99-20 related to beneficial interests in securitized financial assets. The impairment model set forth in EITF Issue No. 03-1 is effective for impairment tests performed in reporting periods beginning after June 15, 2004. Additionally, EITF Issue No. 03-1 sets forth quantitative and qualitative disclosure requirements about investments with unrealized losses for which other-than-temporary impairments have not been recognized. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 (pursuant to a prior consensus). For all other investments within its scope, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.

     Viad has included the required disclosures pursuant to the prior consensus in its annual consolidated financial statements as of and for the year ended December 31, 2003. Due to the material nature of the Payment Services segment’s investment portfolio to the earnings and operations of Viad, these disclosures have been updated in the interim financial statements as of and for the three months ended March 31, 2004. As disclosed in Note 4, Viad recognized $5.9 million and $20.8 million of other-than-temporary impairment losses and adjustments (excluding net realized gains and losses) related to its Payment Services investment portfolio for the three months ended March 31, 2004 and 2003, respectively. Management does not expect the application of the three-step impairment model contained in EITF Issue No. 03-1 to have a material effect on Viad’s financial condition or results of operations incremental to any impairment losses that may otherwise be recognized under its existing methodology.

Forward-Looking Statements:

     As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to the historical information contained in this Quarterly Report, this Quarterly Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, or expectations of or current trends in future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, interest rates, tax rates, restructuring plans (including timing and realization of cost savings) and market risk disclosures. Actual results could differ materially from those projected in forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances and consolidation and growth patterns within the industries in which Viad competes, and any deterioration in the economy may individually or in combination impact future results. In addition to the factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors including further terrorist activities or war could affect the forward-looking statements contained in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Viad’s market risk exposures relate to fluctuations in interest rates and, to a lesser degree, relate to fluctuations in foreign exchange rates. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Viad’s exposure to these risks is primarily associated with its Payment Services segment business. Certain derivative financial instruments are used as part of Viad’s risk management strategy to manage these exposures. Derivatives are not used for speculative purposes. Viad has exposure to changing rates related to its pension and postretirement plan assumptions including the expected return on plan assets, the discount rate and the health care cost trend rate.

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

     Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, the effects of the swap agreements and the expected borrowing level of variable-rate debt, the increase in pre-tax income would be approximately $1.7 million. A hypothetical 10 percent proportionate decrease in interest rates, based on the same set of assumptions, would result in a decrease in pre-tax income of approximately $1.9 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results. In addition, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of Viad’s results of operations and the financial impact of interest rate fluctuations.

     Fair Value Sensitivity to Interest Rate Changes. The fair values of securities classified as available-for-sale, derivative financial instruments and fixed-rate debt are sensitive to changes in interest rates. A 10 percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $91.6 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $55.9 million), an estimated increase in the fair value of derivative financial instruments of approximately $37.5 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $22.9 million) and an estimated off-balance-sheet decrease in the fair value of fixed-rate debt of approximately $139,000 at March 31, 2004. A 10 percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $75.7 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $46.2 million), an estimated decrease in the fair value of derivative financial instruments of approximately $38.1 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $23.2 million) and an estimated off-balance-sheet increase in the fair value of fixed-rate debt of approximately $140,000 at March 31, 2004. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2004, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of March 31, 2004. There were no changes in Viad’s internal controls over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 10.A	Copy of Performance-Based Restricted Stock Agreement pursuant to the 1997 Omnibus Incentive Plan as amended March 30, 2004. *+

	Exhibit No. 10.B	Copy of Viad Corp Management Incentive Plan as amended March 30, 2004. *+

	Exhibit No. 10.C	Copy of Amendment No. 2 to the Restated Viad Corp Supplemental Pension Plan as of March 30, 2004. *+

	Exhibit No. 31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

	Exhibit No. 31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

	Exhibit No. 32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

	Exhibit No. 32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request. *

(b)	Reports on Form 8-K filed by the Registrant in the first quarter 2004.

1.	A report on Form 8-K dated January 29, 2004 was filed January 29, 2004 by Viad. The Form 8-K reported, under Item 12, that on January 29, 2004, Viad Corp issued a press release announcing its unaudited financial results for the fourth quarter and 2003 fiscal year.

2.	A report on Form 8-K dated February 11, 2004 was filed February 11, 2004 by Viad. The Form 8-K reported, under Item 5, that on February 11, 2004, Viad Corp issued a press release announcing that the company has received a favorable private letter ruling from the Internal Revenue Service confirming, among other things, that the proposed spin-off of Viad’s global payment services business will qualify as tax-free to Viad and its stockholders.

3.	A report on Form 8-K dated February 20, 2004 was filed February 20, 2004 by Viad. The Form 8-K reported, under Item 9, that on February 20, 2004, Viad Corp issued a press release announcing that its subsidiary, Travelers Express Company, Inc., has agreed to sell Game Financial Corporation to Certegy Inc.

4.	A report on Form 8-K dated March 4, 2004 was filed March 5, 2004 by Viad. The Form 8-K reported, under Item 5, that on March 4, 2004, Viad Corp issued a press release announcing that its subsidiary, Travelers Express Company, Inc., completed the sale of Game Financial Corporation to a subsidiary of Certegy Inc. for approximately $43 million in cash. As a result of the sale, Viad Corp expects to record an after-tax gain of approximately $11 million in the first quarter of 2004 and may record future after-tax gains of up to $4 million, based on contingencies in the contract. In the press release, Viad also provided amended earnings guidance for the 2004 first quarter and full year to reflect the sale of Game Financial Corporation.

* Filed herewith.

+ Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)
May 7, 2004	By:	/s/ G. Michael Latta
G. Michael Latta
Vice President – Controller (Chief Accounting Officer and Authorized Officer)