Form 10-Q
period 2004-06-30
VIAD CORP
filed 2004-08-09
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
Commission File Number 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	36-1169950 (IRS Employer Identification No.)

1850 North Central Avenue, Suite 800 Phoenix, Arizona (Address of principal executive offices)	85004-4545 (Zip Code)

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

Yes   [x]     No   [  ]

As of July 31, 2004, 22,139,334 shares of Common Stock ($1.50 par value) were outstanding.

PART I. Financial Information

Item 1. Financial Statements

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003[1]
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$110,473	$61,286
Restricted cash (Note 8)	24,015	—
Accounts receivable, net of allowance for doubtful accounts of $2,150 at June 30, 2004 and $2,555 at December 31, 2003	61,514	35,008
Receivable from MoneyGram International (Note 14)	7,113	—
Inventories	37,083	35,768
Deferred income taxes	27,802	19,493
Other current assets	12,357	11,853

Total current assets	280,357	163,408
Property and equipment, net	148,759	155,580
Other investments and assets	24,215	25,273
Deferred income taxes	47,160	66,914
Goodwill	258,253	256,687
Other intangible assets, net	14,724	14,020

Total Assets	$773,468	$681,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,993	$26,942
Preferred stock redemption liability (Note 8)	24,015	—
Other current liabilities	155,406	137,026
Current portion of long-term debt	4,963	3,515

Total current liabilities	223,377	167,483
Long-term debt	17,625	46,577
Pension and other postretirement benefits	24,456	24,496
Other deferred items and insurance liabilities	98,530	106,208
Commitments and contingencies (Note 13)
Minority interests	3,127	3,247
Common stock and other equity:
Net investment of Viad Corp (accounting predecessor to MoneyGram International) (Notes 1, 8 and 14)	—	329,912
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	—
Additional capital	676,251	—
Retained income	—	—
Unearned employee benefits and other	(21,186)	—
Accumulated other comprehensive income (loss):
Unrealized gain on investments	428	321
Cumulative foreign currency translation adjustments	5,446	7,851
Minimum pension liability adjustment	(4,213)	(4,213)
Common stock in treasury, at cost, 2,795,962 shares	(287,775)	—

Total common stock and other equity	406,353	333,871

Total Liabilities and Stockholders’ Equity	$773,468	$681,882

See Notes to Consolidated Financial Statements.

1 Amounts derived from the audited combined financial statements of “New” Viad as of December 31, 2003.

VIAD CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003[1]	2004	2003[1]
	(in thousands, except per share data)
Revenues:
Convention show services	$141,548	$161,511	$299,878	$336,453
Exhibit design and construction	48,496	62,386	93,782	109,500
Travel and recreation services	17,334	12,293	21,273	15,575

Total revenues	207,378	236,190	414,933	461,528

Costs and expenses:
Costs of services	139,618	152,801	284,755	313,215
Costs of products sold	48,882	56,810	95,094	106,115
Corporate activities and minority interests	3,835	3,367	6,357	7,030
Restructuring charges (recoveries)	853	(1,276)	853	(1,276)
Net interest expense	265	1,538	606	2,334

Total costs and expenses	193,453	213,240	387,665	427,418

Income before income taxes	13,925	22,950	27,268	34,110
Income tax expense	4,743	8,668	10,527	15,117

Net income	$9,182	$14,282	$16,741	$18,993

Diluted income per common share	$0.42	$0.66	$0.77	$0.88

Average outstanding and potentially dilutive common shares	21,839	21,627	21,811	21,604

Basic income per common share	$0.42	$0.66	$0.77	$0.88

Average outstanding common shares	21,732	21,556	21,705	21,529

See Notes to Consolidated Financial Statements.

1 Amounts derived from the unaudited combined financial statements of “New” Viad.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003[1]	2004	2003[1]
		(in thousands)
Net income	$9,182	$14,282	$16,741	$18,993

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	(23)	—	107	—
Unrealized foreign currency translation gains (losses)	(2,303)	8,559	(2,405)	14,614

Other comprehensive income (loss)	(2,326)	8,559	(2,298)	14,614

Comprehensive income	$6,856	$22,841	$14,443	$33,607

See Notes to Consolidated Financial Statements.

1 Amounts derived from the unaudited combined financial statements of “New” Viad.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2004	2003[1]
	(in thousands)
Cash flows from operating activities:
Net income	$16,741	$18,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,797	11,237
Deferred income taxes	5,586	5,730
Restructuring charges (recoveries)	853	(1,276)
Gains on dispositions of property and other assets	(587)	(404)
Other noncash items, net	6,036	5,702
Change in operating assets and liabilities:
Accounts receivable	(27,031)	(27,282)
Inventories	(1,315)	10,962
Accounts payable	12,051	7,611
Restructuring liability (cash payments)	(4,511)	(4,428)
Accrued spin-off costs	9,134	650
Receivable from MoneyGram International	(7,113)	—
Other assets and liabilities, net	135	(7,308)

Net cash provided by operating activities	20,776	20,187

Cash flows from investing activities:
Capital expenditures	(5,974)	(6,640)
Acquisition of business, net of cash acquired	(2,784)	—
Proceeds from dispositions of property and other assets	2,095	538

Net cash used in investing activities	(6,663)	(6,102)

Cash flows from financing activities:
Payments on long-term borrowings	(486)	(11,991)
Net distributions from Viad Corp (accounting predecessor to MoneyGram International) (Note 14)	35,560	1,001

Net cash provided by (used in) financing activities	35,074	(10,990)

Net increase in cash and cash equivalents	49,187	3,095
Cash and cash equivalents, beginning of year	61,286	40,147

Cash and cash equivalents, end of period	$110,473	$43,242

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$7,591	$4,569

Interest	$1,613	$213

See Notes to Consolidated Financial Statements.

1 Amounts derived from the unaudited combined financial statements of “New” Viad.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Preparation and Principles of Consolidation

Spin-off of MoneyGram International

     On June 30, 2004, Viad Corp (“Viad” or the “Company”) separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. The continuing business of Viad consists of the businesses of convention show services, exhibit design and construction and travel and recreation services operations, as well as Viad’s centralized corporate functions located in Phoenix, Arizona.

     Due to the relative significance of MoneyGram as compared to the remaining businesses of Viad, the transaction was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, MoneyGram was considered the divesting entity for accounting purposes and is the accounting successor to Viad with respect to the historical consolidated financial statements of Viad prior to the spin-off. Conversely, the remaining combined businesses of Viad (excluding MoneyGram) represent the entity which was “spun-off” from MoneyGram International (accounting successor to Viad Corp). Accordingly, retained income as presented in these financial statements is zero at June 30, 2004 since the reverse spin-off was effective as of June 30, 2004.

     In connection with the completion of the spin-off, Viad Corp (accounting predecessor to MoneyGram International) repaid its commercial paper outstanding on June 30, 2004 of $188.0 million and provided notice of redemption to the holders of its $4.75 mandatorily redeemable preferred stock for which the Company irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. Also in June 2004, Viad Corp (accounting predecessor to MoneyGram International) repurchased medium-term notes of $31.9 million and subordinated debt of $17.2 million (excluding tender premiums) pursuant to the completion of tender offers which commenced in May 2004. In April 2004, Viad Corp (accounting predecessor to MoneyGram International) retired industrial revenue bonds for $9.0 million. Also in connection with the spin-off, Viad Corp’s (accounting predecessor to MoneyGram International) existing bank credit facilities were terminated on the date of the transaction, and were replaced by Viad’s new credit facility providing availability of $150 million (see Note 8).

     In addition, at the annual Viad stockholder meeting in May 2004, Viad’s stockholders approved a one-for-four reverse stock split of the Company’s common stock whereby, upon completion of the MoneyGram spin-off, every four shares of Viad common stock held on June 30, 2004, became one share of Viad common stock. The accompanying consolidated financial statements reflect the effects of the one-for-four reverse stock split for all periods presented.

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Viad have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

     As a result of the spin-off transaction, Viad redefined its reportable segments to reflect a disaggregated presentation of the former “Convention and Event Services” segment and the inclusion of the businesses comprising Travel and Recreation Services as a reportable segment. Although Viad’s two convention and event services businesses continue to meet the aggregation criteria pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” a disaggregated presentation of these businesses is considered appropriate due to their relative size and importance to Viad as a result of the spin-off. The Travel and Recreation Services businesses are included as a reportable segment for Viad as they meet the quantitative thresholds of SFAS No. 131. Therefore, Viad’s reporting segments consist of: GES Exposition Services, Inc. (“GES”), Exhibitgroup/Giltspur (“Exhibitgroup”) and Travel and Recreation Services.

     The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. In periods ended prior to the spin-off, the Company’s financial statements reflect the combined financial position, results of operations and cash flows of the GES, Exhibitgroup and Travel and Recreation Services businesses, and centralized corporate functions of Viad, all of which were under common ownership and common management, as if it were a separate entity for all periods presented. The combined financial information for periods prior to the spin-off may not necessarily reflect the financial position, results of operations and cash flows of “New” Viad in the future or, had it operated as a separate independent company, during the periods presented.

Note 2 – Stock-Based Compensation

     In 1997, Viad stockholders adopted the Viad Corp Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance-based awards. The number of shares of Viad common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in such year shall be added to the shares available for grant in any subsequent calendar year.

     Stock options granted in 2004 were for a term of seven years at an exercise price based on the market value at the date of grant and become exercisable in annual increments of twenty percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

     As a result of the spin-off of MoneyGram, each option to purchase shares of Viad common stock was converted to consist of an adjusted option to purchase the same number of shares of Viad common stock and a new option to purchase the same number of shares of MoneyGram common stock. The exercise price and number of shares subject to the Viad and MoneyGram options were adjusted so that the two options had a combined intrinsic economic value equal to the intrinsic economic value of the Viad option before taking into account the effect of the distribution. The options will otherwise generally continue to be and become exercisable on substantially the same terms and conditions set forth in the Omnibus Plan.

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method of accounting for stock-based compensation awards prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. Assuming Viad had recognized compensation expense for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, net income and diluted and basic income per share for the three and six months ended June 30 would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax effects.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$9,182	$14,282	$16,741	$18,993
Plus: stock-based employee compensation expense recorded under APB Opinion No. 25, net of tax	—	—	—	220
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(173)	(348)	(454)	(814)

Pro forma net income	$9,009	$13,934	$16,287	$18,399

Diluted income per share:
As reported	$0.42	$0.66	$0.77	$0.88

Pro forma	$0.41	$0.65	$0.75	$0.85

Basic income per share:
As reported	$0.42	$0.66	$0.77	$0.88

Pro forma	$0.42	$0.65	$0.75	$0.86

     For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2004 and 2003 was $6.91 and $5.03 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003
Expected dividend yield	0.7%	1.8%
Expected volatility	28.1%	30.4%
Risk-free interest rate	3.16%	2.66%
Expected life	5 years	5 years

Note 3 – Acquisition of Business

     In May 2004, GES acquired a small convention services contractor in Edmonton, Canada. The net purchase price of $2.8 million was allocated to the net tangible and identifiable intangible assets and liabilities acquired based on the estimated fair values at the date of acquisition. The amount paid in excess of the estimated fair values was recorded to goodwill. In connection with the transaction, GES recorded goodwill of $2.1 million, amortizable intangible assets of $904,000 and other net liabilities of $177,000 (including acquisition and assumed liabilities of $1.0 million). The amount of goodwill expected to be deductible for tax purposes is not significant. The accompanying consolidated financial statements include the accounts and results of operations from the date of acquisition. The results of operations from the beginning of the year to the date of acquisition were not significant to Viad’s consolidated results of operations.

Note 4 – Inventories

     The components of inventories were as follows:

	June 30,	December 31,
	2004	2003
	(in thousands)
Raw materials	$21,510	$22,440
Work in process	15,573	13,328

Inventories	$37,083	$35,768

Note 5 – Property and Equipment

     Property and equipment consisted of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Land	$22,110	$22,565
Buildings and leasehold improvements	73,858	75,088
Equipment and other	251,126	251,946

	347,094	349,599
Accumulated depreciation	(198,335)	(194,019)

Property and equipment	$148,759	$155,580

     Depreciation expense for the three months ended June 30, 2004 and 2003 was $5.3 million and $5.7 million, respectively. For the six months ended June 30, 2004 and 2003, depreciation expense was $10.7 million and $11.2 million, respectively.

Note 6 – Goodwill and Other Intangible Assets

     A summary of other intangible assets at June 30, 2004 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer lists	$1,301	$(530)	$771
Other	306	(192)	114

	1,607	(722)	885

Unamortized intangible assets:
Trademarks	12,851	—	12,851
Pension intangible assets	988	—	988

	13,839	—	13,839

Total other intangible assets	$15,446	$(722)	$14,724

     A summary of other intangible assets at December 31, 2003 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$503	$(503)	$—
Other	1,026	(845)	181

	1,529	(1,348)	181

Unamortized intangible assets:
Trademarks	12,851	—	12,851
Pension intangible assets	988	—	988

	13,839	—	13,839

Total other intangible assets	$15,368	$(1,348)	$14,020

     Intangible asset amortization expense for the three months ended June 30, 2004 and 2003 was $41,000 and $31,000, respectively. For the six months ended June 30, 2004 and 2003, intangible asset amortization expense was $56,000 and $63,000, respectively. Estimated amortization expense related to the other intangible assets for the remainder of 2004 and the four succeeding years is expected to be as follows:

(in thousands)
2004	$121
2005	$213
2006	$178
2007	$160
2008	$160

     The changes in the carrying amount of goodwill for the six months ended June 30, 2004 were as follows:

			Travel and
	GES	Exhibitgroup	Recreation	Total
		(in thousands)
Balance at January 1, 2004	$146,701	$80,355	$29,631	$256,687
Goodwill acquired	2,089	—	—	2,089
Foreign currency translation adjustments	(285)	(3)	(235)	(523)

Balance at June 30, 2004	$148,505	$80,352	$29,396	$258,253

Note 7 – Accrued Liabilities and Other

     Other current liabilities consisted of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Accrued income taxes	$48,519	$45,279
Customer deposits	26,897	22,325
Accrued compensation	24,950	24,742
Accrued spin-off costs	11,331	2,197
Accrued dividends	8,138	—
Accrued restructuring	6,087	8,550
Other	29,484	33,933

Total other current liabilities	$155,406	$137,026

     Other deferred items and insurance liabilities consisted of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Self-insured liability accrual	$31,805	$33,476
Liabilities associated with previously sold operations	26,887	27,863
Accrued restructuring	11,979	12,435
Foreign deferred tax liability	9,173	11,855
Deferred gain on sale of property	6,925	7,408
Other	11,761	13,171

Total other deferred items and insurance liabilities	$98,530	$106,208

Note 8 – Debt and Other Obligations

     At June 30, 2004, Viad’s total long-term debt of $22.6 million consisted of $12.4 million related to Viad’s ESOP loan guarantee, $5.8 million of capital lease obligations, and $4.4 million of medium-term notes and subordinated debentures which remained outstanding following the completion of Viad’s debt tender offers in June 2004. At December 31, 2003, Viad’s total long-term debt of $50.1 million included debt obligations of $20.1 million for which Viad would be the obligor subsequent to the spin-off of MoneyGram, and also included $30.0 million of allocated general corporate debt of Viad which was based on the pro-rated level of debt to be assumed by both Viad and MoneyGram at the time of the spin-off.

     Cash generated by MoneyGram during the six months ended June 30, 2004 was used to redeem the general corporate debt of Viad. Consequently, the net amount of general corporate debt allocated to Viad was reduced by approximately $25.6 million as of June 30, 2004. The net reduction, which represented non-cash transactions, was reflected as a reduction of debt and an increase to “Net investment of Viad Corp” (accounting predecessor to MoneyGram International).

     In June 2004, Viad Corp (accounting predecessor to MoneyGram International) provided a notice of redemption to the holders of its $4.75 mandatorily redeemable preferred stock. There were 234,983 shares of $4.75 preferred stock outstanding on the notification date. Additionally, in June 2004, Viad irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. The redemption amount of $24.0 million represents the aggregate call price of $101 per share and accrued but unpaid dividends. At the time of the deposit, all rights with respect to the preferred shares were terminated, except the right to receive cash for the redemption amount (including accrued dividends) at any time subsequent to the date of the deposit. Accordingly, as of June 30, 2004, Viad has recorded restricted cash of $24.0 million and a corresponding preferred stock redemption liability of the same amount. Furthermore, such preferred shares were not deemed outstanding at June 30, 2004.

     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. GES is a guarantor of the facility. Borrowings under the facility are indexed to the prime rate or the London Interbank Offering

Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At June 30, 2004, Viad had no outstanding borrowings under the facility. With the termination of Viad’s previous credit facilities upon the MoneyGram spin-off, $9.5 million of letters of credit automatically transitioned to the new $150 million credit agreement. Financial covenants include a minimum consolidated net worth requirement; a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At June 30, 2004, Viad was in compliance with all covenants.

     At June 30, 2004, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to facilities and equipment leases entered into by the Company’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at June 30, 2004 was $33.6 million. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Note 9 — Income Taxes

     A reconciliation of the income tax expense on income from continuing operations and the amount that would be computed using statutory federal income tax rates for the six months ended June 30 is as follows:

	2004		2003
		(in thousands)
Computed income taxes at statutory federal income tax rate	$9,544	35.0%	$11,939	35.0%
State income taxes	1,724	6.3%	2,649	7.8%
Other, net	(498)	(1.8%)	2,611	7.6%

	10,770	39.5%	17,199	50.4%
Adjustment to estimated annual effective rate (1)	(243)	(0.9%)	(2,082)	(6.1%)

Income tax expense	$10,527	38.6%	$15,117	44.3%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded on the estimated effective tax rate expected to be applicable for the entire fiscal year.

Note 10 — Pension and Other Postretirement Plans

     Net periodic cost for defined benefit plans and net periodic postretirement benefit cost for the three months ended June 30 includes the following components:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
		(in thousands)
Service cost	$18	$15	$30	$26
Interest cost	290	303	553	615
Expected return on plan assets	(236)	(263)	(87)	(37)
Amortization of prior service cost	52	52	(168)	(168)
Recognized net actuarial loss	75	42	288	299

Net periodic cost	$199	$149	$616	$735

     Net periodic pension cost for defined benefit plans and net periodic postretirement benefit cost for the six months ended June 30 includes the following components:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
		(in thousands)
Service cost	$35	$30	$60	$51
Interest cost	581	607	1,106	1,231
Expected return on plan assets	(471)	(527)	(155)	(74)
Amortization of prior service cost	104	104	(336)	(336)
Recognized net actuarial loss	150	84	568	598

Net periodic cost	$399	$298	$1,243	$1,470

     Viad is expected to contribute $499,000 to its unfunded pension plans and $2.5 million to its other postretirement benefit plans in 2004. Viad is not required to contribute to its funded pension plans in 2004. As of June 30, 2004, Viad has contributed $251,000 to its unfunded pension plans and $1.3 million to its other postretirement benefit plans.

     The accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is described in Note 16.

Note 11 — Income Per Share

     A reconciliation of the numerators and denominators of diluted and basic per share computations for net income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$9,182	$14,282	$16,741	$18,993

Average outstanding common shares	21,732	21,556	21,705	21,529
Additional dilutive shares related to stock-based compensation	107	71	106	75

Average outstanding and potentially dilutive common shares	21,839	21,627	21,811	21,604

Diluted income per share	$0.42	$0.66	$0.77	$0.88

Basic income per share	$0.42	$0.66	$0.77	$0.88

     Options to purchase 676,000 and 789,000 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive.

Note 12 — Restructuring Charges and Recoveries

     On June 30, 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off, all of which was unpaid as of that date.

     In the fourth quarter of 2002, Viad approved a plan of restructuring related to the Exhibitgroup segment and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. At June 30, 2004, there was a remaining liability of $4.5 million, of which $2.7 million and $1.8 million were included in the consolidated balance sheets under the caption “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad completed the restructuring activities December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the change in the 2002 restructuring charge liability balance at June 30, 2004 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)
Balance at December 31, 2003	$1,164	$6,132	$7,296
Cash payments	(338)	(2,479)	(2,817)

Balance at June 30, 2004	$826	$3,653	$4,479

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million related to the GES and Exhibitgroup segments. Of the total charge, $13.6 million related to the GES segment, $47.9 million related to the Exhibitgroup segment and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. In the second quarter of 2003, $1.3 million of the reserve was reversed as certain costs originally anticipated in the restructuring plan were ultimately not expected to be incurred. At June 30, 2004, there was a remaining liability of $12.7 million, of which $2.7 million and $10.0 million were included in the consolidated balance sheets under the caption “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

     A summary of the change in the 2001 restructuring charge liability balance at June 30, 2004 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)
Balance at December 31, 2003	$276	$13,413	$13,689
Cash payments	(276)	(1,418)	(1,694)
Noncash adjustment	—	739	739

Balance at June 30, 2004	$—	$12,734	$12,734

Note 13 — Litigation, Claims and Other Contingencies

     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims that arise in the ordinary course of business. Certain of these pending legal actions are, or purport to be, class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2004, with respect to certain of these matters is not ascertainable, the Company believes that any resulting liability, after taking into consideration amounts already provided for, would not have a material effect on Viad’s business, financial condition or results of operations.

     Viad is subject to various environmental laws and regulations of the United States as well as of the states and other countries in whose jurisdictions Viad has or had operations and is subject to certain international agreements. If Viad fails or has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad faces exposure to actual or potential claims and lawsuits involving environmental matters. Although Viad is a party to certain environmental disputes, the Company believes that any liabilities resulting from these disputes, after taking into consideration amounts already provided for, exclusive of any potential insurance recoveries, will not have a material effect on Viad’s business, financial condition or results of operations.

Note 14 — Related Party Transactions

     Prior to the spin-off transaction, distributions from Viad Corp (accounting predecessor to MoneyGram International) primarily represented cash transfers to “New” Viad in order to fund working capital requirements and for general corporate purposes. Distributions to Viad Corp (accounting predecessor to MoneyGram International) primarily represented cash payments to fund stockholder dividends, common stock repurchases, interest and principal payments on general corporate debt obligations and certain capital contributions associated with MoneyGram. The net distributions from Viad Corp (accounting predecessor to MoneyGram International) were $35.6 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

     In addition, prior to the spin-off transaction, Viad incurred certain costs on behalf of MoneyGram such as legal and administrative costs related to the spin-off, and other costs primarily related to insurance and employee benefit programs. At June 30, 2004, the total amount subject to reimbursement by MoneyGram was $7.1 million and is reflected on the consolidated balance sheets under the caption “Receivable from MoneyGram International.”

Note 15 — Segment Information

     Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments. Disclosures regarding Viad’s three reportable segments (GES, Exhibitgroup and Travel and Recreation Services) along with reconciliations to consolidated totals for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(in thousands)
Revenues:
GES	$137,392	$147,759	$300,955	$315,254
Exhibitgroup	52,652	76,138	92,705	130,699
Travel and Recreation Services	17,334	12,293	21,273	15,575

	$207,378	$236,190	$414,933	$461,528

Segment operating income:
GES	$14,113	$20,991	$34,671	$41,141
Exhibitgroup	96	2,965	(2,933)	175
Travel and Recreation Services	4,669	2,623	3,346	882

	18,878	26,579	35,084	42,198
Corporate activities and minority interests	(3,835)	(3,367)	(6,357)	(7,030)

	15,043	23,212	28,727	35,168
Other investment income	126	103	352	231
Interest expense	(391)	(1,641)	(958)	(2,565)
Restructuring recoveries (charges)	(853)	1,276	(853)	1,276

Income before income taxes	$13,925	$22,950	$27,268	$34,110

	June 30,	December 31,
	2004	2003
	(in thousands)
Assets:
GES	$259,459	$251,146
Exhibitgroup	182,095	161,263
Travel and Recreation Services	129,691	125,930
Corporate and other	202,223	143,543

	$773,468	$681,882

Note 16 — Recent Accounting Pronouncements

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to the Medicare plan. The FASB had previously issued FSP FAS 106-1 which permitted the one-time election to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, the election to defer recognition expired and specific guidance was provided in accounting for the subsidy, whether a previous election had been made to either defer or not defer the effects of the Act. Upon initial adoption of FSP FAS 106-2, the effect of the subsidy on benefits attributable to past service, if applicable, would be accounted for as an actuarial gain resulting in a reduction of the accumulated postretirement benefit obligation and amortized to future periods, as appropriate. Furthermore, the effects of the subsidy would reduce current and ongoing service costs. The FSP is effective for the first reporting period beginning after June 15, 2004, which for the Company will be the third quarter of 2004. Viad has not yet determined if the adoption of FSP FAS 106-2 will have a material impact on its financial position or results of operations.

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

Overview:

     On June 30, 2004, Viad Corp (“Viad” or the “Company”) separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. The continuing business of Viad consists of the businesses of convention show services, exhibit design and construction and travel and recreation services operations as well as Viad’s centralized corporate functions located in Phoenix, Arizona.

     Due to the relative significance of MoneyGram as compared to the remaining businesses of Viad, the transaction was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, MoneyGram was considered the divesting entity for accounting purposes and is the accounting successor to Viad with respect to the historical consolidated financial statements of Viad prior to the spin-off. Conversely, the remaining combined businesses of Viad (excluding MoneyGram) represent the entity which was “spun-off” from MoneyGram International (accounting successor to Viad Corp).

     In connection with the completion of the spin-off, Viad Corp (accounting predecessor to MoneyGram International) repaid its commercial paper outstanding on June 30, 2004 of $188.0 million and provided notice of redemption to the holders of its $4.75 mandatorily redeemable preferred stock for which the Company irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. At July 31, 2004, the amount of restricted cash and the preferred stock redemption liability were approximately $684,000. Also, in June 2004, Viad Corp (accounting predecessor to MoneyGram International) repurchased medium-term notes of $31.9 million and subordinated debt of $17.2 million (excluding tender premiums) in connection with the completion of tender offers which commenced in May 2004. In April 2004, Viad Corp (accounting predecessor to MoneyGram International) retired industrial revenue bonds for $9.0 million. Also in connection with the spin-off, Viad Corp’s (accounting predecessor to MoneyGram International) existing bank credit facilities were terminated on the date of the transaction, and were replaced by Viad’s new credit facility providing availability of $150 million.

     In addition, at the annual Viad stockholder meeting in May 2004, Viad’s stockholders approved a one-for-four reverse stock split of the Company’s common stock whereby, upon completion of the MoneyGram spin-off, every four shares of Viad common stock held on June 30, 2004, became one share of Viad common stock. The accompanying consolidated financial statements reflect the effects of the one-for-four reverse stock split for all periods presented.

     As a result of the spin-off, Viad redefined its reportable segments to reflect a disaggregated presentation of the former “Convention and Event Services” segment and the inclusion of the businesses comprising Travel and Recreation Services as a reportable segment. Accordingly, Viad operates in three reportable business segments as follows:

     GES — GES Exposition Services, Inc. (“GES”) provides convention and tradeshow services throughout North America, such as freight handling, transportation, installation, dismantling and management services to trade associations and tradeshow management companies and exhibitors. GES also provides certain exhibit design and construction services.

     Exhibitgroup — Exhibitgroup/Giltspur (“Exhibitgroup”) specializes in the large-to-small scale design, construction, installation and warehousing of convention and tradeshow exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup also provides tradeshow services to its corporate customers.

     Travel and Recreation Services — Brewster Transport Company Limited (“Brewster”) is a major tourism service operator in Western Canada offering world-class attractions, motorcoach services, charter and sightseeing services, hotel operations, inbound package tour operations and travel agencies. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three 1960s-era motor inns in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada.

     The following are financial highlights of the second quarter of 2004 as compared to the second quarter of 2003 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

     Viad Corp (Consolidated)

–	Total revenues of $207.4 million, a 12.2 percent decrease from 2003

–	Net income of $9.2 million, a decrease of 35.7 percent

–	Diluted income per share of $0.42 versus $0.66

–	Cash and cash equivalents were $110.5 million

–	Restricted cash of $24.0 million which will be used to pay Viad’s preferred stock redemption liability

–	Debt decreased $27.5 million to $22.6 million from the fourth quarter of 2003

     GES

–	Revenues of $137.4 million, a decrease of 7.0 percent

–	Segment operating income of $14.1 million, a decrease of 32.8 percent

     Exhibitgroup

–	Revenues of $52.7 million, a decrease of 30.8 percent

–	Segment operating income of $96,000, down from $3.0 million in 2003

     Travel and Recreation Services

–	Revenues of $17.3 million, an increase of 41.0 percent

–	Segment operating income of $4.7 million, an increase of 78.0 percent

Non-GAAP Measures:

     The following discussion includes a presentation of Adjusted EBITDA, which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income before interest expense, income taxes, depreciation and amortization and changes in accounting principles. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs and changes in accounting principles are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations because it is useful for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes and the effects of accounting changes. Because Adjusted EBITDA does not consider these items, a user of Viad’s financial information should consider net income an important measure of financial performance because it provides a more complete measure of the Company’s performance.

     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(in thousands)
Adjusted EBITDA	$19,684	$30,339	$39,023	$47,912
Interest expense	(391)	(1,641)	(958)	(2,565)
Income taxes	(4,743)	(8,668)	(10,527)	(15,117)
Depreciation and amortization	(5,368)	(5,748)	(10,797)	(11,237)

Net income	$9,182	$14,282	$16,741	$18,993

     The decrease in Adjusted EBITDA of $10.7 million from the second quarter of 2003 versus the second quarter of 2004 was driven by lower operating income at GES and Exhibitgroup and unfavorable restructuring charges, partially offset by favorable operating income in the Travel and Recreation Services segment. The decrease in Adjusted EBITDA of $8.9 million from the six months ended June 30, 2003 versus the six months ended June 30, 2004 was due to the same factors. See “Results of Operations” below for further discussion.

Results of Operations

Comparison of Second Quarter of 2004 to the Second Quarter of 2003

     In the second quarter of 2004, revenues decreased 12.2 percent to $207.4 million from $236.2 million in the second quarter of 2003. Show rotation had a negative impact on revenue for both GES and Exhibitgroup, while weak demand and competitive pricing pressure added further to the revenue decline for Exhibitgroup. Revenue from the Travel and Recreation Services segment increased and partially offset the declines in the other segments. Income before income taxes was $13.9 million for the second quarter of 2004 compared with $23.0 million for the second quarter of 2003, a decrease of 39.3 percent. Net income for the second quarter of 2004 was $9.2 million, or $0.42 per share, compared to $14.3 million, or $0.66 per share, for the second quarter of 2003, down 36.4 percent on a per share basis. These decreases were primarily driven by the lower revenues discussed above as well as unfavorable restructuring charges. Viad recorded restructuring charges of $853,000 ($530,000 after-tax) in the second quarter of 2004, primarily related to planned employee reductions. This is compared to a restructuring recovery of $1.3 million ($770,000 after-tax) in the second quarter of 2003.

     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs. Several key contracts require renewal in the third quarter of 2004. Although labor relations between the companies and labor have been stable, disruptions during contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.

     GES. Revenues for GES were $137.4 million for the second quarter of 2004, a decline of 7.0 percent compared to $147.8 million in the 2003 quarter. Segment operating income was $14.1 million in the second quarter of 2004, down 32.8 percent from $21.0 million in the second quarter of 2003. Operating margins decreased to 10.3 percent in 2004 from 14.2 percent in 2003. The decline in revenue primarily resulted from negative show rotation. In the second quarter of 2003, GES serviced the National Plastics Expo, one of the largest tradeshows in the world that occurs every third year. It also serviced the Ford Centennial celebration, which was a one-time event. The effects of negative show rotation were partially offset by an increase in revenue resulting from growth in certain recurring shows and from increased discretionary services sold to exhibitors. The decline in 2004 operating margins primarily resulted from investment in revenue growth initiatives.

     Although GES’s business has a diversified customer base, revenue growth is dependent upon, among other things, show rotation, general economic conditions and levels of exhibitor spending. In general, the tradeshow industry is experiencing early signs of growth in certain major tradeshows, especially in the healthcare, security and industrial/construction industries. However, shows in the technology industry continue to struggle, evidenced by a number of cancellations for shows which were expected to occur later in the year. Management believes that further improvements in the economy and corporate earnings could lead to increased tradeshow spending. However, in response to uncertainty regarding near-term show growth, management continues to emphasize cost containment and revenue growth through greater market penetration into exhibitor discretionary spending.

     Exhibitgroup. Revenues for Exhibitgroup were $52.7 million, down 30.8 percent in the second quarter of 2004 from $76.1 million in the second quarter of 2003. Segment operating income was $96,000 in the 2004 quarter compared to $3.0 million in the 2003 quarter. The decline in revenue was primarily driven by customer losses and the continued weak demand for the design and construction of new exhibits as many customers continue to reuse or refurbish their existing exhibits. The customer losses occurred due to competitive pricing which management believes would have led to unprofitable contracts. Negative show rotation also contributed to the decline in revenue. In the second quarter of 2003, Exhibitgroup serviced the European Air Show which rotates each year between Paris, France (held in the second quarter) and Farnborough, U.K. (held in the third quarter). This show will occur in the third quarter in 2004. The decline in operating income was due to the continued erosion of sales revenue. Management believes industry conditions will remain highly competitive in the near term, leading to constrained revenue growth through 2004. Visibility over revenues remains poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. If the prolonged weakness in demand and pricing pressures continue, revenue could decline further and operating income could be similarly affected. Management remains focused on cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to preserve and increase operating margins over the longer-term.

     Travel and Recreation Services. Revenues of the travel and recreation services businesses were $17.3 million, an increase of 41.0 percent from $12.3 million in the second quarter of 2003. Segment operating income was $4.7 million for the second quarter of 2004, an increase of 78.0 percent from $2.6 million in the same quarter of 2003. In 2003, income in this segment was reduced by lower visitation rates, owing to instability abroad, the outbreak of certain health issues and Air Canada’s financial difficulties. The second quarter of 2004 increases in revenues and operating income reflect improved visitation rates at Brewster, especially from Japan, China, Taiwan and Korea. As compared to the second quarter of 2003, passenger volumes were up more than 60 percent for Brewster’s Ice Explorer Tours going to the Columbia Icefield, and up nearly 30 percent for the Banff Gondola, which takes passengers to the summit of Sulphur Mountain.

     Glacier Park, which approximated 23 percent of the Travel and Recreation Services segment’s full year 2003 operating income, opened for the season at the end of May. Glacier Park’s concession contract with the National Park Service expires at the end of 2005, at which time a new concessionaire may be selected by the National Park Service and Viad’s Glacier Park operations would cease. In such a circumstance, Viad would be entitled to a “possessory interest” payment for the value of the structures acquired or constructed, fixtures installed or improvements made to Glacier National Park while servicing its contract. While the option exists for the National Park Service to extend Glacier Park’s contract for up to three years, it is not currently known if it will do so. Viad does, however, believe the investment income that would be earned on any possessory interest payment would compensate for the lost operating income of Glacier Park in future years.

     Corporate Activities and Minority Interests. Corporate activities and minority interests increased to $3.8 million in the second quarter of 2004 from $3.4 million in the second quarter of 2003 due to an increase in administrative costs.

     Net Interest Expense. Net interest expense decreased to $265,000 in the second quarter of 2004 from $1.5 million in the second quarter of 2003. This decrease was primarily related to lower average debt balances.

     Income Taxes. The effective tax rate in the second quarter of 2004 was 34.1 percent compared to 37.8 percent for the second quarter of 2003. The decrease in the effective tax rate was due to a favorable federal income tax settlement in the second quarter of 2004.

Comparison of First Six Months of 2004 to the First Six Months of 2003

     Revenues for the first six months of 2004 decreased 10.1 percent to $414.9 million from $461.5 million in 2003. The decline was primarily driven by negative show rotation and customer losses at both GES and Exhibitgroup, partially offset by increases in travel and recreation services resulting from higher visitation rates. Income before income taxes was $27.3 million for the six months ended June 30, 2004 compared with $34.1 million for the comparable period in 2003 (down 20.1 percent). Net income for the first six months of 2004 was $16.7 million, or $0.77 per share, compared to $19.0 million, or $0.88 per share, for the first six months of 2003. The decreases were primarily driven by the lower revenues described above as well as unfavorable restructuring charges.

     GES. Revenues of the GES segment were $301.0 million for the first six months of 2004, a decrease of 4.5 percent from the 2003 amount of $315.3 million. The decrease in revenues largely reflects negative show rotation and the first quarter of 2004 loss of the North American International Auto Show in Detroit (due to certain contractor requirements), partially offset by an increase in revenue resulting from growth in certain recurring shows and from discretionary services sold to exhibitors.

     Segment operating income declined to $34.7 million in the first six months of 2004 from $41.1 million in the first six months of 2003, down 15.7 percent. Operating margins decreased to 11.5 percent in the first six months of 2004 from 13.1 percent in the first six months of 2003. These decreases were primarily the result of reduced revenue and investment in revenue growth initiatives. In general, the tradeshow industry is experiencing early signs of growth in certain major tradeshows and an increase in new show launches, although several recent show cancellations indicate that there is still weakness in certain industries, especially in technology.

     Exhibitgroup. Revenues of the Exhibitgroup segment were $92.7 million for the first six months of 2004, a decrease of 29.1 percent from the 2003 amount of $130.7 million. The segment operating loss in the first six months of 2004 of $2.9 million versus segment operating income of $175,000 in the first six months of 2003 was largely due to reduced revenue. The revenue decline resulted primarily from weak demand for the design and construction of new exhibits, and the effects of highly competitive pricing in the industry. Management believes that the competitive environment in the exhibit design and construction industry has become more aggressive, leading to pricing which could result in unprofitable contracts. The decline in operating income was due to the continued erosion of sales revenue. These industry conditions are expected to constrain revenue growth through 2004, as visibility over revenues remains poor and a sustained increase in corporate marketing spending on new exhibit construction has not materialized to date. If these conditions persist, revenue could decline further and operating income could be similarly affected. Management remains focused on cost control, productivity, customer service improvements and pricing strategies in order to preserve and enhance operating margins over the longer-term.

     Travel and Recreation Services. Revenues of the travel and recreation services businesses were $21.3 million, an increase of 36.6 percent from $15.6 million in the first six months of 2003. Segment operating income was $3.3 million for the first six months of 2004, compared with $882,000 for the first six months of 2003. Operating margins increased to 15.7 percent in the first six months of 2004 from 5.7 percent in the first six months of 2003. In 2003, this segment was hit hard by decreased visitation due to such factors as the war in Iraq, the outbreak of certain health issues and Air Canada’s financial difficulties. The 2004 year-to-date increases in revenues and operating income reflect improved visitation to Brewster, especially from Japan, China, Taiwan and Korea. Glacier Park’s season is primarily in the third quarter of each year. Forest fires during the third quarter of 2003 had a significant negative impact on the business’s 2003 results. A recurrence of forest fires in 2004 could have a similar impact on operating results in the second half of 2004.

     Net Interest Expense. Net interest expense decreased to $606,000 in the first six months of 2004 from $2.3 million in the first six months of 2003. This decrease was primarily related to lower average debt balances.

     Income Taxes. The effective tax rate for the first six months of 2004 was 38.6 percent compared to 44.3 percent for the comparable 2003 period. The decrease in the effective tax rate period over period is primarily due to a favorable income tax settlement in 2004.

Liquidity and Capital Resources:

     Cash and cash equivalents were $110.5 million at June 30, 2004 as compared to $61.3 million at December 31, 2003, with the increase primarily due to net distributions from Viad Corp (accounting predecessor to MoneyGram International) and to cash flow from operations. In July 2004, Viad used approximately $27 million to pay certain liabilities related to the MoneyGram spin-off and to pay Viad’s common stock dividend related to pre-spin-off operations.

     Viad’s total debt at June 30, 2004 was $22.6 million compared with $50.1 million at December 31, 2003. The debt-to-capital ratio was 0.052 to 1 at June 30, 2004, compared with 0.129 to 1 at December 31, 2003. Capital is defined as total debt plus minority interests and common stock and other equity.

     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. GES is a guarantor of the facility. Borrowings under the facility are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At June 30, 2004, Viad had no outstanding borrowings under the facility. With the termination of Viad’s previous credit facilities upon the MoneyGram spin-off, $9.5 million of letters of credit automatically transitioned to the new $150 million credit agreement. Financial covenants include a minimum consolidated net worth requirement of not less than $325.1 million plus 50 percent of positive quarterly consolidated net income on a rolling four-quarter basis; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of no greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At June 30, 2004, Viad was in compliance with all covenants.

     In July 2004, Viad borrowed $12.4 million under the revolving credit agreement described above to pay in full the Wachovia Bank ESOP loan and release Viad from its guarantee of the loan. This transaction did not result in a net change to the Company’s debt outstanding.

     Capital expenditures for the six months ended June 30, 2004 totaled $6.0 million as compared to $6.6 million in 2003. These expenditures primarily related to certain leasehold improvements, information systems and related costs, and manufacturing and other equipment. Capital expenditures for the full year 2004 are expected to approximate $15 million to $18 million.

     The following table presents Viad’s contractual obligations as of June 30, 2004:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long-term debt	$16,834	$4,134	$2,000	$2,000	$8,700
Capital lease obligations	5,754	829	1,573	264	3,088
Operating leases	124,013	22,853	35,624	26,555	38,981
Preferred stock redemption liability (1)	24,015	24,015	—	—	—

Total contractual cash obligations (2)	$170,616	$51,831	$39,197	$28,819	$50,769

(1)	See “Overview” above for a discussion of the preferred stock redemption liability.

(2)	As of June 30, 2004, Viad’s aggregate noncancelable purchase obligations were not significant, and were therefore excluded from the table above.

Off-Balance-Sheet Arrangements:

     As of June 30, 2004, Viad did not have any “Off-Balance-Sheet” arrangements that could materially affect liquidity or require the use of capital resources.

Critical Accounting Policies and Estimates:

     The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the combined financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of a company’s financial position and results of operations, and that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this criteria, Viad has identified and discussed with its audit committee the following critical accounting policies and estimates pertaining to Viad, and the methodology and disclosures related to those estimates:

     Goodwill — Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires annual impairment testing of goodwill based on the estimated fair value of Viad’s reporting units. The fair value of Viad’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts, and industry trends and conditions.

     During 2002, Viad recorded a transitional goodwill impairment loss of $40.0 million ($37.7 million after-tax) related to Exhibitgroup. Subsequent to the initial adoption of SFAS No. 142, annual impairment tests were performed in 2003 and 2002 resulting in no additional impairment. However, a decline in the expected cash flows or the estimated terminal value in the future could lead to additional goodwill impairment losses. Similarly, an increase in the discount rate (weighted average cost of capital) could also result in additional goodwill impairment.

     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss and medical claims. Viad has also retained and provided for certain insurance liabilities in conjunction with the sales of businesses totaling $12.5 million at June 30, 2004. Of this total, $8.5 million related to workers compensation liabilities and the remaining $4.0 million related to general liability claims. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels. The self-insured retention levels generally range from $200,000 to $500,000 on a per claim basis. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s total cash payments in connection with these insurance liabilities were approximately $3.2 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively.

     Postretirement benefits other than pensions — Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans.

     The assumed health care cost trend rate used in measuring both the 2003 and 2002 accumulated postretirement benefit obligation was ten percent in the year 2003, declining one percent each year to the ultimate rate of five percent by the year 2008 and remaining at that level thereafter.

     A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation at December 31, 2003 by approximately $4.7 million and the ongoing annual expense by approximately $454,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation at December 31, 2003 by approximately $4.1 million and the ongoing annual expense by approximately $387,000. See “Recent Accounting Pronouncements” below for a discussion of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 106-2 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which may impact Viad’s accounting for postretirement benefits.

     Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	2003	2002
Discount rate	6.25%	6.75%

     Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2003	2002
Discount rate	6.75%	7.25%
Expected return on plan assets	3.75%	3.75%

     Stock-based compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Viad uses the intrinsic value method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting.

Recent Accounting Pronouncements

     In May 2004, the FASB issued FSP FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to the Medicare plan. The FASB had previously issued FSP FAS 106-1 which permitted the one-time election to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, the election to defer recognition expired and specific guidance was provided in accounting for the subsidy, whether a previous election had been made to either defer or not defer the effects of the Act. Upon initial adoption of FSP FAS 106-2, the effect of the subsidy on benefits attributable to past service, if applicable, would be accounted for as an actuarial gain resulting in a reduction of the accumulated postretirement benefit obligation and amortized to future periods, as appropriate. Furthermore, the effects of the subsidy would reduce current and ongoing service costs. The FSP is effective for the first reporting period beginning after June 15, 2004, which for the Company will be the third quarter of 2004. Viad has not yet determined if the adoption of FSP FAS 106-2 will have a material impact on its financial position or results of operations.

Forward-Looking Statements:

     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, tax rates, and the realization of restructuring cost savings. Actual results could differ materially from those projected in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances, consolidation, and growth patterns within the industries in which Viad competes and any deterioration in the economy may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, could affect the forward-looking statements in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Viad’s market risk exposures relate to fluctuations in interest rates, foreign exchange rates and certain commodity prices. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect earnings. Commodity risk is the risk that changing prices will adversely affect earnings.

     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

     Viad is exposed to foreign exchange risk as it has certain transactions, receivables and payables denominated in foreign currencies. From time to time, Viad utilizes forward contracts to reduce the impact on earnings due to its exposure to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, is not significant to earnings.

     One of Viad’s travel and recreation subsidiaries has certain exposure to changing fuel prices. Periodically, the subsidiary enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins.

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Stockholders of Viad Corp was held May 11, 2004.

(b)	Not applicable — (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

1.	The election of Directors as follows:

	Affirmative	Withheld
	Vote	Authority
Election of Directors:
Jess Hay	76,866,191	2,486,808
Linda Johnson Rice[a]	76,920,523	2,432,476
Albert M. Teplin	75,582,964	3,770,035
Timothy R. Wallace[a]	77,306,198	2,046,801

a At the time of the spin-off of MoneyGram on June 30, 2004, Linda Johnson Rice and Timothy R. Wallace resigned from the Board of Directors of Viad to take positions as members of the Board of Directors of MoneyGram.

		Affirmative			Broker
		Vote	Against	Abstentions	Non-Vote
2.	The approval of amendment of the 1997 Viad Corp Omnibus Incentive Plan	65,141,074	5,329,943	389,516	8,492,466

3.	The approval of amendment to Viad’s Restated Certificate of Incorporation to effect a reverse stock split after completion of the spin-off of MoneyGram International, Inc.	75,666,641	3,331,375	354,983	—

4.	The appointment of Deloitte & Touche LLP to audit the accounts of Viad Corp and its subsidiaries for the fiscal year 2004	76,700,885	2,528,219	123,895	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004.*

	Exhibit No. 4.A	Copy of $150,000,000 Credit Agreement (senior secured credit facility) dated as of June 30, 2004.*

	Exhibit No. 10.A	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 19, 2004.+*

	Exhibit No. 10.B	Copy of Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon, dated as of June 1, 2004.+*

	Exhibit No. 10.C1	Copy of forms of Viad Corp Executive Severance Plans (First and Second Tier), covering certain employees, amended as of March 30, 2004.+*

	Exhibit No. 10.C2	Copy of form of Executive Severance Agreement, amended and restated, effective as of March 30, 2004, between Viad Corp and Chairman, President and Chief Executive Officer.+*

	Exhibit No. 31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

	Exhibit No. 31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange

Commission or its staff upon request.*

Exhibit No. 32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

Exhibit No. 32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

* Filed herewith.

+ Management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K filed by the Registrant in the second quarter of 2004.

1.	A report on Form 8-K dated April 29, 2004, was filed April 29, 2004 by Viad. The Form 8-K reported, under Item 12, that on April 29, 2004, Viad issued a press release announcing its unaudited financial results for the first quarter of 2004.

2.	A report on Form 8-K dated April 29, 2004, was filed April 29, 2004 by Viad. The Form 8-K reported, under Item 9, that on April 29, 2004, Viad issued a press release announcing that in conjunction with the presentation of its unaudited financial results for the first quarter of 2004, an additional financial schedule was unintentionally disseminated to some, but not all, and attaching same as an exhibit.

3.	A report on Form 8-K dated May 10, 2004, was filed May 10, 2004 by Viad. The Form 8-K reported, under Item 5, that on May 10, 2004, Viad issued a press release announcing the commencement of tender offers to repurchase its outstanding public indebtedness.

4.	A report on Form 8-K dated June 8, 2004, was filed June 8, 2004 by Viad. The Form 8-K reported, under Item 5, that on June 8, 2004, Viad issued a press release announcing the expiration of its previously announced cash tender offers and related consent solicitations for certain public indebtedness.

5.	A report on Form 8-K dated June 14, 2004, was filed June 14, 2004 by Viad. The Form 8-K reported, under Item 9, that on June 14, 2004, Viad issued a press release announcing that in anticipation of the spin-off of its payment services business (“MoneyGram”) from its other businesses by means of a tax-free spin-off, certain presentations were prepared for meetings to be held with certain current and potential investors of both MoneyGram and the remaining Viad businesses.

6.	A report on Form 8-K dated June 16, 2004, was filed June 17, 2004 by Viad. The Form 8-K reported, under Item 5, that on June 16, 2004, Viad issued a press release announcing that the previously announced spin-off of its payment services business was to become effective on Wednesday, June 30, 2004 and the one-for-four reverse stock split, approved by shareholders, will become effective immediately following the effective time of the spin-off.

7.	A report on Form 8-K dated June 17, 2004, was filed June 17, 2004 by Viad. The Form 8-K reported, under Item 5, that on June 17, 2004, Viad issued a press release announcing that its Board of Directors had approved the redemption of all issued and outstanding shares of the Company’s $4.75 Preferred Stock. This redemption, which was effected in accordance with the terms of the $4.75 Preferred Stock, was to be redeemed effective July 16, 2004 for $101.00 per share, plus a dollar amount equal to all accrued and unpaid dividends on the shares from April 15, 2004 through July 15, 2004.

8.	A report on Form 8-K dated June 17, 2004, was filed June 18, 2004 by Viad. The Form 8-K reported, under Item 5, that on June 17, 2004, Viad issued a press release announcing that MoneyGram had filed a Registration Statement on Form 10 with the Securities and Exchange Commission relating to the spin-off of Viad’s payment services business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)
August 9, 2004	By /s/ G. Michael Latta
G. Michael Latta
Vice President - Controller (Chief Accounting Officer and Authorized Officer)

Exhibit Index

(a)	Exhibit No. 3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004.*

	Exhibit No. 4.A	Copy of $150,000,000 Credit Agreement (senior secured credit facility) dated as of June 30, 2004.*

	Exhibit No. 10.A	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 19, 2004.+*

	Exhibit No. 10.B	Copy of Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon, dated as of June 1, 2004.+*

	Exhibit No. 10.C1	Copy of forms of Viad Corp Executive Severance Plans (First and Second Tier), covering certain employees, amended as of March 30, 2004.+*

	Exhibit No. 10.C2	Copy of form of Executive Severance Agreement, amended and restated, effective as of March 30, 2004, between Viad Corp and Chairman, President and Chief Executive Officer.+*

	Exhibit No. 31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

	Exhibit No. 31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 302 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

	Exhibit No. 32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

	Exhibit No. 32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission or its staff upon request.*

* Filed herewith.

+ Management contract or compensation plan or arrangement.