Form 10-Q
period 2004-09-30
VIAD CORP
filed 2004-11-05
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

Delaware	36-1169950

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 North Central Avenue, Suite 800 Phoenix, Arizona	85004-4545

(Address of principal executive offices)	(Zip Code)

(602) 207-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of October 31, 2004, 22,137,392 shares of common stock ($1.50 par value) were outstanding.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II–OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
Exhibit Index
EXHIBIT 3.B
EXHIBIT 10.A
EXHIBIT 10.B
EXHIBIT 10.C1
EXHIBIT 10.C2
EXHIBIT 10.D1
EXHIBIT 10.D2
EXHIBIT 10.D3
EXHIBIT 31.1
EXHIBIT 31.1
EXHIBIT 32.1
EXHIBIT 32.2

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

VIAD CORP

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003 [1]
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,267	$61,286
Accounts receivable, net of allowance for doubtful accounts of $2,093 at September 30, 2004 and $2,555 at December 31, 2003	57,564	35,008
Inventories	31,926	35,768
Deferred income taxes	24,037	19,493
Other current assets	10,513	11,853

Total current assets	243,307	163,408
Property and equipment, net	150,507	155,580
Other investments and assets	27,587	25,273
Deferred income taxes	51,286	66,914
Goodwill	180,671	256,687
Other intangible assets, net	7,713	14,020

Total Assets	$661,071	$681,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,205	$26,942
Other current liabilities	125,768	137,026
Current portion of long-term debt and capital lease obligations	5,189	3,515

Total current liabilities	173,162	167,483
Long-term debt and capital lease obligations	17,514	46,577
Pension and other postretirement benefits	25,488	24,496
Other deferred items and insurance liabilities	97,913	106,208
Commitments and contingencies (Note 13)
Minority interests	3,792	3,247
Common stock and other equity:
Net investment of Viad Corp (accounting predecessor to MoneyGram International) (Notes 1, 8 and 14)	—	329,912
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	—
Additional capital	673,787	—
Retained deficit	(69,146)	—
Unearned employee benefits and other	(20,193)	—
Accumulated other comprehensive income (loss):
Unrealized gain on investments	399	321
Cumulative foreign currency translation adjustments	13,039	7,851
Minimum pension liability adjustment	(4,213)	(4,213)
Common stock in treasury, at cost, 2,801,356 shares	(287,873)	—

Total common stock and other equity	343,202	333,871

Total Liabilities and Stockholders’ Equity	$661,071	$681,882

See Notes to Consolidated Financial Statements.

1 Amounts derived from the audited combined financial statements of “New” Viad as of December 31, 2003.

VIAD CORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003 [1]	2004	2003 [1]
	(in thousands, except per share data)
Revenues:
Convention show services	$129,193	$92,498	$429,071	$428,951
Exhibit design and construction	49,681	39,867	143,463	149,367
Travel and recreation services	39,707	32,703	60,980	48,278

Total revenues	218,581	165,068	633,514	626,596

Costs and expenses:
Costs of services	142,643	112,981	427,398	426,196
Costs of products sold	52,409	43,267	147,503	149,382
Corporate activities and minority interests	4,085	5,596	10,442	12,626
Restructuring charges (recoveries)	850	(200)	1,703	(1,476)
Goodwill and intangible asset impairment losses	87,408	—	87,408	—
Net interest expense	394	295	1,000	2,629

Total costs and expenses	287,789	161,939	675,454	589,357

Income (loss) before income taxes	(69,208)	3,129	(41,940)	37,239
Income tax expense (benefit)	(933)	1,182	9,594	16,299

Net income (loss)	$(68,275)	$1,947	$(51,534)	$20,940

Diluted income (loss) per common share	$(3.14)	$0.09	$(2.37)	$0.97

Average outstanding and potentially dilutive common shares	21,767	21,680	21,726	21,631

Basic income (loss) per common share	$(3.14)	$0.09	$(2.37)	$0.97

Average outstanding common shares	21,767	21,568	21,726	21,542

See Notes to Consolidated Financial Statements.

1 Amounts derived from the audited combined financial statements of “New” Viad.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003 [1]	2004	2003 [1]
	(in thousands)
Net income (loss)	$(68,275)	$1,947	$(51,534)	$20,940

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	(29)	54	78	54
Unrealized foreign currency translation gains (losses)	7,593	(286)	5,188	14,328

Other comprehensive income (loss)	7,564	(232)	5,266	14,382

Comprehensive income (loss)	$(60,711)	$1,715	$(46,268)	$35,322

See Notes to Consolidated Financial Statements.

1 Amounts derived from the unaudited combined financial statements of “New” Viad.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2004	2003 [1]
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(51,534)	$20,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,195	17,604
Deferred income taxes	6,464	7,134
Restructuring charges (recoveries)	1,703	(1,476)
Goodwill and intangible asset impairment losses	87,408	—
Other noncash items, net	7,856	8,908
Change in operating assets and liabilities:
Accounts receivable	(23,255)	(12,828)
Inventories	3,842	6,669
Accounts payable	15,263	(1,132)
Restructuring liability (cash payments)	(6,635)	(7,094)
Other assets and liabilities, net	(25,532)	699

Net cash provided by operating activities	31,775	39,424

Cash flows from investing activities:
Capital expenditures	(9,266)	(10,037)
Acquisition of business, net of cash acquired	(2,711)	—
Proceeds from dispositions of property and other assets	2,549	564

Net cash used in investing activities	(9,428)	(9,473)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(727)	(16,017)
Proceeds from exercise of stock options	801	—
Net distributions from Viad Corp (accounting predecessor to MoneyGram International) (Note 14)	35,560	12,203

Net cash provided by (used in) financing activities	35,634	(3,814)

Net increase in cash and cash equivalents	57,981	26,137
Cash and cash equivalents, beginning of year	61,286	40,147

Cash and cash equivalents, end of period	$119,267	$66,284

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$8,647	$7,591

Interest	$2,284	$1,613

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

     In connection with the completion of the spin-off, Viad Corp (accounting predecessor to MoneyGram International) repaid its commercial paper outstanding on June 30, 2004 of $188.0 million and provided notice of redemption to the holders of its $4.75 mandatorily redeemable preferred stock for which the Company irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. Also in June 2004, Viad Corp (accounting predecessor to MoneyGram International) repurchased medium-term notes of $31.9 million and subordinated debt of $17.2 million (excluding tender premiums) pursuant to the completion of tender offers which commenced in May 2004. In April 2004, Viad Corp (accounting predecessor to MoneyGram International) retired industrial revenue bonds for $9.0 million. Also in connection with the spin-off, Viad Corp’s (accounting predecessor to MoneyGram International) existing bank credit facilities were terminated on the date of the transaction and were replaced by Viad’s new credit facility providing availability of $150 million (see Note 8). In the third quarter of 2004, Viad recorded an adjustment related to the spin-off transaction which resulted in an increase of $2.7 million to “Other current liabilities” and a corresponding decrease to “Additional capital.”

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Viad have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. In periods ended prior to the spin-off, the Company’s financial statements reflect the combined financial position, results of operations and cash flows of the GES, Exhibitgroup and Travel and Recreation Services businesses, and centralized corporate functions of Viad, all of which were under common ownership and common management, as if it were a separate entity for all periods presented. The combined financial information for periods prior to the spin-off may not necessarily reflect the financial position, results of operations and cash flows of “New” Viad in the future or, had it operated as a separate, independent company, during the periods presented.

Note 2 – Stock-Based Compensation

     In 1997, Viad’s stockholders adopted the Viad Corp Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance-based awards. The number of shares of Viad common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in such year shall be added to the shares available for grant in any subsequent calendar year.

     Stock options granted in 2004 were for a term of seven years at an exercise price based on the market value at the date of grant and become exercisable in annual increments of twenty percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

     As a result of the spin-off of MoneyGram, each option to purchase shares of Viad common stock was converted to consist of an adjusted option to purchase the same number of shares of Viad common stock and a new option to purchase the same number of shares of MoneyGram common stock. The exercise price and number of shares subject to the Viad and MoneyGram options were adjusted so that the two options had a combined intrinsic economic value equal to the intrinsic economic value of the Viad option before taking into account the effect of the distribution. The options will otherwise generally continue to be and become exercisable on substantially the same terms and conditions set forth in the Omnibus Plan and underlying option agreements.

     As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method of accounting for stock-based compensation awards prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. Assuming Viad had recognized compensation expense for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, net income (loss) and diluted and basic income (loss) per share for the three and nine months ended September 30 would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax effects.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$(68,275)	$1,947	$(51,534)	$20,940
Plus: stock-based employee compensation expense recorded under APB Opinion No. 25, net of tax	—	—	—	220
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(93)	(395)	(566)	(1,162)

Pro forma net income (loss)	$(68,368)	$1,552	$(52,100)	$19,998

Diluted income (loss) per share:
As reported	$(3.14)	$0.09	$(2.37)	$0.97

Pro forma	$(3.14)	$0.07	$(2.40)	$0.92

Basic income (loss) per share:
As reported	$(3.14)	$0.09	$(2.37)	$0.97

Pro forma	$(3.14)	$0.07	$(2.40)	$0.93

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

Note 3 — Acquisition of Business

     In May 2004, GES acquired a convention services contractor in Edmonton, Canada. The net purchase price of $2.7 million was allocated to the net tangible and identifiable intangible assets and liabilities acquired based on the estimated fair values at the date of acquisition. The amount paid in excess of the estimated fair values was recorded to goodwill. In connection with the transaction, GES recorded goodwill of $2.1 million, amortizable intangible assets of $904,000 and other net liabilities of $282,000 (including acquisition and assumed liabilities of $1.1 million). The amount of goodwill expected to be deductible for tax purposes is not significant. The accompanying consolidated financial statements include the accounts and results of operations from the date of acquisition. The results of operations from the beginning of the year to the date of acquisition were not significant to Viad’s consolidated results of operations.

Note 4 — Inventories

     The components of inventories were as follows:

	September 30,	December 31,
	2004	2003
	(in thousands)
Raw materials	$20,169	$22,440
Work in process	11,757	13,328

Inventories	$31,926	$35,768

Note 5 — Property and Equipment

     Property and equipment consisted of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Land	$23,015	$22,565
Buildings and leasehold improvements	77,268	75,088
Equipment and other	251,181	251,946

	351,464	349,599
Accumulated depreciation	(200,957)	(194,019)

Property and equipment, net	$150,507	$155,580

     Depreciation expense for the three months ended September 30, 2004 and 2003 was $5.3 million and $6.3 million, respectively. For the nine months ended September 30, 2004 and 2003, depreciation expense was $16.1 million and $17.5 million, respectively.

Note 6 — Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 were as follows:

			Travel and
	GES	Exhibitgroup	Recreation	Total
		(in thousands)
Balance at January 1, 2004	$146,701	$80,355	$29,631	$256,687
Goodwill acquired	2,089	—	—	2,089
Goodwill impairment loss	—	(80,408)	—	(80,408)
Foreign currency translation adjustments	380	53	1,870	2,303

Balance at September 30, 2004	$149,170	$—	$31,501	$180,671

     In the third quarter of 2004, Exhibitgroup’s results of operations were affected by a significant reduction in revenue from new exhibit construction resulting in a less profitable mix of business. Customer orders for new exhibit construction declined further than management anticipated and Exhibitgroup’s full year financial forecast was reduced. As a result of these factors, Viad completed an interim impairment test of the goodwill and intangible trademark asset at Exhibitgroup. Based on this testing, Viad recorded impairment charges of $80.4 million ($76.6 million after-tax) and $7.0 million ($4.2 million after-tax) related to goodwill and the intangible trademark asset, respectively, on the consolidated statements of income under the caption “Goodwill and intangible asset impairment losses.”

     Viad uses a discounted expected future cash flow methodology in order to estimate the fair value of its reporting units and its intangible assets. The estimates and assumptions regarding expected future cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results.

     A summary of other intangible assets at September 30, 2004 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer lists	$1,348	$(573)	$775
Other	311	(212)	99

	1,659	(785)	874

Unamortized intangible assets:
Trademark	5,851	—	5,851
Pension intangible assets	988	—	988

	6,839	—	6,839

Total	$8,498	$(785)	$7,713

     A summary of other intangible assets at December 31, 2003 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$503	$(503)	$—
Other	1,026	(845)	181

	1,529	(1,348)	181

Unamortized intangible assets:
Trademark	12,851	—	12,851
Pension intangible assets	988	—	988

	13,839	—	13,839

Total	$15,368	$(1,348)	$14,020

     Intangible asset amortization expense for the three months ended September 30, 2004 and 2003 was $60,000 and $34,000, respectively. For the nine months ended September 30, 2004 and 2003, intangible asset amortization expense was $116,000 and $97,000, respectively. The weighted-average amortization period of amortized intangible assets is approximately five years. Estimated amortization expense related to the other intangible assets for the remainder of 2004 and the four succeeding years is expected to be as follows:

(in thousands)
2004	$60
2005	$224
2006	$188
2007	$166
2008	$166

Note 7 — Accrued Liabilities and Other

     Other current liabilities consisted of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Accrued income taxes	$45,849	$45,279
Customer deposits	24,609	22,325
Accrued compensation	20,623	24,742
Self-insured liability accrual	5,087	6,946
Accrued restructuring	4,394	8,550
Accrued dividends	1,193	—
Other	24,013	29,184

Total other current liabilities	$125,768	$137,026

     Other deferred items and insurance liabilities consisted of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Self-insured liability accrual	$30,876	$33,476
Liabilities associated with previously sold operations	26,701	27,863
Accrued restructuring	11,548	12,435
Foreign deferred tax liability	9,817	11,855
Deferred gain on sale of property	6,683	7,408
Other	12,288	13,171

Total other deferred items and insurance liabilities	$97,913	$106,208

Note 8 — Debt and Other Obligations

     At September 30, 2004, Viad’s total debt of $22.7 million consisted of a $12.4 million borrowing under its revolving credit agreement, $5.9 million of capital lease obligations and $4.4 million of medium-term notes and subordinated debentures which remained outstanding following the completion of Viad’s debt tender offers in June 2004. In July 2004, Viad borrowed $12.4 million under the revolving credit agreement to pay in full the Wachovia Bank ESOP loan and release Viad from its guarantee of the loan. This transaction did not result in a net change to the Company’s outstanding debt. At December 31, 2003, Viad’s total debt of $50.1 million included debt obligations of $20.1 million for which Viad would be the obligor subsequent to the spin-off of MoneyGram, and also included $30.0 million of allocated general corporate debt of Viad which was based on the pro-rated level of debt to be assumed by both Viad and MoneyGram at the time of the spin-off.

     Cash generated by MoneyGram during the six months ended June 30, 2004 was used to redeem the general corporate debt of Viad. Consequently, the net amount of general corporate debt allocated to Viad was reduced by $25.6 million as of the time of the spin-off. The net reduction, which represented noncash transactions, was reflected as a reduction of debt and an increase to “Net investment of Viad Corp (accounting predecessor to MoneyGram International).”

     In June 2004, Viad Corp (accounting predecessor to MoneyGram International) provided a notice of redemption to the holders of its $4.75 mandatorily redeemable preferred stock. There were 234,983 shares of $4.75 preferred stock outstanding on the notification date. Additionally, in June 2004, Viad irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. The redemption amount of $24.0 million represents the aggregate call price of $101 per share and accrued but unpaid dividends. At the time of the deposit, all rights with respect to the preferred shares were terminated, except the right to receive cash for the redemption amount (including accrued dividends) at any time subsequent to the date of the deposit. As of September 30, 2004, Viad had a restricted cash balance and a corresponding preferred stock redemption liability of $432,000 included in the consolidated balance sheets under the captions “Other current assets” and “Other current liabilities,” respectively.

     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. GES is a guarantor of the facility. Borrowings under the facility are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At September 30, 2004, Viad had $12.4 million outstanding under the revolving credit agreement which was used to pay in full the Wachovia Bank ESOP loan as previously discussed. With the termination of Viad’s previous credit facilities upon the MoneyGram spin-off, $9.5 million of letters of credit automatically transitioned to the new $150 million credit agreement. Financial covenants include a minimum consolidated net worth requirement; a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At September 30, 2004, Viad was in compliance with all covenants.

     At September 30, 2004, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to facilities and equipment leases entered into by the Company’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at September 30, 2004 was $33.3 million. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Note 9 — Income Taxes

     A reconciliation of the income tax expense on income (loss) before income taxes and the amount that would be computed using statutory federal income tax rates for the nine months ended September 30 is as follows:

	2004		2003
	(in thousands)
Computed income tax expense (benefit) at statutory federal income tax rate	$(14,679)	35.0%	$13,034	35.0%
State income taxes	(963)	2.3%	2,587	6.9%
Goodwill and intangible asset impairment losses	24,810	(59.2%)	—	0.0%
Other, net	79	(0.2%)	2,113	5.7%

	9,247	(22.1%)	17,734	47.6%
Adjustment to estimated annual effective rate (1)	347	(0.8%)	(1,435)	(3.8%)

Income tax expense	$9,594	(22.9%)	$16,299	43.8%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

     Included in “State income taxes” above is $2.4 million of net favorable income tax settlements and adjustments recorded during the three months ended September 30, 2004.

Note 10 — Pension and Other Postretirement Plans

     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the three months ended September 30 include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(in thousands)
Service cost	$119	$16	$8	$26
Interest cost	286	285	290	615
Expected return on plan assets	(235)	(255)	(94)	(37)
Amortization of prior service cost	52	52	(226)	(168)
Recognized net actuarial loss	74	44	52	298

Net periodic cost	$296	$142	$30	$734

     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the nine months ended September 30 include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(in thousands)
Service cost	$155	$45	$68	$76
Interest cost	867	892	1,396	1,846
Expected return on plan assets	(706)	(782)	(249)	(111)
Amortization of prior service cost	155	155	(562)	(503)
Recognized net actuarial loss	224	129	620	896

Net periodic cost	$695	$439	$1,273	$2,204

     Viad is expected to contribute approximately $500,000 to its unfunded pension plans and approximately $2.5 million to its other postretirement benefit plans in 2004. Viad is not required to contribute to its funded pension plans in 2004. As of September 30, 2004, Viad has contributed $377,000 to its unfunded pension plans and $1.9 million to its other postretirement benefit plans.

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. The effects of the Act decreased Viad’s accumulated postretirement benefit obligation by $4.6 million. This decrease is treated as an actuarial experience gain, which will be amortized to expense through a decrease in the amortization of the unrecognized net actuarial loss.

     The effect of the Act decreased net periodic postretirement benefit cost for the three months ended September 30, 2004 by $176,000. The components of this savings were the reduction in the amortization of the unrecognized net loss of $102,000, the reduction in interest cost of $72,000, and the reduction in current service cost of $2,000.

Note 11 — Income Per Share

     A reconciliation of the numerators and denominators of diluted and basic per share computations for net income (loss) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss)	$(68,275)	$1,947	$(51,534)	$20,940

Average outstanding common shares	21,767	21,568	21,726	21,542
Additional dilutive shares related to stock-based compensation	—	112	—	89

Average outstanding and potentially dilutive common shares	21,767	21,680	21,726	21,631

Diluted income (loss) per share	$(3.14)	$0.09	$(2.37)	$0.97

Basic income (loss) per share	$(3.14)	$0.09	$(2.37)	$0.97

     Options to purchase 685,000 and 786,000 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. Additionally, options to purchase 105,000 and 108,000 shares of common stock for the three and nine months ended September 30, 2004, respectively, that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to net losses reported in those periods, thereby making such shares anti-dilutive.

Note 12 — Restructuring Charges and Recoveries

     In the second quarter of 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. At September 30, 2004, $502,000 of this balance was unpaid and was included in the consolidated balance sheets under the caption “Accrued restructuring.” Viad recorded an additional charge of $850,000 in the third quarter 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. This entire balance was unpaid at September 30, 2004 and was included in the consolidated balance sheets under the caption “Other current liabilities.”

     In the fourth quarter of 2002, Viad approved a restructuring plan related to the Exhibitgroup segment and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. At September 30, 2004, there was a remaining liability of $3.4 million, of which $1.6 million and $1.8 million were included in the consolidated balance sheets under the caption “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had completed the restructuring activities by December 31, 2003. However, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the change in the 2002 restructuring charge liability balance at September 30, 2004 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)
Balance at January 1, 2004	$1,164	$6,132	$7,296
Cash payments	(490)	(3,453)	(3,943)

Balance at September 30, 2004	$674	$2,679	$3,353

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million related to the GES and Exhibitgroup segments. Of the total charge, $13.6 million related to the GES segment, $47.9 million related to the Exhibitgroup segment and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. In the second and third quarters of 2003, $1.3 million and $200,000, respectively, of the reserve was reversed as certain costs originally anticipated in the restructuring plan were ultimately not expected to be incurred. At September 30, 2004, there was a remaining liability of $12.0 million, of which $2.3 million and $9.7 million were included in the consolidated balance sheets under the caption “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

     A summary of the change in the 2001 restructuring charge liability balance at September 30, 2004 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)
Balance at January 1, 2004	$276	$13,413	$13,689
Cash payments	(276)	(2,174)	(2,450)
Noncash adjustment	—	739	739

Balance at September 30, 2004	$—	$11,978	$11,978

Note 13 – Litigation, Claims and Other Contingencies

     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims that arise in the ordinary course of business. Certain of these pending legal actions are, or purport to be, class actions. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2004, with respect to certain of these matters is not ascertainable, the Company believes that any resulting liability, after taking into consideration amounts already provided for, would not have a material effect on Viad’s business, financial condition or results of operations.

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

Note 14 – Related Party Transactions

     Prior to the spin-off transaction, distributions from Viad Corp (accounting predecessor to MoneyGram International) primarily represented cash transfers to “New” Viad in order to fund working capital requirements and for general corporate purposes. Distributions to Viad Corp (accounting predecessor to MoneyGram International) primarily represented cash payments to fund stockholder dividends, common stock repurchases, interest and principal payments on general corporate debt obligations and certain capital contributions associated with MoneyGram. The net distributions from Viad Corp (accounting predecessor to MoneyGram International) were $35.6 million and $12.2 million for the nine months ended September 30, 2004 and 2003, respectively.

     As of June 30, 2004, Viad had recorded a receivable from MoneyGram of $7.1 million representing spin-off related costs such as legal and administrative costs and other costs primarily related to insurance and employee benefit programs. These costs were incurred by Viad on behalf of MoneyGram prior to the spin-off transaction. During the three months ended September 30, 2004, Viad received aggregate cash payments of $7.0 million from MoneyGram related to these costs.

     Also during the three months ended September 30, 2004, Viad received aggregate payments from MoneyGram of $445,000 related to third quarter insurance and employee benefit related costs and $410,000 related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. As of September 30, 2004, Viad had recorded a receivable from MoneyGram of $267,000 representing insurance and employee benefit related costs which is included in the consolidated balance sheets under the caption “Accounts receivable.”

Note 15 – Segment Information

     Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments. Disclosures regarding Viad’s three reportable segments (GES, Exhibitgroup and Travel and Recreation Services) along with reconciliations to consolidated totals for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
GES	$140,745	$96,332	$441,700	$411,592
Exhibitgroup	38,129	36,033	130,834	166,726
Travel and Recreation Services	39,707	32,703	60,980	48,278

	$218,581	$165,068	$633,514	$626,596

Segment operating income:
GES	$11,554	$1,215	$46,225	$42,356
Exhibitgroup	(4,947)	(3,515)	(7,880)	(3,340)
Travel and Recreation Services	16,922	11,120	20,268	12,002

	23,529	8,820	58,613	51,018
Corporate activities and minority interests	(4,085)	(5,596)	(10,442)	(12,626)

	19,444	3,224	48,171	38,392
Other investment income	382	41	734	272
Interest expense	(776)	(336)	(1,734)	(2,901)
Restructuring recoveries (charges)	(850)	200	(1,703)	1,476
Goodwill and intangible asset impairment losses	(87,408)	—	(87,408)	—

Income (loss) before income taxes	$(69,208)	$3,129	$(41,940)	$37,239

	September 30,	December 31,
	2004	2003
	(in thousands)
Assets:
GES	$265,349	$251,146
Exhibitgroup	78,754	161,263
Travel and Recreation Services	122,444	125,930
Corporate and other	194,524	143,543

	$661,071	$681,882

Note 16 – Recent Accounting Pronouncements

     In May 2004, the FASB issued FSP FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. Refer to Note 10 for the effects of the Act on Viad’s financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     In connection with the completion of the spin-off, Viad Corp (accounting predecessor to MoneyGram International) repaid its commercial paper outstanding on June 30, 2004 of $188.0 million and provided notice of redemption to the holders of its $4.75 mandatorily redeemable preferred stock for which the Company irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. At September 30, 2004, the amount of restricted cash and the preferred stock redemption liability were $432,000. Also, in June 2004, Viad Corp (accounting predecessor to MoneyGram International) repurchased medium-term notes of $31.9 million and subordinated debt of $17.2 million (excluding tender premiums) in connection with the completion of tender offers which commenced in May 2004. In April 2004, Viad Corp (accounting predecessor to MoneyGram International) retired industrial revenue bonds for $9.0 million. Also in connection with the spin-off, Viad Corp’s (accounting predecessor to MoneyGram International) existing bank credit facilities were terminated on the date of the transaction and were replaced by Viad’s new credit facility providing availability of $150 million.

     In addition, at the annual Viad stockholder meeting in May 2004, Viad stockholders approved a one-for-four reverse stock split of the Company’s common stock whereby, upon completion of the MoneyGram spin-off, every four shares of Viad common stock held on June 30, 2004, became one share of Viad common stock. The accompanying consolidated financial statements reflect the effects of the one-for-four reverse stock split for all periods presented.

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

     Travel and Recreation Services — Brewster Transport Company Limited (“Brewster”) is a major tourism service operator in Western Canada offering world-class attractions, motorcoach services, charter and sightseeing services, hotel operations, inbound package tour operations and travel agencies. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three 1960’s-era motor inns in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada.

     The following are financial highlights of the third quarter of 2004 as compared to the third quarter of 2003 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

     Viad Corp (Consolidated)

-	Total revenues of $218.6 million, a 32.4 percent increase from 2003

-	Net loss of $68.3 million versus net income of $1.9 million in 2003

-	Diluted loss per share of $3.14 versus income per share of $0.09 in 2003

-	Goodwill and intangible asset impairment losses of $80.4 million ($76.6 million after-tax) and $7.0 million ($4.2 million after-tax) , respectively, were recorded in the third quarter of 2004 related to Exhibitgroup

-	A restructuring charge of $850,000 ($530,000 after-tax) was recorded in the third quarter of 2004 related to the consolidation of leased office space

-	A $2.4 million tax benefit was recorded in the third quarter of 2004 related to net favorable income tax settlements and adjustments

-	Cash and cash equivalents were $119.3 million as of September 30, 2004

     GES

-	Revenues of $140.7 million, an increase of 46.1 percent

-	Segment operating income of $11.6 million compared to $1.2 million in 2003

     Exhibitgroup

-	Revenues of $38.1 million, an increase of 5.8 percent

-	Segment operating loss of $4.9 million compared to a loss of $3.5 million in 2003

     Travel and Recreation Services

-	Revenues of $39.7 million, an increase of 21.4 percent

-	Segment operating income of $16.9 million, an increase of 52.2 percent

Non-GAAP Measures:

     The following discussion includes a presentation of Adjusted EBITDA and Income before impairment losses, which are utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, goodwill and intangible asset impairments and changes in accounting principles. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, goodwill and intangible asset impairments and changes in accounting principles are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. “Income before impairment losses” is defined by Viad as net income before the after-tax effect of impairment charges related to goodwill and intangible assets. Income before impairment losses is utilized by management to review operating results of the business without the effects of noncash impairments. The presentation of Adjusted EBITDA and Income before impairment losses is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP.

     Management believes that the presentation of Adjusted EBITDA and Income before impairment losses provides useful information to investors regarding Viad’s results of operations because it is useful for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses primarily as performance measures and believes that the GAAP financial measure most directly comparable to these non-GAAP measures is net income. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, noncash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes, noncash goodwill and intangible asset impairments and the effects of accounting changes. Similarly, although Income before impairment losses is used as a financial measure to assess the performance of the business, its use is limited because it does not consider noncash goodwill and intangible asset impairment losses. Because Adjusted EBITDA and Income before impairment losses do not consider the above items, a user of Viad’s financial information should consider net income an important measure of financial performance because it provides a more complete measure of the Company’s performance.

     A reconciliation of Adjusted EBITDA to net income (loss) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Adjusted EBITDA	$24,374	$9,831	$63,397	$57,744
Goodwill and intangible asset impairment losses	(87,408)	—	(87,408)	—
Interest expense	(776)	(336)	(1,734)	(2,901)
Income tax (expense) benefit	933	(1,182)	(9,594)	(16,299)
Depreciation and amortization	(5,398)	(6,366)	(16,195)	(17,604)

Net income (loss)	$(68,275)	$1,947	$(51,534)	$20,940

     The increase in Adjusted EBITDA of $14.5 million from the third quarter of 2003 versus the third quarter of 2004 was driven by higher revenue and operating income at GES and the Travel and Recreation Services segment and by lower corporate overhead costs. Partially offsetting this was lower operating income at Exhibitgroup and unfavorable restructuring charges. The increase in Adjusted EBITDA of $5.7 million from the nine months ended September 30, 2003 versus the nine months ended September 30, 2004 was primarily due to the same factors. See “Results of Operations” below for further discussion.

     A reconciliation of income before impairment losses to net income (loss) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Income before impairment losses	$12,556	$1,947	$29,297	$20,940
Goodwill and intangible asset impairment losses, net of tax	(80,831)	—	(80,831)	—

Net income (loss)	$(68,275)	$1,947	$(51,534)	$20,940

     See “Results of Operations” below for a discussion of goodwill and intangible asset impairment losses.

Results of Operations

Comparison of Third Quarter of 2004 to the Third Quarter of 2003

     In the third quarter of 2004, revenues increased 32.4 percent to $218.6 million from $165.1 million in the third quarter of 2003. Show rotation had a positive impact on revenue for both GES and Exhibitgroup, and the Travel and Recreation Services segment showed strong revenue growth. Viad recorded a loss before income taxes of $69.2 million for the third quarter of 2004 compared with income of $3.1 million for the third quarter of 2003. The net loss for the third quarter of 2004 was $68.3 million, or $3.14 per share, compared to net income of $1.9 million, or $0.09 per share, for the third quarter of 2003. Excluding the goodwill and intangible asset impairment losses recorded in the third quarter of 2004, income before impairment losses (see “Non-GAAP Measures” above) was $12.6 million (or $0.57 per share) versus $1.9 million ($0.09 per share) in 2003. The increase was primarily driven by improved operating income at GES and in the Travel and Recreation Services Segment as well as favorable corporate overhead costs. In addition, in the third quarter of 2004, Viad recorded a $2.4 million tax benefit related to net favorable income tax settlements and adjustments. The increase in income before impairment losses was partially offset by the third quarter 2004 restructuring charge of $850,000 ($530,000 after-tax) primarily related to the consolidation of leased office space.

     GES. Revenues for GES were $140.7 million for the third quarter of 2004, an increase of 46.1 percent compared to $96.3 million in the 2003 third quarter. GES benefited heavily from favorable show rotation in the third quarter of 2004 by servicing such shows as International Baking Industry Expo and MINExpo International (both held in Las Vegas), International Woodworking Machinery & Furniture Supply Fair in Atlanta and International Manufacturing Technology Show in Chicago. These shows do not occur every year. In addition, during the third quarter of 2004, GES served as a general services contractor to the Democratic National Convention in Boston.

     Segment operating income was $11.6 million in the third quarter of 2004, up from $1.2 million in the third quarter of 2003. Operating margins increased to 8.2 percent in 2004 from 1.3 percent in 2003. The increases in operating income and margins were primarily driven by the increase in revenue due to the show rotation described above as well as by the reduction of certain performance-based incentive accruals. In addition, GES experienced slight same-show revenue growth and increased revenues in the new GES Products and Services division, which targets discretionary services provided to exhibitors.

     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, several of which were up for renewal in the third quarter of 2004. During the third quarter of 2004, GES experienced a ten day work stoppage in Las Vegas by the Teamsters Union. While GES was able to continue servicing its clients, it was estimated that GES incurred direct costs of approximately $1.3 million, mainly related to security, thereby negatively impacting third quarter 2004 operating results. Other labor contracts have expired in Atlanta and Orlando. Work has continued and GES and its labor unions are negotiating to secure fair settlements and avoid any further work stoppages. However, there can be no assurance that GES will be successful in preventing any further labor actions and any work stoppages by the unions could adversely affect future results of operations. Additionally, show rotation into certain markets in 2005 is expected to increase the need for labor above the supply in those local markets. GES is working with its labor unions to meet the necessary labor requirements in these markets. However, any continued shortages could adversely affect future revenues and operating income.

     Although GES’s business has a diversified customer base, revenue growth is dependent upon, among other things, show rotation, general economic conditions and levels of exhibitor spending. In general, the tradeshow industry is experiencing signs of slight to modest growth in terms of square footage and number of exhibitors. However, shows in industries such as technology continue to struggle, as evidenced by a number of cancellations for shows which were expected to occur in 2004. Although the tradeshow environment appears to have stabilized, GES is experiencing significant pressure on material handling revenue as exhibitors are using lighter exhibits and bringing fewer products to the tradeshow floor. Material handling revenue is a key driver in the general services contractor business model. If this trend continues, future operating margins may be negatively affected. The third quarter operating results were also impacted by severe hurricane activity in the Southeast, the effects of which are not fully quantifiable. In addition, during the third quarter 2004, GES experienced increased costs for petroleum based commodities such as carpet, plastics and fuel. To date, GES has not been able to fully reflect these cost increases in its pricing structure to customers resulting in increased pressure on margins. Management believes that further improvements in the economy and corporate earnings could lead to increased tradeshow spending. However, in response to lower material handling revenue and increased labor and other costs, management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor discretionary spending.

     Exhibitgroup. Revenues for Exhibitgroup were $38.1 million, up 5.8 percent in the third quarter of 2004 from $36.0 million in the third quarter of 2003. The increase in revenue was driven by show rotation as Exhibitgroup serviced the European Air Show which was held in Farnborough, U.K. during the third quarter of 2004 and provided approximately $10 million in revenue. This increase was substantially offset by a significant decline in new exhibit construction revenue as customers continue to reuse or refurbish their existing exhibits rather than construct new exhibits. Furthermore, management believes the sales cycle has continued to lengthen as spending on new construction has not materialized to date despite recent proposal wins.

     Segment operating loss was $4.9 million in the 2004 quarter compared to a loss of $3.5 million in the 2003 quarter. The substantial decline in new exhibit construction has resulted in a less profitable mix of business. Construction revenues accounted for only 15 to 20 percent of Exhibitgroup’s total revenues in the third quarter compared to 25 to 30 percent earlier in 2004 and compared to historical norms of 40 to 45 percent. This change in the revenue mix has contributed to lower margins and operating losses despite cost control efforts. Margins on construction revenue are roughly twice that of show services provided by Exhibitgroup. Management believes industry conditions will remain highly competitive in the near term, leading to lower revenue year over year in the fourth quarter. Management remains focused on cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to preserve and increase operating margins over the longer-term.

     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires companies to test goodwill and certain intangible assets for impairment on an annual basis. Impairment testing is also required between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the third quarter 2004, Exhibitgroup’s operating results were affected by a significant reduction in revenue from new exhibit construction that caused management to reduce its outlook for the full year. Customer orders for new exhibit construction have declined even further than management anticipated, resulting in a less profitable mix of business. Visibility in the segment remains poor and management is not able to determine when an increase in new exhibit orders will materialize or when the mix of business will improve. As a result of this potential impairment indicator, Viad performed interim goodwill and intangible asset impairment tests for the Exhibitgroup reporting unit. Based on this interim testing, management concluded that a goodwill impairment loss was necessary and that a trademark intangible impairment loss was probable. Accordingly, Viad recorded a charge of $80.4 million ($76.6 million after-tax), representing the entire carrying amount of Exhibitgroup’s goodwill, and a charge of $7.0 million ($4.2 million after-tax) representing management’s preliminary estimate of the trademark’s impairment (resulting in a remaining trademark book value of $5.9 million). Management intends to finalize the valuation of the trademark during the fourth quarter of 2004.

     Viad uses a discounted expected future cash flow methodology in order to estimate the fair value of its reporting units and its intangible assets. The estimates and assumptions regarding expected future cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. These estimates, however, have inherent uncertainties, and different assumptions could lead to materially different results.

     Travel and Recreation Services. Revenues of the travel and recreation services businesses were $39.7 million, an increase of 21.4 percent from $32.7 million in the third quarter of 2003. Segment operating income was $16.9 million for the third quarter of 2004, an increase of 52.2 percent from $11.1 million in the same quarter of 2003. In 2003, revenues and operating income in this segment were reduced by lower visitation rates primarily caused by instability abroad, the outbreak of certain health issues and Air Canada’s financial difficulties. Overall business activity in the third quarter of 2004 recovered with strong increases in revenues and operating income reflecting improved visitation rates at Brewster, especially from the Far East. As compared to the third quarter of 2003, passenger volumes were up more than 18 percent for Brewster’s Ice Explorer Tours going to the Columbia Icefield, and up more than 11 percent for the Banff Gondola, which takes passengers to the summit of Sulphur Mountain.

     Glacier Park approximated 23 percent of the Travel and Recreation Services segment’s full year 2003 operating income and its season is primarily in the third quarter of each year. Forest fires during the third quarter of 2003 had a significantly negative impact on the business’s results for the third quarter of 2003 as portions of Glacier Park’s operations were forced to close twice during the peak season. The 2004 season was successful and Glacier Park remained open the entire summer season resulting in greatly improved revenues and operating income in the third quarter of 2004 as compared to 2003.

     Glacier Park’s concession contract with the National Park Service expires at the end of 2005, at which time a new concessionaire may be selected by the National Park Service and Viad’s Glacier Park operations would cease. In such a circumstance, Viad would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed or improvements made to Glacier National Park while servicing its contract. While the option exists for the National Park Service to extend Glacier Park’s contract for up to three years, it is not currently known if it will do so. Viad does, however, believe the investment income that would be earned on any possessory interest payment could compensate for the lost operating income of Glacier Park in future years.

     Corporate Activities and Minority Interests. Corporate activities and minority interests decreased to $4.1 million in the third quarter of 2004 from $5.6 million in the third quarter of 2003. This was largely due to the reduction of employee benefit related costs as a result of the MoneyGram spin-off.

     Net Interest Expense. Net interest expense increased to $394,000 in the third quarter of 2004 from $295,000 in the third quarter of 2003. This increase was primarily related to costs associated with Viad’s new credit facilities. See “Liquidity and Capital Resources” for a discussion of Viad’s credit arrangements.

     Income Taxes. The effective tax rate before goodwill and intangible asset impairment losses in the third quarter of 2004 was 31.0 percent compared to 37.8 percent for the third quarter of 2003. The decrease was due to net favorable income tax settlements and adjustments recorded during the 2004 quarter.

Comparison of First Nine Months of 2004 to the First Nine Months of 2003

     Revenues for the first nine months of 2004 increased slightly to $633.5 million from $626.6 million in 2003. The increase was primarily driven by positive show rotation at GES and increases in the Travel and Recreation Services segment resulting from higher visitation rates, partially offset by revenue declines at Exhibitgroup. Viad recorded a loss before income taxes of $41.9 million for the nine months ended September 30, 2004 compared with income of $37.2 million for the comparable period in 2003. Net loss for the first nine months of 2004 was $51.5 million, or $2.37 per share, compared to net income of $20.9 million, or $0.97 per share, for the first nine months of 2003. Income before impairment losses (see “Non-GAAP Measures” above) for the first nine months of 2004 was $29.3 million compared to $20.9 million in the 2003 period, up 39.9 percent. The increases were primarily driven by improved operating income at GES and the Travel and Recreation Services segments, offset by higher operating losses at Exhibitgroup as well as unfavorable corporate restructuring charges.

     GES. Revenues of the GES segment were $441.7 million for the first nine months of 2004, an increase of 7.3 percent from the 2003 amount of $411.6 million. The increase in revenues was substantially attributable to the favorable rotation GES experienced in the third quarter of 2004. This rotation included shows such as International Baking Industry Expo, MINExpo International, International Woodworking Machinery & Furniture Supply Fair and International Manufacturing Technology Show. In addition, during the third quarter of 2004 GES served as a general services contractor to the Democratic National Convention held in Boston. While these shows significantly increased GES’s revenues in the third quarter, negative show rotation in the second quarter of 2004 and the first quarter of 2004 loss of the North American International Auto Show in Detroit (due to certain contractor requirements) limited the segment’s growth as compared to the first nine months of 2003.

     Segment operating income increased to $46.2 million in the first nine months of 2004 from $42.4 million in the first nine months of 2003, up 9.1 percent. Operating margins increased slightly to 10.5 percent in the first nine months of 2004 as compared to 10.3 percent in 2003. Operating income for the first nine months of 2004 excluded certain performance-based incentives which were included in the 2003 results. Excluding the year over year effect of these costs, operating income and margins declined in the first nine months of 2004 compared to 2003, despite higher revenues. GES has experienced pressure on margins due to increased labor and other costs, and a change in revenue mix. During the third quarter of 2004, GES experienced a ten day work stoppage in Las Vegas by the Teamsters Union and incurred direct costs of approximately $1.3 million, mainly related to security, thereby negatively impacting operating results. GES is also experiencing significant pressure on higher margin material handling revenue as exhibitors are using lighter exhibits and bringing fewer products to the tradeshow floor. The third quarter operating results were also impacted by severe hurricane activity in the Southeast, the effects of which are not fully quantifiable. Additionally, GES has recently incurred increased costs for petroleum based commodities such as carpet, plastics and fuel. To date, GES has not been able to fully reflect these cost increases in its pricing structure to customers resulting in increased pressure on margins. Management believes that further improvements in the economy and corporate earnings could lead to increased tradeshow spending. However, in response to lower material handling revenue and increased labor and other costs, management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor discretionary spending.

     Exhibitgroup. Revenues of the Exhibitgroup segment were $130.8 million for the first nine months of 2004, a decrease of 21.5 percent from the 2003 amount of $166.7 million. The segment operating loss in the first nine months of 2004 was $7.9 million compared to a loss of $3.3 million in the first nine months of 2003. The overall declines in Exhibitgroup’s operating performance reflect a significant reduction in new exhibit construction revenue as customers continue to reuse or refurbish their existing exhibits rather than construct new exhibits. Furthermore, management believes the sales cycle has continued to lengthen as spending on new construction has not materialized to date despite recent proposal wins. The substantial deterioration in new exhibit construction has resulted in a less profitable mix of business. Higher margin construction revenues accounted for only 15 to 20 percent of Exhibitgroup’s total revenues in the third quarter compared to 25 to 30 percent earlier in 2004 and compared to historical norms of 40 to 45 percent. This change in the revenue mix has contributed to lower margins and operating losses despite cost control efforts. Management believes industry conditions will remain highly competitive in the near term, leading to lower revenue year over year in the fourth quarter. Management remains focused on cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to preserve and increase operating margins over the longer-term.

     Travel and Recreation Services. Revenues of the travel and recreation services businesses were $61.0 million, an increase of 26.3 percent from $48.3 million in the first nine months of 2003. Segment operating income was $20.3 million for the first nine months of 2004, compared with $12.0 million for the first nine months of 2003. Operating margins increased to 33.2 percent in the first nine months of 2004 from 24.9 percent in the first nine months of 2003. In 2003, this segment experienced decreased visitation rates due to such factors as the war in Iraq, the outbreak of certain health issues and Air Canada’s financial difficulties. The 2004 year-to-date increases in revenues and operating income reflect improved visitation to Brewster, especially from the Far East. As compared to the first nine months of 2003, passenger volumes were up more than 30 percent for Brewster’s Ice Explorer Tours going to the Columbia Icefield, and up nearly 18 percent for the Banff Gondola, which takes passengers to the summit of Sulphur Mountain.

     Forest fires during the third quarter of 2003 had a significantly negative impact on Glacier Park’s 2003 results as portions of that business’s operations were forced to close twice during the peak season. The 2004 season was successful and Glacier Park remained open the entire summer season resulting in greatly improved revenues and operating income over the 2003 season.

     Net Interest Expense. Net interest expense decreased to $1.0 million in the first nine months of 2004 from $2.6 million in the first nine months of 2003. This decrease was primarily related to lower average debt balances partially offset by costs associated with Viad’s new credit facilities.

     Income Taxes. The effective tax rate before goodwill and intangible asset impairment losses for the first nine months of 2004 was 35.6 percent compared to 43.8 percent for the 2003 period. The decrease in the effective tax rate period over period was primarily due to net favorable income tax settlements and adjustments recorded in 2004.

Liquidity and Capital Resources:

     Cash and cash equivalents were $119.3 million at September 30, 2004 as compared to $61.3 million at December 31, 2003, with the increase primarily due to net distributions from Viad Corp (accounting predecessor to MoneyGram International) and to cash flow from operations. In July 2004, Viad used approximately $27 million to pay certain liabilities related to the MoneyGram spin-off and to pay Viad’s common stock dividend related to pre-spin-off operations.

     Viad’s total debt at September 30, 2004 was $22.7 million compared with $50.1 million at December 31, 2003. The debt-to-capital ratio was 0.061 to 1 at September 30, 2004 compared with 0.129 to 1 at December 31, 2003. Capital is defined as total debt plus minority interests and common stock and other equity.

     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. GES is a guarantor of the facility. Borrowings under the facility are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At September 30, 2004, Viad had an outstanding borrowing of $12.4 million under the revolving credit agreement which was used to repay the Wachovia Bank ESOP loan described below. With the termination of Viad’s previous credit facilities upon the MoneyGram spin-off, $9.5 million of letters of credit automatically transitioned to the new $150 million credit agreement. Financial covenants include a minimum consolidated net worth requirement of not less than $325.1 million plus 50 percent of positive quarterly consolidated net income on a rolling four-quarter basis; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of no greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At September 30, 2004, Viad was in compliance with all covenants.

     In July 2004, Viad borrowed $12.4 million under the revolving credit agreement described above to pay in full the Wachovia Bank ESOP loan and release Viad from its guarantee of the loan. This transaction did not result in a net change to the Company’s outstanding debt.

     Capital expenditures for the nine months ended September 30, 2004 totaled $9.3 million as compared to $10.0 million in 2003. These expenditures primarily related to certain leasehold improvements, information systems and related costs, and manufacturing and other equipment. Capital expenditures for the full year 2004 are expected to approximate $15 million to $18 million.

     The following table presents Viad’s contractual obligations as of September 30, 2004:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Debt	$16,834	$4,134	$3,254	$9,446	$—
Capital lease obligations	5,869	1,055	1,607	1,133	2,074
Operating leases	118,026	22,276	33,940	26,441	35,369
Preferred stock redemption liability (1)	432	432	—	—	—

Total contractual cash obligations (2)	$141,161	$27,897	$38,801	$37,020	$37,443

(1)	See “Overview” above for a discussion of the preferred stock redemption liability.

(2)	As of September 30, 2004, Viad’s aggregate noncancelable purchase obligations were not significant, and were therefore excluded from the table above.

Off-Balance Sheet Arrangements:

     As of September 30, 2004, Viad did not have any “Off-Balance Sheet” arrangements that could materially affect liquidity or require the use of capital resources.

Critical Accounting Policies and Estimates:

     The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of a company’s financial position and results of operations, and that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on these criteria, Viad has identified and discussed with its audit committee the following critical accounting policies and estimates pertaining to Viad, and the methodology and disclosures related to those estimates:

     Goodwill — SFAS No. 142 requires annual impairment testing of goodwill based on the estimated fair value of Viad’s reporting units. The fair value of Viad’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts, and industry trends and conditions.

     During 2002, Viad recorded a transitional goodwill impairment loss of $40.0 million ($37.7 million after-tax) related to Exhibitgroup. Subsequent to the initial adoption of SFAS No. 142, annual impairment tests were performed in 2002 and 2003 resulting in no additional impairment. As discussed above, customer orders for new exhibit construction at Exhibitgroup declined further than management had anticipated in the three months ended September 30, 2004 resulting in a less profitable mix of business causing management to reduce its outlook for the full year. Viad performed interim goodwill and intangible asset impairment tests for the Exhibitgroup reporting unit and concluded that impairment losses were necessary on Exhibitgroup’s goodwill and trademark intangible asset. Accordingly, Viad recorded a charge of $80.4 million ($76.6 million after-tax), representing the entire carrying amount of Exhibitgroup’s goodwill, and a charge of $7.0 million ($4.2 million after-tax) representing management’s preliminary estimate of the trademark’s impairment (resulting in a remaining trademark book value of $5.9 million). Management intends to finalize the valuation of the trademark during the fourth quarter of 2004.

     As of September 30, 2004, Viad has recorded goodwill of $149.2 million and $31.5 million related to GES and the Travel and Recreation Services segments, respectively. Goodwill and unamortized intangible assets are tested for impairment annually as of October 31 of each year.

     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss and medical claims. Viad has also retained and provided for certain insurance liabilities in conjunction with the sales of businesses totaling $12.1 million at September 30, 2004. Of this total, $9.1 million related to workers compensation liabilities and the remaining $3.0 million related to general liability claims. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels. The self-insured retention levels generally range from $200,000 to $500,000 on a per claim basis. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s total cash payments in connection with these insurance liabilities were $4.6 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively.

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

     A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation at December 31, 2003 by $4.7 million and the ongoing annual expense by

$454,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation at December 31, 2003 by $4.1 million and the ongoing annual expense by $387,000. See “Recent Accounting Pronouncements” below for a discussion of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 106-2 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

     The weighted average discount rate used to determine benefit obligations at December 31, 2003 and 2002 were 6.25 percent and 6.75 percent, respectively. The weighted average discount rate used to determine net periodic benefit cost for the years ended December 31, 2003 and 2002 were 6.75 percent and 7.25 percent, respectively. The expected return on plans assets used to determine net periodic benefit cost for the years ended December 31, 2003 and 2002 was 3.75 percent for both years.

     Stock-based compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Viad uses the intrinsic value method prescribed by Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Note 2 of notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting.

Recent Accounting Pronouncements

     In May 2004, the FASB issued FSP FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. Refer to Note 10 of notes to consolidated financial statements for the effects of the Act on Viad’s financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of the end of the period covered by this quarterly report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

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

PART II–OTHER INFORMATION

Item 6. Exhibits.

Exhibit No. 3.B	Copy of Bylaws of Viad Corp, as amended through August 13, 2004.*

Exhibit No. 10.A	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004.+*

Exhibit No. 10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through August 13, 2004.+*

Exhibit No. 10.C1	Copy of form of Incentive Stock Option Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan, as amended February 19, 2004.+*

Exhibit No. 10.C2	Copy of form of Non-Qualified Stock Option Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Pan, as amended August 13, 2004.+*

Exhibit No. 10.D1	Copy of form of Performance-Driven Restricted Stock Agreement, as amended August 13, 2004.+*

Exhibit No. 10.D2	Copy of form of Performance-Based Restricted Stock Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan, as amended August 13, 2004.+*

Exhibit No. 10.D3	Copy of form of Restricted Stock Agreement (three-year cliff vesting) pursuant to the 1997 Viad Corp Omnibus Incentive Plan, as amended August 13, 2004.+*

Exhibit No. 10.E	Copy of form of Indemnification Agreement, filed as Appendix C to Viad Corp’s Proxy Statement dated September 21, 1987, is hereby incorporated by reference.#

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

+ Management contract or compensation plan or arrangement.

# Director contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP

(Registrant)

November 5, 2004	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)

Exhibit Index

Exhibit No. 3.B	Copy of Bylaws of Viad Corp, as amended through August 13, 2004.*

Exhibit No. 10.A	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004.+*

Exhibit No. 10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through August 13, 2004.+*

Exhibit No. 10.C1	Copy of form of Incentive Stock Option Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan, as amended February 19, 2004.+*

Exhibit No. 10.C2	Copy of form of Non-Qualified Stock Option Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Pan, as amended August 13, 2004.+*

Exhibit No. 10.D1	Copy of form of Performance-Driven Restricted Stock Agreement, as amended August 13, 2004.+*

Exhibit No. 10.D2	Copy of form of Performance-Based Restricted Stock Agreement pursuant to the 1997 Viad Corp Omnibus Incentive Plan, as amended August 13, 2004.+*

Exhibit No. 10.D3	Copy of form of Restricted Stock Agreement (three-year cliff vesting) pursuant to the 1997 Viad Corp Omnibus Incentive Plan, as amended August 13, 2004.+*

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

+ Management contract or compensation plan or arrangement.

# Director contract.