Form 10-K
period 2004-12-31
VIAD CORP
filed 2005-03-15
CIK 884219

As filed with the Securities and Exchange Commission on March 15, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 001-11015

VIAD CORP

(Exact name of registrant as specified in its charter)

Delaware	36-1169950
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1850 North Central Avenue, Suite 800 Phoenix, Arizona	85004-4545
(Address of principal executive offices)	(Zip Code)

Registrant‘s telephone number, including area code: (602) 207-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.50 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant‘s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the Common Stock (based on its closing price per share on such date) held by nonaffiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was approximately $543 million.

     Registrant had 22,310,493 shares of Common Stock ($1.50 par value) outstanding as of February 28, 2005.

Documents Incorporated by Reference

     A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held May 17, 2005 is incorporated by reference into Part III of this Annual Report.

(This page intentionally left blank)

(This page intentionally left blank)

PART I

Item 1. Business.

     Viad Corp (“Viad” or the “Company”) is comprised of operating companies and a division which constitute a diversified services business. Viad provides services that address the needs of trade show organizers and exhibitors, as well as travel and recreation services in the United States and Canada. The Company’s businesses occupy the number one or number two positions in many of the markets in which they compete. They seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users, thereby being considered a value-added provider by Viad’s business customers.

     Viad’s services are classified into three reportable business segments, namely (1) GES Exposition Services, Inc. (“GES”), (2) Exhibitgroup/Giltspur, a division of Viad Corp (“Exhibitgroup”), and (3) Travel and Recreation Services provided by the Brewster Transport Company Limited and Glacier Park, Inc. business units. The reportable business segments have been defined in a manner consistent with Viad’s organizational structure, internal reporting, allocation of resources and operating decision-making. A description of each of Viad’s reportable business segments and recent developments relating to each follows. During 2004, Viad separated its payment services business from the remaining Viad businesses by means of a tax-free spin-off. See “Spin-off of MoneyGram International, Inc.” below for further discussion.

     Viad has no customer that comprises more than five percent of its revenues, nor does any Viad reporting segment have a customer comprising more than eight percent of that segment’s revenues.

Viad Business Units

     Viad is built around three operating groups which are leading competitors in their businesses, including businesses that provide services that address the needs of trade show organizers and exhibitors, as well as travel and recreation services in the United States and Canada.

GES

     GES is one of North America’s leading service providers of exhibitions and events that facilitate face-to-face marketing. With a focus on assisting event organizers in all aspects of the preparation, installation and dismantling of an exhibition, convention or special event, GES services some of the most visible and influential events in the exhibition and event industry. In 2004, GES provided services for over 250,000 exhibitor customers, an estimated 2,000 exhibitions and hundreds of events and projects across North America.

     GES provides these services through a network of offices in North America’s most active and popular meeting, exhibition and event destination markets. GES has full service operations in 16 U.S. cities and four Canadian cities.

     GES is a full-service provider to the exhibition and event industry, designing, planning, managing, producing, installing and dismantling every aspect of an exhibition and event regardless of its size. Central to GES’s customer base are show organizers, comprised of for-profit show owners, not-for-profit trade associations, show management companies and corporations that plan and manage their own proprietary events. Under its agreements with show organizers, GES will provide services to the show organizer itself and the show organizer will agree that GES will be the exclusive provider of certain services to all exhibitors participating in the exhibition or event. Services provided to show organizers include: general management and planning; concept design, graphics and design; transportation, logistics and material handling services; furnishings and decorating; overhead rigging, cleaning and electrical distribution. Exclusive services provided to exhibitors typically include material handling services, overhead rigging and electrical distribution. The services that GES provides to show organizers generally help the organizer provide the infrastructure necessary to service the attendees and exhibitors of the event and communicate the brand of the show, while the exclusive exhibitor services, which may vary from venue to venue, provide the exhibitors a single point of contact to facilitate a timely move-in and move-out of the show. In addition to the exclusive services, GES seeks to sell elective services to the exhibitors that participate in the exhibition or event. These elective services include: program management and on-site coordination for exhibitors; furnishings, carpeting and signage; logistics and shipping services; installation and dismantling; storage and refurbishing of exhibits.

     When GES is the official services contractor, GES prepares and sends an “Exhibitor Kit” to each exhibitor in advance of the show, through the mail or by GES’s internet-based ordering system, GES Online!. The Exhibitor Kit contains detailed descriptions of the exclusive and elective services offered by GES and order forms for those services. When GES is not the official services contractor, GES competes with the official services contractor and other specialized contractors to provide to exhibitors the elective services described above.

     In 2002, GES implemented the Exhibitor Value Program, which is intended to improve service and add value to the exhibitor through consultation and elective services offerings. The Exhibitor Value Program focuses on providing practical advice to exhibitors through multiple channels including telephone (inbound and outbound), internet and fax. Through the Exhibitor Value Program, GES provides a comprehensive service approach designed to enhance return on objectives for exhibitors and ensure a more positive experience and productive show. Integrating technology and personal services, the Exhibitor Value Program provides proactive advice and guidance to exhibitors during the complex exhibition or event process as well as integrated exhibitor support, all of which result in a better overall exhibiting experience and increased awareness of GES’s products and services.

Exhibitgroup

     Exhibitgroup is one of the largest and oldest exhibit designers and fabricators in the world, with over 60 years of experience in the exhibit industry. Exhibitgroup is a highly specialized exhibit program manager that is focused on providing integrated exhibit services primarily for Fortune 1000 clients. Custom exhibit design and construction is the primary line of business, with custom exhibits, designed from concept using state-of-the-art computer rendering programs, being its core product. Such exhibits vary in size, cost and complexity according to the client’s needs and budget — from carefully developed product showcases to more elaborate themed environments and interactive exhibits. Exhibitgroup’s design team also has the capacity to blend rental components into a client’s custom exhibit to create the desired marketing statement at a lower cost to the client. Some of Exhibitgroup’s exhibits are as large as 40,000 square feet, as high as two stories and may cost up to several million dollars.

     Exhibitgroup combines its core services with an ability to provide complete, one-stop shop exhibit program management services — services that meet a client’s long-term marketing needs and ensure the best handling of the client’s exhibit program. Exhibitgroup’s exhibit program services include: exhibit program management; logistics management; exhibit maintenance; installation and dismantling; show services; online ordering and e-services and marketing services.

     Many of Exhibitgroup’s clients attend trade shows in which GES is the official services contractor or at which GES offers elective services. In these instances, an Exhibitgroup client may engage the services of GES for services such as freight handling, carpeting, furniture and similar on-site elective services. Because of the complexity of Exhibitgroup’s custom exhibits, many of Exhibitgroup’s clients are likely to use ExpoServices (Exhibitgroup’s wholly-owned installation and dismantling division) for installation and dismantle services.

     Through its TL Horton Design group, Exhibitgroup is also a leading creator of retail merchandising units, such as kiosks, that are generally used in stores and shopping malls throughout the world. The design of the kiosks varies depending on the client’s budget and specific needs. All kiosks are designed to draw the attention of potential visitors or customers through a range of alternatives including product displays, entertainment using interactive electronics and information displays. The TL Horton Design group offers clients complete turnkey services related to kiosks, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation.

     Exhibitgroup’s experienced designers, global network of facilities, strategic alliances and innovative technology make Exhibitgroup a leader in its industry. Exhibitgroup has won over 55 design awards since 1997, including 28 prestigious “Best of Show” awards. These awards signify that, either in specific categories or on a general basis, a particular exhibit was chosen as the best at the trade show by a panel of judges or show attendees.

Travel and Recreation Services

     Travel and recreation services are provided by the Brewster Transport Company Limited (“Brewster”) and Glacier Park, Inc. (“Glacier Park”) business units.

     Brewster. Brewster is a major tourism service operator in Western Canada. It is a multifaceted company delivering tourism products to visitors of Western Canada. Brewster’s operations include two world-class attractions, motorcoach services, charter and sightseeing services, hotel operations, inbound package tour operations and travel agencies.

     Brewster operates the Banff Gondola and Columbia Icefield Tours. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. Brewster also offers sightseeing tours of the Athabasca Glacier on the Columbia Icefield. Tour customers ride in an “Ice Explorer,” a vehicle specially designed for glacier travel that provides customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle.

     Brewster’s transportation operations include charter motorcoach services, sightseeing and scheduled services and airport service. Brewster operates a modern fleet of luxury motorcoaches, available for groups of any size for travel throughout the Canadian provinces of Alberta and British Columbia. In addition, Brewster provides year-round half- and full-day sightseeing tours from Calgary, Banff, Lake Louise and Jasper, Canada.

     Brewster’s inbound package tour operations feature independent package and group tours throughout Canada, which are offered year-round. These packages — in the segments of motorcoach, rail, self-drive automobile, ski and winter touring — consist of both group and individual tours and may be custom-designed at the time of booking.

     Brewster also operates two hotels in Alberta: the Mount Royal Hotel, which is located in the heart of Banff, and the Columbia Icefield Chalet, which is located on the Icefield Parkway between Lake Louise and Jasper. The hotels cater to leisure travelers.

     Brewster’s travel agencies are affiliated with the American Express travel agency network. These travel agencies service the vacation needs of the residents of the Bow Valley Corridor (Banff, Lake Louise and Canmore). With the American Express affiliation, these travel agencies are able to offer competitive rates on travel.

     Each Brewster line of business has a different market profile, with customers that differ in terms of geographic origin and travel preferences. To deliver its products and services to the consumer, Brewster utilizes direct to the customer marketing strategies as well as a distribution channel network that includes tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations. Brewster’s major markets are Canada, the United States, the United Kingdom and other European countries, Australia/New Zealand and Asia.

     Glacier Park. Glacier Park operates four historic lodges and three 1960s-era motor inns in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park, and holds concession contracts for approximately 80 percent of the revenue for services provided within the park’s borders, on the basis of revenue generated. Glacier National Park and Waterton Lakes National Park encompass 1.1 million acres of rugged wilderness and are best known for their spectacular scenery, hiking, glaciers and wildlife. Services provided by Glacier Park include lodging varying from hikers’ cabins to suites, food and beverage operations, retail operations and tour and transportation services. The tour operation utilizes a fleet of 33 authentic 1930s red touring buses that have rollback canvas tops. These well-known “reds” are used to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.

     The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, Glacier Park’s lodges and motor inns have an occupancy level of approximately 96 percent. During the “shoulder” seasons of June and September, occupancy is approximately 76 percent.

     Tour groups and travel agencies account for approximately 25 percent of Glacier Park’s customers, while individual travelers account for the remaining 75 percent. Demographically, approximately 98 percent of Glacier Park’s guests come from the United States, with 20 percent to 24 percent from the Northwest and 10 percent to 12 percent from the Midwest.

     Glacier Park operates the concession portion of its business under a 25-year concession agreement with the U.S. National Park Service (the “Park Service”) for Glacier National Park, which expires in December 2005 unless extended at the discretion of the Park Service for a period of up to three years, and under a 42-year agreement with the Canadian Government for Waterton Lakes National Park, which expires in 2010. When Glacier Park’s concession agreement with the Park Service expires, Glacier Park will be obligated, if it chooses to continue its concession operations, to rebid for the right to retain these concession services. If Glacier Park does not retain these concession rights, it will receive an amount from the Park Service, or Glacier Park’s successor, equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of this agreement, based on the reconstruction cost of a new unit of like kind, less depreciation, but not to exceed fair market value. If Glacier Park does not retain the concession rights, it would be able to continue operations at Waterton Lakes, Canada, and East Glacier, Montana, which are not part of the concession contract.

Competition

     The Company’s businesses generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services. Most of the competitors of GES and Exhibitgroup are privately-held companies; limited information about these companies is available. Based on internal estimates, the Freeman Companies and Champion Exposition Services are the principal competitors of GES, and The George P. Johnson Company, MC2 and Exhibit Works are the principal competitors of Exhibitgroup. The operations of Brewster and Glacier Park generally compete on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package-tour business, hotel and restaurant facilities and charter companies.

Intellectual Property

     Viad owns a number of trademarks, patents and copyrights, which make up Viad’s intellectual property portfolio. The Viad companies own or have the right to many registered trademarks used in their various businesses, including, among others, GES®, GES Exposition Services®, GES Canadasm, ExhibitSelect®, INTERKIT®, GES at Your Service!®, GES Servicenter®, GES National Servicentersm, HANG:RZ®, Trade Show Electrical®, Exhibitgroup/Giltspur®, ExpoTech®, Exhibitgroup®, Maxim®, egXpresssm, eg@worksm, WAM! The Wireless Ambassador® and LUMA2 & Design®. Some of the Company’s trademarks are also registered outside the United States, including Royal Glacier Tours®, Emax®, Exhibitgroup® and Giltspur®. United States trademark registrations are for a term of ten years, renewable every ten years as long as the trademarks are used in the regular course of trade.

     Exhibitgroup owns a number of patents for exhibit technology and exhibit processes that are cumulatively important to its business and that it believes provide competitive advantages in the marketplace for designing and building exhibits. These include patents relating to modular furniture used in exhibits and displays, specialized lighting systems used for intensifying graphic imagery and other objects in exhibits, a multiple-panel display system and a space-saving modular structure for use in displays and exhibits. Exhibitgroup also owns ten design patents for its retail merchandising units (i.e., kiosks). United States patents are currently granted for a term of 20 years from the date a patent application is filed.

     Although Viad believes that its trademarks, patents and copyrights have substantial value, it does not believe that the loss of any of these patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations.

Government Regulation

     Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal regulations affecting our day-to-day businesses are rules and regulations relating to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), employees (such as regulations implemented by the Occupational Safety and Health Administration, the equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act) and regulations relating to national parks (such as regulations enacted by the U.S. Department of the Interior and the U.S. National Park Service).

Employees

     Viad operating units had approximately 3,025 employees at December 31, 2004 as follows:

		Regular Full-Time
	Approximate	Employees Covered by
	Number of	Collective Bargaining
	Employees	Agreements
GES	2,160	1,090
Exhibitgroup	610	180
Travel and Recreation Services	255	55

     Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2005 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

     Viad had 55 employees at its corporate center at December 31, 2004 providing management, financial and accounting, internal auditing, tax, administrative, human resources, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is managed by a Board of Directors comprised of six non-employee directors and one employee director and has an executive management team consisting of five Viad officers (including the one employee director) and three principal executives of significant operating divisions or companies.

Seasonality

     Convention and event activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some shows may shift between quarters). Viad’s travel and recreation operations experience peak activity during the summer months. Viad’s 2004 quarterly income (loss) before impairment losses, as a percentage of the full year’s income before impairment losses, was approximately 33 percent (first quarter), 39 percent (second quarter), 54 percent (third quarter), and minus 26 percent (fourth quarter). See Notes 18 and 19 of notes to consolidated financial statements of the Company. Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of “Non-GAAP Measures” including “Income before impairment losses.”

Spin-off of MoneyGram International, Inc.

     On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. For further discussion of this transaction, refer to Note 1 of notes to consolidated financial statements of the Company.

     Upon completion of the MoneyGram spin-off, Viad effected a one-for-four reverse stock split of Viad’s common stock, whereby every four shares of Viad common stock became one share of Viad common stock. The one-for-four reverse stock split was approved at the annual Viad stockholders meeting in May 2004.

Financial Information about Restructuring Charges and Recoveries

     Information regarding restructuring charges and recoveries is provided in Note 14 of notes to consolidated financial statements of the Company.

Financial Information about Segments

     Business segment financial information is provided in Note 18 of notes to consolidated financial statements of the Company.

Financial Information about Geographic Areas

     Geographic area financial information is provided in Note 18 of notes to consolidated financial statements of the Company.

Annual Certifications of Viad’s CEO and CFO

     The listing standards of the New York Stock Exchange (“NYSE”) require the chief executive officer of each listed company to submit to the NYSE within 30 days after the company’s annual stockholders meeting an “Annual CEO Certification” certifying that the chief executive officer is not aware of any violation by the company of the corporate governance listing standards of the NYSE. Viad held its annual stockholders meeting on May 11, 2004. Mr. Robert H. Bohannon, Chief Executive Officer of Viad, submitted a signed “Annual CEO Certification” to the NYSE on June 2, 2004.

     The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of Viad are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report.

Available Information

     Viad files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document Viad files at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the public reference room.

     Viad’s principal internet address is www.viad.com. Viad makes available free of charge on www.viad.com its annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

     Viad maintains a corporate governance page on its website at www.viad.com, which includes key information about its corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, and the Code of Ethics of Viad which are also available in print to any shareholder upon request.

Item 2. Properties.

     Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom and Germany. The following information summarizes Viad and its subsidiaries’ principal properties as of December 31, 2004.

     Viad’s headquarters are located at 1850 North Central Avenue, Suite 800 in Phoenix, Arizona. Excluding space which Viad subleases to third parties, Viad leases approximately 61,000 square feet.

     GES operates 12 offices and 27 multi-use facilities (exhibit construction, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 882,000 square feet. Three of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for two offices and seven multi-use facilities that are located in Canada. GES corporate headquarters are located in Las Vegas, Nevada.

     Exhibitgroup operates nine offices and 20 multi-use facilities (exhibit construction, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 476,000 square feet. All properties are leased and are located in the United States, except for one office that is located in Canada, one office located in the United Kingdom and two multi-use facilities located in Germany. Exhibitgroup corporate headquarters are located in Roselle, Illinois.

     Travel and Recreation Services operates two offices, nine retail stores, two bus terminals, four garages, an icefield tour facility, a gondola lift operation, and nine hotels/lodges (with approximately 900 rooms, and ancillary foodservice and recreational facilities). All of the facilities are in the United States or Canada. Four of the hotels/lodges are owned and the five other hotels/lodges are operated pursuant to concessionaire agreements. Two bus terminals and three garages are owned. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased.

     Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3. Legal Proceedings.

     Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 2004, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If Viad has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure for actual or potential claims and lawsuits involving environmental matters relating to Viad’s past operations. Although the Company is a party to certain environmental disputes, management believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of Registrant.

     The names, ages and positions of the Executive Officers of Viad as of the filing of this Annual Report, are listed below:

Name	Age	Business Experience During the Past Five Years and Other Information
Robert H. Bohannon	60	Chairman of the Board, President and Chief Executive Officer since January 1997; prior thereto, President and Chief Operating Officer of Viad from 1996; and prior thereto was President and Chief Operating Officer of Travelers Express Company, Inc., a former subsidiary of Viad, from 1993.

Paul B. Dykstra	43	President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. since 1999; and prior thereto, Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

Kimbra A. Fracalossi	45	President and Chief Executive Officer of Exhibitgroup/Giltspur, a division of Viad, since July 2002; prior thereto, Chief Financial Officer of Viad since September 2000; prior thereto, Vice President-Strategic Planning and Investor Relations since May 1999 and Executive Director of Corporate Development since January 1998.

Ellen M. Ingersoll	40	Chief Financial Officer since July 2002; prior thereto, Vice President-Controller or similar position since January 2002; prior thereto, Controller of CashX, Inc., a service provider of stored value internet cards, from June 2001 through October 2001; prior thereto Operations Finance Director of LeapSource, Inc., a provider of business process outsourcing, since January 2000; prior thereto Vice President and Controller of Franchise Finance Corporation of America since May 1992.

G. Michael Latta	42	Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; prior thereto Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Name	Age	Business Experience During the Past Five Years and Other Information
David G. Morrison	56	President and Chief Executive Officer of Brewster Transport Company Limited, a subsidiary of Viad, since 1980; prior thereto, Vice President and General Manager and Vice President-Administration and Controller from 1977; prior thereto, Controller from 1975.

Suzanne Pearl	42	Vice President-Human Resources since September 2000; prior thereto, Executive Director, Compensation from 1998; prior thereto, Manager, Executive Compensation from 1993; prior thereto, held other positions since joining the Company in 1988.

Scott E. Sayre	58	Vice President, General Counsel and Secretary since September 2000; prior thereto, Assistant General Counsel and Secretary from 1997; prior thereto, Assistant General Counsel from 1992; prior thereto, held other positions since joining the Company in 1979.

     The term of office of the Executive Officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May of this year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The principal market on which the common stock of Viad is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, Cincinnati, Pacific and Philadelphia Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Composite Tape and the cash dividends declared for the two years ended December 31. Share prices for the third and fourth quarters of 2004 are after the spin-off of MoneyGram and the one-for-four reverse stock split that followed:

SALES PRICE RANGE OF COMMON STOCK

	2004		2003
	High	Low	High	Low
First Quarter	$26.33	$23.05	$23.97	$18.35
Second Quarter	$27.40	$23.11	$22.90	$18.79
Third Quarter	$28.00	$21.84	$24.86	$20.73
Fourth Quarter	$29.33	$20.45	$26.15	$23.57

DIVIDENDS DECLARED ON COMMON STOCK

	2004	2003
February	$0.09	$0.09
May	0.09	0.09
August	0.04	0.09
November	0.04	0.09

Total	$0.26	$0.36

     Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October.

     As of February 28, 2005, there were 8,800 stockholders of record of Viad’s “new” common stock following the one-for-four reverse stock split. There also were 11,442 stockholders of record as of February 28, 2005 that had not converted pre-split common stock of Viad into the new, post-split common stock of Viad. Accordingly, there were 20,242 stockholders of record in the aggregate as of February 28, 2005.

     For information regarding security ownership of certain beneficial owners and management and related stockholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management” in this Annual Report.

     No repurchases of Viad common stock were made in 2004 as part of an open market stock repurchase program. Set forth below is a table showing the total number of shares of Viad common stock repurchased in 2004 by Viad from employees who surrendered to Viad, in connection with the exercise of stock options, their already owned Viad common stock (outstanding shares) to pay for a portion of the exercise price:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value) of Shares that May
	Total Number of Shares	Average Price Paid Per	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased (#)	Share ($)	or Programs	the Plans or Programs
March 2004	17,916	25.19	—	—
April 2004	5,000	24.78	—	—
May 2004	2,635	23.79	—	—
June 2004	5,427	25.61	—	—
August 2004	44,457	22.69	—	—
September 2004	1,252	23.67	—	—

Total	76,687	23.67	—	—

(This page intentionally left blank)

Item 6. Selected Financial Data.

VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Convention show services	$535,527	$521,433	$568,301	$604,148	$692,843
Exhibit design and construction	182,670	195,832	217,932	279,896	339,272
Travel and recreation services	67,460	53,203	58,253	61,453	72,508

Total revenues	$785,657	$770,468	$844,486	$945,497	$1,104,623

Income (loss) from continuing operations(1),(2)	$(58,329)	$21,091	$8,395	$(40,603)	$44,802
Income from discontinued operations, net of tax(3)	2,327	—	—	—	—
Change in accounting principle, net of tax(4)	—	—	(37,739)	—	—

Net income (loss)	$(56,002)	$21,091	$(29,344)	$(40,603)	$44,802

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations(1),(2)	$(2.68)	$0.97	$0.39	$(1.88)	$1.97
Income from discontinued operations, net of tax(3)	0.10	—	—	—	—
Change in accounting principle, net of tax(4)	—	—	(1.74)	—	—

Diluted net income (loss) per common share	$(2.58)	$0.97	$(1.35)	$(1.88)	$1.97

Average outstanding and potentially dilutive common shares	21,741	21,654	21,679	21,580	22,731

Basic Income (Loss) per Common Share
Income (loss) from continuing operations(1),(2)	$(2.68)	$0.98	$0.39	$(1.90)	$2.02
Income from discontinued operations, net of tax(3)	0.10	—	—	—	—
Change in accounting principle, net of tax(4)	—	—	(1.75)	—	—

Basic net income (loss) per common share	$(2.58)	$0.98	$(1.36)	$(1.90)	$2.02

Average outstanding common shares	21,741	21,555	21,544	21,375	22,200

Dividends declared per common share	$0.08	$—	$—	$—	$—

Balance Sheet Data at Year-End
Total assets	$658,432	$682,096	$673,356	$732,848	$826,198
Total debt(5)	21,054	50,092	66,778	73,703	83,118
Common stock and other equity	346,505	333,871	266,163	333,440	432,356
Other Data
Adjusted EBITDA(6)	$61,353	$63,873	$47,083	$(18,029)	$117,687

(1)	Includes restructuring charges, recoveries and other items (after-tax) of $763,000 expense, or $0.04 per diluted share, in 2004; $3.0 million income, or $0.14 per diluted share, in 2003; $12.1 million expense, or $0.56 per diluted share, in 2002; $55.3 million expense, or $2.56 per diluted share, in 2001; $5.3 million expense, or $0.23 per diluted share, in 2000. Also includes goodwill and intangible asset impairment losses (after-tax) of $76.6 million, or $3.52 per share, and $5.0 million, or $0.23 per share, respectively, in 2004. See Notes 5 and 14 of notes to consolidated financial statements for further explanation.

(2)	In January 2002, Viad adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. Excluding the amortization of previously expensed goodwill and certain intangible assets, income (loss) from continuing operations and corresponding diluted income (loss) per share would have been $(33.0) million, or $1.53 diluted loss per share, in 2001 and $52.1 million, or $2.29 diluted income per share, in 2000.

(3)	Viad recorded income from discontinued operations of $2.3 million in 2004 related to tax matters associated with previously sold operations, primarily foreign tax settlements.

(4)	In accordance with the adoption of SFAS No. 142, Viad completed the transitional impairment test for goodwill during 2002 and recorded a transitional impairment loss of $40.0 million ($37.7 million after-tax) related to goodwill at Exhibitgroup/Giltspur.

(5)	Long-term debt prior to the spin-off of MoneyGram was based on the prorated level of debt (other than debt related to employee benefit plans) estimated to be owed by Viad immediately following the spin-off of MoneyGram.

(6)	Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. Adjusted EBITDA is defined by Viad as net income (loss) before interest expense, income taxes, depreciation and amortization, goodwill and intangible asset impairments, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, goodwill and intangible asset impairments, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. See “Non-GAAP Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with Viad Corp’s consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Viad Corp’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Annual Report.

Overview:

     On June 30, 2004, Viad Corp (“Viad” or the “Company”) separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Certain members of Viad’s Board of Directors are also Directors of MoneyGram. The continuing business of Viad consists of the businesses of convention show services, exhibit design and construction and travel and recreation services operations as well as Viad’s centralized corporate functions located in Phoenix, Arizona.

     Due to the relative significance of MoneyGram as compared to the remaining businesses of Viad, the transaction was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spin-offs.” Accordingly, MoneyGram was considered the divesting entity for accounting purposes and is the accounting successor to Viad with respect to the historical consolidated financial statements of Viad prior to the spin-off. Conversely, the remaining combined businesses of Viad (excluding MoneyGram) represent the entity which was “spun-off” from MoneyGram International (accounting successor to Viad Corp).

     In connection with the completion of the spin-off, Viad provided notice of redemption to the holders of the Company’s $4.75 mandatorily redeemable preferred stock for which the Company irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. The trust clearing account and the associated preferred stock redemption liability were included in the assets and liabilities of Viad following the spin-off. The related loss on redemption of the preferred stock was included in the financial statements of MoneyGram. At December 31, 2004, the amount of restricted cash and the preferred stock redemption liability was $252,000.

     In addition, at the annual Viad stockholders meeting in May 2004, Viad stockholders approved a one-for-four reverse stock split of the Company’s common stock whereby, upon completion of the MoneyGram spin-off, every four shares of Viad common stock held on July 1, 2004, became one share of Viad common stock. The accompanying consolidated financial statements reflect the effects of the one-for-four reverse stock split for all periods presented.

     As a result of the spin-off, Viad redefined its reportable segments to reflect a disaggregated presentation of the former “Convention and Event Services” segment and the inclusion of the businesses comprising Travel and Recreation Services as a reportable segment. Accordingly, Viad operates in three reportable business segments as follows:

     GES — GES Exposition Services, Inc. (“GES”) provides exhibition and event services throughout North America, such as freight handling, transportation, installation, dismantling and management services to trade associations and show management companies and exhibitors. GES also provides certain exhibit design and construction services.

     Exhibitgroup — Exhibitgroup/Giltspur (“Exhibitgroup”) specializes in the large-to-small scale design, construction, installation and warehousing of convention and trade show exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup also provides trade show services to its corporate customers.

     Travel and Recreation Services — Brewster Transport Company Limited (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and package tours and other sightseeing services, hotel operations and travel agencies. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada.

     The following 2004 financial highlights are presented based on amounts determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

     Viad Corp (Consolidated)

•	Total revenues of $785.7 million, an increase of 2.0 percent

•	Net loss of $56.0 million compared to net income in 2003 of $21.1 million

•	Diluted net loss per share of $2.58 compared to diluted net income per share in 2003 of $0.97

•	Goodwill and intangible asset impairment losses of $80.4 million ($76.6 million after-tax) and $8.3 million ($5.0 million after-tax), respectively, were recorded in 2004 related to Exhibitgroup

•	Restructuring charges of $1.2 million ($763,000 after-tax) were recorded in 2004, compared to restructuring recoveries of $5.0 million ($3.0 million after-tax) in 2003

•	Income from discontinued operations of $2.3 million in 2004 related to tax matters associated with previously sold operations, primarily foreign tax settlements

•	Cash and cash equivalents were $115.1 million at December 31, 2004

•	Debt was $21.1 million at December 31, 2004

     GES

•	Revenues of $540.1 million, an increase of 8.3 percent

•	Segment operating income of $43.3 million, an increase of 7.7 percent

     Exhibitgroup

•	Revenues of $178.1 million, a decrease of 18.5 percent

•	Segment operating loss of $9.6 million compared to segment operating income in 2003 of $1.1 million

Travel and Recreation

•	Revenues of $67.5 million, an increase of 26.8 percent

•	Segment operating income of $19.8 million, an increase of 98.2 percent

Non-GAAP Measures:

     The following discussion includes a presentation of Adjusted EBITDA and Income before impairment losses, which are utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income (loss) before interest expense, income taxes, depreciation and amortization, goodwill and intangible asset impairments, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, goodwill and intangible asset impairments, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. “Income before impairment losses” is defined by Viad as income (loss) from continuing operations before the after-tax effect of impairment charges related to goodwill and intangible assets. Income before impairment losses is utilized by management to review operating results of the business without the effects of noncash impairments. The presentation of Adjusted EBITDA and Income before impairment losses is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP.

     Management believes that the presentation of Adjusted EBITDA and Income before impairment losses provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses primarily as performance measures and believes that the GAAP financial measures most directly comparable to these non-GAAP measures are net income (loss) and income (loss) from continuing operations, respectively. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, noncash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes, noncash goodwill and intangible asset impairments, the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses is used as a financial measure to assess the performance of the business, its use is limited because it does not consider noncash goodwill and intangible asset impairment losses. Because Adjusted EBITDA and Income before impairment losses do not consider the above items, a user of Viad’s financial information should consider net income (loss) and income (loss) from continuing operations important measures of financial performance because they provide a more complete measure of the Company’s performance.

     A reconciliation of Adjusted EBITDA to net income (loss) is as follows:

	2004	2003	2002
	(in thousands)
Adjusted EBITDA	$61,353	$63,873	$47,083
Interest (expense) recoveries	(2,267)	1,080	(4,056)
Income tax expense	(5,346)	(21,361)	(9,839)
Depreciation and amortization	(23,370)	(22,501)	(24,793)
Goodwill and intangible asset impairment losses	(88,699)	—	—
Change in accounting principle	—	—	(37,739)
Income from discontinued operations	2,327	—	—

Net income (loss)	$(56,002)	$21,091	$(29,344)

     The decrease in Adjusted EBITDA of $2.5 million from 2003 compared to 2004 was driven by lower operating income at Exhibitgroup and unfavorable restructuring charges. Partially offsetting this was higher revenue and operating income at GES and Travel and Recreation Services. The increase in Adjusted EBITDA of $16.8 million in 2003 compared to 2002 was primarily due to lower restructuring charges and higher restructuring recoveries for a net change of $23.5 in 2003 as compared to 2002, which was partially offset by lower operating income of $5.6 million (excluding depreciation and amortization). See “Results of Operations” below for further discussion.

     A reconciliation of Income before impairment losses to Income (loss) from continuing operations is as follows:

	2004	2003	2002
	(in thousands)
Income before impairment losses	$23,278	$21,091	$8,395
Goodwill and intangible asset impairment losses, net of tax	(81,607)	—	—

Income (loss) from continuing operations	$(58,329)	$21,091	$8,395

     See “Results of Operations” below for a discussion of goodwill and intangible asset impairment losses.

Results of Operations:

2004 vs. 2003:

     Revenues for 2004 increased 2.0 percent to $785.7 million from $770.5 million in 2003. Revenue growth at GES and Travel and Recreation Services was largely offset by lower revenue at Exhibitgroup. Loss from continuing operations before income taxes was $53.0 million for 2004, compared to income of $42.5 million in 2003. Viad’s loss from continuing operations was $58.3 million, or $2.68 per share, compared to income of $21.1 million, or $0.97 per share, in 2003. Excluding the goodwill and intangible asset impairment losses recorded in 2004, income before impairment losses (see “Non-GAAP Measures” above) was $23.3 million, or $1.07 per share, versus $21.1 million, or $0.97 per share, in 2003. The increase was primarily driven by improved segment operating income in the Travel and Recreation Services segment and at GES, which was largely offset by decreased operating results at Exhibitgroup.

     Viad recorded income from discontinued operations of $2.3 million, or $0.10 per share, in 2004 related to tax matters associated with previously sold operations, primarily favorable foreign tax settlements. Including income from discontinued operations, Viad’s 2004 net loss was $56.0 million, or $2.58 per share, compared to $21.1 million, or $0.97 per share, in 2003.

     GES. Revenues for GES were $540.1 million for 2004, an increase of 8.3 percent compared to $498.7 million in 2003. This increase largely resulted from an increase in revenues from GES’s Products and Services group, which provides elective services to exhibitors, as well as the result of positive show rotation. This rotation included shows such as International Manufacturing Technology Show, MINExpo, International Baking Industry Expo and International Woodworking Machinery & Furniture Supply Fair, which occurred in the third quarter of 2004 but did not occur in 2003. Favorable rotation from these shows was partially offset by negative show rotation in the second quarter of 2004 as well as the first quarter of 2004 loss of the North American International Auto Show in Detroit (due to certain contractor requirements). In addition, GES benefited from modest same-show growth in 2004 as the trade show industry saw a slight overall increase in the size of shows as well as an increase in the number of exhibitors and attendees.

     Segment operating income was $43.3 million for 2004, up 7.7 percent from $40.2 million in 2003. Operating margins decreased slightly to 8.0 percent in 2004 from 8.1 percent in 2003. GES has experienced pressure on margins due to increased labor and related costs as well as a change in revenue mix. During the third quarter of 2004, GES experienced a ten day work stoppage in Las Vegas by the Teamsters Union and incurred direct costs of approximately $1.3 million, mainly related to security, thereby negatively affecting operating results. 2004 operating results were also negatively impacted by severe hurricane activity in the Southeast, the effects of which are not fully quantifiable. GES also experienced pressure on higher margin material handling revenue as exhibitors were using lighter exhibits and bringing fewer products to the show floor. If this trend continues, future operating margins may be negatively affected. Additionally, GES was not able to fully reflect in its prices the increased costs for petroleum-based commodities such as carpet, plastics and fuel experienced in the latter part of 2004.

     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup. Additionally, show rotation into certain markets in 2005 is expected to increase the need for labor above the supply in those local markets. GES is working with its labor unions to meet the necessary labor requirements in these markets, however, any shortages could adversely affect future revenue and operating income.

     GES’s revenue growth is dependent upon, among other things, show rotation, general economic conditions and levels of exhibitor spending. In general, the trade show industry is experiencing signs of slight to modest growth in terms of square footage and number of exhibitors. Management believes that further improvements in the economy and corporate earnings could lead to increased show spending. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Certain industries have performed very well (i.e. health care and defense) while others have had more difficulty. Technology experienced several cancellations for shows which were expected to occur in 2004. GES has a diversified revenue base and is generally insulated from industry specific trends. In response to lower material handling revenue and increased labor and other costs, management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor elective spending. Management is also pursuing price increases to cover the recent increase in the cost of petroleum-based commodities.

     Exhibitgroup. Revenues for Exhibitgroup were $178.1 million for 2004, down 18.5 percent from $218.6 million in 2003. The decline in revenues was driven mainly by weak demand for the design and construction of new exhibits, primarily due to diminished corporate spending and continued softness in the general economy, as many exhibitors elected to reuse or refurbish existing exhibits rather than placing orders for new construction. Customer losses also contributed to the overall revenue decline. These losses occurred as the result of unfavorable pricing, which management believes would have led to unprofitable business.

     Segment operating loss was $9.6 million for 2004 compared to operating income of $1.1 million in 2003. The decline in operating income was due to the continued erosion of sales revenue, particularly new construction revenue that resulted in a less profitable mix of business. Margins on construction revenue are roughly twice that of show services provided by Exhibitgroup. Construction revenues, including exhibit and kiosk construction, accounted for only 25 to 30 percent of Exhibitgroup’s total revenues in 2004 compared to 30 to 35 percent in 2003 and compared to historical norms of 40 to 45 percent. This change in the revenue mix has contributed to lower margins and operating losses despite cost control efforts.

     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires companies to test goodwill and certain intangible assets for impairment on an annual basis. Impairment testing is also required between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the third quarter of 2004, Exhibitgroup’s operating results were affected by a significant reduction in revenue from new exhibit construction that caused management to reduce its outlook for the full year. As a result of this potential impairment indicator, Viad performed interim goodwill and intangible asset impairment tests for the Exhibitgroup reporting unit. Based on this interim testing, management concluded that a goodwill impairment loss was necessary and that a trademark intangible impairment loss was probable. Accordingly, Viad recorded a charge of $80.4 million ($76.6 million after-tax), representing the entire carrying amount of Exhibitgroup’s goodwill, and a charge of $7.0 million ($4.2 million after-tax) representing management’s preliminary estimate of the trademark’s impairment. Management finalized the valuation of the trademark during the fourth quarter of 2004 and recorded an additional impairment charge of $1.3 million ($776,000 after-tax).

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

     During the fourth quarter of 2004, management saw some stabilization of new exhibit construction revenue and pricing. However, competitive pricing in Exhibitgroup’s kiosk market resulted in lower, new kiosk construction revenue and margins. New kiosk construction, which Viad includes in overall construction, approximated five percent of Exhibitgroup’s total revenue in 2004 as compared to more than eight percent in 2003. Visibility over revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. If the prolonged weakness in demand for new exhibits and pricing pressures on kiosks continue, revenue could decline further and operating income could be similarly affected. Management remains focused on cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to preserve and increase operating margins over the longer-term.

     Travel and Recreation Services. Revenues for the Travel and Recreation Services segment were $67.5 million for 2004, up 26.8 percent from $53.2 million in 2003. Segment operating income was $19.8 million for 2004 compared to $10.0 million in 2003. Operating margins increased to 29.3 percent in 2004 from 18.7 percent in 2003. In 2003, revenues and operating income in this segment were reduced by lower visitation rates primarily caused by instability abroad, the outbreak of certain health issues and Air Canada’s financial difficulties. Overall business activity in 2004 recovered with strong increases in revenues and operating income reflecting improved visitation rates at Brewster, especially from the Far East. As compared to 2003, passenger volumes were up 30 percent for Brewster’s Ice Explorer Tours going to the Columbia Icefield, and up 16 percent for the Banff Gondola, which takes passengers to the summit of Sulphur Mountain.

     Glacier Park generated 21 percent of the Travel and Recreation Services segment’s full year 2004 operating income and its season is primarily in the third quarter of each year. During 2004, Glacier Park remained open the entire summer season resulting in greatly improved revenues and operating income in 2004 as compared to 2003. Forest fires during the third quarter of 2003 had a significantly negative impact on the business’s results for 2003 as portions of Glacier Park’s operations were forced to close twice during the peak season. Glacier Park generated 23 percent of the Travel and Recreation Services segment’s full year 2003 operating income.

     Glacier Park’s concession contract with the U.S. National Park Service (the “Park Service”) expires at the end of 2005, at which time a new concessionaire may be selected by the Park Service and Viad’s Glacier Park operation would consist only of the operations at Waterton Lakes, Canada, and East Glacier, Montana, which are not part of the concession contract. In such a circumstance, Viad would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed or improvements made to Glacier National Park during the term of the contract, based on the reconstruction cost of a new unit of like kind, less depreciation, but not to exceed fair market value. While the option exists for the Park Service to extend Glacier Park’s contract for up to three years, it is not currently known if it will do so.

     Corporate Activities. Corporate activities expense decreased $657,000 from 2003 to 2004. This was largely due to the reduction of compensation and employee benefit costs and facility costs as a result of the MoneyGram spin-off.

     Interest Expense. Interest expense was $2.3 million in 2004 compared to interest recoveries of $1.1 million in 2003. The 2003 amount reflects a reversal of $4.6 million of previously accrued interest due to favorable income tax settlements. Interest expense in 2003 was $3.5 million before giving effect to the reversal above, which is higher than the 2004 amount as average debt balances were lower in 2004.

     Income Taxes. The effective tax rate before goodwill and intangible asset impairment losses was 34.8 percent for 2004 compared to 50.3 percent for 2003. The decrease from 2003 was due to net favorable income tax settlements and adjustments recorded in the third quarter of 2004 as well as higher 2003 state income tax expense associated with adjustments for potentially unrealizable future benefits of state net operating losses.

2003 vs. 2002:

     Revenues for 2003 decreased 8.8 percent to $770.5 million from $844.5 million in 2002. The decline was primarily driven by negative show rotation and weaker demand for the design and construction of new exhibits. This decline reflected the downturn in the general economy and diminished corporate spending. Viad also experienced moderate declines in Travel and Recreation Services revenues. Income before income taxes was $42.5 million for 2003, compared to $18.2 million in 2002. The 2002 amount included net restructuring charges of $18.5 million compared to restructuring recoveries of $5.0 million in 2003. Net income for 2003 was $21.1 million compared to a net loss of $29.3 million in 2002. The 2002 net loss included the $37.7 million after-tax transitional impairment charge related to the adoption of SFAS No. 142.

     GES. Revenues for GES were $498.7 million for 2003 compared to $533.9 million in 2002. The decline in revenues largely resulted from net negative show rotation, where shows rotating out of 2003, such as the International Manufacturing Technology Show, outweighed the shows rotating into 2003, such as the National Plastics Expositions and Worldwide Food Show. The sequential year-over-year declines in show attendance, the number of exhibiting companies and convention square footage resulting from weak overall economic conditions since 2001 led to lower demand for services, cancelled shows and show shrinkage which contributed to the revenue decline. Segment operating income was $40.2 million for 2003, down 6.0 percent from $42.8 million in 2002. Operating margins increased slightly to 8.1 percent in 2003 from 8.0 percent in 2002.

     Exhibitgroup. Revenues for Exhibitgroup were $218.6 million for 2003, down 13.4 percent from $252.4 million in 2002. Segment operating income was $1.1 million for 2003 compared to an operating loss of $2.6 million in 2002. The decline in revenues was driven by weak demand for the design and construction of new exhibits, primarily due to diminished corporate spending and continued softness in the general economy, as many exhibitors elected to reuse or refurbish existing exhibits rather than placing orders for new construction. Segment operating income increased during 2003 primarily due to the effectiveness of management initiatives to improve performance, including restructuring efforts.

     Travel and Recreation Services. Revenues for the Travel and Recreation Services segment were $53.2 million for 2003, down 8.7 percent from $58.3 million in 2002. Segment operating income was $10.0 million for 2003 compared to $14.2 million in 2002. Operating margins decreased to 18.7 percent in 2003 from 24.5 percent in 2002. These businesses were negatively impacted by a continued decline in the world travel market due to ongoing threats of terrorism, the war in Iraq, health issues (SARS, Mad Cow Disease and West Nile virus), Air Canada’s financial difficulties and wildfires in and around Glacier National Park.

     Since the events of September 11, 2001, worldwide leisure travel had been on a steady decline, directly affecting the Travel and Recreation Services segment with reduced visitation during 2002 and again in 2003. In 2003, these businesses were also severely affected by the announcement in April 2003 that Air Canada, which serves a large portion of visitors to these businesses, was experiencing financial difficulty and had filed for protection under Canada’s “Companies’ Creditors Arrangement Act.” This event reduced the capacity of transportation available for visitors to Western Canada. Visitor travel from Asia, long a key market for these businesses, was significantly lower in 2003, primarily due to the outbreak of SARS in Asia in late 2002. A subsequent SARS outbreak in Canada reduced the number of travelers coming to Canada from the United States and Europe.

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

     The impact of the above reductions in revenue in 2003 from 2002 also impacted operating income. While certain of the costs of these businesses can be pared down for certain fluctuations in visitor attendance, many of the unforeseen events of 2003 left these businesses with excess costs relative to revenue. The forest fires, in particular, forced these businesses to maintain overhead costs to ensure sufficient resources were available to facilitate the closures and subsequent re-openings, and to service the visitors. Thus, while revenues were down 8.7 percent, expenses could not be shed as rapidly, resulting in an operating income decline that disproportionately exceeded the revenue decline.

     Corporate Activities. Corporate activities expense increased $960,000 from 2002 to 2003. This increase was due primarily to higher insurance premiums and employee benefit costs.

     Interest Expense. Interest recoveries were $1.1 million in 2003 compared to interest expense of $4.1 million in 2002. The 2003 amount reflects a reversal of $4.6 million of previously accrued interest due to favorable income tax settlements. Interest expense in 2003 was $3.5 million before giving effect to the reversal above, which is lower than the 2002 amount as average debt balances and interest rates were lower in 2003.

     Income Taxes. The effective tax rate was 50.3 percent for 2003 compared to 54.0 percent for 2002. The relatively high rate compared to the federal statutory rate of 35.0 percent was due to higher state income tax expense associated with adjustments for potentially unrealizable future benefits of state net operating losses.

Liquidity and Capital Resources:

     Cash and cash equivalents were $115.1 million at December 31, 2004 as compared to $61.3 million at December 31, 2003, with the increase primarily due to net distributions from MoneyGram and to cash flow from operations.

     Viad’s total debt at December 31, 2004 was $21.1 million compared with $50.1 million at December 31, 2003. The debt-to-capital ratio was 0.057 to 1 at December 31, 2004 compared with 0.129 to 1 at December 31, 2003. Capital is defined as total debt plus minority interests and common stock and other equity.

     Long-term debt at December 31, 2003 includes an allocated portion of Viad’s historical debt balances. For the purpose of preparing Viad’s financial statements prior to the MoneyGram spin-off, the historical allocation of debt was based on the prorated level of debt estimated to be assumed by “New” Viad at the time of the spin-off. Of the total debt balance of $50.1 million at December 31, 2003, $20.1 million represented debt obligations directly attributable to “New” Viad’s operations and $30.0 million represents allocated general corporate debt of Viad.

     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. GES is a guarantor of the facility. Borrowings under the facility are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At December 31, 2004, Viad had an outstanding borrowing of $12.2 million under the revolving credit agreement which was used to repay the ESOP debt obligation described below. With the termination of Viad’s previous credit facilities upon the MoneyGram spin-off, $9.5 million of letters of credit automatically transitioned to the new $150 million credit agreement. Financial covenants include a minimum consolidated net worth requirement of not less than $294.9 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended December 31, 2004; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At December 31, 2004, Viad was in compliance with all covenants.

     In July 2004, Viad borrowed $12.4 million under the revolving credit agreement described above to pay in full the ESOP debt obligation and release Viad from its guarantee of the loan. Viad became the new lender to the ESOP, under essentially the same terms as the previous bank loan, to preserve the continuity of the ESOP and the release of Viad shares to participants’ accounts through June 2009. This transaction did not result in a net change to the Company’s outstanding debt.

     Under a Shelf Registration filed with the SEC, Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

     Capital expenditures for the year ended December 31, 2004 totaled $15.4 million as compared to $15.5 million in 2003. These expenditures primarily related to certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.

     In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, there was no gain or loss in connection with the transaction. Viad and MoneyGram will share in the fixed costs of operating the aircraft while each will pay the variable costs depending on the usage by each company.

     In February 2005, Viad repaid its senior notes outstanding of $2.0 million pursuant to their scheduled maturities.

     The following table presents Viad’s contractual obligations as of December 31, 2004:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Long-term debt, including current portion	$15,450	$3,000	$12,450	$—	$—
Capital lease obligations	5,604	1,056	1,463	1,153	1,932
Operating leases	122,032	24,699	35,655	26,496	35,182
Estimated interest payments(1)	1,658	487	610	357	204
Purchase obligations(2)	6,825	4,793	1,548	484	—
Preferred stock redemption liability(3)	252	252	—	—	—

Total contractual cash obligations(4)	$151,821	$34,287	$51,726	$28,490	$37,318

(1)	Interest payments on fixed rate debt and capital lease obligations only. Interest payments on variable rate debt (Viad’s revolving credit agreement, as described in Note 7 of notes to consolidated financial statements) is indexed to the London Interbank Offering Rate and is excluded from the table.

(2)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Also included are multi-year utility contracts for which the minimum requirements contained in the contracts are included in the table.

(3)	See “Overview” above for a discussion of the preferred stock redemption liability.

(4)	Estimated payments associated with Viad’s defined benefit pension and other postretirement benefit plans are excluded from the table above. See Note 13 of notes to consolidated financial statements for disclosures regarding expected payments pursuant to those obligations.

     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If Viad has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to Viad’s past operations. Although Viad is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s financial position or results of operations.

Off-Balance Sheet Arrangements:

     Viad does not have any “off-balance sheet” transactions or arrangements with unconsolidated special-purpose or other entities that would affect the Company’s liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing, liquidity or credit risk support, or engage in leasing or other services that expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements. See Notes 15 and 16 of notes to consolidated financial statements regarding Viad’s operating leases and parent-subsidiary guarantees.

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

     During 2002, Viad recorded a transitional goodwill impairment loss of $40.0 million ($37.7 million after-tax) related to Exhibitgroup. Subsequent to the initial adoption of SFAS No. 142, annual impairment tests were performed in 2002 and 2003 resulting in no additional impairment. As discussed above, customer orders for new exhibit construction at Exhibitgroup declined further than management had anticipated in the third quarter of 2004 resulting in a less profitable mix of business, causing management to reduce its outlook for the full year. In 2004, Viad performed goodwill and intangible asset impairment tests at Exhibitgroup and concluded that impairment losses were necessary on Exhibitgroup’s goodwill and trademark intangible asset. Accordingly, Viad recorded a charge of $80.4 million ($76.6 million after-tax), representing the entire carrying amount of Exhibitgroup’s goodwill, and a charge of $8.3 million ($5.0 million after-tax) based upon a third party’s assessment of the trademark’s value (resulting in a remaining trademark book value of $4.6 million).

     As of December 31, 2004, Viad has recorded goodwill of $149.7 million and $33.5 million related to GES and Travel and Recreation Services, respectively. Goodwill and unamortized intangible assets are typically tested for impairment annually as of October 31 of each year.

     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.3 million as of December 31, 2004. Of this total, $13.7 million related to workers compensation liabilities and the remaining $7.6 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $14.9 million at December 31, 2004, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels. The self-insured retention levels generally range from $200,000 to $500,000 on a per claim basis. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.4 million and $4.4 million for the years ended December 31, 2004 and 2003, respectively.

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

     The assumed health care cost trend rate used in measuring the 2004 accumulated postretirement benefit obligation was ten percent in the year 2004, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2003 accumulated postretirement benefit obligation was nine percent in the year 2004, declining one percent each year to the ultimate rate of five percent by the year 2008 and remaining at that level thereafter.

     A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation at December 31, 2004 by approximately $2.1 million and the total of service and interest cost components by approximately $190,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation at December 31, 2004 by approximately $1.9 million and the total of service and interest cost components by approximately $169,000. See “Recent Accounting Pronouncements” below for a discussion of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 106-2 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

     The weighted average discount rates used to determine benefit obligations at December 31, 2004 and 2003 were 5.75 percent and 6.25 percent, respectively. The weighted average discount rates used to determine net periodic benefit cost for the years ended December 31, 2004 and 2003 were 6.25 percent and 6.75 percent, respectively. The expected return on plans assets used to determine net periodic benefit cost for the years ended December 31, 2004 and 2003 were both 3.75 percent.

     Stock-based compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Note 1 of notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting.

     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2004 and 2003, Viad had gross deferred tax assets of $84.3 million and $106.1 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is likely.

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company maintains reserves associated with various federal, state and foreign tax audit exposures that may arise in connection with such audits. As of December 31, 2004, Viad had $42.7 million accrued for these exposures. If the reserves are less than amounts ultimately assessed by the taxing authorities, Viad must record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such reserves are reversed as a reduction of income tax expense, or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $8.0 million could potentially be resolved or settled during 2005 resulting in a decrease of accrued taxes payable. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued taxes payable which may include amounts related to previously discontinued operations.

Recent Accounting Pronouncements:

     In May 2004, the FASB issued FSP FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. Refer to Note 13 of notes to consolidated financial statements for the effects of the Act on Viad’s financial position and results of operations. In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services in determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The Company has not yet determined if these additional regulations will have a significant impact on Viad’s financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company has not yet determined if the adoption of SFAS No. 151 will have a significant impact on Viad’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. Viad will adopt the provisions of SFAS No. 123R on July 1, 2005 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Management believes the adoption of SFAS No. 123R may have a material impact on its results of operations; however, the Company has not yet completed its evaluation of SFAS No. 123R, and has therefore not quantified the financial impact upon adoption.

     In December 2004, the FASB issued FSP FAS 109-1 related to the application of SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). FSP FAS 109-1 clarifies that the manufacturer’s deduction provided for under the Jobs Creation Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP FAS 109-1 is not expected to have a material impact on Viad’s financial position or results of operations in 2005.

     In December 2004, the FASB also issued FSP FAS 109-2 related to accounting and disclosure guidance for the foreign earnings repatriation provision within the Jobs Creation Act. The Jobs Creation Act introduces a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. Currently, management has not yet determined the amount of foreign earnings, if any, to be repatriated by Viad. See Note 12 of notes to consolidated financial statements for additional disclosures in accordance with FSP FAS 109-2.

Forward-Looking Statements:

     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, tax rates and other tax matters, and the realization of restructuring cost savings. Actual results could differ materially from those projected in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances, consolidation, and growth patterns within the industries in which Viad competes and any deterioration in the economy may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, could affect the forward-looking statements in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Viad’s market risk exposures relate to fluctuations in interest rates, foreign exchange rates and certain commodity prices. Interest rate risk is the risk that changing interest rates will adversely affect the market value and earnings of Viad. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect results of operations. Commodity risk is the risk that changing prices will adversely affect results of operations.

     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of December 31, 2004, Viad had variable rate debt outstanding of $12.2 million under its revolving credit agreement. Interest payments are indexed to the London Interbank Offering Rate. See Note 7 of notes to consolidated financial statements.

     Viad is exposed to foreign exchange risk as it has certain transactions, receivables and payables denominated in foreign currencies. From time to time, Viad utilizes forward contracts to reduce the impact on earnings due to its exposure to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad's results of operations. As of December 31, 2004, Viad had aggregate contracts to sell $5.0 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.31. Furthermore, the fair value of Viad’s forward exchange contracts was $456,000 and is included in the consolidated balance sheet under the caption “Other current assets.” See Note 1 of notes to consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

     Refer to Index to Financial Statements on page 29 for required information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2004, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2004. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

     There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

     Management’s report on internal control over financial reporting and the attestation report of Viad’s independent registered public accounting firm, Deloitte & Touche llp, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding Directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1935 are included in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 17, 2005, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” at page 7 of this Annual Report.

     Viad has adopted a Code of Ethics for all directors, officers and employees of the Company and its subsidiaries. A copy of the Company’s Code of Ethics is available at Viad’s website at www.viad.com and is also available without charge to any stockholder upon request by writing to: Viad Corp, 1850 North Central Avenue, Suite 800, Phoenix, Arizona 85004-4545, Attention: Vice President-General Counsel and Secretary.

Item 11. Executive Compensation.

     Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 17, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 17, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 17, 2005, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

     Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of Viad’s Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 17, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

	2.	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report.

(b)	Exhibits

See Exhibit Index.

(c)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 14th day of March, 2005.

VIAD CORP
By:	/s/ Robert H. Bohannon
Robert H. Bohannon
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 14, 2005	By:	/s/ Robert H. Bohannon
Robert H. Bohannon
Director; Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: March 14, 2005	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date: March 14, 2005	By:	/s/ G. Michael Latta
G. Michael Latta
Vice President-Controller

Directors

Wayne G. Allcott
Jess Hay
Judith K. Hofer
Robert E. Munzenrider
Albert M. Teplin

Date: March 14, 2005	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact

Management’s report on internal control over financial reporting

      The management of Viad Corp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Based on our assessment, management concluded that, as of December 31, 2004, Viad’s internal control over financial reporting is effective based on those criteria.

     Viad’s independent registered public accounting firm, Deloitte & Touche llp, has issued an audit report on our assessment of Viad’s internal control over financial reporting, which appears on page 28 of this Annual Report.

report of independent registered public accounting firm

Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Viad Corp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE llp
Deloitte & Touche llp

Phoenix, Arizona
March 14, 2005

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Balance Sheets — December 31, 2004 and 2003	F-1
Consolidated Statements of Operations — Years ended December 31, 2004, 2003 and 2002	F-2
Consolidated Statements of Comprehensive Income — Years ended December 31, 2004, 2003 and 2002	F-3
Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Common Stock and Other Equity — Years ended December 31, 2004, 2003 and 2002	F-5
Notes to Consolidated Financial Statements	F-6
Report of Independent Registered Public Accounting Firm	F-29
Schedule II – Valuation and Qualifying Accounts	F-30
Exhibit 4.B2
Exhibit 4.B3
Exhibit 10.B
Exhibit 10.D
Exhibit 10.J4
Exhibit 10.N1
Exhibit 10.N2
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003(1)
Assets	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$115,050	$61,286
Accounts receivable, net of allowance for doubtful accounts of $2,226 and $2,555, respectively	47,246	35,141
Receivable from MoneyGram (Notes 1 and 17)	4,057	—
Inventories	36,392	35,768
Deferred income taxes	24,598	19,493
Other current assets	11,139	11,934

Total current assets	238,482	163,622
Property and equipment, net	152,512	155,580
Other investments and assets	28,115	25,273
Deferred income taxes	49,968	66,914
Goodwill (Note 5)	183,167	256,687
Other intangible assets, net (Note 5)	6,188	14,020

Total Assets	$658,432	$682,096

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,413	$27,075
Other current liabilities	126,229	137,107
Current portion of long-term debt and capital lease obligations	4,056	3,515

Total current liabilities	166,698	167,697
Long-term debt and capital lease obligations	16,998	46,577
Pension and other postretirement benefits	26,839	24,496
Other deferred items and insurance liabilities	97,289	106,208
Commitments and contingencies (Notes 15 and 16)
Minority interests	4,103	3,247
Common stock and other equity:
Net investment of MoneyGram (Notes 1, 7 and 17)	—	329,912
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	—
Additional capital	676,877	—
Retained deficit	(74,435)	—
Unearned employee benefits and other	(21,601)	—
Accumulated other comprehensive income (loss):
Unrealized gain on investments	479	321
Cumulative foreign currency translation adjustments	19,831	7,851
Minimum pension liability adjustment	(4,852)	(4,213)
Common stock in treasury, at cost, 2,794,763 shares	(287,196)	—

Total common stock and other equity	346,505	333,871

Total Liabilities and Stockholders’ Equity	$658,432	$682,096

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the audited combined financial statements of “New” Viad as of December 31, 2003. See Note 1.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003(1)	2002(1)
	(in thousands, except per share data)
Revenues:
Convention show services	$535,527	$521,433	$568,301
Exhibit design and construction	182,670	195,832	217,932
Travel and recreation services	67,460	53,203	58,253

Total revenues	785,657	770,468	844,486

Costs and expenses:
Costs of services	541,735	525,266	574,940
Costs of products sold	190,541	193,986	215,144
Corporate activities	14,533	15,190	14,230
Interest income	(1,225)	(441)	(1,004)
Interest expense (recoveries)	2,267	(1,080)	4,056
Restructuring charges (recoveries)	1,240	(5,015)	18,502
Goodwill impairment loss	80,408	—	—
Intangible asset impairment loss	8,291	—	—
Minority interests	850	110	384

Total costs and expenses	838,640	728,016	826,252

Income (loss) before income taxes	(52,983)	42,452	18,234
Income tax expense	5,346	21,361	9,839

Income (loss) from continuing operations	(58,329)	21,091	8,395
Income from discontinued operations, net of tax	2,327	—	—
Change in accounting principle, net of tax	—	—	(37,739)

Net income (loss)	$(56,002)	$21,091	$(29,344)

Diluted income (loss) per common share
Income (loss) from continuing operations	$(2.68)	$0.97	$0.39
Income from discontinued operations, net of tax	0.10	—	—
Change in accounting principle, net of tax	—	—	(1.74)

Net income (loss) per common share	$(2.58)	$0.97	$(1.35)

Average outstanding and potentially dilutive common shares	21,741	21,654	21,679

Basic income (loss) per common share
Income (loss) from continuing operations	$(2.68)	$0.98	$0.39
Income from discontinued operations, net of tax	0.10	—	—
Change in accounting principle, net of tax	—	—	(1.75)

Net income (loss) per common share	$(2.58)	$0.98	$(1.36)

Average outstanding common shares	21,741	21,555	21,544

Dividends declared per common share	$0.08	$—	$—

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2004	2003(1)	2002(1)
	(in thousands)
Net income (loss)	$(56,002)	$21,091	$(29,344)

Other comprehensive income (loss):
Unrealized gains on investments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $101, $78 and $(150)	158	122	(234)
Unrealized foreign currency translation gains	11,980	19,195	1,992
Minimum pension liability adjustment, net of tax benefit of $409, $130 and $1,921	(639)	(242)	(3,568)

Other comprehensive income (loss)	11,499	19,075	(1,810)

Comprehensive income (loss)	$(44,503)	$40,166	$(31,154)

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003(1)	2002(1)
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(56,002)	$21,091	$(29,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,370	22,501	24,793
Deferred income taxes	1,745	20,813	(4,969)
Income from discontinued operations	(2,327)	—	—
Change in accounting principle	—	—	40,000
Restructuring charges (recoveries)	1,240	(5,015)	18,502
Goodwill and intangible asset impairment losses	88,699	—	—
Gains on dispositions of property and other assets	(631)	(905)	(1,539)
Other noncash items, net	12,504	12,373	12,226
Change in operating assets and liabilities:
Receivables	(17,202)	519	11,895
Inventories	(624)	6,071	10,982
Accounts payable	9,338	(8,271)	(15,382)
Restructuring liability (cash payments)	(7,894)	(9,357)	(14,717)
Other assets and liabilities, net	(16,570)	(39,119)	10,996

Net cash provided by operating activities	35,646	20,701	63,443

Cash flows from investing activities
Capital expenditures	(15,374)	(15,535)	(13,385)
Acquisitions of businesses, net of cash acquired	(2,711)	—	—
Proceeds from dispositions of property and other assets	2,594	1,352	2,899

Net cash used in investing activities	(15,491)	(14,183)	(10,486)

Cash flows from financing activities
Payments on debt and capital lease obligations	(3,426)	(16,722)	(7,382)
Dividends paid on common stock	(871)	—	—
Net distributions from (to) MoneyGram	35,560	27,542	(36,123)
Proceeds from exercise of stock options	1,373	—	—

Net cash provided by (used in) financing activities	32,636	10,820	(43,505)

Effect of exchange rate changes on cash and cash equivalents	973	3,801	9

Net increase in cash and cash equivalents	53,764	21,139	9,461
Cash and cash equivalents, beginning of year	61,286	40,147	30,686

Cash and cash equivalents, end of year	$115,050	$61,286	$40,147

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$8,953	$21,524	$9,580

Interest	$2,531	$2,882	$3,074

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

					Unearned	Accumulated
	Net				Employee	Other	Common
	Investment	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	of MoneyGram	Stock	Capital	Deficit	and Other	Income (Loss)	Treasury	Total
	(in thousands)
Balance, January 1, 2002 (1)	$346,746	$—	$—	$—	$—	$(13,306)	$—	$333,440
Net loss	(29,344)	—	—	—	—	—	—	(29,344)
Net distributions to MoneyGram	(36,123)	—	—	—	—	—	—	(36,123)
Unrealized foreign currency translation adjustment	—	—	—	—	—	1,992	—	1,992
Unrealized loss on investments	—	—	—	—	—	(234)	—	(234)
Minimum pension liability adjustment	—	—	—	—	—	(3,568)	—	(3,568)

Balance, December 31, 2002 (1)	281,279	—	—	—	—	(15,116)	—	266,163
Net income	21,091	—	—	—	—	—	—	21,091
Net distributions from MoneyGram	27,542	—	—	—	—	—	—	27,542
Unrealized foreign currency translation adjustment	—	—	—	—	—	19,195	—	19,195
Unrealized gain on investments	—	—	—	—	—	122	—	122
Minimum pension liability adjustment	—	—	—	—	—	(242)	—	(242)

Balance, December 31, 2003 (1)	329,912	—	—	—	—	3,959	—	333,871
Net income prior to spin-off on June 30, 2004	—	—	—	16,741	—	—	—	16,741
Net distributions from MoneyGram	35,560	—	—	—	—	—	—	35,560
Noncash reduction in allocated debt (Note 7)	25,612	—	—	—	—	—	—	25,612
Other spin-off related adjustments, net	(3,133)	—	(2,147)	—	—	—	—	(5,280)
Recapitalization of Viad Corp	(387,951)	37,402	676,251	(16,741)	(21,186)	—	(287,775)	—
Net loss after spin-off on June 30, 2004	—	—	—	(72,743)	—	—	—	(72,743)
Dividends on common stock	—	—	—	(1,742)	—	—	—	(1,742)
Employee benefit plans	—	—	2,063	—	295	—	579	2,937
Employee Equity Trust adjustment to market value	—	—	710	—	(710)	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	—	11,980	—	11,980
Unrealized gain on investments	—	—	—	—	—	158	—	158
Minimum pension liability adjustment	—	—	—	—	—	(639)	—	(639)
Other, net	—	—	—	50	—	—	—	50

Balance, December 31, 2004	$—	$37,402	$676,877	$(74,435)	$(21,601)	$15,458	$(287,196)	$346,505

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Note 1 – Summary of Significant Accounting Policies

Spin-off of MoneyGram International, Inc.

     On June 30, 2004, Viad Corp (“Viad” or the “Company”) separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Certain members of Viad’s Board of Directors are also Directors of MoneyGram. The continuing business of Viad is comprised of the businesses of convention show services, exhibit design and construction and travel and recreation services operations, as well as Viad’s centralized corporate functions located in Phoenix, Arizona.

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

     In connection with the completion of the spin-off, Viad provided notice of redemption to the holders of the Company’s $4.75 mandatorily redeemable preferred stock for which the Company irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. The trust clearing account and the associated preferred stock redemption liability were included in the assets and liabilities of Viad following the spin-off. The related loss on redemption of the preferred stock was included in the financial statements of MoneyGram.

     At the time of the spin-off transaction, Viad recorded balance sheet adjustments of $3.1 million resulting in a net decrease to “Net Investment of MoneyGram.” These adjustments primarily related to Viad’s common stock dividend associated with pre-spin-off operations and restricted stock amortization. Subsequent to June 30, 2004, Viad recorded additional balance sheet adjustments related to the spin-off transaction which resulted in a net decrease of $2.1 million to “Additional capital.” These adjustments were included in the consolidated statements of common stock and other equity as “Other spin-off related adjustments” during 2004. Furthermore, all amounts of net income or loss generated prior to the spin-off were recorded as adjustments to “Net investment of MoneyGram.”

     In addition, at the annual Viad stockholders meeting in May 2004, Viad’s stockholders approved a one-for-four reverse stock split of the Company’s common stock whereby, upon completion of the MoneyGram spin-off, every four shares of Viad common stock held on July 1, 2004, became one share of Viad common stock. The accompanying consolidated financial statements reflect the effects of the one-for-four reverse stock split for all periods presented.

Basis of Presentation and Nature of Business

     The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. In years prior to the spin-off, the Company’s financial statements reflect the combined financial position, results of operations and cash flows of the convention and event services and travel and recreation services businesses, and centralized corporate functions of Viad, all of which were under common ownership and common management, as if it were a separate entity for all periods presented. The combined financial information for periods prior to the spin-off may not necessarily reflect the financial position, results of operations and cash flows of “New” Viad in the future or, had it operated as a separate, independent company, during the periods presented.

     As a result of the spin-off transaction, Viad redefined its reportable segments to reflect a disaggregated presentation of the former “Convention and Event Services” segment and the inclusion of Travel and Recreation Services as a reportable segment. Therefore, Viad’s reporting segments consist of the following:

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     GES — GES Exposition Services, Inc. (“GES”) and its affiliates provide exhibition and event services throughout North America consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’s customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation; material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling.

     Exhibitgroup — Exhibitgroup/Giltspur (“Exhibitgroup”) and its affiliates specialize in the custom design and construction of convention and trade show exhibits and displays, primarily for corporate customers in North America and to a lesser extent in Europe. Exhibitgroup offers exhibit design and construction and exhibit program management services for clients in varied industries that participate in trade shows, corporate and specialty events, road shows and other “face-to-face” marketing. Exhibitgroup also refurbishes and leases exhibits, designs and builds kiosks and permanent displays, and provides exhibit transportation, installation, dismantling and warehousing services.

     Travel and Recreation Services — The Travel and Recreation Services segment consists of Brewster Transport Company Limited (“Brewster”) and Glacier Park, Inc., and their related affiliates. Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and package tours and other sightseeing services, hotel operations and travel agencies. Glacier Park, Inc. operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada.

Significant Accounting Policies

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

•	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

•	Estimated allowances for uncollectible accounts receivable;

•	Estimated provisions for income taxes;

•	Estimated provisions for losses related to self-insured liability claims; and

•	Assumptions used to measure pension and postretirement benefit costs and obligations.

Actual results could differ from these and other estimates.

     Reclassifications. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

     Cash and Cash Equivalents. Viad considers all highly-liquid investments with remaining maturities when purchased of three months or less to be cash equivalents.

     Inventories. Inventories, which consist primarily of exhibit design and construction materials and supplies used in providing convention show services, are stated at the lower of cost (first-in, first-out and specific identification methods) or market.

     Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and any impairment write-downs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Property and equipment are depreciated on the straight-line method over the estimated useful lives of the assets: buildings, 15 to 40 years; equipment, three to ten years; and leasehold improvements, over the shorter of the lease term or useful life.

     Goodwill and Other Intangible Assets. Goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 5. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit, but not in excess of 20 years. Intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142.

     Incentive and Other Upfront Payments. Certain upfront payments incurred by GES and Exhibitgroup in connection with long-term contracts consist of incentive fees and prepaid commissions and are amortized over the life of the related contract. Incentive and other upfront payments are classified on the consolidated balance sheets under the caption, “Other current assets” for the current portion and “Other investments and assets” for the non-current portion.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Insurance Liabilities. Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss. Viad has also retained and provided for certain insurance liabilities in conjunction with the sales of businesses. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels.

     Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 7. The fair value of derivative financial instruments is disclosed below under the caption, “Derivative Financial Instruments.” Certain judgments are required in interpreting market data and assumptions used to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that Viad could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

     Foreign Currency Translation. The local currency is the functional currency for the Company’s foreign operations. Accordingly, unrealized translation gains or losses resulting from the translation of foreign denominated assets and liabilities into U.S. dollars are included as a component of accumulated other comprehensive income.

     Derivative Financial Instruments. Periodically, one of Viad’s Canadian travel and recreation services subsidiaries utilizes forward contracts to mitigate the effects of foreign currency exchange rate fluctuations on certain foreign denominated revenue transactions. The term of the forward contracts is generally less than 12 months and is consistent with the anticipated timing of the related transactions. The Company does not use derivative financial instruments for trading or speculative purposes. The forward contracts are recorded on the consolidated balance sheets at fair value and are marked-to-market based on the quoted market prices of comparable contracts. The contracts are not designated as accounting hedges, and accordingly, the changes in the fair value (gains or losses) of the contracts are recorded directly to earnings. As of December 31, 2004, Viad had aggregate contracts to sell $5.0 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.31. Furthermore, the fair value of Viad’s forward exchange contracts was $456,000 and is included in the consolidated balance sheet under the caption “Other current assets.”

     Revenue Recognition. Viad’s revenue recognition policies are as follows:

     GES and Exhibitgroup derive revenues primarily by providing show services to vendors at conventions and from the design, construction and refurbishment of exhibit booths. Service revenue is recognized at the time services are performed. Exhibit design and construction revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing.

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

	2004	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$(56,002)	$21,091	$(29,344)
Plus: stock-based employee compensation (benefit) expense recorded under APB Opinion No. 25, net of tax	—	(220)	126
Less: stock-based employee compensation expense determined under the fair value method, net of tax	(2,029)	(3,682)	(5,405)

Pro forma net income (loss)	$(58,031)	$17,189	$(34,623)

Diluted income (loss) per share:
As reported	$(2.58)	$0.97	$(1.35)

Pro forma	$(2.69)	$0.80	$(1.61)

Basic income (loss) per share:
As reported	$(2.58)	$0.98	$(1.36)

Pro forma	$(2.69)	$0.80	$(1.62)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2004, 2003 and 2002 was $7.33, $5.31 and $8.47 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0.6%	1.8%	1.3%
Expected volatility	28.5%	30.4%	30.1%
Risk-free interest rate	3.16%	2.66%	4.92%
Expected life	5 years	5 years	5 years

     Income Per Common Share. Viad funds its matching contributions to employees’ 401(k) accounts through a leveraged Employee Stock Ownership Plan (“ESOP”). ESOP shares are treated as outstanding for income per share calculations. The Company has also established an Employee Equity Trust (the “Trust”) used to fund certain existing employee compensation and benefit plans. Shares held by the Trust are not considered outstanding for income per share calculations until the shares are released from the Trust.

     Recent Accounting Pronouncements. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. See Note 13 for the effects of the Act on Viad’s financial position and results of operations. In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services in determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The Company has not yet determined if these additional regulations will have a significant impact on Viad’s financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company has not yet determined if the adoption of SFAS No. 151 will have a significant impact on Viad’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. Viad will adopt the provisions of SFAS No. 123R on July 1, 2005 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Management believes the adoption of SFAS No. 123R may have a material impact on its results of operations. However, the Company has not yet completed its evaluation of SFAS No. 123R, and has therefore not quantified the financial impact upon adoption.

     In December 2004, the FASB issued FSP FAS 109-1 related to the application of SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). FSP FAS 109-1 clarifies that the manufacturer’s deduction provided for under the Jobs Creation Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the effect that the manufacturer’s deduction will have in 2005 and subsequent years. The adoption of FSP FAS 109-1 is not expected to have a material impact on Viad’s financial position or results of operations in 2005.

     In December 2004, the FASB also issued FSP FAS 109-2 related to accounting and disclosure guidance for the foreign earnings repatriation provision within the Jobs Creation Act. The Jobs Creation Act introduces a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, management has not yet determined the amount of foreign earnings, if any, to be repatriated by Viad. See Note 12 for additional disclosures in accordance with FSP FAS 109-2.

Note 2 – Acquisition of Business

     In May 2004, GES acquired a convention services contractor in Edmonton, Canada. The net purchase price of $2.7 million was allocated to the net tangible and identifiable intangible assets and liabilities acquired based on the estimated fair values at the date of acquisition. The amount paid in excess of the estimated fair values was recorded to goodwill. In connection with the transaction, GES recorded goodwill of $2.1 million, amortizable intangible assets of $904,000 and other net liabilities of $282,000 (including acquisition and assumed liabilities of $1.1 million). The amount of goodwill expected to be deductible for tax purposes is not significant. The accompanying consolidated financial statements include the accounts and results of operations of the acquired company from the date of acquisition. The results of operations of the acquired company from the beginning of the year to the date of acquisition were not significant to Viad’s consolidated results of operations.

Note 3 – Inventories

     The components of inventories at December 31 were as follows:

	2004	2003
	(in thousands)
Raw materials	$21,986	$22,440
Work in process	14,406	13,328

Inventories	$36,392	$35,768

Note 4 – Property and Equipment

     Property and equipment at December 31 consisted of the following:

	2004	2003
	(in thousands)
Land	$23,874	$22,565
Buildings and leasehold improvements	79,582	75,088
Equipment and other	252,876	251,946

	356,332	349,599
Accumulated depreciation	(203,820)	(194,019)

Property and equipment	$152,512	$155,580

     Depreciation expense was $23.2 million, $22.4 million and $24.7 million for 2004, 2003 and 2002, respectively.

Note 5 – Goodwill and Other Intangible Assets

     Upon adoption of SFAS No. 142, the Company completed the transitional impairment testing of its goodwill and intangible assets with indefinite lives. It was determined that no impairment existed for certain intangible assets but a transitional impairment loss of $40.0 million ($37.7 million after-tax) was recognized (retroactively to the January 2002 adoption of SFAS No. 142) related to goodwill at Exhibitgroup. The fair value of that reporting unit was estimated using the expected present value of future cash flows. The impairment resulted from a change in the criteria for measurement of impairment from an undiscounted to a discounted cash flow method. This impairment is included in the consolidated statements of operations under the caption “Change in accounting principle.” Annual impairment tests were performed as of October 31, 2003 and 2002 resulting in no additional impairment.

     In the third quarter of 2004, Exhibitgroup’s results of operations were affected by a significant reduction in revenue from new exhibit construction resulting in a less profitable mix of business. Customer orders for new exhibit construction declined further than management anticipated and Exhibitgroup’s 2004 full year financial forecast was reduced. As a result of these factors, Viad completed an interim impairment test of the goodwill at Exhibitgroup, and based on this testing Viad recorded an impairment charge of $80.4 million ($76.6 million after-tax). At that time Viad also performed an interim impairment test of the unamortized trade name at Exhibitgroup and recorded an estimated impairment loss of $7.0 million ($4.2 million after-tax). In the fourth quarter of 2004, management completed the valuation of the trademark and recorded an additional impairment charge of $1.3 million ($776,000 after-tax). These charges are included on the consolidated statements of operations under the captions “Goodwill impairment loss” and “Intangible asset impairment loss,” respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 were as follows:

			Travel and
	GES	Exhibitgroup	Recreation	Total
	(in thousands)
Balance at January 1, 2003	$145,308	$78,908	$27,541	$251,757
Foreign currency translation adjustments	1,393	1,447	2,090	4,930

Balance at December 31, 2003	146,701	80,355	29,631	256,687
Goodwill acquired	2,089	—	—	2,089
Goodwill impairment loss	—	(80,408)	—	(80,408)
Foreign currency translation adjustments	878	53	3,868	4,799

Balance at December 31, 2004	$149,668	$—	$33,499	$183,167

     A summary of other intangible assets at December 31, 2004 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)
Amortized intangible assets:	$888	$(118)	$770
Customer lists	317	(239)	78

Other	1,205	(357)	848

Unamortized intangible assets:
Trademark	4,560	—	4,560
Pension intangible assets	780	—	780

	5,340	—	5,340

Total	$6,545	$(357)	$6,188

     A summary of other intangible assets at December 31, 2003 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)
Amortized intangible assets:	$503	$(503)	$—
Customer lists	1,026	(845)	181

Other	1,529	(1,348)	181

Unamortized intangible assets:
Trademark	12,851	—	12,851
Pension intangible assets	988	—	988

	13,839	—	13,839

Total	$15,368	$(1,348)	$14,020

     Intangible asset amortization expense for the years ended December 31, 2004, 2003 and 2002 was $185,000, $117,000 and $123,000, respectively. The weighted-average amortization period of amortized intangible assets is approximately three years. Estimated amortization expense related to the other intangible assets for the five succeeding years is expected to be $235,000 (2005), $213,000 (2006), $160,000 (2007), $160,000 (2008) and $80,000 (2009).

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 – Accrued Liabilities and Other

     At December 31 other current liabilities consisted of the following:

	2004	2003
	(in thousands)
Accrued income taxes	$46,579	$45,279
Customer deposits	33,092	22,325
Accrued compensation	16,897	24,780
Self-insured liability accrual	5,138	6,946
Accrued restructuring	3,060	8,550
Accrued dividends	1,134	—
Other	20,329	29,227

Total other current liabilities	$126,229	$137,107

     At December 31 other deferred items and insurance liabilities consisted of the following:

	2004	2003
	(in thousands)
Self-insured liability accrual	$31,026	$33,476
Liabilities associated with previously sold operations	26,794	27,863
Accrued restructuring	11,180	12,435
Foreign deferred tax liability	9,639	11,855
Deferred gain on sale of property	6,442	7,408
Other	12,208	13,171

Total other deferred items and insurance liabilities	$97,289	$106,208

Note 7 – Debt

     Long-term debt at December 31 was as follows (1):

	2004	2003
	(in thousands)
Revolving credit agreement, floating rate indexed to LIBOR, 3.5% at December 31, due 2007	$12,196	$—
Capital lease obligations, 6.5% (2004) and 7.0% (2003) weighted average interest rate at December 31, due to 2012	5,604	6,657
Senior notes, 6.6% due 2005	2,000	—
Subordinated debt, 10.5% debentures, due 2006	1,254	—
Allocated debt of Viad Corp, 2.6% weighted average interest rate at December 31	—	30,000
ESOP debt obligation, floating rate indexed to LIBOR, 0.9% at December 31	—	13,435

	21,054	50,092
Current portion	(4,056)	(3,515)

Long-term debt	$16,998	$46,577

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit used to support short-term borrowings.

     At December 31, 2004, Viad’s total debt of $21.1 million consisted of a $12.2 million borrowing under its revolving credit agreement, $5.6 million of capital lease obligations and $3.3 million of medium-term notes and subordinated debentures which remained outstanding following the completion of Viad’s debt tender offers in June 2004. In July 2004, Viad borrowed $12.4 million under the revolving credit agreement to pay in full the ESOP debt obligation and release Viad from its guarantee of the loan. Viad became the new lender to the ESOP, under essentially the same terms as the previous bank loan, to preserve the continuity of the ESOP and the release of Viad shares to participants’ accounts through June 2009. This transaction did not result in a net change to the Company’s outstanding debt. At December 31, 2003, Viad’s total debt of $50.1 million included debt

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations of $20.1 million for which Viad would be the obligor subsequent to the spin-off of MoneyGram, and also included $30.0 million of allocated general corporate debt of Viad which was based on the pro-rated level of debt assumed by both Viad and MoneyGram at the time of the spin-off.

     Capital lease obligations consist of commitments for various property and computer equipment.

     Cash generated by MoneyGram prior to the spin-off was used to redeem the general corporate debt of Viad. Consequently, the net amount of general corporate debt allocated to Viad was reduced by $25.6 million as of the time of the spin-off. The net reduction, which represented noncash transactions, was reflected as a reduction of debt and an increase to “Net investment of MoneyGram.”

     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The credit facility has a three year term (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. GES is a guarantor of the facility. Borrowings under the facility are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. With the termination of Viad’s previous credit facilities upon the MoneyGram spin-off, $9.5 million of letters of credit automatically transitioned to the new $150 million credit agreement. Short-term borrowings of $11.2 million at December 31, 2004 have been classified as long-term debt, pursuant to the terms of the credit agreement. Unused commitments (net of amounts borrowed and letters of credit) under the agreement were $127.5 million at December 31, 2004. Financial covenants include a minimum consolidated net worth requirement, a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At December 31, 2004, Viad was in compliance with all covenants.

     At December 31, 2004, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to facilities and equipment leases entered into by the Company’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at December 31, 2004 was $33.1 million. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     Annual maturities of long-term debt due in the next five years will approximate $4.1 million (2005), $3.1 million (2006), $10.8 million (2007), $556,000 (2008), $597,000 (2009) and $1.9 million thereafter. Included in 2007 is $9.9 million which represents the maturity of the revolving credit borrowing used to fund the loan to the ESOP.

     The weighted average interest rate on total debt excluding interest expense unrelated to debt obligations was 4.1 percent, 3.2 percent and 4.5 percent, for 2004, 2003 and 2002, respectively.

     The estimated fair value of total debt was $21.1 million and $50.7 million at December 31, 2004 and 2003, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

     In June 2004, Viad provided a notice of redemption to the holders of the Company’s $4.75 mandatorily redeemable preferred stock. There were 234,983 shares of $4.75 preferred stock outstanding on the notification date. Additionally, in June 2004, the Company irrevocably deposited $24.0 million in a trust clearing account for the benefit of the holders of the preferred shares. The redemption amount of $24.0 million represents the aggregate call price of $101 per share and accrued but unpaid dividends. At the time of the deposit, all rights with respect to the preferred shares were terminated, except the right to receive cash for the redemption amount (including accrued dividends) at any time subsequent to the date of the deposit. The trust clearing account and the associated preferred stock redemption liability were included in the assets and liabilities of Viad following the spin-off. The related loss on redemption of the preferred stock was included in the financial statements of MoneyGram. As of December 31, 2004, Viad had a restricted cash balance and a corresponding preferred stock redemption liability of $252,000 included in the consolidated balance sheets under the captions “Other current assets” and “Other current liabilities,” respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 – Income (Loss) Per Share

     The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income (loss) from continuing operations:

	2004	2003	2002
	(in thousands, except per share data)
Income (loss) from continuing operations	$(58,329)	$21,091	$8,395

Average outstanding common shares	21,741	21,555	21,544
Additional dilutive shares related to stock-based compensation	—	99	135

Average outstanding and potentially dilutive common shares	21,741	21,654	21,679

Diluted income (loss) per share from continuing operations	$(2.68)	$0.97	$0.39

Basic income (loss) per share from continuing operations	$(2.68)	$0.98	$0.39

     Options to purchase 689,266, 858,064 and 897,702 shares of common stock were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. Additionally, options to purchase 99,493 shares of common stock for the year ended December 31, 2004 that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to a net loss reported in that period, thereby making such shares anti-dilutive.

Note 9 – Employee Stock Ownership Plan

     Viad funds its matching contributions to employees’ 401(k) accounts through the Employee Stock Ownership Plan. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an ESOP, may participate in the ESOP.

     In 1989, the ESOP borrowed $40.0 million to purchase treasury shares from Viad. The ESOP’s obligation to repay this borrowing was guaranteed by Viad and at December 31, 2003 an unpaid balance on the borrowing remained of $13.4 million. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement (as described in Note 7) to pay in full the outstanding ESOP loan and release the Company from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, has been recorded as a reduction of common stock and other equity. The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.

     Information regarding ESOP transactions for the years ended December 31 was as follows:

	2004	2003	2002
	(in thousands)
Amounts paid by ESOP for:
Debt repayment	$1,492	$1,800	$1,690
Interest	171	162	269
Amounts received from Viad as:
Dividends	$396	$573	$645
Contributions	1,267	1,389	1,314

     Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the ESOP or 80 percent of the cumulative expense that would have been recognized under the shares allocated method, in accordance with EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plans.” Under this method, Viad recorded expense of $1.3 million, $1.4 million and $1.3 million in 2004, 2003 and 2002, respectively.

     As a result of the MoneyGram spin-off, the ESOP received 1,360,388 shares of MoneyGram common stock (as a dividend on the Viad common stock held by the ESOP) which were sold on the open market. The proceeds were used to purchase 1,001,400 shares of Viad common stock. Both the sale of the MoneyGram shares and the purchase of Viad shares were completed by December 31, 2004. Unallocated shares held by the ESOP (after the MoneyGram spin-off, the subsequent reverse stock split and the purchase of additional shares of Viad common stock from the MoneyGram proceeds) totaled 1,274,346 at December 31, 2004 and 366,064 shares at December 31, 2003. Shares allocated during 2004 and 2003 totaled 171,131 and 198,817, respectively.

Note 10 – Employee Equity Trust

     In 1992, Viad sold treasury stock to the Employee Equity Trust in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note ($3.2 million at December 31, 2004) and dividend and interest transactions are eliminated in consolidation.

     In conjunction with the MoneyGram spin-off, the Trust was split and the MoneyGram shares received on the Viad common stock were transferred to MoneyGram’s newly-formed employee equity trust. The remaining Viad shares in the Trust were then adjusted for the one-for-four reverse stock split. In addition, Viad’s promissory note was amended such that $10.2 million of the remaining principal ($13.4 million as of the spin-off date) was assumed by MoneyGram’s employee equity trust. The allocation of the promissory note was based on the relative market capitalization of Viad and MoneyGram immediately following the spin-off.

     The fair value of the 347,540 shares held by the Trust at December 31, 2004 totaling $9.9 million and representing unearned employee benefits is shown as a reduction of common stock and other equity and is reduced as employee benefits are funded. The difference between the cost and fair value of shares held is included in additional capital.

     On December 31, 2003, the Company contributed 195,250 shares of Viad common stock (prior to the spin-off and reverse stock split) held in the Trust to the Viad Corp Medical Plan Trust. At the Company’s closing stock price on the day of transfer, the contribution totaled $4.9 million which is available to be used by the Viad Corp Medical Plan Trust to fund certain postretirement benefits. As a result of the MoneyGram spin-off, the Viad Corp Medical Plan Trust received 195,250 shares of MoneyGram common stock, which it sold during 2004.

Note 11 – Stock-Based Compensation

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

     Stock options granted in 2004 were for a term of seven years and become exercisable in annual increments of 20 percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of ten years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant. The exercise price of stock options is based on the market value at the date of grant. Additionally, stock options granted since 1998 contain certain forfeiture and non-compete provisions.

     Restricted stock and performance-based restricted stock (“PBRS”) awards of 245,600 shares (net of cancellations) were granted in 2004 at a weighted-average price (based on fair market value at date of grant) of $25.38. When adjusted for the MoneyGram spin-off and one-for-four reverse stock split, these grants became 61,400 shares of Viad stock (at a weighted-average price of $24.22) and 245,600 shares of MoneyGram stock (at a weighted-average price of $19.32). PBRS awards vested one third after the first year and will vest another third after two years and the balance after three years from the date of grant because incentive performance targets established in the year of grant were achieved at target levels (other than certain executives who earned portions of their award based on the achievement of target levels below the maximum).

     Restricted stock and PBRS awards granted in 2003 totaled 333,600 shares (net of cancellations) at a weighted-average price (based on fair market value at date of grant) of $20.51. On a post-MoneyGram spin-off and one-for-four reverse stock split basis these shares became 83,400 and 333,600 shares of Viad and MoneyGram stock, respectively, at weighted-average prices of $19.57 and $15.62, respectively. PBRS vested one third after the first year and another third after two years. The balance will vest after three years from the date of grant because incentive performance targets established in the year of grant were achieved. However, if minimum performance targets had not been achieved, 100 percent of the grant would have been forfeited.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In 2002, Viad granted 289,316 shares (net of cancellations) of restricted stock and performance-driven restricted stock (“PDRS”) at a weighted average price of $27.32 (based on fair market value at date of grant). After the MoneyGram spin-off, these grants were converted to 72,329 shares of Viad stock (at a weighted-average price of $26.07) and 289,316 shares of MoneyGram stock (at a weighted-average price of $20.80). 2001 restricted stock and PDRS awards totaled, net of cancellations, 244,200 shares at a weighted-average price of $20.77 (based on fair market value at date of grant). When adjusted for the MoneyGram spin-off and one-for-four reverse stock split, these grants became 61,050 shares of Viad stock (at a weighted-average price of $19.82) and 244,200 shares of MoneyGram stock (at a weighted-average price of $15.81). PDRS granted in 2002 was earned as incentive performance targets established in the year of grant were achieved. The shares vested in 2005 as performance targets established for the period 2002-2004 were met. If minimum performance targets had not been achieved, 100 percent of the grant would have been forfeited. For PDRS granted in 2001, 25 percent of the shares will vest in 2005 and 75 percent of the shares will vest in 2006 based on achievement of certain long-term incentive performance targets.

     All restricted stock awards vest three years from the date of grant. Future vesting of restricted stock, PBRS and PDRS is generally subject to continued employment with Viad or its operating companies. Holders of restricted stock, PBRS and PDRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock, except to the extent restrictions have lapsed.

     Viad applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based and restricted stock awards, which gave rise to compensation expense aggregating $8.1 million, $6.6 million and $3.4 million in 2004, 2003 and 2002, respectively. Refer to Note 1 for a discussion of the pro forma impact of stock options on the Company’s results of operations.

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2002	1,188,140	$20.22	767,229
Granted	207,861	25.72
Exercised	(169,048)	15.39
Canceled	(109,613)	24.30

Options outstanding at December 31, 2002	1,117,340	21.57	783,381
Granted	172,983	19.60
Exercised	(70,654)	12.95
Canceled	(97,613)	23.64

Options outstanding at December 31, 2003	1,122,056	21.63	877,800
Granted	148,279	24.45
Exercised	(116,741)	15.51
Canceled	(56,978)	23.10

Options outstanding at December 31, 2004	1,096,616	22.59	856,201

     The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$12.45 to $19.57	285,197	5.3 years	$17.52	185,451	$16.42
$19.65 to $23.60	185,597	5.9 years	21.79	183,682	21.79
$23.65 to $24.05	253,800	5.3 years	23.92	253,800	23.92
$24.22 to $25.19	129,024	6.1 years	24.25	5,550	24.89
$26.07 to $28.15	242,998	6.1 years	26.87	227,718	26.90

$12.45 to $28.15	1,096,616	5.7 years	22.59	856,201	22.64

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 – Income Taxes

     Deferred income tax assets (liabilities) included in the consolidated balance sheets at December 31 related to the following:

	2004	2003
	(in thousands)
Deferred tax assets:
Provisions for losses	$31,109	$35,954
Pension, compensation and other employee benefits	17,912	24,010
State income taxes	15,550	16,345
Tax credit carryforwards	13,464	18,144
Deferred income	2,237	2,639
Other deferred income tax assets	4,058	9,052

	84,330	106,144

Deferred tax liabilities:
Property and equipment	(12,848)	(13,049)
Unrealized gains on investments	(294)	(188)
Other deferred income tax liabilities	(6,261)	(18,355)

	(19,403)	(31,592)

Foreign deferred tax liabilities included above	9,639	11,855

United States deferred tax assets	$74,566	$86,407

     Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2004 and 2003, Viad had gross deferred tax assets of $84.3 million and $106.1 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is likely.

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company maintains reserves associated with various federal, state and foreign tax audit exposures that may arise in connection with such audits. As of December 31, 2004, Viad had $42.7 million accrued for these exposures. If the reserves are less than amounts ultimately assessed by the taxing authorities, Viad must record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such reserves are reversed as a reduction of income tax expense, or in some cases through discontinued operations, in the period such determination is made.

     The $13.5 million of tax credit carryforwards at December 31, 2004 consist of $860,000 of general business credit carryforwards that expire in 2011 through 2012 and 2018 through 2023 and $12.6 million of alternative minimum tax carryforwards that can be carried forward indefinitely.

     Income tax expense for the years ended December 31 consisted of the following:

	2004	2003	2002
	(in thousands)
Current:
United States:
Federal	$(3,687)	$(8,420)	$(9,800)
State	(393)	2,317	17,709
Foreign	7,681	6,651	6,899

	3,601	548	14,808
Deferred	1,745	20,813	(4,969)

Income tax expense	$5,346	$21,361	$9,839

     Certain tax benefits related primarily to stock option exercises and dividends paid to the ESOP totaling $1.2 million, $1.0 million and $2.6 million in 2004, 2003 and 2002, respectively, were credited to common stock and other equity.

     Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

     The Jobs Creation Act introduced a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. Viad is currently evaluating the amount, if any, to be repatriated by Viad. This evaluation process for 2005 is expected to be completed within a reasonable period of time but not later than the fourth quarter of 2005. The range of unremitted earnings that is being considered for repatriation as a result of the repatriation provision is between zero and approximately $12.0 million. The income tax effect of such repatriation is between zero and approximately $2.0 million.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the income tax expense and the amount that would be computed using statutory federal income tax rates for the years ended December 31 is as follows:

	2004		2003		2002
	(in thousands)
Computed income taxes at statutory federal income tax rate of 35%	$(18,544)	35.0%	$14,858	35.0%	$6,382	35.0%
State income taxes	1,096	(2.1%)	3,046	7.2%	1,547	8.5%
Goodwill and intangible asset impairment losses	24,837	(46.9%)	—	0.0%	—	0.0%
Other, net	(2,043)	3.9%	3,457	8.1%	1,910	10.5%

Income tax expense	$5,346	(10.1%)	$21,361	50.3%	$9,839	54.0%

     United States and foreign income (loss) before income taxes for the years ended December 31 was as follows:

	2004	2003	2002
	(in thousands)
United States	$(61,268)	$31,384	$(1,286)
Foreign	8,285	11,068	19,520

Income (loss) before income taxes	$(52,983)	$42,452	$18,234

Note 13 – Pension and Other Postretirement Benefits

     Pension Benefits. Prior to the spin-off of MoneyGram, Viad had trusteed, frozen defined benefit pension plans that covered certain employees and were funded by the Company. Viad also maintained certain unfunded defined benefit pension plans which provided supplemental benefits to select management employees. With the spin-off of MoneyGram, the defined benefit pension obligation associated with the Company’s primary funded plan was transferred to MoneyGram while Viad retained the obligations related to two smaller funded plans. In addition, the liabilities associated with the majority of the unfunded plans were transferred to MoneyGram while Viad retained the obligations related to plans for certain continuing subsidiaries. These plans use a traditional defined benefit formula based on years of service and various defined benefit formulas. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

     The periodic pension cost for defined benefit pension plans for the years ended December 31 included the following components:

	2004	2003	2002
	(in thousands)
Service cost	$133	$62	$51
Interest cost	1,153	1,177	1,214
Expected return on plan assets	(941)	(1,038)	(1,310)
Amortization of prior service cost	208	208	208
Recognized net actuarial loss	291	138	6

Net periodic pension cost	$844	$547	$169

     Contributions to multiemployer pension plans totaled $15.9 million, $15.8 million and $16.6 million in 2004, 2003 and 2002, respectively. Costs of 401(k) defined contribution and other pension plans totaled $805,000, $689,000 and $931,000 in 2004, 2003 and 2002, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table indicates the plans’ funded status and amounts recognized in Viad’s consolidated balance sheets at December 31:

	Funded Plans		Unfunded Plans
	2004	2003	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,022	$11,813	$7,102	$6,642
Service cost	—	—	133	62
Interest cost	722	737	431	440
Actuarial adjustments	747	224	413	457
Benefits paid	(893)	(752)	(503)	(499)

Benefit obligation at end of year	12,598	12,022	7,576	7,102

Change in plan assets:
Fair value of plan assets at beginning of year	10,165	10,235	—	—
Actual return on plan assets	834	682	—	—
Company contributions	—	—	503	499
Benefits paid	(893)	(752)	(503)	(499)

Fair value of plan assets at end of year	10,106	10,165	—	—

Funded status	(2,492)	(1,857)	(7,576)	(7,102)
Unrecognized prior service cost	268	314	512	674
Unrecognized actuarial loss	6,428	5,825	1,845	1,472

Net amount recognized	$4,204	$4,282	$(5,219)	$(4,956)

     Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets.

	Funded Plans		Unfunded Plans
	2004	2003	2004	2003
	(in thousands)
Projected benefit obligation	$12,598	$12,022	$7,576	$7,102
Accumulated benefit obligation	12,598	12,022	7,238	6,711
Fair value of plan assets	10,106	10,165	—	—

     The total amounts recognized in Viad’s consolidated balance sheets at December 31 were as follows:

	Funded Plans		Unfunded Plans
	2004	2003	2004	2003
	(in thousands)
Net accrued pension liability	$(2,492)	$(1,857)	$(7,257)	$(6,711)
Intangible asset	268	314	512	674
Deferred tax asset	2,507	2,271	595	422
Accumulated other comprehensive income	3,921	3,554	931	659

Net amount recognized	$4,204	$4,282	$(5,219)	$(4,956)

     Additional information. The increase in the minimum pension liability included in accumulated other comprehensive income was $639,000 and $242,000 for the years ended December 31, 2004 and 2003, respectively.

     Viad’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	2004	2003
Equity securities	59.9%	54.4%
Fixed income securities	34.3%	35.3%
Real estate	0.0%	7.0%
Other	5.8%	3.3%

Total	100.0%	100.0%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Viad employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks, as well as growth and value. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

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

     The Company presently anticipates making no contribution to its funded pension plans and contributing $536,000 to its unfunded pension plans in 2005.

     The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded	Unfunded
	Plans	Plans
	(in thousands)
2005	$646	$536
2006	690	524
2007	752	512
2008	846	499
2009	763	490
2010-2014	3,839	2,744

     Postretirement Benefits Other Than Pensions. Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for such benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans. As described in Note 10, on December 31, 2003, Viad contributed 195,250 shares of Viad common stock valued at $4.9 million to the Viad Corp Medical Plan Trust to fund certain postretirement benefits.

     In May 2004, the FASB issued FSP FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. The effects of the Act decreased Viad’s accumulated postretirement benefit obligation by $4.6 million. This decrease is treated as an actuarial experience gain, which will be amortized to expense through a decrease in the amortization of the unrecognized net actuarial loss. In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services in determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The Company has not yet determined if these additional regulations will have a significant impact on Viad’s financial position or results of operations.

     The effect of the Act decreased net periodic postretirement benefit cost for the year ended December 31, 2004 by $352,000. The components of this savings were the reduction in the amortization of the unrecognized net actuarial loss of $204,000, the reduction in interest cost of $144,000, and the reduction in current service cost of $4,000.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The net periodic postretirement benefit cost for the years ended December 31 included the following components:

	2004	2003	2002
	(in thousands)
Service cost	$76	$100	$74
Interest cost	1,812	2,327	2,249
Expected return on plan assets	(343)	(149)	(148)
Amortization of prior service cost	(749)	(671)	(671)
Recognized net actuarial loss	724	1,055	713

Net periodic postretirement benefit cost	$1,520	$2,662	$2,217

     The status of the plans as of December 31 is set forth below:

	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$36,941	$37,242
Service cost	76	100
Interest cost	1,812	2,327
Actuarial adjustments	(6,064)	(248)
Plan amendments	(3,987)	—
Benefits paid	(2,545)	(2,480)

Benefit obligation at end of year	26,233	36,941

Change in plan assets:
Fair value of plan assets at beginning of year	10,497	5,616
Actual return on plan assets	466	—
Company contributions	847	7,361
Benefits paid	(2,545)	(2,480)

Fair value of plan assets at end of year	9,265	10,497

Funded status	(16,968)	(26,444)
Unrecognized prior service cost	(8,140)	(4,902)
Unrecognized net actuarial loss	7,931	14,679

Accrued postretirement benefit cost	$(17,177)	$(16,667)

     A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $2.1 million and the total of service and interest cost components by approximately $190,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $1.9 million and the total of service and interest cost components by approximately $169,000.

     Viad’s postretirement benefit weighted-average asset allocation was 48.8 percent and 51.2 percent in equity securities and private equity securities, respectively, at December 31, 2004, and 46.5 percent and 53.5 percent in equity securities and private equity securities, respectively, at December 31, 2003.

     The Company presently anticipates contributing $600,000 to its other postretirement benefit plans in 2005.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The postretirement benefits expected to be paid, which reflect expected future service, and the Medicare Part D subsidy expected to be received, are as follows:

	Postretirement	Medicare Part D
	Benefit	Subsidy
	Payments	Receipts
	(in thousands)
2005	$2,664	$—
2006	2,685	369
2007	2,691	374
2008	2,636	368
2009	2,560	359
2010-2014	11,650	1,668

     Measurement Date. Viad utilizes a November 30 measurement date for its pension and other postretirement benefit plans.

     Weighted Average Assumptions. Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

     Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term return on plan assets	8.75%	8.75%	3.75%	3.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

     The assumed health care cost trend rate used in measuring the 2004 accumulated postretirement benefit obligation was ten percent in the year 2004, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2003 accumulated postretirement benefit obligation was nine percent in the year 2004, declining one percent each year to the ultimate rate of five percent by the year 2008 and remaining at that level thereafter.

Note 14 – Restructuring Charges and Recoveries

     In 2004, Viad recorded restructuring charges of $1.4 million related to planned employee reductions as a result of the MoneyGram spin-off as well as the consolidation of certain leased office space at its corporate headquarters. At December 31, 2004, $1.1 million of this balance was unpaid of which $266,000 was included in the consolidated balance sheet under the caption “Other current liabilities” and $850,000 as “Other deferred items and insurance liabilities.”

     In the fourth quarter of 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. Of the total restructuring charge, $19.3 million was included in the consolidated statements of operations under the caption “Restructuring charges (recoveries)” and $1.2 million relating to consulting fees incurred and the write-down of certain inventories was included under the caption “Costs of services.” In 2004 and 2003, $123,000 and $3.5 million of the 2002 restructuring charge was reversed, respectively, as certain net costs expected to be incurred were less than original estimates and in 2003 there was an additional $290,000 charge for a lease termination fee related to a revised facility closure. These amounts were included in the consolidated statements of operations under the caption “Restructuring charges (recoveries).” At December 31, 2004, there was a remaining liability of $2.4 million, of which $658,000 and $1.8 million were included in the consolidated balance sheets under the caption “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had substantially completed the restructuring activities by December 31, 2003, however, payments due under the long-term lease obligations will continue to be made over the

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the change in the 2002 restructuring charge liability balance at December 31, 2004 is as follows:

		Facility Closure
	Severance	and Lease	Asset
	and Benefits	Termination (1)	Impairment	Other	Total
	(in thousands)
Initial restructuring charge	$2,911	$12,814	$4,140	$650	$20,515
Cash payments	—	—	—	(650)	(650)
Noncash write-downs (2)	—	—	(4,140)	—	(4,140)

Balance at December 31, 2002	2,911	12,814	—	—	15,725
Cash payments	(1,747)	(3,472)	—	—	(5,219)
Additional lease restructuring (3)	—	290	—	—	290
Adjustment to liability (4)	—	(3,500)	—	—	(3,500)

Balance at December 31, 2003	1,164	6,132	—	—	7,296
Cash payments	(678)	(4,047)	—	—	(4,725)
Adjustment to liability (4)	—	(123)	—	—	(123)

Balance at December 31, 2004	$486	$1,962	$—	$—	$2,448

(1)	Amount net of estimated sublease income of $3.9 million (revised to $5.7 million in 2003).

(2)	Relates primarily to the write-down of leasehold improvements, manufacturing-related equipment and inventory.

(3)	Relates to lease termination fee.

(4)	Relates to adjustment of excess accrual on facility closures.

     In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million related to GES and Exhibitgroup. Of the total charge, $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits of which $3.7 million (relating to the write-down of certain inventories) was included in the consolidated statements of operations under the caption "Costs of services." All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. In 2003 and 2002, $1.8 million and $853,000, respectively, of the 2001 restructuring charge was reversed as certain actual costs incurred were less than original estimates. At December 31, 2004, there was a remaining liability of $11.5 million, of which $2.1 million and $9.4 million were included in the consolidated balance sheets under the caption “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of the change in the 2001 restructuring charge liability balance at December 31, 2004 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)
Balance at January 1, 2002	$6,840	$27,917	$34,757
Cash payments	(5,105)	(8,962)	(14,067)
Adjustment to severance liability	(853)	—	(853)
Noncash write-downs (1)	—	(205)	(205)

Balance at December 31, 2002	882	18,750	19,632
Cash payments	(406)	(3,732)	(4,138)
Adjustment to liability	(200)	(1,605)	(1,805)

Balance at December 31, 2003	276	13,413	13,689
Cash payments	(276)	(2,626)	(2,902)
Noncash adjustment	—	739	739

Balance at December 31, 2004	$—	$11,526	$11,526

(1)	Relates to write-off of remaining leasehold improvements.

Note 15 – Leases

     Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to ten years, and some of which provide for renewal options up to 26 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

     At December 31, 2004, Viad’s future minimum rental payments and related sublease rentals receivable with respect to noncancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases
	(in thousands)
2005	$24,699	$3,867
2006	19,164	3,649
2007	16,491	3,156
2008	14,049	2,946
2009	12,447	2,733
Thereafter	35,182	3,237

Total	$122,032	$19,588

     Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2004	2003	2002
	(in thousands)
Minimum rentals	$31,697	$29,844	$29,539
Sublease rentals	(4,288)	(4,120)	(3,086)

Total rentals, net	$27,409	$25,724	$26,453

Note 16 – Litigation, Claims and Other Contingencies

     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at December 31, 2004, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s financial position or results of operations.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If Viad has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to Viad’s past operations. Although Viad is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s financial position or results of operations.

     As of December 31, 2004, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at December 31, 2004 would be $33.1 million. At December 31, 2004, the aggregate guarantees related to leased facilities were $32.7 million, and expire through January 2015. At December 31, 2004, the aggregate guarantees related to credit or loan arrangements with banks were $375,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Note 17 – Related Party Transactions

     Prior to the spin-off transaction, distributions from MoneyGram primarily represented cash transfers to “New” Viad in order to fund working capital requirements and for general corporate purposes. Distributions to MoneyGram primarily represented cash payments to fund stockholder dividends, common stock repurchases, interest and principal payments on general corporate debt obligations and certain capital contributions associated with MoneyGram. The net distributions from MoneyGram prior to the spin-off transaction were $35.6 million and $27.5 million for the years ended December 31, 2004 and 2003, respectively.

     Subsequent to the spin-off transaction and through December 31, 2004, Viad received aggregate payments from MoneyGram of $10.8 million related to spin-off related costs, such as legal and administrative costs, and other costs primarily related to insurance, employee benefit programs and income taxes. Cash payments directly related to the spin-off transaction represent the settlement of balance sheet liabilities assumed by Viad at the time of the spin-off. Accordingly, the costs associated with these liabilities were reflected in MoneyGram’s results of operations. In addition, Viad received aggregate payments of $957,000 related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. As of December 31, 2004, Viad had recorded a receivable from MoneyGram of $4.1 million primarily representing the transfer of certain tax credits pursuant to the Tax Sharing Agreement dated June 30, 2004.

     See Note 21 related to a transaction between Viad and MoneyGram occurring subsequent to December 31, 2004.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 – Segment Information

     Viad measures profit and performance of its operations on the basis of operating income before restructuring charges. The accounting policies of the operating segments are the same as those described in Note 1. Consolidated revenues and operating income reflect the elimination of intersegment sales and transfers. Corporate activities include expenses not allocated to operations. As also discussed in Note 1, as a result of the spin-off transaction, Viad has redefined its reportable segments as GES, Exhibitgroup and Travel and Recreation Services. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables:

	2004	2003	2002
	(in thousands)
Revenues:
GES	$540,085	$498,714	$533,857
Exhibitgroup	178,112	218,551	252,376
Travel and Recreation Services	67,460	53,203	58,253

	$785,657	$770,468	$844,486

Operating income before restructuring charges:
GES	$43,262	$40,171	$42,756
Exhibitgroup	(9,648)	1,070	(2,597)
Travel and Recreation Services	19,767	9,975	14,243

Reportable segments	53,381	51,216	54,402
Corporate activities	(14,533)	(15,190)	(14,230)

	38,848	36,026	40,172

Interest income	1,225	441	1,004
Interest recoveries (expense)	(2,267)	1,080	(4,056)
Restructuring recoveries (charges):
GES	28	1,315	773
Exhibitgroup	95	3,700	(19,355)
Corporate	(1,363)	—	80
Goodwill and intangible asset impairment losses (1)	(88,699)	—	—
Minority interests	(850)	(110)	(384)

Income (loss) before income taxes	$(52,983)	$42,452	$18,234

(1)	This amount relates to Exhibitgroup.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002
	(in thousands)
Assets:
GES	$255,788	$251,146	$264,033
Exhibitgroup	89,327	161,344	167,718
Travel and Recreation Services	117,360	107,549	88,590

Reportable segments	462,475	520,039	520,341
Corporate and other	195,957	162,057	153,015

	$658,432	$682,096	$673,356

Depreciation and amortization:
GES	$12,168	$11,853	$14,580
Exhibitgroup	4,840	3,747	4,383
Travel and Recreation Services	5,381	4,554	3,570

Reportable segments	22,389	20,154	22,533
Corporate and other	981	2,347	2,260

	$23,370	$22,501	$24,793

Capital expenditures:
GES	$10,089	$10,562	$9,265
Exhibitgroup	4,365	2,602	1,961
Travel and Recreation Services	851	2,244	2,045

Reportable segments	15,305	15,408	13,271
Corporate and other	69	127	114

	$15,374	$15,535	$13,385

     Geographic Areas. Viad’s foreign operations are located principally in Canada and Europe. GES and Exhibitgroup revenues are designated as foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on physical location of the assets. Long-lived assets consist of “Property and equipment” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	2004	2003	2002
	(in thousands)
Revenues:
United States	$667,641	$678,048	$752,875
Foreign	118,016	92,420	91,611

Total revenues	$785,657	$770,468	$844,486

Long-lived assets:
United States	$115,957	$116,743	$116,797
Foreign	64,670	64,110	54,561

Total long-lived assets	$180,627	$180,853	$171,358

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 – Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2004
Revenues:	$207,555	$207,378	$218,581	$152,143

Operating income (loss):
Ongoing operations(1)	$16,206	$18,878	$23,529	$(5,232)
Corporate activities	(2,617)	(3,871)	(3,416)	(4,629)
Restructuring (charges) recoveries(2)	—	(853)	(850)	463
Goodwill and intangible asset impairment losses(3)	—	—	(87,408)	(1,291)

Operating income (loss)	$13,589	$14,154	$(68,145)	$(10,689)

Income (loss) from continuing operations	$7,559	$9,182	$(68,275)	$(6,795)
Net income (loss)	$7,559	$9,182	$(68,275)	$(4,468)
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.35	$0.42	$(3.14)	$(0.31)
Net income (loss)	$0.35	$0.42	$(3.14)	$(0.21)
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.35	$0.42	$(3.14)	$(0.31)
Net income (loss)	$0.35	$0.42	$(3.14)	$(0.21)
2003
Revenues:	$225,338	$236,190	$165,068	$143,872

Operating income:
Ongoing operations(1)	$15,619	$26,579	$8,820	$198
Corporate activities	(3,777)	(3,355)	(5,315)	(2,743)
Restructuring recoveries(2)	—	1,276	200	3,539

Operating income	$11,842	$24,500	$3,705	$994

Net income	$4,711	$14,282	$1,947	$151
Diluted net income per common share	$0.22	$0.66	$0.09	$0.01
Basic net income per common share	$0.22	$0.66	$0.09	$0.01

(1)	Represents revenues less costs of services and costs of products sold.

(2)	In the second quarter of 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. Of this amount, $340,000 was reversed in the fourth quarter of 2004. Viad recorded an additional charge of $850,000 in the third quarter of 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad recorded restructuring charges totaling $61.4 million in 2001 and $19.3 million in 2002 associated with the closure and consolidation of certain facilities, severance and other employee benefits. In the second quarter of 2003, $1.3 million of the 2001 restructuring charge was reversed as certain actual costs incurred were less than original estimates and in the third and fourth quarters of 2003 and the fourth quarter of 2004 an additional $200,000, $3.5 million and $123,000, respectively, of costs were reversed.

(3)	Viad completed an interim impairment test of the goodwill and an estimated preliminary analysis of the trademark intangible asset at Exhibitgroup. Based on this testing, Viad recorded aggregate impairment charges of $87.4 million in the third quarter of 2004. In the fourth quarter of 2004, Viad completed its analysis of the trademark intangible asset and recorded an additional impairment of $1.3 million.

Note 20 – Discontinued Operations

     Viad recorded income from discontinued operations of $2.3 million in 2004 related to tax matters associated with previously sold operations, primarily foreign tax settlements.

Note 21 – Subsequent Event

     In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, there was no gain or loss in connection with the transaction.

report of independent registered public accounting firm

Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE llp
Deloitte & Touche llp

Phoenix, Arizona
March 14, 2005

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at		Charged to		Credited
	Beginning	Charged to	Other		to Other	Balance at
Description	of Year	Expense	Accounts	Write-offs	Accounts	End of Year
	(in thousands)
Provision for doubtful accounts for the years ended:
December 31, 2004	$2,555	$1,428	$—	$(1,757)	$—	$2,226
December 31, 2003	4,004	1,459	—	(2,908)	—	2,555
December 31, 2002	3,695	4,984	—	(4,675)	—	4,004

EXHIBIT INDEX

Exhibits. #
3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
3.B	Copy of Bylaws of Viad Corp, as amended through February 23, 2005, filed as Exhibit 3 to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.
4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.
4.B1	Copy of $150,000,000 Credit Agreement (senior secured credit facility) dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
4.B2	Copy of Amendment No. 1 and Limited Waiver to Credit Agreement dated November 4, 2004.*
4.B3	Copy of Amendment No. 2 to Credit Agreement dated December 17, 2004.*
4.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002.
4.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference.
10.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+
10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through March 14, 2005.+*
10.C1	Copy of form of Performance-Driven Restricted Stock Agreement, as amended August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10.C2	Copy of form of Performance-Based Restricted Stock Agreement, as amended August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10.C3	Copy of form of Restricted Stock Agreement for Executives (three-year cliff vesting), as amended February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10.C4	Copy of form of Restricted Stock Agreement (three-year cliff vesting) for Outside Directors, as adopted February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10.D	Copy of Viad Corp Management Incentive Plan, as amended March 14, 2005.+*
10.E	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10.D to Viad Corp’s Form 10-Q for the period ended June 30, 1998, is hereby incorporated by reference.+
10.F	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10.G1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 30, 2004, between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+
10.G2	Copy of forms of Viad Corp Amended and Restated Executive Severance Plans (First and Second Tier) covering certain employees, amended as of March 30, 2004, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+

Exhibits. #
10.H	Copy of Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon dated as of June 1, 2004, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+
10.I	Copy of Viad Corp Supplemental TRIM Plan as Amended and Restated August 20, 2003 and filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.+
10.J1	Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending June 30, 2001, is hereby incorporated by reference.+
10.J2	Copy of First Amendment to the Restated Viad Corp Supplemental Pension Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2003, is hereby incorporated by reference.+
10.J3	Copy of Amendment No. 2 to the Restated Viad Corp Supplemental Pension Plan as of March 30, 2004, filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended March 31, 2004, is hereby incorporated by reference.+
10.J4	Copy of Amendment No. 3 to the Restated Viad Corp Supplemental Pension Plan.+*
10.K	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
10.L	Summary of Compensation Program of Non-Employee Directors of Viad Corp as of February 23, 2005, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10.M1	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10.M1	Copy of form of Non-Qualified Incentive Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10.N1	Copy of Retirement Plan for Management Employees of Brewster Transport Company Limited.+*
10.N2	Copy of Brewster Transport Company Limited Supplementary Benefit Plan.+*
14	Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference.
21	List of Subsidiaries of Viad Corp.*
23	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*
24	Power of Attorney signed by Directors of Viad Corp.*
31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.