Form 10-Q
period 2005-03-31
VIAD CORP
filed 2005-05-09
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___to ___

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

Yes   ☑          No   ☐

As of April 30, 2005, 22,268,207 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$128,927	$115,050
Accounts receivable, net of allowance for doubtful accounts of $1,995 at March 31, 2005 and $2,226 at December 31, 2004	75,138	47,246
Receivable from MoneyGram (Note 13)	110	4,057
Inventories	36,743	36,392
Deferred income taxes	23,055	24,598
Other current assets	12,627	11,139

Total current assets	276,600	238,482
Property and equipment, net	140,422	152,512
Other investments and assets	27,533	28,115
Deferred income taxes	52,275	49,968
Goodwill	182,708	183,167
Other intangible assets, net	6,153	6,188

Total Assets	$685,691	$658,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,512	$36,413
Other current liabilities	127,473	126,229
Current portion of long-term debt and capital lease obligations	2,054	4,056

Total current liabilities	181,039	166,698
Long-term debt and capital lease obligations	16,421	16,998
Pension and other postretirement benefits	26,633	26,839
Other deferred items and insurance liabilities	97,218	97,289
Commitments and contingencies (Note 12)
Minority interests	3,966	4,103
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	664,117	676,877
Retained deficit	(63,160)	(74,435)
Unearned employee benefits and other	(18,468)	(21,601)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	425	479
Cumulative foreign currency translation adjustments	18,541	19,831
Minimum pension liability adjustment	(4,852)	(4,852)
Common stock in treasury, at cost, 2,668,172 shares	(273,591)	(287,196)

Total common stock and other equity	360,414	346,505

Total Liabilities and Stockholders’ Equity	$685,691	$658,432

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2005	2004 (1)
	(in thousands, except per share data)
Revenues:
Convention show services	$191,441	$158,330
Exhibit design and construction	53,341	45,286
Travel and recreation services	4,730	3,939

Total revenues	249,512	207,555

Costs and expenses:
Costs of services	171,661	145,137
Costs of products sold	55,084	46,212
Corporate activities and minority interests	2,619	2,522
Restructuring recoveries	(290)	—
Net interest expense (income)	(150)	341

Total costs and expenses	228,924	194,212

Income before income taxes	20,588	13,343
Income tax expense	8,163	5,784

Income from continuing operations	12,425	7,559
Loss from discontinued operations	(227)	—

Net income	$12,198	$7,559

Diluted income per common share
Income from continuing operations	$0.56	$0.35
Loss from discontinued operations	(0.01)	—

Net income	$0.55	$0.35

Average outstanding and potentially dilutive common shares	22,092	21,804

Basic income per common share
Income from continuing operations	$0.57	$0.35
Loss from discontinued operations	(0.01)	—

Net income	$0.56	$0.35

Average outstanding common shares	21,917	21,677

Dividends declared per common share	$0.04	$—

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the unaudited combined financial statements of “New” Viad. See Note 1.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2005	2004 (1)
	(in thousands)
Net income	$12,198	$7,559

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Holding gains (losses) arising during the period, net of tax	(54)	130
Unrealized foreign currency translation losses	(1,290)	(102)

Other comprehensive income (loss)	(1,344)	28

Comprehensive income	$10,854	$7,587

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the unaudited combined financial statements of “New” Viad. See Note 1.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004 (1)
	(in thousands)
Cash flows from operating activities:
Net income	$12,198	$7,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,994	5,429
Deferred income taxes	251	5,498
Loss from discontinued operations	227	—
Restructuring recoveries	(290)	—
Gains on dispositions of property and other assets	(182)	(436)
Other noncash items, net	3,220	2,928
Change in operating assets and liabilities:
Receivables	(24,174)	(17,705)
Inventories	(351)	1,227
Accounts payable	15,099	12,814
Restructuring liability (cash payments)	(792)	(2,470)
Other assets and liabilities, net	(500)	(8,068)

Net cash provided by operating activities	10,700	6,776

Cash flows from investing activities:
Capital expenditures	(3,474)	(3,862)
Proceeds from dispositions of property and other assets	8,768	490

Net cash provided by (used in) investing activities	5,294	(3,372)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(2,605)	(170)
Dividends paid on common stock	(881)	—
Proceeds from exercise of stock options	1,525	—
Net distributions from MoneyGram	—	21,912

Net cash provided by (used in) financing activities	(1,961)	21,742

Effect of exchange rate changes on cash and cash equivalents	(156)	(288)

Net increase in cash and cash equivalents	13,877	24,858
Cash and cash equivalents, beginning of year	115,050	61,286

Cash and cash equivalents, end of period	$128,927	$86,144

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$3,707	$4,569

Interest	$621	$213

See Notes to Consolidated Financial Statements.

(1) Amounts derived from the unaudited combined financial statements of “New” Viad. See Note 1.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Preparation and Principles of Consolidation

Spin-off of MoneyGram International

     On June 30, 2004, Viad Corp (“Viad” or the “Company”) separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Certain members of Viad’s Board of Directors are also Directors of MoneyGram. Viad’s operations continuing after the spin-off consist of the businesses of convention show services, exhibit design and construction and travel and recreation services operations, as well as Viad’s centralized corporate functions located in Phoenix, Arizona.

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

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Viad have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission (“SEC”) on March 15, 2005.

     The consolidated financial statements include the accounts of Viad and all of its wholly-owned subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of: GES Exposition Services, Inc. (“GES”), Exhibitgroup/Giltspur (“Exhibitgroup”) and Travel and Recreation Services. For the March 31, 2004 period which ended prior to the spin-off, the Company’s financial statements reflect the combined financial position, results of operations and cash flows of GES, Exhibitgroup and Travel and Recreation Services and Viad’s centralized corporate functions, all of which were under common ownership and common management, as if it were a separate entity during this period. The combined financial information for the period prior to the spin-off may not necessarily reflect the financial position, results of operations and cash flows of “New” Viad in the future or, had it operated as a separate, independent company, during the periods presented.

Note 2. Stock-Based Compensation

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

     Stock options granted in 2005 and 2004 were for terms of seven years at an exercise price based on the market value at the date of grant and become exercisable in annual increments of twenty percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

     As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method of accounting for stock-based compensation awards prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Assuming Viad had recognized compensation expense for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, net income and diluted and basic income per share for the three months ended March 31 would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax effects.

	2005	2004
	(in thousands, except per share data)
Net income, as reported	$12,198	$7,559
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(401)	(939)

Pro forma net income	$11,797	$6,620

Diluted income per share:
As reported	$0.55	$0.35

Pro forma	$0.54	$0.31

Basic income per share:
As reported	$0.56	$0.35

Pro forma	$0.54	$0.31

     For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2005 and 2004 was $7.57 and $7.33 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected dividend yield	0.6%	0.6%
Expected volatility	26.3%	28.5%
Risk-free interest rate	3.89%	3.16%
Expected life	5 years	5 years

Note 3. Inventories

     The components of inventories were as follows:

	March 31,	December 31,
	2005	2004
	(in thousands)
Raw materials	$22,472	$21,986
Work in process	14,271	14,406

Inventories	$36,743	$36,392

Note 4. Property and Equipment

     Property and equipment consisted of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Land	$23,722	$23,874
Buildings and leasehold improvements	78,941	79,582
Equipment and other	243,038	252,876

	345,701	356,332
Accumulated depreciation	(205,279)	(203,820)

Property and equipment, net	$140,422	$152,512

     In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash, which prior to the sale was included in “Equipment and other” above. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, no gain or loss was recorded in connection with the transaction.

     Depreciation expense for the three months ended March 31, 2005 and 2004 was $5.9 million and $5.4 million, respectively.

Note 5. Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill for the three months ended March 31, 2005 were as follows:

		Travel and
	GES	Recreation	Total
		(in thousands)
Balance at January 1, 2005	$149,668	$33,499	$183,167
Foreign currency translation adjustments	(108)	(351)	(459)

Balance at March 31, 2005	$149,560	$33,148	$182,708

     A summary of other intangible assets at March 31, 2005 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$881	$(161)	$720
Other	316	(253)	63

	1,197	(414)	783

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	780	—	780

	5,370	—	5,370

Total	$6,567	$(414)	$6,153

     A summary of other intangible assets at December 31, 2004 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$888	$(118)	$770
Other	317	(239)	78

	1,205	(357)	848

Unamortized intangible assets:
Trademark	4,560	—	4,560
Pension intangible assets	780	—	780

	5,340	—	5,340

Total	$6,545	$(357)	$6,188

     Intangible asset amortization expense for the three months ended March 31, 2005 and 2004 was $58,000 and $15,000, respectively. The weighted-average amortization period of amortized intangible assets is approximately two and a half years. Estimated amortization expense related to the amortized intangible assets for the remainder of 2005 and the four succeeding years is expected to be $170,000 (2005), $213,000 (2006), $160,000 (2007), $160,000 (2008) and $80,000 (2009).

Note 6. Accrued Liabilities and Other

     Other current liabilities consisted of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Accrued income taxes	$49,403	$46,579
Customer deposits	31,767	33,092
Accrued compensation	15,032	16,897
Self-insured liability accrual	4,060	5,138
Accrued restructuring	2,338	3,060
Accrued dividends	1,137	1,134
Other	23,736	20,329

Total other current liabilities	$127,473	$126,229

     Other deferred items and insurance liabilities consisted of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Self-insured liability accrual	$31,492	$31,026
Liabilities associated with previously sold operations	26,644	26,794
Accrued restructuring	10,820	11,180
Foreign deferred tax liability	9,588	9,639
Deferred gain on sale of property	6,200	6,442
Other	12,474	12,208

Total other deferred items and insurance liabilities	$97,218	$97,289

Note 7. Debt

     At March 31, 2005, Viad’s total debt of $18.5 million consisted of $5.3 million of capital lease obligations, $1.3 million of subordinated debentures and an $11.9 million borrowing under the Company’s $150 million secured revolving credit agreement which Viad entered into effective June 30, 2004. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

     Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement, a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At March 31, 2005, Viad was in compliance with all covenants.

Note 8. Income Per Share

     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations for the three months ended March 31 is as follows:

	2005	2004
	(in thousands, except per share data)
Income from continuing operations	$12,425	$7,559

Average outstanding common shares	21,917	21,677
Additional dilutive shares related to stock-based compensation	175	127

Average outstanding and potentially dilutive common shares	22,092	21,804

Diluted income per share from continuing operations	$0.56	$0.35

Basic income per share from continuing operations	$0.57	$0.35

     Options to purchase 259,000 and 447,000 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive.

Note 9. Income Taxes

     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the three months ended March 31 is as follows:

	2005		2004
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$7,206	35.0%	$4,670	35.0%
State income taxes	1,615	7.8%	1,850	13.9%
Other, net	480	2.3%	(592)	(4.5%)

	9,301	45.1%	5,928	44.4%
Adjustment to estimated annual effective rate (1)	(1,138)	(5.5%)	(144)	(1.1%)

Income tax expense	$8,163	39.6%	$5,784	43.3%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

Note 10. Pension and Other Postretirement Benefit Plans

     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the three months ended March 31 include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$59	$17	$20	$30
Interest cost	284	291	358	553
Expected return on plan assets	(217)	(235)	(75)	(68)
Amortization of prior service cost	52	52	(267)	(168)
Recognized net actuarial loss	84	75	173	280

Net periodic benefit cost	$262	$200	$209	$627

     Viad is expected to contribute approximately $536,000 to its unfunded pension plans and approximately $600,000 to its other postretirement benefit plans in 2005. Viad is not required to contribute to its funded pension plans in 2005. As of March 31, 2005, Viad has contributed $129,000 to its unfunded pension plans and $131,000 to its other postretirement benefit plans.

Note 11. Restructuring Charges and Recoveries

     In the second quarter of 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. All amounts related to this reserve had been paid as of March 31, 2005 and thus, during the first quarter of 2005, the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in the third quarter of 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. At March 31, 2005, $818,000 of the liability remained of which $128,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and the remainder under the caption “Other deferred items and insurance liabilities.”

     In the fourth quarter of 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. In the first quarter of 2005, $247,000 of the reserve was reversed as certain costs originally anticipated in the restructuring plan were ultimately not expected to be incurred. At March 31, 2005, there was a remaining liability of $2.1 million, of which $525,000 and $1.5 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had completed the restructuring activities by December 31, 2003. However, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the changes in the 2002 restructuring charge liability balance for the three months ended March 31, 2005 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
		(in thousands)
Balance at January 1, 2005	$486	$1,962	$2,448
Cash payments	(69)	(64)	(133)
Adjustment to liability	(247)	—	(247)

Balance at March 31, 2005	$170	$1,898	$2,068

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million. Of the total charge, $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. The restructuring liability balance at December 31, 2004 of $11.5 million (comprised solely of future lease payment obligations) was reduced during the first quarter of 2005 by $436,000 as a result of cash payments. Therefore, at March 31, 2005, a liability remained of $11.1 million, of which $1.8 million and $9.3 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

Note 12. Litigation, Claims and Other Contingencies

     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and legal matters including claims and counter-claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at March 31, 2005, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

     Viad is involved in claims and counter-claims related to unfair competitive practices and violation of intellectual property rights related to Exhibitgroup’s kiosk business. Viad believes these matters will be resolved in its favor, with recovery of damages, and has not recorded a loss liability as management believes that the probability of an adverse outcome is remote.

     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations.

Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

     As of March 31, 2005, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at March 31, 2005 would be $32.9 million, of which $32.4 million related to aggregate guarantees on leased equipment and facilities expiring through January 2015. At March 31, 2005, the aggregate guarantees related to credit or loan arrangements with banks were $523,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     Glacier Park’s concession contract with the National Park Service (the “Park Service”) expires at the end of 2005, at which time a new concessionaire may be selected by the Park Service and Glacier Park’s business would consist only of the operations at Waterton Lakes, Canada, and East Glacier, Montana, which are not part of the concession contract. In such a circumstance, Viad would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed or improvements made to Glacier National Park during the term of the contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. The option exists for the Park Service to extend Glacier Park’s contract for up to three years. While the Park Service has not formally exercised this option, management believes that an extension of at least one year is likely. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2004 operating income.

Note 13. Related Party Transactions

     Prior to the spin-off transaction, distributions from MoneyGram primarily represented cash transfers to “New” Viad in order to fund working capital requirements and for general corporate purposes. Distributions to MoneyGram primarily represented cash payments to fund stockholder dividends, common stock repurchases, interest and principal payments on general corporate debt obligations and certain capital contributions associated with MoneyGram. The pre-spin-off net distributions from MoneyGram were $21.9 million for the three months ended March 31, 2004.

     As discussed in Note 4 above, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, no gain or loss was recorded in connection with the transaction. At the time of the transaction, Viad and MoneyGram entered into a Joint Ownership Agreement whereby the fixed costs of operating the aircraft will be shared while each will pay the variable costs depending on the usage by each company. During the three months ended March 31, 2005, Viad received aggregate payments of $271,000 from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram are recorded as a reduction of expense under the caption “Corporate activities and minority interests” in the consolidated statements of operations.

     During the three months ended March 31, 2005, Viad received a $4.0 million payment from MoneyGram related to the transfer of certain tax credits pursuant to the Tax Sharing Agreement dated June 30, 2004. Additionally, during the three months ended March 31, 2005, Viad received aggregate payments of $410,000 related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. Viad also received net payments of $57,000 from MoneyGram related to insurance and employee benefit related costs. As of March 31, 2005, Viad had recorded a receivable of $110,000 which is included in the consolidated balance sheets under the caption “Receivable from MoneyGram.”

Note 14. Segment Information

     Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments. Disclosures regarding Viad’s three reportable segments with reconciliations to consolidated totals for the three months ended March 31 are as follows:

	2005	2004
	(in thousands)
Revenues:
GES	$198,350	$163,563
Exhibitgroup	46,432	40,053
Travel and Recreation Services	4,730	3,939

	$249,512	$207,555

Operating income before restructuring recoveries:
GES	$26,752	$20,558
Exhibitgroup	(1,828)	(3,029)
Travel and Recreation Services	(2,157)	(1,323)

	22,767	16,206
Corporate activities and minority interests	(2,619)	(2,522)

	20,148	13,684
Interest income	707	226
Interest expense	(557)	(567)
Restructuring recoveries:
Exhibitgroup	247	—
Corporate	43	—

Income before income taxes	$20,588	$13,343

	March 31,	December 31,
	2005	2004
	(in thousands)
Assets:
GES	$279,219	$255,788
Exhibitgroup	89,170	89,327
Travel and Recreation Services	112,924	117,360
Corporate and other	204,378	195,957

	$685,691	$658,432

Note 15. Recent Accounting Pronouncements

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services for determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The Company has not yet determined if these additional regulations will have a significant impact on Viad’s financial position or results of operations.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule which amends the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad will adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Management believes the adoption of SFAS No. 123(R) may have a material impact on its financial position and results of operations. However, the Company has not yet completed its evaluation of SFAS No. 123(R), and has therefore not quantified the financial impact upon adoption.

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

     In December 2004, the FASB also issued FSP FAS 109-2 related to accounting and disclosure guidance for the foreign earnings repatriation provision within the Jobs Creation Act. The Jobs Creation Act introduces a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. Although FSP FAS 109-2 is effective immediately, it is expected that the U.S. Treasury Department and/or Congress will provide additional clarifying language on key elements of the repatriation provision. Currently, management does not anticipate repatriating any foreign earnings during 2005 that would qualify for this dividend received deduction.

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

Overview:

     Viad Corp (“Viad” or the “Company”) operates in three reportable business segments as follows:

     GES — GES Exposition Services, Inc. (“GES”) provides exhibition and event services throughout North America, such as logistics and material handling, furnishing and decorating, transportation, installation and dismantling and management services to trade associations, show management companies and exhibitors. GES also provides certain exhibit design and construction services.

     Exhibitgroup — Exhibitgroup/Giltspur (“Exhibitgroup”) specializes in the design, construction, installation and warehousing of convention and trade show exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup also provides trade show services to its corporate customers.

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

     The following are financial highlights of the first quarter of 2005 as compared to the first quarter of 2004 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

     Viad Corp (Consolidated)

•	Total revenues of $249.5 million, a 20.2 percent increase from 2004

•	Net income of $12.2 million versus $7.6 million in 2004

•	Diluted income per share of $0.55 versus $0.35 in 2004

•	A loss from discontinued operations of $227,000 was recorded relating to tax matters associated with previously sold operations

•	Cash and cash equivalents totaled $128.9 million as of March 31, 2005

•	A 50 percent interest in the Company’s corporate aircraft was sold to MoneyGram for $8.6 million in cash; no gain or loss resulted from the transaction

     GES

•	Revenues of $198.4 million, an increase of 21.3 percent from 2004

•	Segment operating income of $26.8 million, an increase of 30.1 percent from 2004

     Exhibitgroup

•	Revenues of $46.4 million, an increase of 15.9 percent from 2004

•	Segment operating loss of $1.8 million compared to a loss of $3.0 million in the first quarter of 2004

     Travel and Recreation Services

•	Revenues of $4.7 million, an increase of 20.1 percent from 2004

•	Segment operating loss of $2.2 million compared to a loss of $1.3 million in the first quarter of 2004

Non-GAAP Measures:

     The following discussion includes a presentation of Adjusted EBITDA which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, goodwill and intangible asset impairments, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, goodwill and intangible asset impairments, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP.

     Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measures most directly comparable to this non-GAAP measure is net income. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, noncash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes, noncash goodwill and intangible asset impairments, and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider the above items, a user of Viad’s financial information should consider net income an important measure of financial performance because it provides a more complete measure of the Company’s performance.

     A reconciliation of Adjusted EBITDA to net income for the three months ended March 31 is as follows:

	2005	2004
	(in thousands)
Adjusted EBITDA	$27,139	$19,339
Interest expense	(557)	(567)
Income taxes	(8,163)	(5,784)
Depreciation and amortization	(5,994)	(5,429)
Loss from discontinued operations	(227)	—

Net income	$12,198	$7,559

     The increase in Adjusted EBITDA of $7.8 million for the first quarter of 2005 compared to the first quarter of 2004 was driven by higher segment operating income at GES and Exhibitgroup as well as higher interest income. Partially offsetting this was a higher segment operating loss at Travel and Recreation Services. See “Results of Operations” below for further discussion.

Results of Operations:

Comparison of First Quarter of 2005 to the First Quarter of 2004

     In the first quarter of 2005, revenues increased 20.2 percent from 2004, to $249.5 million from $207.6 million in the first quarter of 2004. The increase was primarily due to positive show rotation and increased discretionary services revenue at GES as well as an overall increase in trade show activity that benefited both GES and Exhibitgroup. Income before income taxes was $20.6 million for the first quarter of 2005, compared to $13.3 million in the first quarter of 2004. Viad’s income from continuing operations for the first quarter of 2005 was $12.4 million, or $0.56 per diluted share, up from $7.6 million, or $0.35 per diluted share, in the first quarter of 2004. This improvement was largely the result of increased revenues.

     Net income for the first quarter of 2005 was $12.2 million, or $0.55 per diluted share, including a loss from discontinued operations of $227,000 relating to tax matters associated with previously sold operations. This compares to net income of $7.6 million, or $0.35 per diluted share, in the first quarter of 2004.

     GES. Revenues for GES were $198.4 million for the first quarter of 2005, up 21.3 percent from $163.6 million in the 2004 quarter. The increase resulted from positive show rotation and increased discretionary services revenue. Additionally, GES continued to experience modest same-show growth. The positive show rotation included shows such as CONEXPO-CON/AGG and PROMAT, which do not occur every year.

     Segment operating income was $26.8 million in the first quarter of 2005, up 30.1 percent from $20.6 million in the first quarter of 2004. Operating margins increased to 13.5 percent in 2005 from 12.6 percent in 2004. The increase in operating income was primarily driven by the increase in revenue described above. Although margins improved over the 2004 quarter, they continue to be negatively affected by increased petroleum costs as well as a change in revenue mix. Exhibitors are using lighter weight exhibits and bringing fewer products to the show floor, which puts pressure on higher-margin material handling revenue. Additionally, heavy precipitation and capacity constraints in certain cities had a negative impact on productivity at some large first quarter shows.

     GES’s revenue growth is dependent upon, among other things, show rotation, general economic conditions and levels of exhibitor spending. In general, the trade show industry is experiencing signs of modest growth in terms of square footage and number of exhibitors. Management believes that further improvements in the economy and corporate earnings could lead to increased show spending. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Certain industries have performed very well (i.e. health care and defense) while others have had more difficulty (i.e. certain technology segments). GES has a diversified revenue base and is generally insulated from industry specific trends.

     Although the trade show environment appears to be improving, GES is experiencing pressure on material handling revenue as discussed above. Material handling revenue is a key driver in the general services contractor business model. If this trend continues, future operating margins may be negatively affected. In response to lower material handling revenue and increased labor and other costs, management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor elective spending. Management is also pursuing price increases to cover the recent increase in the cost of petroleum-based commodities.

     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.

     Exhibitgroup. Revenues for Exhibitgroup were $46.4 million, up 15.9 percent in the first quarter of 2005 from $40.1 million in the first quarter of 2004. The increase in revenue was due to an overall increase in trade show activity during the first quarter as well as revenue attributed to clients exhibiting at CONEXPO-CON/AGG, which did not take place in 2004. While overall trade show activity improved, many exhibitors continue to reuse or refurbish existing exhibits rather than placing orders for new construction. As a result, the mix of higher-margin construction revenue remains well below historical levels.

     Segment operating loss was $1.8 million in the 2005 quarter, which improved from a loss of $3.0 million in the 2004 quarter. Exhibitgroup’s operating results during the 2005 quarter were negatively impacted by $2.5 million in legal costs incurred in connection with claims and counter-claims related to unfair competitive practices and violation of intellectual property rights related to its kiosk business. This litigation is ongoing and Viad cannot be certain of its outcome. Legal expenses related to this matter are expected to approximate $2.0 million in the second quarter of 2005.

     Visibility over revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. If the prolonged weakness in demand for new exhibits and competitive pressures on kiosks continue, future revenues could decline and operating income could be similarly affected. Management remains focused on cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to preserve and increase operating margins over the longer-term.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $4.7 million, an increase of 20.1 percent from $3.9 million in the first quarter of 2004. Segment operating loss was $2.2 million for the first quarter of 2005, compared with a loss of $1.3 million in 2004. These losses reflect the normal seasonal pattern for the first quarter.

     Glacier Park’s concession contract with the National Park Service (the “Park Service”) expires at the end of 2005, at which time a new concessionaire may be selected by the Park Service and Glacier Park’s business would consist only of the operations at Waterton Lakes, Canada, and East Glacier, Montana, which are not part of the concession contract. In such a circumstance, Viad would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed or improvements made to Glacier National Park during the term of the contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. The option exists for the Park Service to extend Glacier Park’s contract for up to three years. While the Park Service has not formally exercised this option, management believes that an extension of at least one year is likely. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2004 operating income.

     Net Interest Income (Expense). Net interest income of $150,000 in the first quarter of 2005 improved from net interest expense of $341,000 in the first quarter of 2004. Interest expense remained flat while higher average cash balances and higher interest rates increased interest income by $481,000.

     Income Taxes. The effective tax rate in the first quarter of 2005 was 39.6 percent compared to 43.3 percent for the first quarter of 2004. The reduction in the rate was due primarily to a higher state tax effective rate in 2004 than in 2005.

Liquidity and Capital Resources:

     Cash and cash equivalents were $128.9 million at March 31, 2005 as compared to $115.1 million at December 31, 2004, with the increase primarily due to cash flow from operations and the 50 percent sale of the corporate aircraft as discussed below.

     Viad’s total debt at March 31, 2005 was $18.5 million compared with $21.1 million at December 31, 2004. The debt-to-capital ratio was 0.048 to 1 at March 31, 2005 compared with 0.057 to 1 at December 31, 2004. Capital is defined as total debt plus minority interests and common stock and other equity.

     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At March 31, 2005, Viad had an outstanding borrowing of $11.9 million under the revolving credit agreement which was used to repay in full certain debt obligations outstanding after the spin-off. Financial covenants include a minimum consolidated net worth requirement of not less than $294.9 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended December 31, 2004; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At March 31, 2005, Viad was in compliance with all covenants.

     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

     Capital expenditures for the three months ended March 31, 2005 totaled $3.5 million as compared to $3.9 million in 2004. These expenditures primarily related to certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.

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

     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations.

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

     As of March 31, 2005, Viad had recorded goodwill of $149.6 million and $33.1 million related to GES and Travel and Recreation Services, respectively. Goodwill and unamortized intangible assets are typically tested for impairment annually as of October 31 of each year.

     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.3 million as of March 31, 2005. Of this total, $14.2 million related to workers compensation liabilities and the remaining $7.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $14.2 million at March 31, 2005, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.3 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively.

     Postretirement benefits other than pensions — Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute approximately $600,000 to the plans in 2005.

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

     The weighted average discount rates used to determine benefit obligations at December 31, 2004 and 2003 were 5.75 percent and 6.25 percent, respectively. The weighted average discount rates used to determine net periodic benefit cost for the years ended December 31, 2004 and 2003 were 6.25 percent and 6.75 percent, respectively. The expected return on plan assets used to determine net periodic benefit cost for the years ended December 31, 2004 and 2003 were both 3.75 percent.

     Stock-based compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Note 2 of notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting. See also Note 15 of notes to consolidated financial statements for a discussion of SFAS No. 123 (revised 2004) which will require compensation costs related to share-based payment transactions to be recognized in the financial statements.

     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of March 31, 2005 and December 31, 2004, Viad had gross deferred tax assets of $84.7 million and $84.3 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is more likely than not.

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company maintains reserves associated with various federal, state and foreign tax audit exposures that may arise in connection with such audits. As of March 31, 2005 and December 31, 2004, Viad had $41.4 million and $42.7 million, respectively, accrued for these exposures. If the reserves are less than amounts ultimately assessed by the taxing authorities, Viad must record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such reserves would be reversed as a reduction of income tax expense, or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $8.5 million could potentially be resolved or settled during the remainder of 2005 resulting in a decrease of accrued taxes payable. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued taxes payable which may include amounts related to previously discontinued operations.

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

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. Viad has not yet determined if the adoption of SFAS No. 151 will have a significant impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule which amends the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad will adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Management believes the adoption of SFAS No. 123(R) may have a material impact on its financial position and results of operations; however, the Company has not yet completed its evaluation of SFAS No. 123(R), and has therefore not quantified the financial impact upon adoption.

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

     In December 2004, the FASB also issued FSP FAS 109-2 related to accounting and disclosure guidance for the foreign earnings repatriation provision within the Jobs Creation Act. The Jobs Creation Act introduces a special one-time dividend-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. Although FSP FAS 109-2 is effective immediately, it is expected that the U.S. Treasury Department and/or Congress will provide additional clarifying language on key elements of the repatriation provision. Currently, management does not anticipate repatriating any foreign earnings during 2005 that would qualify for this dividend received deduction.

Forward-Looking Statements:

     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, and the realization of restructuring cost savings. Actual results could differ materially from those projected in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for convention and event services, existing and new competition, industry alliances, consolidation, and growth patterns within the industries in which Viad competes and any deterioration in the economy may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, could affect the forward-looking statements in this quarterly report.

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

     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of March 31, 2005, Viad had variable rate debt outstanding of $11.9 million under its revolving credit agreement. Interest payments are indexed to the prime rate or London Interbank Offering Rate. See Note 7 of notes to consolidated financial statements.

     Viad is exposed to foreign exchange risk as it has certain transactions, receivables and payables denominated in foreign currencies. From time to time, Viad utilizes forward contracts to reduce the impact on earnings due to its exposure to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts has historically been immaterial to Viad’s results of operations. As of March 31, 2005, Viad had aggregate contracts to sell $5.0 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.31. Furthermore, the fair value of Viad’s forward exchange contracts was $425,000 and is included in the consolidated balance sheet under the caption “Other current assets.”

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

Item 4. Controls and Procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2005, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

     There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

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

• Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 6, 2005	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)