Form 10-Q
period 2005-06-30
VIAD CORP
filed 2005-08-05
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
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
Yes      ☑           No     ☐
As of July 29, 2005, 22,351,574 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$120,287	$115,050
Accounts receivable, net of allowance for doubtful accounts of $2,066 at June 30, 2005 and $2,226 at December 31, 2004	76,236	47,246
Receivable from MoneyGram (Note 14)	207	4,057
Inventories	31,509	36,392
Deferred income taxes	24,473	24,598
Other current assets	12,768	11,139

Total current assets	265,480	238,482
Property and equipment, net	141,382	152,512
Other investments and assets	27,500	28,115
Deferred income taxes	48,076	49,968
Goodwill	181,539	183,167
Other intangible assets, net	6,519	6,188

Total Assets	$670,496	$658,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,180	$36,413
Other current liabilities	109,191	126,229
Current portion of long-term debt and capital lease obligations	3,290	4,056

Total current liabilities	157,661	166,698
Long-term debt and capital lease obligations	14,821	16,998
Pension and other postretirement benefits	27,015	26,839
Other deferred items and insurance liabilities	95,312	97,289
Commitments and contingencies (Note 13)
Minority interests	3,930	4,103
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	663,136	676,877
Retained deficit	(52,871)	(74,435)
Unearned employee benefits and other	(17,752)	(21,601)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	443	479
Cumulative foreign currency translation adjustments	16,892	19,831
Minimum pension liability adjustment	(4,852)	(4,852)
Common stock in treasury, at cost, 2,641,866 and 2,794,763 shares	(270,641)	(287,196)

Total common stock and other equity	371,757	346,505

Total Liabilities and Stockholders’ Equity	$670,496	$658,432

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues:
Convention show services	$151,523	$141,548	$342,964	$299,878
Exhibit design and construction	57,414	48,496	110,755	93,782
Travel and recreation services	18,094	17,334	22,824	21,273

Total revenues	227,031	207,378	476,543	414,933

Costs and expenses:
Costs of services	149,488	139,618	321,149	284,755
Costs of products sold	55,254	48,882	110,338	95,094
Corporate activities and minority interests	3,147	3,835	5,766	6,357
Restructuring charges (recoveries)	(73)	853	(363)	853
Net interest expense (income)	(262)	265	(412)	606

Total costs and expenses	207,554	193,453	436,478	387,665

Income before income taxes	19,477	13,925	40,065	27,268
Income tax expense	8,391	4,743	16,554	10,527

Income from continuing operations	11,086	9,182	23,511	16,741
Income (loss) from discontinued operations	59	—	(168)	—

Net income	$11,145	$9,182	$23,343	$16,741

Diluted income per common share
Income from continuing operations	$0.50	$0.42	$1.06	$0.77
Income (loss) from discontinued operations	—	—	(0.01)	—

Net income	$0.50	$0.42	$1.05	$0.77

Average outstanding and potentially dilutive common shares	22,191	21,839	22,142	21,811

Basic income per common share
Income from continuing operations	$0.51	$0.42	$1.07	$0.77
Income (loss) from discontinued operations	—	—	(0.01)	—

Net income	$0.51	$0.42	$1.06	$0.77

Average outstanding common shares	22,033	21,732	21,975	21,705

Dividends declared per common share	$0.04	$—	$0.08	$—

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$11,145	$9,182	$23,343	$16,741

Other comprehensive loss:
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	18	(23)	(36)	107
Unrealized foreign currency translation losses	(1,650)	(2,303)	(2,939)	(2,405)

Other comprehensive loss	(1,632)	(2,326)	(2,975)	(2,298)

Comprehensive income	$9,513	$6,856	$20,368	$14,443

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$23,343	$16,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,403	10,797
Deferred income taxes	6,101	5,586
Loss from discontinued operations	168	—
Restructuring charges (recoveries)	(363)	853
Gains on dispositions of property and other assets	(198)	(587)
Other noncash items, net	5,880	5,457
Change in operating assets and liabilities:
Receivables	(29,559)	(27,031)
Inventories	4,883	(1,315)
Accounts payable	8,767	12,051
Restructuring liability (cash payments)	(1,267)	(4,511)
Accrued spin-off costs	—	9,134
Receivable from MoneyGram	3,850	(7,113)
Other assets and liabilities, net	(23,368)	2,228

Net cash provided by operating activities	9,640	22,290

Cash flows from investing activities:
Capital expenditures	(10,646)	(5,974)
Acquisition of business, net of cash acquired	—	(2,711)
Proceeds from dispositions of property and other assets	8,793	2,095

Net cash used in investing activities	(1,853)	(6,590)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(3,159)	(1,458)
Dividends paid on common stock	(1,763)	—
Proceeds from exercise of stock options	2,643	—
Net distributions from MoneyGram	—	35,560

Net cash provided by (used in) financing activities	(2,279)	34,102

Effect of exchange rate changes on cash and cash equivalents	(271)	(615)

Net increase in cash and cash equivalents	5,237	49,187
Cash and cash equivalents, beginning of year	115,050	61,286

Cash and cash equivalents, end of period	$120,287	$110,473

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$16,632	$7,591

Interest	$1,022	$1,613

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
Spin-off of MoneyGram International
     On June 30, 2004, Viad Corp (“Viad” or the “Company”) separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Certain members of Viad’s Board of Directors are also members of MoneyGram’s Board of Directors. Viad’s operations continuing after the spin-off consist of the businesses of convention show services, exhibit design and construction and travel and recreation services operations, as well as Viad’s centralized corporate functions located in Phoenix, Arizona.
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of Viad have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$11,145	$9,182	$23,343	$16,741
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(330)	(363)	(731)	(1,302)

Pro forma net income	$10,815	$8,819	$22,612	$15,439

Diluted income per share:
As reported	$0.50	$0.42	$1.05	$0.77

Pro forma	$0.49	$0.41	$1.03	$0.71

Basic income per share:
As reported	$0.51	$0.42	$1.06	$0.77

Pro forma	$0.49	$0.41	$1.04	$0.72

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
Note 3. Acquisition of Business
     In May 2004, GES acquired a convention services contractor in Edmonton, Canada. The net purchase price of $2.7 million was allocated to the net tangible and identifiable intangible assets and liabilities acquired based on the estimated fair values at the date of acquisition. The amount paid in excess of the estimated fair values was recorded to goodwill. In connection with the transaction, GES initially recorded goodwill of $2.1 million, amortizable intangible assets of $904,000 and other net liabilities of $282,000 (including acquisition and assumed liabilities of $1.1 million). During the second quarter of 2005, GES finalized its accounting for the purchase transaction and revised the amounts above to the following: goodwill of $1.6 million, amortizable intangible assets of $1.3 million and other net liabilities of $208,000 (including acquisition and assumed liabilities of $923,000). The amount of goodwill expected to be deductible for tax purposes is not significant. The accompanying consolidated financial statements include the accounts and results of operations of the acquired company from the date of acquisition.
Note 4. Inventories
     The components of inventories were as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$22,480	$21,986
Work in process	9,029	14,406

Inventories	$31,509	$36,392

Note 5. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Land	$23,508	$23,874
Buildings and leasehold improvements	78,614	79,582
Equipment and other	245,371	252,876

	347,493	356,332
Accumulated depreciation	(206,111)	(203,820)

Property and equipment, net	$141,382	$152,512

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
     Depreciation expense for the three months ended June 30, 2005 and 2004 was $5.4 million and $5.3 million, respectively, and for the six months ended June 30, 2005 and 2004 was $11.3 million and $10.7 million, respectively.
Note 6. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended June 30, 2005 were as follows:

		Travel and
	GES	Recreation	Total
	(in thousands)
Balance at January 1, 2005	$149,668	$33,499	$183,167
Adjustment to previously recorded goodwill	(510)	—	(510)
Foreign currency translation adjustments	(268)	(850)	(1,118)

Balance at June 30, 2005	$148,890	$32,649	$181,539

A summary of other intangible assets at June 30, 2005 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$858	$(200)	$658
Other	563	(72)	491

	1,421	(272)	1,149

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	780	—	780

	5,370	—	5,370

Total	$6,791	$(272)	$6,519

     A summary of other intangible assets at December 31, 2004 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$888	$(118)	$770
Other	317	(239)	78

	1,205	(357)	848

Unamortized intangible assets:
Trademark	4,560	—	4,560
Pension intangible assets	780	—	780

	5,340	—	5,340

Total	$6,545	$(357)	$6,188

     As discussed in Note 3, upon finalization of the accounting for GES’s acquisition of a convention services contractor in Edmonton, Canada, an additional $399,000 of other intangible assets was included in the “Other” subcategory of “Amortized intangible assets” above.
     Intangible asset amortization expense for the three months ended June 30, 2005 and 2004 was $59,000 and $41,000, respectively. For the six months ended June 30, 2005 and 2004, intangible asset amortization expense was $117,000 and $56,000, respectively. The weighted-average amortization period of amortized intangible assets at June 30, 2005 was approximately two and one-half years. Estimated amortization expense related to the amortized intangible assets for the remainder of 2005 and the four succeeding years is expected to be $136,000 (2005), $273,000 (2006), $273,000 (2007), $273,000 (2008) and $194,000 (2009).
Note 7. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Accrued income taxes	$44,058	$46,579
Customer deposits	21,255	33,092
Accrued compensation	15,416	16,897
Self-insured liability accrual	3,441	5,138
Accrued restructuring	2,162	3,060
Accrued dividends	1,105	1,134
Other	21,754	20,329

Total other current liabilities	$109,191	$126,229

     Other deferred items and insurance liabilities consisted of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Self-insured liability accrual	$31,328	$31,026
Liabilities associated with previously sold operations	26,412	26,794
Accrued restructuring	10,447	11,180
Foreign deferred tax liability	9,061	9,639
Deferred gain on sale of property	5,959	6,442
Other	12,105	12,208

Total other deferred items and insurance liabilities	$95,312	$97,289

Note 8. Debt
     At June 30, 2005, Viad’s total debt of $18.1 million consisted of $5.2 million of capital lease obligations, $1.2 million of subordinated debentures and an $11.7 million borrowing under the Company’s $150 million secured revolving credit agreement which Viad entered into effective June 30, 2004. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement, a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At June 30, 2005, Viad was in compliance with all covenants.
Note 9. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Income from continuing operations	$11,086	$9,182	$23,511	$16,741

Average outstanding common shares	22,033	21,732	21,975	21,705
Additional dilutive shares related to stock-based compensation	158	107	167	106

Average outstanding and potentially dilutive common shares	22,191	21,839	22,142	21,811

Diluted income per share from continuing operations	$0.50	$0.42	$1.06	$0.77

Basic income per share from continuing operations	$0.51	$0.42	$1.07	$0.77

     Options to purchase 104,000 and 676,000 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 10. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the six months ended June 30 is as follows:

	2005		2004
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$14,023	35.0%	$9,544	35.0%
State income taxes	2,237	5.6%	1,724	6.3%
Other, net	247	0.6%	(498)	(1.8%)

	16,507	41.2%	10,770	39.5%
Adjustment to estimated annual effective rate (1)	47	0.1%	(243)	(0.9%)

Income tax expense	$16,554	41.3%	$10,527	38.6%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

Note 11. Pension and Other Postretirement Benefit Plans
     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the three months ended June 30 included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$59	$18	$20	$30
Interest cost	284	290	358	553
Expected return on plan assets	(217)	(236)	(75)	(87)
Amortization of prior service cost	52	52	(267)	(168)
Recognized net actuarial loss	114	75	173	288

Net periodic benefit cost	$292	$199	$209	$616

     For the six months ended June 30, the net periodic costs for defined benefit pension plans and other postretirement benefit plans included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$118	$35	$40	$60
Interest cost	568	581	716	1,106
Expected return on plan assets	(434)	(471)	(150)	(155)
Amortization of prior service cost	104	104	(534)	(336)
Recognized net actuarial loss	198	150	346	568

Net periodic benefit cost	$554	$399	$418	$1,243

     Viad is expected to contribute approximately $536,000 to its unfunded pension plans and approximately $600,000 to its other postretirement benefit plans in 2005. Viad is not required to contribute to its funded pension plans in 2005. As of June 30, 2005, Viad has contributed $261,000 to its unfunded pension plans and $259,000 to its other postretirement benefit plans.
Note 12. Restructuring Charges and Recoveries
     In the second quarter of 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. All amounts related to this reserve had been paid as of March 31, 2005 and thus, during the first quarter of 2005, the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in the third quarter of 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. At June 30, 2005, $786,000 of the liability remained of which $128,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $658,000 under the caption “Other deferred items and insurance liabilities.”
     In the fourth quarter of 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. In the first quarter of 2005, $247,000 of the reserve was reversed as certain costs originally anticipated in the restructuring plan were ultimately not expected to be incurred. At June 30, 2005, there was a remaining liability of $1.8 million, of which $523,000 and $1.3 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had completed the restructuring activities by December 31, 2003. However, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.

     A summary of the changes in the 2002 restructuring charge liability balance for the six months ended June 30, 2005 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)
Balance at January 1, 2005	$486	$1,962	$2,448
Cash payments	(134)	(144)	(278)
Adjustment to liability	(247)	(87)	(334)

Balance at June 30, 2005	$105	$1,731	$1,836

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million. Of the total charge, $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. The restructuring liability balance at December 31, 2004 of $11.5 million (comprised solely of future lease payment obligations) was reduced during the six months ended June 30, 2005 by $767,000 as a result of cash payments and $73,000 as the result of certain facilities costs that will not be incurred. Offsetting these amounts was an $87,000 noncash adjustment to the liability. Therefore, at June 30, 2005, a liability remained of $10.8 million, of which $1.6 million and $9.2 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
Note 13. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at June 30, 2005, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations.
     Viad was involved in claims and counter-claims related to unfair competitive practices and violation of intellectual property rights related to Exhibitgroup’s kiosk business. In July 2005, the parties involved settled the litigations and entered into Consent Judgments that recognize the validity and value of Viad’s intellectual property rights, including Viad’s copyrights. The settlement agreement includes payments aggregating $2.0 million to be received by Viad in several installments through 2006. Viad has agreed to grant a license with respect to a limited number of Viad’s intellectual property rights, including Viad’s copyrights related to retail merchandising units permitting the manufacturing and sale of certain retail merchandising units in exchange for payments of royalties.
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
     As of June 30, 2005, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at June 30, 2005 would be $32.7 million, of which $32.2 million related to aggregate guarantees on leased equipment and facilities expiring through January 2015. At June 30, 2005, the aggregate guarantees related to credit or loan arrangements with banks were $518,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

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
Note 14. Related Party Transactions
     Prior to the spin-off transaction, distributions from MoneyGram primarily represented cash transfers to “New” Viad in order to fund working capital requirements and for general corporate purposes. Distributions to MoneyGram primarily represented cash payments to fund stockholder dividends, common stock repurchases, interest and principal payments on general corporate debt obligations and certain capital contributions associated with MoneyGram. The pre-spin-off net distributions from MoneyGram were $35.6 million for the six months ended June 30, 2004.
     As discussed in Note 5 above, in January 2005 Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, no gain or loss was recorded in connection with the transaction. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram share the fixed costs of operating the aircraft and each pays the variable costs depending on the usage by each company. During the three and six months ended June 30, 2005, Viad received aggregate payments of $321,000 and $592,000, respectively, from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram are recorded as a reduction of expense under the caption “Corporate activities and minority interests” in the consolidated statements of operations.
     In January 2005, Viad received a $4.0 million payment from MoneyGram related to the transfer of certain tax credits pursuant to the Tax Sharing Agreement dated June 30, 2004. Additionally, during the three and six months ended June 30, 2005, Viad received aggregate payments of $410,000 and $820,000, respectively, related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. Viad also received net payments of $626,000 and $683,000 from MoneyGram primarily related to software licensing costs during the three and six months ended June 30, 2005, respectively. As of June 30, 2005, Viad had a receivable recorded of $207,000 included in the consolidated balance sheets under the caption “Receivable from MoneyGram.”
     On July 1, 2005, MoneyGram provided notice to Viad of its election to terminate certain services currently provided by Viad under the Interim Services Agreement effective September 30, 2005.

Note 15. Segment Information
     Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals for the three and six months ended June 30 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
GES	$150,420	$137,392	$348,770	$300,955
Exhibitgroup	58,517	52,652	104,949	92,705
Travel and Recreation Services	18,094	17,334	22,824	21,273

	$227,031	$207,378	$476,543	$414,933

Operating income before restructuring charges:
GES	$16,144	$14,113	$42,896	$34,671
Exhibitgroup	1,985	96	157	(2,933)
Travel and Recreation Services	4,160	4,669	2,003	3,346

	22,289	18,878	45,056	35,084
Corporate activities and minority interests	(3,147)	(3,835)	(5,766)	(6,357)

	19,142	15,043	39,290	28,727
Interest income	864	126	1,571	352
Interest expense	(602)	(391)	(1,159)	(958)
Restructuring recoveries (charges):
GES	73	—	73	—
Exhibitgroup	—	—	247	—
Corporate	—	(853)	43	(853)

Income before income taxes	$19,477	$13,925	$40,065	$27,268

	June 30,	December 31,
	2005	2004
	(in thousands)
Assets:
GES	$261,223	$255,788
Exhibitgroup	98,239	89,327
Travel and Recreation Services	121,868	117,360
Corporate and other	189,166	195,957

	$670,496	$658,432

Note 16. Recent Accounting Pronouncements
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services for determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The adoption of these additional regulations is not expected to have a material impact on Viad’s financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on Viad’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule amending the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad will adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Viad currently estimates that the adoption of SFAS No. 123(R) will result in annual after-tax compensation expense of approximately $1.5 million. This estimate assumes that the number of stock options granted is consistent with 2005 levels and also utilizes Viad's current stock price. However, because levels of future awards and the fair value assigned thereto are not currently determinable, actual results may differ upon adoption.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Viad’s financial position or results of operations.

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
     The following are financial highlights of the second quarter of 2005 as compared to the second quarter of 2004 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $227.0 million, a 9.5 percent increase from 2004

•	Net income of $11.1 million versus $9.2 million in 2004

•	Diluted income per share of $0.50 versus $0.42 in 2004

•	Cash and cash equivalents totaled $120.3 million as of June 30, 2005
     GES
•	Revenues of $150.4 million, an increase of 9.5 percent from 2004

•	Segment operating income of $16.1 million, an increase of 14.4 percent from 2004
     Exhibitgroup
•	Revenues of $58.5 million, an increase of 11.1 percent from 2004

•	Segment operating income of $2.0 million compared to $96,000 in 2004
     Travel and Recreation Services
•	Revenues of $18.1 million, an increase of 4.4 percent from 2004

•	Segment operating income of $4.2 million, a decrease of 10.9 percent from 2004
Non-GAAP Measure:
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

     Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to this non-GAAP measure is net income. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, noncash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes, noncash goodwill and intangible asset impairments, and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider the above items, a user of Viad’s financial information should consider net income an important measure of financial performance because it provides a more complete measure of the Company’s performance.
     A reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Adjusted EBITDA	$25,488	$19,684	$52,627	$39,023
Interest expense	(602)	(391)	(1,159)	(958)
Income tax expense	(8,391)	(4,743)	(16,554)	(10,527)
Depreciation and amortization	(5,409)	(5,368)	(11,403)	(10,797)
Income (loss) from discontinued operations	59	—	(168)	—

Net income	$11,145	$9,182	$23,343	$16,741

     The increase in Adjusted EBITDA of $5.8 million for the second quarter of 2005 compared to the second quarter of 2004 was driven by higher segment operating income at GES and Exhibitgroup as well as favorable restructuring charges, corporate overhead costs and interest income. Partially offsetting this was lower segment operating income at Travel and Recreation Services. The increase in Adjusted EBITDA of $13.6 million for the six months ended June 30, 2005 compared to 2004 was due to the same factors. See “Results of Operations” below for further discussion.
Results of Operations:
Comparison of Second Quarter of 2005 to the Second Quarter of 2004
     In the second quarter of 2005, revenues increased 9.5 percent from 2004 to $227.0 million from $207.4 million in the second quarter of 2004. The increase was primarily due to positive show rotation at Exhibitgroup, increased discretionary services revenue at GES as well as an overall increase in trade show activity that benefited both segments. Income before income taxes was $19.5 million for the second quarter of 2005 compared to $13.9 million in the second quarter of 2004. Viad’s income from continuing operations for the second quarter of 2005 was $11.1 million, or $0.50 per diluted share, up from $9.2 million, or $0.42 per diluted share, in the second quarter of 2004. This improvement was largely the result of increased revenues.
     Net income for the second quarter of 2005 was $11.1 million, or $0.50 per diluted share, including income from discontinued operations of $59,000 relating to tax matters associated with previously sold operations. This compares to net income of $9.2 million, or $0.42 per diluted share, in the second quarter of 2004.
     GES. Revenues for GES were $150.4 million for the second quarter of 2005, up 9.5 percent from $137.4 million in the 2004 quarter. The increase resulted from continued improvement in the exhibition and event industry and additional sales from GES’s Products and Services group.
     Segment operating income was $16.1 million in the second quarter of 2005, up 14.4 percent from $14.1 million in the second quarter of 2004. Operating margins increased to 10.7 percent in 2005 from 10.3 percent in 2004. The increase in operating income was primarily driven by the increase in revenue described above, offset slightly by a lower freight mix. Although margins improved over the 2004 quarter, they continue to be negatively affected by increased petroleum costs. Exhibitors are using lighter weight exhibits and bringing fewer products to the show floor, which puts pressure on higher-margin material handling revenue.
     GES’s revenue growth is dependent upon, among other things, show rotation, general economic conditions and levels of exhibitor spending. In general, the convention and event industry is experiencing signs of modest growth in terms of square footage and number of exhibitors. Management believes that further improvements in the economy and corporate earnings could lead to increased show spending. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Certain industries have performed very well (i.e. health care and defense) while others have had more difficulty (i.e. certain technology segments). GES has a diversified revenue base and is generally insulated from industry specific trends.

     Although the convention and event environment appears to be improving, GES is experiencing pressure on material handling revenue as discussed above. Material handling revenue is a key driver in the official services contractor business model. If this trend continues, future operating margins may be negatively affected. In response to lower material handling revenue and increased labor and other costs, management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor elective spending. Management is also pursuing price increases.
     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, approximately one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.
     Exhibitgroup. Revenues for Exhibitgroup were $58.5 million, up 11.1 percent in the second quarter of 2005 from $52.7 million in the second quarter of 2004. The increase in revenue was due to a European air show during the second quarter of 2005 that did not occur in the 2004 quarter. Slightly offsetting this was decreased spending from certain customers in the pharmaceutical industry. While overall trade show activity improved, many exhibitors continue to reuse or refurbish existing exhibits rather than placing orders for new construction. As a result, the mix of higher-margin construction revenue remains well below historical levels.
     Segment operating income was $2.0 million in the 2005 quarter as compared to $96,000 in the 2004 quarter. Exhibitgroup’s operating results during the 2005 quarter were negatively impacted by $2.3 million in legal costs incurred in connection with claims and counter-claims related to unfair competitive practices and violation of intellectual property rights in its kiosk business. In July 2005, the parties involved settled the litigations and entered into Consent Judgments that recognize the validity and value of Viad’s intellectual property rights, including Viad’s copyrights. The settlement agreement includes payments aggregating $2.0 million to be received by Viad in several installments through 2006. Viad has agreed to grant a license with respect to a limited number of Viad’s intellectual property, including copyrights related to retail merchandising units permitting the manufacturing and sale of certain retail merchandising units in exchange for payment of royalties.
     Although Exhibitgroup is beginning to experience some improvement in exhibit construction activity, including an increase in requests for proposal, visibility over revenues continues to be poor and new exhibit construction remains well below historical levels. Future revenues, which are dependent upon customer marketing budgets, could decline and operating income could be similarly affected. Management remains focused on cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to preserve and increase operating margins over the longer-term.
     Travel and Recreation Services. Revenues of the travel and recreation businesses were $18.1 million, an increase of 4.4 percent from $17.3 million in the second quarter of 2004. Segment operating income was $4.2 million for the second quarter of 2005, compared with $4.7 million in 2004. Results in 2005 were negatively impacted by excessive rainfall in Alberta, Canada during the quarter, which resulted in reduced passenger volumes at Brewster’s high-margin gondola and icefield attractions.
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
     Net Interest Income (Expense). Net interest income of $262,000 in the second quarter of 2005 improved from net interest expense of $265,000 in the second quarter of 2004. The increase was due to higher average investment balances and related interest rates in the second quarter of 2005 than in 2004.
     Income Taxes. The effective tax rate in the second quarter of 2005 was 43.1 percent compared to 34.1 percent for the second quarter of 2004. The increase was due primarily to adjustments of the state tax effective rate in the second quarter of 2005 and a favorable income tax settlement in the second quarter of 2004.

Comparison of First Six Months of 2005 to the First Six Months of 2004
     Revenues for the first six months of 2005 increased 14.8 percent to $476.5 million from $414.9 million in 2004. The increase was primarily driven by positive show rotation and continued improvement in the exhibition and event industry. Income before income taxes was $40.1 million for the six months ended June 30, 2005 compared with $27.3 million for the comparable period in 2004, up 46.9 percent. Income from continuing operations for the first six months of 2005 was $23.5 million, or $1.06 per diluted share, up from $16.7 million, or $0.77 per diluted share, in the first six months of 2004. This improvement was primarily driven by the increased revenues described above as well as improved operating margins at Exhibitgroup. Net income for the first six months of 2005 was $23.3 million, or $1.05 per share, compared to $16.7 million, or $0.77 per share, for the first six months of 2004. 2005 net income included a loss from discontinued operations of $168,000, or $0.01 per diluted share, relating to tax matters associated with previously sold operations.
     GES. Revenues for GES were $348.8 million for the first six months of 2005, an increase of 15.9 percent from the 2004 amount of $301.0 million. The increase largely reflects positive show rotation in the first quarter of 2005, from shows including CONEXPO-CON/AGG and PROMAT, which did not take place in 2004. Additionally, GES experienced modest same show growth for the first six months of 2005 and increased discretionary services revenue. Segment operating income grew to $42.9 million in the first six months of 2005 from $34.7 million in the 2004 period, up 23.7 percent. Operating margins increased to 12.3 percent in the first six months of 2005 from 11.5 percent in the first six months of 2004. The increase in operating income was primarily due to the increase in revenue; however, this was partially offset by higher costs for labor and petroleum-based commodities. Additionally, exhibitors are using lighter weight exhibits and bringing fewer products to the show floor, which puts pressure on higher-margin material handling revenue.
     Exhibitgroup. Exhibitgroup’s revenue was $104.9 million for the first six months of 2005, an increase of 13.2 percent from the 2004 amount of $92.7 million. The increase in revenue in the first six months of 2005 resulted from the rotation in of a European air show and customers exhibiting at CONEXPO-CON/AGG, which did not take place in 2004. An overall increase in trade show activity also contributed to the increase in revenue. Segment operating income in the first six months of 2005 was $157,000, versus a segment operating loss of $2.9 million in the first six months of 2004. This was largely due to increased revenue and improved operating margins, which more than offset the $4.8 million in legal fees incurred during the first six months of 2005 to protect intellectual property rights in the kiosk business. Management’s continued focus on cost savings, process and quality service improvement initiatives and sales initiatives has resulted in improved operating margins.
     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $22.8 million in the first six months of 2005, an increase of 7.3 percent from $21.3 million in 2004. Segment operating income was $2.0 million for the first six months of 2005, compared with $3.3 million for the first six months of 2004. Operating margins decreased to 8.8 percent in the first six months of 2005 from 15.7 percent in the first six months of 2004. 2005 results were negatively impacted by excessive rainfall in Alberta, Canada during the month of June, which resulted in reduced passenger volumes at Brewster’s high-margin gondola and icefield attractions.
     Net Interest Income (Expense). Net interest income of $412,000 in the first six months of 2005 improved from net interest expense of $606,000 in the first six months of 2004. The increase was due to higher average investment balances and related interest rates in 2005 than in 2004.
     Income Taxes. The effective tax rate in the first six months of 2005 was 41.3 percent compared to 38.6 percent for the first six months of 2004. The increase was due primarily to adjusting the state tax effective rate in 2005. The relatively lower 2004 rate was due to a favorable income tax settlement in 2004.
Liquidity and Capital Resources:
     Cash and cash equivalents were $120.3 million at June 30, 2005 as compared to $115.1 million at December 31, 2004, with the increase primarily due to the 50 percent sale of the corporate aircraft as discussed below.
     Viad’s total debt at June 30, 2005 was $18.1 million compared with $21.1 million at December 31, 2004. The debt-to-capital ratio was 0.046 to 1 at June 30, 2005 compared with 0.057 to 1 at December 31, 2004. Capital is defined as total debt plus minority interests and common stock and other equity.
     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At June 30, 2005, Viad had an outstanding borrowing of $11.7 million under the revolving credit agreement which was used to repay in full certain debt obligations outstanding after the spin-off. Financial covenants include a minimum consolidated net worth requirement of not less than $294.9 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended December 31, 2004; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At June 30, 2005, Viad was in compliance with all covenants.
     Under a Shelf Registration filed with the Securities and Exchange Commission (“SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the six months ended June 30, 2005 totaled $10.6 million as compared to $6.0 million in the 2004 period. These expenditures primarily related to the purchase of new tour buses at Brewster, certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.
     In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, there was no gain or loss in connection with the transaction. Viad and MoneyGram share in the fixed costs of operating the aircraft while each pays the variable costs depending on the usage by each company.
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
     As of June 30, 2005, Viad had recorded goodwill of $148.9 million and $32.6 million related to GES and Travel and Recreation Services, respectively. Goodwill and unamortized intangible assets are typically tested for impairment annually as of October 31 of each year.

     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $20.8 million as of June 30, 2005. Of this total, $14.1 million related to workers compensation liabilities and the remaining $6.7 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $14.0 million at June 30, 2005, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.5 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively.
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
     Stock-based compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Note 2 of notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting. See also Note 16 of notes to consolidated financial statements for a discussion of SFAS No. 123 (revised 2004) which will require compensation costs related to share-based payment transactions to be recognized in the financial statements.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of June 30, 2005 and December 31, 2004, Viad had deferred tax assets (net of deferred tax liabilities) of $72.5 million and $74.6 million, respectively.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company maintains reserves associated with various federal, state and foreign tax audit exposures that may arise in connection with such audits. As of June 30, 2005 and December 31, 2004, Viad had $38.2 million and $42.7 million, respectively, accrued for these exposures. If the reserves are less than amounts ultimately assessed by the taxing authorities, Viad must record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such reserves would be reversed as a reduction of income tax expense, or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $3 million could potentially be resolved or settled during the remainder of 2005 resulting in a decrease of accrued taxes payable. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes which may include amounts related to previously discontinued operations.
Recent Accounting Pronouncements:
     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services in determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The adoption of these additional regulations is not expected to have a material impact on Viad’s financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense and is effective for fiscal years beginning after July 15, 2005. Viad does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule amending the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad will adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Viad currently estimates that the adoption of SFAS No. 123(R) will result in annual after-tax compensation expense of approximately $1.5 million. This estimate assumes that the number of stock options granted is consistent with 2005 levels and also utilizes Viad's current stock price. However, because levels of future awards and the fair value assigned thereto are not currently determinable, actual results may differ upon adoption.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Viad’s financial position or results of operations.
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
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of June 30, 2005, Viad had variable rate debt outstanding of $11.7 million under its revolving credit agreement. Interest payments are indexed to the prime rate or LIBOR. See Note 8 of notes to consolidated financial statements.
     Viad is exposed to foreign exchange risk as it has certain transactions, receivables and payables denominated in foreign currencies. From time to time, Viad utilizes forward contracts to reduce the impact on earnings due to its exposure to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts has historically been immaterial to Viad’s results of operations. As of June 30, 2005, Viad had aggregate contracts to sell $2.3 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.31. Furthermore, the fair value of Viad’s forward exchange contracts was $159,000 and is included in the consolidated balance sheet under the caption “Other current assets.”
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
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2005, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of Stockholders of Viad Corp was held May 17, 2005.

(b)	Not applicable – (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:
1.	The election of Directors as follows:

	Affirmative Vote	Vote Withheld
Wayne G. Allcott	18,531,861	594,986
Judith K. Hofer	18,366,506	760,341
2.	The appointment of Deloitte & Touche LLP as Viad’s independent registered public accounting firm for fiscal year 2005:

Affirmative Vote	18,957,628
Against	52,871
Abstentions	116,348
Item 6. Exhibits.

Exhibit No. 10.N	Copy of Retirement Plan for Management Employees of Brewster Transport Company Limited, as amended and restated.+*

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP

(Registrant)

August 5, 2005	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)