Form 10-Q
period 2005-09-30
VIAD CORP
filed 2005-11-08
CIK 884219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(Not Applicable)
(Former name, former address and former fiscal year,
if changed since last report)
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
Yes       ☑          No     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       ☐          No     ☑
As of October 31, 2005, 22,418,310 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$143,654	$115,050
Accounts receivable, net of allowance for doubtful accounts of $1,702 at September 30, 2005 and $2,226 at December 31, 2004	72,002	47,246
Receivable from MoneyGram (Note 15)	243	4,057
Inventories	37,131	36,392
Deferred income taxes	28,238	24,598
Other current assets	9,796	11,139

Total current assets	291,064	238,482
Property and equipment, net	142,281	152,512
Other investments and assets	27,870	28,115
Deferred income taxes	42,105	49,968
Goodwill	184,327	183,167
Other intangible assets, net	6,512	6,188

Total Assets	$694,159	$658,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,659	$36,413
Other current liabilities	124,440	126,229
Current portion of long-term debt and capital lease obligations	3,287	4,056

Total current liabilities	175,386	166,698
Long-term debt and capital lease obligations	14,472	16,998
Pension and other postretirement benefits	27,425	26,839
Other deferred items and insurance liabilities	79,446	97,289
Commitments and contingencies (Note 14)
Minority interests	4,687	4,103
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	654,305	676,877
Retained deficit	(43,041)	(74,435)
Unearned employee benefits and other	(17,287)	(21,601)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	458	479
Cumulative foreign currency translation adjustments	23,553	19,831
Minimum pension liability adjustment	(4,852)	(4,852)
Common stock in treasury, at cost, 2,523,428 and 2,794,763 shares	(257,795)	(287,196)

Total common stock and other equity	392,743	346,505

Total Liabilities and Stockholders’ Equity	$694,159	$658,432

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues:
Convention show services	$110,671	$129,193	$453,635	$429,071
Exhibit design and construction	36,199	49,681	146,954	143,463
Travel and recreation services	44,267	39,707	67,091	60,980

Total revenues	191,137	218,581	667,680	633,514

Costs and expenses:
Costs of services	134,672	142,643	455,821	427,398
Costs of products sold	40,099	52,409	150,437	147,503
Corporate activities and minority interests	4,103	4,085	9,869	10,442
Restructuring charges (recoveries)	(230)	850	(593)	1,703
Impairment losses (Note 3)	843	87,408	843	87,408
Net interest expense (income)	(348)	394	(760)	1,000

Total costs and expenses	179,139	287,789	615,617	675,454

Income (loss) before income taxes	11,998	(69,208)	52,063	(41,940)
Income tax expense (benefit)	2,627	(933)	19,181	9,594

Income (loss) from continuing operations	9,371	(68,275)	32,882	(51,534)
Income from discontinued operations	1,328	—	1,160	—

Net income (loss)	$10,699	$(68,275)	$34,042	$(51,534)

Diluted income (loss) per common share
Income (loss) from continuing operations	$0.42	$(3.14)	$1.48	$(2.37)
Income from discontinued operations	0.06	—	0.05	—

Net income (loss)	$0.48	$(3.14)	$1.53	$(2.37)

Weighted average outstanding and potentially dilutive common shares	22,345	21,767	22,211	21,726

Basic income (loss) per common share
Income (loss) from continuing operations	$0.42	$(3.14)	$1.50	$(2.37)
Income from discontinued operations	0.06	—	0.05	—

Net income (loss)	$0.48	$(3.14)	$1.55	$(2.37)

Weighted average outstanding common shares	22,135	21,767	22,028	21,726

Dividends declared per common share	$0.04	$0.04	$0.12	$0.04

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$10,699	$(68,275)	$34,042	$(51,534)

Other comprehensive income:
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	15	(29)	(21)	78
Unrealized foreign currency translation gains	6,661	7,593	3,722	5,188

Other comprehensive income	6,676	7,564	3,701	5,266

Comprehensive income (loss)	$17,375	$(60,711)	$37,743	$(46,268)

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$34,042	$(51,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,988	16,195
Deferred income taxes	9,682	6,464
Income from discontinued operations	(1,160)	—
Restructuring charges (recoveries)	(593)	1,703
Impairment losses (Note 3)	843	87,408
Gains on dispositions of property and other assets	(61)	(608)
Other noncash items, net	8,986	8,937
Change in operating assets and liabilities:
Receivables	(25,628)	(22,855)
Inventories	(739)	3,842
Accounts payable	11,246	15,130
Restructuring liability (cash payments)	(2,058)	(6,635)
Receivable from MoneyGram	3,814	(267)
Other assets and liabilities, net	(21,003)	(24,970)

Net cash provided by operating activities	34,359	32,810

Cash flows from investing activities:
Capital expenditures	(13,921)	(9,266)
Acquisition of business, net of cash acquired	—	(2,711)
Proceeds from dispositions of property and other assets	8,661	2,549

Net cash used in investing activities	(5,260)	(9,428)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(3,870)	(1,699)
Dividends paid on common stock	(2,649)	—
Proceeds from exercise of stock options	5,202	801
Net distributions from MoneyGram	—	35,560

Net cash provided by (used in) financing activities	(1,317)	34,662

Effect of exchange rate changes on cash and cash equivalents	822	(63)

Net increase in cash and cash equivalents	28,604	57,981
Cash and cash equivalents, beginning of year	115,050	61,286

Cash and cash equivalents, end of period	$143,654	$119,267

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$19,806	$8,647

Interest	$1,380	$2,284

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Principles of Consolidation
Spin-off of MoneyGram International
     On June 30, 2004, Viad Corp (“Viad” or the “Company”) separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Certain members of Viad’s Board of Directors are also members of MoneyGram’s Board of Directors. Viad’s operations continuing after the spin-off consist of the businesses of convention show services, exhibit design and construction and travel and recreation services operations, as well as Viad’s centralized corporate functions located in Phoenix, Arizona.
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of Viad have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
     Stock options granted in 2005 and 2004 were for terms of seven years at an exercise price based on the market value at the date of grant and vest in annual increments of twenty percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted since 1998 contain certain forfeiture and noncompete provisions.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported	$10,699	$(68,275)	$34,042	$(51,534)
Less: stock-based employee compensation expense determined under fair value based method, net of tax	(420)	(363)	(1,151)	(1,666)

Pro forma net income (loss)	$10,279	$(68,638)	$32,891	$(53,200)

Diluted income (loss) per share:
As reported	$0.48	$(3.14)	$1.53	$(2.37)

Pro forma	$0.46	$(3.18)	$1.49	$(2.46)

Basic income (loss) per share:
As reported	$0.48	$(3.14)	$1.55	$(2.37)

Pro forma	$0.47	$(3.18)	$1.50	$(2.46)

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
Note 3. Impairment Losses
     In the third quarter of 2005, GES’s operations in New Orleans were severely impacted by Hurricane Katrina and the related events that occurred. As a result, management made an estimate of the damage to GES’s New Orleans property and recorded asset impairment and related losses of $843,000 which are included in the consolidated statements of operations under the caption “Impairment losses.” The portion of this charge relating to the net book value of property and equipment was $497,000. Of the remaining amount, $326,000 was attributable to inventory and $20,000 to future operating lease obligations. The Company has not accounted for any potential insurance recoveries that may occur.
     In the third quarter of 2004, Viad performed interim goodwill and intangible asset impairment tests for the Exhibitgroup reporting unit. Based on this testing, management concluded that a goodwill impairment loss was necessary and that a trademark intangible impairment loss was probable. Accordingly, Viad recorded charges of $80.4 million representing the entire carrying amount of Exhibitgroup’s goodwill and $7.0 million representing management’s preliminary estimate of the impairment of the trademark intangible asset at Exhibitgroup.

Note 4. Acquisition of Business
     In May 2004, GES acquired a convention services contractor in Edmonton, Canada. The net purchase price of $2.7 million was allocated to the net tangible and identifiable intangible assets and liabilities acquired based on the estimated fair values at the date of acquisition. The amount paid in excess of the estimated fair value of acquired net assets was recorded to goodwill. In connection with the transaction, GES initially recorded goodwill of $2.1 million, amortizable intangible assets of $904,000 and other net liabilities of $282,000 (including acquisition and assumed liabilities of $1.1 million). During the second quarter of 2005, GES finalized its accounting for the purchase transaction and revised the amounts above to the following: goodwill of $1.6 million, amortizable intangible assets of $1.3 million and other net liabilities of $208,000 (including acquisition and assumed liabilities of $923,000). The amount of goodwill expected to be deductible for tax purposes is not significant. The accompanying consolidated financial statements include the accounts and results of operations of the acquired company from the date of acquisition.
Note 5. Inventories
     The components of inventories were as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Raw materials	$21,566	$21,986
Work in process	15,565	14,406

Inventories	$37,131	$36,392

Note 6. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Land	$24,432	$23,874
Buildings and leasehold improvements	80,932	79,582
Equipment and other	247,804	252,876

	353,168	356,332
Accumulated depreciation	(210,887)	(203,820)

Property and equipment, net	$142,281	$152,512

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
     Depreciation expense for the three months ended September 30, 2005 and 2004 was $5.5 million and $5.3 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $16.8 million and $16.1 million, respectively.
Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows:

		Travel and
	GES	Recreation	Total
	(in thousands)
Balance at January 1, 2005	$149,668	$33,499	$183,167
Adjustment to previously recorded goodwill	(510)	—	(510)
Foreign currency translation adjustments	370	1,300	1,670

Balance at September 30, 2005	$149,528	$34,799	$184,327

     A summary of other intangible assets at September 30, 2005 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer lists	$904	$(256)	$648
Other	591	(97)	494

	1,495	(353)	1,142

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	780	—	780

	5,370	—	5,370

Total	$6,865	$(353)	$6,512

     A summary of other intangible assets at December 31, 2004 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer lists	$888	$(118)	$770
Other	317	(239)	78

	1,205	(357)	848

Unamortized intangible assets:
Trademark	4,560	—	4,560
Pension intangible assets	780	—	780

	5,340	—	5,340

Total	$6,545	$(357)	$6,188

     As discussed in Note 4, upon finalization of the accounting for GES’s acquisition of a convention services contractor in Edmonton, Canada, an additional $399,000 of other intangible assets was included in the “Other” subcategory of “Amortized intangible assets” above.
     Intangible asset amortization expense for the three months ended September 30, 2005 and 2004 was $65,000 and $60,000, respectively. For the nine months ended September 30, 2005 and 2004, intangible asset amortization expense was $182,000 and $116,000, respectively. The weighted average amortization period of amortized intangible assets at September 30, 2005 was approximately two and one-half years. Estimated amortization expense related to the amortized intangible assets for the remainder of 2005 and the four succeeding years is expected to be $68,000 (2005), $273,000 (2006), $273,000 (2007), $273,000 (2008) and $255,000 (2009).
Note 8. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Accrued income taxes	$39,575	$46,579
Customer deposits	25,297	33,092
Accrued compensation	16,471	16,897
Liabilities associated with previously sold operations	11,827	—
Self-insured liability accrual	7,745	5,138
Accrued restructuring	2,098	3,060
Accrued dividends	1,069	1,134
Other	20,358	20,329

Total other current liabilities	$124,440	$126,229

     Other deferred items and insurance liabilities consisted of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Self-insured liability accrual	$27,041	$31,026
Liabilities associated with previously sold operations	14,434	26,794
Foreign deferred tax liability	9,536	9,639
Accrued restructuring	9,171	11,180
Deferred gain on sale of property	5,717	6,442
Other	13,547	12,208

Total other deferred items and insurance liabilities	$79,446	$97,289

Note 9. Debt
     At September 30, 2005, Viad’s total debt of $17.8 million consisted of $5.1 million of capital lease obligations, $1.3 million of subordinated debentures and an $11.4 million borrowing under the Company’s $150 million secured revolving credit agreement which Viad entered into effective June 30, 2004. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement, a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At September 30, 2005, Viad was in compliance with all covenants.
Note 10. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income (loss) from continuing operations for the three and nine months ended September 30 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands, except per share data)
Income (loss) from continuing operations	$9,371	$(68,275)	$32,882	$(51,534)

Weighted average outstanding common shares	22,135	21,767	22,028	21,726
Additional dilutive shares related to stock-based compensation	210	—	183	—

Weighted average outstanding and potentially dilutive common shares	22,345	21,767	22,211	21,726

Diluted income (loss) per share from continuing operations	$0.42	$(3.14)	$1.48	$(2.37)

Basic income (loss) per share from continuing operations	$0.42	$(3.14)	$1.50	$(2.37)

     Options to purchase 101,000 and 685,000 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. Additionally, options to purchase 105,000 and 108,000 shares of common stock for the three and nine months ended September 30, 2004, respectively, that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share, were excluded due to net losses reported in those periods, thereby making such shares anti-dilutive.

Note 11. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the nine months ended September 30 is as follows:

	2005		2004
	(in thousands)
Computed income tax expense (benefit) at statutory federal income tax rate of 35%	$18,222	35.0%	$(14,679)	35.0%
State income taxes	1,173	2.3%	(963)	2.3%
Impairment losses	335	0.6%	24,810	(59.2%)
Other, net	(756)	(1.5%)	79	(0.2%)

	18,974	36.4%	9,247	(22.1%)
Adjustment to estimated annual effective rate (1)	207	0.4%	347	(0.8%)

Income tax expense	$19,181	36.8%	$9,594	(22.9%)

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.
     State income taxes reflect net favorable tax settlements of $1.5 million and $2.4 million during the nine months ended September 30, 2005 and 2004, respectively.
Note 12. Pension and Other Postretirement Benefit Plans
     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the three months ended September 30 included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$30	$119	$17	$8
Interest cost	281	286	234	290
Expected return on plan assets	(202)	(235)	(83)	(94)
Amortization of prior service cost	52	52	(325)	(226)
Recognized net actuarial loss	115	74	—	52

Net periodic benefit cost	$276	$296	$(157)	$30

     For the nine months ended September 30, the net periodic costs for defined benefit pension plans and other postretirement benefit plans included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
	(in thousands)
Service cost	$148	$155	$57	$68
Interest cost	849	867	950	1,396
Expected return on plan assets	(636)	(706)	(233)	(249)
Amortization of prior service cost	156	155	(859)	(562)
Recognized net actuarial loss	313	224	346	620

Net periodic benefit cost	$830	$695	$261	$1,273

     Viad is expected to contribute approximately $536,000 to its unfunded pension plans and approximately $600,000 to its other postretirement benefit plans in 2005. Viad is not required to contribute to its funded pension plans in 2005. As of September 30, 2005, Viad has contributed $394,000 to its unfunded pension plans and $407,000 to its other postretirement benefit plans.

Note 13. Restructuring Charges and Recoveries
     In the second quarter of 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. All amounts related to this reserve had been paid as of March 31, 2005 and thus, during the first quarter of 2005, the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in the third quarter of 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during the third quarter of 2005 and recorded an additional charge of $358,000. At September 30, 2005, $1.1 million of the liability remained of which $188,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $924,000 under the caption “Other deferred items and insurance liabilities.”
     In the fourth quarter of 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. In the first quarter of 2005, $247,000 of the reserve was reversed as certain costs originally anticipated in the restructuring plan were ultimately not expected to be incurred. In the third quarter of 2005 an additional $26,000 of the reserve was also reversed. At September 30, 2005, there was a remaining liability of $1.7 million, of which $432,000 and $1.3 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had completed the restructuring activities by December 31, 2003. However, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. Additionally, payments of severance and benefits will continue to be made over the varying terms of the individual separation agreements.
     A summary of the changes in the 2002 restructuring charge liability balance for the nine months ended September 30, 2005 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)
Balance at January 1, 2005	$486	$1,962	$2,448
Cash payments	(176)	(223)	(399)
Adjustment to liability	(247)	(113)	(360)

Balance at September 30, 2005	$63	$1,626	$1,689

     In the third quarter of 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million. Of the total charge, $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. At September 30, 2005, a liability remained of $9.6 million (comprised solely of future lease payment obligations), of which $1.7 million and $7.9 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Included in the “Adjustment to liability” amount below are $635,000 of certain facilities costs that will not be incurred offset by a $126,000 noncash adjustment to the liability. Payments under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in the 2001 restructuring charge liability balance for the nine months ended September 30, 2005 is as follows:

(in thousands)
Balance at January 1, 2005	$11,526
Cash payments	(1,437)
Adjustment to liability	(509)

Balance at September 30, 2005	$9,580

Note 14. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability at September 30, 2005, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations.
     Certain retained liabilities of approximately $12 million relating to previously sold operations were reclassified from long-term to current liabilities as the Company anticipates that resolution should occur within the next year. To the extent that Viad’s cash payments are greater or less than the amount reserved, the difference will be recorded through discontinued operations.
     Viad was involved in claims and counter-claims related to unfair competitive practices and violation of intellectual property rights related to Exhibitgroup’s kiosk business. In July 2005, the parties involved settled the litigations and entered into Consent Judgments that recognize the validity and value of Viad’s intellectual property rights, including Viad’s copyrights. The settlement agreement includes payments aggregating $2.0 million to be received by Viad in several installments in 2005 and 2006. During the third quarter of 2005, Viad received a total of $750,000 related to the settlement agreement. Viad has agreed to grant a license with respect to a limited number of Viad’s intellectual property rights, including Viad’s copyrights related to retail merchandising units permitting the manufacturing and sale of certain retail merchandising units in exchange for future payments of royalties.
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
     As of September 30, 2005, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing at September 30, 2005 would be $32.6 million, of which $32.0 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. At September 30, 2005, the aggregate guarantees related to credit or loan arrangements with banks were $538,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Glacier Park’s concession contract with the National Park Service (the “Park Service”), which commenced in 1981, expires at the end of 2005. While the option exists for the Park Service to extend Glacier Park’s contract for up to three years, in October 2005 the Park Service informed Viad that it intends to authorize Glacier Park to continue to provide concession services under its existing contract through at least December 31, 2006. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contract, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. Were Glacier Park’s contract to expire and a new concessionaire to be selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes, Canada, and East Glacier, Montana, which are not part of the concession contract. In such a circumstance, Viad would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed or improvements made to Glacier National Park during the term of the contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2004 operating income.

Note 15. Related Party Transactions
     Prior to the spin-off transaction, distributions from MoneyGram primarily represented cash transfers to “New” Viad in order to fund working capital requirements and for general corporate purposes. Distributions to MoneyGram primarily represented cash payments to fund stockholder dividends, common stock repurchases, interest and principal payments on general corporate debt obligations and certain capital contributions associated with MoneyGram. The pre-spin-off net distributions from MoneyGram were $35.6 million for the nine months ended September 30, 2004.
     As discussed in Note 6 above, in January 2005 Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, no gain or loss was recorded in connection with the transaction. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram share the fixed costs of operating the aircraft and each pays the variable costs depending on the usage by each company. During the three and nine months ended September 30, 2005, Viad received aggregate payments of $393,000 and $985,000, respectively, from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram are recorded as a reduction of expense under the caption “Corporate activities and minority interests” in the consolidated statements of operations.
     In January 2005, Viad received a $4.0 million payment from MoneyGram related to the transfer of certain tax credits pursuant to the Tax Sharing Agreement dated June 30, 2004. Additionally, during the three and nine months ended September 30, 2005, Viad received aggregate payments of $410,000 and $1.2 million, respectively, related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. Viad also received net payments of $282,000 and $965,000 from MoneyGram primarily related to software licensing costs during the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, Viad had a receivable recorded of $243,000 included in the consolidated balance sheets under the caption “Receivable from MoneyGram.”
     Effective September 30, 2005, MoneyGram terminated substantially all services previously provided by Viad under the Interim Services Agreement.

Note 16. Segment Information
     Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and other items. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant noncash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Revenues:
GES	$119,591	$140,745	$468,361	$441,700
Exhibitgroup	27,279	38,129	132,228	130,834
Travel and Recreation Services	44,267	39,707	67,091	60,980

	$191,137	$218,581	$667,680	$633,514

Operating income before restructuring charges:
GES	$1,545	$11,554	$44,441	$46,225
Exhibitgroup	(4,236)	(4,947)	(4,079)	(7,880)
Travel and Recreation Services	19,057	16,922	21,060	20,268

	16,366	23,529	61,422	58,613
Corporate activities and minority interests	(4,103)	(4,085)	(9,869)	(10,442)

	12,263	19,444	51,553	48,171
Interest income	1,061	382	2,632	734
Interest expense	(713)	(776)	(1,872)	(1,734)
Restructuring recoveries (charges):
GES	—	—	73	—
Exhibitgroup	588	—	835	—
Corporate	(358)	(850)	(315)	(1,703)
Impairment losses	(843)	(87,408)	(843)	(87,408)

Income (loss) before income taxes	$11,998	$(69,208)	$52,063	$(41,940)

	September 30,	December 31,
	2005	2004
	(in thousands)
Assets:
GES	$262,701	$255,788
Exhibitgroup	90,760	89,327
Travel and Recreation Services	137,001	117,360
Corporate and other	203,697	195,957

	$694,159	$658,432

Note 17. Discontinued Operations
     Viad recorded income from discontinued operations of $1.3 million and $1.2 million during the three and nine months ended September 30, 2005, respectively, primarily related to net favorable tax settlements associated with previously sold operations.

Note 18. Recent Accounting Pronouncements
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule amending the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad will adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Viad currently estimates that the adoption of SFAS No. 123(R) will result in annual after-tax compensation expense of approximately $1.5 million. This estimate assumes that the number of stock options granted is consistent with 2005 levels and also utilizes Viad’s current stock price. However, because levels of future awards and the fair value assigned thereto are not currently determinable, actual results will differ upon adoption.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Viad’s financial position or results of operations.

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
     The following are financial highlights of the third quarter of 2005 as compared to the third quarter of 2004 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $191.1 million, a 12.6 percent decrease from 2004

•	Net income of $10.7 million versus a net loss of $68.3 million in 2004

•	Diluted income per share of $0.48 versus a loss per share of $3.14 in 2004

•	Asset impairment and related losses of $843,000 ($508,000 after-tax) were recorded in the third quarter of 2005 as GES’s operations in New Orleans were severely impacted by Hurricane Katrina and related events

•	A $1.5 million state tax benefit was recorded in continuing operations in the third quarter of 2005 related to net favorable income tax settlements as compared to $2.4 million in the third quarter of 2004

•	Cash and cash equivalents totaled $143.7 million as of September 30, 2005
     GES
•	Revenues of $119.6 million, a decrease of 15.0 percent from 2004

•	Segment operating income of $1.5 million, a decrease from $11.6 million in 2004
     Exhibitgroup
•	Revenues of $27.3 million, a decrease of 28.5 percent from 2004

•	Segment operating loss of $4.2 million compared to a loss of $4.9 million in 2004
     Travel and Recreation Services
•	Revenues of $44.3 million, an increase of 11.5 percent from 2004

•	Segment operating income of $19.1 million, an increase of 12.6 percent from 2004
Non-GAAP Measures:
     The following discussion includes a presentation of Adjusted EBITDA and Income before impairment losses which are utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, impairment losses, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. “Income before impairment losses” is defined by Viad as income from continuing operations before the after-tax effect of impairment losses and is utilized by management to review operating results of the business without the effects of impairment losses. The presentation of Adjusted EBITDA and Income before impairment losses are supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP.
     Management believes that the presentation of Adjusted EBITDA and Income before impairment losses provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses primarily as performance measures and believes that the GAAP financial measures most directly comparable to these non-GAAP measures are net income and income from continuing operations, respectively. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, noncash depreciation and amortization expense associated with long-lived assets, expenses related to federal and state income taxes, impairment losses, and the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses is used as a financial measure to assess the performance of the business, its use is limited because it does not consider impairment losses. Because Adjusted EBITDA and Income before impairment losses do not consider the above items, a user of Viad’s financial information should consider net income and income from continuing operations, respectively, as important measures of financial performance because they provide more complete measures of the Company’s performance.
     A reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended September 30 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Adjusted EBITDA	$19,139	$24,374	$71,766	$63,397
Impairment losses	(843)	(87,408)	(843)	(87,408)
Interest expense	(713)	(776)	(1,872)	(1,734)
Income tax benefit (expense)	(2,627)	933	(19,181)	(9,594)
Depreciation and amortization	(5,585)	(5,398)	(16,988)	(16,195)
Income from discontinued operations	1,328	—	1,160	—

Net income (loss)	$10,699	$(68,275)	$34,042	$(51,534)

     The decrease in Adjusted EBITDA of $5.2 million for the third quarter of 2005 compared to the third quarter of 2004 was driven by lower segment operating income at GES due to negative show rotation. This was partially offset by improved segment operating results at Exhibitgroup and Travel and Recreation Services and favorable restructuring charges and interest income. The increase in Adjusted EBITDA of $8.4 million for the nine months ended September 30, 2005 compared to 2004 was due to improved segment operating results at Exhibitgroup and Travel and Recreation Services as well as favorable restructuring charges and interest income. Partially offsetting this was lower segment operating income at GES.
     A reconciliation of income before impairment losses to income (loss) from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Income before impairment losses	$9,879	$12,556	$33,390	$29,297
Impairment losses, net of tax	(508)	(80,831)	(508)	(80,831)

Income (loss) from continuing operations	$9,371	$(68,275)	$32,882	$(51,534)

     See “Results of Operations” below for a discussion of impairment losses.

Results of Operations:
Comparison of Third Quarter of 2005 to the Third Quarter of 2004
     In the third quarter of 2005, revenues decreased 12.6 percent to $191.1 million from $218.6 million in the third quarter of 2004. The decrease was primarily due to negative show rotation at GES and Exhibitgroup. Income before income taxes was $12.0 million for the third quarter of 2005 compared to a loss before income taxes of $69.2 million in the third quarter of 2004. During the third quarter of 2005, Viad recorded asset impairment and related losses of $843,000 ($508,000 after-tax) related to damage caused by Hurricane Katrina to GES’s New Orleans facility. In 2004, the Company recorded an impairment charge of $80.4 million ($76.6 million after-tax) representing the entire carrying amount of Exhibitgroup’s goodwill and a charge of $7.0 million ($4.2 million after-tax) representing management’s preliminary estimate of the impairment of the trademark intangible asset at Exhibitgroup. Excluding these items, income before impairment losses for the third quarter of 2005 was $9.9 million compared to $12.6 million in 2004. Viad’s income from continuing operations for the third quarter of 2005 was $9.4 million, or $0.42 per diluted share, up from a loss of $68.3 million, or $3.14 per diluted share, in the third quarter of 2004.
     Net income for the third quarter of 2005 was $10.7 million, or $0.48 per diluted share, including income from discontinued operations of $1.3 million relating to net favorable tax settlements. This compares to a net loss of $68.3 million, or $3.14 per diluted share, in the third quarter of 2004.
     GES. Revenues for GES were $119.6 million for the third quarter of 2005, down 15.0 percent from $140.7 million in the 2004 quarter. The decrease in revenue was the result of negative show rotation. Shows such as International Baking Industry Expo, MINExpo International, International Woodworking Machinery & Furniture Supply Fair and International Manufacturing Technology Show occurred during the third quarter of 2004 but not in 2005. In addition, in the third quarter of 2004, GES served as an official services contractor to the Democratic National Convention.
     Segment operating income was $1.5 million in the third quarter of 2005, down from $11.6 million in the third quarter of 2004 while operating margins decreased to 1.3 percent in 2005 from 8.2 percent in 2004. The decrease in operating income was primarily driven by the decrease in revenue described above and the continued increase in the cost of petroleum-based commodities. Exhibitors are also continuing to use lighter weight components in their exhibits and are bringing fewer products to the show floor, which puts pressure on higher-margin material handling revenue.
     GES’s revenue growth is dependent upon, among other things, show rotation, general economic conditions and levels of exhibitor spending. In general, the exhibition and event industry is experiencing signs of modest growth in terms of square footage and number of exhibitors. Management believes that further improvements in the economy and corporate earnings could lead to increased show spending. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Certain industries have performed very well (i.e. health care and defense) while others have had more difficulty (i.e. certain technology segments). GES has a diversified revenue base and is generally insulated from industry specific trends.
     Although the exhibition and event environment appears to be improving, GES is experiencing pressure on material handling revenue as discussed above. Material handling revenue is a key driver in the official services contractor business model. If this trend continues, future operating margins may be negatively affected. In response to lower material handling revenue and increased labor and other costs, management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor elective spending. Management is also pursuing price increases.
     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, approximately one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.
     Exhibitgroup. Revenues for Exhibitgroup were $27.3 million, down 28.5 percent in the third quarter of 2005 from $38.1 million in the third quarter of 2004. The decrease in revenue was due to show rotation as a European air show that occurred in the third quarter in 2004 took place in the second quarter in 2005. While overall trade show activity improved, many exhibitors continue to reuse or refurbish existing exhibits rather than placing orders for new construction. As a result, the mix of higher-margin construction revenue remains well below historical levels.
     Segment operating loss was $4.2 million in the third quarter of 2005 as compared to a loss of $4.9 million in the third quarter of 2004. The improved operating results were due to management’s continued focus on cost savings, process and quality service improvement initiatives and sales initiatives.

     Although Exhibitgroup is beginning to experience some improvement in exhibit construction activity, including an increase in requests for proposal, visibility over revenues continues to be poor. Future revenues, which are dependent upon customer marketing budgets, could decline and operating income could be similarly affected. Management remains focused on cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to preserve and increase operating margins over the longer-term.
     Travel and Recreation Services. Revenues of the travel and recreation businesses were $44.3 million, an increase of 11.5 percent from $39.7 million in the third quarter of 2004. Segment operating income was $19.1 million for the third quarter of 2005, compared with $16.9 million in 2004. The improvement was due to increased passenger volume at the Banff Gondola as well as from higher occupancy at the Mount Royal Hotel.
     Glacier Park’s concession contract with the National Park Service (the “Park Service”), which commenced in 1981, expires at the end of 2005. While the option exists for the Park Service to extend Glacier Park’s contract for up to three years, In October 2005 the Park Service informed Viad that it intends to authorize Glacier Park to continue to provide concession services under its existing contract through at least December 31, 2006. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contract, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. Were Glacier Park’s contract to expire and a new concessionaire to be selected by the Park Service. Glacier Park’s business would consist of the operations at Waterton Lakes, Canada, and East Glacier, Montana, which are not part of the concession contract. In such a circumstance, Viad would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed or improvements made to Glacier National Park during the term of the contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2004 operating income.
     Net Interest Income (Expense). Net interest income of $348,000 in the third quarter of 2005 improved from net interest expense of $394,000 in the third quarter of 2004. The increase was due to higher average cash and cash equivalent balances and higher yields in the third quarter of 2005 as compared to 2004.
     Income Taxes. The effective tax rate before impairment losses in the third quarter of 2005 was 23.1 percent compared to 31.0 percent for the third quarter of 2004. The relatively low effective tax rates compared to the statutory rate were primarily attributable to net favorable tax settlements.
Comparison of First Nine Months of 2005 to the First Nine Months of 2004
     Revenues for the first nine months of 2005 increased 5.4 percent to $667.7 million from $633.5 million in 2004. The increase was primarily driven by growth in GES’s Products and Services group and continued improvement in the exhibition and event industry as well as by increases in the travel and recreation businesses. Income from continuing operations for the first nine months of 2005 was $32.9 million, or $1.48 per diluted share, up from a loss of $51.5 million, or $2.37 per diluted share, in the first nine months of 2004. Income before impairment losses for the first nine months of 2005 was $33.4 million compared to $29.3 million for 2004. This improvement was primarily driven by the increased revenues described above as well as improved operating margins at Exhibitgroup and in the Travel and Recreation Services segment. Income before income taxes was $52.1 million for the first nine months of 2005 compared with a loss before income taxes of $41.9 million for the comparable period in 2004. Net income for the first nine months of 2005 was $34.0 million, or $1.53 per diluted share, compared to a net loss of $51.5 million, or $2.37 per diluted share, for the first nine months of 2004. Net income for 2005 included income from discontinued operations of $1.2 million, or $0.05 per diluted share, primarily relating to net favorable tax settlements associated with previously sold operations.
     GES. Revenues for GES were $468.4 million for the first nine months of 2005, an increase of 6.0 percent from the 2004 amount of $441.7 million. This increase is primarily due to growth in the Products and Services group. Segment operating income declined to $44.4 million in the first nine months of 2005 from $46.2 million in the 2004 period, down 3.9 percent. Operating margins decreased to 9.5 percent in the first nine months of 2005 from 10.5 percent in the first nine months of 2004. The decrease in operating income was primarily due to higher costs for petroleum-based commodities. Additionally, exhibitors are using lighter weight exhibits and bringing fewer products to the show floor, which puts pressure on higher-margin material handling revenue.
     Exhibitgroup. Exhibitgroup’s revenue was $132.2 million for the first nine months of 2005, slightly above the 2004 amount of $130.8 million. Segment operating loss in the first nine months of 2005 was $4.1 million versus a loss of $7.9 million in the first nine months of 2004. Operating results for 2005 include $4.8 million in legal fees incurred to protect intellectual property rights in the kiosk business. Despite these costs, the improved operating results were due to management’s continued focus on cost savings, process and quality service improvement initiatives and sales initiatives.

     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $67.1 million in the first nine months of 2005, an increase of 10.0 percent from $61.0 million in 2004. Segment operating income was $21.1 million for the first nine months of 2005, compared with $20.3 million for the first nine months of 2004. Operating margins decreased to 31.4 percent in the first nine months of 2005 from 33.2 percent in the first nine months of 2004. The decrease in operating margins was due to the excessive rainfall in Alberta, Canada during the month of June 2005, which resulted in reduced passenger volumes at Brewster’s high-margin gondola and icefield attractions.
     Net Interest Income (Expense). Net interest income of $760,000 in the first nine months of 2005 improved from net interest expense of $1.0 million in the first nine months of 2004. The increase was due to higher average cash and cash equivalent balances and higher yields in 2005 as compared to 2004.
     Income Taxes. The effective tax rate before impairment losses in the first nine months of 2005 was 36.9 percent compared to 35.6 percent for the first nine months of 2004. The relatively low effective tax rates compared to the statutory rate were primarily attributable to net favorable tax settlements.
Liquidity and Capital Resources:
     Cash and cash equivalents were $143.7 million at September 30, 2005 as compared to $115.1 million at December 31, 2004, with the increase primarily due to cash flow from operations and the 50 percent sale of the corporate aircraft as discussed below.
     Viad’s total debt at September 30, 2005 was $17.8 million compared with $21.1 million at December 31, 2004. The debt-to-capital ratio was 0.043 to 1 at September 30, 2005 compared with 0.057 to 1 at December 31, 2004. Capital is defined as total debt plus minority interests and common stock and other equity.
     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. At September 30, 2005, Viad had an outstanding borrowing of $11.4 million under the revolving credit agreement which was used to repay in full certain debt obligations outstanding after the MoneyGram spin-off. Financial covenants include a minimum consolidated net worth requirement of not less than $294.9 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended December 31, 2004; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. At September 30, 2005, Viad was in compliance with all covenants.
     In February 2005, Viad repaid its senior notes outstanding of $2.0 million pursuant to their scheduled maturities.
     Under a Shelf Registration filed with the Securities and Exchange Commission (“SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the nine months ended September 30, 2005 totaled $13.9 million as compared to $9.3 million in the 2004 period. These expenditures primarily related to the purchase of new tour buses at Brewster, certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.
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
     As of September 30, 2005, Viad had recorded goodwill of $149.5 million and $34.8 million related to GES and Travel and Recreation Services, respectively. Goodwill and unamortized intangible assets are typically tested for impairment annually as of October 31 of each year.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.0 million as of September 30, 2005. Of this total, $14.5 million related to workers’ compensation liabilities and the remaining $6.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $13.9 million at September 30, 2005, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $4.6 million and $4.7 million for the nine months ended September 30, 2005 and 2004, respectively.
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
     Stock-based compensation — As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad does not use the fair value method to value stock options in accordance with SFAS No. 123. See Note 2 of notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting. See also Note 18 of notes to consolidated financial statements for a discussion of SFAS No. 123 (revised 2004) which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. Viad will adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of September 30, 2005 and December 31, 2004, Viad had deferred tax assets (net of deferred tax liabilities) of $70.3 million and $74.6 million, respectively.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company maintains reserves associated with various U.S. federal, state and foreign tax audit exposures that may arise in connection with such audits. As of September 30, 2005 and December 31, 2004, Viad had $40.4 million and $47.7 million, respectively, accrued for these exposures. If the reserves are less than amounts ultimately assessed by the taxing authorities, Viad must record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such reserves would be reversed as a reduction of income tax expense, or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $3 million could potentially be resolved or settled during the remainder of 2005 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes which may include amounts related to previously discontinued operations.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule amending the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad will adopt the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Viad currently estimates that the adoption of SFAS No. 123(R) will result in annual after-tax compensation expense of approximately $1.5 million. This estimate assumes that the number of stock options granted is consistent with 2005 levels and also utilizes Viad’s current stock price. However, because levels of future awards and the fair value assigned thereto are not currently determinable, actual results will differ upon adoption.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Viad’s financial position or results of operations.
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, and the realization of restructuring cost savings. Actual results could differ materially from those projected in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation, and growth patterns within the industries in which Viad competes and any deterioration in the economy may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, could affect the forward-looking statements in this quarterly report.

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
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2005, Viad had variable rate debt outstanding of $11.4 million under its revolving credit agreement. Interest payments are indexed to the prime rate or LIBOR. See Note 9 of notes to consolidated financial statements.
     Viad is exposed to foreign exchange risk as it has certain transactions, receivables and payables denominated in foreign currencies. From time to time, Viad utilizes forward contracts to reduce the impact on earnings due to its exposure to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts has historically been immaterial to Viad’s results of operations. As of September 30, 2005, Viad had aggregate contracts to sell $3.6 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.18. Furthermore, the fair value of Viad’s forward exchange contracts was $85,000 and is included in the consolidated balance sheet under the caption “Other current assets.”
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
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2005, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.
     During the third quarter of 2005, the Company completed the implementation of a new financial software application at Exhibitgroup which includes general ledger, accounts receivable, accounts payable and inventory modules. The implementation of the new software was part of a planned systems upgrade at Exhibitgroup and was not made in response to any deficiency in the Company’s internal controls. Except for the preceding change, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

VIAD CORP

(Registrant)

November 8, 2005	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)