Form 10-K
period 2005-12-31
VIAD CORP
filed 2006-03-01
CIK 884219

As filed with the Securities and Exchange Commission on March 1, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
      Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $603 million.
      Registrant had 22,422,697 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2006.
Documents Incorporated by Reference
      A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held May 16, 2006 is incorporated by reference into Part III of this Annual Report.

(This page intentionally left blank)

(This page intentionally left blank)

PART I

Item 1.	Business.
      Viad Corp (“Viad” or the “Company”) is comprised of operating companies and a division which constitute a diversified services business. Viad provides services that address the needs of exhibition organizers and exhibitors, as well as travel and recreation services in the United States and Canada. The Company’s businesses occupy the number one or number two positions in many of the markets in which they compete. They seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users, thereby being considered a value-added provider by Viad’s customers.
      Viad’s services are classified into three reportable business segments, namely (1) GES Exposition Services, Inc. (“GES”), (2) Exhibitgroup/ Giltspur, a division of Viad Corp (“Exhibitgroup”), and (3) Travel and Recreation Services provided by the Brewster Transport Company Limited and Glacier Park, Inc. business units. The reportable business segments have been defined in a manner consistent with Viad’s organizational structure, internal reporting, allocation of resources and operating decision-making. A description of each of Viad’s reportable business segments and recent developments relating to each follows.
      Viad has no customer that comprises more than five percent of its revenues, nor does any Viad reporting segment have a customer comprising more than seven percent of that segment’s revenues.
Viad Business Units
      Viad is built around three operating groups which are leading competitors in their businesses, including businesses that provide services that address the needs of exhibition and event organizers and exhibitors, as well as travel and recreation services in the United States and Canada.
GES
      GES is one of North America’s leading service providers to exhibitions and events that facilitate face-to-face marketing. With a focus on assisting event organizers in all aspects of the preparation, installation and dismantling of an exhibition, convention or special event, GES services some of the most visible and influential events in the exhibition and event industry. In 2005, GES provided services for over 250,000 exhibitor customers, an estimated 2,000 exhibitions and hundreds of events and projects across North America.
      GES provides these services through a network of offices in North America’s most active and popular meeting, exhibition and event destination markets. GES has full service operations in 15 U.S. cities and six Canadian cities.
      GES provides exhibition and event services such as designing, planning, managing, producing, installing and dismantling every aspect of an exhibition and event. Central to GES’s customer base are show organizers, comprised of for-profit show owners, not-for-profit trade associations, show management companies and corporations that plan and manage their own proprietary events. Under its agreements with show organizers, GES will provide services to the show organizer itself and the show organizer will agree that GES will be the exclusive provider of certain services to all exhibitors participating in the exhibition or event. Services provided to show organizers include: general management and planning; concept design, graphics and design; transportation, logistics and material handling services; furnishings and decorating; overhead rigging, cleaning and electrical distribution. Exclusive services provided to exhibitors typically include material handling services, overhead rigging and electrical distribution. The services that GES provides to show organizers generally help the organizer provide the infrastructure necessary to service the attendees and exhibitors of the event and communicate the brand of the show, while the exclusive exhibitor services, which may vary from venue to venue, provide the exhibitors a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the show. In addition to the exclusive services, GES seeks to sell elective services to the exhibitors that participate in the exhibition or event. These elective services include: program management and on-site coordination for exhibitors; furnishings, carpeting and signage; logistics and shipping services; installation and dismantling; storage and refurbishing of exhibits.
      As the official services contractor, GES prepares and sends an Exhibitor Manual to each exhibitor in advance of the show, either by mail or by GES’s internet-based ordering system, GES Online. The Exhibitor Manual contains detailed descriptions of the exclusive and elective services offered by GES and order forms for those services. When GES is not the official services contractor, GES competes with the official services contractor and other specialized contractors to provide to exhibitors the elective services described above.

      GES’s Products and Services group is intended to improve service and add value to the exhibitor through consultation and elective services offerings. It focuses on providing practical advice to exhibitors through multiple channels including telephone (inbound and outbound), internet and fax. Through this group, GES provides a comprehensive service approach designed to enhance return on objectives for exhibitors and ensure a more positive experience and productive show.
Exhibitgroup
      Exhibitgroup is one of the largest and oldest exhibit designers and fabricators in the world, with over 60 years of experience in the exhibit industry. Exhibitgroup is a highly specialized exhibit program manager that is focused on providing integrated exhibit services primarily for major domestic and international corporations. Custom exhibit design and construction is the primary line of business, with custom exhibits, designed from concept using state-of-the-art computer rendering programs, being its core product. Such exhibits vary in size, cost and complexity according to the client’s needs and budget – from carefully developed product showcases to more elaborately themed environments and interactive exhibits. Exhibitgroup’s design team also has the capacity to blend rental components into a client’s custom exhibit to create the desired marketing statement at a lower cost to the client. Some of Exhibitgroup’s exhibits are as large as 40,000 square feet, as high as two stories and may cost up to several million dollars. In addition to its U.S. operations, Exhibitgroup serves clients internationally through its operations in Canada, Germany and England and through partners in various other countries.
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
      Many of Exhibitgroup’s clients attend exhibitions in which GES is the official services contractor or at which GES offers elective services. In these instances, an Exhibitgroup client may engage the services of GES for services such as material handling, carpeting, furniture and similar on-site elective services. Because of the complexity of Exhibitgroup’s custom exhibits, many of Exhibitgroup’s clients are likely to use ExpoServices (Exhibitgroup’s wholly-owned installation and dismantling division) for installation and dismantle services.
      Through its TL Horton Design group, Exhibitgroup is also a leading creator of retail merchandising units, or kiosks, that are generally used in retail stores and shopping malls throughout the world. The design of the kiosks varies depending on the client’s budget and specific needs. All kiosks are designed to draw the attention of potential visitors or customers through a range of alternatives including product displays, entertainment using interactive electronics and information displays. The TL Horton Design group offers clients complete turnkey services related to kiosks, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation.
      Exhibitgroup’s experienced designers, global network of facilities, strategic alliances and innovative technology make Exhibitgroup a leader in its industry. Exhibitgroup has won over 55 design awards since 1997, including 28 prestigious “Best of Show” awards. These awards signify that, either in specific categories or on a general basis, a particular exhibit was chosen as the best at the exhibition by a panel of judges or show attendees.
Travel and Recreation Services
      Travel and recreation services are provided by the Brewster Transport Company Limited (“Brewster”) and Glacier Park, Inc. (“Glacier Park”) business units.
      Brewster. Brewster is a major tourism service operator in Western Canada, delivering tourism products that include two world-class attractions, motorcoach services, charter and sightseeing services, hotel operations, inbound package tour operations and travel agencies. Nearly 80 percent of Brewster’s revenues are earned in the second and third quarters.
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
      Brewster’s inbound package tour operations feature year-round independent package and group tours throughout Canada. These packages – in the segments of motorcoach, rail, self-drive automobile, ski and winter touring – consist of both group and individual tours and may be custom-designed at the time of booking.
      Brewster also operates two hotels in Alberta: the Mount Royal Hotel, which is located in the heart of Banff, and the Columbia Icefield Chalet, which is located on the Icefield Parkway between Lake Louise and Jasper. The hotels cater to leisure travelers.
      Brewster’s travel agencies are affiliated with the American Express travel agency network and service the vacation needs of the residents of the Bow Valley Corridor (Banff, Lake Louise and Canmore). With the American Express affiliation, these travel agencies are able to offer competitive, discounted rates on travel.
      Each Brewster line of business has a different market profile, with customers who differ in terms of geographic origin and travel preferences. To deliver its products and services to the consumer, Brewster utilizes direct to the customer marketing strategies as well as a distribution channel network that includes tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations. Brewster’s major markets are Canada, the United Kingdom, the United States, Australia/ New Zealand, Taiwan/ China, Japan and other European countries.
      Glacier Park. Glacier Park operates four historic lodges and three 1960s-era motor inns in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park, and holds concession contracts for approximately 80 percent of the revenue for services provided within the park’s borders, on the basis of revenue generated. Glacier National Park and Waterton Lakes National Park encompass approximately 1.1 million acres of rugged wilderness and are best known for their spectacular scenery, hiking, glaciers and wildlife. Services provided by Glacier Park include lodging varying from hikers’ cabins to suites, food and beverage operations, retail operations and tour and transportation services. The tour operation utilizes a fleet of 33 authentic 1930s red touring buses that have rollback canvas tops. These well-known “reds” are used to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.
      The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, Glacier Park’s lodges and motor inns have an occupancy level of approximately 96 percent. During the “shoulder” months of June and September, occupancy is approximately 76 percent.
      Tour groups and travel agencies account for approximately 25 percent of Glacier Park’s customers, while individual travelers account for the remaining 75 percent. Demographically, approximately 98 percent of Glacier Park’s guests come from the United States, with 20 percent to 24 percent from the Northwest and 10 percent to 12 percent from the Midwest.
      Glacier Park operates the concession portion of its business under a 25-year concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park and a 42-year lease with the Canadian Government for Waterton Lakes National Park. Glacier Park’s lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. The concession contract with the Park Service expires in December 2006 as the Park Service exercised its right to extend the contract that was to expire on December 31, 2005 for a one-year period and, in its sole discretion, may extend Glacier Park’s concession contract for up to two additional years. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contracts, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. If Glacier Park’s contract expires and a new concessionaire is selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which are not part of the Park Service concession contract. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value.
Competition
      GES and Exhibitgroup generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services. Most of the competitors of GES and Exhibitgroup are privately-held companies; limited information about these companies is available. Based on internal estimates, the Freeman Companies and Champion Exposition Services are the principal competitors of GES, and The George P. Johnson Company, Exhibit Works and Derse are the principal competitors of Exhibitgroup. The operations of Brewster and Glacier Park generally compete on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package-tour business, hotel and restaurant facilities and charter companies.
Intellectual Property
      Viad owns a number of trademarks, patents and copyrights. The Viad companies own or have the right to many registered trademarks used in their various businesses, including, among others, GES®, GES Exposition Services®, GES Canadasm, ExhibitSelect®, INTERKIT®, GES at Your Service®, GES Servicenter®, GES National Servicentersm, HANG:RZ®, Trade Show Electrical®, Exhibitgroup/ Giltspur®, ExpoTech®, Exhibitgroup®, egXpresssm, eg@worksm, WAM! The Wireless Ambassador® and LUMA2 & Design®. Some of the Company’s trademarks are also registered outside the United States, including Maxim®, Royal Glacier Tours®, Emax®, Exhibitgroup® and Giltspur®. United States trademark registrations are for a term of ten years, renewable every ten years as long as the trademarks are used in the regular course of trade.
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
Government Regulation
      Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal regulations affecting the day-to-day businesses are rules and regulations relating to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act) and regulations relating to national parks (such as regulations enacted by the U.S. Department of the Interior and the U.S. National Park Service).
Employees
      Viad’s businesses had approximately 3,390 employees as of December 31, 2005 as follows:

		Regular Full-Time
		Employees Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

GES	2,610	1,100
Exhibitgroup	550	180
Travel and Recreation Services	230	50
      Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2006 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.
      Viad had 54 employees at its corporate center as of December 31, 2005 providing management, financial and accounting, internal auditing, tax, administrative, human resources, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is managed by a Board of Directors comprised of seven non-employee directors and two employee directors and has an executive management team consisting of six Viad officers (including the two employee directors) and three principal executives of significant operating divisions or companies.
Seasonality
      Exhibition and event activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). Viad’s travel and recreation businesses experience peak activity during the summer months. Viad’s 2005 quarterly income before impairment losses, as a percentage of the full year’s income before impairment losses, was approximately 33 percent (first quarter), 30 percent (second quarter), 27 percent (third quarter), and ten percent (fourth quarter). See “Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors – Exhibition rotation may impact overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 20 and 21 of notes to consolidated financial statements. Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of “Non-GAAP Measures” including “Income before impairment losses.”
Spin-off of MoneyGram International, Inc.
      On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. For further discussion of this transaction, refer to Note 1 of notes to consolidated financial statements.
      Upon completion of the MoneyGram spin-off, Viad effected a one-for-four reverse stock split of Viad’s common stock, whereby every four shares of Viad common stock became one share of Viad common stock. The one-for-four reverse stock split was approved at the annual Viad stockholders meeting in May 2004.
Financial Information about Restructuring Charges and Recoveries
      Information regarding restructuring charges and recoveries is provided in Note 16 of notes to consolidated financial statements.
Financial Information about Segments
      Business segment financial information is provided in Note 20 of notes to consolidated financial statements.
Financial Information about Geographic Areas
      Geographic area financial information is provided in Note 20 of notes to consolidated financial statements.
Annual Certifications of Viad’s CEO and CFO
      The listing standards of the New York Stock Exchange (“NYSE”) require the chief executive officer of each listed company to submit to the NYSE within 30 days after the company’s annual stockholders meeting an “Annual CEO Certification” certifying that the chief executive officer is not aware of any violation by the company of the corporate governance listing standards of the NYSE. Viad held its annual stockholders meeting on May 17, 2005. Mr. Robert H. Bohannon, Chief Executive Officer of Viad, submitted a signed “Annual CEO Certification” to the NYSE on June 16, 2005.
      The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of Viad are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report.
Available Information
      Viad files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F. Street N.E., Washington, D.C. 20549 and on the internet site (www.sec.gov) maintained by the SEC. Information regarding the operation of the public reference section can be obtained by calling 1-800-SEC-0330.

      Viad’s principal internet address is www.viad.com. Viad makes available free of charge on www.viad.com its annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.
      Viad maintains a corporate governance page on its website at www.viad.com/governance.htm, which includes key information about its corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, and Code of Ethics which are also available in print to any shareholder upon request.
      Item 1A.     Risk Factors.
      Because of the following, as well as other variables affecting Viad’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Viad’s businesses and operating results are adversely affected by deterioration in general economic conditions.
      Viad’s businesses are highly sensitive to fluctuations in general economic conditions and are impacted by increases and decreases in costs of materials and operating supplies. Operating results for GES and Exhibitgroup depend largely on the number of exhibitions held and on the size of exhibitors’ marketing expenditures. These factors depend in part on the strengths or weaknesses of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease during periods of adverse economic conditions and increase when general economic conditions are positive.
      Further, many exhibitors view a portion of their marketing budget as discretionary, and, as a result, marketing budgets are frequently among the first expenditures reduced by exhibitors when general economic conditions deteriorate, resulting in exhibitors reusing or refurbishing old exhibits rather than purchasing new exhibits. Marketing expenditures often are not increased, and new exhibits not purchased, until general economic conditions improve. As a result, during periods of adverse general economic conditions, the operating results of GES and Exhibitgroup may be adversely affected.
      Similarly, revenues from the travel and recreation businesses depend largely on the amount of disposable income that consumers have available for travel. This amount decreases during periods of weak general economic conditions.

Viad’s businesses are adversely affected by disruptions in the travel industry, particularly those adversely affecting the hotel and airline industries.
      The success of Viad’s businesses depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees or other travelers, to travel, which is in turn dependent upon their ability and willingness to find and use transportation alternatives and accommodations. As a result, factors adversely affecting the travel industry as a whole, and particularly the airline and hotel industries, generally also adversely affect Viad’s businesses and results of operations. Factors that could adversely affect the travel industry as a whole include high or rising fuel prices, increased security requirements, weather conditions, airline accidents and international political instability and hostilities. Unexpected events of this nature in the future, or other events that may have an impact on the availability and pricing of air travel and accommodations, could materially adversely affect Viad’s businesses and results of operations.

Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods.
      GES generally reports higher revenues during the first and second quarters of each year. GES reports its lowest revenues in the fourth quarter and Exhibitgroup reports its lowest revenues in the third quarter. The travel and recreation businesses are also seasonal, experiencing peak activity during the second and third quarters — these quarters accounted for approximately 84 percent of the travel and recreation businesses’ 2005 revenues. Because of the seasonal nature of these businesses, adverse events or conditions occurring during peak periods could particularly affect the operating results of Viad’s businesses.

Exhibition rotation may impact overall profitability and makes comparisons between periods difficult.
      The business activities of GES and Exhibitgroup are largely dependent upon the frequency, timing and location of exhibitions and events. For example, some large exhibitions are not held annually (they may be held once every two or three years or longer), and some large exhibitions may be held at a different time of year than the times at which they have historically been held. In addition, the same exhibition may be held in different locations in different years.

      The results of operations of GES and Exhibitgroup can fluctuate significantly as a result of this rotation. The geographic rotation of exhibitions requires Viad to maintain a high degree of flexibility of resources (including personnel and equipment) and may result in a business generating lower margins in a given period if exhibitions shift to higher-cost cities. As a consequence of these factors, the operating results for these businesses may fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

Transportation disruptions could adversely affect Viad’s businesses and operating results.
      GES and Exhibitgroup rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities and customer facilities. If they were unable to secure the services of these independent transportation carriers at favorable rates, it could have a material adverse affect on these businesses and their results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a material adverse affect on their businesses and operating results.

Union-represented labor creates an increased risk of work stoppages and higher labor costs.
      A significant portion of Viad’s employees are unionized and Viad is party to over 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If labor negotiations force the Company to increase wages or benefits and thus increase total labor costs, the increased costs could either be absorbed (which adversely affect operating margins) or passed to the customers, which may lead customers to turn to other vendors in response to higher prices. In either event, Viad’s businesses and results of operations could be adversely affected.
      Moreover, if the Company were unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or other work stoppage. If a strike were to occur, Viad might be unable to find substitute workers with the necessary skill sets to perform many of the services, and this could adversely affect the Company’s businesses and results of operations.

Viad competes in competitive industries, and increased competition could negatively impact operating results.
      Viad competes in highly competitive industries. Competition in the convention and event services and exhibit design and construction services industries is on the basis of price and service level, among other things. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, Viad may be required to lower its prices and rates, thereby adversely affecting operating results. If Viad were unable to meet the challenges presented by the competitive environment, results of operations and financial condition may be adversely affected.

The failure of a large customer to renew its services contract or the loss of business from convention facilities may adversely impact revenues.
      Although no single customer accounts for more than seven percent of the revenue of any of Viad’s business segments, GES is dependent upon a relatively small number of large exhibition show organizers and Exhibitgroup has a number of large customer accounts. The loss of any of these large customers may adversely affect results of operations.
      In addition, GES’s revenues may be significantly impacted if certain convention facilities chose to in-source electrical, plumbing and other services that have represented revenue-generating opportunities for GES. When GES is hired as the official services contractor for an exhibition, the exhibition organizer contractually grants GES an exclusive right to perform these electrical and plumbing services, subject in each case to the convention facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many convention facilities are currently under financial pressure as a result of conditions generally affecting their industry, including decreased usage and revenues. As a result, some of these convention facilities may seek to in-source all or a large portion of these services. If a large number of facilities with which GES has these relationships seek to move these facilities services in-house, GES’s revenues and operating results could be affected.

Viad’s key businesses are relationship driven.
      The business activities of GES and Exhibitgroup are heavily focused on client relationships, and, specifically, on very close collaboration and interaction between teams from the client and GES or Exhibitgroup, as the case may be. This close relationship requires the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important customers if a key member of the account team were to cease employment with the Company and take that customer to a competitor.

Liabilities relating to prior and discontinued operations may adversely affect results of operations.
      Viad and its predecessors have a corporate history spanning over seven decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food and fresh meats. Some of these businesses used raw materials that have been, and may continue to be, the subject of litigation. Moreover, some of the raw materials used, and the waste produced, by these businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification or warranty claims involving sold subsidiaries as well as from past operations of those of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover these future liabilities, results of operations could be materially affected if future events or proceedings contradict current assumptions, and reserves or insurance become inadequate.
Item 1B.     Unresolved SEC Staff Comments.
      None.

Item 2.	Properties.
      Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom and Germany. The following information summarizes Viad and its subsidiaries’ principal properties as of December 31, 2005.
      Viad’s headquarters are located at 1850 North Central Avenue, Suite 800 in Phoenix, Arizona 85004-4545. Excluding space which is subleased to third parties, Viad leases approximately 57,500 square feet.
      GES operates 14 offices and 24 multi-use facilities (exhibit construction, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 882,000 square feet. Three of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for three offices and seven multi-use facilities that are located in Canada. GES corporate headquarters are located in Las Vegas, Nevada.
      Exhibitgroup operates nine offices and 19 multi-use facilities (exhibit construction, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 476,000 square feet. All properties are leased and are located in the United States, except for one office located in Toronto, Canada, one office located in Sheffield, England and one multi-use facility located in Velbert, Germany. Exhibitgroup corporate headquarters are located in Roselle, Illinois.
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
      Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2005 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.
      Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure for actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Other.	Executive Officers of Registrant.
      The names, ages and positions of the Executive Officers of Viad as of the filing of this Annual Report, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Robert H. Bohannon	61
Chairman of the Board, President and Chief Executive Officer since January 1997; prior thereto, President and Chief Operating Officer of Viad from 1996; and prior thereto, President and Chief Operating Officer of Travelers Express Company, Inc., a former subsidiary of Viad, from 1993.

Paul B. Dykstra	44
Chief Operating Officer since January 2006; prior thereto, President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. since 1999; and prior thereto, Executive Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

Kimbra A. Fracalossi	46
President and Chief Executive Officer of Exhibitgroup/Giltspur, a division of Viad, since July 2002; prior thereto, Chief Financial Officer of Viad since September 2000; and prior thereto, Vice President-Strategic Planning and Investor Relations since May 1999 and Executive Director of Corporate Development since January 1998.

Ellen M. Ingersoll	41
Chief Financial Officer since July 2002; prior thereto, Vice President-Controller or similar position since January 2002; prior thereto, Controller of CashX, Inc., a service provider of stored value internet cards, from June 2001 through October 2001; prior thereto, Operations Finance Director of LeapSource, Inc., a provider of business process outsourcing, since January 2000; and prior thereto, Vice President and Controller of Franchise Finance Corporation of America since May 1992.

G. Michael Latta	43
Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

David G. Morrison	57
President and Chief Executive Officer of Brewster Transport Company Limited, a subsidiary of Viad, since 1980; prior thereto, Vice President and General Manager and Vice President-Administration and Controller from 1977; and prior thereto, Controller from 1975.

Suzanne Pearl	43
Vice President-Human Resources since September 2000; prior thereto, Executive Director, Compensation from 1998; prior thereto, Manager, Executive Compensation from 1993; and prior thereto, held other positions since joining the Company in 1988.

		Business Experience During the Past
Name	Age	Five Years and Other Information

Kevin M. Rabbitt	34
President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2006; prior thereto, Executive Vice President, Chief Operating Officer since April 2005; prior thereto, Executive Vice President, Products and Services group since December 2003; prior thereto, Executive Vice President, Operations and Services since July 2003; prior thereto, Vice President, National Operations since 2002; prior thereto, senior Consultant for Bain and Company from 2001 to 2002, and prior thereto, President and Chief Operating Officer for Texas Ice Stadium from 1998 to 1999.

Scott E. Sayre	59
Vice President, General Counsel and Secretary since September 2000; prior thereto, Assistant General Counsel and Secretary from 1997; prior thereto, Assistant General Counsel from 1992; and prior thereto, held other positions since joining the Company in 1979.

      The term of office of the Executive Officers is until the next annual organization meeting of the Board of Directors of Viad or its subsidiaries which is scheduled for May of this year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, Cincinnati, Pacific and Philadelphia Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Composite Tape and the cash dividends declared for the two years ended December 31. Share prices and dividends declared for the first and second quarters of 2004 are before the spin-off of MoneyGram and the one-for-four reverse stock split that followed:
SALES PRICE RANGE OF COMMON STOCK

	2005		2004

	High	Low	High	Low

First Quarter	$28.92	$26.13	$26.33	$23.05
Second Quarter	$29.71	$25.04	$27.40	$23.11
Third Quarter	$32.18	$26.21	$28.00	$21.84
Fourth Quarter	$32.00	$25.38	$29.33	$20.45
DIVIDENDS DECLARED ON COMMON STOCK

	2005	2004

February	$0.04	$0.09
May	0.04	0.09
August	0.04	0.04
November	–	0.04
December	0.04	–

Total	$0.16	$0.26

      Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October.
      As of January 31, 2006, there were 7,969 stockholders of record of Viad’s “new” common stock following the one-for-four reverse stock split. There also were 10,608 stockholders of record as of January 31, 2006 that had not converted pre-split common stock of Viad into the new, post-split common stock. Accordingly, there were a total of 18,577 stockholders of record as of January 31, 2006.
      For information regarding security ownership of certain beneficial owners and management and related stockholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

      No repurchases of Viad common stock were made in 2005 as part of an open market stock repurchase program. Set forth below is a table showing the total number of shares of Viad common stock repurchased in 2005 by Viad from employees and former employees who surrendered to Viad their already owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the exercise of stock options or vesting of restricted stock:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
				Approximate Dollar
	Total Number		Total Number of Shares	Value) of Shares that
	of Shares	Average Price	Purchased as Part of	May Yet Be Purchased
	Purchased	Paid Per	Publicly Announced Plans	Under the Plans or
Period(1)	(#)	Share ($)	or Programs	Programs(2),(3)

January 2005	7,145	28.28	–	–
February 2005	2,433	27.10	–	–
March 2005	40,654	27.10	–	–
May 2005	2,259	27.30	–	–
June 2005	557	28.40	–	–
July 2005	1,822	29.34	–	–
August 2005	3,008	30.21	–	–
December 2005	3,223	31.79	–	–

Total	61,101	27.72	–	–

(1)	Months with no share repurchases have been excluded from the table.

(2)	Under authorization by its Board of Directors, Viad may repurchase at prevailing prices on the open market its common stock for the purpose of replacing stock issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.

(3)	On February 3, 2006, Viad announced a program authorized by its Board of Directors to repurchase up to one million shares of Viad common stock from time to time at prevailing prices in the open market.

(This page intentionally left blank)

Item 6.	Selected Financial Data.
VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Convention show services	$560,858	$535,527	$521,433	$568,301	$604,148
Exhibit design and construction	191,463	182,670	195,832	217,932	279,896
Travel and recreation services	73,933	67,460	53,203	58,253	61,453

Total revenues	$826,254	$785,657	$770,468	$844,486	$945,497

Income (loss) from continuing operations(1),(2)	$36,514	$(58,329)	$21,091	$8,395	$(40,603)
Income from discontinued operations, net of tax(3)	1,240	2,327	–	–	–
Change in accounting principle, net of tax(4)	–	–	–	(37,739)	–

Net income (loss)	$37,754	$(56,002)	$21,091	$(29,344)	$(40,603)

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations(1),(2)	$1.64	$(2.68)	$0.97	$0.39	$(1.88)
Income from discontinued operations, net of tax(3)	0.06	0.10	–	–	–
Change in accounting principle, net of tax(4)	–	–	–	(1.74)	–

Net income (loss) per common share	$1.70	$(2.58)	$0.97	$(1.35)	$(1.88)

Weighted average outstanding and potentially dilutive common shares	22,253	21,741	21,654	21,679	21,580

Basic Income (Loss) per Common Share
Income (loss) from continuing operations(1),(2)	$1.65	$(2.68)	$0.98	$0.39	$(1.90)
Income from discontinued operations, net of tax(3)	0.06	0.10	–	–	–
Change in accounting principle, net of tax(4)	–	–	–	(1.75)	–

Net income (loss) per common share	$1.71	$(2.58)	$0.98	$(1.36)	$(1.90)

Weighted average outstanding common shares	22,070	21,741	21,555	21,544	21,375

Dividends declared per common share	$0.16	$0.08	$–	$–	$–

Balance Sheet Data at Year-End
Total assets	$685,690	$658,432	$682,096	$673,356	$732,848
Total debt and capital lease obligations(5)	17,352	21,054	50,092	66,778	73,703
Common stock and other equity	396,969	346,505	333,871	266,163	333,440
Other Data
Adjusted EBITDA(6)	$77,350	$61,353	$63,873	$47,083	$(18,029)

(1)	Includes restructuring charges, recoveries and other items (after-tax) of $438,000 income, or $0.02 per diluted share, in 2005; $763,000 expense, or $0.04 per diluted share, in 2004; $3.0 million income, or $0.14 per diluted share, in 2003; $12.1 million expense, or $0.56 per diluted share, in 2002; and $55.3 million expense, or $2.56 per diluted share, in 2001. Also includes impairment losses (after-tax) of $508,000, or $0.02 per share and $81.6 million, or $3.75 per share, in 2005 and 2004, respectively. See Notes 2 and 16 of notes to consolidated financial statements for further explanation.

(2)	Effective January 2002, Viad ceased amortizing goodwill and certain intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In

2001, excluding previously expensed amortization, Viad’s loss from continuing operations and corresponding diluted loss per share would have been $33.0 million, or $1.53 per diluted share.

(3)	Viad recorded income from discontinued operations of $1.2 million and $2.3 million in 2005 and 2004, respectively, primarily related to net favorable tax settlements associated with previously sold operations.

(4)	In accordance with the adoption of SFAS No. 142, in 2002 Viad completed the transitional impairment test of goodwill and recorded a transitional impairment loss (after-tax) of $37.7 million related to goodwill at Exhibitgroup/ Giltspur.

(5)	Includes long-term debt prior to the spin-off of MoneyGram based on the prorated level of debt (other than debt related to employee benefit plans) estimated to be owed by Viad immediately following the spin-off of MoneyGram.

(6)	Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. Adjusted EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, impairment losses, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of “Non-GAAP Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with Viad Corp’s consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Viad Corp’s actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Annual Report.
Overview:
      Viad Corp (“Viad” or the “Company”) operates in three reportable business segments as follows:
      GES – GES Exposition Services, Inc. (“GES”) and its affiliates provide exhibition and event services throughout North America consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’s customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation; material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling.
      Exhibitgroup – Exhibitgroup/ Giltspur (“Exhibitgroup”) and its affiliates specialize in the custom design, construction, installation and warehousing of convention and event exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup offers exhibit design and construction and exhibit program management services for clients in varied industries that participate in exhibitions, corporate and specialty events, road shows and other “face-to-face” marketing. Exhibitgroup also refurbishes and leases exhibits, designs and builds kiosks and permanent displays, and provides exhibit transportation, installation, dismantling and warehousing services.
      Travel and Recreation Services – Brewster Transport Company Limited (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and package tours and other sightseeing services, hotel operations and travel agencies. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada.
      The following 2005 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)

–	Total revenues of $826.3 million, an increase of 5.2 percent
–	Net income of $37.8 million compared to net loss in 2004 of $56.0 million
–	Diluted net income per share of $1.70 compared to diluted net loss per share in 2004 of $2.58
–	Asset impairment and related losses of $843,000 ($508,000 after-tax) were recorded in 2005 as GES’s operations in New Orleans were severely impacted by Hurricane Katrina and related events
–	Restructuring recoveries of $743,000 ($438,000 after-tax) were recorded in 2005, compared to restructuring charges of $1.2 million ($763,000 after-tax) in 2004
–	Tax benefits of $4.7 million were recorded in continuing operations in 2005 related to net favorable income tax settlements as compared to $2.4 million in 2004
–	Income from discontinued operations of $1.2 million in 2005 related to net favorable tax settlements associated with previously sold operations compared to $2.3 million in 2004
–	Cash and cash equivalents were $152.6 million as of December 31, 2005
–	Debt was $17.4 million as of December 31, 2005
     GES

–	Revenues of $568.0 million, an increase of 5.2 percent
–	Segment operating income of $43.6 million compared to $43.3 million in 2004

     Exhibitgroup

–	Revenues of $184.3 million, an increase of 3.5 percent
–	Segment operating income of $511,000 compared to segment operating loss in 2004 of $9.6 million
     Travel and Recreation Services

–	Revenues of $73.9 million, an increase of 9.6 percent
–	Segment operating income of $20.1 million, an increase of 1.8 percent
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
      Management believes that the presentation of Adjusted EBITDA and Income before impairment losses provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses primarily as performance measures and believes that the GAAP financial measures most directly comparable to these non-GAAP measures are net income and income from continuing operations, respectively. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses, and the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses is used as a financial measure to assess the performance of the business, its use is limited because it does not consider impairment losses. Because Adjusted EBITDA and Income before impairment losses do not consider the above items, a user of Viad’s financial information should consider net income and income from continuing operations, respectively, as important measures of financial performance because they provide more complete measures of the Company’s performance.
      A reconciliation of Adjusted EBITDA to net income (loss) is as follows:

	2005	2004	2003

	(in thousands)
Adjusted EBITDA	$77,350	$61,353	$63,873
Impairment losses	(843)	(88,699)	–
Interest (expense) recoveries	(2,554)	(2,267)	1,080
Income tax expense	(15,326)	(5,346)	(21,361)
Depreciation and amortization	(22,113)	(23,370)	(22,501)
Income from discontinued operations	1,240	2,327	–

Net income (loss)	$37,754	$(56,002)	$21,091

      The increase in Adjusted EBITDA of $16.0 million from 2004 compared to 2005 was driven by favorable operating income at Exhibitgroup and to a lesser extent GES, as well as by favorable restructuring and corporate costs and by higher interest income. The decrease in Adjusted EBITDA of $2.5 million from 2003 compared to 2004 was driven by lower operating income at Exhibitgroup and unfavorable restructuring charges. Partially offsetting this was higher operating income at GES and Travel and Recreation Services.
      A reconciliation of Income before impairment losses to income (loss) from continuing operations is as follows:

	2005	2004	2003

	(in thousands)
Income before impairment losses	$37,022	$23,278	$21,091
Impairment losses, net of tax	(508)	(81,607)	–

Income (loss) from continuing operations	$36,514	$(58,329)	$21,091

      See “Results of Operations” below for a discussion of fluctuations in Income before impairment losses.
Results of Operations:
2005 vs. 2004:
      Revenues for 2005 increased 5.2 percent to $826.3 million from $785.7 million in 2004. Growth in GES’s Products and Services group and continued improvement in the exhibition and event industry as well as increases in the travel and recreation business contributed to the increase. Income before income taxes was $51.8 million for 2005 compared with a loss before income taxes of $53.0 million for 2004. During 2005, Viad recorded asset impairment and related losses of $843,000 ($508,000 after-tax) related to damage caused by Hurricane Katrina to GES’s New Orleans facility. In 2004, the Company recorded an impairment charge of $80.4 million ($76.6 million after-tax) representing the entire carrying amount of Exhibitgroup’s goodwill and a charge of $8.3 million ($5.0 million after-tax) related to the trademark intangible asset at Exhibitgroup. Excluding these items, income before impairment losses for 2005 was $37.0 million compared to $23.3 million in 2004. The increase in income before impairment losses was primarily driven by improved operating margins at Exhibitgroup, and to a lesser extent, an increase in net interest income combined with lower corporate activities costs. In addition, Viad recorded tax benefits of $4.7 million in continuing operations in 2005 related to net favorable tax settlements as compared to $2.4 million in 2004. Income from continuing operations for 2005 was $36.5 million, or $1.64 per diluted share, up from a loss of $58.3 million, or $2.68 per diluted share, in 2004. Net income for 2005 was $37.8 million, or $1.70 per diluted share, compared to a net loss of $56.0 million, or $2.58 per diluted share, for 2004.
      Net income for 2005 included income from discontinued operations of $1.2 million, or $0.06 per diluted share, primarily related to net favorable tax settlements associated with previously sold operations, compared to $2.3 million in 2004, or $0.10 per diluted share.
      GES. Revenues for GES were $568.0 million for 2005, an increase of 5.2 percent from the 2004 amount of $540.1 million. The increase was primarily due to a 6.8 percent increase in base same-show growth over 2004, which is revenue growth generated from shows that occur in the same city and same quarter each year. This growth was attributed to continued improvement in the exhibition and event industry and to increased efforts of the Products and Services group, which provides elective services to exhibitors.
      Segment operating income increased slightly to $43.6 million in 2005 from $43.3 million in 2004. Operating margins decreased to 7.7 percent in 2005 from 8.0 percent in 2004 as a result of the change in revenue mix from material handling revenue to products and services revenue. Exhibitors are using lighter weight exhibits and bringing fewer products to the show floor, which puts pressure on higher-margin material handling revenue. Higher petroleum costs and the disruption of exhibition activity caused by Hurricane Katrina also had a negative impact on GES’s operating margins. During the third quarter of 2005, Viad recorded asset impairment and related losses of $843,000 ($508,000 after-tax) related to damage caused by Hurricane Katrina to GES’s New Orleans facility. GES’s New Orleans operation has historically generated less than five percent of its annual revenue and at the time of the hurricane, GES had already realized a majority of the 2005 revenue budgeted for New Orleans. GES is in the process of filing property and business interruption claims with its insurer.
      GES’s revenue growth is dependent upon, among other things, show rotation, general economic conditions and levels of exhibitor spending. In general, the exhibition and event industry is experiencing signs of modest growth in terms of square footage and number of exhibitors. Management believes that further growth in the economy and corporate earnings could lead to increased show spending. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Additionally, exhibitors in industries undergoing significant consolidation tend to underperform. This has the effect of reducing the number of buyers and/or sellers. GES has a diversified revenue base and is generally insulated from industry specific trends.

      Although the exhibition and event environment appears to be improving, GES is experiencing pressure on material handling revenue as discussed above. Material handling revenue is a key driver in the official services contractor business model. If this trend continues, future operating margins may be negatively affected. In response to lower material handling revenue and increased labor and other costs, management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor elective spending. Management is also implementing a petroleum surcharge and pursuing price increases.
      GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, approximately one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.
      Exhibitgroup. Revenue for Exhibitgroup was $184.3 million for 2005, an increase of 3.5 percent from the 2004 amount of $178.1 million. Segment operating income for 2005 was $511,000 versus a loss of $9.6 million in 2004. Operating results for 2005 include $3.8 million in legal fees (net of $1.0 million in recoveries) incurred to protect intellectual property rights in Exhibitgroup’s kiosk business as discussed below. Despite these costs, the significant improvement in operating results was due to management’s continued focus on initiatives to increase sales and gross margins and to drive cost savings, process and quality service improvements. Exhibitgroup’s 2005 operating results also benefited somewhat from a slight improvement in the mix of construction revenue, particularly in the third and fourth quarters. Construction revenue has higher margins than show services provided by Exhibitgroup.
      While the mix of construction revenue (including kiosk construction) improved slightly in 2005 as compared to 2004, it remains in the range of 20 to 30 percent of Exhibitgroup’s total revenue. This range is well below the historical norms of 40 to 45 percent, as many exhibitors continue to reuse or refurbish existing exhibits rather than placing orders for new construction.
      Although Exhibitgroup is experiencing improvement in exhibit construction activity, including an increase in requests for proposal and a slight improvement in construction revenue mix, visibility over future revenues continues to be poor. Future revenues, which are dependent upon customer marketing budgets, could decline and operating income could be similarly affected. Management remains focused on sales initiatives, cost control, productivity enhancements, customer service improvements and innovative pricing strategies in order to grow revenues and to preserve and increase operating margins over the longer-term.
      During the year, Viad was involved in claims and counter-claims related to unfair competitive practices and violation of intellectual property rights related to Exhibitgroup’s kiosk business. In July 2005, the parties involved settled the litigations and entered into Consent Judgments that recognize the validity and value of Viad’s intellectual property rights, including Viad’s copyrights. The settlement agreement includes payments aggregating $2.0 million to be received by Viad; $1.0 million of which was received in 2005 with the remainder to be received in 2006. Viad has agreed to grant a license with respect to a limited number of Viad’s intellectual property rights, including Viad’s copyrights related to retail merchandising units permitting the manufacture and sale of certain retail merchandising units in exchange for future payments of royalties.
      Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $73.9 million for 2005, an increase of 9.6 percent from $67.5 million in 2004. The improvement was due to increased occupancy at Brewster’s Mount Royal Hotel and at Glacier Park’s inns and lodges, as well as a 5.4 percent increase in passenger volume at the Banff Gondola. Segment operating income was $20.1 million for 2005, compared with $19.8 million for 2004. Operating margins decreased to 27.2 percent for 2005 from 29.3 percent in 2004 due to higher fuel costs and certain maintenance expenses.
      Glacier Park operates the concession portion of its business under a 25-year concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park and a 42-year lease with the Canadian Government for Waterton Lakes National Park. Glacier Park’s lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. The concession contract with the Park Service expires in December 2006 as the Park Service exercised its right to extend the contract that was to expire on December 31, 2005 for a one-year period and, in its sole discretion, may extend Glacier Park’s concession contract for up to two additional years. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contracts, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. If Glacier Park’s contract expires and a new concessionaire is selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which are not part of the Park Service concession contract. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2005 operating income.
      Corporate Activities. Corporate activities expense decreased $1.5 million from 2004 to 2005. This was primarily related to a reduction in certain insurance related costs of approximately $800,000 and an increase in interim services expense reimbursements from MoneyGram of approximately $600,000. A majority of the services provided in the Interim Services Agreement were terminated in September 2005. The remaining services will terminate in June 2006.
      Net Interest Income (Expense). Net interest income of $1.4 million for 2005 improved from net interest expense of $1.0 million for 2004. The increase was due to higher average cash and cash equivalent balances and higher yields on those balances in 2005 as compared to 2004.
      Income Taxes. The effective tax rate before impairment losses for 2005 was 29.7 percent compared to 34.8 percent for 2004. The relatively low effective tax rates compared to the statutory rate were primarily attributable to net favorable tax settlements of $4.7 million and $2.4 million in 2005 and 2004, respectively.
2004 vs. 2003:
      Revenues for 2004 increased 2.0 percent to $785.7 million from $770.5 million in 2003. Revenue growth at GES and Travel and Recreation Services was largely offset by lower revenue at Exhibitgroup. Loss from continuing operations before income taxes was $53.0 million for 2004, compared to income of $42.5 million in 2003. Viad’s loss from continuing operations was $58.3 million, or $2.68 per share, compared to income of $21.1 million, or $0.97 per share, in 2003. Excluding the goodwill and intangible asset impairment losses recorded in 2004 related to Exhibitgroup, income before impairment losses (see “Non-GAAP Measures” above) was $23.3 million, or $1.07 per share, versus $21.1 million, or $0.97 per share, in 2003. The increase was primarily driven by improved segment operating income in the Travel and Recreation Services segment and at GES, which was largely offset by decreased operating results at Exhibitgroup.
      Viad recorded income from discontinued operations of $2.3 million, or $0.10 per share, in 2004 related to tax matters associated with previously sold operations, primarily favorable foreign tax settlements. Including income from discontinued operations, Viad’s 2004 net loss was $56.0 million, or $2.58 per share, compared to net income of $21.1 million, or $0.97 per share, in 2003.
      GES. Revenues for GES were $540.1 million for 2004, an increase of 8.3 percent compared to $498.7 million in 2003. This increase largely resulted from an increase in revenues from GES’s Products and Services group as well as the result of positive show rotation. This rotation included shows such as International Manufacturing Technology Show, MINExpo, International Baking Industry Expo and International Woodworking Machinery & Furniture Supply Fair, which occurred in 2004 but not in 2003. Favorable rotation from these shows was partially offset by negative show rotation in the second quarter of 2004 as well as the loss of the 2004 North American International Auto Show in Detroit (due to certain contractor requirements). In addition, GES benefited from modest same-show growth in 2004 as the exhibition industry saw a slight overall increase in the size of shows as well as an increase in the number of exhibitors and attendees.
      Segment operating income was $43.3 million for 2004, up 7.7 percent from $40.2 million in 2003. Operating margins decreased slightly to 8.0 percent in 2004 from 8.1 percent in 2003. GES experienced pressure on margins due to increased labor and related costs as well as a change in revenue mix. During 2004, GES experienced a ten day work stoppage in Las Vegas by the Teamsters Union and incurred direct costs of approximately $1.3 million, mainly related to security, thereby negatively affecting operating results. 2004 operating results were also negatively impacted by severe hurricane activity in the Southeast, the effects of which were not fully quantifiable. GES also experienced pressure on higher margin material handling revenue as exhibitors used lighter exhibits and brought fewer products to the show floor. Additionally, GES was not able to fully reflect in its prices the increased costs for petroleum-based commodities such as carpet, plastics and fuel experienced in the latter part of 2004.
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
      Travel and Recreation Services. Revenues for the Travel and Recreation Services segment were $67.5 million for 2004, up 26.8 percent from $53.2 million in 2003. Segment operating income was $19.8 million for 2004 compared to $10.0 million in 2003. Operating margins increased to 29.3 percent in 2004 from 18.7 percent in 2003. In 2003, revenues and operating income in this segment were reduced by lower visitation rates primarily caused by instability abroad, the outbreak of certain health issues and Air Canada’s financial difficulties. Overall business activity in 2004 recovered with strong increases in revenues and operating income reflecting improved visitation rates at Brewster, especially from the Far East. As compared to 2003, passenger volumes were up 30 percent for Brewster’s Ice Explorer Tours and 16 percent for the Banff Gondola.
      Glacier Park generated 21 percent of the Travel and Recreation Services segment’s full year 2004 operating income and during 2004 remained open the entire summer season resulting in greatly improved revenues and operating income in 2004 as compared to 2003. Forest fires during 2003 had a significantly negative impact on the business’s results for 2003 as portions of Glacier Park’s operations were forced to close twice during the peak season. Glacier Park generated 23 percent of the Travel and Recreation Services segment’s full year 2003 operating income.
      Corporate Activities. Corporate activities expense decreased $657,000 from 2003 to 2004. This was largely due to the reduction of compensation and employee benefit costs and facility costs as a result of the MoneyGram spin-off.
      Net Interest Income (Expense). Interest expense was $2.3 million in 2004 compared to interest recoveries of $1.1 million in 2003. The 2003 amount reflects a reversal of $4.6 million of previously accrued interest due to favorable income tax settlements. Interest expense in 2003 was $3.5 million before giving effect to the reversal above, which is higher than the 2004 amount as average debt balances were lower in 2004.
      Income Taxes. The effective tax rate before impairment losses was 34.8 percent for 2004 compared to 50.3 percent for 2003. The decrease from 2003 was due to net favorable income tax settlements and adjustments recorded in 2004 as well as higher 2003 state income tax expense associated with adjustments for potentially unrealizable future benefits of state net operating losses.
Liquidity and Capital Resources:
      Cash and cash equivalents were $152.6 million as of December 31, 2005 as compared to $115.1 million as of December 31, 2004, with the increase primarily due to cash flow from operations and the proceeds from the Company’s sale of 50 percent of its corporate aircraft discussed below. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
      Viad’s total debt as of December 31, 2005 was $17.4 million compared with $21.1 million as of December 31, 2004. The debt-to-capital ratio was 0.041 to 1 as of December 31, 2005 compared with 0.057 to 1 as of December 31, 2004. Capital is defined as total debt plus minority interests and common stock and other equity.
      Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the facility are currently 0.25 percent annually. During 2005, the Company incurred approximately $324,000 of commitment fees. As of December 31, 2005, Viad had an outstanding borrowing of $11.2 million under the revolving credit agreement which was used to repay in full certain debt obligations outstanding after the MoneyGram spin-off. Financial covenants include a minimum consolidated net worth requirement of not less than $294.9 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended December 31, 2004; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. As of December 31, 2005, Viad was in compliance with all covenants. Effective December 30, 2005, Viad’s credit agreement was amended to permit the Company to repurchase its capital stock at market prices in an amount not to exceed $35 million.
      In February 2005, Viad repaid its senior notes outstanding of $2.0 million pursuant to their scheduled maturities.
      Under a Shelf Registration filed with the Securities and Exchange Commission (“SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
      Capital expenditures for the year ended December 31, 2005 totaled $20.0 million as compared to $15.4 million in 2004. These expenditures primarily related to certain leasehold improvements, information systems and related costs, and manufacturing and other equipment. In addition, during 2005 Brewster purchased new tour buses.
      In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, there was no gain or loss in connection with the transaction. Viad and MoneyGram shared the fixed costs of operating the aircraft while each paid the variable costs depending on the usage by each company. In January 2006, Viad sold its remaining 50 percent interest in the aircraft along with related equipment to MoneyGram for $10.0 million, resulting in a gain of approximately $1.7 million.
      Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million to an unrelated third party, resulting in a gain of approximately $1.7 million.
      The following table presents Viad’s contractual obligations as of December 31, 2005:

	Payments due by period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in thousands)
Long-term debt, including current portion	$12,447	$2,254	$10,193	$–	$–
Capital lease obligations	4,905	1,009	1,364	1,236	1,296
Operating leases	118,572	23,874	40,246	27,160	27,292
Estimated interest payments(1)	1,177	360	455	274	88
Purchase obligations(2)	7,009	4,093	1,931	971	14
Preferred stock redemption liability(3)	194	194	–	–	–

Total contractual cash obligations(4)	$144,304	$31,784	$54,189	$29,641	$28,690

(1)	Interest payments on fixed rate debt and capital lease obligations only. Interest payments on variable rate debt (Viad’s revolving credit agreement, as described in Note 8 of notes to consolidated financial statements) is indexed to LIBOR and is excluded from the table.

(2)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Also included are multi-year utility contracts for which the minimum requirements contained in the contracts are included in the table.

(3)	Represents remaining amount to be redeemed per Viad’s notice of redemption to the holders of the Company’s $4.75 mandatorily redeemable preferred stock undertaken in connection with the completion of the MoneyGram spin-off.

(4)	Estimated payments associated with Viad’s defined benefit pension and other postretirement benefit plans are excluded from the table above. See Note 15 of notes to consolidated financial statements for disclosures regarding expected payments pursuant to those obligations.
      Viad authorized a stock repurchase program in 1998 for the purpose of replacing common stock issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of these shares of Viad common stock. This program was on hold for most of 2003 and all of 2004 and 2005. In February 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares of common stock from time to time at prevailing prices in the open market.
      Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2005 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
      In 2005, certain retained liabilities of approximately $12 million relating to previously sold operations were reclassified from long-term to current liabilities as the Company anticipates that resolution should occur within the next year. To the extent that Viad’s cash payments are greater or less than the amount reserved, the difference will be recorded through discontinued operations.
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
Off-Balance Sheet Arrangements:
      Viad does not have any “off-balance sheet” transactions or arrangements with unconsolidated special-purpose or other entities that would affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements. See Notes 17 and 18 of notes to consolidated financial statements regarding Viad’s operating leases and parent-subsidiary guarantees.
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
      Goodwill and other intangible assets – Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires annual impairment testing of goodwill based on the estimated fair value of Viad’s reporting units. The fair value of Viad’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year. As of December 31, 2005, Viad had recorded goodwill of $149.5 million and $34.8 million related to GES and Travel and Recreation Services, respectively. During 2004, Viad recorded an impairment loss representing the entire carrying amount of goodwill related to Exhibitgroup.
      SFAS No. 142 also requires annual impairment testing of intangible assets not subject to amortization. As of December 31, 2005, Viad had intangible assets with indefinite lives of $5.2 million, which primarily consisted of a trademark intangible related to Exhibitgroup for which Viad recorded an aggregate impairment loss of $8.3 million in 2004. The fair value of the trademark intangible is estimated based on expected future cash flows. If Exhibitgroup’s operating performance were to deteriorate in the future, further impairment losses could result. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year. See Notes 2 and 6 of notes to consolidated financial statements for further disclosures regarding Viad’s goodwill and other intangible assets.
      Income taxes – Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2005 and 2004, Viad had gross deferred tax assets of $76.0 million and $84.3 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is more likely than not. See Note 14 of notes to consolidated financial statements.
      Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of December 31, 2005 and 2004, Viad had $36.0 million and $47.7 million, respectively, accrued for these exposures. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that amounts accrued are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $4.0 million (exclusive of any federal tax effects) could potentially be resolved or settled during 2006 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes which may include amounts related to previously discontinued operations.
      Insurance liabilities – Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $20.6 million as of December 31, 2005. Of this total, $14.2 million related to workers’ compensation liabilities and the remaining $6.4 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $13.3 million as of December 31, 2005, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $5.8 million and $6.4 million for the years ended December 31, 2005 and 2004, respectively.
      Pension and other postretirement benefits – Prior to the spin-off of MoneyGram, Viad had trusteed, frozen defined benefit pension plans that covered certain employees and were funded by the Company. Viad also maintained certain unfunded defined benefit pension plans which provided supplemental benefits to select management employees. With the spin-off of MoneyGram, the defined benefit pension obligation associated with the Company’s primary funded plan was transferred to MoneyGram while Viad retained the obligations related to two smaller funded plans. In addition, the liabilities associated with the majority of the unfunded plans were transferred to MoneyGram while Viad retained the obligations related to plans for certain continuing subsidiaries. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates making no contribution to its funded pension plans and contributing $552,000 to its unfunded pension plans in 2006.

      Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2006.
      The assumed health care cost trend rate used in measuring the 2005 accumulated postretirement benefit obligation was nine percent in the year 2005, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2004 accumulated postretirement benefit obligation was ten percent in the year 2004, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.
      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $1.9 million and the total of service and interest cost components by approximately $128,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $1.7 million and the total of service and interest cost components by approximately $112,000.
      The weighted average discount rates used to determine pension and other postretirement benefit obligations as of December 31, 2005 and 2004 were 5.50 percent and 5.75 percent, respectively. The weighted average discount rates used to determine net periodic benefit cost for the years ended December 31, 2005 and 2004 were 5.75 percent and 6.25 percent, respectively. The discount rate used in determining future pension and other postretirement benefit obligations is based on rates determined by actuarial analysis and management review. The expected return on plan assets used to determine net periodic pension benefit cost for the years ended December 31, 2005 and 2004 were both 8.75 percent. The expected return on plan assets used to determine net periodic other postretirement benefit cost for the years ended December 31, 2005 and 2004 were both 3.75 percent. See Note 15 of notes to consolidated financial statements.
      Stock-based compensation – As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” Viad used the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, Viad did not record expense for stock options based on the fair value method in accordance with SFAS No. 123. See Note 1 of notes to consolidated financial statements for both the pro forma impact of stock-based awards using the fair value method of accounting and for a discussion of SFAS No. 123 (revised 2004) which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. See “Impact of Recent Accounting Pronouncements” below for a further discussion.
Impact of Recent Accounting Pronouncements:
      In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method (see Note 15 of notes to consolidated financial statements). In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services in determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The adoption of these additional regulations did not have a material impact on Viad’s financial position or results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS No. 151 also requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on Viad’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense related to stock options in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule amending the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Viad currently estimates that the adoption of SFAS No. 123(R) will result in after-tax compensation expense of approximately $1.1 million in 2006.
      Additionally, in February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. This guidance applies to stock options that require or permit, at the holder’s election, cash settlement of the option upon a change of control of the entity or other event. FSP FAS 123(R)-4 clarifies that stock options that contain such a cash settlement feature should be accounted for as liabilities if and when the contingent cash settlement event becomes probable of occurring. On the date this determination is made, the liability for the award is measured at fair value and, to the extent that this liability exceeds the amount previously recognized, the excess is recognized as compensation cost. Viad’s stock options generally contain cash settlement features upon a change in control of the Company as defined in Viad’s Omnibus Incentive Plan. However, management believes that this cash settlement event would not be considered probable on the adoption of SFAS No. 123(R) and therefore, the outstanding stock options are not considered liability awards pursuant to FSP FAS 123(R)-4. The classification of stock options and similar instruments is also subject to the guidance contained in the SEC’s Accounting Series Release No. 268 and Emerging Issues Task Force Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. Management is currently evaluating whether certain amounts related to Viad’s stock option awards will be classified outside of permanent equity in conjunction with the adoption of SFAS No. 123(R).
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within control of the entity. In those circumstances, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if it can be reasonably estimated. FIN 47 further clarifies that the liability should be recorded when incurred, which would typically coincide with the acquisition, construction and/or through the normal operation of the asset. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, Viad adopted FIN 47 as of December 31, 2005. The adoption of FIN 47 did not have a material effect on Viad’s financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Viad’s financial position or results of operations.
Forward-Looking Statements:
      As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation, growth patterns within the industries in which Viad competes, adverse developments in liabilities associated with discontinued operations, any deterioration in the economy and other risks discussed in Item 1A., “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, could affect the forward-looking statements in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Viad’s market risk exposures relate to fluctuations in interest rates, foreign exchange rates and certain commodity prices. Interest rate risk is the risk that changing interest rates will adversely affect Viad’s earnings. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect results of operations. Commodity risk is the risk that changing prices will adversely affect results of operations.
      Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of December 31, 2005, Viad had variable rate debt outstanding of $11.2 million under its revolving credit agreement. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Assuming a hypothetical adverse change in short-term interest rates of 50 and 100 basis points, Viad’s 2005 income before income taxes would have been lower by approximately $59,000 and $117,000, respectively. See Note 8 of notes to consolidated financial statements.
      Viad is exposed to foreign exchange risk as it has certain transactions, receivables and payables denominated in foreign currencies. From time to time, Viad utilizes forward contracts to reduce the impact on earnings due to its exposure to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s results of operations. As of December 31, 2005, Viad had aggregate contracts to sell U.S. dollars of $3.5 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.18. The contracts mature on various dates from April 2006 through October 2006. As of December 31, 2005, the fair value of Viad’s forward exchange contracts was $57,000 and was included in the consolidated balance sheet under the caption “Other current assets.” See Note 1 of notes to consolidated financial statements.
      One of Viad’s travel and recreation subsidiaries has certain exposure to changing fuel prices. Periodically, the subsidiary enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2005.

Item 8.	Financial Statements and Supplementary Data.
      Refer to Index to Financial Statements on page 34 for required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2005, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer

have concluded that these disclosure controls and procedures are effective as of December 31, 2005. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
      There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
      Management’s report on internal control over financial reporting and the attestation report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B.	Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 are included in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 16, 2006, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” on page 9 of this Annual Report.
      Viad has adopted a Code of Ethics for all directors, officers and employees of the Company and its subsidiaries. A copy of the Company’s Code of Ethics is available at Viad’s website at www.viad.com/governance.htm and is also available without charge to any stockholder upon request by writing to: Viad Corp, 1850 North Central Avenue, Suite 800, Phoenix, Arizona 85004-4545, Attention: Vice President-General Counsel and Secretary.

Item 11.	Executive Compensation.
      Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 16, 2006, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 16, 2006, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      Information regarding certain relationships and related transactions is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 16, 2006, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 16, 2006, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

2.	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report.

(b)	Exhibits
See Exhibit Index.

(c)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 1st day of March, 2006.

VIAD CORP

By: /s/ Robert H. Bohannon Robert H. Bohannon Chairman of the Board, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 1, 2006	By: /s/ Robert H. Bohannon Robert H. Bohannon Director; Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: March 1, 2006	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Chief Financial Officer

Principal Accounting Officer

Date: March 1, 2006	By: /s/ G. Michael Latta G. Michael Latta Vice President-Controller

Directors

Wayne G. Allcott Daniel Boggan Jr. Isabella Cunningham Paul B. Dykstra Jess Hay Judith K. Hofer Robert E. Munzenrider Albert M. Teplin

Date: March 1, 2006	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Attorney-in-Fact

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Viad Corp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

–	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

–	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
      Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
      Based on our assessment, management concluded that, as of December 31, 2005, Viad’s internal control over financial reporting is effective based on those criteria.
      Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of Viad’s internal control over financial reporting, which appears on page 33 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Viad Corp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche llp

Deloitte & Touche llp
Phoenix, Arizona
March 1, 2006

(This page intentionally left blank)

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(in thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$152,601	$115,050
Accounts receivable, net of allowance for doubtful accounts of $1,400 and $2,226, respectively	56,433	47,246
Receivable from MoneyGram (Notes 1 and 19)	319	4,057
Inventories	37,853	36,392
Deferred income taxes	28,155	24,598
Other current assets	7,348	11,139

Total current assets	282,709	238,482
Property and equipment, net	143,038	152,512
Other investments and assets	28,504	28,115
Deferred income taxes	40,891	49,968
Goodwill	184,310	183,167
Other intangible assets, net	6,238	6,188

Total Assets	$685,690	$658,432

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,150	$36,413
Other current liabilities	131,498	126,229
Current portion of long-term debt and capital lease obligations	3,263	4,056

Total current liabilities	169,911	166,698
Long-term debt and capital lease obligations	14,089	16,998
Pension and other postretirement benefits	28,428	26,839
Other deferred items and insurance liabilities	71,589	97,289
Commitments and contingencies (Notes 17 and 18)
Minority interests	4,704	4,103
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	653,883	676,877
Retained deficit	(40,199)	(74,435)
Unearned employee benefits and other	(17,409)	(21,601)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	456	479
Unrealized gain on derivative financial instruments	38	–
Cumulative foreign currency translation adjustments	23,576	19,831
Minimum pension liability adjustment	(5,548)	(4,852)
Common stock in treasury, at cost, 2,500,927 and 2,794,763 shares	(255,230)	(287,196)

Total common stock and other equity	396,969	346,505

Total Liabilities and Stockholders’ Equity	$685,690	$658,432

      See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2005	2004	2003(1)

	(in thousands,
	except per share data)
Revenues:
Convention show services	$560,858	$535,527	$521,433
Exhibit design and construction	191,463	182,670	195,832
Travel and recreation services	73,933	67,460	53,203

Total revenues	826,254	785,657	770,468

Costs and expenses:
Costs of services	570,139	541,735	525,266
Costs of products sold	191,902	190,541	193,986
Corporate activities	13,052	14,533	15,190
Interest income	(3,935)	(1,225)	(441)
Interest expense (recoveries)	2,554	2,267	(1,080)
Restructuring charges (recoveries)	(743)	1,240	(5,015)
Goodwill impairment loss	–	80,408	–
Other impairment losses	843	8,291	–
Minority interests	602	850	110

Total costs and expenses	774,414	838,640	728,016

Income (loss) before income taxes	51,840	(52,983)	42,452
Income tax expense	15,326	5,346	21,361

Income (loss) from continuing operations	36,514	(58,329)	21,091
Income from discontinued operations, net of tax	1,240	2,327	–

Net income (loss)	$37,754	$(56,002)	$21,091

Diluted income (loss) per common share
Income (loss) from continuing operations	$1.64	$(2.68)	$0.97
Income from discontinued operations, net of tax	0.06	0.10	–

Net income (loss) per common share	$1.70	$(2.58)	$0.97

Weighted average outstanding and potentially dilutive common shares	22,253	21,741	21,654

Basic income (loss) per common share
Income (loss) from continuing operations	$1.65	$(2.68)	$0.98
Income from discontinued operations, net of tax	0.06	0.10	–

Net income (loss) per common share	$1.71	$(2.58)	$0.98

Weighted average outstanding common shares	22,070	21,741	21,555

Dividends declared per common share	$0.16	$0.08	$–

(1)	Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.
See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,

	2005	2004	2003(1)

	(in thousands)
Net income (loss)	$37,754	$(56,002)	$21,091

Other comprehensive income:
Unrealized gains on investments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $(15), $101 and $78	(23)	158	122
Unrealized gain on derivative financial instruments:
Holding gain arising during the period, net of tax expense of $19	38	–	–
Unrealized foreign currency translation gains	3,745	11,980	19,195
Minimum pension liability adjustment, net of tax benefit of $450, $409 and $130	(696)	(639)	(242)

Other comprehensive income	3,064	11,499	19,075

Comprehensive income (loss)	$40,818	$(44,503)	$40,166

(1)	Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.
See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2005	2004	2003(1)

	(in thousands)
Cash flows from operating activities
Net income (loss)	$37,754	$(56,002)	$21,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,113	23,370	22,501
Deferred income taxes	11,809	1,745	20,813
Income from discontinued operations (Note 22)	(1,240)	(2,327)	–
Restructuring charges (recoveries)	(743)	1,240	(5,015)
Impairment losses	843	88,699	–
Gains on dispositions of property and other assets	(69)	(631)	(905)
Other noncash items, net	12,064	12,504	12,373
Change in operating assets and liabilities:
Receivables	(6,561)	(17,202)	519
Inventories	(1,461)	(624)	6,071
Accounts payable	(1,387)	9,338	(8,271)
Restructuring liability	(2,609)	(7,894)	(9,357)
Other assets and liabilities, net	(20,649)	(16,570)	(39,119)

Net cash provided by operating activities	49,864	35,646	20,701

Cash flows from investing activities
Capital expenditures	(20,038)	(15,374)	(15,535)
Acquisitions of businesses, net of cash acquired	–	(2,711)	–
Proceeds from dispositions of property and other assets	8,796	2,594	1,352

Net cash used in investing activities	(11,242)	(15,491)	(14,183)

Cash flows from financing activities
Payments on debt and capital lease obligations	(4,134)	(3,426)	(16,722)
Dividends paid on common stock	(3,537)	(871)	–
Proceeds from exercise of stock options	5,690	1,373	–
Net distributions from MoneyGram (Note 19)	–	35,560	27,542

Net cash provided by (used in) financing activities	(1,981)	32,636	10,820

Effect of exchange rate changes on cash and cash equivalents	910	973	3,801

Net increase in cash and cash equivalents	37,551	53,764	21,139
Cash and cash equivalents, beginning of year	115,050	61,286	40,147

Cash and cash equivalents, end of year	$152,601	$115,050	$61,286

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$20,906	$8,953	$21,524

Interest	$1,847	$2,531	$2,882

Equipment acquired under capital leases	$388	$672	$1,001

(1)	Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.
See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

						Accumulated
					Unearned	Other
					Employee	Comprehensive	Common
	Net Investment	Common	Additional	Retained	Benefits	Income	Stock in
	of MoneyGram	Stock	Capital	Deficit	and Other	(Loss)	Treasury	Total

	(in thousands)
Balance, January 1, 2003(1)	$281,279	$–	$–	$–	$–	$(15,116)	$–	$266,163
Net income	21,091	–	–	–	–	–	–	21,091
Net distributions from MoneyGram	27,542	–	–	–	–	–	–	27,542
Unrealized foreign currency translation adjustment	–	–	–	–	–	19,195	–	19,195
Unrealized gain on investments	–	–	–	–	–	122	–	122
Minimum pension liability adjustment	–	–	–	–	–	(242)	–	(242)

Balance, December 31, 2003(1)	329,912	–	–	–	–	3,959	–	333,871
Net income prior to spin-off on June 30, 2004	–	–	–	16,741	–	–	–	16,741
Net distributions from MoneyGram	35,560	–	–	–	–	–	–	35,560
Noncash reduction in allocated debt (Note 1)	25,612	–	–	–	–	–	–	25,612
Other spin-off related adjustments, net (Note 1)	(3,133)	–	(2,147)	–	–	–	–	(5,280)
Recapitalization of Viad Corp	(387,951)	37,402	676,251	(16,741)	(21,186)	–	(287,775)	–
Net loss after spin-off on June 30, 2004	–	–	–	(72,743)	–	–	–	(72,743)
Dividends on common stock	–	–	–	(1,742)	–	–	–	(1,742)
Employee benefit plans	–	–	2,063	–	295	–	579	2,937
Employee Equity Trust adjustment to market value	–	–	710	–	(710)	–	–	–
Unrealized foreign currency translation adjustment	–	–	–	–	–	11,980	–	11,980
Unrealized gain on investments	–	–	–	–	–	158	–	158
Minimum pension liability adjustment	–	–	–	–	–	(639)	–	(639)
Other, net	–	–	–	50	–	–	–	50

Balance, December 31, 2004	–	37,402	676,877	(74,435)	(21,601)	15,458	(287,196)	346,505
Net income	–	–	–	37,754	–	–	–	37,754
Dividends on common stock	–	–	–	(3,537)	–	–	–	(3,537)
Employee benefit plans	–	–	(22,990)	–	4,188	–	31,966	13,164
Employee Equity Trust adjustment to market value	–	–	(4)	–	4	–	–	–
Unrealized foreign currency translation adjustment	–	–	–	–	–	3,745	–	3,745
Unrealized gain on derivatives	–	–	–	–	–	38	–	38
Unrealized loss on investments	–	–	–	–	–	(23)	–	(23)
Minimum pension liability adjustment	–	–	–	–	–	(696)	–	(696)
Other, net	–	–	–	19	–	–	–	19

Balance, December 31, 2005	$–	$37,402	$653,883	$(40,199)	$(17,409)	$18,522	$(255,230)	$396,969

(1)	Amounts derived from the audited combined financial statements of “New” Viad. See Note 1.
See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

Note 1.	Summary of Significant Accounting Policies

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
      In connection with the spin-off transaction, Viad provided notice of redemption to the holders of the Company’s $4.75 mandatorily redeemable preferred stock. As of December 31, 2005, the remaining amount of restricted cash and the preferred stock redemption liability was $194,000 and is included in the consolidated balance sheets under the captions “Other current assets” and “Other current liabilities,” respectively.
      At the time of the spin-off transaction, Viad recorded balance sheet adjustments of $3.1 million resulting in a net decrease to “Net Investment of MoneyGram.” These adjustments primarily related to Viad’s common stock dividend associated with pre-spin-off operations and restricted stock amortization. Subsequent to June 30, 2004, Viad recorded additional balance sheet adjustments related to the spin-off transaction which resulted in a net decrease of $2.1 million to “Additional capital.” These adjustments were included in the consolidated statements of common stock and other equity as “Other spin-off related adjustments” during 2004. Additionally, cash generated by MoneyGram prior to the spin-off was used to redeem the general corporate debt of Viad. Consequently, the net amount of general corporate debt allocated to Viad was reduced by $25.6 million as of the time of the spin-off. The net reduction, which represented non-cash transactions, was reflected as a reduction of debt and an increase to “Net investment of MoneyGram.” Furthermore, all amounts of net income or loss generated prior to the spin-off were recorded as adjustments to “Net investment of MoneyGram.”
      Upon completion of the MoneyGram spin-off, Viad effected a one-for-four reverse stock split of Viad’s common stock, whereby every four shares of Viad common stock became one share of Viad common stock. The accompanying financial statements reflect the effect of the one-for-four reverse stock split for all periods presented.

Basis of Presentation and Principles of Consolidation
      The consolidated financial statements of Viad are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. The Company’s 2003 financial statements reflect the combined financial position, results of operations and cash flows of the convention and event services and travel and recreation services businesses, and centralized corporate functions of Viad, all of which were under common ownership and common management, as if it were a separate entity. This combined financial information may not necessarily reflect the financial position, results of operations and cash flows of “New” Viad in the future or, had it operated as a separate, independent company, during that year.

Nature of Business
      Viad’s reporting segments consist of the following:
      GES – GES Exposition Services, Inc. (“GES”) and its affiliates provide exhibition and event services throughout North America consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage,

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’s customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation; material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling.
      Exhibitgroup – Exhibitgroup/ Giltspur (“Exhibitgroup”) and its affiliates specialize in the custom design, construction, installation and warehousing of convention and event exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup offers exhibit design and construction and exhibit program management services for clients in varied industries that participate in exhibitions, corporate and specialty events, road shows and other “face-to-face” marketing. Exhibitgroup also refurbishes and leases exhibits, designs and builds kiosks and permanent displays, and provides exhibit transportation, installation, dismantling and warehousing services.
      Travel and Recreation Services – The Travel and Recreation Services segment consists of Brewster Transport Company Limited (“Brewster”) and Glacier Park, Inc. (“Glacier Park”), and their related affiliates. Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and package tours and other sightseeing services, hotel operations and travel agencies. Glacier Park operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Due to their similar economic characteristics, the Brewster and Glacier Park operating segments are aggregated for purposes of segment disclosure.

Significant Accounting Policies
      Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

–	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

–	Estimated fair value of intangible assets with indefinite lives, for purposes of impairment testing;

–	Estimated allowances for uncollectible accounts receivable;

–	Estimated provisions for income taxes;

–	Estimated provisions for losses related to self-insured liability claims;

–	Assumptions used to measure pension and other postretirement benefit costs and obligations; and

–	Assumptions used to estimate pro forma stock-based compensation costs under the fair value method.
Actual results could differ from these and other estimates.
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
      Capitalized Software. Viad capitalizes certain internal and external costs incurred in developing or obtaining internal use software. Capitalized costs principally relate to costs incurred to purchase software from third parties, external direct costs of materials and services, and certain payroll-related costs for employees directly associated with software projects once

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
application development begins. Costs associated with preliminary project activities, training and other post-implementation activities are expensed as incurred. Capitalized software costs are amortized on the straight-line method over the estimated useful lives of the software, generally from three to five years. These costs are included in “Property and equipment, net” in the consolidated balance sheets.
      Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit.
      Viad uses a discounted expected future cash flow methodology in order to estimate the fair value of its reporting units and intangible assets for use in determining impairment. The estimates and assumptions regarding expected future cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. Annual impairment tests of goodwill and intangible assets not subject to amortization are performed as of October 31 of each year.
      Incentive and Other Upfront Payments. Certain upfront payments incurred by GES in connection with long-term contracts consist of incentive fees and prepaid commissions and are amortized over the life of the related contract. Incentive and other upfront payments are classified on the consolidated balance sheets under the caption, “Other current assets” for the current portion and “Other investments and assets” for the non-current portion.
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
      Insurance Liabilities. Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels.
      Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is presented in Note 8. The fair value of derivative financial instruments is disclosed below under the caption, “Derivative Financial Instruments.” Certain judgments are required in interpreting market data and assumptions used to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that Viad could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
      Foreign Currency Translation. The local currency is the functional currency for the Company’s foreign operations. Accordingly, unrealized translation gains or losses resulting from the translation of foreign denominated assets and liabilities into U.S. dollars are included as a component of accumulated other comprehensive income.
      Derivative Financial Instruments. Periodically, Viad’s subsidiaries utilize forward contracts to mitigate the effects of foreign currency exchange rate fluctuations on certain foreign denominated revenue transactions. The term of the forward contracts is generally less than 12 months and is consistent with the anticipated timing of the related transactions. The Company does not use derivative financial instruments for trading or speculative purposes. The forward contracts are recorded as either assets or liabilities in the consolidated balance sheets at fair value, and are marked-to-market based on the quoted market prices of comparable contracts. The change in fair value of the contracts (gains or losses) is recognized directly in earnings or in other comprehensive income depending on whether the contracts qualify for, and were formally designated as accounting hedges at their inception. A derivative that does not qualify as a hedge will be reflected at fair value, with changes in value recognized through earnings. As of December 31, 2005, Viad had aggregate contracts to sell U.S. dollars of $3.5 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.18. During

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2005, the net unrealized gain related to these contracts of $38,000 was recorded as a component of other comprehensive income. As of December 31, 2004, Viad had aggregate contracts to sell U.S. dollars of $5.0 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.31. These contracts were not designated as accounting hedges. The fair value of Viad’s forward exchange contracts was $57,000 and $456,000 as of December 31, 2005 and 2004, respectively, and is included in the consolidated balance sheets under the caption “Other current assets.”
      Revenue Recognition. Viad’s revenue recognition policies are as follows:
      GES and Exhibitgroup derive revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction and refurbishment of exhibit booths. Service revenue is recognized at the time services are performed. Exhibit design and construction revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing.
      Viad’s Travel and Recreation Services businesses recognize revenues at the time services are performed.
      Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Viad uses the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Assuming Viad had recognized compensation cost for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, net income (loss) and diluted and basic income (loss) per share would be as presented in the table below. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax effects.

	2005	2004	2003

	(in thousands, except
	per share data)
Net income (loss), as reported	$37,754	$(56,002)	$21,091
Plus (less): stock-based employee compensation expense (benefit) recorded under APB Opinion No. 25, net of tax	142	–	(220)
Less: stock-based employee compensation expense determined under the fair value method, net of tax	(1,640)	(2,029)	(3,682)

Pro forma net income (loss)	$36,256	$(58,031)	$17,189

Diluted income (loss) per share:
As reported	$1.70	$(2.58)	$0.97

Pro forma	$1.64	$(2.69)	$0.80

Basic income (loss) per share:
As reported	$1.71	$(2.58)	$0.98

Pro forma	$1.65	$(2.69)	$0.80

      For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2005, 2004 and 2003 was $7.57, $7.33 and $5.31 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	0.6%	0.6%	1.8%
Expected volatility	26.3%	28.5%	30.4%
Risk-free interest rate	3.89%	3.16%	2.66%
Expected life	5 years	5 years	5 years
      Income Per Common Share. Viad funds its matching contributions to employees’ 401(k) accounts through a leveraged Employee Stock Ownership Plan (“ESOP”). ESOP shares are treated as outstanding for income per share calculations. The Company has also established an Employee Equity Trust (the “Trust”) used to fund certain existing

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
employee compensation and benefit plans. Shares held by the Trust are not considered outstanding for income per share calculations until the shares are released from the Trust.
      Impact of Recent Accounting Pronouncements. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method (see Note 15). In January 2005, final regulations were released by the Centers for Medicare and Medicaid Services in determining the medical prescription drug benefit and other key elements of the Act, including actuarial equivalence. The adoption of these additional regulations did not have a material impact on Viad’s financial position or results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS No. 151 also requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on Viad’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, Viad elected to follow the guidance of APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, Viad has not recognized compensation expense related to stock options in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the service or vesting period. In March 2005, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) was originally effective for Viad on July 1, 2005; however, in April 2005, the SEC issued a final rule amending the effective date for compliance with SFAS No. 123(R) to the first fiscal year beginning on or after June 15, 2005. Accordingly, Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized in the financial statements over the service period. Viad currently estimates that the adoption of SFAS No. 123(R) will result in after-tax compensation expense of approximately $1.1 million in 2006.
      Additionally, in February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS No. 123(R) and addresses the classification of stock options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. This guidance applies to stock options that require or permit, at the holder’s election, cash settlement of the option upon a change of control of the entity or other event. FSP FAS 123(R)-4 clarifies that stock options that contain such a cash settlement feature should be accounted for as liabilities if and when the contingent cash settlement event becomes probable of occurring. On the date this determination is made, the liability for the award is measured at fair value and, to the extent that this liability exceeds the amount previously recognized, the excess is recognized as compensation cost. Viad’s stock options generally contain cash settlement features upon a change in control of the Company as defined in Viad’s Omnibus Incentive Plan. However,

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
management believes that this cash settlement event would not be considered probable on the adoption of SFAS No. 123(R) and therefore, the outstanding stock options are not considered liability awards pursuant to FSP FAS 123(R)-4. The classification of stock options and similar instruments is also subject to the guidance contained in the SEC’s Accounting Series Release No. 268 and EITF Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. Management is currently evaluating whether certain amounts related to Viad’s stock option awards will be classified outside of permanent equity in conjunction with the adoption of SFAS No. 123(R).
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within control of the entity. In those circumstances, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if it can be reasonably estimated. FIN 47 further clarifies that the liability should be recorded when incurred, which would typically coincide with the acquisition, construction and/or through the normal operation of the asset. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, Viad adopted FIN 47 as of December 31, 2005. The adoption of FIN 47 did not have a material effect on Viad’s financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Viad’s financial position or results of operations.

Note 2.	Impairment Losses
      In 2005, GES’s operations in New Orleans were severely impacted by Hurricane Katrina and the related events that occurred. As a result, management made an estimate of the damage to GES’s New Orleans property and recorded asset impairment and related losses of $843,000 which are included in the consolidated statements of operations under the caption “Other impairment losses.” The portion of this charge relating to the net book value of property and equipment was $497,000. Of the remaining amount, $326,000 was attributable to inventory and $20,000 to future operating lease obligations. As of December 31, 2005, the Company has not recorded any potential insurance recoveries that may occur.
      In the third quarter of 2004, Exhibitgroup’s results of operations were affected by a significant reduction in revenue from new exhibit construction resulting in a less profitable mix of business. Customer orders for new exhibit construction declined further than management anticipated and Exhibitgroup’s 2004 full year financial forecast was reduced. As a result of these factors, Viad completed an interim impairment test of the goodwill at Exhibitgroup, and based on this testing Viad recorded an impairment charge of $80.4 million. At that time Viad also performed an interim impairment test of the unamortized trademark at Exhibitgroup and recorded an estimated impairment loss of $7.0 million. In the fourth quarter of 2004, management completed the valuation of the trademark and recorded an additional impairment charge of $1.3 million (resulting in an aggregate impairment charge related to the trademark intangible of $8.3 million). These charges are included in the consolidation statements of operations under the captions “Goodwill impairment loss” and “Other impairment losses,” respectively.

Note 3.	Acquisition of Business
      In May 2004, GES acquired a convention services contractor in Edmonton, Canada. The net purchase price of $2.7 million was allocated to the net tangible and identifiable intangible assets and liabilities acquired based on the estimated fair values at the date of acquisition. The amount paid in excess of the estimated fair value of acquired net assets was recorded to goodwill. In connection with the transaction, GES initially recorded goodwill of $2.1 million, amortizable intangible assets of $904,000 and other net liabilities of $282,000 (including acquisition and assumed liabilities of

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$1.1 million). During 2005, GES finalized its accounting for the purchase transaction and revised the amounts above to the following: goodwill of $1.6 million, amortizable intangible assets of $1.3 million and other net liabilities of $208,000 (including acquisition and assumed liabilities of $923,000). The amount of goodwill expected to be deductible for tax purposes is not significant. The accompanying consolidated financial statements include the accounts and results of operations of the acquired company from the date of acquisition. The results of operations of the acquired company from the beginning of 2004 to the date of acquisition were not significant to Viad’s consolidated results of operations.

Note 4.	Inventories
      The components of inventories as of December 31 were as follows:

	2005	2004

	(in thousands)
Raw materials	$23,271	$21,986
Work in process	14,582	14,406

Inventories	$37,853	$36,392

Note 5.	Property and Equipment
      Property and equipment as of December 31 consisted of the following:

	2005	2004

	(in thousands)
Land	$24,426	$23,874
Buildings and leasehold improvements	80,947	79,582
Equipment and other	237,369	252,876

	342,742	356,332
Accumulated depreciation	(199,704)	(203,820)

Property and equipment	$143,038	$152,512

      Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $10.6 million and $7.9 million as of December 31, 2005 and 2004, respectively.
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
      Depreciation expense was $21.9 million, $23.2 million and $22.4 million for 2005, 2004 and 2003, respectively.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows:

			Travel and
	GES	Exhibitgroup	Recreation	Total

	(in thousands)
Balance at January 1, 2004	$146,701	$80,355	$29,631	$256,687
Goodwill acquired	2,089	–	–	2,089
Goodwill impairment loss	–	(80,408)	–	(80,408)
Foreign currency translation adjustments	878	53	3,868	4,799

Balance at December 31, 2004	149,668	–	33,499	183,167
Adjustment to previously recorded goodwill	(510)	–	–	(510)
Foreign currency translation adjustments	368	–	1,285	1,653

Balance at December 31, 2005	$149,526	$–	$34,784	$184,310

      As discussed in Note 2 above, in 2004, Viad recorded an impairment charge of $80.4 million related to goodwill at Exhibitgroup. In addition, as discussed in Note 3 above, during 2004 GES acquired a convention services contractor in Edmonton, Canada and initially recorded goodwill of $2.1 million as presented in the table above. GES revised the purchase price allocation to the net tangible and identifiable intangible assets and liabilities during 2005 and adjusted the goodwill amount to $1.6 million, resulting in a reduction of $510,000 to goodwill during 2005.
      A summary of other intangible assets as of December 31, 2005 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Customer lists	$904	$(301)	$603
Other	590	(118)	472

	1,494	(419)	1,075

Unamortized intangible assets:
Trademarks	4,590	–	4,590
Pension intangible assets	573	–	573

	5,163	–	5,163

Total	$6,657	$(419)	$6,238

      As discussed in Note 3, upon GES’s finalization of the accounting for its acquisition in 2004 of a convention services contractor in Edmonton, Canada, during 2005 an additional $399,000 of other intangible assets was included in the “Other” subcategory of “Amortized intangible assets” above.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      A summary of other intangible assets as of December 31, 2004 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Customer lists	$888	$(118)	$770
Other	317	(239)	78

	1,205	(357)	848

Unamortized intangible assets:
Trademark	4,560	–	4,560
Pension intangible assets	780	–	780

	5,340	–	5,340

Total	$6,545	$(357)	$6,188

      Intangible asset amortization expense for the years ended December 31, 2005, 2004 and 2003 was $248,000, $185,000 and $117,000, respectively. The weighted-average amortization period of amortized intangible assets is approximately two and one-half years. Estimated amortization expense related to the other intangible assets for succeeding years is expected to be $255,000 (2006), $300,000 (2007), $346,000 (2008) and $174,000 (2009).

Note 7.	Accrued Liabilities and Other
      As of December 31 other current liabilities consisted of the following:

	2005	2004

	(in thousands)
Accrued income taxes	$37,973	$46,579
Customer deposits	33,527	33,092
Accrued compensation	17,545	16,897
Liabilities associated with previously sold operations	11,827	–
Self-insured liability accrual	8,045	5,138
Accrued restructuring	1,735	3,060
Accrued dividends	1,044	1,134
Other	19,802	20,329

Total other current liabilities	$131,498	$126,229

      As of December 31 other deferred items and insurance liabilities consisted of the following:

	2005	2004

	(in thousands)
Self-insured liability accrual	$25,882	$31,026
Liabilities associated with previously sold operations	14,081	26,794
Accrued restructuring	8,825	11,180
Foreign deferred tax liability	5,468	9,639
Deferred gain on sale of property	4,510	6,442
Other	12,823	12,208

Total other deferred items and insurance liabilities	$71,589	$97,289

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.	Debt
      Long-term debt as of December 31 was as follows (1):

	2005	2004

	(in thousands)
Revolving credit agreement, 5.6% (2005) and 3.5% (2004) floating rate indexed to LIBOR at December 31, due 2007	$11,193	$12,196
Capital lease obligations, 6.8% (2005) and 6.5% (2004) weighted average interest rate at December 31, due to 2012	4,905	5,604
Subordinated debt, 10.5% debentures, due 2006	1,254	1,254
Senior notes, 6.6% repaid in 2005	–	2,000

	17,352	21,054
Current portion	(3,263)	(4,056)

Long-term debt	$14,089	$16,998

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit used to support short-term borrowings.
      As of December 31, 2005, Viad’s total debt of $17.4 million consisted of $4.9 million of capital lease obligations, $1.3 million of subordinated debentures and an $11.2 million borrowing under the Company’s $150 million secured revolving credit agreement discussed below. In July 2004, Viad borrowed $12.4 million under the revolving credit agreement to pay in full its ESOP debt obligation (see Note 10 below) and release Viad from its guarantee of the loan. Viad became the new lender to the ESOP, under essentially the same terms as the previous bank loan, to preserve the continuity of the ESOP and the release of Viad shares to participants’ accounts through June 2009. This transaction did not result in a net change to the Company’s outstanding debt. Capital lease obligations consist of commitments for various property and computer equipment.
      Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The credit facility has a three year term (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. GES is a guarantor of the facility. Borrowings under the facility are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the facility are currently 0.25 percent annually. During 2005, the Company incurred approximately $324,000 of commitment fees. With the termination of Viad’s previous credit facilities upon the MoneyGram spin-off, $9.5 million of letters of credit automatically transitioned to the new $150 million credit agreement. Short-term borrowings of $10.2 million as of December 31, 2005 have been classified as long-term debt, pursuant to the terms of the credit agreement. Unused commitments (net of amounts borrowed and letters of credit) under the agreement were $129.3 million as of December 31, 2005. Financial covenants include a minimum consolidated net worth requirement, a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. As of December 31, 2005, Viad was in compliance with all covenants. Effective December 30, 2005, Viad’s credit agreement was amended to permit the Company to repurchase its capital stock at market prices in an amount not to exceed $35 million.
      As of December 31, 2005, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2005 was $32.4 million, of which $31.9 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2005, the aggregate guarantees related to credit or loan arrangements with banks were $538,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
      Annual maturities of long-term debt due in the next five years will approximate $3.3 million (2006), $10.9 million (2007), $613,000 (2008), $597,000 (2009), $640,000 (2010) and $1.3 million thereafter. Included in 2007 is $10.2 million which represents the maturity of the revolving credit borrowing used to fund the loan to the ESOP.
      The weighted average interest rate on total debt excluding interest expense unrelated to debt obligations was 8.2 percent, 4.1 percent and 3.2 percent, for 2005, 2004 and 2003, respectively.
      The estimated fair value of total debt was $17.4 million and $21.1 million as of December 31, 2005 and 2004, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
      Under a Shelf Registration filed with the SEC, Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

Note 9.	Income Per Share
      The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income (loss) from continuing operations:

	2005	2004	2003

	(in thousands, except per
	share data)
Income (loss) from continuing operations	$36,514	$(58,329)	$21,091

Weighted average outstanding common shares	22,070	21,741	21,555
Additional dilutive shares related to stock-based compensation	183	–	99

Weighted average outstanding and potentially dilutive common shares	22,253	21,741	21,654

Diluted income (loss) per share from continuing operations	$1.64	$(2.68)	$0.97

Basic income (loss) per share from continuing operations	$1.65	$(2.68)	$0.98

      Options to purchase 689,266 and 858,064 shares of common stock were outstanding during 2004 and 2003, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. During 2005, no options were anti-dilutive and thus no options were excluded from the computation of diluted income per share. Additionally, options to purchase 99,493 shares of common stock for the year ended December 31, 2004 that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to a net loss reported in that period, thereby making such shares anti-dilutive.

Note 10.	Employee Stock Ownership Plan
      Viad funds its matching contributions to employees’ 401(k) accounts through the Employee Stock Ownership Plan. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an employee stock ownership plan, may participate in the ESOP.
      In 1989, the ESOP borrowed $40.0 million to purchase treasury shares from Viad. The ESOP’s obligation to repay this borrowing was guaranteed by Viad and as of December 31, 2003 an unpaid balance on the borrowing remained of $13.4 million. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement (as described in Note 8) to pay in full the outstanding ESOP loan and release the Company from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, has been recorded as a

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
reduction of common stock and other equity. The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.
      Information regarding ESOP transactions for the years ended December 31 was as follows:

	2005	2004	2003

	(in thousands)
Amounts paid by ESOP for:
Debt repayment	$1,000	$1,492	$1,800
Interest	319	171	162
Amounts received from Viad as:
Dividends	$158	$396	$573
Contributions	1,161	1,267	1,389
      Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the ESOP or 80 percent of the cumulative expense that would have been recognized under the shares allocated method, in accordance with EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad recorded expense of $1.1 million, $1.3 million and $1.4 million in 2005, 2004 and 2003, respectively.
      As a result of the MoneyGram spin-off, the ESOP received 1,360,388 shares of MoneyGram common stock (as a dividend on the Viad common stock held by the ESOP) which were sold on the open market. The proceeds were used to purchase 1,001,400 shares of Viad common stock. Both the sale of the MoneyGram shares and the purchase of Viad shares were completed by December 31, 2004. Unallocated shares held by the ESOP totaled 1,168,423 as of December 31, 2005 and 1,274,346 shares as of December 31, 2004. Shares allocated during 2005 and 2004 totaled 105,923 and 171,131, respectively.

Note 11.	Employee Equity Trust
      In 1992, Viad sold treasury stock to the Employee Equity Trust in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note ($2.1 million as of December 31, 2005) and dividend and interest transactions are eliminated in consolidation.
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
      The fair value of the 229,500 shares held by the Trust as of December 31, 2005 totaled $6.7 million. This amount represented unearned employee benefits and was shown as a reduction of common stock and other equity; it is reduced as employee benefits are funded. As of December 31, 2004, the fair value of the 347,540 shares held by the Trust totaled $9.9 million. The difference between the cost and fair value of shares held is included in the consolidated balance sheets under the caption “Additional capital.”

Note 12.	Preferred Stock Purchase Rights
      Viad has one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of its common stock. The Rights contain provisions to protect stockholders in the event of an unsolicited attempt to acquire Viad that is not believed by the Board of Directors to be in the best interest of stockholders. The Rights are represented by the common share

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
      In addition, Viad has authorized 5.0 million and 2.0 million shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

Note 13.	Stock-Based Compensation
      In 1997, Viad’s stockholders adopted the Viad Corp Omnibus Incentive Plan (“Omnibus Plan”). The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based stock awards; and (d) stock appreciation rights. The number of shares of Viad common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in such year shall be added to the shares available for grant in any subsequent calendar year.
      Stock options granted in 2005 and 2004 were for a term of seven years and become exercisable in annual increments of 20 percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of ten years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant. The exercise price of stock options is based on the market value at the date of grant. Additionally, stock options granted since 1998 contain certain forfeiture and non-compete provisions.
      Restricted stock and performance-based restricted stock (“PBRS”) awards of 182,300 shares (net of cancellations) were granted in 2005 at a weighted-average price (based on fair market value at date of grant) of $26.31. PBRS awards vested one third after the first year and will vest another third after two years and the balance after three years from the date of grant because incentive performance targets established in the year of grant were achieved at target levels (other than certain executives who earned portions of their award based on the achievement of target levels below the maximum).
      In 2004, 245,600 shares (net of cancellations) of restricted stock and PBRS were granted at a weighted-average price (based on fair market value at date of grant) of $25.38. When adjusted for the MoneyGram spin-off and one-for-four reverse stock split, these grants became 61,400 shares of Viad stock (at a weighted-average price of $24.22) and 245,600 shares of MoneyGram stock (at a weighted-average price of $19.32). PBRS awards vested one third after the first year, another third after the second year and the balance will vest after three years from the date of grant because incentive performance targets established in the year of grant were achieved at target levels (other than certain executives who earned portions of their award based on the achievement of target levels below the maximum).
      The 2003 grants of restricted stock and PBRS awards totaled 333,600 shares (net of cancellations) at a weighted-average price (based on fair market value at date of grant) of $20.51. On a post-MoneyGram spin-off and one-for-four reverse stock split basis these shares became 83,400 and 333,600 shares of Viad and MoneyGram stock, respectively, at weighted-average prices of $19.57 and $15.62, respectively. PBRS vested one third after the first year, another third after two years and the final third after three years from the date of grant because incentive performance targets established in the year of grant were achieved.
      In 2002, Viad granted 289,316 shares (net of cancellations) of restricted stock and performance-driven restricted stock (“PDRS”) at a weighted average price of $27.32 (based on fair market value at date of grant). After the MoneyGram spin-off, these grants were converted to 72,329 shares of Viad stock (at a weighted-average price of $26.07) and 289,316 shares of MoneyGram stock (at a weighted-average price of $20.80). The 2001 restricted stock and PDRS awards totaled, net of cancellations, 244,200 shares at a weighted-average price of $20.77 (based on fair market value at date of grant). When adjusted for the MoneyGram spin-off and one-for-four reverse stock split, these grants became 61,050 shares of Viad stock (at a weighted-average price of $19.82) and 244,200 shares of MoneyGram stock (at a weighted-average price of $15.81). PDRS granted in 2002 was earned as incentive performance targets established in the year of grant were achieved. The shares vested in 2005 as performance targets established for the period 2002-2004 were met. For PDRS granted in 2001,

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
25 percent of the shares vested in 2005 and 75 percent of the shares vested in 2006 based on achievement of certain long-term incentive performance targets.
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
      During 2005, Viad granted certain performance unit plan (“PUP”) awards to key employees pursuant to the Omnibus Plan. PUP awards are earned based on the level of achievement of predefined performance goals over the performance period which is three years. To the extent earned, the PUP awards will be settled in cash based on the price of Viad’s common stock. As of December 31, 2005, Viad had recorded a liability of $2.2 million related to the PUP program.
      Viad applied APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based stock awards (including PUP awards in 2005), which gave rise to compensation expense aggregating $9.1 million, $8.1 million and $6.6 million in 2005, 2004 and 2003, respectively. Refer to Note 1 for a discussion of the pro forma impact of stock options on the Company’s results of operations. Stock option activity was as follows:

		Weighted
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at January 1, 2003	1,117,340	$21.57	783,381
Granted	172,983	19.60
Exercised	(70,654)	12.95
Canceled	(97,613)	23.64

Options outstanding at December 31, 2003	1,122,056	21.63	877,800
Granted	148,279	24.45
Exercised	(116,741)	15.51
Canceled	(56,978)	23.10

Options outstanding at December 31, 2004	1,096,616	22.59	856,201
Granted	227,025	26.39
Exercised	(168,217)	20.71
Canceled	(45,654)	25.08

Options outstanding at December 31, 2005	1,109,770	23.55	745,732

      The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$13.24 to $19.57	217,751	5.0 years	$18.17	170,774	$17.79
$19.65 to $23.65	203,811	4.3 years	22.19	203,437	22.19
$23.82 to $24.05	145,764	5.2 years	24.04	145,764	24.04
$24.22 to $26.07	242,377	5.7 years	25.17	149,839	25.76
$26.31 to $30.82	300,067	5.5 years	26.83	75,918	28.08

$13.24 to $30.82	1,109,770	5.2 years	23.55	745,732	22.86

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      In addition to the above, Viad had stock options outstanding which were granted to MoneyGram employees prior to the spin-off. As of December 31, 2005, there were 150,235 of such options outstanding at weighted average exercise prices of $17.51 to $28.15. Of the total amount outstanding, 96,872 were exercisable at weighted average exercise prices of $17.51 to $28.15. The weighted average remaining contractual life of these options was 5.5 years. During 2005, a total of 131,363 options were exercised by MoneyGram employees at weighted average exercise prices of $13.24 to $28.15.

Note 14.	Income Taxes
      Deferred income tax assets (liabilities) included in the consolidated balance sheets as of December 31 related to the following:

	2005	2004

	(in thousands)
Deferred tax assets:
Provisions for losses	$28,372	$31,109
Pension, compensation and other employee benefits	17,478	17,912
Tax credit carryforwards	14,672	13,464
State income taxes	11,078	15,550
Deferred income	1,121	2,237
Other deferred income tax assets	3,277	4,058

	75,998	84,330

Deferred tax liabilities:
Property and equipment	(10,013)	(12,848)
Unrealized gains on investments	(290)	(294)
Other deferred income tax liabilities	(2,813)	(6,261)

	(13,116)	(19,403)

Foreign deferred tax liabilities included above	6,164	9,639

United States deferred tax assets	$69,046	$74,566

      Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2005 and 2004, Viad had gross deferred tax assets of $76.0 million and $84.3 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is more likely than not.
      Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of December 31, 2005, Viad had $36.0 million accrued for these exposures. If the amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad must record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. During 2005 and 2004, Viad recorded tax benefits related to continuing operations of $4.7 million and $2.4 million, respectively, related to net favorable income tax settlements. See Note 22 for a discussion of tax benefits related to discontinued operations.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The $14.7 million of tax credit carryforwards as of December 31, 2005 consist of $910,000 of general business credit carryforwards that expire in 2018 through 2024, $658,000 of foreign tax credits that may be carried forward indefinitely and $13.1 million of alternative minimum tax carryforwards that can be carried forward indefinitely.
      Income tax expense for the years ended December 31 consisted of the following:

	2005	2004	2003

	(in thousands)
Current:
United States:
Federal	$5,124	$(3,687)	$(8,420)
State	(9,627)	(393)	2,317
Foreign	8,020	7,681	6,651

	3,517	3,601	548
Deferred	11,809	1,745	20,813

Income tax expense	$15,326	$5,346	$21,361

      Certain tax benefits related primarily to stock option exercises and dividends paid to the ESOP totaling $666,000, $1.2 million and $1.0 million in 2005, 2004 and 2003, respectively, were credited to common stock and other equity.
      Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.
      A reconciliation of the income tax expense and the amount that would be computed using statutory federal income tax rates for the years ended December 31 was as follows:

	2005		2004		2003

	(in thousands)
Computed income taxes at statutory federal income tax rate of 35%	$18,144	35.0%	$(18,544)	35.0%	$14,858	35.0%
State income taxes	(5,044)	(9.7)%	1,096	(2.1)%	3,046	7.2%
Goodwill and intangible asset impairment losses	—	0.0%	24,837	(46.9)%	–	0.0%
Other, net	2,226	4.3%	(2,043)	3.9%	3,457	8.1%

Income tax expense	$15,326	29.6%	$5,346	(10.1)%	$21,361	50.3%

      United States and foreign income (loss) before income taxes for the years ended December 31 was as follows:

	2005	2004	2003

	(in thousands)
United States	$31,831	$(61,268)	$31,384
Foreign	20,009	8,285	11,068

Income (loss) before income taxes	$51,840	$(52,983)	$42,452

Note 15.	Pension and Other Postretirement Benefits
      Pension Benefits. Prior to the spin-off of MoneyGram, Viad had trusteed, frozen defined benefit pension plans that covered certain employees and were funded by the Company. Viad also maintained certain unfunded defined benefit pension plans which provided supplemental benefits to select management employees. With the spin-off of MoneyGram, the defined benefit pension obligation associated with the Company’s primary funded plan was transferred to MoneyGram while Viad retained the obligations related to two smaller funded plans. In addition, the liabilities associated with the majority of the unfunded plans were transferred to MoneyGram while Viad retained the obligations related to plans for certain continuing subsidiaries. These plans use traditional defined benefit formulas based on years of service and final average compensation.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.
      The periodic pension cost for defined benefit pension plans for the years ended December 31 included the following components:

	2005	2004	2003

	(in thousands)
Service cost	$197	$133	$62
Interest cost	1,132	1,153	1,177
Expected return on plan assets	(848)	(941)	(1,038)
Amortization of prior service cost	207	208	208
Recognized net actuarial loss	417	291	138

Net periodic pension cost	$1,105	$844	$547

      Contributions to multiemployer pension plans totaled $17.4 million, $15.9 million and $15.8 million in 2005, 2004 and 2003, respectively. Costs of 401(k) defined contribution and other pension plans totaled $1.8 million, $805,000 and $689,000 in 2005, 2004 and 2003, respectively.
      The following table indicates the plans’ funded status and amounts recognized in Viad’s consolidated balance sheets as of December 31:

	Funded Plans		Unfunded Plans

	2005	2004	2005	2004

	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,598	$12,022	$7,576	$7,102
Service cost	–	–	197	133
Interest cost	701	722	431	431
Actuarial adjustments	582	747	616	413
Benefits paid	(911)	(893)	(529)	(503)

Benefit obligation at end of year	12,970	12,598	8,291	7,576

Change in plan assets:
Fair value of plan assets at beginning of year	10,106	10,165	–	–
Actual return on plan assets	530	834	–	–
Company contributions	–	–	529	503
Benefits paid	(911)	(893)	(529)	(503)

Fair value of plan assets at end of year	9,725	10,106	–	–

Funded status	(3,245)	(2,492)	(8,291)	(7,576)
Unrecognized prior service cost	223	268	350	512
Unrecognized actuarial loss	6,976	6,428	2,395	1,845

Net amount recognized	$3,954	$4,204	$(5,546)	$(5,219)

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets.

	Funded Plans		Unfunded Plans

	2005	2004	2005	2004

	(in thousands)
Projected benefit obligation	$12,970	$12,598	$8,291	$7,576
Accumulated benefit obligation	12,970	12,598	7,960	7,238
Fair value of plan assets	9,725	10,106	–	–
      The total amounts recognized in Viad’s consolidated balance sheets as of December 31 were as follows:

	Funded Plans		Unfunded Plans

	2005	2004	2005	2004

	(in thousands)
Net accrued pension liability	$(3,245)	$(2,492)	$(8,014)	$(7,257)
Intangible asset	223	268	350	512
Deferred tax asset	2,720	2,507	826	595
Accumulated other comprehensive income	4,256	3,921	1,292	931

Net amount recognized	$3,954	$4,204	$(5,546)	$(5,219)

      Additional information. The increase in the minimum pension liability included in accumulated other comprehensive income was $696,000 and $639,000 for the years ended December 31, 2005 and 2004, respectively.
      Viad’s pension plan weighted-average asset allocations as of December 31, 2005 and 2004, by asset category, are as follows:

	2005	2004

Equity securities	39.0%	59.9%
Fixed income securities	57.8%	34.3%
Other	3.2%	5.8%

Total	100.0%	100.0%

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
      The Company presently anticipates making no contribution to its funded pension plans and contributing $552,000 to its unfunded pension plans in 2006.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded	Unfunded
	Plans	Plans

	(in thousands)
2006	$667	$552
2007	753	541
2008	762	530
2009	679	529
2010	692	514
2011-2015	3,920	2,962
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
      As discussed in Note 1, the Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. The effects of the Act decreased Viad’s accumulated postretirement benefit obligation by $4.6 million. This decrease is treated as an actuarial experience gain, which will be amortized to expense through a decrease in the amortization of the unrecognized net actuarial loss. The effects of the Act also decreased net periodic postretirement benefit cost for the year ended December 31, 2004 by $352,000. The components of this savings were the reduction in the amortization of the unrecognized net actuarial loss of $204,000, the reduction of interest cost of $144,000, and the reduction in current service cost of $4,000.
      Effective January 1, 2005, Viad made changes to its plans which resulted in cost savings. The changes included an increase in deductibles, out-of-pocket maximums, prescription drug co-pays, and retirees’ monthly contributions. These changes were communicated to participants prior to November 30, 2004, and thus the impact was estimated for the year ended December 31, 2004. The final impact was reflected with the 2005 expense determination.
      The net periodic postretirement benefit cost for the years ended December 31 included the following components:

	2005	2004	2003

	(in thousands)
Service cost	$73	$76	$100
Interest cost	1,279	1,812	2,327
Expected return on plan assets	(315)	(343)	(149)
Amortization of prior service cost	(1,132)	(749)	(671)
Recognized net actuarial loss	456	724	1,055

Net periodic postretirement benefit cost	$361	$1,520	$2,662

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The status of the plans as of December 31 is set forth below:

	2005	2004

	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$26,233	$36,941
Service cost	73	76
Interest cost	1,279	1,812
Actuarial adjustments	(829)	(6,064)
Plan amendments	(702)	(3,987)
Benefits paid	(1,730)	(2,545)

Benefit obligation at end of year	24,324	26,233

Change in plan assets:
Fair value of plan assets at beginning of year	9,265	10,497
Actual return on plan assets	61	466
Company contributions	574	847
Benefits paid	(1,730)	(2,545)

Fair value of plan assets at end of year	8,170	9,265

Funded status	(16,154)	(16,968)
Unrecognized prior service cost	(7,710)	(8,140)
Unrecognized net actuarial loss	6,900	7,931

Accrued postretirement benefit cost	$(16,964)	$(17,177)

      A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $1.9 million and the total of service and interest cost components by approximately $128,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $1.7 million and the total of service and interest cost components by approximately $112,000.
      Viad’s postretirement benefit weighted-average asset allocation was 5.7 percent, 25.6 percent and 68.7 percent in equity securities, fixed income securities and private equity securities, respectively, as of December 31, 2005, and 48.8 percent and 51.2 percent in equity securities and private equity securities, respectively, as of December 31, 2004.
      The Company presently anticipates contributing $600,000 to its other postretirement benefit plans in 2006.
      The postretirement benefits expected to be paid, which reflect expected future service, and the Medicare Part D subsidy expected to be received, are as follows:

	Postretirement	Medicare Part D
	Benefit	Subsidy
	Payments	Receipts

	(in thousands)
2006	$2,096	$267
2007	2,094	271
2008	2,049	267
2009	1,986	260
2010	1,923	254
2011-2015	8,643	1,172

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Measurement Date. Viad utilizes a November 30 measurement date for its pension and other postretirement benefit plans.
      Weighted Average Assumptions. Weighted average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension		Other
	Benefits		Benefits

	2005	2004	2005	2004

Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A
      Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Pension		Other
	Benefits		Benefits

	2005	2004	2005	2004

Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term return on plan assets	8.75%	8.75%	3.75%	3.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A
      The assumed health care cost trend rate used in measuring the 2005 accumulated postretirement benefit obligation was nine percent in the year 2005, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2004 accumulated postretirement benefit obligation was ten percent in the year 2004, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.

Note 16.	Restructuring Charges and Recoveries
      In 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. As of December 31, 2005, all payments had been made and thus the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during 2005 and recorded an additional charge of $358,000. As of December 31, 2005, $1.1 million of the liability remained of which $188,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $877,000 under the caption “Other deferred items and insurance liabilities.”
      In 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. Included in the “Adjustment to liability” amount in 2005 was the reversal of $283,000 of certain facilities costs that are not expected to be incurred and an $87,000 non-cash adjustment to the liability. Additionally, in 2004 and 2003, $123,000 and $3.5 million, respectively, of the 2002 restructuring charge was reversed and in 2003 there was an additional $290,000 charge for a lease termination fee related to a revised facility closure. These amounts were included in the consolidated statements of operations under the caption “Restructuring charges (recoveries).” As of December 31, 2005, there was a remaining liability of $1.6 million, of which $372,000 and $1.2 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had substantially completed the restructuring activities by December 31, 2003; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      A summary of the change in the 2002 restructuring charge liability balance as of December 31, 2005 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

		(in thousands)
Balance at January 1, 2003	$2,911	$12,814	$15,725
Cash payments	(1,747)	(3,472)	(5,219)
Additional lease restructuring	–	290	290
Adjustment to liability	–	(3,500)	(3,500)

Balance at December 31, 2003	1,164	6,132	7,296
Cash payments	(678)	(4,047)	(4,725)
Adjustment to liability	–	(123)	(123)

Balance at December 31, 2004	486	1,962	2,448
Cash payments	(239)	(265)	(504)
Adjustment to liability	(247)	(123)	(370)

Balance at December 31, 2005	$–	$1,574	$1,574

      In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million of which $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. In 2003, $1.8 million of the 2001 restructuring charge was reversed as certain actual costs incurred were less than original estimates. As of December 31, 2005, a liability remained of $9.0 million (comprised solely of future lease payment obligations), of which $1.4 million and $7.6 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Included in the “Adjustment to liability” amount in 2005 were $775,000 of certain facilities costs that are not expected to be incurred, offset by a $118,000 non-cash adjustment to the liability. Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
      A summary of the change in the 2001 restructuring charge liability balance as of December 31, 2005 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total

		(in thousands)
Balance at January 1, 2003	$882	$18,750	$19,632
Cash payments	(406)	(3,732)	(4,138)
Adjustment to liability	(200)	(1,605)	(1,805)

Balance at December 31, 2003	276	13,413	13,689
Cash payments	(276)	(2,626)	(2,902)
Non-cash adjustment	–	739	739

Balance at December 31, 2004	–	11,526	11,526
Cash payments	–	(1,883)	(1,883)
Adjustment to liability	–	(657)	(657)

Balance at December 31, 2005	$–	$8,986	$8,986

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17.	Leases
      Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to nine years, and some of which provide for renewal options up to 25 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.
      As of December 31, 2005, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases

	(in thousands)
2006	$23,874	$3,892
2007	21,479	3,375
2008	18,767	3,187
2009	14,870	2,970
2010	12,290	2,800
Thereafter	27,292	1,333

Total	$118,572	$17,557

      Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2005	2004	2003

	(in thousands)
Minimum rentals	$31,174	$31,697	$29,844
Sublease rentals	(4,832)	(4,288)	(4,120)

Total rentals, net	$26,342	$27,409	$25,724

Note 18.	Litigation, Claims and Other Contingencies
      Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2005 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
      In 2005, certain retained liabilities of approximately $12 million relating to previously sold operations were reclassified from long-term to current liabilities as the Company anticipates that resolution should occur within the next year. To the extent that Viad’s cash payments are greater or less than the amount reserved, the difference will be recorded through discontinued operations.
      Viad was involved in claims and counter-claims related to unfair competitive practices and violation of intellectual property rights related to Exhibitgroup’s kiosk business. In July 2005, the parties involved settled the litigations and entered into Consent Judgments that recognize the validity and value of Viad’s intellectual property rights, including Viad’s copyrights. The settlement agreement includes payments aggregating $2.0 million to be received by Viad; $1.0 million of which was received in 2005 with the remainder to be received in 2006. Viad has agreed to grant a license with respect to a limited number of Viad’s intellectual property rights, including Viad’s copyrights related to retail merchandising units permitting the manufacture and sale of certain retail merchandising units in exchange for future payments of royalties.
      Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
      As of December 31, 2005, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2005 would be $32.4 million, of which $31.9 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of December 31, 2005, the aggregate guarantees related to credit or loan arrangements with banks were $538,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
      Glacier Park operates the concession portion of its business under a 25-year concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park and a 42-year lease with the Canadian Government for Waterton Lakes National Park. Glacier Park’s lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. The concession contract with the Park Service expires in December 2006 as the Park Service exercised its right to extend the contract that was to expire on December 31, 2005 for a one-year period and, in its sole discretion, may extend Glacier Park’s concession contract for up to two additional years. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contracts, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. Were Glacier Park’s contract to expire and a new concessionaire to be selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which are not part of the Park Service concession contract. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2005 operating income.

Note 19.	Related Party Transactions
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
      During 2005 and subsequent to the spin-off transaction through December 31, 2004, Viad received aggregate payments from MoneyGram of $11.1 million and $10.8 million, respectively, related to spin-off related costs, such as legal and administrative costs, and other costs primarily related to insurance, employee benefit programs and income taxes. Cash payments directly related to the spin-off transaction represent the settlement of balance sheet liabilities assumed by Viad at the time of the spin-off. Accordingly, the costs associated with these liabilities were reflected in MoneyGram’s results of operations. In addition, in 2005 and 2004, Viad received aggregate payments of $1.4 million and $820,000, respectively, related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. As of December 31, 2005 and 2004, Viad had amounts receivable from MoneyGram of $319,000 and $4.1 million, respectively, included in the consolidated balance sheets under the caption “Receivable from MoneyGram.” The receivable as of December 31, 2004 primarily represented the transfer of certain tax credits pursuant to the Tax Sharing Agreement dated June 30, 2004.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      As discussed in Note 5 above, in January 2005 Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, no gain or loss was recorded in connection with the transaction. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram shared the fixed costs of operating the aircraft and each paid the variable costs depending on the usage by each company. During 2005, Viad received aggregate payments of $1.4 million from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram were recorded as a reduction of expense under the caption “Corporate activities” in the consolidated statements of operations.
      In January 2006, Viad sold the remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram. See Note 23 related to this transaction.

Note 20.	Segment Information
      Viad measures profit and performance of its operations on the basis of operating income before restructuring charges and recoveries. The accounting policies of the operating segments are the same as those described in Note 1. Consolidated revenues and operating income reflect the elimination of intersegment sales and transfers. Corporate activities include expenses not allocated to operations. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables:

	2005	2004	2003

	(in thousands)
Revenues:
GES	$568,006	$540,085	$498,714
Exhibitgroup	184,315	178,112	218,551
Travel and Recreation Services	73,933	67,460	53,203

	$826,254	$785,657	$770,468

Operating income before restructuring charges and recoveries:
GES	$43,572	$43,262	$40,171
Exhibitgroup	511	(9,648)	1,070
Travel and Recreation Services	20,130	19,767	9,975

Reportable segments	64,213	53,381	51,216
Corporate activities	(13,052)	(14,533)	(15,190)

	51,161	38,848	36,026
Interest income	3,935	1,225	441
Interest recoveries (expense)	(2,554)	(2,267)	1,080
Restructuring recoveries (charges):
GES	73	28	1,315
Exhibitgroup	985	95	3,700
Corporate	(315)	(1,363)	–
Impairment losses:
GES	(843)	–	–
Exhibitgroup	–	(88,699)	–
Minority interests	(602)	(850)	(110)

Income (loss) before income taxes	$51,840	$(52,983)	$42,452

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2005	2004	2003

	(in thousands)
Assets:
GES	$260,046	$255,788	$251,146
Exhibitgroup	89,323	89,327	161,344
Travel and Recreation Services	132,725	117,360	107,549

Reportable segments	482,094	462,475	520,039
Corporate and other	203,596	195,957	162,057

	$685,690	$658,432	$682,096

Depreciation and amortization:
GES	$12,264	$12,168	$11,853
Exhibitgroup	4,348	4,840	3,747
Travel and Recreation Services	4,959	5,381	4,554

Reportable segments	21,571	22,389	20,154
Corporate and other	542	981	2,347

	$22,113	$23,370	$22,501

Capital expenditures:
GES	$11,981	$10,089	$10,562
Exhibitgroup	2,806	4,365	2,602
Travel and Recreation Services	5,208	851	2,244

Reportable segments	19,995	15,305	15,408
Corporate and other	43	69	127

	$20,038	$15,374	$15,535

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

	2005	2004	2003

	(in thousands)
Revenues:
United States	$695,981	$667,641	$678,048
Foreign	130,273	118,016	92,420

Total revenues	$826,254	$785,657	$770,468

Long-lived assets:
United States	$105,543	$115,957	$116,743
Foreign	65,999	64,670	64,110

Total long-lived assets	$171,542	$180,627	$180,853

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 21.	Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
2005
Revenues:	$249,512	$227,031	$191,137	$158,574

Operating income (loss):
Ongoing operations(1)	$22,767	$22,289	$16,366	$2,791
Corporate activities	(2,755)	(3,184)	(3,346)	(3,767)
Restructuring recoveries(2)	290	73	230	150
Impairment losses(3)	–	–	(843)	–

Operating income (loss)	$20,302	$19,178	$12,407	$(826)

Income from continuing operations	$12,425	$11,086	$9,371	$3,632
Net income	$12,198	$11,145	$10,699	$3,712
Diluted net income per common share:
Income from continuing operations	$0.56	$0.50	$0.42	$0.16
Net income	$0.55	$0.50	$0.48	$0.17
Basic net income per common share:
Income from continuing operations	$0.57	$0.51	$0.42	$0.16
Net income	$0.56	$0.51	$0.48	$0.17

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
2004
Revenues:	$207,555	$207,378	$218,581	$152,143

Operating income (loss):
Ongoing operations(1)	$16,206	$18,878	$23,529	$(5,232)
Corporate activities	(2,617)	(3,871)	(3,416)	(4,629)
Restructuring (charges) recoveries(2)	–	(853)	(850)	463
Impairment losses(3)	–	–	(87,408)	(1,291)

Operating income (loss)	$13,589	$14,154	$(68,145)	$(10,689)

Income (loss) from continuing operations	$7,559	$9,182	$(68,275)	$(6,795)
Net income (loss)	$7,559	$9,182	$(68,275)	$(4,468)
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.35	$0.42	$(3.14)	$(0.31)
Net income (loss)	$0.35	$0.42	$(3.14)	$(0.21)
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.35	$0.42	$(3.14)	$(0.31)
Net income (loss)	$0.35	$0.42	$(3.14)	$(0.21)

(1)	Represents revenues less costs of services and costs of products sold.

(2)	In the second quarter of 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. Of this amount, $43,000 and $340,000 was reversed in the first quarter of 2005 and fourth quarter of 2004, respectively. Viad recorded an additional charge of $850,000 in the

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

third quarter of 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during the third quarter of 2005 and recorded an additional charge of $358,000. Viad recorded restructuring charges totaling $61.4 million in 2001 and $19.3 million in 2002 associated with the closure and consolidation of certain facilities, severance and other employee benefits. In the fourth quarter of 2004, $123,000 of the 2001 restructuring charge was reversed as certain actual costs incurred were less than original estimates and in the second, third and fourth quarters of 2005, an additional $73,000, $562,000 and $140,000, was also reversed, respectively. In the first, third and fourth quarters of 2005, an additional $247,000, $26,000 and $10,000 of the 2002 restructuring was reversed, respectively.

(3)	During the third quarter of 2005, Viad recorded asset impairment and related losses of $843,000 related to damage caused by Hurricane Katrina to GES’s New Orleans facility. Viad completed an interim impairment test of the goodwill and an estimated preliminary analysis of the trademark intangible asset at Exhibitgroup. Based on this testing, Viad recorded aggregate impairment charges of $87.4 million in the third quarter of 2004. In the fourth quarter of 2004, Viad completed its analysis of the trademark intangible asset and recorded an additional impairment of $1.3 million.

Note 22.	Discontinued Operations
      Viad recorded income from discontinued operations of $1.2 million and $2.3 million in 2005 and 2004, respectively, related to net favorable tax settlements associated with previously sold operations.

Note 23.	Subsequent Events
      In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash resulting in a gain of approximately $1.7 million.
      Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million to an unrelated third party, resulting in a gain of approximately $1.7 million.
      In February 2006, Viad announced its intent, under a recent authorization by its Board of Directors, to repurchase up to one million shares of its common stock from time to time at prevailing prices in the open market. This is in addition to an existing authorization to repurchase common stock for the purpose of replacing common stock issued upon exercise of stock options and in connection with other stock compensation plans.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona
      We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE llp

Deloitte & Touche llp
Phoenix, Arizona
March 1, 2006

VIAD CORP
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at		Charged to		Credited
	Beginning	Charged to	Other		to Other	Balance at
Description	of Year	Expense	Accounts	Write-offs	Accounts	End of Year

	(in thousands)
Allowance for doubtful accounts for the years ended:
December 31, 2003	$4,004	$1,459	$–	$(2,908)	$–	$2,555
December 31, 2004	2,555	1,428	–	(1,757)	–	2,226
December 31, 2005	2,226	1,112	–	(1,938)	–	1,400

EXHIBIT INDEX

Exhibits. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.

3.B1	Copy of Bylaws of Viad Corp, as amended through February 23, 2005, filed as Exhibit 3 to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.

3.B2	Copy of Bylaws of Viad Corp, effective April 1, 2006, filed as Exhibit 3 to Viad Corp’s Form 8-K filed February 28, 2006, is hereby incorporated by reference.

4.A	Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10 percent of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

4.B1	Copy of $150,000,000 Credit Agreement (senior secured credit facility) dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.

4.B2	Copy of Amendment No. 1 and Limited Waiver to Credit Agreement dated November 4, 2004, filed as Exhibit 4.B2 to Viad Corp’s Form 10-K for the period ended December 31, 2004, is hereby incorporated by reference.

4.B3	Copy of Amendment No. 2 to Credit Agreement dated December 17, 2004, filed as Exhibit 4.B3 to Viad Corp’s Form 10-K for the period ended December 31, 2004, is hereby incorporated by reference.

4.B4	Copy of Amendment No. 3 to Credit Agreement dated December 30, 2005.*

4.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002.

4.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference.

10.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+

10.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference.+

10.C1	Copy of form of Performance-Driven Restricted Stock Agreement, as amended August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+

10.C2	Copy of form of Performance-Based Restricted Stock Agreement, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+

10.C3	Copy of form of Restricted Stock Agreement for Executives (three-year cliff vesting), as amended February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+

10.C4	Copy of form of Restricted Stock Agreement for Outside Directors (three-year cliff vesting), as adopted February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+

10.C5	Copy of Performance Unit Incentive Plan, amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+

10.C6	Copy of Performance Unit Agreement, adopted March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+

10.D	Copy of Viad Corp Management Incentive Plan, as amended March 29, 2005, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+

10.E	Copy of Viad Corp Performance-Based Stock Plan, as amended and restated effective May 1998, filed as Exhibit 10.D to Viad Corp’s Form 10-Q for the period ended June 30, 1998, is hereby incorporated by reference.+

10.F	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+

Exhibits. #

10.G1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 30, 2004, between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+

10.G2	Copy of forms of Viad Corp Amended and Restated Executive Severance Plans (First and Second Tier) covering certain employees, amended as of March 30, 2004, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+

10.H1	Copy of Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon dated as of June 1, 2004, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+

10.H2	Copy of Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon effective as of April 1, 2006, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2006, is hereby incorporated by reference.+

10.I	Copy of Viad Corp Supplemental TRIM Plan as Amended and Restated August 20, 2003 and filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.+

10.J1	Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ending June 30, 2001, is hereby incorporated by reference.+

10.J2	Copy of First Amendment to the Restated Viad Corp Supplemental Pension Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2003, is hereby incorporated by reference.+

10.J3	Copy of Amendment No. 2 to the Restated Viad Corp Supplemental Pension Plan as of March 30, 2004, filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended March 31, 2004, is hereby incorporated by reference.+

10.J4	Copy of Amendment No. 3 to the Restated Viad Corp Supplemental Pension Plan as of June 30, 2004, filed as Exhibit 10.J4 to Viad Corp’s Form 10-K for the period ended December 31, 2004, is hereby incorporated by reference.+

10.K	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+

10.L	Summary of Compensation Program of Non-Employee Directors of Viad Corp as of February 23, 2006, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2006, is hereby incorporated by reference.+

10.M1	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+

10.M1	Copy of form of Non-Qualified Incentive Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+

10.N	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, filed as Appendix C to Viad Corp’s Proxy Statement filed September 21, 1987, is hereby incorporated by reference.+

14	Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference.

21	List of Subsidiaries of Viad Corp.*

23	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*

24	Power of Attorney signed by Directors of Viad Corp.*

31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*

31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*

32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

*	Filed herewith.
+ Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.