Form 10-Q
period 2006-03-31
VIAD CORP
filed 2006-05-09
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
As of April 30, 2006, 22,190,195 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$154,705	$152,601
Accounts receivable, net of allowance for doubtful accounts of $1,529 and $1,400, respectively	69,829	56,752
Inventories	37,629	37,853
Deferred income taxes	29,860	28,155
Other current assets	10,214	7,348

Total current assets	302,237	282,709
Property and equipment, net	133,821	143,038
Other investments and assets	27,512	28,504
Deferred income taxes	38,508	40,891
Goodwill	184,058	184,310
Other intangible assets, net	6,166	6,238

Total Assets	$692,302	$685,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,081	$35,150
Other current liabilities	131,308	131,498
Current portion of long-term debt and capital lease obligations	3,276	3,263

Total current liabilities	173,665	169,911
Long-term debt and capital lease obligations	13,822	14,089
Pension and other postretirement benefits	28,659	28,428
Other deferred items and insurance liabilities	70,756	71,589
Commitments and contingencies (Note 14)
Minority interest	4,592	4,704
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	640,746	653,883
Retained deficit	(27,469)	(40,199)
Unearned employee benefits and other	(15,528)	(17,409)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	514	456
Unrealized gain on derivative financial instruments	20	38
Cumulative foreign currency translation adjustments	23,037	23,576
Minimum pension liability adjustment	(5,548)	(5,548)
Common stock in treasury, at cost, 2,774,850 and 2,500,927 shares, respectively	(252,366)	(255,230)

Total common stock and other equity	400,808	396,969

Total Liabilities and Stockholders’ Equity	$692,302	$685,690

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Revenues:
Convention show services	$187,263	$191,441
Exhibit design and construction	41,588	53,341
Travel and recreation services	4,919	4,730

Total revenues	233,770	249,512

Costs and expenses:
Costs of services	170,612	171,661
Costs of products sold	45,448	55,084
Corporate activities and minority interest	1,740	2,619
Gains on sale of corporate assets	(3,468)	—
Restructuring recoveries	(18)	(290)
Impairment recoveries	(843)	—
Net interest income	(1,437)	(150)

Total costs and expenses	212,034	228,924

Income before income taxes	21,736	20,588
Income tax expense	7,979	8,163

Income from continuing operations	13,757	12,425
Loss from discontinued operations	(149)	(227)

Net income	$13,608	$12,198

Diluted income per common share
Income from continuing operations	$0.62	$0.56
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.61	$0.55

Average outstanding and potentially dilutive common shares	22,202	22,092

Basic income per common share
Income from continuing operations	$0.63	$0.57
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.62	$0.56

Average outstanding common shares	21,812	21,917

Dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2006	2005
	(in thousands)
Net income	$13,608	$12,198

Other comprehensive loss:
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	58	(54)
Unrealized loss on derivative financial instruments:
Holding loss arising during the period, net of tax	(18)	—
Unrealized foreign currency translation losses	(539)	(1,290)

Other comprehensive loss	(499)	(1,344)

Comprehensive income	$13,109	$10,854

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$13,608	$12,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,823	5,994
Deferred income taxes	928	251
Loss from discontinued operations	149	227
Restructuring recoveries	(18)	(290)
Gains on dispositions of property and other assets	(3,476)	(182)
Share-based compensation expense	2,021	2,084
Tax benefits from share-based compensation arrangements	3,001	123
Excess tax benefits from share-based compensation arrangements	(2,063)	—
Other non-cash items, net	953	1,136
Change in operating assets and liabilities:
Receivables	(13,522)	(24,174)
Inventories	224	(351)
Accounts payable	6,088	15,099
Restructuring liability	(352)	(792)
Other assets and liabilities, net	(6,579)	(623)

Net cash provided by operating activities	5,785	10,700

Cash flows from investing activities:
Capital expenditures	(6,070)	(3,474)
Proceeds from dispositions of property and other assets	13,264	8,768

Net cash provided by investing activities	7,194	5,294

Cash flows from financing activities:
Payments on debt and capital lease obligations	(533)	(2,605)
Dividends paid on common stock	(881)	(881)
Common stock purchased for treasury	(13,290)	—
Excess tax benefits from share-based compensation arrangements	2,063	—
Proceeds from exercise of stock options	1,873	1,525

Net cash used in financing activities	(10,768)	(1,961)

Effect of exchange rate changes on cash and cash equivalents	(107)	(156)

Net increase in cash and cash equivalents	2,104	13,877
Cash and cash equivalents, beginning of year	152,601	115,050

Cash and cash equivalents, end of period	$154,705	$128,927

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$2,798	$3,707

Interest	$310	$621

Equipment acquired under capital leases	$272	$170

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.
     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission (“SEC”) on March 1, 2006.
     The consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of: GES Exposition Services, Inc. (“GES”), Exhibitgroup/Giltspur (“Exhibitgroup”) and Travel and Recreation Services.
Note 2. Share-Based Compensation
     Viad grants share-based compensation awards pursuant to the Viad Corp Omnibus Incentive Plan (the “Omnibus Plan”) which was adopted by Viad’s stockholders in 1997. The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based awards; and (d) stock appreciation rights. The number of shares of common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in that year will be added to the shares available for grant in any subsequent year. Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing common stock issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during the three months ended March 31, 2006 or 2005.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation cost related to all share-based payment arrangements, including employee stock options, be recognized in the financial statements based on the fair value method of accounting. In addition, SFAS No. 123(R) requires that excess tax benefits related to share-based payment arrangements be classified as cash inflows from financing activities and cash outflows from operating activities. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
     As originally permitted by SFAS No. 123, Viad had previously elected to apply the guidance in APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to measure the value of share-based payment transactions with employees. Based on this method, Viad had not previously recognized the compensation cost related to employee stock options in the financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, Viad adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Accordingly, prior period amounts have not been restated. Under the modified prospective application method, the compensation cost related to the unvested portion of all awards (including stock options) granted prior to the adoption of SFAS No. 123(R), and all new awards, are recognized in the financial statements over the requisite service period based on the fair value of the awards.
     During the three months ended March 31, 2006 and 2005, the total share-based compensation expense recognized in the financial statements was $2.0 million and $2.1 million, respectively. Furthermore, the total tax benefits related to such costs were $772,000 and $823,000, respectively. There were no share-based compensation costs which were capitalized.

     During the three months ended March 31, 2006, the adoption of SFAS No. 123(R) resulted in incremental share-based compensation expense (and a reduction of income before taxes) of $443,000. Furthermore, net income was reduced by $326,000, and both diluted and basic income per share were reduced by $0.01 per share. Also in connection with the adoption of SFAS No. 123(R), Viad presented $2.1 million of excess tax benefits from share-based compensation arrangements as a cash outflow from operating activities and a cash inflow from financing activities during the three months ended March 31, 2006.
     As noted above, prior to the adoption of SFAS No. 123(R), Viad used the intrinsic value method of accounting prescribed by APB Opinion No. 25. Assuming Viad had recognized compensation cost during the three months ended March 31, 2005 related to all share-based compensation awards (including stock options) in accordance with the fair value method of accounting under SFAS No. 123, net income and diluted and basic income per share would have been as presented below. Compensation cost calculated under SFAS No. 123 is recognized over the vesting period and is net of estimated forfeitures and tax effects.

Three months ended
March 31, 2005
(in thousands, except
per share data)
Net income, as reported	$12,198
Less: share-based compensation expense determined under fair value based method, net of tax	(401)

Pro forma net income	$11,797

Diluted income per share:
As reported	$0.55

Pro forma	$0.54

Basic income per share:
As reported	$0.56

Pro forma	$0.54

     For purposes of applying SFAS No. 123(R) (and SFAS No. 123 where applicable), the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model for the three months ended March 31 with the following assumptions:

	2006	2005
Estimated fair value of stock options granted	$9.29	$7.57
Expected dividend yield	0.5%	0.6%
Expected volatility	24.3%	26.3%
Risk-free interest rate	4.57%	3.89%
Expected life	5 years	5 years
     The expected dividend yield was based on Viad’s expectation of future dividend payouts. The volatility assumption was based on Viad’s daily historical stock price volatility during the time period that corresponds to the expected weighted-average life of the option. The expected life (estimated period of time outstanding) of stock options granted was estimated based on historical exercise activity. The risk-free interest rate assumption was based on the interest rate of a U.S. Treasury strip for a five-year term from the date the option was granted. The forfeiture rate is based on the Company’s historical average forfeiture rate.
     Stock options granted during the three months ended March 31, 2006 and 2005 were for contractual terms of seven years at exercise prices based on the fair market value of Viad’s common stock on the grant date. Stock options become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted since 1998 contain certain forfeiture and non-compete provisions. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the requisite service period, which is approximately five years. As of March 31, 2006, the total unrecognized costs related to non-vested stock option awards granted was $3.0 million. Viad expects to recognize such costs in the financial statements over a weighted-average period of 2.2 years.

     Viad’s stock options generally contain contingent cash settlement features upon a change of control of the Company as defined in the Omnibus Plan. Management believes this cash settlement event is not considered probable, and therefore, the outstanding stock options are accounted for as equity awards and not considered liability awards under SFAS No. 123(R) and related guidance. Although not considered probable, the cash settlement contingency is deemed to be outside the control of Viad. Accordingly, Viad’s stock options are subject to the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” and Emerging Issues Task Force Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. As of March 31, 2006, Viad has not recorded any amounts related to stock options outside of permanent equity as there was no intrinsic value (in-the-money redemption amount) related to Viad’s stock options on the date of grant. As noted above, the exercise price of Viad’s stock option grants is based on the fair market value of the underlying common stock on the date of grant.
     The following table summarizes stock option activity during the three months ended March 31, 2006:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2006	1,109,770	$23.55	745,732
Granted	21,700	31.92
Exercised	(35,736)	24.66
Forfeited	(11,172)	24.82

Options outstanding at March 31, 2006	1,084,562	23.67	818,732

     The following table summarizes information concerning stock options outstanding and exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$13.24 to $19.57	213,485	4.7 years	$18.15	213,485	$18.15
$19.65 to $23.82	198,961	4.2 years	22.22	198,587	22.22
$24.05 to $24.22	245,713	4.9 years	24.12	181,246	24.09
$25.02 to $26.31	304,306	5.9 years	26.20	156,866	26.10
$26.37 to $31.92	122,097	4.6 years	28.43	68,548	27.99

$13.24 to $31.92	1,084,562	5.0 years	23.67	818,732	22.80

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. prior to the spin-off of that company as described in Note 15. As of March 31, 2006, there were 106,438 of such options outstanding at weighted-average exercise prices of $17.51 to $28.15. Of the total amount outstanding, 77,851 were exercisable at weighted-average exercise prices of $17.51 to $28.15. The weighted-average remaining contractual life of these options was 5.2 years. During the three months ended March 31, 2006, a total of 43,797 options were exercised by employees of MoneyGram International, Inc. at weighted-average exercise prices of $19.57 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of March 31, 2006 was $11.5 million. The aggregate intrinsic value is based on the weighted-average exercise price and Viad’s closing stock price of $34.28 as of March 31, 2006. The total intrinsic value of stock option awards exercised during the three months ended March 31, 2006 and 2005 was $1.1 million and $1.5 million, respectively. The fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $1.9 million and $1.6 million, respectively. During the three months ended March 31, 2006 and 2005, Viad received cash proceeds from the exercise of stock options of $1.9 million and $1.5 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $3.0 million and $123,000, respectively.
     Restricted stock awards of 142,350 and 98,300 shares were granted during the three months ended March 31, 2006 and 2005, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $32.63 and $26.31, respectively. The fair value of restricted stock that vested during the three months ended March 31, 2006 and 2005 was $759,000 and $873,000, respectively. All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years. As of March 31, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $6.5 million. Viad expects to recognize such costs in the financial statements over a weighted-average period of 1.5 years.
     During the three months ended March 31, 2006 and 2005, Viad also granted performance-based restricted stock (“PBRS”) awards of 58,200 and 81,800 shares, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $32.60 and $26.31, respectively. The fair value of PBRS that vested during the three months ended March 31, 2006 and 2005 was $1.2 million and $558,000, respectively. PBRS vests when certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, another third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. As of March 31, 2006, the total unrecognized costs related to non-vested PBRS awards granted was $2.5 million. Viad expects to recognize such costs in the financial statements over a weighted-average period of 1.2 years.
     Certain performance-driven restricted stock (“PDRS”) awards granted in 2002 and 2001 vested during the three months ended March 31, 2006 and 2005 based on achievement of certain long-term incentive performance targets. The fair value of PDRS that vested during the three months ended March 31, 2006 and 2005 was $313,000 and $1.4 million, respectively.
     There were no share-based compensation awards settled in cash during the three months ended March 31, 2006 or 2005. Future vesting of restricted stock and PBRS is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock and PBRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock, except to the extent restrictions have lapsed. The following table summarizes restricted stock, PBRS and PDRS activity during the three months ended March 31, 2006:

	Restricted Stock		PBRS		PDRS
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2006	165,050	$24.38	114,682	$25.04	13,734	$22.76
Granted	142,350	32.63	58,200	32.60	—	—
Vested	(38,800)	19.57	(51,752)	23.94	(13,734)	22.76
Forfeited	(16,625)	28.77	(11,116)	29.03	—	—

Balance at March 31, 2006	251,975	29.49	110,014	29.15	—	—

     During the three months ended March 31, 2006 and 2005, Viad granted performance unit incentive plan (“PUP”) awards to key employees pursuant to the Omnibus Plan. PUP awards are earned based on the level of achievement of predefined performance goals over the performance period which is three years. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. PUP units granted during the three months ended March 31, 2006 and 2005 were 84,080 and 130,900, respectively. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of awards expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of March 31, 2006, Viad had recorded a liability of $2.9 million related to the PUP program. Share-based compensation expense related to PUP awards is recognized ratably over the requisite service period, which is approximately three years. There were no PUP awards which vested during the three months ended March 31, 2006 or 2005. Furthermore, there were no cash settlements related to PUP awards during such periods.
Note 3. Impairment Losses and Recoveries
     In the third quarter of 2005, GES’s operations in New Orleans were severely impacted by Hurricane Katrina and related events. As a result, management made an estimate of the damage to GES’s New Orleans property and recorded asset impairment and related losses of $843,000. During the three months ended March 31, 2006, Viad recorded insurance recoveries of $843,000 ($508,000 after-tax) related to claims associated with Hurricane Katrina. The final resolution of these claims remains pending with Viad’s insurance carriers, and the amounts of additional recoveries, if any, remain uncertain.
Note 4. Gains on Sale of Corporate Assets
     In January 2005, Viad sold a 50 percent interest in its corporate aircraft to a former subsidiary, MoneyGram International, Inc. (“MoneyGram”), for $8.6 million in cash. No gain or loss was recorded in connection with the transaction. In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. See Note 15.
     Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million.

Note 5. Inventories
     The components of inventories were as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Raw materials	$23,194	$23,271
Work in process	14,435	14,582

Inventories	$37,629	$37,853

Note 6. Property and Equipment
     Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Land	$24,343	$24,426
Buildings and leasehold improvements	80,640	80,947
Equipment and other	229,245	237,369

	334,228	342,742
Accumulated depreciation	(200,407)	(199,704)

Property and equipment, net	$133,821	$143,038

     Depreciation expense for the three months ended March 31, 2006 and 2005 was $4.8 million and $5.9 million, respectively.
Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the three months ended March 31, 2006 were as follows:

		Travel and
	GES	Recreation	Total
	(in thousands)
Balance at January 1, 2006	$149,526	$34,784	$184,310
Foreign currency translation adjustments	(60)	(192)	(252)

Balance at March 31, 2006	$149,466	$34,592	$184,058

     A summary of other intangible assets as of March 31, 2006 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$900	$(345)	$555
Other	588	(140)	448

	1,488	(485)	1,003

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	573	—	573

	5,163	—	5,163

Total	$6,651	$(485)	$6,166

     A summary of other intangible assets as of December 31, 2005 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer lists	$904	$(301)	$603
Other	590	(118)	472

	1,494	(419)	1,075

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	573	—	573

	5,163	—	5,163

Total	$6,657	$(419)	$6,238

     Intangible asset amortization expense for the three months ended March 31, 2006 and 2005 was $69,000 and $58,000, respectively. The estimated weighted-average amortization period of amortized intangible assets is 2.2 years. Estimated amortization expense related to the other intangible assets for the remainder of 2006 and succeeding years is expected to be $190,000 (2006), $298,000 (2007), $344,000 (2008) and $171,000 (2009).
Note 8. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Accrued income taxes	$39,662	$37,973
Customer deposits	32,571	33,527
Accrued compensation	13,642	17,545
Liabilities associated with previously sold operations	11,827	11,827
Self-insured liability accrual	7,589	8,045
Accrued restructuring	1,748	1,735
Accrued dividends	1,032	1,044
Other	23,237	19,802

Total other current liabilities	$131,308	$131,498

     For a discussion of income tax liabilities and certain liabilities associated with previously sold operations, see Notes 11 and 14, respectively.
     Other deferred items and insurance liabilities consisted of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Self-insured liability accrual	$26,008	$25,882
Liabilities associated with previously sold operations	13,964	14,081
Accrued restructuring	8,442	8,825
Foreign deferred tax liability	5,375	5,468
Deferred gain on sale of property	4,268	4,510
Other	12,699	12,823

Total other deferred items and insurance liabilities	$70,756	$71,589

Note 9. Debt
     As of March 31, 2006, Viad’s total debt of $17.1 million consisted of $4.9 million of capital lease obligations, $1.3 million of subordinated debentures and a $10.9 million borrowing under the Company’s $150 million secured revolving credit agreement which Viad entered into effective June 30, 2004. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement, a fixed-charge coverage ratio and a leverage ratio. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. As of March 31, 2006, Viad was in compliance with all covenants. Effective December 30, 2005, Viad’s credit agreement was amended to permit the Company to repurchase its capital stock at market prices in an amount not to exceed $35 million.
Note 10. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations for the three months ended March 31 is as follows:

	2006	2005
	(in thousands, except per share
	data)
Income from continuing operations	$13,757	$12,425

Average outstanding common shares	21,812	21,917
Additional dilutive shares related to share-based compensation	390	175

Average outstanding and potentially dilutive common shares	22,202	22,092

Diluted income per share from continuing operations	$0.62	$0.56

Basic income per share from continuing operations	$0.63	$0.57

     Options to purchase 9,000 and 259,000 shares of common stock were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 11. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the three months ended March 31 is as follows:

	2006		2005
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$7,608	35.0%	$7,206	35.0%
State income taxes	2,029	9.3%	1,615	7.8%
Foreign tax refund	(1,018)	(4.7%)	—	0.0%
Other, net	(277)	(1.2%)	480	2.3%

	8,342	38.4%	9,301	45.1%
Adjustment to estimated annual effective rate (1)	(363)	(1.7%)	(1,138)	(5.5%)

Income tax expense	$7,979	36.7%	$8,163	39.6%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state and local and foreign tax audit exposures expected to arise in connection with such audits. As of March 31, 2006 and December 31, 2005, Viad had $36.5 million and $36.0 million, respectively, accrued for these exposures. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements or determines that reserves are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $9.0 million (exclusive of any federal tax effects) could potentially be resolved or settled during the remainder of 2006 resulting in a decrease of accrued taxes payable. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued taxes payable which may include amounts related to previously discontinued operations.
Note 12. Pension and Other Postretirement Benefit Plans
     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the three months ended March 31 include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(in thousands)
Service cost	$52	$59	$21	$20
Interest cost	280	284	322	358
Expected return on plan assets	(199)	(217)	(71)	(75)
Amortization of prior service cost	52	52	(290)	(267)
Recognized net actuarial loss	120	84	145	173

Net periodic benefit cost	$305	$262	$127	$209

     Viad expects to contribute approximately $547,000 to its unfunded pension plans and approximately $600,000 to its other postretirement benefit plans in 2006. Viad is not required to contribute to its funded pension plans in 2006. As of March 31, 2006, Viad has contributed $135,000 to its unfunded pension plans and $137,000 to its other postretirement benefit plans.
Note 13. Restructuring Charges and Recoveries
     In 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the spin-off of MoneyGram (see Note 15). All amounts related to this reserve had been paid as of March 31, 2005 and thus, during the three months ended March 31, 2005, the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during 2005 and recorded an additional charge of $358,000. As of March 31, 2006, $1.0 million of the liability remained of which $188,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $831,000 under the caption “Other deferred items and insurance liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. During the three months ended March 31, 2005, $247,000 of the reserve was reversed as certain costs originally anticipated in the restructuring plan were ultimately not expected to be incurred. As of March 31, 2006, there was a remaining liability of $1.5 million (comprised solely of future lease payment obligations), of which $322,000 and $1.2 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had substantially completed the restructuring activities by December 31, 2003; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million of which $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. During the three months ended March 31, 2006, $18,000 of the reserve was reversed. As of March 31, 2006, a liability remained of $8.7 million (comprised solely of future lease payment obligations), of which $1.4 million and $7.3 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in the 2002 and 2001 restructuring charge liability balances as of March 31, 2006 is as follows:

	2002	2001
	Restructuring	Restructuring	Total
	(in thousands)
Balance at January 1, 2006	$1,574	$8,986	$10,560
Cash payments	(87)	(265)	(352)
Adjustment to liability	—	(18)	(18)

Balance at March 31, 2006	$1,487	$8,703	$10,190

Note 14. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and legal matters including claims and counter-claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2006, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations.
     Included in Viad’s current liabilities are certain retained liabilities of approximately $12 million relating to previously sold operations as the Company anticipates that resolution should occur during 2006. To the extent that Viad’s cash payments are greater or less than the amount reserved, the difference would be recorded through discontinued operations.
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
     As of March 31, 2006, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2006 would be $32.3 million, of which $31.7 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of March 31, 2006, the aggregate guarantees related to credit or loan arrangements with banks were $536,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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

Note 15. Related Party Transactions
     On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc., a newly-formed, wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Certain members of Viad’s Board of Directors are also Directors of MoneyGram. The continuing business of Viad is comprised of the businesses of convention show services, exhibit design and construction and travel and recreation services operations, as well as Viad’s centralized corporate functions located in Phoenix, Arizona.
     As discussed in Note 4 above, in January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. No gain or loss was recorded in connection with the transaction. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram shared the fixed costs of operating the aircraft and each paid the variable costs depending on the usage by each company. During the three months ended March 31, 2006, Viad received aggregate payments of $158,000 from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram were recorded as a reduction of expense under the caption “Corporate activities and minority interest” in the consolidated statements of operations. In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. In conjunction with this sale, the Joint Ownership Agreement was terminated.
     During the three months ended March 31, 2006, Viad received a $146,000 payment from MoneyGram related to the transfer of certain tax credits pursuant to the Tax Sharing Agreement dated June 30, 2004. Additionally, during the three months ended March 31, 2006, Viad received aggregate payments of $164,000 related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. Viad also received net payments of $26,000 from MoneyGram related to insurance and employee benefit related costs. As of March 31, 2006 and December 31, 2005, Viad had amounts receivable from MoneyGram of $45,000 and $319,000, respectively, related to the above activity which are included in the consolidated balance sheets under the caption “Accounts Receivable.”
Note 16. Segment Information
     Viad measures profit and performance of its operations on the basis of segment operating income. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant non-cash items for the reportable segments. Disclosures regarding Viad’s three reportable segments with reconciliations to consolidated totals for the three months ended March 31 are as follows:

	2006	2005
	(in thousands)
Revenues:
GES	$194,127	$198,350
Exhibitgroup	34,724	46,432
Travel and Recreation Services	4,919	4,730

	$233,770	$249,512

Segment operating income:
GES	$22,420	$26,752
Exhibitgroup	(3,027)	(1,828)
Travel and Recreation Services	(1,683)	(2,157)

	17,710	22,767
Corporate activities and minority interest	(1,740)	(2,619)

	15,970	20,148
Interest income	1,803	707
Interest expense	(366)	(557)
Gains on sale of corporate assets	3,468	—
Impairment recoveries	843	—
Restructuring recoveries:
Exhibitgroup	—	247
GES	18	—
Corporate	—	43

Income before income taxes	$21,736	$20,588

	March 31,	December 31,
	2006	2005
	(in thousands)
Assets:
GES	$274,726	$260,046
Exhibitgroup	78,913	89,323
Travel and Recreation Services	132,321	132,725
Corporate and other	206,342	203,596

	$692,302	$685,690

Note 17. Impact of Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS No. 151 also requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. Accordingly, Viad adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on Viad’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, Viad adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not affect Viad’s financial statements.
     Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application method. Refer to Note 2 for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.
Note 18. Common Stock Repurchases
     In February 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares of common stock from time to time at prevailing prices in the open market. During the three months ended March 31, 2006, Viad repurchased 414,400 shares for $13.3 million. Viad also has the authority to repurchase common stock for the purpose of replacing common stock issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
Note 19. Discontinued Operations
     Viad recorded losses from discontinued operations of $149,000 and $227,000 for the three months ended March 31, 2006 and 2005, respectively, related to tax matters associated with previously sold operations.

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
     Exhibitgroup — Exhibitgroup/Giltspur (“Exhibitgroup”) and its affiliates specialize in the custom design, construction, installation and warehousing of convention and event exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup offers exhibit design and construction and exhibit program management services for clients in varied industries that participate in exhibitions, corporate and specialty events, road shows and other “face-to-face” marketing. Exhibitgroup also refurbishes and leases exhibits, designs and builds kiosks and permanent displays, and provides exhibit transportation, installation, dismantling and warehousing services.
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
     The following are financial highlights of the first quarter of 2006 as compared to the first quarter of 2005 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $233.8 million, a 6.3 percent decrease from 2005

•	Net income of $13.6 million versus $12.2 million in 2005, up 11.6 percent

•	Diluted income per share of $0.61 versus $0.55 in 2005

•	GES recorded an insurance recovery of $843,000 related to losses it suffered in the third quarter of 2005 resulting from Hurricane Katrina and related events

•	A loss from discontinued operations of $149,000 was recorded relating to tax matters associated with previously sold operations

•	Cash and cash equivalents totaled $154.7 million as of March 31, 2006

•	Debt was $17.1 million as of March 31, 2006

•	The remaining 50 percent interest in the Company’s corporate aircraft and certain related equipment was sold for $10.0 million in cash, resulting in a gain of $1.7 million

•	Viad sold certain undeveloped land for $2.9 million in cash, resulting in a gain of $1.7 million

•	Viad repurchased 414,400 shares of its common stock for $13.3 million
     GES
•	Revenues of $194.1 million, a decrease of 2.1 percent from 2005

•	Segment operating income of $22.4 million, a decrease of 16.2 percent from 2005
     Exhibitgroup
•	Revenues of $34.7 million, a decrease of 25.2 percent from 2005

•	Segment operating loss of $3.0 million compared to a loss of $1.8 million in the first quarter of 2005
     Travel and Recreation Services
•	Revenues of $4.9 million, an increase of 4.0 percent from 2005

•	Segment operating loss of $1.7 million compared to a loss of $2.2 million in the first quarter of 2005

Non-GAAP Measures:
     The following discussion includes a presentation of Adjusted EBITDA and Income before impairment losses and recoveries which are utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. “Income before impairment losses and recoveries” is defined by Viad as income from continuing operations before the after-tax effect of impairment losses and recoveries and is utilized by management to review operating results of the business without the effects of impairment losses or recoveries. The presentation of Adjusted EBITDA and Income before impairment losses and recoveries is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP.
     Management believes that the presentation of Adjusted EBITDA and Income before impairment losses and recoveries provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses and recoveries primarily as performance measures and believes that the GAAP financial measures most directly comparable to these non-GAAP measures are net income and income from continuing operations, respectively. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state and local and foreign income taxes, impairment losses or recoveries, and the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses and recoveries is used as a financial measure to assess the performance of the business, its use is limited because it does not consider impairment losses or recoveries. Because Adjusted EBITDA and Income before impairment losses and recoveries do not consider the above items, a user of Viad’s financial information should consider net income and income from continuing operations, respectively, as important measures of financial performance because they provide more complete measures of the Company’s performance.
     A reconciliation of Adjusted EBITDA to net income for the three months ended March 31 is as follows:

	2006	2005
	(in thousands)
Adjusted EBITDA	$26,082	$27,139
Interest expense	(366)	(557)
Income taxes	(7,979)	(8,163)
Depreciation and amortization	(4,823)	(5,994)
Impairment recoveries	843	—
Loss from discontinued operations	(149)	(227)

Net income	$13,608	$12,198

     The decrease in Adjusted EBITDA of $1.1 million for the first quarter of 2006 compared to the first quarter of 2005 was driven by lower segment operating results at GES and Exhibitgroup. Partially offsetting this was the gain on sale of certain corporate assets, higher interest income and lower corporate activities costs.
     A reconciliation of Income before impairment losses and recoveries to income from continuing operations for the three months ended March 31 is as follows:

	2006	2005
	(in thousands)
Income before impairment losses and recoveries	$13,249	$12,425
Impairment recoveries, net of tax	508	—

Income from continuing operations	$13,757	$12,425

     See “Results of Operations” below for a discussion of fluctuations in Income before impairment losses and recoveries.

Results of Operations:
Comparison of First Quarter of 2006 to the First Quarter of 2005
     In the first quarter of 2006, revenues decreased 6.3 percent from 2005 to $233.8 million from $249.5 million in the first quarter of 2005. The decrease was primarily due to negative show rotation at GES and lower revenue at Exhibitgroup. Income before income taxes was $21.7 million for the first quarter of 2006, compared to $20.6 million in the first quarter of 2005. During the first quarter of 2006, Viad recorded insurance recoveries of $843,000 ($508,000 after-tax) related to claims associated with losses incurred as a result of Hurricane Katrina and related events. Excluding these items, income before impairment losses and recoveries was $13.2 million compared to $12.4 million in the first quarter of 2005. Viad’s income from continuing operations for the first quarter of 2006 was $13.8 million, or $0.62 per diluted share, up from $12.4 million, or $0.56 per diluted share, in the first quarter of 2005. This improvement was largely the result of gains from the sale of certain corporate assets of $2.2 million after-tax, or $0.10 per diluted share, and favorable tax settlements of $1.0 million, or $0.05 per diluted share, somewhat offset by lower segment operating results at GES and Exhibitgroup.
     Net income for the first quarter of 2006 was $13.6 million, or $0.61 per diluted share, including a loss from discontinued operations of $149,000 relating to tax matters associated with previously sold operations. This compares to net income of $12.2 million, or $0.55 per diluted share, in the first quarter of 2005, which included a loss from discontinued operations of $227,000 related to tax matters associated with previously sold operations.
     GES. Revenues for GES were $194.1 million for the first quarter of 2006, down 2.1 percent from $198.4 million in the first quarter of 2005. The decline resulted from negative show rotation from several large shows. This was partially offset by strong base same-show growth and a slight increase in exhibitor exclusive revenue.
     Segment operating income was $22.4 million in the first quarter of 2006, down 16.2 percent from $26.8 million in the first quarter of 2005. Operating margins decreased to 11.5 percent in 2006 from 13.5 percent in 2005 due to negative show rotation revenue and higher performance-based incentive accruals.
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
     GES has been experiencing pressure on higher-margin material handling revenue as exhibitors use lighter weight exhibits and bring fewer products to the show floor. During the first quarter of 2006, GES saw a slight improvement in material handling revenue; however, management is uncertain as to whether this is the beginning of a trend or the result of strong performance on certain shows. Material handling revenue is a key driver in the official services contractor business model. Increases or decreases in the mix of material handling revenue could affect future operating margins. Management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor elective spending. Management has also implemented a petroleum surcharge and is pursuing price increases.
     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.
     Exhibitgroup. Revenues for Exhibitgroup were $34.7 million, down 25.2 percent in the first quarter of 2006 from $46.4 million in the first quarter of 2005. The decline in revenue was primarily due to negative show rotation, a shift in clients’ trade show program schedules and the loss of revenue from certain clients who were not re-signed in the second half of 2005.
     Segment operating loss was $3.0 million in the first quarter of 2006 compared to a loss of $1.8 million in 2005. Exhibitgroup’s operating results during the first quarter of 2006 were negatively impacted by the decline in revenue described above.
     Many exhibitors continue to reuse or refurbish existing exhibits rather than placing orders for new construction. Visibility over revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. If the prolonged weakness in demand for new exhibits continues, future revenues could decline and operating income could be similarly affected. Management is focused on profitable revenue growth, cost control and productivity enhancements in order to improve profitability.
     Travel and Recreation Services. Revenues of the travel and recreation businesses were $4.9 million, an increase of 4.0 percent from $4.7 million in the first quarter of 2005. Segment operating loss was $1.7 million for the first quarter of 2006, which improved from a loss of $2.2 million in 2005. Due to its seasonal nature, the Travel and Recreation Services segment generates less than ten percent of its full year revenues during the first quarter.

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
     Corporate Activities and Minority Interest. Corporate activities and minority interest expense totaled $1.7 million in the first quarter of 2006 compared to $2.6 million in the first quarter of 2005. The decrease was primarily due to the timing of certain corporate expenses and to a lesser extent lower insurance and other administrative costs.
     Net Interest Income. Net interest income of $1.4 million in the first quarter of 2006 increased from $150,000 in the first quarter of 2005. Higher average cash balances and higher interest rates drove this increase.
     Income Taxes. The effective tax rate on income from continuing operations in the first quarter of 2006 was 36.7 percent compared to 39.6 percent for the first quarter of 2005. The lower rate in the first quarter of 2006 was primarily due to a $1.0 million foreign tax refund received in the first quarter of 2006.
Liquidity and Capital Resources:
     Cash and cash equivalents were $154.7 million as of March 31, 2006 as compared to $152.6 million as of December 31, 2005, with the increase primarily due to cash flow from operations and the proceeds from the sale of certain corporate assets, mostly offset by share repurchases and capital expenditures, as discussed below. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of March 31, 2006 was $17.1 million compared with $17.4 million as of December 31, 2005. The debt-to-capital ratio was 0.040 to 1 as of March 31, 2006 compared with 0.041 to 1 as of December 31, 2005. Capital is defined as total debt plus minority interest and common stock and other equity.
     Effective June 30, 2004, Viad entered into a $150 million secured revolving credit agreement with eight lenders. The term of the credit facility is three years (expiring on June 30, 2007) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of March 31, 2006, Viad had an outstanding borrowing of $10.9 million under the revolving credit agreement. Financial covenants include a minimum consolidated net worth requirement of not less than $294.9 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended December 31, 2004; a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.65 to 1. Significant other covenants include limitations on investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, liens on property, capital expenditures and operating leases. As of March 31, 2006, Viad was in compliance with all covenants. Effective December 30, 2005, Viad’s credit agreement was amended to permit the Company to repurchase its capital stock at market prices in an amount not to exceed $35 million.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the three months ended March 31, 2006 totaled $6.1 million as compared to $3.5 million in 2005. These expenditures primarily related to information systems and related costs and manufacturing and other equipment.

     In January 2005, Viad sold a 50 percent interest in its corporate aircraft to a former subsidiary, MoneyGram International, Inc. (“MoneyGram”) for $8.6 million in cash, resulting in no gain or loss in connection with the transaction. In January 2006, Viad sold its remaining 50 percent interest in the aircraft along with related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million.
     Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million.
     In February 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares of common stock from time to time at prevailing prices in the open market. During the first quarter of 2006, Viad repurchased 414,400 shares for $13.3 million. Subsequent to March 31, 2006 and prior to the filing of this quarterly report, during the period from May 1, 2006 to May 8, 2006, Viad repurchased an additional 100,250 shares for $3.2 million. See Part II, Item 2 for details of shares repurchased during the first quarter of 2006. Viad also has the authority to repurchase common stock for the purpose of replacing common stock issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2006 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
     Included in Viad’s current liabilities are certain retained liabilities of approximately $12 million relating to previously sold operations as the Company anticipates that resolution should occur during 2006. To the extent that Viad’s cash payments are greater or less than the amount reserved, the difference will be recorded through discontinued operations.
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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year. As of March 31, 2006, Viad had recorded goodwill of $149.5 million and $34.6 million related to GES and Travel and Recreation Services, respectively.

     Viad also performs annual impairment testing of its intangible assets not subject to amortization. As of March 31, 2006, Viad had intangible assets with indefinite lives of $5.2 million, which primarily consisted of a trademark intangible related to Exhibitgroup. The fair value of the trademark intangible is estimated based on expected future cash flows. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of March 31, 2006 and December 31, 2005, Viad had gross deferred tax assets of $74.5 million and $76.0 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is more likely than not.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state and local and foreign tax audit exposures expected to arise in connection with such audits. As of March 31, 2006 and December 31, 2005, Viad had $36.5 million and $36.0 million, respectively, accrued for these exposures. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $9.0 million (exclusive of any federal tax effects) could potentially be resolved or settled during the remainder of 2006 resulting in a decrease of accrued taxes payable. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued taxes payable which may include amounts related to previously discontinued operations.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $20.5 million as of March 31, 2006. Of this total, $14.2 million related to workers compensation liabilities and the remaining $6.3 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $13.1 million as of March 31, 2006, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.1 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.
     Pension and other postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates making no contribution to its funded pension plans and contributing $547,000 to its unfunded pension plans in 2006.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute approximately $600,000 to the plans in 2006.
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

     The weighted-average discount rate used to determine pension and other postretirement benefit obligations as of December 31, 2005 was 5.50 percent. The weighted-average discount rate used to determine net periodic benefit cost for the year ended December 31, 2005 was 5.75 percent. The discount rate used in determining future pension and other postretirement benefit obligations is based on rates determined by actuarial analysis and management review. The expected return on plan assets used to determine net periodic pension benefit cost for the year ended December 31, 2005 was 8.75 percent. The expected return on plan assets used to determine net periodic other postretirement benefit cost for the year ended December 31, 2005 was 3.75 percent.
     Share-based compensation — Viad adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006 using the modified prospective application method. Refer to Note 2 of notes to consolidated financial statements for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.
Impact of Recent Accounting Pronouncements:
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs (an amendment of Accounting Research Bulletin No. 43, Chapter 4).” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. SFAS No. 151 also requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after July 15, 2005. The adoption of SFAS No. 151 did not have a material impact on Viad’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not affect Viad’s financial statements.
     Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application method. Refer to Note 2 of notes to consolidated financial statements for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, adverse developments in liabilities associated with discontinued operations, any deterioration in the economy and other risks discussed in Item 1A., “Risk Factors,” included in Viad’s 2005 Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, could affect the forward-looking statements in this quarterly report.
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
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of March 31, 2006, Viad had variable rate debt outstanding of $10.9 million under its revolving credit agreement. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. See Note 9 of notes to consolidated financial statements.

     Viad is exposed to foreign exchange risk as it has certain transactions, receivables and payables denominated in foreign currencies. From time to time, Viad utilizes forward contracts to reduce the impact on earnings due to its exposure to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts has historically been immaterial to Viad’s results of operations. As of March 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $3.5 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.18. The contracts mature on various dates from April 2006 through October 2006. As of March 31, 2006, the fair value of Viad’s forward exchange contracts was $31,000 and was included in the consolidated balance sheet under the caption “Other current assets.”
     One of Viad’s travel and recreation subsidiaries has certain exposure to changing fuel prices. Periodically, the subsidiary enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of March 31, 2006.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2006, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the first quarter of 2006 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering already owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the exercise of stock options or vesting of restricted stock or performance-based awards:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that May
			Part of Publicly	Yet Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or Programs
Period	Shares Purchased (#)	Per Share ($)	Programs	(1),(2)
January 2006	11,388	29.23	—	—
February 2006	220,708	31.86	203,500	796,500
March 2006	230,996	32.21	210,900	585,600

Total	463,092	31.97	414,400	585,600

(1)	On February 3, 2006, Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to one million shares of Viad common stock from time to time at prevailing prices in the open market.

(2)	Under authorization by its Board of Directors, Viad may also repurchase at prevailing prices on the open market its common stock for the purpose of replacing stock issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.
Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP

(Registrant)

May 9, 2006	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)