Form 10-Q
period 2006-06-30
VIAD CORP
filed 2006-08-07
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, 21,648,596 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$160,793	$152,601
Accounts receivable, net of allowance for doubtful accounts of $1,814 and $1,400, respectively	70,286	56,752
Inventories	41,213	37,853
Deferred income taxes	23,383	28,155
Other current assets	10,949	7,348

Total current assets	306,624	282,709
Property and equipment, net	136,034	143,038
Other investments and assets	27,686	28,504
Deferred income taxes	38,489	40,891
Goodwill	186,605	184,310
Other intangible assets, net	6,142	6,238

Total Assets	$701,580	$685,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,904	$35,150
Other current liabilities	112,751	131,498
Current portion of long-term debt and capital lease obligations	2,012	3,263

Total current liabilities	161,667	169,911
Long-term debt and capital lease obligations	13,547	14,089
Pension and other postretirement benefits	28,779	28,428
Other deferred items and insurance liabilities	70,864	71,589
Commitments and contingencies (Note 14)
Minority interest	4,557	4,704
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	636,923	653,883
Retained earnings (deficit)	57	(40,199)
Unearned employee benefits and other	(13,740)	(17,409)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	456	456
Unrealized gain on derivative financial instruments	61	38
Cumulative foreign currency translation adjustments	30,052	23,576
Minimum pension liability adjustment	(5,548)	(5,548)
Common stock in treasury, at cost, 3,302,379 and 2,500,927 shares, respectively	(263,497)	(255,230)

Total common stock and other equity	422,166	396,969

Total Liabilities and Stockholders’ Equity	$701,580	$685,690

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(in thousands, except per share data)
Revenues:
Convention show services	$169,910	$151,523	$357,173	$342,964
Exhibit design and construction	46,324	57,414	87,912	110,755
Travel and recreation services	21,175	18,094	26,094	22,824

Total revenues	237,409	227,031	471,179	476,543

Costs and expenses:
Costs of services	171,118	149,488	341,730	321,149
Costs of products sold	40,492	55,254	85,940	110,338
Corporate activities and minority interest	3,312	3,147	5,052	5,766
Gains on sale of corporate assets	—	—	(3,468)	—
Restructuring recoveries	(552)	(73)	(570)	(363)
Impairment recoveries	—	—	(843)	—
Net interest income	(1,521)	(262)	(2,958)	(412)

Total costs and expenses	212,849	207,554	424,883	436,478

Income before income taxes	24,560	19,477	46,296	40,065
Income tax expense	5,977	8,391	13,956	16,554

Income from continuing operations	18,583	11,086	32,340	23,511
Income (loss) from discontinued operations	9,679	59	9,530	(168)

Net income	$28,262	$11,145	$41,870	$23,343

Diluted income per common share
Income from continuing operations	$0.86	$0.50	$1.47	$1.06
Income (loss) from discontinued operations	0.44	—	0.44	(0.01)

Net income	$1.30	$0.50	$1.91	$1.05

Average outstanding and potentially dilutive common shares	21,718	22,191	21,964	22,142

Basic income per common share
Income from continuing operations	$0.87	$0.51	$1.50	$1.07
Income (loss) from discontinued operations	0.45	—	0.44	(0.01)

Net income	$1.32	$0.51	$1.94	$1.06

Average outstanding common shares	21,436	22,033	21,624	21,975

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(in thousands)
Net income	$28,262	$11,145	$41,870	$23,343

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	(58)	18	—	(36)
Unrealized gains on derivative financial instruments:
Holding gains arising during the period, net of tax	41	—	23	—
Unrealized foreign currency translation gains (losses)	7,015	(1,650)	6,476	(2,939)

Other comprehensive income (loss)	6,998	(1,632)	6,499	(2,975)

Comprehensive income	$35,260	$9,513	$48,369	$20,368

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$41,870	$23,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,025	11,403
Deferred income taxes	1,227	6,101
Loss (income) from discontinued operations	(9,530)	168
Restructuring recoveries	(570)	(363)
Gains on dispositions of property and other assets	(3,478)	(198)
Share-based compensation expense	4,086	3,854
Tax benefits from share-based compensation arrangements	4,759	235
Excess tax benefits from share-based compensation arrangements	(3,248)	—
Other non-cash items, net	2,188	1,791
Change in operating assets and liabilities:
Receivables	(14,551)	(29,559)
Inventories	(3,360)	4,883
Accounts payable	14,246	8,767
Restructuring liability	(582)	(1,267)
Other assets and liabilities, net	(9,341)	(19,518)

Net cash provided by operating activities	33,741	9,640

Cash flows from investing activities:
Capital expenditures	(10,376)	(10,646)
Proceeds from dispositions of property and other assets	13,421	8,793

Net cash provided by (used in) investing activities	3,045	(1,853)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(2,439)	(3,159)
Dividends paid on common stock	(1,742)	(1,763)
Common stock purchased for treasury	(31,822)	—
Debt issuance costs	(488)	—
Excess tax benefits from share-based compensation arrangements	3,248	—
Proceeds from exercise of stock options	3,680	2,643

Net cash used in financing activities	(29,563)	(2,279)

Effect of exchange rate changes on cash and cash equivalents	969	(271)

Net increase in cash and cash equivalents	8,192	5,237
Cash and cash equivalents, beginning of year	152,601	115,050

Cash and cash equivalents, end of period	$160,793	$120,287

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$6,989	$16,632

Interest	$565	$1,022

Equipment acquired under capital leases	$667	$659

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Note 2. Share-Based Compensation
     Viad grants share-based compensation awards pursuant to the Viad Corp Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by Viad’s stockholders in 1997. The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based awards; and (d) stock appreciation rights. The number of shares of common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in that year will be added to the shares available for grant in any subsequent year. Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during the six months ended June 30, 2006 or 2005.
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
     As originally permitted by SFAS No. 123, Viad had previously elected to apply the guidance in APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to measure the value of share-based payment transactions with employees. Based on this method, Viad had not previously recognized the compensation cost related to employee stock options in the consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, Viad adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Accordingly, prior period amounts have not been restated. Under the modified prospective application method, the compensation cost related to the unvested portion of all awards (including stock options) granted prior to the adoption of SFAS No. 123(R) and all new awards are recognized in the consolidated financial statements over the requisite service period based on the fair value of the awards.
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2006 and 2005, was $2.1 million and $1.8 million, respectively, and $4.1 million and $3.9 million, during the six months ended June 30, 2006 and 2005, respectively. Furthermore, the total tax benefits related to such costs were $798,000 and $699,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2006 or 2005.

     During the three and six months ended June 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental share-based compensation expense (and a reduction of income before income taxes) of $93,000 and $536,000, respectively. As a result of this incremental expense, net income was reduced by $74,000 and $400,000, respectively. Diluted and basic income per share were each reduced by $0.02 per share for the six months ended June 30, 2006. Also in connection with the adoption of SFAS No. 123(R), Viad presented $3.2 million of excess tax benefits from share-based compensation arrangements as a cash outflow from operating activities and a cash inflow from financing activities during the six months ended June 30, 2006.
     As noted above, prior to the adoption of SFAS No. 123(R), Viad used the intrinsic value method of accounting prescribed by APB Opinion No. 25. Assuming Viad had recognized compensation cost during the three and six months ended June 30, 2005 related to all share-based compensation awards (including stock options) in accordance with the fair value method of accounting under SFAS No. 123, net income and diluted and basic income per share would have been as presented below. Compensation cost calculated under SFAS No. 123 is recognized over the vesting period and is net of estimated forfeitures and tax effects. The forfeiture rate assumption is based on the Company’s historical average forfeiture rate.

	Three months
	ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands, except per
	share data)
Net income, as reported	$11,145	$23,343
Less: share-based compensation expense determined under fair value based method, net of tax	(330)	(731)

Pro forma net income	$10,815	$22,612

Diluted income per share:
As reported	$0.50	$1.05

Pro forma	$0.49	$1.03

Basic income per share:
As reported	$0.51	$1.06

Pro forma	$0.49	$1.04

     For purposes of applying SFAS No. 123(R) (and SFAS No. 123 where applicable), the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model for the six months ended June 30 with the following assumptions:

	2006	2005
Estimated fair value of stock options granted	$9.29	$7.57
Expected dividend yield	0.5%	0.6%
Expected volatility	24.3%	26.3%
Expected life	5 years	5 years
Risk-free interest rate	4.57%	3.89%
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
     Stock options granted during the six months ended June 30, 2006 and 2005 were for contractual terms of seven years at exercise prices based on the fair market value of Viad’s common stock on the grant date. Stock options become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted since 1998 contain certain forfeiture and non-compete provisions. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the requisite service period, which is approximately five years. As of June 30, 2006, the total unrecognized cost related to non-vested stock option awards was $2.8 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of 2.0 years.
     Viad’s stock options generally contain contingent cash settlement features upon a change of control of the Company as defined in the Omnibus Plan. Management believes this cash settlement event is not considered probable, and therefore, the outstanding stock options are accounted for as equity awards and not considered liability awards under SFAS No. 123(R) and related guidance. Although not considered probable, the cash settlement contingency is deemed to be outside the control of Viad. Accordingly, Viad’s stock options are subject to the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” and Emerging Issues Task Force Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. As of June 30, 2006, Viad has not recorded any amounts related to stock options outside of permanent equity as there was no intrinsic value (in-the-money redemption amount) related to Viad’s stock options on the date of grant. As noted above, the exercise price of Viad’s stock option grants is based on the fair market value of the underlying common stock on the date of grant.
     The following table summarizes stock option activity during the six months ended June 30, 2006:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2006	1,109,770	$23.55	745,732
Granted	21,700	31.92
Exercised	(117,252)	23.13
Forfeited	(76,128)	22.21

Options outstanding at June 30, 2006	938,090	23.90	688,220

     The following table summarizes information concerning stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$13.24 to $19.57	171,096	4.6 years	$18.27	171,096	$18.27
$19.65 to $23.82	159,821	3.8 years	22.35	159,447	22.36
$24.05 to $25.19	217,573	4.6 years	24.14	160,246	24.11
$26.07 to $26.31	273,902	5.7 years	26.22	135,182	26.13
$26.37 to $31.92	115,698	4.5 years	28.44	62,249	27.97

$13.24 to $31.92	938,090	4.8 years	23.90	688,220	23.00

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. prior to the spin-off of that company as described in Note 15. As of June 30, 2006, there were 114,872 of such options outstanding at weighted-average exercise prices of $13.24 to $28.15. Of the total amount outstanding, 82,178 were exercisable at weighted-average exercise prices of $13.24 to $28.15. The weighted-average remaining contractual life of these options was 5.0 years. During the six months ended June 30, 2006, a total of 49,543 options were exercised by employees of MoneyGram International, Inc. at weighted-average exercise prices of $18.90 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of June 30, 2006 was $8.0 million. The aggregate intrinsic value is based on the weighted-average exercise price and Viad’s closing stock price of $31.30 as of June 30, 2006. The total intrinsic value of stock option awards exercised during the six months ended June 30, 2006 and 2005 was $3.8 million and $2.5 million, respectively. The fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was $1.9 million and $1.6 million, respectively. During the six months ended June 30, 2006 and 2005, Viad received cash proceeds from the exercise of stock options of $3.7 million and $2.6 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $4.8 million and $235,000 for the six months ended June 30, 2006 and 2005, respectively.
     Restricted stock awards of 181,350 and 103,300 shares were granted during the six months ended June 30, 2006 and 2005, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $32.81 and $26.30, respectively. The fair value of restricted stock that vested during the six months ended June 30, 2006 and 2005 was $759,000 and $873,000, respectively. All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years. As of June 30, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $6.7 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of 1.5 years.

     During the six months ended June 30, 2006 and 2005, Viad also granted performance-based restricted stock (“PBRS”) awards of 58,200 and 81,800 shares, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $32.60 and $26.31, respectively. The fair value of PBRS that vested during the six months ended June 30, 2006 and 2005 was $1.2 million and $558,000, respectively. PBRS vests when certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, another third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. As of June 30, 2006, the total unrecognized costs related to non-vested PBRS awards granted was $2.0 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of 1.0 years.
     Certain performance-driven restricted stock (“PDRS”) awards granted in 2002 and 2001 vested during the six months ended June 30, 2006 and 2005 based on achievement of certain long-term incentive performance targets. The fair value of PDRS that vested during the six months ended June 30, 2006 and 2005 was $313,000 and $1.4 million, respectively.
     Future vesting of restricted stock and PBRS is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock and PBRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock, except to the extent restrictions have lapsed. The following table summarizes restricted stock, PBRS and PDRS activity during the six months ended June 30, 2006:

	Restricted Stock		PBRS		PDRS
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2006	165,050	$24.38	114,682	$25.04	13,734	$22.76
Granted	181,350	32.81	58,200	32.60	—	—
Vested	(38,800)	19.57	(51,752)	23.94	(13,734)	22.76
Forfeited	(22,525)	28.37	(11,342)	28.96	—	—

Balance at June 30, 2006	285,075	30.08	109,788	29.16	—	—

     During the six months ended June 30, 2006 and 2005, Viad granted performance unit incentive plan (“PUP”) awards to key employees pursuant to the Omnibus Plan of 84,080 and 130,900, respectively. PUP awards are earned based on the level of achievement of predefined performance goals over the performance period, which is three years. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of June 30, 2006, Viad had recorded liabilities of $295,000 and $3.1 million related to the 2006 and 2005 PUP awards, respectively. Share-based compensation expense related to PUP awards is recognized ratably over the requisite service period, which is approximately three years. There were no PUP awards which vested during the six months ended June 30, 2006 or 2005. Furthermore, there were no cash settlements related to PUP awards or any other share-based compensation awards during such periods.
Note 3. Impairment Losses and Recoveries
     In September 2005, GES’s operations in New Orleans, Louisiana were severely impacted by Hurricane Katrina and related events. As a result, management estimated the damage to GES’s New Orleans property and recorded asset impairment and related losses of $843,000. During the six months ended June 30, 2006, Viad recorded insurance recoveries of $843,000 related to claims associated with Hurricane Katrina which are included in the consolidated statements of operations under the caption “Impairment recoveries.” The final resolution of these claims remains pending with Viad’s insurance carriers, and the amounts of additional recoveries, if any, remain uncertain.
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

Note 5. Inventories
     The components of inventories were as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$24,862	$23,271
Work in process	16,351	14,582

Inventories	$41,213	$37,853

Note 6. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Land	$25,174	$24,426
Buildings and leasehold improvements	82,690	80,947
Equipment and other	231,453	237,369

	339,317	342,742
Accumulated depreciation	(203,283)	(199,704)

Property and equipment, net	$136,034	$143,038

     Depreciation expense for the three months ended June 30, 2006 and 2005 was $5.1 million and $5.4 million, respectively, and for the six months ended June 30, 2006 and 2005 was $9.9 million and $11.3 million, respectively.
Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended June 30, 2006 were as follows:

		Travel and
	GES	Recreation	Total
		(in thousands)
Balance at January 1, 2006	$149,526	$34,784	$184,310
Foreign currency translation adjustments	554	1,741	2,295

Balance at June 30, 2006	$150,080	$36,525	$186,605

     A summary of other intangible assets as of June 30, 2006 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$941	$(408)	$533
Other	615	(169)	446

	1,556	(577)	979

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	573	—	573

	5,163	—	5,163

Total	$6,719	$(577)	$6,142

     A summary of other intangible assets as of December 31, 2005 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$904	$(301)	$603
Other	590	(118)	472

	1,494	(419)	1,075

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	573	—	573

	5,163	—	5,163

Total	$6,657	$(419)	$6,238

     Intangible asset amortization expense for the three months ended June 30, 2006 and 2005 was $69,000 and $59,000, respectively, and $138,000 and $117,000 for the six months ended June 30, 2006 and 2005, respectively. The estimated weighted-average amortization period of amortized intangible assets as of June 30, 2006 was 2.1 years. Estimated amortization expense related to amortized intangible assets for the remainder of 2006 and succeeding years is expected to be $132,000 (2006), $310,000 (2007), $358,000 (2008) and $179,000 (2009).
Note 8. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Accrued income taxes	$35,744	$37,973
Customer deposits	26,955	33,527
Accrued compensation	20,320	17,545
Self-insured liability accrual	7,724	8,045
Accrued restructuring	1,526	1,735
Accrued dividends	994	1,044
Product warranty liabilities associated with a previously sold manufacturing operation	—	11,827
Other	19,488	19,802

Total other current liabilities	$112,751	$131,498

     For a discussion of accrued income taxes and liabilities associated with previously sold operations, see Notes 11 and 14, respectively.
     Other deferred items and insurance liabilities consisted of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Self-insured liability accrual	$25,302	$25,882
Liabilities associated with previously sold operations	14,044	14,081
Accrued restructuring	7,882	8,825
Foreign deferred tax liability	5,969	5,468
Deferred gain on sale of property	4,027	4,510
Other	13,640	12,823

Total other deferred items and insurance liabilities	$70,864	$71,589

Note 9. Debt
     As of June 30, 2006, Viad’s total debt of $15.6 million consisted of $4.9 million of capital lease obligations and a $10.7 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”) which was amended June 15, 2006. The Credit Facility amends and restates the Company’s previous $150 million credit agreement dated June 30, 2004 and provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2006, Viad was in compliance with all covenants.
     In May 2006, Viad repaid its 10.5 percent subordinated debentures outstanding of $1.3 million pursuant to their scheduled maturity.
Note 10. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(in thousands, except per share data)
Income from continuing operations	$18,583	$11,086	$32,340	$23,511

Average outstanding common shares	21,436	22,033	21,624	21,975
Additional dilutive shares related to share-based compensation	282	158	340	167

Average outstanding and potentially dilutive common shares	21,718	22,191	21,964	22,142

Diluted income per share from continuing operations	$0.86	$0.50	$1.47	$1.06

Basic income per share from continuing operations	$0.87	$0.51	$1.50	$1.07

     Options to purchase 15,000 and 104,000 shares of common stock were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive.

Note 11. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the six months ended June 30 is as follows:

	2006		2005
		(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$16,204	35.0%	$14,023	35.0%
State income taxes	1,199	2.6%	2,237	5.6%
Foreign tax refund	(1,598)	(3.5%)	—	0.0%
Other, net	(1,638)	(3.5%)	247	0.6%

	14,167	30.6%	16,507	41.2%
Adjustment to estimated annual effective rate (1)	(211)	(0.5%)	47	0.1%

Income tax expense	$13,956	30.1%	$16,554	41.3%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of June 30, 2006 and December 31, 2005, Viad had $29.3 million and $36.0 million, respectively, accrued for these exposures, which includes accrued interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements or determines that reserves are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $4.0 million (exclusive of any federal tax effects) could potentially be resolved or settled during the remainder of 2006 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes, which may include amounts related to previously discontinued operations. During the three and six months ended June 30, 2006, Viad recorded favorable tax settlements in continuing operations of $3.2 million and $4.2 million, respectively. These settlements resulted in a decrease to income tax expense. See Note 19 for a discussion of tax matters related to discontinued operations.
     In addition to the specific tax audit exposures for which Viad has recorded loss liabilities, there are other known tax audit exposures which have been identified in recent and ongoing tax audits for which Viad has not recorded contingent liabilities as potential losses related to those specific issues are not deemed probable. To the extent that the facts and circumstances related to these known tax audit exposures indicate that an unfavorable outcome is probable and can be reasonably estimated, Viad would record accrued liabilities and additional income tax expense in the period for which that assessment is determined. For the specific issues for which Viad can reasonably estimate a range of possible loss, the aggregate decrease to net income could range from $500,000 to $2.0 million.
Note 12. Pension and Other Postretirement Benefit Plans
     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the three months ended June 30 included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
		(in thousands)
Service cost	$52	$59	$21	$20
Interest cost	280	284	322	358
Expected return on plan assets	(199)	(217)	(71)	(75)
Amortization of prior service cost	52	52	(290)	(267)
Recognized net actuarial loss	121	114	146	173

Net periodic benefit cost	$306	$292	$128	$209

     For the six months ended June 30, the net periodic costs for defined benefit pension plans and other postretirement benefit plans included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
		(in thousands)
Service cost	$104	$118	$42	$40
Interest cost	560	568	644	716
Expected return on plan assets	(398)	(434)	(142)	(150)
Amortization of prior service cost	104	104	(580)	(534)
Recognized net actuarial loss	241	198	291	346

Net periodic benefit cost	$611	$554	$255	$418

     Viad expects to contribute approximately $547,000 to its unfunded pension plans and approximately $600,000 to its other postretirement benefit plans in 2006. Viad is not required to contribute to its funded pension plans in 2006. As of June 30, 2006, Viad has contributed $275,000 to its unfunded pension plans and $340,000 to its other postretirement benefit plans.
Note 13. Restructuring Charges and Recoveries
     In 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the spin-off of MoneyGram (see Note 15). All amounts related to this reserve had been paid as of March 31, 2005 and thus, during the three months ended March 31, 2005, the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during 2005 and recorded an additional charge of $358,000. As of June 30, 2006, $972,000 of the liability remained of which $188,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $784,000 under the caption “Other deferred items and insurance liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. During the three months ended June 30, 2006, $24,000 of the reserve was reversed and as of June 30, 2006, there was a remaining liability of $1.4 million (comprised solely of future lease payment obligations), of which $254,000 and $1.1 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Viad had substantially completed the restructuring activities by December 31, 2003; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million of which $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. All facilities were closed or consolidated and all positions eliminated as of December 31, 2002. During the six months ended June 30, 2006, $546,000 of the reserve was reversed (of which $18,000 was reversed during the three months ended March 31, 2006). As of June 30, 2006, a liability remained of $8.0 million (comprised solely of future lease payment obligations), of which $1.3 million and $6.7 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in the 2002 and 2001 restructuring charge liability balances as of June 30, 2006 is as follows:

	2002	2001
	Restructuring	Restructuring	Total
		(in thousands)
Balance at January 1, 2006	$1,574	$8,986	$10,560
Cash payments	(169)	(413)	(582)
Adjustment to liability	(24)	(546)	(570)

Balance at June 30, 2006	$1,381	$8,027	$9,408

Note 14. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and legal matters including claims and counter-claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2006, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations.
     Included in Viad’s other current liabilities at December 31, 2005 were retained liabilities of $11.8 million relating to a previously sold manufacturing operation. In June 2006, Viad reversed these liabilities as a result of the expiration of product warranty liabilities and consequently recorded $7.4 million ($11.8 million pre-tax) in income from discontinued operations in the consolidated statements of operations. See Note 19.
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
     As of June 30, 2006, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2006 would be $31.9 million, of which $31.3 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of June 30, 2006, the aggregate guarantees related to credit or lease arrangements with banks were $554,000 which expire concurrent with the credit or lease arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Viad’s Glacier Park, Inc. subsidiary (“Glacier Park”), an 80 percent owned subsidiary, operates the concession portion of its business under a 25-year concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park and a 42-year lease with the Canadian Government for Waterton Lakes National Park. Glacier Park’s lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. The concession contract with the Park Service expires in December 2006 as the Park Service exercised its right to extend the contract that was to expire on December 31, 2005 for a one-year period and, in its sole discretion, may extend Glacier Park’s concession contract for up to two additional years. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contracts, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. Were Glacier Park’s contract to expire and a new concessionaire to be selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which are not part of the Park Service concession contract. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2005 operating income.
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
     As discussed in Note 4 above, in January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. No gain or loss was recorded in connection with the transaction. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram shared the fixed costs of operating the aircraft and each paid the variable costs depending on the usage by each company. During the six months ended June 30, 2006 and 2005, Viad received aggregate payments of $274,000 and $592,000, respectively, from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram were recorded as a reduction of expense under the caption “Corporate activities and minority interest” in the consolidated statements of operations. In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. In conjunction with this sale, the Joint Ownership Agreement was terminated.
     During the six months ended June 30, 2006, Viad received a $146,000 payment from MoneyGram pursuant to the Tax Sharing Agreement dated June 30, 2004. Additionally, during the six months ended June 30, 2006 and 2005, Viad received aggregate payments of $251,000 and $820,000, respectively, related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. As of June 30, 2006 and December 31, 2005, Viad had amounts receivable from MoneyGram of $216,000 and $207,000, respectively, related to the above activity, which are included in the consolidated balance sheets under the caption “Accounts Receivable.”
Note 16. Segment Information
     Viad measures profit and performance of its operations on the basis of segment operating income. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant non-cash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(in thousands)
Revenues:
GES	$169,336	$150,420	$363,463	$348,770
Exhibitgroup	46,898	58,517	81,622	104,949
Travel and Recreation Services	21,175	18,094	26,094	22,824

	$237,409	$227,031	$471,179	$476,543

Segment operating income:
GES	$18,353	$16,144	$40,773	$42,896
Exhibitgroup	2,677	1,985	(350)	157
Travel and Recreation Services	4,769	4,160	3,086	2,003

	25,799	22,289	43,509	45,056
Corporate activities and minority interest	(3,312)	(3,147)	(5,052)	(5,766)

	22,487	19,142	38,457	39,290
Interest income	1,930	864	3,733	1,571
Interest expense	(409)	(602)	(775)	(1,159)
Gains on sale of corporate assets	—	—	3,468	—
Impairment recoveries	—	—	843	—
Restructuring recoveries:
GES	352	73	370	73
Exhibitgroup	200	—	200	247
Corporate	—	—	—	43

Income before income taxes	$24,560	$19,477	$46,296	$40,065

	June 30,	December 31,
	2006	2005
	(in thousands)
Assets:
GES	$262,349	$260,046
Exhibitgroup	90,477	89,323
Travel and Recreation Services	152,537	132,725
Corporate and other	196,217	203,596

	$701,580	$685,690

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, Viad adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not affect Viad’s financial position or results of operations.
     Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application method. Refer to Note 2 for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the recognition of current and deferred income taxes is determined based on whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Viad will adopt the provisions of FIN 48 on January 1, 2007. The Company is currently evaluating the potential impact of FIN 48 on Viad’s financial position and results of operations. Furthermore, the Company believes the adoption of FIN 48 could have a material effect on the amounts of current and deferred income tax assets and liabilities reported in Viad’s consolidated balance sheets. The cumulative effect of applying the provisions of FIN 48 will generally be reported as an adjustment to the opening balance of retained earnings in the fiscal year of adoption.
Note 18. Common Stock Repurchases
     During the three months ended June 30, 2006 and March 31, 2006, Viad repurchased 585,600 and 414,400 shares of its common stock for $18.5 million and $13.3 million, respectively, under an authorization by its Board of Directors. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003. See Note 20.
Note 19. Discontinued Operations
     In June 2006, Viad recorded income from discontinued operations of $7.4 million ($11.8 million pre-tax) related to the reversal of certain current liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation. In addition, Viad recorded income from discontinued operations of $2.3 million and $59,000 for the three months ended June 30, 2006 and 2005, respectively, primarily related to tax matters associated with previously sold operations. For the six months ended June 30, 2006, the Company recorded income from discontinued operations of $2.2 million and a loss from discontinued operations of $168,000 for the six months ended June 30, 2005, also related to tax matters associated with previously sold operations.
Note 20. Subsequent Event
     In July 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million additional shares of its common stock from time to time at prevailing prices in the open market. This is in addition to the one million shares repurchased as discussed in Note 18 and an existing authorization to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans.

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
     Travel and Recreation Services — Brewster Transport Company Limited (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and package tours and other sightseeing services, hotel operations and travel agencies. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.
     The following are financial highlights of the second quarter of 2006 as compared to the second quarter of 2005 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $237.4 million, a 4.6 percent increase from 2005

•	Net income of $28.3 million versus $11.1 million in 2005

•	Diluted income per share of $1.30 versus $0.50 in 2005

•	Income from discontinued operations of $9.7 million, which included $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $2.3 million primarily related to tax matters associated with previously sold operations

•	Cash and cash equivalents totaled $160.8 million as of June 30, 2006

•	Debt was $15.6 million as of June 30, 2006

•	Viad repurchased 585,600 shares of its common stock for $18.5 million
     GES
•	Revenues of $169.3 million, an increase of 12.6 percent from 2005

•	Segment operating income of $18.4 million, an increase of 13.7 percent from 2005
     Exhibitgroup
•	Revenues of $46.9 million, a decrease of 19.9 percent from 2005

•	Segment operating income of $2.7 million, an increase of 34.9 percent from 2005
     Travel and Recreation Services
•	Revenues of $21.2 million, an increase of 17.0 percent from 2005

•	Segment operating income of $4.8 million, an increase of 14.6 percent from 2005

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
     Management believes that the presentation of Adjusted EBITDA and Income before impairment losses and recoveries provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses and recoveries primarily as performance measures and believes that the GAAP financial measures most directly comparable to these non-GAAP measures are net income and income from continuing operations, respectively. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses or recoveries, and the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses and recoveries is used as a financial measure to assess the performance of the business, its use is limited because it does not consider impairment losses or recoveries. Because Adjusted EBITDA and Income before impairment losses and recoveries do not consider the above items, a user of Viad’s financial information should consider net income and income from continuing operations, respectively, as important measures of financial performance because they provide more complete measures of the Company’s performance.
     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(in thousands)
Adjusted EBITDA	$30,171	$25,488	$56,253	$52,627
Interest expense	(409)	(602)	(775)	(1,159)
Income tax expense	(5,977)	(8,391)	(13,956)	(16,554)
Depreciation and amortization	(5,202)	(5,409)	(10,025)	(11,403)
Impairment recoveries	—	—	843	—
Income (loss) from discontinued operations	9,679	59	9,530	(168)

Net income	$28,262	$11,145	$41,870	$23,343

     The increase in Adjusted EBITDA of $4.7 million for the second quarter of 2006 compared to the second quarter of 2005 was driven by higher segment operating income at GES and higher interest income and, to a lesser extent, higher segment operating income at Exhibitgroup and Travel and Recreation Services as well as restructuring recoveries. The increase in Adjusted EBITDA of $3.6 million for the six months ended June 30, 2006 compared to 2005 was primarily due to the gain on sale of certain corporate assets, higher interest income and higher segment operating income at Travel and Recreation Services. Partially offsetting this was lower segment operating income at GES and Exhibitgroup.
     A reconciliation of Income before impairment losses and recoveries to income from continuing operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(in thousands)
Income before impairment losses and recoveries	$18,583	$11,086	$31,832	$23,511
Impairment recoveries, net of tax	—	—	508	—

Income from continuing operations	$18,583	$11,086	$32,340	$23,511

     See “Results of Operations” below for a discussion of fluctuations in Income before impairment losses and recoveries.
Results of Operations:
Comparison of Second Quarter of 2006 to the Second Quarter of 2005
     In the second quarter of 2006, revenues increased 4.6 percent to $237.4 million from $227.0 million in the second quarter of 2005. The increase was primarily due to strong same-show growth and improved exhibitor discretionary revenue at GES, partially offset by negative show rotation at Exhibitgroup. Income before income taxes was $24.6 million for the second quarter of 2006, compared to $19.5 million in the second quarter of 2005. Viad’s income from continuing operations for the second quarter of 2006 was $18.6 million, or $0.86 per diluted share, up from $11.1 million, or $0.50 per diluted share, in the second quarter of 2005. This improvement was largely the result of favorable tax settlements of $3.2 million, or $0.15 per diluted share, and improved operating results from all operating segments.
     Net income for the second quarter of 2006 was $28.3 million, or $1.30 per diluted share, including income from discontinued operations of $9.7 million, or $0.44 per diluted share, of which $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $2.3 million primarily related to tax matters associated with previously sold operations. This compares to net income of $11.1 million, or $0.50 per diluted share, in the second quarter of 2005, which included income from discontinued operations of $59,000 related to tax matters associated with previously sold operations.
     GES. Revenues for GES were $169.3 million for the second quarter of 2006, up 12.6 percent from $150.4 million in the second quarter of 2005. The increase resulted from strong same-show growth and improved exhibitor discretionary revenue driven by the Products and Services group.
     Segment operating income was $18.4 million in the second quarter of 2006, up 13.7 percent from $16.1 million in the second quarter of 2005. Operating margins were up slightly at 10.8 percent in 2006 compared to 10.7 percent in 2005. The increase in operating income was primarily due to the growth in revenue, partially offset by an increase in certain performance-based incentive accruals.
     In general, the exhibition and event industry is experiencing signs of modest growth in terms of square footage and number of exhibitors. Management believes that further improvements in the economy and corporate earnings could lead to increased show spending. The prospects for individual shows tend to be driven by the success of the industry related to those shows. GES has a diversified revenue base and is generally insulated from industry-specific trends.
     Material handling revenue, a key driver in the official services contractor business model, can be affected by the weight of exhibits and products that are brought onto the show floor. In prior years, GES experienced pressure on material handling margins due to a trend toward lighter-weight exhibits and fewer products. While this trend does not appear to have reversed, GES has experienced a stabilization of material handling revenue relative to 2005. Increases or decreases in the mix of material handling revenue could affect future operating margins. Management continues to emphasize cost containment, productivity improvements and revenue growth through greater market penetration into exhibitor elective spending. Management is also pursuing price increases, including a petroleum surcharge.
     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.
     Exhibitgroup. Revenues for Exhibitgroup were $46.9 million, down 19.9 percent in the second quarter of 2006 from $58.5 million in the second quarter of 2005. The decline in revenue was primarily due to negative show rotation of a European air show, which took place in the second quarter of 2005, but occurs in the third quarter of 2006.
     Segment operating income was $2.7 million in the second quarter of 2006 compared to $2.0 million in 2005. Exhibitgroup’s operating results increased in the second quarter of 2006 due to the continued reduction of fixed and other costs, including legal fees, and an improvement in gross margin. Legal fees in the second quarter of 2005, related to the kiosk business litigation, totaled $2.3 million. This litigation was settled in July 2005.
     Many of Exhibitgroup’s clients continue to reuse or refurbish existing exhibits rather than placing orders for new construction. Visibility over revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. Additionally, 2006 revenue at Exhibitgroup has been negatively impacted by the rotation out of a major trade show during the first quarter and the loss of revenue from certain clients who were not re-signed. To-date, Exhibitgroup has not realized revenue growth from other clients that is sufficient to offset these negative factors and, as a result, management expects 2006 full year revenue to decline from 2005. If the prolonged weakness in demand for new exhibits continues, future revenues could decline and operating income could be similarly affected. Management is focused on profitable revenue growth, cost control and productivity enhancements in order to improve profitability.

     Travel and Recreation Services. Revenues of the travel and recreation businesses were $21.2 million, an increase of 17.0 percent from $18.1 million in the second quarter of 2005. Segment operating income was $4.8 million for the second quarter of 2006, an increase of 14.6 percent from $4.2 million in 2005. In the second quarter of 2006, Brewster saw growth in passenger volume at the Banff Gondola and an increase in occupancy at the Mount Royal Hotel. In addition, Glacier Park realized an increase in the number of rooms occupied.
     During 2005, approximately 75 percent of revenue and 84 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.90 and 0.80 for the second quarter of 2006 and 2005, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
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
     Net Interest Income. Net interest income of $1.5 million in the second quarter of 2006 increased from $262,000 in the second quarter of 2005. The increase was primarily driven by higher interest rates and higher average cash balances, as well as from interest recoveries of $217,000 associated with income tax refunds received during the second quarter of 2006.
     Income Taxes. The effective tax rate on income from continuing operations in the second quarter of 2006 was 24.3 percent compared to 43.1 percent for the second quarter of 2005. The lower rate in the second quarter of 2006 was primarily due to $3.2 million of favorable tax settlements.
Comparison of First Six Months of 2006 to the First Six Months of 2005
     Revenues for the first six months of 2006 decreased 1.1 percent to $471.2 million from $476.5 million in 2005. The decrease was primarily driven by negative show rotation from several large shows at GES and Exhibitgroup and from certain Exhibitgroup clients who were not re-signed, which was mostly offset by strong same-show growth and improvement in exhibitor discretionary revenue at GES. Income before income taxes was $46.3 million for the first six months of 2006 compared with $40.1 million for the comparable period in 2005, up 15.6 percent. Income from continuing operations for the first six months of 2006 was $32.3 million, or $1.47 per diluted share, up from $23.5 million, or $1.06 per diluted share, in the first six months of 2005. This improvement was primarily driven by favorable tax settlements of $4.2 million, or $0.19 per diluted share, gains from the sale of certain corporate assets of $2.2 million after-tax, or $0.10 per diluted share, and higher interest income. Net income for the first six months of 2006 was $41.9 million, or $1.91 per diluted share, compared to $23.3 million, or $1.05 per diluted share, for the first six months of 2005. Net income for 2006 included income from discontinued operations of $9.5 million, or $0.44 per diluted share, which consisted of $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $2.2 million primarily related to tax matters associated with previously sold operations. Net income for the 2005 period included a loss from discontinued operations of $168,000 relating to tax matters associated with previously sold operations.
     GES. Revenues for GES were $363.5 million for the first six months of 2006, an increase of 4.2 percent from the 2005 amount of $348.8 million. The increase largely reflects strong same-show growth and improvement in exhibitor discretionary revenue led by the Products and Services group. Segment operating income was $40.8 million in the first six months of 2006, down 4.9 percent from $42.9 million in the 2005 period. Operating margins were 11.2 percent in the first six months of 2006 as compared to 12.3 percent in the first six months of 2005. The decrease in operating income was primarily due to an increase in certain performance-based incentive accruals in the first half of 2006.
     Exhibitgroup. Exhibitgroup’s revenue was $81.6 million for the first six months of 2006, a decrease of 22.2 percent from the 2005 amount of $104.9 million. The decrease in revenue resulted primarily from negative show rotation and the loss of revenue from certain clients who were not re-signed. Segment operating loss in the first six months of 2006 was $350,000, versus segment operating income of $157,000 in the first six months of 2005. The loss in 2006 compared to income in 2005 was largely due to decreased revenue. The 2006 period did have lower fixed and other costs, including legal fees compared to 2005. Legal fees in the first six months of 2005, related to the kiosk business litigation, totaled $4.8 million. This litigation was settled in July 2005.
     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $26.1 million in the first six months of 2006, an increase of 14.3 percent from $22.8 million in 2005. Segment operating income was $3.1 million for the first six months of 2006, compared with $2.0 million for the first six months of 2005. Operating margins increased to 11.8 percent in the first six months of 2006 from 8.8 percent in the first six months of 2005. In the first half of 2006, Brewster saw growth in passenger volume at the Banff Gondola and an increase in occupancy at the Mount Royal Hotel.
     During 2005, approximately 75 percent of revenue and 84 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.91 and 0.80 for the first six months of 2006 and 2005, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Corporate Activities and Minority Interest. Corporate activities and minority interest expense totaled $5.1 million in the first six months of 2006 compared to $5.8 million in the first six months of 2005. The decrease was primarily due to lower travel related costs and lower insurance and other administrative costs.
     Net Interest Income. Net interest income of $3.0 million in the first six months of 2006 increased from $412,000 in the first six months of 2005. The increase was primarily driven by higher interest rates and higher average cash balances, as well as from interest recoveries of $658,000 associated with income tax refunds received during the first six months of 2006.
     Income Taxes. The effective tax rate on income from continuing operations in the first six months of 2006 was 30.1 percent compared to 41.3 percent for the first six months of 2005. The lower rate in 2006 was primarily due to $4.2 million of favorable tax settlements in the first six months of 2006.
Liquidity and Capital Resources:
     Cash and cash equivalents were $160.8 million as of June 30, 2006 as compared to $152.6 million as of December 31, 2005, with the increase primarily due to cash flow from operations and the proceeds from the sale of certain corporate assets, substantially offset by share repurchases and capital expenditures, as discussed below. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of June 30, 2006 was $15.6 million compared with $17.4 million as of December 31, 2005. The debt-to-capital ratio was 0.035 to 1 as of June 30, 2006 compared with 0.041 to 1 as of December 31, 2005. Capital is defined as total debt plus minority interest and common stock and other equity.
     Effective June 15, 2006, Viad amended and restated its $150 million secured revolving credit agreement dated June 30, 2004. The term of the amended and restated revolving credit agreement (the “Credit Facility”) is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The Credit Facility may be increased up to an additional $75 million under certain circumstances. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of June 30, 2006, Viad had an outstanding borrowing of $10.7 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2006, Viad was in compliance with all covenants.
     In May 2006, Viad repaid its 10.5 percent subordinated debentures outstanding of $1.3 million pursuant to their scheduled maturity.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the six months ended June 30, 2006 totaled $10.4 million and primarily related to manufacturing and other equipment and information systems and related costs. For the six months ended June 30, 2005, capital expenditures totaled $10.6 million and primarily related to the purchase of new tour buses at Brewster, certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.
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
     During the six months ended June 30, 2006, Viad repurchased one million shares of its common stock for $31.8 million. In July 2006, Viad announced its intent to repurchase an additional one million shares from time to time at prevailing prices in the open market, under an authorization by the Company’s Board of Directors. Subsequent to June 30, 2006 and prior to the filing of this quarterly report, Viad repurchased an additional 19,500 shares for $645,000. See Part II, Item 2 for details of shares repurchased during the six months ended June 30, 2006. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2006 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
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

     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year. As of June 30, 2006, Viad had recorded goodwill of $150.1 million and $36.5 million related to GES and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. As of June 30, 2006, Viad had intangible assets with indefinite lives of $5.2 million, which primarily consisted of a trademark intangible related to Exhibitgroup. The fair value of the trademark intangible is estimated based on expected future cash flows. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of June 30, 2006 and December 31, 2005, Viad had gross deferred tax assets of $67.9 million and $76.0 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is more likely than not.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of June 30, 2006 and December 31, 2005, Viad had $29.3 million and $36.0 million, respectively, accrued for these exposures, which includes accrued interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $4.0 million (exclusive of any federal tax effects) could potentially be resolved or settled during the remainder of 2006 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes which may include amounts related to previously discontinued operations. During the three and six months ended June 30, 2006, Viad recorded favorable tax settlements in continuing operations of $3.2 million and $4.2 million, respectively. These settlements resulted in a decrease to income tax expense. See Note 19 of notes to consolidated financial statements for a discussion of tax matters related to discontinued operations.
     In addition to the specific tax audit exposures for which Viad has recorded loss liabilities, there are other known tax audit exposures which have been identified in recent and ongoing tax audits for which Viad has not recorded contingent liabilities as potential losses related to those specific issues are not deemed probable. To the extent that the facts and circumstances related to these known tax audit exposures indicate that an unfavorable outcome is probable and can be reasonably estimated, Viad would record accrued liabilities and additional income tax expense in the period for which that assessment is determined. For the specific issues for which Viad can reasonably estimate a range of possible loss, the aggregate decrease to net income could range from $500,000 to $2.0 million.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $20.2 million as of June 30, 2006. Of this total, $14.1 million related to workers’ compensation liabilities and the remaining $6.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $12.8 million as of June 30, 2006, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.8 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively.

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not affect Viad’s financial position or results of operations.
     Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application method. Refer to Note 2 of notes to consolidated financial statements for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the recognition of current and deferred income taxes is determined based on whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Viad will adopt the provisions of FIN 48 on January 1, 2007. The Company is currently evaluating the potential impact of FIN 48 on Viad’s financial position and results of operations. Furthermore, the Company believes the adoption of FIN 48 could have a material effect on the amounts of current and deferred income tax assets and liabilities reported in Viad’s consolidated balance sheets. The cumulative effect of applying the provisions of FIN 48 will generally be reported as an adjustment to the opening balance of retained earnings in the fiscal year of adoption.
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, adverse developments in liabilities associated with discontinued operations, any deterioration in the economy and other risks discussed in “Risk Factors” in the risk factors sections included in Viad’s 2005 Annual Report and in this quarterly report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war and international conditions, could affect the forward-looking statements in this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Viad’s market risk exposures relate to fluctuations in foreign exchange rates, interest rates and certain commodity prices. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect financial condition or results of operations. Interest rate risk is the risk that changing interest rates will adversely affect the earnings of Viad. Commodity risk is the risk that changing prices will adversely affect results of operations.
     Viad conducts its foreign operations primarily in Canada, and to a lesser extent in certain European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $30.1 million and $23.6 million as of June 30, 2006 and December 31, 2005, respectively. During the three and six months ended June 30, 2006, unrealized foreign currency translation gains of $7.0 million and $6.5 million were recorded in other comprehensive income, respectively. During the three and six months ended June 30, 2005, unrealized foreign currency translation losses of $1.7 million and $2.9 million were recorded in other comprehensive income, respectively.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.90 and 0.80 for the three months ended June 30, 2006 and 2005, respectively. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the six months ended June 30, 2006 and 2005 were 0.91 and 0.80, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations.

     Viad is also exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions and related accounts receivable denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes foreign currency forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of June 30, 2006, Viad had aggregate contracts to sell U.S. dollars of $5.0 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.13 (Canadian dollars per U.S. dollar), maturing on various dates through September 2007. In addition, as of June 30, 2006, Viad had aggregate contracts to sell U.S. dollars of $1.6 million (notional amount) in exchange for British pounds at an average contract rate of 0.543 (British pounds per U.S. dollar), maturing on various dates through August 2006. As of June 30, 2006, the fair value of Viad’s forward exchange contracts was $91,000 and is included in the consolidated balance sheet under the caption “Other current assets.”
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of June 30, 2006, Viad had variable rate debt outstanding of $10.7 million under its secured revolving credit agreement. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. See Note 9 of notes to consolidated financial statements.
     Viad’s subsidiaries have exposure to changing fuel prices. Periodically, one of these subsidiaries enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of June 30, 2006, Viad had one fuel contract outstanding to purchase 244,000 gallons of diesel fuel at approximately $2.29 per gallon (plus applicable taxes) expiring October 2006.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2006, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     During the second quarter of 2006, the Company completed the implementation of a new financial software application at GES which includes general ledger, accounts payable and fixed assets modules. The implementation of the new software was part of a planned systems upgrade at GES and was not made in response to any deficiency in the Company’s internal controls. Except for the preceding change, there were no changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the risk factor set forth below and other information in this report, careful consideration should be given to the factors discussed in Item 1A., “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect Viad’s business, financial condition or future results.
     Viad’s foreign operations are impacted by changes in foreign currency exchange rates.
     Viad conducts its foreign operations primarily in Canada, and to a lesser extent in certain European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. While recently Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar, future fluctuations in the exchange rates may adversely impact overall expected profitability, and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results.
     During 2005, approximately 75 percent of revenue and 84 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the second quarter of 2006 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the exercise of stock options or vesting of restricted stock or performance-based awards:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	that May Yet Be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period (1)	(#)	Per Share ($)	Programs	(2),(3)
May 2006	449,450	31.75	449,450	136,150
June 2006	136,150	31.31	136,150	—

Total	585,600	31.65	585,600	—

(1)	Months with no share repurchases have been excluded from the table.

(2)	In February 2006, Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to one million shares of Viad common stock from time to time at prevailing prices in the open market. These repurchases were completed by June 30, 2006. In July 2006, Viad announced its intent to repurchase an additional one million shares.

(3)	Under authorization by the Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of stockholders of Viad Corp was held on May 16, 2006.

(b)	Not applicable – (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

1.	The election of Directors as follows:

	Affirmative	Vote
	Vote	Withheld
Daniel Boggan Jr.	16,870,260	2,149,817
Robert H. Bohannon	17,064,279	1,955,798
Robert E. Munzenrider	18,837,823	182,254
2.	The appointment of Deloitte & Touche LLP as Viad’s independent registered public accounting firm for fiscal year 2006:

Affirmative Vote	18,851,970
Against	41,910
Abstentions	126,197
Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

August 7, 2006 (Date)	By /s/ G. Michael Latta G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)