Form 10-Q
period 2006-09-30
VIAD CORP
filed 2006-11-03
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2006, 21,628,232 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$197,225	$152,601
Accounts receivable, net of allowance for doubtful accounts of $1,648 and $1,400, respectively	59,964	56,752
Inventories	39,302	37,853
Deferred income taxes	21,567	28,155
Other current assets	9,235	7,348

Total current assets	327,293	282,709
Property and equipment, net	134,805	143,038
Other investments and assets	26,774	28,504
Deferred income taxes	35,772	40,891
Goodwill	186,535	184,310
Other intangible assets, net	6,071	6,238

Total Assets	$717,250	$685,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,923	$35,150
Other current liabilities	104,396	131,498
Current portion of long-term debt and capital lease obligations	2,044	3,263

Total current liabilities	152,363	169,911
Long-term debt and capital lease obligations	13,301	14,089
Pension and other postretirement benefits	28,702	28,428
Other deferred items and insurance liabilities	69,540	71,589
Commitments and contingencies (Note 14)
Minority interest	5,344	4,704
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	636,717	653,883
Retained earnings (deficit)	22,731	(40,199)
Unearned employee benefits and other	(14,107)	(17,409)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	478	456
Unrealized gain on derivative financial instruments	2	38
Cumulative foreign currency translation adjustments	29,935	23,576
Minimum pension liability adjustment	(5,548)	(5,548)
Common stock in treasury, at cost, 3,306,749 and 2,500,927 shares, respectively	(259,610)	(255,230)

Total common stock and other equity	448,000	396,969

Total Liabilities and Stockholders’ Equity	$717,250	$685,690

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenues:
Convention show services	$143,342	$110,671	$500,515	$453,635
Exhibit design and construction	40,348	36,199	128,260	146,954
Travel and recreation services	46,858	44,267	72,952	67,091

Total revenues	230,548	191,137	701,727	667,680

Costs and expenses:
Costs of services	159,161	134,672	500,891	455,821
Costs of products sold	43,758	40,099	129,698	150,437
Corporate activities and minority interest	4,243	4,103	9,295	9,869
Gains on sale of corporate assets	—	—	(3,468)	—
Restructuring charges (recoveries)	355	(230)	(215)	(593)
Impairment losses (recoveries)	193	843	(650)	843
Net interest income	(1,614)	(348)	(4,572)	(760)

Total costs and expenses	206,096	179,139	630,979	615,617

Income before income taxes	24,452	11,998	70,748	52,063
Income tax expense	2,429	2,627	16,385	19,181

Income from continuing operations	22,023	9,371	54,363	32,882
Income from discontinued operations	1,496	1,328	11,026	1,160

Net income	$23,519	$10,699	$65,389	$34,042

Diluted income per common share
Income from continuing operations	$1.03	$0.42	$2.49	$1.48
Income from discontinued operations	0.07	0.06	0.50	0.05

Net income	$1.10	$0.48	$2.99	$1.53

Average outstanding and potentially dilutive common shares	21,424	22,345	21,850	22,211

Basic income per common share
Income from continuing operations	$1.04	$0.42	$2.54	$1.50
Income from discontinued operations	0.07	0.06	0.51	0.05

Net income	$1.11	$0.48	$3.05	$1.55

Average outstanding common shares	21,121	22,135	21,456	22,028

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$23,519	$10,699	$65,389	$34,042

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	22	15	22	(21)
Unrealized losses on derivative financial instruments:
Holding losses arising during the period, net of tax	(59)	—	(36)	—
Unrealized foreign currency translation gains (losses)	(117)	6,661	6,359	3,722

Other comprehensive income (loss)	(154)	6,676	6,345	3,701

Comprehensive income	$23,365	$17,375	$71,734	$37,743

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$65,389	$34,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,044	16,988
Deferred income taxes	1,477	9,682
Income from discontinued operations	(11,026)	(1,160)
Restructuring recoveries	(215)	(593)
Impairment losses	600	843
Gains on dispositions of property and other assets	(3,478)	(61)
Share-based compensation expense	7,072	5,564
Tax benefits from share-based compensation arrangements	7,446	707
Excess tax benefits from share-based compensation arrangements	(4,340)	—
Other non-cash items, net	3,531	3,422
Change in operating assets and liabilities:
Receivables	(4,509)	(21,814)
Inventories	(1,449)	(739)
Accounts payable	13,843	11,246
Restructuring liability	(1,168)	(2,058)
Other assets and liabilities, net	(12,636)	(21,710)

Net cash provided by operating activities	75,581	34,359

Cash flows from investing activities:
Capital expenditures	(14,695)	(13,921)
Proceeds from dispositions of property and other assets	13,872	8,661

Net cash used in investing activities	(823)	(5,260)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(2,941)	(3,870)
Dividends paid on common stock	(2,603)	(2,649)
Common stock purchased for treasury	(34,413)	—
Debt issuance costs	(488)	—
Excess tax benefits from share-based compensation arrangements	4,340	—
Proceeds from exercise of stock options	5,028	5,202

Net cash used in financing activities	(31,077)	(1,317)

Effect of exchange rate changes on cash and cash equivalents	943	822

Net increase in cash and cash equivalents	44,624	28,604
Cash and cash equivalents, beginning of year	152,601	115,050

Cash and cash equivalents, end of period	$197,225	$143,654

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$11,359	$19,806

Interest	$879	$1,380

Equipment acquired under capital leases	$815	$183

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Note 2. Share-Based Compensation
     Viad grants share-based compensation awards pursuant to the Viad Corp Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by Viad’s stockholders in 1997. The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based awards; and (d) stock appreciation rights. The number of shares of common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in that year will be added to the shares available for grant in any subsequent year. Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during the nine months ended September 30, 2006 or 2005.
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
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2006 and 2005, was $3.0 million and $1.7 million, respectively, and $7.1 million and $5.6 million, during the nine months ended September 30, 2006 and 2005, respectively. Furthermore, the total tax benefits related to such costs were $1.2 million and $675,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.8 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. No share-based compensation costs were capitalized during the nine months ended September 30, 2006 or 2005.

     During the three and nine months ended September 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental share-based compensation expense (and a reduction of income before income taxes) of $264,000 and $800,000, respectively. As a result of this incremental expense, net income was reduced by $160,000 and $560,000, respectively. Diluted and basic income per share were each reduced by $0.03 per share for the nine months ended September 30, 2006. Also in connection with the adoption of SFAS No. 123(R), Viad presented $4.3 million of excess tax benefits from share-based compensation arrangements as a cash outflow from operating activities and a cash inflow from financing activities during the nine months ended September 30, 2006.
     As noted above, prior to the adoption of SFAS No. 123(R), Viad used the intrinsic value method of accounting prescribed by APB Opinion No. 25. Assuming Viad had recognized compensation cost during the three and nine months ended September 30, 2005 related to all share-based compensation awards (including stock options) in accordance with the fair value method of accounting under SFAS No. 123, net income and diluted and basic income per share would have been as presented below. Compensation cost calculated under SFAS No. 123 is recognized over the vesting period and is net of estimated forfeitures and tax effects. The forfeiture rate assumption is based on the Company’s historical average forfeiture rate.

	Three months	Nine months
	ended	ended
	September 30, 2005
	(in thousands, except per
	share data)
Net income, as reported	$10,699	$34,042
Less: share-based compensation expense determined under fair value based method, net of tax	(420)	(1,151)

Pro forma net income	$10,279	$32,891

Diluted income per share:
As reported	$0.48	$1.53

Pro forma	$0.46	$1.49

Basic income per share:
As reported	$0.48	$1.55

Pro forma	$0.47	$1.50

     For purposes of applying SFAS No. 123(R) (and SFAS No. 123 where applicable), the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model for the nine months ended September 30 with the following assumptions:

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
     Stock options granted during the nine months ended September 30, 2006 and 2005 were for contractual terms of seven years at exercise prices based on the fair market value of Viad’s common stock on the grant date. Stock options become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after grant date and become fully exercisable after five years from the date of grant. Stock options granted since 1998 contain certain forfeiture and non-compete provisions. Share-based compensation expense related to stock option awards is recognized on the straight-line method over the requisite service period, which is approximately five years. As of September 30, 2006, the total unrecognized cost related to non-vested stock option awards was $2.6 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.9 years.

     Viad’s stock options generally contain contingent cash settlement features upon a change of control of the Company as defined in the Omnibus Plan. Management believes this cash settlement event is not considered probable, and therefore, the outstanding stock options are accounted for as equity awards and not considered liability awards under SFAS No. 123(R) and related guidance. Although not considered probable, the cash settlement contingency is deemed to be outside the control of Viad. Accordingly, Viad’s stock options are subject to the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” and Emerging Issues Task Force Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. As of September 30, 2006, Viad has not recorded any amounts related to stock options outside of permanent equity as there was no intrinsic value (in-the-money redemption amount) related to Viad’s stock options on the date of grant. As noted above, the exercise price of Viad’s stock option grants is based on the fair market value of the underlying common stock on the date of grant.
     The following table summarizes stock option activity during the nine months ended September 30, 2006:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2006	1,109,770	$23.55	745,732
Granted	21,700	31.92
Exercised	(179,518)	21.99
Forfeited	(84,848)	22.53

Options outstanding at September 30, 2006	867,104	24.18	628,274

     The following table summarizes information concerning stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$17.51 to $23.32	187,178	5.0 years	$19.21	187,178	$19.21
$23.32 to $24.05	213,023	3.6 years	23.76	213,023	23.76
$24.22 to $26.07	190,579	4.9 years	25.18	135,022	25.57
$26.31 to $26.37	164,500	5.4 years	26.31	31,220	26.31
$26.47 to $31.92	111,824	4.2 years	28.46	61,831	27.88

$17.51 to $31.92	867,104	4.6 years	24.18	628,274	23.33

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company as described in Note 15. As of September 30, 2006, there were 103,594 of such options outstanding and 71,530 exercisable, both with exercise prices ranging from $17.51 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 4.7 years. During the nine months ended September 30, 2006, a total of 60,191 options were exercised by MoneyGram employees at exercise prices ranging from $13.24 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of September 30, 2006 was $9.7 million. The aggregate intrinsic value is based on the weighted-average exercise price and Viad’s closing stock price of $35.41 as of September 30, 2006. The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2006 and 2005 was $5.8 million and $4.2 million, respectively. The fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was $2.0 million and $1.7 million, respectively. During the nine months ended September 30, 2006 and 2005, Viad received cash proceeds from the exercise of stock options of $5.0 million and $5.2 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $7.4 million and $707,000 for the nine months ended September 30, 2006 and 2005, respectively.

     Restricted stock awards of 182,000 and 103,300 shares were granted during the nine months ended September 30, 2006 and 2005, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $32.80 and $26.30, respectively. The fair value of restricted stock that vested during the nine months ended September 30, 2006 and 2005 was $759,000 and $873,000, respectively. All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized on the straight-line method over the requisite service period, which is approximately three years. As of September 30, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $5.8 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.4 years.
     During the nine months ended September 30, 2006 and 2005, Viad also granted performance-based restricted stock (“PBRS”) awards of 58,200 and 81,800 shares, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $32.60 and $26.31, respectively. The fair value of PBRS that vested during the nine months ended September 30, 2006 and 2005 was $1.2 million and $558,000, respectively. PBRS vests when certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, an additional one third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. As of September 30, 2006, the total unrecognized costs related to non-vested PBRS awards granted was $1.4 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately one year.
     Certain performance-driven restricted stock (“PDRS”) awards granted in 2002 and 2001 vested during the nine months ended September 30, 2006 and 2005 based on achievement of certain long-term incentive performance targets. The fair value of PDRS that vested during the nine months ended September 30, 2006 and 2005 was $313,000 and $1.4 million, respectively.
     Future vesting of restricted stock and PBRS is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock and PBRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock, except to the extent restrictions have lapsed. The following table summarizes restricted stock, PBRS and PDRS activity during the nine months ended September 30, 2006:

	Restricted Stock		PBRS		PDRS
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2006	165,050	$24.38	114,682	$25.04	13,734	$22.76
Granted	182,000	32.80	58,200	32.60	—	—
Vested	(38,800)	19.57	(51,752)	23.94	(13,734)	22.76
Forfeited	(22,525)	28.37	(11,342)	28.96	—	—

Balance at September 30, 2006	285,725	30.08	109,788	29.16	—	—

     During the nine months ended September 30, 2006 and 2005, Viad granted performance unit incentive plan (“PUP”) awards to key employees pursuant to the Omnibus Plan of 85,100 and 130,900, respectively. PUP awards are earned based on the level of achievement of predefined performance goals over the performance period, which is three years. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of September 30, 2006, Viad had recorded liabilities of $586,000 and $4.0 million related to the 2006 and 2005 PUP awards, respectively. Share-based compensation expense related to PUP awards is recognized ratably over the requisite service period, which is approximately three years. There were no PUP awards which vested during the nine months ended September 30, 2006 or 2005. Furthermore, there were no cash settlements related to PUP awards or any other share-based compensation awards during such periods.

Note 3. Impairment Losses and Recoveries
     In September 2005, GES’s operations in New Orleans, Louisiana were severely impacted by Hurricane Katrina and related events. As a result, management estimated the damage to GES’s New Orleans property and recorded asset impairment and related losses of $843,000. During the nine months ended September 30, 2006, Viad recorded insurance recoveries of $1.3 million (including $407,000 during the three months ended September 30, 2006) related to claims associated with Hurricane Katrina, which are included in the consolidated statements of operations under the caption “Impairment losses (recoveries).” While final resolution of these claims remains pending with Viad’s insurance carriers, the Company anticipates receiving approximately $1.8 million in final settlement of its property and business interruption insurance claims related to GES during the fourth quarter of 2006. Such amounts will be recorded when received. Certain claims related to Exhibitgroup remain pending with Viad’s insurance carriers and the amounts of recoveries related to Exhibitgroup, if any, remain uncertain.
     Also in September 2006, Viad recorded an impairment loss of $600,000 related to the estimated reduction in value of a non-core asset.
Note 4. Gains on Sale of Corporate Assets
     In January 2005, Viad sold a 50 percent interest in its corporate aircraft to a former subsidiary, MoneyGram International, Inc., for $8.6 million in cash. No gain or loss was recorded in connection with the transaction. In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. See Note 15.
     Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million.
Note 5. Inventories
     The components of inventories were as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$24,401	$23,271
Work in process	14,901	14,582

Inventories	$39,302	$37,853

Note 6. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Land	$25,151	$24,426
Buildings and leasehold improvements	82,812	80,947
Equipment and other	231,131	237,369

	339,094	342,742
Accumulated depreciation	(204,289)	(199,704)

Property and equipment, net	$134,805	$143,038

     Depreciation expense for the three months ended September 30, 2006 and 2005 was $5.0 million and $5.5 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $14.8 million and $16.8 million, respectively.
Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows:

		Travel and
	GES	Recreation	Total
		(in thousands)
Balance at January 1, 2006	$149,526	$34,784	$184,310
Foreign currency translation adjustments	537	1,688	2,225

Balance at September 30, 2006	$150,063	$36,472	$186,535

     A summary of other intangible assets as of September 30, 2006 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$940	$(454)	$486
Other	614	(192)	422

	1,554	(646)	908

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	573	—	573

	5,163	—	5,163

Total	$6,717	$(646)	$6,071

     A summary of other intangible assets as of December 31, 2005 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer lists	$904	$(301)	$603
Other	590	(118)	472

	1,494	(419)	1,075

Unamortized intangible assets:
Trademarks	4,590	—	4,590
Pension intangible assets	573	—	573

	5,163	—	5,163

Total	$6,657	$(419)	$6,238

     Intangible asset amortization expense for the three months ended September 30, 2006 and 2005 was $69,000 and $65,000, respectively, and $207,000 and $182,000 for the nine months ended September 30, 2006 and 2005, respectively. The estimated weighted-average amortization period of amortized intangible assets as of September 30, 2006 was approximately 2.0 years. Estimated amortization expense related to amortized intangible assets for the remainder of 2006 and succeeding years is expected to be $65,000 (2006), $309,000 (2007), $356,000 (2008) and $178,000 (2009).
Note 8. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Customer deposits	$27,507	$33,527
Accrued income taxes	25,351	37,973
Accrued compensation	20,982	17,545
Self-insured liability accrual	7,851	8,045
Accrued restructuring	1,634	1,735
Accrued dividends	981	1,044
Product warranty liabilities associated with a previously sold manufacturing operation	—	11,827
Other	20,090	19,802

Total other current liabilities	$104,396	$131,498

     For a discussion of accrued income taxes and liabilities associated with previously sold operations, see Notes 11 and 14, respectively.

     Other deferred items and insurance liabilities consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Self-insured liability accrual	$24,932	$25,882
Liabilities associated with previously sold operations	12,720	14,081
Accrued restructuring	7,188	8,825
Foreign deferred tax liability	5,781	5,468
Deferred gain on sale of property	3,785	4,510
Other	15,134	12,823

Total other deferred items and insurance liabilities	$69,540	$71,589

Note 9. Debt
     As of September 30, 2006, Viad’s total debt of $15.3 million consisted of $4.9 million of capital lease obligations and a $10.4 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”) which was amended June 15, 2006. The Credit Facility amends and restates the Company’s previous $150 million credit agreement dated June 30, 2004 and provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended September 30, 2006, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2006, Viad was in compliance with all covenants.
     In May 2006, Viad repaid its 10.5 percent subordinated debentures outstanding of $1.3 million pursuant to their scheduled maturity.
Note 10. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands, except per share data)
Income from continuing operations	$22,023	$9,371	$54,363	$32,882

Average outstanding common shares	21,121	22,135	21,456	22,028
Additional dilutive shares related to share-based compensation	303	210	394	183

Average outstanding and potentially dilutive common shares	21,424	22,345	21,850	22,211

Diluted income per share from continuing operations	$1.03	$0.42	$2.49	$1.48

Basic income per share from continuing operations	$1.04	$0.42	$2.54	$1.50

     Options to purchase 104,000 shares of common stock were outstanding during the nine months ended September 30, 2005 but were not included in the computation of diluted income per share because the effect would be anti-dilutive. No options were anti-dilutive during the nine months ended September 30, 2006, and therefore, no options were excluded from the computation of diluted income per share.
Note 11. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the nine months ended September 30 is as follows:

	2006		2005
		(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$24,762	35.0%	$18,222	35.0%
State income taxes, net of federal benefit	2,632	3.7%	2,792	5.4%
Tax settlements and refunds	(10,000)	(14.1%)	(2,030)	(3.9%)
Other, net	(1,134)	(1.6%)	(10)	(0.1%)

	16,260	23.0%	18,974	36.4%
Adjustment to estimated annual effective rate (1)	125	0.2%	207	0.4%

Income tax expense	$16,385	23.2%	$19,181	36.8%

(1)	APB Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of September 30, 2006 and December 31, 2005, Viad had $15.9 million and $36.0 million, respectively, accrued for these exposures, which includes accrued interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements or determines that reserves are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $6.0 million (exclusive of any federal tax effects) could potentially be resolved or settled during the remainder of 2006 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes, which may include amounts related to previously discontinued operations. During the three and nine months ended September 30, 2006, Viad recorded favorable state and foreign tax settlements and refunds in continuing operations of $5.8 million and $10.0 million, respectively. These settlements resulted in a decrease to income tax expense. See Note 19 for a discussion of tax matters related to discontinued operations.
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

Note 12. Pension and Other Postretirement Benefit Plans
     The net periodic costs for defined benefit pension plans and other postretirement benefit plans for the three months ended September 30 included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
		(in thousands)
Service cost	$44	$30	$17	$17
Interest cost	285	281	252	234
Expected return on plan assets	(199)	(202)	(70)	(83)
Amortization of prior service cost	52	52	(291)	(325)
Recognized net actuarial loss	114	115	—	—

Net periodic benefit cost	$296	$276	$(92)	$(157)

     For the nine months ended September 30, the net periodic costs for defined benefit pension plans and other postretirement benefit plans included the following components:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
		(in thousands)
Service cost	$148	$148	$59	$57
Interest cost	845	849	896	950
Expected return on plan assets	(597)	(636)	(212)	(233)
Amortization of prior service cost	156	156	(871)	(859)
Recognized net actuarial loss	355	313	291	346

Net periodic benefit cost	$907	$830	$163	$261

     Viad expects to contribute approximately $550,000 to its unfunded pension plans and approximately $600,000 to its other postretirement benefit plans in 2006. Viad is not required to contribute to its funded pension plans in 2006. As of September 30, 2006, Viad has contributed $412,000 to its unfunded pension plans and $425,000 to its other postretirement benefit plans.
Note 13. Restructuring Charges and Recoveries
     In 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the spin-off of MoneyGram (see Note 15). All amounts related to this reserve had been paid as of March 31, 2005 and thus, during the three months ended March 31, 2005, the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during the three months ended September 30, 2006 and 2005 and recorded additional charges of $355,000 and $358,000, respectively. As of September 30, 2006, $1.3 million of the liability remained of which $246,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $1.0 million under the caption “Other deferred items and insurance liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. During the nine months ended September 30, 2006, $24,000 of the reserve was reversed. As of September 30, 2006, there was a remaining liability of $1.3 million (comprised solely of future lease payment obligations), of which $265,000 and $1.1 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments will continue to be made over the remaining terms of the lease agreements.

     In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million of which $13.6 million related to GES, $47.9 million related to Exhibitgroup and $3.6 million related to corporate activities. The restructuring charge was associated with the closure and consolidation of certain facilities, severance and other employee benefits. During the nine months ended September 30, 2006, $546,000 of the reserve was reversed. As of September 30, 2006, a liability remained of $7.5 million (comprised solely of future lease payment obligations), of which $1.4 million and $6.1 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and insurance liabilities,” respectively. Payments will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in the 2002 and 2001 restructuring charge liability balances as of September 30, 2006 is as follows:

	2002	2001
	Restructuring	Restructuring	Total
		(in thousands)
Balance at January 1, 2006	$1,574	$8,986	$10,560
Cash payments	(220)	(948)	(1,168)
Adjustment to liability	(24)	(546)	(570)

Balance at September 30, 2006	$1,330	$7,492	$8,822

Note 14. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and legal matters including claims and counter-claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2006, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations.
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
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations.
     As of September 30, 2006, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2006 would be $31.8 million, of which $31.3 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of September 30, 2006, the aggregate guarantees related to credit or lease arrangements with banks were $509,000 which expire concurrent with the credit or lease arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     Viad’s Glacier Park, Inc. subsidiary (“Glacier Park”), an 80 percent owned subsidiary, operates the concession portion of its business under a 25-year concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park and a 42-year lease with the Canadian Government for Waterton Lakes National Park. Glacier Park’s lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. The concession contract with the Park Service expires in December 2007 as the Park Service exercised its right to extend the contract that was to expire on December 31, 2005 for a two-year period and, in its sole discretion, may extend Glacier Park’s concession contract for up to one additional year. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contracts, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. If Glacier Park’s contract expires and a new concessionaire to be selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which are not part of the Park Service concession contract. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2005 operating income.
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
     As discussed in Note 4 above, in January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. No gain or loss was recorded in connection with the transaction. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram shared the fixed costs of operating the aircraft and each paid the variable costs depending on the usage by each company. During the nine months ended September 30, 2006 and 2005, Viad received aggregate payments of $274,000 and $985,000, respectively, from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram were recorded as a reduction of expense under the caption “Corporate activities and minority interest” in the consolidated statements of operations. In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. In conjunction with this sale, the Joint Ownership Agreement was terminated.
     During the nine months ended September 30, 2006, Viad received a $280,000 payment from MoneyGram pursuant to the Tax Sharing Agreement dated June 30, 2004. Additionally, during the nine months ended September 30, 2006 and 2005, Viad received aggregate payments of $281,000 and $1.2 million, respectively, related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. As of September 30, 2006 and December 31, 2005, Viad had amounts receivable from MoneyGram of $7,000 and $319,000, respectively, related to the above activity, which are included in the consolidated balance sheets under the caption “Accounts receivable.”

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Revenues:
GES	$151,737	$119,591	$515,200	$468,361
Exhibitgroup	31,953	27,279	113,575	132,228
Travel and Recreation Services	46,858	44,267	72,952	67,091

	$230,548	$191,137	$701,727	$667,680

Segment operating income:
GES	$9,600	$1,545	$50,373	$44,441
Exhibitgroup	(2,816)	(4,236)	(3,166)	(4,079)
Travel and Recreation Services	20,845	19,057	23,931	21,060

	27,629	16,366	71,138	61,422
Corporate activities and minority interest	(4,243)	(4,103)	(9,295)	(9,869)

	23,386	12,263	61,843	51,553
Interest income	2,058	1,061	5,791	2,632
Interest expense	(444)	(713)	(1,219)	(1,872)
Gains on sale of corporate assets	—	—	3,468	—
Impairment recoveries (losses)	(193)	(843)	650	(843)
Restructuring recoveries (charges):
GES	—	—	370	73
Exhibitgroup	—	588	200	835
Corporate	(355)	(358)	(355)	(315)

Income before income taxes	$24,452	$11,998	$70,748	$52,063

	September 30,	December 31,
	2006	2005
	(in thousands)
Assets:
GES	$274,158	$260,046
Exhibitgroup	76,106	89,323
Travel and Recreation Services	160,035	132,725
Corporate and other	206,951	203,596

	$717,250	$685,690

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

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not affect Viad’s financial position or results of operations.
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
     FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Viad will adopt the provisions of FIN 48 on January 1, 2007. The Company is currently evaluating the potential impact of FIN 48 on Viad’s financial position and results of operations. Furthermore, the Company believes the adoption of FIN 48 could have a material impact on the amounts of current and deferred income tax assets and liabilities reported in Viad’s consolidated balance sheets. The cumulative effect of applying the provisions of FIN 48 will generally be reported as an adjustment to the opening balance of retained earnings in the fiscal year of adoption.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, Viad will adopt SFAS No. 157 on January 1, 2008. Viad has not yet determined if the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the over or underfunded status of a defined benefit pension plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The asset or liability to be recorded equals the difference between the fair value of the defined benefit plan’s assets and its benefit obligation. The recognition and disclosure provisions of SFAS No. 158 are effective in financial statements for years ending after December 15, 2006. Accordingly, Viad will adopt those provisions as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for its pension and other postretirement benefit plans. SFAS No. 158 will be applied on a prospective basis, however, had Viad applied the recognition provisions of SFAS No. 158 as of December 31, 2005, the Company would have recorded additional liabilities of $277,000 related to its defined benefit pension plans. In addition, Viad would have reduced its liabilities related to its other postretirement benefit plans by $810,000.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that companies should use both an income statement (rollover) approach and a balance sheet (iron curtain) approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach, including transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (under a company’s prior approach) are now considered material based on the dual approach, the restatement of prior period financial statements is not required. Under those circumstances, a company would record a one-time transitional cumulative effect adjustment which would be reflected in the carrying amounts of assets and liabilities as of the beginning of the fiscal year of adoption with the offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, and is therefore effective for Viad as of December 31, 2006. Viad does not anticipate that the adoption of SAB 108 will affect its financial position or results of operations.
Note 18. Common Stock Repurchases
     In February 2006 and again in July 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares (for a total of two million shares) of the Company’s common stock from time to time at prevailing prices in the open market. As of June 30, 2006, Viad had repurchased the entire one million shares under the first authorization for $31.8 million. As of September 30, 2006, Viad had repurchased 79,500 common shares for $2.6 million under the second authorization. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
Note 19. Discontinued Operations
     In June 2006, Viad recorded income from discontinued operations of $7.4 million ($11.8 million pre-tax) related to the reversal of certain current liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation. In addition, Viad recorded income from discontinued operations of $1.5 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively, primarily related to tax matters associated with previously sold operations. For the nine months ended September 30, 2006 and 2005, the Company recorded income from discontinued operations of $3.6 million and $1.2 million, respectively, also related to tax matters associated with previously sold operations.

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
     The following are financial highlights of the third quarter of 2006 as compared to the third quarter of 2005 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $230.5 million, a 20.6 percent increase from 2005

•	Net income of $23.5 million versus $10.7 million in 2005

•	Diluted income per share of $1.10 versus $0.48 in 2005

•	Income from discontinued operations of $1.5 million primarily related to tax matters associated with previously sold operations

•	Cash and cash equivalents totaled $197.2 million as of September 30, 2006

•	Debt was $15.3 million as of September 30, 2006

•	Viad repurchased 79,500 shares of its common stock for $2.6 million
     GES
•	Revenues of $151.7 million, an increase of 26.9 percent from 2005

•	Segment operating income of $9.6 million, up from $1.5 million in 2005
     Exhibitgroup
•	Revenues of $32.0 million, an increase of 17.1 percent from 2005

•	Segment operating loss of $2.8 million compared to a loss of $4.2 million in 2005
     Travel and Recreation Services
•	Revenues of $46.9 million, an increase of 5.9 percent from 2005

•	Segment operating income of $20.8 million, an increase of 9.4 percent from 2005

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
     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Adjusted EBITDA	$30,108	$19,139	$86,361	$71,766
Interest expense	(444)	(713)	(1,219)	(1,872)
Income tax expense	(2,429)	(2,627)	(16,385)	(19,181)
Depreciation and amortization	(5,019)	(5,585)	(15,044)	(16,988)
Impairment recoveries (losses)	(193)	(843)	650	(843)
Income from discontinued operations	1,496	1,328	11,026	1,160

Net income	$23,519	$10,699	$65,389	$34,042

     The increase in Adjusted EBITDA of $11.0 million for the third quarter of 2006 compared to the third quarter of 2005 was driven by higher segment operating income at all operating segments, most notably GES, and higher interest income. The increase in Adjusted EBITDA of $14.6 million for the nine months ended September 30, 2006 compared to 2005 was primarily due to higher segment operating income at GES and Travel and Recreation Services as well as the gain on sale of certain corporate assets and higher interest income.

     A reconciliation of Income before impairment losses and recoveries to income from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Income before impairment losses and recoveries	$22,155	$9,879	$53,987	$33,390
Impairment recoveries (losses), net of tax	(132)	(508)	376	(508)

Income from continuing operations	$22,023	$9,371	$54,363	$32,882

     See “Results of Operations” below for a discussion of fluctuations in Income before impairment losses and recoveries.
Results of Operations:
Comparison of Third Quarter of 2006 to the Third Quarter of 2005
     In the third quarter of 2006, revenues increased 20.6 percent to $230.5 million from $191.1 million in the third quarter of 2005. The increase was primarily due to positive show rotation at GES and Exhibitgroup and continued same-show growth at GES. Income before income taxes was $24.5 million for the third quarter of 2006, compared to $12.0 million in the third quarter of 2005. Viad’s income from continuing operations for the third quarter of 2006 was $22.0 million, or $1.03 per diluted share, up from $9.4 million, or $0.42 per diluted share, in the third quarter of 2005. This improvement was largely the result of favorable tax settlements of $5.8 million, or $0.27 per diluted share, compared to $1.5 million, or $0.07 per diluted share, in 2005 and improved operating results from all operating segments. Income before impairment losses and recoveries in the third quarter of 2006 was $22.2 million, or $1.04 per diluted share, which excludes net impairment losses of $132,000 (after-tax), or $0.01 per diluted share. This compares to income before impairment losses and recoveries of $9.9 million, or $0.44 per diluted share, in the third quarter of 2005 and excludes impairment losses of $508,000 (after-tax), or $0.02 per diluted share.
     Net income for the third quarter of 2006 was $23.5 million, or $1.10 per diluted share, including income from discontinued operations of $1.5 million, or $0.07 per diluted share, primarily related to tax matters associated with previously sold operations. This compares to net income of $10.7 million, or $0.48 per diluted share, in the third quarter of 2005, which included income from discontinued operations of $1.3 million, or $0.06 per diluted share, related to tax matters associated with previously sold operations.
     GES. Revenues for GES were $151.7 million for the third quarter of 2006, up 26.9 percent from $119.6 million in the third quarter of 2005. The increase resulted primarily from positive show rotation. Strong same-show growth and growth in exhibitor discretionary revenue driven by the Products and Services group also drove the increase in revenue. Segment operating income was $9.6 million in the third quarter of 2006, up from $1.5 million in the third quarter of 2005. The increase in operating income was primarily due to the growth in revenue. In the fourth quarter of 2006, Viad expects to receive approximately $1.8 million of insurance recoveries related to Hurricane Katrina. Of this amount, approximately $1.7 million relates to business interruption claims and will be recorded in GES’s operating income when received. The remaining amounts will be included in the consolidated statements of operations under the caption “Impairment losses (recoveries)” when received. Certain claims related to Exhibitgroup also remain pending with Viad’s insurance carriers and the amounts of recoveries related to Exhibitgroup, if any, remain uncertain.
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

     Exhibitgroup. Revenues for Exhibitgroup were $32.0 million, up 17.1 percent in the third quarter of 2006 from $27.3 million in the third quarter of 2005. The increase in revenue was due to positive show rotation of a major European air show, which took place in the third quarter of 2006 but occurred in the second quarter of 2005. The effect of positive show rotation was somewhat offset by a decrease in domestic revenue.
     Segment operating loss was $2.8 million in the third quarter of 2006 compared to a loss of $4.2 million in the third quarter of 2005. Exhibitgroup’s operating results improved in the third quarter of 2006 due to positive show rotation as well as the continued reduction of fixed and other costs.
     In 2006, revenue at Exhibitgroup has been negatively impacted by the loss of revenue from certain clients who were not re-signed and from existing client spending in 2005 that did not recur in 2006. Exhibitgroup has not realized revenue growth from other clients that is sufficient to offset these negative factors and, as a result, management expects 2006 full year revenue to decline from 2005. Many large corporate clients continue to reuse or refurbish existing exhibits rather than placing orders for new construction. Visibility over revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. Management is focused on profitable revenue growth, cost control and productivity enhancements in order to improve profitability.
     Travel and Recreation Services. Revenues of the travel and recreation businesses were $46.9 million, an increase of 5.9 percent from $44.3 million in the third quarter of 2005. Segment operating income was $20.8 million for the third quarter of 2006, an increase of 9.4 percent from $19.1 million in 2005. Brewster saw growth in passenger volume at the Banff Gondola, an increase in revenue per passenger at the icefield and an increase in occupancy at the Mount Royal Hotel. In addition, Glacier Park saw strong occupancy at its inns and lodges and an increase in room revenue over the prior year.
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
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.89 and 0.83 for the third quarter of 2006 and 2005, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Glacier Park operates the concession portion of its business under a 25-year concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park and a 42-year lease with the Canadian Government for Waterton Lakes National Park. Glacier Park’s lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. The concession contract with the Park Service expires in December 2007 as the Park Service exercised its right to extend the contract that was to expire on December 31, 2005 for a two-year period and, in its sole discretion, may extend Glacier Park’s concession contract for up to one additional year. At the time the Park Service begins the request for proposal process for the Glacier National Park concession contracts, Glacier Park intends to submit a proposal. Contract terms of 10, 15 or 20 years are possible, with a contract of 15 years being the most likely. If Glacier Park’s contract expires and a new concessionaire is selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which are not part of the Park Service concession contract. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract, based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park approximated 21 percent of Travel and Recreation Services’ full year 2005 operating income.
     Net Interest Income. Net interest income of $1.6 million in the third quarter of 2006 increased from $348,000 in the third quarter of 2005. The increase was primarily driven by higher interest rates and higher average cash balances.
     Income Taxes. The effective tax rate before impairment losses in the third quarter of 2006 was 10.1 percent compared to 23.1 percent for the third quarter of 2005. The lower rate in the third quarter of 2006 was primarily due to $5.8 million of favorable tax settlements in the third quarter of 2006 as compared to $1.5 million in the third quarter of 2005.

Comparison of First Nine Months of 2006 to the First Nine Months of 2005
     Revenues for the first nine months of 2006 increased 5.1 percent to $701.7 million from $667.7 million in 2005. The increase was primarily driven by strong same-show growth and growth in exhibitor discretionary spending at GES, which was partially offset by the decline in revenue at Exhibitgroup. Income before income taxes was $70.7 million for the first nine months of 2006 compared with $52.1 million for the comparable period in 2005, up 35.9 percent. Income from continuing operations for the first nine months of 2006 was $54.4 million, or $2.49 per diluted share, up from $32.9 million, or $1.48 per diluted share, in the first nine months of 2005. This improvement was primarily driven by favorable tax settlements of $10.0 million, or $0.46 per diluted share, improved operating results, gains from the sale of certain corporate assets of $2.2 million after-tax, or $0.10 per diluted share, and higher interest income. Income before impairment losses and recoveries for the first nine months of 2006 was $54.0 million, or $2.47 per diluted share, which excludes net impairment recoveries of $376,000 (after-tax), or $0.02 per diluted share. Income before impairment losses and recoveries for the first nine months of 2005 was $33.4 million, or $1.50 per diluted share, which excludes impairment losses of $508,000 (after-tax), or $0.02 per diluted share.
     Net income for the first nine months of 2006 was $65.4 million, or $2.99 per diluted share, compared to $34.0 million, or $1.53 per diluted share, for the first nine months of 2005. Net income for 2006 included income from discontinued operations of $11.0 million, or $0.50 per diluted share, which consisted of $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $3.6 million primarily related to tax matters associated with previously sold operations. Net income for the 2005 period included income from discontinued operations of $1.2 million also relating to tax matters associated with previously sold operations.
     GES. Revenues for GES were $515.2 million for the first nine months of 2006, an increase of 10.0 percent from the 2005 amount of $468.4 million. The increase from prior year was mainly due to strong same-show growth and growth in exhibitor discretionary revenue led by the Products and Services group, and to a lesser extent due to positive show rotation. Segment operating income was $50.4 million in the first nine months of 2006, up 13.3 percent from $44.4 million in the 2005 period. Operating margins were 9.8 percent in the first nine months of 2006 as compared to 9.5 percent in the first nine months of 2005. The increase in operating income was primarily a result of the increase in revenue.
     Exhibitgroup. Exhibitgroup’s revenue was $113.6 million for the first nine months of 2006, a decrease of 14.1 percent from the 2005 amount of $132.2 million. The decrease resulted primarily from the loss of revenue from certain clients and existing client spending in 2005 that did not recur in 2006. Segment operating loss in the first nine months of 2006 was $3.2, versus a loss of $4.1 million in the first nine months of 2005. In comparison to 2005, the improved operating results in the first nine months of 2006 were largely due to a reduction in fixed and other costs, including legal fees. Legal fees in the first nine months of 2005 related to the kiosk business litigation totaled $4.8 million.
     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $73.0 million in the first nine months of 2006, an increase of 8.7 percent from $67.1 million in 2005. Segment operating income was $23.9 million for the first nine months of 2006, compared with $21.1 million for the first nine months of 2005. Operating margins increased to 32.8 percent in the first nine months of 2006 from 31.4 percent in the first nine months of 2005. In the first nine months of 2006, Brewster saw growth in passenger volume at the Banff Gondola, an increase in revenue per passenger at the icefield and an increase in occupancy at the Mount Royal Hotel as compared to 2005. In addition, Glacier Park saw strong occupancy at its inns and lodges and an increase in room revenue over the prior year.
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.90 and 0.82 for the first nine months of 2006 and 2005, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Corporate Activities and Minority Interest. Corporate activities and minority interest expense totaled $9.3 million in the first nine months of 2006 compared to $9.9 million in the first nine months of 2005. The decrease was primarily due to lower travel related costs and lower insurance and other administrative costs, partially offset by an increase in share-based compensation expense.
     Net Interest Income. Net interest income of $4.6 million in the first nine months of 2006 increased from $760,000 in the first nine months of 2005. The increase was primarily driven by higher interest rates and higher average cash balances, as well as from interest recoveries of $658,000 associated with income tax refunds received during the first nine months of 2006.
     Income Taxes. The effective tax rate before impairment losses in the first nine months of 2006 was 23.0 percent compared to 36.9 percent for the first nine months of 2005. The lower rate in 2006 was primarily due to $10.0 million of favorable tax settlements in the first nine months of 2006 as compared to $2.0 million in the first nine months of 2005.

Liquidity and Capital Resources:
     Cash and cash equivalents were $197.2 million as of September 30, 2006 as compared to $152.6 million as of December 31, 2005, with the increase primarily due to cash flow from operations and the proceeds from the sale of certain corporate assets, somewhat offset by share repurchases and capital expenditures, as discussed below. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of September 30, 2006 was $15.3 million compared with $17.4 million as of December 31, 2005. The debt-to-capital ratio was 0.033 to 1 as of September 30, 2006 compared with 0.041 to 1 as of December 31, 2005. Capital is defined as total debt plus minority interest and common stock and other equity.
     Effective June 15, 2006, Viad amended and restated its $150 million secured revolving credit agreement dated June 30, 2004. The term of the amended and restated revolving credit agreement (the “Credit Facility”) is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The Credit Facility may be increased up to an additional $75 million under certain circumstances. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of September 30, 2006, Viad had an outstanding borrowing of $10.4 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2006, Viad was in compliance with all covenants.
     In May 2006, Viad repaid its 10.5 percent subordinated debentures outstanding of $1.3 million pursuant to their scheduled maturity.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the nine months ended September 30, 2006 totaled $14.7 million and primarily related to manufacturing and other equipment and information systems and related costs. For the nine months ended September 30, 2005, capital expenditures totaled $13.9 million and primarily related to the purchase of new tour buses at Brewster, certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.
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
     In February 2006 and again in July 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares (for a total of two million shares) of the Company’s common stock from time to time at prevailing prices in the open market. As of June 30, 2006, Viad had repurchased one million shares under the first authorization for $31.8 million. As of September 30, 2006, Viad had repurchased 79,500 common shares for $2.6 million under the second authorization. See Part II, Item 2 for details of shares repurchased during the nine months ended September 30, 2006. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2006 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations.
Off-Balance Sheet Arrangements:
     Viad does not have any “off-balance sheet” transactions or arrangements with unconsolidated special-purpose or other entities that would affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements and notes thereto.
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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year. As of September 30, 2006, Viad had recorded goodwill of $150.1 million and $36.5 million related to GES and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. As of September 30, 2006, Viad had intangible assets with indefinite lives of $5.2 million, which primarily consisted of a trademark intangible related to Exhibitgroup. The fair value of the trademark intangible is estimated based on expected future cash flows. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of September 30, 2006 and December 31, 2005, Viad had gross deferred tax assets of $63.0 million and $76.0 million, respectively. Viad does not have a valuation allowance related to deferred tax assets as management believes that recovery from future taxable income is more likely than not.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of September 30, 2006 and December 31, 2005, Viad had $15.9 million and $36.0 million, respectively, accrued for these exposures, which includes accrued interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $6.0 million (exclusive of any federal tax effects) could potentially be resolved or settled during the remainder of 2006 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes which may include amounts related to previously discontinued operations. During the three and nine months ended September 30, 2006, Viad recorded favorable tax settlements in continuing operations of $5.8 million and $10.0 million, respectively. These settlements resulted in a decrease to income tax expense. See Note 19 of notes to consolidated financial statements for a discussion of tax matters related to discontinued operations.
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
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $20.3 million as of September 30, 2006. Of this total, $14.4 million related to workers’ compensation liabilities and the remaining $5.9 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $12.5 million as of September 30, 2006, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $4.4 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively.
     Pension and other postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates making no contribution to its funded pension plans and contributing $550,000 to its unfunded pension plans in 2006, of which the Company has contributed $412,000 as of September 30, 2006.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute approximately $600,000 to the plans in 2006, of which the Company has contributed $425,000 as of September 30, 2006.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not affect Viad’s financial position or results of operations.
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
     FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Viad will adopt the provisions of FIN 48 on January 1, 2007. The Company is currently evaluating the potential impact of FIN 48 on Viad’s financial position and results of operations. Furthermore, the Company believes the adoption of FIN 48 could have a material impact on the amounts of current and deferred income tax assets and liabilities reported in Viad’s consolidated balance sheets. The cumulative effect of applying the provisions of FIN 48 will generally be reported as an adjustment to the opening balance of retained earnings in the fiscal year of adoption.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, Viad will adopt SFAS No. 157 on January 1, 2008. Viad has not yet determined if the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the over or underfunded status of a defined benefit pension plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The asset or liability to be recorded equals the difference between the fair value of the defined benefit plan’s assets and its benefit obligation. The recognition and disclosure provisions of SFAS No. 158 are effective in financial statements for years ending after December 15, 2006. Accordingly, Viad will adopt those provisions as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for its pension and other postretirement benefit plans. SFAS No. 158 will be applied on a prospective basis, however, had Viad applied the recognition provisions of SFAS No. 158 as of December 31, 2005, the Company would have recorded additional liabilities of $277,000 related to its defined benefit pension plans. In addition, Viad would have reduced its liabilities related to its other postretirement benefit plans by $810,000.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that companies should use both an income statement (rollover) approach and a balance sheet (iron curtain) approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach, including transition guidance for correcting errors existing in prior years. If prior year errors that had been previously considered immaterial (under a company’s prior approach) are now considered material based on the dual approach, the restatement of prior period financial statements is not required. Under those circumstances, a company would record a one-time transitional cumulative effect adjustment which would be reflected in the carrying amounts of assets and liabilities as of the beginning of the fiscal year of adoption with the offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, and is therefore effective for Viad as of December 31, 2006. Viad does not anticipate that the adoption of SAB 108 will affect its financial position or results of operations.
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
     Viad conducts its foreign operations primarily in Canada, and to a lesser extent in certain European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $29.7 million and $23.6 million as of September 30, 2006 and December 31, 2005, respectively. During the three months ended September 30, 2006, unrealized foreign currency translation losses of $117,000 were recorded in other comprehensive income and during the nine months ended September 30, 2006, $6.4 million of unrealized foreign currency translation gains were recorded. During the three and nine months ended September 30, 2005, unrealized foreign currency translation losses of $6.7 million and $3.7 million were recorded in other comprehensive income, respectively.

     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.89 and 0.83 for the three months ended September 30, 2006 and 2005, respectively. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the nine months ended September 30, 2006 and 2005 were 0.90 and 0.82, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations.
     Viad is also exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions and related accounts receivable denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes foreign currency forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of September 30, 2006, Viad had aggregate contracts to sell U.S. dollars of $3.6 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.11 (Canadian dollars per U.S. dollar), maturing on various dates through September 2007. As of September 30, 2006, the fair value of Viad’s forward exchange contracts was $4,000 and is included in the consolidated balance sheet under the caption “Other current assets.”
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2006, Viad had variable rate debt outstanding of $10.4 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. See Note 9 of notes to consolidated financial statements.
     Viad’s subsidiaries have exposure to changing fuel prices. Periodically, one of these subsidiaries enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of September 30, 2006, Viad had one fuel contract outstanding to purchase 42,000 gallons of diesel fuel at approximately $2.32 per gallon (plus applicable taxes) expiring October 2006.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2006, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. While recently Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar, future fluctuations in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2006 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the exercise of stock options or vesting of restricted stock or performance-based awards:
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid Per	Announced Plans	the Plans or
Period (1)	Purchased (#)	Share ($)	or Programs	Programs (2),(3)
August 2006	79,500	32.60	79,500	920,500

Total	79,500	32.60	79,500	920,500

(1)	Months with no share repurchases have been excluded from the table.
(2)	In July 2006, Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to one million shares of Viad common stock from time to time at prevailing prices in the open market.
(3)	Under authorization by the Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 3, 2006 (Date)	By /s/ G. Michael Latta G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)