Form 10-K
period 2006-12-31
VIAD CORP
filed 2007-03-01
CIK 884219

As filed with the Securities and Exchange Commission on March 1, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-11015

VIAD CORP
(Exact name of registrant as specified in its charter)

Delaware	36-1169950
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.	)
1850 North Central Avenue, Suite 800 Phoenix, Arizona	85004-4545
(Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code:
(602) 207-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.50 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☑      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐           Accelerated Filer ☑           Non-Accelerated Filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $647 million.

Registrant had 21,257,948 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the Proxy Statement for the Annual Meeting of Stockholders of Viad Corp to be held May 15, 2007 is incorporated by reference into Part III of this Annual Report.

(This page intentionally left blank)

(This page intentionally left blank)

PART I

Item 1.	Business.

Viad Corp (“Viad” or the “Company”) is comprised of several operating companies which constitute a diversified services business. Viad provides services that address the needs of exhibition organizers and exhibitors, as well as travel and recreation services in the United States and Canada. The Company’s businesses occupy leading positions in many of the markets in which they compete. They seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users, thereby being considered a value-added provider by Viad’s customers.

Viad’s services are classified into three reportable business segments: (1) GES Exposition Services, Inc. (“GES”), (2) Exhibitgroup/Giltspur, a division of Viad Corp (“Exhibitgroup”), and (3) Travel and Recreation Services provided by the Brewster Inc. and Glacier Park, Inc. business units. The reportable business segments have been defined in a manner consistent with Viad’s organizational structure, internal reporting, allocation of resources and operating decision-making. A description of each of Viad’s reportable business segments and recent developments relating to each is provided below.

Viad has no customer that comprises more than five percent of its revenues, nor does any Viad reporting segment have a customer comprising more than ten percent of that segment’s revenues.

Recent Business Development — Acquisition

On February 1, 2007, Viad, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, completed the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”). Melville is the leading exhibition services contractor in the United Kingdom and provides a full spectrum of organizer and exhibitor services including shell scheme, electrical and lighting services, display installation and design services and registration and lead retrieval services. The Melville companies are wholly-owned subsidiaries of GES Service Companies Limited which holds 100 percent of the voting equity of the Melville companies.

Viad Business Units

Viad is comprised of three operating groups which are leading competitors in the markets in which they compete. They include businesses that provide services that address the needs of exhibition and event organizers and exhibitors, as well as travel and recreation services.

GES

GES is one of North America’s leading service providers to exhibitions and events that facilitate face-to-face marketing. With a focus on assisting event organizers in all aspects of the preparation, installation and dismantling of an exhibition, convention or special event, GES services some of the most visible and influential events in the exhibition and event industry. In 2006, GES provided services for over 250,000 exhibitor customers, an estimated 2,000 exhibitions and hundreds of events and projects across North America.

GES provides these services through a network of offices in North America’s most active and popular meeting, exhibition and event destination markets. GES has full service operations in 16 U.S. cities and seven Canadian cities. The recent acquisition of Melville expands GES’s operations to the major exhibition facilities within the United Kingdom. Melville also provides GES a platform for the expansion of GES’s business into other international markets.

GES provides exhibition and event services such as designing, planning, managing, producing, installing and dismantling every aspect of an exhibition and event. Central to GES’s customer base are show organizers, comprised of for-profit show owners, not-for-profit trade associations, show management companies and corporations that plan and manage their own proprietary events. Under its agreements with show organizers, GES provides services to the show organizer itself and the show organizer agrees that GES is the exclusive provider of certain services to all exhibitors participating in the exhibition or event. Services provided to show organizers include: general management and planning; concept design; graphics and design; transportation, logistics and material handling services; furnishings and decorating; overhead rigging; cleaning and electrical distribution. Exclusive services provided to exhibitors typically include material handling services, overhead rigging, electrical distribution and cleaning. The services that GES provides to show organizers generally help the organizer provide the infrastructure necessary to service the attendees and exhibitors of the event and communicate the brand of the show, while the exclusive exhibitor services, which may vary from venue to venue, provide the exhibitors a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the show. In addition to the exclusive services, GES seeks to sell discretionary services to the exhibitors that participate in the exhibition or event. These discretionary services include: program management and on-site coordination for exhibitors; furnishings, carpeting and signage; logistics and shipping services; installation and dismantling; storage and refurbishing of exhibits.

As the official services contractor, GES prepares and sends an Exhibitor Manual to each exhibitor in advance of the show, either by mail, electronic distribution utilizing GES’s IntelliKitsm product, or by GES’s internet-based ordering system, GES Online. The Exhibitor Manual contains detailed descriptions of the exclusive and discretionary services offered by GES and order forms for those services. When GES is not the official services contractor, GES competes with the official services contractor and other specialized contractors to provide to exhibitors the discretionary services described above.

Exhibitgroup

Exhibitgroup is a face-to-face marketing services firm that specializes in exhibit program management and providing integrated exhibit services primarily for major domestic and international corporations. Custom exhibit design and construction is the primary line of business, with custom exhibits, designed from concept using state-of-the-art computer rendering programs, being its core product. Such exhibits vary in size, cost and complexity according to the client’s needs and budget — from carefully developed product showcases to more elaborately themed environments and interactive exhibits. Exhibitgroup’s design team also has the capacity to blend rental components into a client’s custom exhibit to create the desired marketing statement at a lower cost to the client. Some of Exhibitgroup’s exhibits are as large as 40,000 square feet, as high as two stories and may cost up to several million dollars. In addition to its U.S. operations, Exhibitgroup serves clients internationally through its operations in Canada, Germany and England and through partners in various other countries.

Exhibitgroup combines its core services with an ability to provide complete, one-stop shop exhibit program management services — services that meet a client’s long-term marketing needs and ensure the best handling of the client’s exhibit program. Exhibitgroup’s exhibit program services include: exhibit program management, logistics management, exhibit maintenance, installation and dismantling, show services, online ordering and e-services and marketing services.

Many of Exhibitgroup’s clients attend exhibitions in which GES is the official services contractor or at which GES offers discretionary services. In these instances, an Exhibitgroup client may engage the services of GES for services such as material handling, carpeting, furniture and similar on-site discretionary services. Because of the complexity of Exhibitgroup’s custom exhibits, many of Exhibitgroup’s clients are likely to use ExpoServices (Exhibitgroup’s wholly-owned installation and dismantling division) for installation and dismantle services.

Through its TL Horton Design group, which in February 2007 was re-branded as EG Retailsm in the United States and SDD Retailsm internationally, Exhibitgroup produces retail merchandising units, or kiosks, that are generally used in retail stores and shopping malls throughout the world. The design of the kiosks varies depending on the client’s budget and specific needs. All kiosks are designed to draw the attention of potential visitors or customers through a range of alternatives including product displays, entertainment using interactive electronics and information displays. This group offers clients complete turnkey services related to kiosks, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation.

Exhibitgroup’s experienced designers, global network of facilities, strategic alliances and innovative technology make Exhibitgroup a leader in its industry. Exhibitgroup has won over 69 design awards since 1997, including 36 prestigious “Best of Show” awards. These awards signify that, either in specific categories or on a general basis, a particular exhibit was chosen as the best at the exhibition by a panel of judges or show attendees.

Travel and Recreation Services

Travel and recreation services are provided by the Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”) business units.

Brewster.  Brewster is a major tourism service operator in Western Canada, delivering tourism products that include two world-class attractions, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations. Approximately 80 percent of Brewster’s annual revenues are earned in the second and third quarters. On January 1, 2007, Brewster Transport Company Limited and certain subsidiary entities were amalgamated to form Brewster Inc.

Brewster’s two attractions include the Banff Gondola and tours of the Columbia Icefield. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. Brewster also offers sightseeing tours of the Athabasca Glacier on the Columbia Icefield. Icefield customers ride in an “Ice Explorer,” a vehicle specially designed for glacier travel, that provides customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle.

Brewster’s transportation operations include charter motorcoach services, sightseeing and scheduled services and airport service. Brewster operates a modern fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia. In addition, Brewster provides year-round half- and full-day sightseeing tours from Calgary, Banff, Lake Louise and Jasper, Canada.

Brewster’s inbound package tour operations feature year-round independent package and group tours throughout Canada. These packages include motorcoach, rail, self-drive automobile, ski and winter touring and consist of both group and individual tours and may be custom designed at the time of booking.

Brewster also operates two hotels in Alberta: the Mount Royal Hotel, which is located in the heart of Banff, and the Columbia Icefield Chalet, which is located on the Icefield Parkway between Lake Louise and Jasper. The hotels principally cater to leisure travelers.

Each Brewster line of business has a different market profile, with customers who differ in terms of geographic origin and travel preferences. To deliver its products and services to the consumer, Brewster utilizes direct to the customer marketing strategies as well as a distribution channel network that includes tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations. Brewster’s major markets are Canada, the United Kingdom, the United States, Australia/New Zealand, Taiwan/China, Japan and other European countries.

Glacier Park.  Glacier Park operates four historic lodges and three 1960s-era motor inns in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park, and holds concession contracts generating approximately 80 percent of its revenue for services provided within the park’s borders. Glacier National Park and Waterton Lakes National Park encompass approximately 1.1 million acres of rugged wilderness and are best known for their spectacular scenery, hiking, glaciers and wildlife. Services provided by Glacier Park include lodging varying from hikers’ cabins to suites, food and beverage operations, retail operations and tour and transportation services. The tour operation utilizes a fleet of 33 authentic 1930s red touring buses that have rollback canvas tops. These well-known “reds” are used to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.

The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks typically host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, Glacier Park’s lodges and motor inns have an occupancy level of approximately 96 percent. During the “shoulder” months of June and September, occupancy is approximately 66 percent.

Individual travelers account for approximately 85 percent of Glacier Park’s customers, while tour groups account for the remaining 15 percent. Demographically, approximately 98 percent of Glacier Park’s guests come from the United States, with 20 percent to 24 percent from the Northwest and 10 percent to 12 percent from the Midwest.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for two one-year periods and now expires on December 31, 2007. The Park Service, in its sole discretion, may also extend Glacier Park’s concession contract for up to one additional year. When this contract ultimately expires, Glacier Park will either negotiate a new (or longer-term extended) concession contract or cease its concession services to the Park Service. If Glacier Park does negotiate a new or extended contract, possible terms would be for 10, 15 or 20 years, with 10 years being the most likely. If a new concessionaire is selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value.

Competition

GES and Exhibitgroup generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services. Most of the competitors of GES and Exhibitgroup are privately-held companies and thus limited information about these companies is available. Based on internal estimates, the Freeman Companies and Champion Exposition Services are the principal competitors of GES, and the Freeman Companies, The George P. Johnson Company and Derse are the principal competitors of Exhibitgroup. The operations of

Brewster and Glacier Park generally compete on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package-tour business, hotel and restaurant facilities and charter companies.

Intellectual Property

Viad owns a number of trademarks, patents and copyrights. The Viad companies own or have the right to many registered trademarks used in their various businesses, including, among others, GES®, GES Exposition Services®, GES Canadasm, BOOTHBUILDER®, ExhibitSelect®, GES at Your Service®, GES Servicenter®, GES National Servicentersm, HANG:RZ®, Trade Show Electrical®, Trade Show Rigging TSR®, Trade Show U GES Exposition Services®, TSE Trade Show Electrical & Design®, Exhibitgroup/Giltspur®, ExpoTech®, Exhibitgroup®, egXpresssm, eg@worksm, EMAX®, DEXZ®, WAM! The Wireless Ambassador® and LUMA2 & Design®. Some of the Company’s trademarks are also registered outside the United States, including Maxim®, Royal Glacier Tours®, Emax®, Exhibitgroup® and Giltspur®. United States trademark registrations are for a term of ten years, renewable every ten years as long as the trademarks are used in the regular course of trade.

Exhibitgroup owns a number of patents for exhibit technology and exhibit processes that are cumulatively important to its business and that it believes provide competitive advantages in the marketplace for designing and building exhibits. These include patents relating to modular furniture used in exhibits and displays, specialized lighting systems used for intensifying graphic imagery and other objects in exhibits, a multiple-panel display system and a space-saving modular structure for use in displays and exhibits. Exhibitgroup also owns ten design patents for its retail merchandising units (kiosks). United States patents are currently granted for a term of 20 years from the date a patent application is filed.

Although Viad believes that certain of its trademarks, patents and copyrights have substantial value, it does not believe that the loss of any of these patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations.

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

Employees

Viad’s businesses had approximately 3,620 employees as of December 31, 2006 as follows:

		Regular Full-Time
		Employees Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

GES	2,800	1,250
Exhibitgroup	510	150
Travel and Recreation Services	310	80

Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2007 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad had 53 employees at its corporate center as of December 31, 2006 providing management, financial and accounting, internal auditing, tax, administrative, human resources, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of seven non-employee directors and two employee directors and has an executive management team consisting of five Viad officers (including one of the employee directors) and three principal executives of significant operating divisions or companies.

Seasonality

Exhibition and event activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). Viad’s travel and recreation businesses experience peak activity during the summer months. Viad’s 2006 segment operating income, as a percentage of the full year’s segment operating income, was approximately 26 percent (first quarter), 39 percent (second quarter), 41 percent (third quarter) and minus six percent (fourth quarter). See “Risk Factors — Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors — Exhibition rotation may impact overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 22 and 26 of notes to consolidated financial statements.

Spin-off of MoneyGram International, Inc.

On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. For further discussion of this transaction, refer to Note 1 of notes to consolidated financial statements.

Upon completion of the MoneyGram spin-off, Viad effected a one-for-four reverse stock split of Viad’s common stock, whereby every four shares of Viad common stock became one share of Viad common stock. The one-for-four reverse stock split was approved at the annual Viad stockholders meeting in May 2004.

Financial Information about Restructuring Charges and Recoveries

Information regarding restructuring charges and recoveries is provided in Note 18 of notes to consolidated financial statements.

Financial Information about Segments

Business segment financial information is provided in Note 22 of notes to consolidated financial statements.

Financial Information about Geographic Areas

Geographic area financial information is provided in Note 22 of notes to consolidated financial statements.

Certifications of Viad’s CEO and CFO

The listing standards of the New York Stock Exchange (“NYSE”) require the chief executive officer of each listed company to submit to the NYSE within 30 days after the company’s annual stockholders meeting an “Annual CEO Certification” certifying that the chief executive officer is not aware of any violation by the company of the corporate governance listing standards of the NYSE. Viad held its annual stockholders meeting on May 16, 2006. Mr. Paul B. Dykstra, Chief Executive Officer of Viad, submitted a signed “Annual CEO Certification” to the NYSE on May 25, 2006.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of Viad are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report.

Available Information

Viad files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F. Street N.E., Washington, D.C. 20549 and on the SEC’s internet site at www.sec.gov. Information regarding the operation of the public reference section can be obtained by calling (800) SEC-0330.

Viad’s principal internet address is www.viad.com. Viad makes available free of charge on www.viad.com its annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes to, the SEC.

Viad maintains a corporate governance page on its website at www.viad.com/governance.htm, which includes key information about its corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, and Code of Ethics which are also available in print to any shareholder upon request.

Item 1A.	Risk Factors.

Because of the following, as well as other variables affecting Viad’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods:

Viad’s businesses and operating results are adversely affected by deterioration in general economic conditions.

Viad’s businesses are highly sensitive to fluctuations in general economic conditions and are impacted by increases and decreases in the cost of materials and operating supplies. Operating results for GES and Exhibitgroup depend largely on the number of exhibitions held and on the size of exhibitors’ marketing expenditures. These factors depend in part on the strengths or weaknesses of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease during periods of adverse economic conditions and increase when general economic conditions are positive.

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

The success of Viad’s businesses depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees or other travelers, to travel, which is in turn dependent upon their ability and willingness to find and use transportation alternatives and accommodations. As a result, factors adversely affecting the travel industry as a whole, and particularly the airline and hotel industries, generally also adversely affect Viad’s businesses and results of operations. Factors that could adversely affect the travel industry as a whole include high or rising fuel prices, increased security and passport requirements, weather conditions, airline accidents and international political instability and hostilities. Unexpected events of this nature in the future, or other events that may have an impact on the availability and pricing of air travel and accommodations, could materially adversely affect Viad’s businesses and results of operations.

The failure of a large customer to renew its services contract or the loss of business from convention facilities may adversely impact revenues.

Although no single customer accounts for more than ten percent of the revenue of any of Viad’s business segments, GES has a relatively small number of large exhibition show organizers and Exhibitgroup has a number of large customer accounts. The loss of any of these large customers may adversely affect results of operations.

In addition, GES’s revenues may be significantly impacted if certain convention facilities chose to in-source electrical, plumbing and other services that have represented revenue-generating opportunities for GES. When GES is hired as the official services contractor for an exhibition, the exhibition organizer contractually grants GES an exclusive right to perform these electrical and plumbing services, subject in each case to the convention facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many convention facilities are currently under financial pressure as a result of conditions generally affecting their industry, including an increased supply of convention space. As a result, some of these convention facilities may seek to in-source all or a large portion of these services. If a large number of facilities with which GES has these relationships seek to move these services in-house, GES’s revenues and operating results could be adversely affected.

Viad’s foreign operations are impacted by changes in foreign currency exchange rates.

Viad conducts its foreign operations primarily in Canada and in the United Kingdom, and to a lesser extent in certain other European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities.

In addition, for purposes of consolidation, the revenues, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. While recently Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar, future fluctuations in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results.

During 2006, approximately 75 percent of revenue and 86 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.

Viad’s key businesses are relationship driven.

The business activities of GES and Exhibitgroup are heavily focused on client relationships, and, specifically, on the close collaboration and interaction between teams from the client and GES or Exhibitgroup, as the case may be. This relationship requires the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important customers if a key member of the account team were to cease employment with the Company and take that customer to a competitor.

Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods.

GES generally reports higher revenues during the first and second quarters of each year. GES generally reports its lowest revenues in the fourth quarter and Exhibitgroup reports its lowest revenues in the third quarter. The travel and recreation businesses are also seasonal, experiencing peak activity during the second and third quarters — these quarters accounted for approximately 86 percent of the travel and recreation businesses’ 2006 revenues. Because of the seasonal nature of these businesses, adverse events or conditions occurring during peak periods could adversely affect the operating results of Viad’s businesses.

Exhibition rotation may impact overall profitability and makes comparisons between periods difficult.

The business activities of GES and Exhibitgroup are largely dependent upon the frequency, timing and location of exhibitions and events as certain large exhibitions are not held annually (they may be held once every two or three years or longer), and some large exhibitions may be held at a different time of year than when they have historically been held. In addition, the same exhibition may be held in different locations in different years.

The results of operations of GES and Exhibitgroup can fluctuate significantly as a result of this rotation. The rotation of exhibitions requires Viad to maintain a high degree of flexibility of resources (including personnel and equipment) and may result in a business generating lower margins in a given period if exhibitions shift to higher-cost cities. As a consequence of these factors, the operating results for these businesses may fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

Transportation disruptions could adversely affect Viad’s businesses and operating results.

GES and Exhibitgroup rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities and customer facilities. If they were unable to secure the services of these independent transportation carriers at favorable rates, it could have a materially adverse effect on these businesses and their results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a materially adverse effect on these businesses and operating results.

Union-represented labor creates an increased risk of work stoppages and higher labor costs.

A significant portion of Viad’s employees are unionized and Viad is party to over 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If labor negotiations were to force the Company to increase wages or benefits and thus increase total labor costs, the increased costs could either be absorbed (which would adversely affect operating margins) or passed on to the customers, which may lead customers to turn to other vendors in response to higher prices. In either event, Viad’s businesses and results of operations could be adversely affected.

Moreover, if the Company was unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or other work stoppage. In such a circumstance, Viad might be unable to find substitute workers with the necessary skills to perform many of the services, or may incur additional costs to do so which could adversely affect the Company’s businesses and results of operations.

Viad competes in competitive industries and increased competition could negatively impact operating results.

Viad competes in highly competitive industries. Competition in the exhibition and event services and exhibit design and construction services industries is on the basis of price and service level, among other things. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, Viad may be required to lower its prices and rates, thereby adversely affecting operating results. If Viad were unable to meet the challenges presented by the competitive environment, results of operations could be adversely affected.

Liabilities relating to prior and discontinued operations may adversely affect results of operations.

Viad and its predecessors have a corporate history spanning over seven decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food and fresh meats. Some of these businesses used raw materials that have been, and may continue to be, the subject of litigation. Moreover, some of the raw materials used and the waste produced by these businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification or warranty claims involving sold subsidiaries as well as from past operations of those of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover these future liabilities, results of operations could be materially affected if future events or proceedings contradict current assumptions, and reserves or insurance become inadequate.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Viad and its subsidiaries operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom and Germany. The following information summarizes Viad and its subsidiaries’ principal properties as of December 31, 2006.

Viad’s headquarters are located at 1850 North Central Avenue, Suite 800 in Phoenix, Arizona 85004-4545. Excluding space which is subleased to third parties, Viad leases approximately 49,500 square feet.

GES operates 19 offices and 23 multi-use facilities (manufacturing, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 882,000 square feet. Three of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for eight offices and seven multi-use facilities that are located in Canada. GES corporate headquarters are located in Las Vegas, Nevada.

Exhibitgroup operates eight offices and 19 multi-use facilities (manufacturing, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 476,000 square feet. All properties are leased and are located in the United States, except for one office located in Toronto, Canada, one office located in Sheffield, England and one multi-use facility located in Velbert, Germany. Exhibitgroup corporate headquarters are located in Roselle, Illinois.

Travel and Recreation Services operates two offices, nine retail stores, two bus terminals, four garages, an icefield tour facility, a gondola lift operation and nine hotels/lodges (with approximately 900 rooms and ancillary foodservice and recreational facilities). All of the facilities are in the United States or Canada. Four of the hotels/lodges are owned and the five other hotels/lodges are operated pursuant to concessionaire agreements. Two bus terminals and three garages are owned. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased.

Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.	Legal Proceedings.

Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2006 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Other.	Executive Officers of Registrant.

The names, ages and positions of the Executive Officers of Viad as of the filing of this Annual Report, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Paul B. Dykstra	45
President and Chief Executive Officer effective April 1, 2006. Previously Chief Operating Officer since January 2006; prior thereto, President and Chief Executive Officer of GES Exposition Services, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. since 1999; and prior thereto, Executive Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

John F. Jastrem	51
President and Chief Executive Officer of Exhibitgroup/Giltspur, a division of Viad, since October 2006; prior thereto, member of corporate staff of Diversified Agency Services, a division of Omnicom Group Inc., since 2005; prior thereto, President of The Marketing Arm, a subsidiary of Omnicom, since 2004; and prior thereto, CEO of Rapp Collins Worldwide, LP (Dallas), a subsidiary of Omnicom, since 1998.

Ellen M. Ingersoll	42
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

G. Michael Latta	44
Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

David G. Morrison	58
President and Chief Executive Officer of Brewster Inc., a subsidiary of Viad, since 1980; prior thereto, Vice President and General Manager and Vice President-Administration and Controller from 1977; and prior thereto, Controller from 1975.

		Business Experience During the Past
Name	Age	Five Years and Other Information

Suzanne Pearl	44
Vice President-Human Resources since September 2000; prior thereto, Executive Director, Compensation from 1998; prior thereto, Manager, Executive Compensation from 1993; and prior thereto, held other positions since joining the Company in 1988.

Kevin M. Rabbitt	35
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

Scott E. Sayre	60
Vice President, General Counsel and Secretary since September 2000; prior thereto, Assistant General Counsel and Secretary from 1997; prior thereto, Assistant General Counsel from 1992; and prior thereto, held other positions since joining the Company in 1979.

The term of office of the Executive Officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 15, 2007.

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

The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, Cincinnati, Pacific and Philadelphia Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2006		2005
	High	Low	High	Low

First Quarter	$34.30	$27.96	$28.92	$26.13
Second Quarter	$34.88	$28.86	$29.71	$25.04
Third Quarter	$36.35	$28.65	$32.18	$26.21
Fourth Quarter	$41.47	$35.18	$32.00	$25.38

DIVIDENDS DECLARED ON COMMON STOCK

	2006	2005

February	$0.04	$0.04
May	0.04	0.04
August	0.04	0.04
November	0.04	—
December	—	0.04

Total	$0.16	$0.16

Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October.

As of January 31, 2007, there were 10,434 stockholders of record of Viad’s “new” common stock following the one-for-four reverse stock split in June 2004. There also were 4,726 stockholders of record as of January 31, 2007 that had not converted pre-split common stock of Viad into the new, post-split common stock. Accordingly, there were a total of 15,160 stockholders of record as of January 31, 2007.

For information regarding security ownership of certain beneficial owners and management and related stockholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing, for the five year period ended December 31, 2006, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap Diversified Commercial and Professional Services Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.

The graph below assumes $100 was invested on December 31, 2001 in Viad common stock, Standard & Poor’s SmallCap Diversified Commercial and Professional Services Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends, including Viad’s distribution to shareholders of MoneyGram common stock on June 30, 2004 as part of the spin-off of MoneyGram. For purposes of this graph, the MoneyGram distribution was treated as a non-taxable cash dividend that was converted into additional Viad shares at the close of business on July 1, 2004. To calculate the cumulative total shareholder return and provide comparability over all five years shown on the graph below, the number of shares of Viad common stock outstanding and per share data for all years reported in the graph below have been adjusted to reflect the one-for-four reverse stock split effective on July 1, 2004, which occurred immediately after the MoneyGram spin-off.

Comparison of Five-Year Cumulative Total Return
(Includes cash value of June 30, 2004 MoneyGram spin-off
dividend and reflects July 1, 2004 one-for-four reverse stock split)

	Year ended December 31,
	2001	2002	2003	2004	2005	2006

Viad Corp	$100.00	$95.77	$108.83	$125.18	$129.04	$178.82
S&P 500	$100.00	$77.89	$100.19	$111.01	$116.35	$134.54
Russell 2000	$100.00	$79.53	$117.11	$138.64	$144.98	$171.59
S&P SmallCap 600	$100.00	$85.37	$118.47	$145.31	$156.46	$180.06
S&P SmallCap Div. Comm. and Prof. Services	$100.00	$106.75	$136.63	$156.00	$156.35	$192.65

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the fourth quarter of 2006 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
				Approximate Dollar
	Total Number		Total Number of Shares	Value) of Shares that
	of Shares	Average Price	Purchased as Part of	May Yet Be Purchased
	Purchased	Paid Per	Publicly Announced Plans	Under the Plans or
Period	(#)	Share($)	or Programs	Programs (1),(2)

October 2006	117	36.72	—	920,500
November 2006	306,807	37.25	306,000	614,500
December 2006	91,000	39.69	91,000	523,500

Total	397,924	37.80	397,000	523,500

(1)	In February 2006, Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to one million shares of Viad common stock from time to time at prevailing prices in the open market. These repurchases were completed by June 30, 2006. In July 2006, Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to one million shares of Viad common stock from time to time at prevailing prices in the open market.

(2)	Under authorization by its Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing stock issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.

(This page intentionally left blank)

Item 6.	Selected Financial Data.

VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Statement of Operations Data
Revenues:
Convention show services	$612,598	$560,858	$535,527	$521,433	$568,301
Exhibit design and construction	164,173	191,463	182,670	195,832	217,932
Travel and recreation services	79,260	73,933	67,460	53,203	58,253

Total revenues	$856,031	$826,254	$785,657	$770,468	$844,486

Income (loss) from continuing operations(1)	$51,325	$36,514	$(58,329)	$21,091	$8,395
Income from discontinued operations, net of tax(2)	12,229	1,240	2,327	–	–
Change in accounting principle, net of tax(3)	–	–	–	–	(37,739)

Net income (loss)	$63,554	$37,754	$(56,002)	$21,091	$(29,344)

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations(1)	$2.35	$1.64	$(2.68)	$0.97	$0.39
Income from discontinued operations, net of tax(2)	0.56	0.06	0.10	–	–
Change in accounting principle, net of tax(3)	–	–	–	–	(1.74)

Net income (loss) per common share	$2.91	$1.70	$(2.58)	$0.97	$(1.35)

Weighted-average outstanding and potentially dilutive common shares	21,805	22,253	21,741	21,654	21,679

Basic Income (Loss) per Common Share
Income (loss) from continuing operations(1)	$2.41	$1.65	$(2.68)	$0.98	$0.39
Income from discontinued operations, net of tax(2)	0.57	0.06	0.10	–	–
Change in accounting principle, net of tax(3)	–	–	–	–	(1.75)

Net income (loss) per common share	$2.98	$1.71	$(2.58)	$0.98	$(1.36)

Weighted-average outstanding common shares	21,333	22,070	21,741	21,555	21,544

Dividends declared per common share	$0.16	$0.16	$0.08	$–	$–

Balance Sheet Data at Year-End
Total assets	$672,564	$685,690	$658,432	$682,096	$673,356
Total debt and capital lease obligations(4)	15,042	17,352	21,054	50,092	66,778
Common stock and other equity	429,923	396,969	346,505	333,871	266,163
Other Data
Adjusted EBITDA(5)	$85,820	$77,350	$61,353	$63,873	$47,083

(1)	Includes restructuring charges and recoveries (after-tax) of $122,000 income, or $0.01 per diluted share, in 2006; $438,000 income, or $0.02 per diluted share, in 2005; $763,000 expense, or $0.04 per diluted share, in 2004; $3.0 million income, or $0.14 per diluted share, in 2003; and $12.1 million expense, or $0.56 per diluted share, in 2002. Also includes net impairment losses (after-tax) of $2.1 million, or $0.10 per diluted share, in 2006; $508,000, or $0.02 per diluted share, in 2005; and $81.6 million, or $3.75 per diluted share, in 2004. Also includes gains on sale of corporate assets (after-tax) of $2.2 million, or $0.10 per diluted share, in 2006. See Notes 3, 4 and 18 of notes to consolidated financial statements for further explanation.

(2)	Viad recorded income from discontinued operations of $4.8 million, $1.2 million and $2.3 million in 2006, 2005 and 2004, respectively, primarily related to the favorable resolution of tax and other matters related to previously sold operations. 2006 also includes income of $7.4 million (after-tax) relating to the expiration of product warranty liabilities associated with a previously sold manufacturing operation.

(3)	In adopting SFAS No. 142 in 2002, Viad completed the transitional impairment test of goodwill and recorded a transitional impairment loss of $37.7 million (after-tax) related to goodwill at Exhibitgroup/Giltspur.

(4)	Includes long-term debt prior to the spin-off of MoneyGram based on the prorated level of debt (other than debt related to employee benefit plans) estimated to be owed by Viad immediately following the spin-off of MoneyGram.

(5)	Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. Adjusted EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of “Non-GAAP Measure.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview:

Viad Corp (“Viad” or the “Company”) operates in three reportable business segments as follows:

GES − GES Exposition Services, Inc. (“GES”) and its affiliates provide exhibition and event services throughout North America consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’s customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation, material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling. With the acquisition of Melville Exhibition and Event Services Limited and its affiliated company, Corporate Technical Services Limited, (collectively “Melville”) in February 2007, GES expands its operations to the major exhibition facilities in the United Kingdom. Melville also provides GES a platform for expansion of GES’s business into other international markets.

Exhibitgroup − Exhibitgroup/Giltspur (“Exhibitgroup”) and its affiliates specialize in the custom design, construction, installation and warehousing of exhibition and event exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup offers exhibit design and construction and exhibit program management services for clients in varied industries that participate in exhibitions, corporate and specialty events, road shows and other “face-to-face” marketing. Exhibitgroup also refurbishes and leases exhibits, designs and builds kiosks and permanent displays, and provides exhibit transportation, installation, dismantling and warehousing services.

Travel and Recreation Services − Brewster Inc. (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.

The following 2006 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

  Viad Corp (Consolidated)

−	Total revenues of $856.0 million, an increase of 3.6 percent over 2005 revenues

−	Net income of $63.6 million compared to $37.8 million in 2005

−	Diluted net income per share of $2.91 compared to $1.70 in 2005

−	Viad recorded a non-cash impairment loss of $4.6 million relating to the write-off of the remaining book value of the trademark intangible asset at Exhibitgroup

−	Viad recorded recoveries of $1.8 million related to property claims associated with Hurricane Katrina. In addition, Viad received a settlement of its business interruption insurance claim of $1.7 million

−	$13.2 million was recorded in continuing operations in 2006 related to the favorable resolution of tax matters as compared to $4.7 million in 2005

−	Income from discontinued operations of $4.8 million in 2006 resulted primarily from the favorable resolution of tax and other matters related to previously sold operations compared to $1.2 million in 2005. Income from discontinued operations also includes income of $7.4 million (after-tax) in 2006 relating to the expiration of product warranty liabilities associated with a previously sold manufacturing operation

−	Cash and cash equivalents were $178.1 million as of December 31, 2006

−	Debt was $15.0 million as of December 31, 2006

−	The remaining 50 percent interest in the Company’s corporate aircraft and certain related equipment was sold for $10.0 million in cash, resulting in a gain of $1.7 million

−	Viad sold certain undeveloped land for $2.9 million in cash, resulting in a gain of $1.7 million

−	Viad repurchased 1,476,500 shares of its common stock for $49.4 million

  GES

−	Revenues of $623.1 million, an increase of 9.7 percent over 2005 revenues

−	Segment operating income of $48.1 million, an increase of 10.3 percent over 2005 segment operating income

  Exhibitgroup

−	Revenues of $153.7 million, a decrease of 16.6 percent over 2005 revenues

−	Segment operating loss of $3.5 million compared to segment operating income in 2005 of $511,000

  Travel and Recreation Services

−	Revenues of $79.3 million, an increase of 7.2 percent over 2005 revenues

−	Segment operating income of $22.7 million, an increase of 12.8 percent over 2005 segment operating income

Non-GAAP Measure:

The following discussion includes a presentation of Adjusted EBITDA, which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Adjusted EBITDA is also used by management to assess Viad’s ability to service debt, fund capital expenditures and finance growth. The presentation of Adjusted EBITDA is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. This non-GAAP measure should be considered in addition to, but not as a substitute for, other measures of financial performance and liquidity reported in accordance with GAAP.

Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to this non-GAAP measure is net income. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses or recoveries, and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider the above items, a user of Viad’s financial information should consider net income as an important measure of financial performance because it provides a more complete measure of the Company’s performance.

A reconciliation of Adjusted EBITDA to net income (loss) is as follows:

	2006	2005	2004
	(in thousands)

Adjusted EBITDA	$85,820	$77,350	$61,353
Impairment losses, net	(3,396)	(843)	(88,699)
Interest expense	(1,559)	(2,554)	(2,267)
Income tax expense	(9,736)	(15,326)	(5,346)
Depreciation and amortization	(19,804)	(22,113)	(23,370)
Income from discontinued operations, net of tax	12,229	1,240	2,327

Net income (loss)	$63,554	$37,754	$(56,002)

The increase in Adjusted EBITDA of $8.5 million from 2005 compared to 2006 was primarily driven by favorable operating income at GES and the Travel and Recreation Services businesses, as well as by higher interest income. This was partially offset by unfavorable operating results at Exhibitgroup. The increase in Adjusted EBITDA of $16.0 million from 2004 compared to 2005 was driven by favorable operating income at Exhibitgroup as well as by higher interest income and favorable restructuring and corporate costs.

Results of Operations:

2006 vs. 2005:

Revenues for 2006 increased 3.6 percent to $856.0 million from $826.3 million in 2005. The increase was a result of strong growth at GES and solid performance by the travel and recreation businesses. Income before income taxes and minority interests was $61.6 million for 2006 compared to $52.4 million for 2005. Income from continuing operations for 2006 was $51.3 million, or $2.35 per diluted share, up from $36.5 million, or $1.64 per diluted share, in 2005. During 2006, Viad recorded an intangible asset impairment loss of $4.6 million ($2.8 million after-tax) related to the write-off of the remaining book value of the trademark intangible asset at Exhibitgroup. Viad recorded net impairment recoveries of $1.2 million ($705,000 after-tax) in 2006 related to insurance recoveries of $1.8 million relating to assets that were damaged as a result of Hurricane Katrina partially offset by an impairment loss of $600,000 related to the reduction in value of a non-core asset. In 2005, Viad recorded impairment losses of $843,000 ($508,000 after-tax) related to assets that were damaged as a result of Hurricane Katrina. The increase in income from continuing operations was largely due to tax benefits of $13.2 million (versus $4.7 million in 2005) related to the favorable resolution of tax matters, an increase in net interest income, improved operating results and gains from the sale of corporate assets. The increase in net impairment losses partially offset these favorable items.

Net income for 2006 was $63.6 million, or $2.91 per diluted share, compared to $37.8 million, or $1.70 per diluted share, for 2005. Net income for 2006 includes income from discontinued operations of $12.2 million, or $0.56 per diluted share, consisting of $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $4.8 million primarily related to the favorable resolution of tax and other matters related to previously sold operations. Net income for 2005 includes income from discontinued operations of $1.2 million, or $0.06 per diluted share, also relating to the favorable resolution of tax and other matters related to previously sold operations.

GES. Revenues for GES were $623.1 million for 2006, an increase of 9.7 percent from the 2005 amount of $568.0 million. The increase was primarily due to strong same-show growth, an increase in exhibitor discretionary revenue and continued growth in the exhibition and event industry. Base same-show growth, which is revenue growth generated from shows that occur in the same city and same quarter each year, was 9.2 percent as compared to 6.8 percent in 2005.

Segment operating income increased 10.3 percent to $48.1 million in 2006 from $43.6 million in 2005, primarily as a result of the revenue increase. Operating margins were 7.7 percent in both years. As compared to 2005, GES’s 2006 operating results reflect higher costs for performance-based incentives, as GES was successful in achieving strong growth over 2005, and for headcount that was added to drive the revenue growth and improved profitability in GES’s shows throughout 2006. In addition, Viad received $1.7 million related to the final settlement of its GES business interruption insurance claim resulting from Hurricane Katrina, which was recorded in GES’s 2006 operating income. Certain claims related to Exhibitgroup remain pending with Viad’s insurance carriers and the amounts of recoveries related to Exhibitgroup, if any, remain uncertain.

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

Material handling revenue, a key driver in the official services contractor business model, can be affected by the weight of exhibits and products that are brought onto the show floor. In prior years, GES experienced pressure on material handling margins due to a trend toward lighter-weight exhibits and fewer products. While this trend does not appear to have reversed, GES has experienced a stabilization of material handling revenue relative to 2005. Increases or decreases in the mix of material handling revenue could affect future operating margins. Management continues to emphasize cost containment and productivity improvements, as well as revenue growth through service enhancements, greater market penetration into exhibitor discretionary spending, and the introduction of new products and technology. Management will also continue its petroleum surcharge program and pursue other targeted price increases.

GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, approximately one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.

Exhibitgroup. Revenue for Exhibitgroup was $153.7 million for 2006, a decrease of 16.6 percent from the 2005 amount of $184.3 million. Segment operating loss for 2006 was $3.5 million versus segment operating income of $511,000 in 2005. The decreases resulted primarily from the loss of revenue from certain clients who were not re-signed and from existing client spending in 2005 that did not recur in 2006. Exhibitgroup did not realize revenue growth from other clients that was sufficient to offset these negative factors. Operating results for 2005 include $3.8 million in legal fees (net of $1.0 million in recoveries) incurred to protect intellectual property rights in Exhibitgroup’s kiosk business. Exhibitgroup’s 2005 operating results also reflected higher costs for performance-based incentives as compared to 2006. Exhibitgroup did not achieve its performance objectives in 2006, but did in 2005.

Many large corporate clients continue to reuse or refurbish existing exhibits rather than place orders for new construction. The mix of construction revenue (including kiosk construction) in 2006 as compared to 2005 remained in the range of 20 to 30 percent of Exhibitgroup’s total revenue, well below the historical norms of 40 to 45 percent. With the decline in overall revenue, the decline in exhibit construction revenue has led to excess production capacity at Exhibitgroup’s manufacturing locations. The overall capacity utilization has declined from 2005 to 2006. Management is currently evaluating Exhibitgroup’s sales and production processes, as well as the organizational and cost structure of the business.

Visibility over future revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. In response to a challenging exhibit market, management is focused on repositioning Exhibitgroup as a marketing services firm to capture a greater share of clients’ marketing budgets by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as cost control and productivity enhancements in order to improve profitability in future years. Management expects operating results to decline in 2007 as a result of costs associated with the initiatives to reposition Exhibitgroup for future growth.

Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $79.3 million for 2006, an increase of 7.2 percent from $73.9 million in 2005. Segment operating income was $22.7 million for 2006, an increase of 12.8 percent from $20.1 million for 2005. Operating margins increased to 28.6 percent for 2006 from 27.2 percent in 2005. As discussed below, results in this segment were favorably impacted by exchange rates during 2006. In addition, Brewster saw growth in passenger volume at the Banff Gondola, an increase in occupancy at the Mount Royal Hotel and increased revenue per passenger at its Columbia Icefield attraction. Additionally, Glacier Park saw strong occupancy at its inns and lodges and an increase in room revenue during 2006.

During 2006, approximately 75 percent of revenue and 86 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.

The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.90 and 0.82 for 2006 and 2005, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for two one-year periods and now expires on December 31, 2007. The Park Service, in its sole discretion, may also extend Glacier Park’s concession contract for up to one additional year. When this contract ultimately expires, Glacier Park will either negotiate a new (or longer-term extended) concession contract or cease its concession services to the Park Service. If Glacier Park does negotiate a new or extended contract, possible terms would be for 10, 15 or 20 years, with 10 years being the most likely. If a new concessionaire is selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated 19 percent of Travel and Recreation Services’ full year 2006 operating income.

Corporate Activities. Corporate activities expense decreased $703,000 from 2005 to 2006. This decrease was primarily related to a reduction in travel related costs, certain insurance related costs and other administrative costs, partially offset by an increase in share-based compensation expense and a decrease in interim services expense reimbursements from MoneyGram International, Inc. (“MoneyGram”), a former subsidiary of Viad that was spun-off in 2004.

Gains on Sale of Corporate Assets. In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash resulting in no gain or loss in connection with the transaction. In January 2006, Viad sold its remaining 50 percent interest in the aircraft along with related equipment to MoneyGram for $10.0 million, resulting in a gain of $1.7 million. Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million to an unrelated third party, resulting in a gain of $1.7 million.

Net Interest Income. Net interest income of $6.4 million for 2006 increased from $1.4 million for 2005. The increase was due to higher average cash and cash equivalent balances and higher yields on those balances in 2006 as compared to 2005.

Income Taxes. The effective tax rate on income before income taxes and minority interests for 2006 was 15.8 percent compared to 29.2 percent for 2005. The relatively low effective tax rates compared to the statutory rate were primarily attributable to the favorable resolution of tax matters totaling of $13.2 million and $4.7 million in 2006 and 2005, respectively.

2005 vs. 2004:

Revenues for 2005 increased 5.2 percent to $826.3 million from $785.7 million in 2004. Growth in GES’s exhibitor discretionary revenue and continued improvement in the exhibition and event industry as well as increases in the Travel and Recreation Services segment contributed to the increase. Income before income taxes and minority interests was $52.4 million for 2005 compared with a loss before income taxes and minority interests of $52.1 million for 2004. Income from continuing operations for 2005 was $36.5 million, or $1.64 per diluted share, up from a loss of $58.3 million, or $2.68 per diluted share, in 2004. During 2005, Viad recorded asset impairment and related losses of $843,000 ($508,000 after-tax) related to damage caused by Hurricane Katrina to GES’s New Orleans facility. In 2004, the Company recorded an impairment charge of $80.4 million ($76.6 million after-tax) representing the entire carrying amount of Exhibitgroup’s goodwill and a charge of $8.3 million ($5.0 million after-tax) representing a partial write-down of the trademark intangible asset at Exhibitgroup. Excluding these items, the increase in income from continuing operations was primarily driven by improved operating income at Exhibitgroup, and to a lesser extent, an increase in net interest income combined with favorable restructuring costs and lower corporate activities costs. In addition, Viad recorded tax benefits of $4.7 million in continuing operations in 2005 related to the favorable resolution of tax matters as compared to $2.4 million in 2004.

Net income for 2005 was $37.8 million, or $1.70 per diluted share, compared to a net loss of $56.0 million, or $2.58 per diluted share, for 2004. Net income for 2005 includes income from discontinued operations of $1.2 million, or $0.06 per diluted share, primarily related to the favorable resolution of tax and other matters related to previously sold operations, compared to $2.3 million in 2004, or $0.10 per diluted share.

GES. Revenues for GES were $568.0 million for 2005, an increase of 5.2 percent from the 2004 amount of $540.1 million. The increase was primarily due to a 6.8 percent increase in base same-show growth over 2004, which is revenue growth generated from shows that occur in the same city and same quarter each year. This growth was attributed to continued improvement in the exhibition and event industry and to increased efforts of the Products and Services group, which provides discretionary services to exhibitors.

Segment operating income increased slightly to $43.6 million in 2005 from $43.3 million in 2004. Operating margins decreased to 7.7 percent in 2005 from 8.0 percent in 2004 as a result of the change in revenue mix from material handling revenue to exhibitor discretionary revenue. Exhibitors were using lighter weight exhibits and brought fewer products to the show floor, which put pressure on higher-margin material handling revenue. Higher petroleum costs and the disruption of exhibition activity caused by Hurricane Katrina also had a negative impact on GES’s 2005 operating margins. During the third quarter of 2005, Viad recorded asset impairment and related losses of $843,000 ($508,000 after-tax) related to damage caused by Hurricane Katrina to GES’s New Orleans facility. GES’s New Orleans operation has historically generated less than five percent of its annual revenue and at the time of the hurricane, GES had already realized a majority of the 2005 revenue budgeted for New Orleans.

Exhibitgroup. Revenue for Exhibitgroup was $184.3 million for 2005, an increase of 3.5 percent from the 2004 amount of $178.1 million. Segment operating income for 2005 was $511,000 versus a segment operating loss of $9.6 million in 2004. Operating results for 2005 include $3.8 million in legal fees (net of $1.0 million in recoveries) incurred to protect intellectual property rights in Exhibitgroup’s kiosk business. Despite these costs, there was significant improvement in operating results due to management’s continued focus on initiatives to increase sales and gross margins and to drive cost savings, process and quality service improvements. Exhibitgroup’s 2005 operating results also benefited somewhat from a slight improvement in the mix of construction revenue, particularly in the third and fourth quarters.

While the mix of construction revenue (including kiosk construction) improved slightly in 2005 as compared to 2004, it remained in the range of 20 to 30 percent of Exhibitgroup’s total revenue. This range was well below the historical norms of 40 to 45 percent, as many exhibitors continued to reuse or refurbish existing exhibits rather than place orders for new construction.

Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $73.9 million for 2005, an increase of 9.6 percent from $67.5 million in 2004 mostly related to favorable exchange rates as discussed below. The improvement was also due to increased occupancy at Brewster’s Mount Royal Hotel and at Glacier Park’s inns and lodges, as well as a 5.4 percent increase in passenger volume at the Banff Gondola. Segment operating income was $20.1 million for 2005, compared with $19.8 million for 2004. Operating margins decreased to 27.2 percent for 2005 from 29.3 percent in 2004 due to higher fuel costs and certain maintenance expenses.

During 2005, approximately 74 percent of revenue and 84 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.

The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.82 and 0.75 for 2005 and 2004, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

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

Income Taxes. The effective tax rate on income before income taxes and minority interests for 2005 was 29.2 percent compared to a tax benefit of 10.3 percent for 2004. The relatively low effective tax rate in 2005 compared to the statutory rate was primarily attributable to the favorable resolution of tax matters of $4.7 million. The rate in 2004 was impacted by the goodwill and intangible asset write-offs during the year and the favorable resolution of tax matters of $2.4 million.

Liquidity and Capital Resources:

Cash and cash equivalents were $178.1 million as of December 31, 2006 as compared to $152.6 million as of December 31, 2005, with the increase primarily due to cash flow from operations and the proceeds from the Company’s sale of 50 percent of its corporate aircraft and the sale of certain undeveloped land as discussed below, partially offset by share repurchases. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months. In February 2007, Viad completed the acquisition of Melville for $34.4 million in cash.

Viad’s total debt as of December 31, 2006 was $15.0 million compared with $17.4 million as of December 31, 2005. The debt-to-capital ratio was 0.033 to 1 as of December 31, 2006 compared with 0.041 to 1 as of December 31, 2005. Capital is defined as total debt plus minority interests and common stock and other equity.

Effective June 15, 2006, Viad amended and restated its $150 million secured revolving credit agreement dated June 30, 2004. The term of the amended and restated revolving credit agreement (the “Credit Facility”) is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The Credit Facility may be increased up to an additional $75 million under certain circumstances. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of December 31, 2006, Viad had an outstanding borrowing of $10.2 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2006, Viad was in compliance with all covenants.

In May 2006, Viad repaid its 10.5 percent subordinated debentures of $1.3 million pursuant to their scheduled maturity.

Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

Capital expenditures for 2006 totaled $20.1 million and primarily related to certain information systems and related costs, manufacturing and other equipment, and leasehold improvements. Capital expenditures for 2005 totaled $20.0 million and primarily related to the purchase of new buses at Brewster, certain leasehold improvements, information systems and related costs, and manufacturing and other equipment.

In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash resulting in no gain or loss in connection with the transaction. In January 2006, Viad sold its remaining 50 percent interest in the aircraft along with related equipment to MoneyGram for $10.0 million, resulting in a gain of approximately $1.7 million.

Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million to an unrelated third party, resulting in a gain of approximately $1.7 million.

Viad authorized a stock repurchase program in 1998 for the purpose of replacing common stock issued upon exercise of stock options and in connection with other stock compensation plans, with the intended effect of reducing dilution caused by the issuance of these shares of Viad common stock. This program was on hold for most of 2003 and all of 2004, 2005 and 2006.

In February 2006 and again in July 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares (for a total of two million shares) of the Company’s common stock from time to time at prevailing prices in the open market. As of December 31, 2006, Viad had repurchased 1,476,500 common shares for $49.4 million under these authorizations. Subsequent to December 31, 2006 and prior to the filing of this Annual Report, Viad repurchased an additional 276,300 shares for $10.5 million. See Part II, Item 5 for details of shares repurchased during the fourth quarter of 2006.

The following table presents Viad’s contractual obligations as of December 31, 2006:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Long-term debt, including current portion	$10,193	$1,000	$2,000	$7,193	$ −
Capital lease obligations	4,849	1,099	1,815	1,326	609
Operating leases	99,478	24,536	37,969	20,216	16,757
Estimated interest payments(1)	894	283	407	184	20
Pension and other postretirement benefits(2)	29,922	3,029	6,120	5,937	14,836
Purchase obligations(3)	10,832	9,030	1,337	465	−
Preferred stock redemption liability(4)	116	116	−	−	−

Total contractual cash obligations	$156,284	$39,093	$49,648	$35,321	$32,222

(1)	Interest payments on capital lease obligations only. Interest payments on variable rate debt (the Credit Facility, as described in Note 11 of notes to consolidated financial statements) is indexed to LIBOR and is excluded from the table.

(2)	Estimated contributions related to multi-employer benefit plans are excluded from the table above. See Note 17 of notes to consolidated financial statements for disclosures regarding those obligations.

(3)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Also included are multi-year utility contracts for which the minimum requirements contained in the contracts are included in the table.

(4)	Represents remaining amount to be redeemed per Viad’s notice of redemption to the holders of the Company’s $4.75 mandatorily redeemable preferred stock undertaken in connection with the completion of the MoneyGram spin-off.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2006 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

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

Off-Balance Sheet Arrangements:

Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements. See Notes 6, 19 and 20 of notes to consolidated financial statements.

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

Goodwill and other intangible assets − Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year. As of December 31, 2006, Viad had recorded goodwill of $149.5 million and $34.7 million related to GES and Travel and Recreation Services, respectively. During 2004, Viad recorded an impairment loss of $80.4 million representing the entire carrying amount of goodwill at Exhibitgroup.

Viad also performs annual impairment testing of its intangible assets not subject to amortization. In 2004, Viad recorded an aggregate impairment charge of $8.3 million related to the trademark intangible at Exhibitgroup. The fair value of the trademark intangible was estimated based on expected future cash flows. In the fourth quarter of 2006, Viad re-examined the value of that trademark and recorded an additional impairment charge of $4.6 million to write off the remaining book value. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year. See Notes 3 and 9 of notes to consolidated financial statements for further disclosures regarding Viad’s goodwill and other intangible assets.

Income taxes − Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which it operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2006 and 2005, Viad had gross deferred tax assets of $59.6 million and $76.0 million, respectively. In 2006, Viad recorded a valuation allowance of $325,000 related to certain state deferred tax assets at Exhibitgroup. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more likely than not. See Note 16 of notes to consolidated financial statements.

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of December 31, 2006 and 2005, Viad had $9.6 million and $36.0 million, respectively, accrued for these exposures, which includes accrued interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements, or determines that reserves are no longer needed, due to a lapse of the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $7.4 million (exclusive of any federal tax effects) could potentially be resolved or settled during 2007 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes which may include amounts related to previously discontinued operations. During the years ended December 31, 2006, 2005 and 2004, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $13.2 million, $4.7 million and $2.4 million, respectively. These settlements resulted in a decrease to income tax expense. See Note 24 of notes to consolidated financial statements for a discussion of tax matters related to discontinued operations.

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

In the first quarter of 2007, Viad will adopt the provisions of FIN 48 related to accounting for uncertain tax positions. The adoption of FIN 48 could have a material effect on the amounts accrued related to Viad’s tax audit exposures. See “Impact of Recent Accounting Pronouncements” for further discussion.

Insurance liabilities − Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $20.0 million as of December 31, 2006. Of this total, $15.2 million related to workers’ compensation liabilities and the remaining $4.8 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $11.9 million as of December 31, 2006, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.1 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively.

Pension and other postretirement benefits − Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $616,000 to its funded pension plans and $545,000 to its unfunded pension plans in 2007.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2007.

The assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation for post-age 65 plan participants was eight percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan participants, the assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation was seven percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2005 accumulated postretirement benefit obligation was nine percent in the year 2005, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $1.7 million and the total of service and interest cost components by approximately $127,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $1.5 million and the total of service and interest cost components by approximately $121,000.

The weighted-average discount rate used to determine pension and other postretirement benefit obligations as of December 31, 2006 and 2005 were both 5.50 percent. The weighted-average discount rates used to determine net periodic benefit cost for the years ended December 31, 2006 and 2005 were 5.50 percent and 5.75 percent, respectively. The discount rate used in determining future pension and other postretirement benefit obligations is based on rates determined by actuarial analysis and management review, and reflects the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. The expected return on plan assets used to determine net periodic pension benefit cost for the years ended December 31, 2006 and 2005 were 8.25 percent and 8.50 percent, respectively. The expected return on plan assets used to determine net periodic other postretirement benefit cost for the years ended December 31, 2006 and 2005 were both 3.75 percent. See Note 17 of notes to consolidated financial statements.

Share-based compensation − Viad grants share-based compensation awards pursuant to the Viad Corp Omnibus Incentive Plan, which was adopted by Viad’s stockholders in 1997. The Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based awards; and (d) stock appreciation rights.

On January 1, 2006, Viad adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” using the modified prospective application method. Accordingly, prior period amounts have not been restated. Under this method, the compensation cost related to the unvested portion of all awards (including stock options) granted prior to the adoption of SFAS No. 123(R) and all new awards are recognized in the consolidated financial statements over the requisite service period based on the fair value of the awards.

For periods prior to the adoption of SFAS No. 123(R), Viad utilized the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, Viad had not previously recognized the compensation cost related to employee stock options in the consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Total share-based compensation cost recognized in the consolidated financial statements in 2006, 2005 and 2004 was $11.1 million, $9.2 million and $8.1 million, respectively. During 2006, the adoption of SFAS No. 123(R) resulted in incremental share-based compensation expense (and a reduction of income before income taxes and minority interests) of $978,000. As a result of this incremental expense, net income was reduced by $667,000, and diluted and basic income per share were each reduced by $0.03.

For purposes of applying SFAS No. 123(R), the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model for which key assumptions are necessary. These assumptions include; Viad’s expected stock price volatility; the expected period of time the stock option will remain outstanding; the expected dividend yield on Viad common stock; and the risk-free interest rate. Changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s results of operations. See Note 2 of notes to consolidated financial statements for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements − An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not affect Viad’s financial position or results of operations.

Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application method. Refer to Note 2 of notes to consolidated financial statements for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the recognition of current and deferred income taxes is determined based on whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Viad adopted the provisions of FIN 48 on January 1, 2007. The Company is currently evaluating the potential impact of FIN 48 on Viad’s financial position and results of operations. Furthermore, the Company believes the adoption of FIN 48 could have a material impact on the amounts of current and deferred income tax assets and liabilities reported in Viad’s consolidated balance sheets. The cumulative effect of applying the provisions of FIN 48 will generally be reported as an adjustment to the opening balance of retained earnings in the fiscal year of adoption.

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

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans − an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the over or underfunded status of a defined benefit pension plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The asset or liability to be recorded equals the difference between the fair value of the defined benefit plan’s assets and its benefit obligation. The recognition and disclosure provisions of SFAS No. 158 are effective in financial statements for years ended after December 15, 2006. Accordingly, Viad adopted the initial provisions of SFAS No. 158 as of December 31, 2006 which resulted in a reduction of liabilities of $1.8 million, an increase of assets of $502,000 and an increase in stockholders’ equity of $2.3 million. The initial adoption of SFAS No. 158 did not affect Viad’s results of operations. See Note 17 of notes to consolidated financial statements for related disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for its pension and other postretirement benefit plans.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that companies should use both an income statement (rollover) approach and a balance sheet (iron curtain) approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach, including transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ended after November 15, 2006, and is therefore effective for Viad as of December 31, 2006. The adoption of SAB 108 did not affect Viad’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument by instrument basis (in its entirety) and is irrevocable unless a new election date occurs.

SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad will adopt SFAS No. 159 on January 1, 2008. Viad has not yet determined if the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.

Forward-Looking Statements:

As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation, growth patterns within the industries in which Viad competes, adverse developments in liabilities associated with discontinued operations, any deterioration in the economy and other risks discussed in Item 1A., “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war and international conditions, could affect the forward-looking statements in this Annual Report.

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

Viad conducts its foreign operations primarily in Canada, and to a lesser extent in certain European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $23.5 million and $23.6 million as of December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, an unrealized foreign currency translation loss of $38,000 and a gain of $3.7 million, respectively, were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.90, 0.82 and 0.75 for the years ended December 31, 2006, 2005 and 2004, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $3.4 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.11 (Canadian dollars per U.S. dollar), maturing on various dates through September 2007. As of December 31, 2006, the fair value of Viad’s forward exchange contracts was $149,000 and is included in the consolidated balance sheet under the caption “Other current liabilities.” In addition, as of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $1.4 million (notional amount) in exchange for British pounds at an average exchange rate of 0.54 (British pounds per U.S. dollar), which matured in February 2007. As of December 31, 2006, the fair value of these contracts was $65,000 and is included in the consolidated balance sheet under the caption “Other current assets.” See Note 6 of notes to consolidated financial statements.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of December 31, 2006, Viad had variable rate debt outstanding of $10.2 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Assuming a hypothetical adverse change in short term interest rates of 50 and 100 basis points, Viad’s 2006 income before income taxes and minority interests would have been lower by approximately $56,000 and $109,000, respectively. See Note 11 of notes to consolidated financial statements.

Viad’s subsidiaries have exposure to changing fuel prices. Periodically, one of these subsidiaries enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2006.

Item 8.	Financial Statements and Supplementary Data.

Refer to Index to Financial Statements on page 35 for required information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2006, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2006. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 are included in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 15, 2007, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” on page 9 of this Annual Report.

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

Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 15, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 15, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 15, 2007, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Stockholders of Viad to be held on May 15, 2007, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

2.	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report.

(b) Exhibits

See Exhibit Index.

(c) Financial Statement Schedules

 Schedule II − Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 1st day of March, 2007.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 1, 2007	By: /s/ Paul B. Dykstra Paul B. Dykstra Director, President and Chief Executive Officer

Principal Financial Officer

Date: March 1, 2007	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Chief Financial Officer

Principal Accounting Officer

Date: March 1, 2007	By: /s/ G. Michael Latta G. Michael Latta Vice President-Controller

Directors

Wayne G. Allcott Daniel Boggan Jr. Robert H. Bohannon Isabella Cunningham Jess Hay Judith K. Hofer Robert E. Munzenrider Albert M. Teplin

Date: March 1, 2007	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Attorney-in-Fact

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Viad Corp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2006, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on management’s assessment of Viad’s internal control over financial reporting, which appears on page 33 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Viad Corp
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Viad Corp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s 2006 change in its method of accounting for share-based payment to comply with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and the Company’s 2006 change in its method of accounting for pension and postretirement obligations to comply with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/  Deloitte & Touche llp
Deloitte & Touche llp

Phoenix, Arizona
March 1, 2007

(This page intentionally left blank)

(This page intentionally left blank)

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands,
	except share data)

Assets
Current assets:
Cash and cash equivalents	$178,073	$152,601
Accounts receivable, net of allowance for doubtful accounts of $1,374 and $1,400, respectively	40,757	56,752
Inventories	43,523	37,853
Deferred income taxes	16,521	28,155
Other current assets	8,444	7,348

Total current assets	287,318	282,709
Property and equipment, net	135,958	143,038
Other investments and assets	25,148	28,504
Deferred income taxes	39,152	40,891
Goodwill	184,154	184,310
Other intangible assets, net	834	6,238

Total Assets	$672,564	$685,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,039	$35,150
Other current liabilities	94,546	131,498
Current portion of long-term debt and capital lease obligations	2,099	3,263

Total current liabilities	131,684	169,911
Long-term debt and capital lease obligations	12,943	14,089
Pension and other postretirement benefits	25,480	28,428
Other deferred items and liabilities	67,314	71,589
Commitments and contingencies (Notes 19 and 20)
Minority interest	5,220	4,704
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	637,177	653,883
Retained earnings (deficit)	20,065	(40,199)
Unearned employee benefits and other	(14,214)	(17,409)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	498	456
Unrealized gain (loss) on derivative financial instruments	(103)	38
Cumulative foreign currency translation adjustments	23,538	23,576
Unrecognized net actuarial loss and prior service cost	(3,035)	−
Minimum pension liability	−	(5,548)
Common stock in treasury, at cost, 3,662,716 and 2,500,927 shares, respectively	(271,405)	(255,230)

Total common stock and other equity	429,923	396,969

Total Liabilities and Stockholders’ Equity	$672,564	$685,690

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
	(in thousands,
	except per share data)

Revenues:
Convention show services	$612,598	$560,858	$535,527
Exhibit design and construction	164,173	191,463	182,670
Travel and recreation services	79,260	73,933	67,460

Total revenues	856,031	826,254	785,657

Costs and expenses:
Costs of services	624,478	570,139	541,735
Costs of products sold	165,984	191,902	190,541
Business interruption insurance proceeds	(1,680)	−	−
Corporate activities	12,349	13,052	14,533
Gains on sale of corporate assets	(3,468)	−	−
Interest income	(7,949)	(3,935)	(1,225)
Interest expense	1,559	2,554	2,267
Restructuring charges (recoveries)	(215)	(743)	1,240
Goodwill impairment loss	−	−	80,408
Intangible asset impairment losses	4,560	−	8,291
Other impairment losses (recoveries)	(1,164)	843	−

Total costs and expenses	794,454	773,812	837,790

Income (loss) before income taxes and minority interests	61,577	52,442	(52,133)
Income tax expense	9,736	15,326	5,346
Minority interests	516	602	850

Income (loss) from continuing operations	51,325	36,514	(58,329)
Income from discontinued operations, net of tax	12,229	1,240	2,327

Net income (loss)	$63,554	$37,754	$(56,002)

Diluted income (loss) per common share
Income (loss) from continuing operations	$2.35	$1.64	$(2.68)
Income from discontinued operations, net of tax	0.56	0.06	0.10

Net income (loss) per common share	$2.91	$1.70	$(2.58)

Weighted-average outstanding and potentially dilutive common shares	21,805	22,253	21,741

Basic income (loss) per common share
Income (loss) from continuing operations	$2.41	$1.65	$(2.68)
Income from discontinued operations, net of tax	0.57	0.06	0.10

Net income (loss) per common share	$2.98	$1.71	$(2.58)

Weighted-average outstanding common shares	21,333	22,070	21,741

Dividends declared per common share	$0.16	$0.16	$0.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Net income (loss)	$63,554	$37,754	$(56,002)

Other comprehensive income:
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $27, $(15) and $101	42	(23)	158
Unrealized gains (losses) on derivative financial instruments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $(51) and $19	(103)	38	−
Reclassifications from other comprehensive income to net income, net of tax benefit of $19	(38)	−	−
Unrealized foreign currency translation adjustments	(38)	3,745	11,980
Pension and other postretirement benefit plans:
Minimum pension liability adjustment, net of tax expense (benefit) of $153, $(450) and $(409)	243	(696)	(639)

Other comprehensive income	106	3,064	11,499

Comprehensive income (loss)	$63,660	$40,818	$(44,503)

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
		(in thousands)

Cash flows from operating activities
Net income (loss)	$63,554	$37,754	$(56,002)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,804	22,113	23,370
Deferred income taxes	4,593	11,809	1,745
Income from discontinued operations (Note 24)	(12,229)	(1,240)	(2,327)
Restructuring charges (recoveries)	(215)	(743)	1,240
Impairment losses	5,160	843	88,699
Gains on dispositions of property and other assets	(3,499)	(69)	(631)
Share-based compensation expense	11,127	9,175	8,126
Tax benefits from share-based compensation arrangements	7,906	731	1,031
Excess tax benefits from share-based compensation arrangements	(4,860)	−	−
Other non-cash items, net	4,464	2,889	4,464
Change in operating assets and liabilities:
Receivables	14,520	(6,561)	(17,202)
Inventories	(5,670)	(1,461)	(624)
Accounts payable	273	(1,387)	9,338
Restructuring liability	(1,301)	(2,609)	(7,894)
Other assets and liabilities, net	(27,190)	(21,380)	(17,687)

Net cash provided by operating activities	76,437	49,864	35,646

Cash flows from investing activities
Capital expenditures	(20,136)	(20,038)	(15,374)
Acquisition of business, net of cash acquired	−	−	(2,711)
Proceeds from dispositions of property and other assets	16,087	8,796	2,594

Net cash used in investing activities	(4,049)	(11,242)	(15,491)

Cash flows from financing activities
Payments on debt and capital lease obligations	(3,508)	(4,134)	(3,426)
Dividends paid on common stock	(3,449)	(3,537)	(871)
Common stock purchased for treasury	(49,422)	−	−
Debt issuance costs	(488)	−	−
Excess tax benefits from share-based compensation arrangements	4,860	−	−
Proceeds from exercise of stock options	5,760	5,690	1,373
Net distributions from MoneyGram (Note 21)	−	−	35,560

Net cash provided by (used in) financing activities	(46,247)	(1,981)	32,636

Effect of exchange rate changes on cash and cash equivalents	(669)	910	973

Net increase in cash and cash equivalents	25,472	37,551	53,764
Cash and cash equivalents, beginning of year	152,601	115,050	61,286

Cash and cash equivalents, end of year	$178,073	$152,601	$115,050

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$21,593	$20,906	$8,953

Interest	$1,343	$1,847	$2,531

Equipment acquired under capital leases	$943	$388	$672

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

					Unearned	Accumulated
				Retained	Employee	Other	Common
	Net Investment	Common	Additional	Earnings	Benefits	Comprehensive	Stock in
	of MoneyGram	Stock	Capital	(Deficit)	and Other	Income (Loss)	Treasury	Total
				(in thousands)

Balance January 1, 2004 (Note 1)	$329,912	$—	$—	$—	$—	$3,959	$—	$333,871
Net income prior to spin-off on June 30, 2004	—	—	—	16,741	—	—	—	16,741
Net distributions from MoneyGram	35,560	—	—	—	—	—	—	35,560
Non cash reduction in allocated debt (Note 1)	25,612	—	—	—	—	—	—	25,612
Other spin-off related adjustments, net (Note 1)	(3,133)	—	(2,147)	—	—	—	—	(5,280)
Recapitalization of Viad Corp	(387,951)	37,402	676,251	(16,741)	(21,186)	—	(287,775)	—
Net loss after spin-off on June 30, 2004	—	—	—	(72,743)	—	—	—	(72,743)
Dividends on common stock	—	—	—	(1,742)	—	—	—	(1,742)
Employee benefit plans	—	—	2,063	—	295	—	579	2,937
Employee Equity Trust adjustment to market value	—	—	710	—	(710)	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	—	11,980	—	11,980
Unrealized gain on investments	—	—	—	—	—	158	—	158
Minimum pension liability adjustment	—	—	—	—	—	(639)	—	(639)
Other, net	—	—	—	50	—	—	—	50

Balance, December 31, 2004	—	37,402	676,877	(74,435)	(21,601)	15,458	(287,196)	346,505
Net income	—	—	—	37,754	—	—	—	37,754
Dividends on common stock	—	—	—	(3,537)	—	—	—	(3,537)
Employee benefit plans	—	—	(30,692)	—	3,188	—	31,966	4,462
ESOP allocation adjustment	—	—	—	—	1,000	—	—	1,000
Employee Equity Trust adjustment to market value	—	—	(4)	—	4	—	—	—
Share-based compensation-equity awards	—	—	6,971	—	—	—	—	6,971
Tax benefits from share-based compensation	—	—	731	—	—	—	—	731
Unrealized foreign currency translation adjustment	—	—	—	—	—	3,745	—	3,745
Unrealized gain on derivatives	—	—	—	—	—	38	—	38
Unrealized loss on investments	—	—	—	—	—	(23)	—	(23)
Minimum pension liability adjustment	—	—	—	—	—	(696)	—	(696)
Other, net	—	—	—	19	—	—	—	19

Balance, December 31, 2005	—	37,402	653,883	(40,199)	(17,409)	18,522	(255,230)	396,969
Net income	—	—	—	63,554	—	—	—	63,554
Dividends on common stock	—	—	—	(3,449)	—	—	—	(3,449)
Common stock purchased for treasury	—	—	—	—	—	—	(49,422)	(49,422)
Employee benefit plans	—	—	(32,720)	—	3,699	—	33,247	4,226
ESOP allocation adjustment	—	—	—	—	1,000	—	—	1,000
Employee Equity Trust adjustment to market value	—	—	1,504	—	(1,504)	—	—	—
Share-based compensation-equity awards	—	—	6,604	—	—	—	—	6,604
Tax benefits from share-based compensation	—	—	7,906	—	—	—	—	7,906
Unrealized foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Unrealized loss on derivatives	—	—	—	—	—	(141)	—	(141)
Unrealized gain on investments	—	—	—	—	—	42	—	42
Minimum pension liability adjustment	—	—	—	—	—	243	—	243
SFAS No. 158 transition adjustment	—	—	—	—	—	2,270	—	2,270
Other, net	—	—	—	159	—	—	—	159

Balance, December 31, 2006	$—	$37,402	$637,177	$20,065	$(14,214)	$20,898	$(271,405)	$429,923

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Viad Corp (“Viad” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

Nature of Business

Viad’s reporting segments consist of the following:

GES − GES Exposition Services, Inc. (“GES”) and its affiliates provide exhibition and event services throughout North America consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’s customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation; material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling.

Exhibitgroup − Exhibitgroup/Giltspur (“Exhibitgroup”) and its affiliates specialize in the custom design, construction, installation and warehousing of exhibition and event exhibits and displays, primarily for corporate customers in North America, and to a lesser extent in Europe. Exhibitgroup offers exhibit design and construction and exhibit program management services for clients in varied industries that participate in exhibitions, corporate and specialty events, road shows and other “face-to-face” marketing. Exhibitgroup also refurbishes and leases exhibits, designs and builds kiosks and permanent displays, and provides exhibit transportation, installation, dismantling and warehousing services.

Travel and Recreation Services − The Travel and Recreation Services segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”), and their related affiliates. Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations. Glacier Park, which is an 80 percent owned subsidiary of Viad, operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Due to their similar economic characteristics, Brewster and Glacier Park are aggregated for purposes of segment disclosure.

Spin-off of MoneyGram International, Inc.

On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. To effect the separation, Travelers Express Company, Inc. became a subsidiary of MoneyGram International, Inc. (“MoneyGram”), a wholly-owned subsidiary of Viad, and Viad distributed all of the shares of MoneyGram common stock as a dividend on Viad common stock on the date of the spin-off. Due to the relative significance of MoneyGram as compared to the remaining businesses of Viad, the transaction was accounted for as a reverse spin-off in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, “Accounting for Reverse Spin-offs.”

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

−	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

−	Estimated fair value of intangible assets with indefinite lives, for purposes of impairment testing;

−	Estimated allowances for uncollectible accounts receivable;

−	Estimated provisions for income taxes;

−	Estimated liabilities for losses related to self-insured liability claims;

−	Estimated liabilities for losses related to environmental remediation obligations;

−	Estimated sublease income associated with restructuring liabilities;

−	Assumptions used to measure pension and other postretirement benefit costs and obligations; and

−	Assumptions used to determine share-based compensation costs under the fair value method.

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

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation and any impairment write-downs. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets: buildings, 15 to 40 years; equipment, three to ten years; and leasehold improvements, over the shorter of the lease term or useful life.

Capitalized Software.  Viad capitalizes certain internal and external costs incurred in developing or obtaining internal use software. Capitalized costs principally relate to costs incurred to purchase software from third parties, external direct costs of materials and services, and certain payroll-related costs for employees directly associated with software projects once application development begins. Costs associated with preliminary project activities, training and other post-implementation activities are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful lives of the software, generally from three to five years. These costs are included in “Property and equipment, net” in the consolidated balance sheets.

Goodwill and Other Intangible Assets.  Goodwill and intangible assets with indefinite lives are not amortized but instead are subject to periodic impairment testing. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are periodically tested for impairment. These assets are amortized using the straight-line method over the estimated useful lives or periods of expected benefit.

Viad uses a discounted expected future cash flow methodology in order to estimate the fair value of its reporting units and intangible assets for use in determining impairment. The estimates and assumptions regarding expected future cash flows, terminal values and the discount rate are based on historical experience, financial forecasts and industry trends and conditions. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. Annual impairment tests of goodwill and intangible assets not subject to amortization are performed as of October 31 of each year.

Incentive and Other Upfront Payments.  Certain upfront payments incurred by GES in connection with long-term contracts consist of incentive fees and prepaid commissions and are amortized over the life of the related contract. To the extent such payments are made to customers of GES, the amortized amounts are recorded as a reduction of revenue. Incentive and other

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

upfront payments are classified on the consolidated balance sheets under the caption, “Other current assets” for the current portion and “Other investments and assets” for the non-current portion.

Viad reviews the carrying values of its incentive and other upfront payments for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Incentive and other upfront payments which subsequently become refundable are recorded as accounts receivable and evaluated for collectibility in accordance with Viad’s credit policies.

Self-Insurance Liabilities.  Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. Viad has also retained certain liabilities related to workers’ compensation and general liability insurance claims in conjunction with previously sold operations. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels.

Environmental Remediation Liabilities.  Viad has retained certain liabilities representing the estimated cost of environmental remediation obligations associated with previously sold operations. The amounts accrued primarily consist of the estimated direct incremental costs, on an undiscounted basis, for contractor and other services related to remedial actions and post-remediation site monitoring. Environmental remediation liabilities are recorded when the specific obligation is considered probable and the costs are reasonably estimable. Subsequent recoveries from third parties, if any, are recorded through discontinued operations when realized.

Fair Value of Financial Instruments.  The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11. The estimated fair value of derivative financial instruments is presented in Note 6. Certain judgments are required in interpreting market data and in the assumptions used to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that Viad could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Foreign Currency Translation.  Viad conducts its foreign operations primarily in Canada and in the United Kingdom, and to a lesser extent in certain other European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. In addition, for purposes of consolidation, the revenues, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period.

Derivative Financial Instruments.  Periodically, Viad’s subsidiaries utilize forward contracts to mitigate the effects of foreign currency exchange rate fluctuations on certain foreign denominated revenue transactions. The term of the forward contracts is generally less than 12 months and is consistent with the anticipated timing of the related transactions. The Company does not use derivative financial instruments for trading or speculative purposes. The forward contracts are recorded as either assets or liabilities in the consolidated balance sheets at fair value, and are marked-to-market based on the quoted market prices of comparable contracts. The change in fair value of the contracts (gains or losses) is recognized directly in earnings or in other comprehensive income depending on whether the contracts qualify for, and were formally designated as, accounting hedges at their inception. A derivative that does not qualify as an accounting hedge will be reflected at fair value, with changes in value recognized through earnings.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Share-Based Compensation.  On January 1, 2006, Viad adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” using the modified prospective application method. SFAS No. 123(R) requires that compensation cost related to all share-based payment arrangements, including employee stock options, be recognized and measured in the financial statements based on the fair value method of accounting. For periods prior to the adoption of SFAS No. 123(R), Viad utilized the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For purposes of applying SFAS No. 123(R), the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 2 for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.

Common Stock in Treasury.  Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are recorded at the weighted-average cost.

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

Impact of Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements − An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not affect Viad’s financial position or results of operations.

Viad adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application method. Refer to Note 2 for a full discussion of the adoption of SFAS No. 123(R) and related disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the recognition of current and deferred income taxes is determined based on whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Viad adopted the provisions of FIN 48 on January 1, 2007. The Company is currently evaluating the potential impact of FIN 48 on Viad’s financial position and results of operations. Furthermore, the Company believes the adoption of FIN 48 could have a material impact on the amounts of current and deferred income tax assets and liabilities reported in Viad’s consolidated balance sheets. The cumulative effect of applying the

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

provisions of FIN 48 will generally be reported as an adjustment to the opening balance of retained earnings in the fiscal year of adoption.

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

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans − an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the over or underfunded status of a defined benefit pension plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The asset or liability to be recorded equals the difference between the fair value of the defined benefit plan’s assets and its benefit obligation. The recognition and disclosure provisions of SFAS No. 158 are effective in financial statements for years ended after December 15, 2006. Accordingly, Viad adopted the initial provisions of SFAS No. 158 as of December 31, 2006 which resulted in a reduction of liabilities of $1.8 million, an increase of assets of $502,000 and an increase in stockholders’ equity of $2.3 million. The initial adoption of SFAS No. 158 did not affect Viad’s results of operations. See Note 17 for related disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for its pension and other postretirement benefit plans.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that companies should use both an income statement (rollover) approach and a balance sheet (iron curtain) approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach, including transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ended after November 15, 2006, and is therefore effective for Viad as of December 31, 2006. The adoption of SAB 108 did not affect Viad’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument by instrument basis (in its entirety) and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad will adopt SFAS No. 159 on January 1, 2008. Viad has not yet determined if the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.

Note 2.	Share-Based Compensation

Viad grants share-based compensation awards pursuant to the Viad Corp Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by Viad’s stockholders in 1997. The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based awards; and (d) stock appreciation rights. The number of shares of common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in that year will be added to the shares available for grant in any subsequent year. Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There have been no repurchases of common stock under this program since May 2003.

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

Total share-based compensation expense recognized in the consolidated financial statements in 2006, 2005 and 2004 was $11.1 million, $9.2 million and $8.1 million, respectively. Furthermore, the total tax benefits related to such costs were $4.3 million, $3.6 million and $3.2 million in 2006, 2005 and 2004, respectively. No share-based compensation costs were capitalized during 2006, 2005 or 2004.

During 2006, the adoption of SFAS No. 123(R) resulted in incremental share-based compensation expense (and a reduction of income before income taxes and minority interests) of $978,000. As a result of this incremental expense, net income was reduced by $650,000. Diluted and basic income per share were each reduced by $0.03. Also, in connection with the adoption of SFAS No. 123(R), Viad presented $4.9 million of excess tax benefits from share-based compensation arrangements as a cash outflow from operating activities and a cash inflow from financing activities during 2006.

As noted above, prior to the adoption of SFAS No. 123(R), Viad used the intrinsic value method of accounting prescribed by APB Opinion No. 25. Assuming Viad had recognized compensation cost during 2005 and 2004 related to all share-based compensation awards (including stock options) in accordance with the fair value method of accounting under SFAS No. 123, net income and diluted and basic income per share for the years ended December 31 would have been as presented below. Compensation cost calculated under SFAS No. 123 is recognized over the vesting period and is net of estimated forfeitures and tax effects. The forfeiture rate assumption is based on the Company’s historical average forfeiture rate.

	2005	2004
	(in thousands, except per share data)

Net income (loss), as reported	$37,754	$(56,002)
Plus: share-based employee compensation expense recorded under APB Opinion No. 25, net of tax	142	−
Less: share-based compensation expense determined under the fair value based method, net of tax	(1,640)	(2,029)

Pro forma net income (loss)	$36,256	$(58,031)

Diluted income (loss) per share:
As reported	$1.70	$(2.58)

Pro forma	$1.64	$(2.69)

Basic income (loss) per share:
As reported	$1.71	$(2.58)

Pro forma	$1.64	$(2.67)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

For purposes of applying SFAS No. 123(R) (and SFAS No. 123 where applicable), the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004

Estimated fair value of stock options granted	$9.29	$7.57	$7.33
Expected dividend yield	0.5%	0.6%	0.6%
Expected volatility	24.3%	26.3%	28.5%
Expected life	5 years	5 years	5 years
Risk-free interest rate	4.57%	3.89%	3.16%

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

Stock options granted since 2004 are for contractual terms of seven years and become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after the grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of ten years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant. The exercise price of stock options is based on the market value of Viad’s common stock at the date of grant. Stock options granted since 1998 contain certain forfeiture and non-compete provisions. Share-based compensation expense related to stock option awards is recognized using the straight-line method over the requisite service period, which is approximately five years. Share-based compensation expense related to stock option awards was $978,000 for 2006. As of December 31, 2006, the total unrecognized cost related to non-vested stock option awards was $2.3 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.8 years.

Viad’s stock options generally contain contingent cash settlement features upon a change of control of the Company as defined in the Omnibus Plan. Management believes this cash settlement event is not considered probable, and therefore, the outstanding stock options are accounted for as equity awards and not considered liability awards under SFAS No. 123(R) and related guidance. Although not considered probable, the cash settlement contingency is deemed to be outside the control of Viad. Accordingly, Viad’s stock options are subject to the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” and EITF Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. As of December 31, 2006, Viad has not recorded any amounts related to stock options outside of permanent equity as there was no intrinsic value (in-the-money redemption amount) related to Viad’s stock options on the date of grant. As noted above, the exercise price of Viad’s stock option grants is based on the fair market value of the underlying common stock on the date of grant.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at January 1, 2004	1,122,056	$21.63	877,800
Granted	148,279	24.45
Exercised	(116,741)	15.51
Canceled	(56,978)	23.10

Options outstanding at December 31, 2004	1,096,616	22.59	856,201
Granted	227,025	26.39
Exercised	(168,217)	20.71
Canceled	(45,654)	25.08

Options outstanding at December 31, 2005	1,109,770	23.55	745,732
Granted	21,700	31.92
Exercised	(206,510)	22.23
Canceled	(88,048)	22.63

Options outstanding at December 31, 2006	836,912	24.19	600,707

The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$17.51 to $19.65	180,345	4.8 years	$19.21	180,345	$19.21
$21.21 to $24.05	201,427	3.4 years	23.75	201,427	23.75
$24.22 to $26.07	185,190	4.7 years	25.16	130,233	25.56
$26.31 to $26.37	161,670	5.1 years	26.31	29,390	26.31
$26.47 to $31.92	108,280	4.0 years	28.47	59,312	27.90

$17.51 to $31.92	836,912	3.9 years	24.19	600,707	23.31

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram prior to the spin-off of that company. As of December 31, 2006, there were 97,856 of such options outstanding and 66,150 exercisable, both with exercise prices ranging from $17.51 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 4.5 years. During 2006, a total of 65,779 options were exercised by MoneyGram employees at exercise prices ranging from $13.24 to $28.15.

The aggregate intrinsic value related to stock options outstanding as of December 31, 2006 was $13.7 million. The aggregate intrinsic value is based on the weighted-average exercise price and Viad’s closing stock price of $40.60 as of December 31, 2006. The total intrinsic value of stock option awards exercised during 2006, 2005, and 2004 was $6.8 million, $4.8 million and $2.9 million, respectively. The fair value of stock options that vested during 2006 and 2005 was $2.0 million and in 2004 was $1.8 million. During 2006, 2005 and 2004, Viad received cash proceeds from the exercise of stock options of $5.8 million, $5.7 million and $1.4 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $7.9 million, $731,000 and $1.0 million for 2006, 2005 and 2004, respectively.

Restricted stock awards of 194,500, 103,300 and 103,000 shares were granted during 2006, 2005 and 2004, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $32.58, $26.30 and $25.28,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

respectively. The fair value of restricted stock that vested during 2006, 2005 and 2004 was $759,000, $873,000 and $1.1 million, respectively. All restricted stock awards vest three years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized using the straight-line method over the requisite service period, which is approximately three years. Share-based compensation expense related to restricted stock awards was $3.6 million, $3.1 million and $4.0 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, the total unrecognized costs related to non-vested restricted stock awards granted was $4.8 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.5 years.

During 2006, 2005 and 2004, Viad also granted performance-based restricted stock (“PBRS”) awards of 58,200, 81,800 and 142,600 shares, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $31.92, $26.31 and $25.38, respectively. The fair value of PBRS that vested during 2006, 2005 and 2004 was $1.2 million, $558,000 and $317,000, respectively. PBRS vests when certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, an additional one third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Share-based compensation expense related to PBRS awards was $1.9 million, $3.5 million and $3.9 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, the total unrecognized costs related to non-vested PBRS awards granted was $845,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.1 years.

Certain performance-driven restricted stock (“PDRS”) awards granted in 2002 and 2001 vested during 2006 and 2005 based on achievement of certain long-term incentive performance targets. The fair value of PDRS that vested during 2006 and 2005 was $313,000 and $1.4 million, respectively, and no PDRS shares vested during 2004. As of December 31, 2006, all PDRS awards had vested and thus none remain outstanding as of that date. Share-based compensation expense related to PDRS awards was $73,000, $413,000 and $237,000 for 2006, 2005 and 2004, respectively.

Future vesting of restricted stock and PBRS is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock and PBRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock, except to the extent restrictions have lapsed. The following table summarizes restricted stock, PBRS and PDRS activity during 2006:

	Restricted Stock		PBRS		PDRS
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at January 1, 2006	165,050	$24.38	114,682	$25.04	13,734	$22.76
Granted	194,500	32.58	58,200	31.92	−	−
Vested	(38,800)	19.57	(51,752)	23.94	(13,734)	22.76
Forfeited	(25,525)	29.00	(11,342)	28.96	−	−

Balance at December 31, 2006	295,225	30.02	109,788	28.79	−	−

During 2006 and 2005, Viad granted performance unit incentive plan (“PUP”) awards to key employees pursuant to the Omnibus Plan of 89,600 and 130,900 units, respectively. PUP awards are earned based on the level of achievement of predefined performance goals over the performance period, which is three years. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of December 31, 2006, Viad had recorded liabilities of $1.4 million and $5.4 million related to the 2006 and 2005 PUP awards, respectively. Share-based compensation expense related to PUP awards is recognized ratably over the requisite service period, which is approximately three years. Share-based compensation expense related to PUP awards was $4.5 million and $2.2 million for 2006 and 2005, respectively. There were no PUP awards which vested during 2006 or 2005. Furthermore, there were no cash settlements related to PUP awards or any other share-based compensation awards during such periods.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 3.	Impairment Losses and Recoveries

In 2004, Exhibitgroup’s results of operations were affected by a significant reduction in revenue from new exhibit construction resulting in a less profitable mix of business. Customer orders for new exhibit construction declined further than management anticipated and Exhibitgroup’s 2004 full year financial forecast was reduced. As a result of these factors, Viad completed an impairment test of the goodwill at Exhibitgroup and based on this testing recorded an impairment charge of $80.4 million. This charge is included in the consolidation statements of operations under the caption “Goodwill impairment loss.” At that time Viad also performed an impairment test of the unamortized trademark at Exhibitgroup and recorded an aggregate impairment loss of $8.3 million in 2004. In 2006, Exhibitgroup experienced a significant decline in revenue compared to 2005, which led to a decrease in overall production capacity utilization. As a result of these factors, Viad recorded an impairment loss of $4.6 million relating to the write off of the remaining book value of the unamortized trademark at Exhibitgroup. These charges are included in the consolidation statements of operations under the caption “Intangible asset impairment losses.”

In 2005, GES’s operations in New Orleans, Louisiana were disrupted by Hurricane Katrina and the related events that occurred. As a result, management estimated the damage to GES’s New Orleans property and recorded asset impairment and related losses of $843,000. During 2006, Viad recorded insurance recoveries of $1.8 million related to property claims associated with Hurricane Katrina. These amounts are included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).” In addition, Viad received a settlement of its business interruption insurance claim of $1.7 million, which is included under the caption “Business interruption insurance proceeds” in the consolidated statements of operations. Certain claims related to Exhibitgroup remain pending with Viad’s insurance carrier and the amounts of recoveries related to Exhibitgroup, if any, remain uncertain.

In the third quarter of 2006, Viad also recorded an impairment loss of $600,000 related to the reduction in value of a non-core asset, which was subsequently sold for $2.0 million in the fourth quarter of 2006. This charge is included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).”

Note 4.	Gains on Sale of Corporate Assets

In January 2005, Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. No gain or loss was recorded in connection with the transaction. In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. See Note 21.

Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million. In December 2006, Viad sold a non-core asset for $2.0 million. An impairment loss of $600,000 was recorded in 2006 on this asset prior to the sale. No gain or loss was recorded at the time of sale.

Note 5.	Acquisition of Business

In 2004, GES acquired a convention services contractor in Edmonton, Canada. The net purchase price of $2.7 million was allocated to the net tangible and identifiable intangible assets and liabilities acquired based on the estimated fair values at the date of acquisition. The amount paid in excess of the estimated fair value of acquired net assets was recorded to goodwill. In connection with the transaction, GES initially recorded goodwill of $2.1 million, amortizable intangible assets of $904,000 and other net liabilities of $282,000 (including acquisition and assumed liabilities of $1.1 million). During 2005, GES finalized its accounting for the purchase transaction and revised the amounts above to the following: goodwill of $1.6 million, amortizable intangible assets of $1.3 million and other net liabilities of $208,000 (including acquisition and assumed liabilities of $923,000). The amount of goodwill expected to be deductible for tax purposes is not significant. The accompanying consolidated financial statements include the accounts and results of operations of the acquired company from the date of acquisition. The results of operations of the acquired company from the beginning of 2004 to the date of acquisition were not significant to Viad’s consolidated results of operations.

Note 6.	Derivative Financial Instruments

Periodically, Viad’s foreign subsidiaries utilize foreign currency forward contracts to mitigate the impact of exchange rate fluctuations on certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. As of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $3.4 million (notional amount) in

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

exchange for Canadian dollars at an average contract rate of 1.11 (Canadian dollars per U.S. dollar), maturing on various dates through September 2007. As of December 31, 2006, the fair value of these contracts was $149,000 and is included in the consolidated balance sheet under the caption “Other current liabilities.” During 2006, the net unrealized loss related to these contracts of $103,000 (after-tax) was recorded as a component of other comprehensive income.

As of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $1.4 million (notional amount) in exchange for British pounds at an average exchange rate of 0.54 (British pounds per U.S. dollar), which mature in February 2007. As of December 31, 2006, the fair value of these contracts was $65,000 and is included in the consolidated balance sheet under the caption “Other current assets.” During 2006, the unrealized gain related to these contracts of $65,000 was recorded through earnings as these contracts did not qualify as accounting hedges.

As of December 31, 2005, Viad had aggregate contracts to sell U.S. dollars of $3.5 million (notional amount) in exchange for Canadian dollars at an average exchange rate of 1.18 (Canadian dollars per U.S. dollar), which matured at various dates through October 2006. As of December 31, 2005, the fair value of these contracts was $57,000 and is included in the consolidated balance sheet under the caption “Other current assets.” During 2005, the net unrealized gain related to these contracts of $38,000 (after-tax) was recorded as a component of other comprehensive income.

Note 7.	Inventories

The components of inventories as of December 31 were as follows:

	2006	2005
	(in thousands)

Raw materials	$24,068	$23,271
Work in process	19,455	14,582

Inventories	$43,523	$37,853

Note 8.	Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2006	2005
	(in thousands)

Land	$24,375	$24,426
Buildings and leasehold improvements	80,831	80,947
Equipment and other	225,883	237,369

	331,089	342,742
Accumulated depreciation	(195,131)	(199,704)

Property and equipment	$135,958	$143,038

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $10.4 million and $10.6 million as of December 31, 2006 and 2005, respectively.

Depreciation expense was $19.5 million, $21.9 million and $23.2 million for 2006, 2005 and 2004, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 9.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows:

		Travel and
	GES	Recreation	Total
	(in thousands)

Balance at January 1, 2005	$149,668	$33,499	$183,167
Adjustment to previously recorded goodwill	(510)	−	(510)
Foreign currency translation adjustments	368	1,285	1,653

Balance at December 31, 2005	149,526	34,784	184,310
Foreign currency translation adjustments	(36)	(120)	(156)

Balance at December 31, 2006	$149,490	$34,664	$184,154

As discussed in Note 5 above, during 2004 GES acquired a convention services contractor in Edmonton, Canada and initially recorded goodwill of $2.1 million. GES revised the purchase price allocation to the net tangible and identifiable intangible assets and liabilities during 2005 and adjusted the goodwill amount to $1.6 million, resulting in a reduction of $510,000 to goodwill during 2005 as presented in the table above. Viad recorded no goodwill impairment losses during 2006 or 2005.

A summary of other intangible assets as of December 31, 2006 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)

Amortized intangible assets:
Customer lists	$901	$(481)	$420
Other	589	(205)	384

	1,490	(686)	804

Unamortized intangible asset:
Marketing-related intangible	30	−	30

Total	$1,520	$(686)	$834

As discussed in Note 3, in 2006 Viad wrote off the remaining balance of the Exhibitgroup trademark intangible asset of $4.6 million. As discussed in Note 17, Viad eliminated its pension intangible assets pursuant to the adoption of SFAS No. 158 as of December 31, 2006.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

A summary of other intangible assets as of December 31, 2005 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)

Amortized intangible assets:
Customer lists	$904	$(301)	$603
Other	590	(118)	472

	1,494	(419)	1,075

Unamortized intangible assets:
Trademark and other	4,590	−	4,590
Pension intangible assets	573	−	573

	5,163	−	5,163

Total	$6,657	$(419)	$6,238

Intangible asset amortization expense for the years ended December 31, 2006, 2005 and 2004 was $275,000, $248,000 and $185,000, respectively. The weighted-average amortization period of amortized intangible assets is approximately 1.9 years. Estimated amortization expense related to the other intangible assets for succeeding years is expected to be $294,000 (2007), $340,000 (2008) and $170,000 (2009).

Note 10.	Accrued Liabilities and Other

As of December 31 other current liabilities consisted of the following:

	2006	2005
	(in thousands)

Continuing operations:
Customer deposits	$30,497	$33,527
Accrued compensation	22,145	17,545
Accrued income taxes	8,464	29,028
Self-insured liability accrual	7,681	7,420
Accrued restructuring	1,572	1,735
Accrued dividends	937	1,044
Other	17,062	16,457

	88,358	106,756

Discontinued operations:
Environmental remediation liabilities	2,825	1,810
Accrued income taxes	1,507	8,945
Self-insured liability accrual	752	625
Product warranty liabilities	−	11,827
Other	1,104	1,535

	6,188	24,742

Total other current liabilities	$94,546	$131,498

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

As of December 31 other deferred items and liabilities consisted of the following:

	2006	2005
	(in thousands)

Continuing operations:
Self-insured liability accrual	$12,278	$13,171
Accrued compensation	12,109	8,197
Accrued restructuring	7,117	8,825
Foreign deferred tax liability	5,439	5,468
Deferred gain on sale of property	3,544	4,510
Other	6,573	7,803

	47,060	47,974

Discontinued operations:
Self-insured liability accrual	11,170	12,711
Environmental remediation liabilities	6,217	7,441
Other	2,867	3,463

	20,254	23,615

Total other deferred items and liabilities	$67,314	$71,589

Note 11.	Debt

Long-term debt as of December 31 was as follows (1):

	2006	2005
	(in thousands)

Revolving credit agreement, 6.1% (2006) and 5.6% (2005) floating rate indexed to LIBOR at December 31, due 2011	$10,193	$11,193
Capital lease obligations, 6.7% (2006) and 6.8% (2005) weighted-average interest rate at December 31, due to 2012	4,849	4,905
Subordinated debt, 10.5% debentures, repaid in 2006	−	1,254

	15,042	17,352
Current portion	(2,099)	(3,263)

Long-term debt	$12,943	$14,089

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit.

As of December 31, 2006, Viad’s total debt of $15.0 million consisted of $4.8 million of capital lease obligations (consisting predominantly of lease commitments for property and, to a lesser extent, computer equipment) and a $10.2 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). In July 2004, Viad borrowed $12.4 million under its previous revolving credit agreement to pay in full its ESOP debt obligation (see Note 13) and obtain release of Viad from its guarantee of the loan. Viad became the new lender to the ESOP, under essentially the same terms as the previous bank loan, to preserve the continuity of the ESOP and the release of Viad shares to participants’ accounts through June 2009. This transaction did not result in a net change to the Company’s outstanding debt.

In 2004, Viad entered into a $150 million secured revolving credit agreement, which had a three-year term (expiring on June 30, 2007). Effective June 15, 2006, Viad amended and restated the $150 million secured revolving credit agreement. The Credit Facility has a five year term (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The line of credit may be increased up to an additional $75 million under certain circumstances. The lenders have a first perfected security interest in all of the personal

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the facility are currently 0.15 percent annually. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, and liens on property. As of December 31, 2006, Viad was in compliance with all covenants.

As of December 31, 2006, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2006 was $31.8 million, of which $31.3 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of December 31, 2006, the aggregate guarantees related to credit or loan arrangements with banks were $494,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2006 are as follows:

	Revolving	Capital
	Credit	Lease
	Agreement	Obligations
	(in thousands)

2007	$1,000	$1,382
2008	1,000	1,240
2009	1,000	982
2010	1,000	755
2011	6,193	755
Thereafter	−	629

Total	$10,193	5,743

Less: Amount representing interest		(894)

Present value of minimum lease payments		$4,849

Included in 2011 under “Revolving Credit Agreement” is the amount due at the maturity of the Credit Facility.

The weighted-average interest rate on total debt excluding interest expense unrelated to debt obligations was 8.1 percent, 8.2 percent and 4.1 percent, for 2006, 2005 and 2004, respectively.

The estimated fair value of total debt was $15.0 million and $17.4 million as of December 31, 2006 and 2005, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Under a Shelf Registration filed with the SEC, Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 12.	Income Per Share

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income (loss) from continuing operations:

	2006	2005	2004
	(in thousands, except per
	share data)

Income (loss) from continuing operations	$51,325	$36,514	$(58,329)

Weighted-average outstanding common shares	21,333	22,070	21,741
Additional dilutive shares related to stock-based compensation	472	183	−

Weighted-average outstanding and potentially dilutive common shares	21,805	22,253	21,741

Diluted income (loss) per share from continuing operations	$2.35	$1.64	$(2.68)

Basic income (loss) per share from continuing operations	$2.41	$1.65	$(2.68)

During 2006 and 2005, no options were anti-dilutive and thus no options were excluded from the computation of diluted income per share. Options to purchase 689,266 shares of common stock were outstanding during 2004, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. Additionally, options to purchase 99,493 shares of common stock for the year ended December 31, 2004 that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to a net loss reported in that period, thereby making such shares anti-dilutive.

Note 13.	Employee Stock Ownership Plan

Viad funds its matching contributions to employees’ 401(k) accounts through the Employee Stock Ownership Plan. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an employee stock ownership plan, may participate in the ESOP.

In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement (as described in Note 11) to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, has been recorded as a reduction of common stock and other equity. The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. The ESOP will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the ESOP.

Information regarding ESOP transactions for the years ended December 31 was as follows:

	2006	2005	2004
	(in thousands)

Amounts paid by ESOP for:
Debt repayment	$1,000	$1,000	$1,492
Interest	449	319	171
Amounts received from Viad as:
Dividends	$181	$158	$396
Contributions	1,268	1,161	1,267

Shares are released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense is recognized based upon the greater of cumulative cash payments to the ESOP or 80 percent of the cumulative expense that would have been recognized

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

under the shares allocated method, in accordance with EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad recorded expense of $1.2 million, $1.1 million and $1.3 million in 2006, 2005 and 2004, respectively.

As a result of the MoneyGram spin-off in 2004, the ESOP received 1,360,388 shares of MoneyGram common stock (as a dividend on the Viad common stock held by the ESOP) which were sold on the open market. The proceeds were used to purchase 1,001,400 shares of Viad common stock. Both the sale of the MoneyGram shares and the purchase of Viad shares were completed by December 31, 2004. Unallocated shares held by the ESOP totaled 1,065,867 and 1,168,423 as of December 31, 2006 and 2005, respectively. Shares allocated during 2006 and 2005 totaled 102,556 and 105,923, respectively.

Note 14.	Employee Equity Trust

In 1992, Viad sold treasury stock to the Employee Equity Trust in exchange for a promissory note. The Trust is used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust is consolidated with Viad and the promissory note (with balances of $1.1 million and $2.1 million as of December 31, 2006 and 2005, respectively) and dividend and interest transactions are eliminated in consolidation.

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

The fair value of the 114,098 shares held by the Trust as of December 31, 2006 totaled $4.6 million. This amount represented unearned employee benefits and is shown as a reduction of common stock and other equity; it is reduced as employee benefits are funded. As of December 31, 2005, the fair value of the 229,500 shares held by the Trust totaled $6.7 million. The difference between the cost and fair value of shares held is included in the consolidated balance sheets under the caption “Additional capital.”

Note 15.	Preferred Stock Purchase Rights

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

In addition, Viad has authorized 5.0 million and 2.0 million shares of Preferred Stock and Junior Participating Preferred Stock, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 16.	Income Taxes

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

	2006	2005
	(in thousands)

Deferred tax assets:
Provisions for losses	$22,080	$28,372
Pension, compensation and other employee benefits	20,500	17,478
Tax credit carryforwards	11,264	14,672
State income taxes	3,831	11,078
Deferred income	964	1,121
Other deferred income tax assets	926	3,277

	59,565	75,998
Valuation allowance	(325)	−

	59,240	75,998

Deferred tax liabilities:
Property and equipment	(6,155)	(10,013)
Unrealized gains on investments	(184)	(290)
Other deferred income tax liabilities	(2,619)	(2,813)

	(8,958)	(13,116)

Foreign deferred tax liabilities included above	5,391	6,164

United States deferred tax assets	$55,673	$69,046

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2006 and 2005, Viad had gross deferred tax assets of $59.6 million and $76.0 million, respectively. In 2006, Viad recorded a valuation allowance of $325,000 related to certain state deferred tax assets at Exhibitgroup. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more likely than not.

Viad generally does not record deferred taxes on the undistributed earnings of its foreign subsidiaries as management presently intends to reinvest the earnings of those operations. As of December 31, 2006, there was approximately $61.1 million of accumulated undistributed earnings related to Viad’s Canadian subsidiaries, the majority of which has been previously reinvested in the assets of those foreign operations. The incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $1.0 million. To the extent that circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted to the parent, Viad would accrue income taxes attributable to such remittance.

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted significant operations. Accordingly, the Company has recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of December 31, 2006 and 2005, Viad had $9.6 million and $36.0 million, respectively, accrued for these exposures, which includes accrued interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense in the period in which the assessment is determined. To the extent that the Company has favorable settlements or determines that reserves are no longer needed, due to a lapse of the applicable statute of limitations or other reasons,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable), or in some cases through discontinued operations, in the period such determination is made. Viad’s policy is to retain amounts accrued for tax audit exposures until final resolution or settlement with the appropriate taxing authority. Based on tax audits in process and other factors, management currently estimates that tax issues of approximately $7.4 million (exclusive of any federal tax effects) could potentially be resolved or settled during 2007 resulting in a decrease of accrued income taxes. To the extent these tax resolutions or settlements occur, they would result in cash payments and/or the reversal of accrued income taxes, which may include amounts related to previously discontinued operations. Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $13.2 million, $4.7 million and $2.4 million during 2006, 2005 and 2004, respectively. See Note 24 for a discussion of tax matters related to discontinued operations.

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

The $11.3 million of tax credit carryforwards as of December 31, 2006 consist of $658,000 of foreign tax credits that expire in 2015 and $10.6 million of alternative minimum tax carryforwards that may be carried forward indefinitely.

Income tax expense for the years ended December 31 consisted of the following:

	2006	2005	2004
	(in thousands)

Current:
United States:
Federal	$4,385	$5,124	$(3,687)
State	(8,866)	(9,627)	(393)
Foreign	9,624	8,020	7,681

	5,143	3,517	3,601
Deferred	4,593	11,809	1,745

Income tax expense	$9,736	$15,326	$5,346

The aggregate tax benefits realized in connection with the vesting of restricted stock, PBRS and PDRS and the exercise of stock options was $7.9 million, $731,000 and $1.0 million for 2006, 2005 and 2004, respectively. These amounts were recorded as credits to stockholders’ equity.

Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

A reconciliation of the income tax expense and the amount that would be computed using statutory federal income tax rates for the years ended December 31 was as follows:

	2006		2005		2004
	(in thousands)

Computed income taxes at statutory federal income tax rate of 35%	$21,552	35.0%	$18,355	35.0%	$(18,247)	35.0%
State income taxes	2,099	3.4%	2,173	4.1%	(1,657)	3.2%
Tax resolutions and refunds	(13,163)	(21.4)%	(4,692)	(8.9)%	(2,400)	4.6%
Non-deductible impairment losses	−	0.0%	−	0.0%	24,837	(47.6)%
Other, net	(752)	(1.2)%	(510)	(1.0)%	2,813	(5.5)%

Income tax expense	$9,736	15.8%	$15,326	29.2%	$5,346	(10.3)%

United States and foreign income (loss) before income taxes and minority interests for the years ended December 31 was as follows:

	2006	2005	2004
	(in thousands)

United States	$34,257	$32,642	$(60,536)
Foreign	27,320	19,800	8,403

Income (loss) before income taxes and minority interests	$61,577	$52,442	$(52,133)

Note 17.	Pension and Other Postretirement Benefits

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

Viad also has certain defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for such benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans.

The decrease in the benefit obligation of the other postretirement benefit plans during 2006 was due to plan amendments increasing the prescription drug co-pays effective January 1, 2007 and due to favorable claims and mortality experience. This was partially offset by a higher health care trend rate assumption.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

As discussed in Note 1, effective December 31, 2006, Viad adopted the recognition and disclosure provisions of SFAS No. 158. The following table shows the incremental effect of applying SFAS No. 158 to Viad’s pension and other postretirement benefit plans:

	Prior to SFAS
	No. 158			Ending
	Adoption and			Balances
	the Minimum	Minimum	SFAS No. 158	After
	Liability	Liability	Adoption	Adoption of
	Adjustment	Adjustment	Adjustments	SFAS No. 158
	(in thousands)

Pension liabilities	$(11,847)	$602	$(140)	$(11,385)
Other postretirement benefit liabilities	(16,582)	−	1,908	(14,674)
Intangible assets	573	(206)	(367)	−
Deferred tax assets	3,546	(153)	869	4,262
Accumulated other comprehensive income	5,548	(243)	(2,270)	3,035

Total	$(18,762)	$ −	$ −	$(18,762)

The net periodic benefit cost of Viad’s pension plans for the years ended December 31 included the following components:

	2006	2005	2004
	(in thousands)

Service cost	$198	$197	$133
Interest cost	1,125	1,132	1,153
Expected return on plan assets	(798)	(848)	(941)
Amortization of prior service cost	206	207	208
Recognized net actuarial loss	477	417	291

Net periodic benefit cost	$1,208	$1,105	$844

The net periodic benefit cost of Viad’s postretirement benefit plans for the years ended December 31 included the following components:

	2006	2005	2004
	(in thousands)

Service cost	$75	$73	$76
Interest cost	1,202	1,279	1,812
Expected return on plan assets	(282)	(315)	(343)
Amortization of prior service credit	(1,162)	(1,132)	(749)
Recognized net actuarial loss	382	456	724

Net periodic benefit cost	$215	$361	$1,520

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2006	2005	2006	2005	2006	2005
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$12,970	$12,598	$8,291	$7,576	$24,324	$26,233
Service cost	−	−	198	197	75	73
Interest cost	681	701	444	431	1,202	1,279
Actuarial adjustments	(248)	582	134	616	(1,440)	(829)
Plan amendments	−	−	−	−	(2,425)	(702)
Benefits paid	(844)	(911)	(620)	(529)	(1,552)	(1,730)

Benefit obligation at end of year	12,559	12,970	8,447	8,291	20,184	24,324

Change in plan assets:
Fair value of plan assets at beginning of year	9,725	10,106	−	−	8,170	9,265
Actual return on plan assets	740	530	−	−	(1,705)	61
Company contributions	−	−	620	529	597	574
Benefits paid	(844)	(911)	(620)	(529)	(1,552)	(1,730)

Fair value of plan assets at end of year	9,621	9,725	−	−	5,510	8,170

Funded status at end of year	$(2,938)	(3,245)	$(8,447)	(8,291)	$(14,674)	(16,154)

Unrecognized prior service cost (credit)		223		350		(7,710)
Unrecognized net actuarial loss		6,976		2,395		6,900

Net amount recognized		$3,954		$(5,546)		$(16,964)

The actual return on plan assets in 2006 for the postretirement benefit plans includes a loss of $1.6 million from the sale of a limited partnership investment.

The net amounts recognized in Viad’s consolidated balance sheets as of December 31 were as follows:

								Postretirement
	Funded Plans				Unfunded Plans			Benefit Plans
	2006		2005		2006	2005		2006	2005
	(in thousands)

Other current liabilities	$	−	$	−	$(530)	$	−	$(584)	$	−
Non-current liabilities		(2,938)		−	(7,917)		−	(14,090)		−
Net accrued liability		−		(3,245)	−		(8,014)	−		(16,964)
Intangible assets		−		223	−		350	−		−
Deferred tax assets		−		2,720	−		826	−		−
Accumulated other comprehensive income		−		4,256	−		1,292	−		−

Net amount recognized		$(2,938)		$3,954	$(8,447)		$(5,546)	$(14,674)		$(16,964)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Amounts recognized in accumulated other comprehensive income as of December 31, 2006 consist of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)

Net actuarial loss	$6,396	$2,442	$7,065	$15,903
Prior service cost (credit)	178	189	(8,973)	(8,606)

Subtotal	6,574	2,631	(1,908)	7,297
Less tax effect	(2,564)	(1,026)	(672)	(4,262)

Total	$4,010	$1,605	$(2,580)	$3,035

The estimated net actuarial loss and prior service cost for the pension plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are approximately $436,000 and $206,000, respectively. The estimated net actuarial loss and prior service credit for the postretirement benefit plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are approximately $544,000 and $1.4 million, respectively.

The allocation by category of the plans’ assets as of December 31 is as follows:

			Postretirement
	Pension Plans		Benefit Plans
	2006	2005	2006	2005

Equity securities	39.2%	39.0%	5.6%	5.7%
Fixed income securities	57.4%	57.8%	21.6%	25.6%
Limited partnership investment	0.0%	0.0%	0.0%	68.7%
Cash	0.6%	0.3%	72.8%	0.0%
Other	2.8%	2.9%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

The large percentage of cash in the postretirement benefit plans as of December 31, 2006 is the result of cash received in late December 2006 from the sale of a limited partnership investment that had not yet been reallocated by the end of the year. Once this was completed in early January 2007, the revised asset allocation was 80.3 percent, 19.4 percent and 0.3 percent in fixed income securities, equity securities and cash, respectively.

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

Viad utilizes a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed relative to Viad’s assumed rates for reasonableness and appropriateness.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid as well as the Medicare Part D subsidy expected to be received:

			Postretirement	Medicare
	Funded	Unfunded	Benefit	Part D Subsidy
	Plans	Plans	Plans	Receipts
	(in thousands)

2007	$669	$545	$2,104	$289
2008	744	541	2,117	298
2009	679	533	2,108	304
2010	658	518	2,067	305
2011	739	523	2,038	301
2012-2016	3,976	3,106	9,168	1,414

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets.

	Funded Plans		Unfunded Plans
	2006	2005	2006	2005
	(in thousands)

Projected benefit obligation	$12,559	$12,970	$8,447	$8,291
Accumulated benefit obligation	12,559	12,970	8,230	7,960
Fair value of plan assets	9,621	9,725	−	−

Contributions. The Company anticipates contributing $616,000 to its funded pension plans, $545,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2007.

Measurement Date. Viad utilizes a November 30 measurement date for its pension and postretirement benefit plans.

Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

			Postretirement
	Pension Plans		Benefit Plans
	2006	2005	2006	2005

Discount rate	5.50%	5.50%	5.50%	5.50%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

			Postretirement
	Pension Plans		Benefit Plans
	2006	2005	2006	2005

Discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.25%	8.50%	3.75%	3.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

The assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation for post-age 65 plan participants was eight percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan participants, the assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation was seven percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2005 accumulated postretirement benefit obligation was nine percent in the year 2005, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $1.7 million and the total of service and interest cost components by approximately $127,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $1.5 million and the total of service and interest cost components by approximately $121,000.

Other Employee Benefits. Contributions to multi-employer pension plans totaled $18.8 million, $17.4 million and $15.9 million in 2006, 2005 and 2004, respectively. Costs of 401(k) defined contribution and other pension plans totaled $2.6 million, $1.8 million and $805,000 in 2006, 2005 and 2004, respectively.

Note 18.	Restructuring Charges and Recoveries

In 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. As of December 31, 2005, all payments had been made and thus the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during 2006 and 2005 and recorded additional charges of $355,000 and $358,000, respectively. As of December 31, 2006, $1.2 million of the liability remained of which $246,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $986,000 under the caption “Other deferred items and liabilities.”

In 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. The charge consisted of costs associated with the closure and consolidation of certain facilities, severance and other employee benefits and included a provision for the write-down (net of estimated proceeds) of certain inventories and fixed assets, facility closure and lease termination costs (less estimated sublease income) and other exit costs. Exhibitgroup reversed certain costs that are not expected to be incurred during 2006, 2005 and 2004 of $24,000, $283,000 and $123,000, respectively. In addition, 2005 includes an $87,000 non-cash adjustment to the liability. These amounts were included in the consolidated statements of operations under the caption “Restructuring charges (recoveries).” As of December 31, 2006, there was a remaining liability of $1.3 million, of which $275,000 and $1.0 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Viad had substantially completed the restructuring activities by December 31, 2003; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

A summary of the change in the 2002 restructuring charge liability balance as of December 31, 2006 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
		(in thousands)

Balance at January 1, 2004	$1,164	$6,132	$7,296
Cash payments	(678)	(4,047)	(4,725)
Adjustment to liability	−	(123)	(123)

Balance at December 31, 2004	486	1,962	2,448
Cash payments	(239)	(265)	(504)
Adjustment to liability	(247)	(123)	(370)

Balance at December 31, 2005	−	1,574	1,574
Cash payments	−	(273)	(273)
Adjustment to liability	−	(24)	(24)

Balance at December 31, 2006	$ −	$1,277	$1,277

In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million associated with the closure and consolidation of certain facilities, severance and other employee benefits. As of December 31, 2006, a liability remained of $7.4 million, of which $1.3 million and $6.1 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Included in the “Adjustment to liability” amounts in

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

2006 and 2005 were $546,000 and $775,000, respectively, of certain facilities costs that are not expected to be incurred (the 2005 amount is offset by a $118,000 non-cash adjustment to the liability). Payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements.

A summary of the change in the 2001 restructuring charge liability balance as of December 31, 2006 is as follows:

		Facility Closure
	Severance	and Lease
	and Benefits	Termination	Total
	(in thousands)

Balance at January 1, 2004	$276	$13,413	$13,689
Cash payments	(276)	(2,626)	(2,902)
Non-cash adjustment	−	739	739

Balance at December 31, 2004	−	11,526	11,526
Cash payments	−	(1,883)	(1,883)
Adjustment to liability	−	(657)	(657)

Balance at December 31, 2005	−	8,986	8,986
Cash payments	−	(1,028)	(1,028)
Adjustment to liability	−	(546)	(546)

Balance at December 31, 2006	$ −	$7,412	$7,412

Note 19.	Leases

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to nine years, and some of which provide for renewal options up to 24 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

As of December 31, 2006, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases
	(in thousands)

2007	$24,536	$3,464
2008	21,238	2,936
2009	16,731	2,633
2010	12,687	2,490
2011	7,529	1,400
Thereafter	16,757	198

Total	$99,478	$13,121

Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2006	2005	2004
	(in thousands)

Minimum rentals	$32,123	$31,174	$31,697
Sublease rentals	(4,511)	(4,832)	(4,288)

Total rentals, net	$27,612	$26,342	$27,409

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 11.

Note 20.	Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2006 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Included in Viad’s other current liabilities as of December 31, 2005 were retained liabilities of $11.8 million relating to a previously sold manufacturing operation. In June 2006, Viad reversed these liabilities as a result of the expiration of product warranty liabilities and consequently recorded $7.4 million ($11.8 million pre-tax) in income from discontinued operations in the consolidated statements of operations. See Note 24.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although Viad is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2006 and 2005, Viad had recorded environmental remediation liabilities of $9.0 million and $9.3 million related to previously sold operations.

As of December 31, 2006, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2006 would be $31.8 million, of which $31.3 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of December 31, 2006, the aggregate guarantees related to credit or loan arrangements with banks were $494,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to over 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2006, approximately 41 percent of Viad’s regular full-time employees are covered by collective bargaining agreements. If the Company were unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for two one-year periods and now expires on December 31, 2007. The Park Service, in its sole discretion, may also extend Glacier Park’s concession contract for up to one additional year. When this contract ultimately expires, Glacier Park will either negotiate a new (or longer-term extended) concession contract or cease its concession services to the Park Service. If Glacier Park does negotiate a new or extended contract, possible terms would be for 10, 15 or 20 years, with 10 years being the most likely. If a new concessionaire is selected by the Park Service, Glacier Park’s business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated 19 percent of Travel and Recreation Services’ full year 2006 operating income.

Note 21.	Related Party Transactions

As described in Note 1, Viad separated its payment services business from its other businesses by means of a tax-free spin-off on June 30, 2004. Prior to the spin-off transaction, distributions from MoneyGram primarily represented cash transfers to Viad in order to fund working capital requirements and for general corporate purposes. Distributions to MoneyGram primarily represented cash payments to fund stockholder dividends, common stock repurchases, interest and principal payments on general corporate debt obligations and certain capital contributions associated with MoneyGram. The net distributions from MoneyGram prior to the spin-off transaction were $35.6 million for the year ended December 31, 2004.

During 2006, 2005 and subsequent to the spin-off transaction through December 31, 2004, Viad received aggregate payments from MoneyGram of $1.3 million, $11.1 million and $10.8 million, respectively, related to spin-off related costs, such as legal and administrative costs, and other costs primarily related to insurance, employee benefit programs and income taxes. Cash payments directly related to the spin-off transaction represent the settlement of balance sheet liabilities assumed by Viad at the time of the spin-off. Accordingly, the costs associated with these liabilities were reflected in MoneyGram’s results of operations. In addition, in 2006, 2005 and 2004, Viad received aggregate payments of $315,000, $1.4 million and $820,000, respectively, related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004. As of December 31, 2006 and 2005, Viad had amounts receivable from MoneyGram of $5,000 and $319,000, respectively, included in the consolidated balance sheets under the caption “Accounts receivable.”

As discussed in Note 4, in January 2005 Viad sold a 50 percent interest in its corporate aircraft to MoneyGram for $8.6 million in cash. The purchase price was determined by reference to third party appraisals that indicated a fair market value which closely approximated the net book value of the aircraft. Accordingly, no gain or loss was recorded in connection with the transaction. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram shared the fixed costs of operating the aircraft and each paid the variable costs depending on the usage by each company. During 2006 and 2005, Viad received aggregate payments of $274,000 and $1.4 million from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram were recorded as a reduction of expense under the caption “Corporate activities” in the consolidated statements of operations.

In January 2006, Viad sold the remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. In conjunction with this sale, the Joint Ownership Agreement was terminated. See Note 4 related to this transaction.

Note 22.	Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges and recoveries. The accounting policies of the operating segments are the same as those described in Note 1. Consolidated revenues and operating income reflect the elimination of intersegment sales and transfers.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Corporate activities include expenses not allocated to operations. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are presented in the accompanying tables:

	2006	2005	2004
	(in thousands)

Revenues:
GES	$623,082	$568,006	$540,085
Exhibitgroup	153,689	184,315	178,112
Travel and Recreation Services	79,260	73,933	67,460

	$856,031	$826,254	$785,657

Segment operating income (loss):
GES	$48,055	$43,572	$43,262
Exhibitgroup	(3,505)	511	(9,648)
Travel and Recreation Services	22,699	20,130	19,767

Reportable segments	67,249	64,213	53,381
Corporate activities	(12,349)	(13,052)	(14,533)

	54,900	51,161	38,848

Interest income	7,949	3,935	1,225
Interest expense	(1,559)	(2,554)	(2,267)
Gains on sale of corporate assets	3,468	−	−
Restructuring recoveries (charges):
GES	370	73	28
Exhibitgroup	200	985	95
Corporate	(355)	(315)	(1,363)
Impairment recoveries (charges):
GES	1,764	(843)	−
Exhibitgroup	(4,560)	−	(88,699)
Corporate	(600)	−	−

Income (loss) before income taxes and minority interests	$61,577	$52,442	$(52,133)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	2006	2005	2004
	(in thousands)

Assets:
GES	$264,997	$260,046	$255,788
Exhibitgroup	74,809	89,323	89,327
Travel and Recreation Services	122,051	132,725	117,360

Reportable segments	461,857	482,094	462,475
Corporate and other	210,707	203,596	195,957

	$672,564	$685,690	$658,432

Depreciation and amortization:
GES	$12,386	$12,264	$12,168
Exhibitgroup	2,821	4,348	4,840
Travel and Recreation Services	4,465	4,959	5,381

Reportable segments	19,672	21,571	22,389
Corporate and other	132	542	981

	$19,804	$22,113	$23,370

Capital expenditures:
GES	$17,189	$11,981	$10,089
Exhibitgroup	1,206	2,806	4,365
Travel and Recreation Services	1,484	5,208	851

Reportable segments	19,879	19,995	15,305
Corporate and other	257	43	69

	$20,136	$20,038	$15,374

Geographic Areas. Viad’s foreign operations are located principally in Canada and Europe. GES and Exhibitgroup revenues are designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	2006	2005	2004
	(in thousands)

Revenues:
United States	$715,293	$695,981	$667,641
Canada	108,843	97,787	85,355
Europe	31,895	32,486	32,661

Total revenues	$856,031	$826,254	$785,657

Long-lived assets:
United States	$99,436	$105,543	$115,957
Canada	59,245	63,320	61,143
Europe	2,425	2,679	3,527

Total long-lived assets	$161,106	$171,542	$180,627

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 23.	Common Stock Repurchases

In February 2006 and again in July 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares (for a total of two million shares) of the Company’s common stock from time to time at prevailing prices in the open market. As of December 31, 2006, Viad had repurchased 1,476,500 common shares for $49.4 million. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was in May 2003.

Note 24.	Discontinued Operations

In 2006, Viad recorded income from discontinued operations of $7.4 million ($11.8 million pre-tax) related to the reversal of certain current liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation. In addition, Viad recorded income from discontinued operations of $4.8 million, $1.2 million and $2.3 million in 2006, 2005 and 2004, respectively, primarily related to the favorable resolution of tax and other matters related to previously sold operations.

Note 25.	Subsequent Event

On February 1, 2007, Viad, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, completed the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”) for $34.4 million in cash. Melville is the leading exhibition services contractor in the United Kingdom and provides a full-spectrum of organizer and exhibitor services including shell scheme, electrical and lighting services, display installation and design services and registration and lead retrieval services. The Melville companies are wholly-owned subsidiaries of GES Service Companies Limited.

Note 26.	Condensed Consolidated Quarterly Results (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2006
Revenues:	$233,770	$237,409	$230,548	$154,304

Operating income (loss):
Ongoing operations(1)	$17,710	$25,799	$27,629	$(3,889)
Corporate activities	(1,852)	(3,347)	(3,457)	(3,693)
Gains on sale of corporate assets	3,468	−	−	−
Restructuring recoveries (charges)(2)	18	552	(355)	−
Impairment recoveries (losses)(3)	843	−	(193)	(4,046)

Operating income (loss)	$20,187	$23,004	$23,624	$(11,628)

Income (loss) from continuing operations	$13,757	$18,583	$22,023	$(3,038)
Net income (loss)	$13,608	$28,262	$23,519	$(1,835)
Diluted income (loss) per common share(4):
Income (loss) from continuing operations	$0.62	$0.86	$1.03	$(0.14)
Net income (loss)	$0.61	$1.30	$1.10	$(0.09)
Basic income (loss) per common share(4):
Income (loss) from continuing operations	$0.63	$0.87	$1.04	$(0.15)
Net income (loss)	$0.62	$1.32	$1.11	$(0.09)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2005
Revenues:	$249,512	$227,031	$191,137	$158,574

Operating income (loss):
Ongoing operations(1)	$22,767	$22,289	$16,366	$2,791
Corporate activities	(2,755)	(3,184)	(3,346)	(3,767)
Restructuring recoveries(2)	290	73	230	150
Impairment losses(3)	−	−	(843)	−

Operating income (loss)	$20,302	$19,178	$12,407	$(826)

Income from continuing operations	$12,425	$11,086	$9,371	$3,632
Net income	$12,198	$11,145	$10,699	$3,712
Diluted income per common share(4):
Income from continuing operations	$0.56	$0.50	$0.42	$0.16
Net income	$0.55	$0.50	$0.48	$0.17
Basic income per common share(4):
Income from continuing operations	$0.57	$0.51	$0.42	$0.16
Net income	$0.56	$0.51	$0.48	$0.17

(1)	Represents revenues less costs of services and products sold. Business interruption insurance proceeds of $1.7 million were included in the fourth quarter of 2006.

(2)	In 2006, $570,000 was reversed related to Viad restructuring reserves. Viad also recorded charges of $355,000. In 2005, $1.1 million was reversed related to Viad restructuring reserves. Viad also recorded charges of $358,000.

(3)	During the third quarter of 2005, Viad recorded asset impairment and related losses of $843,000 related to damage caused by Hurricane Katrina to GES’s New Orleans facility. During 2006, Viad recorded recoveries of $1.8 million related to property claims associated with Hurricane Katrina, of which $843,000, $407,000 and $514,000 was recorded in the first, third and fourth quarter, respectively. In addition, Viad received a settlement of its business interruption insurance claim of $1.7 million which was recorded in GES’s fourth quarter 2006 operating income. In the fourth quarter of 2006, Viad recorded a non-cash impairment loss of $4.6 million relating to the write-off of the remaining book value of the trademark asset at Exhibitgroup. In the third quarter of 2006, Viad recorded an impairment loss of $600,000 related to the reduction in value of a non-core asset which was sold in the fourth quarter of 2006.

(4)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for share-based payment to comply with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and as discussed in Note 17 to the financial statements, in 2006 the Company changed its method of accounting for pension and postretirement obligations to comply with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE llp
Deloitte & Touche llp
Phoenix, Arizona
March 1, 2007

VIAD CORP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at		Charged to			Credited
	Beginning	Charged to	Other			to Other	Balance at
Description	of Year	Expense	Accounts	Write Offs		Accounts	End of Year
	(in thousands)

Allowance for doubtful accounts for the years ended:
December 31, 2004	$2,555	$1,428	$ −		$(1,757)	$ −	$2,226
December 31, 2005	2,226	1,112	−		(1,938)	−	1,400
December 31, 2006	1,400	1,475	−		(1,501)	−	1,374

Deferred tax valuation allowance for the years ended:
December 31, 2004	$ −	$ −	$ −	$	−	$ −	$ −
December 31, 2005	−	−	−		−	−	−
December 31, 2006	−	325	−		−	−	325

EXHIBIT INDEX

Exhibits. #

3	.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
3	.B	Copy of Bylaws of Viad Corp, as amended through February 22, 2007, filed as Exhibit 3 to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.
4	.A	Copy of $150,000,000 Amended and Restated Credit Agreement (senior secured credit facility) dated as of June 15, 2006, filed as Exhibit 4 to Viad Corp’s Form 8-K filed June 19, 2006, is hereby incorporated by reference.
4	.B	Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement filed with the $150,000,000 Credit Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
4	.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002.
4	.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference.
10	.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+
10	.B	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.C1	Copy of form of Performance-Driven Restricted Stock Agreement, as amended August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.C2	Copy of form of Performance-Based Restricted Stock Agreement, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.C3	Copy of form of Amendment to Performance-Based Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.C4	Copy of form of Performance-Based Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.C5	Copy of form of Restricted Stock Agreement for Executives (three-year cliff vesting), as amended February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10	.C6	Copy of form of Amendment to Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.C7	Copy of form of Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.C8	Copy of form of Restricted Stock Agreement for Outside Directors (three-year cliff vesting), as adopted February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10	.C9	Copy of form of Amendment to Restricted Stock Agreement for Outside Directors, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.C10	Copy of form of Restricted Stock Agreement for Outside Directors, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.C11	Copy of Performance Unit Incentive Plan, amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.C12	Copy of Performance Unit Agreement, adopted March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.C13	Copy of Viad Corp Management Incentive Plan, as amended March 29, 2005, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.D	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+

Exhibits. #

10	.E1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 30, 2004, between Viad Corp and Chairman, President and Chief Executive Officer, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+
10	.E2	Copy of forms of Viad Corp Amended and Restated Executive Severance Plans (First and Second Tier) covering certain employees, amended as of November 30, 2006, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed December 6, 2006, is hereby incorporated by reference.+
10	.E3	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference.+
10	.F1	Copy of Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon effective as of April 1, 2006, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.F2	Copy of First Amendment to Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon dated February 7, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference.+
10	.G	Copy of Viad Corp Supplemental TRIM Plan as Amended and Restated August 20, 2003 and filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.+
10	.H1	Copy of Viad Corp Supplemental Pension Plan, as amended and restated effective January 1, 2001, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended June 30, 2001, is hereby incorporated by reference.+
10	.H2	Copy of First Amendment to the Restated Viad Corp Supplemental Pension Plan, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2003, is hereby incorporated by reference.+
10	.H3	Copy of Amendment No. 2 to the Restated Viad Corp Supplemental Pension Plan dated March 30, 2004, filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended March 31, 2004, is hereby incorporated by reference.+
10	.H4	Copy of Amendment No. 3 to the Restated Viad Corp Supplemental Pension Plan dated June 30, 2004, filed as Exhibit 10.J4 to Viad Corp’s Form 10-K for the period ended December 31, 2004, is hereby incorporated by reference.+
10	.H5	Copy of Amendment No. 4 to the Restated Viad Corp Supplemental Pension Plan dated August 24, 2006, filed as Exhibit 10 to Viad Corp’s Form 8-K filed August 29, 2006, is hereby incorporated by reference.+
10	.I	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
10	.J	Summary of Compensation Program of Non-Employee Directors of Viad Corp as of February 23, 2006, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.K1	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.K2	Copy of form of Non-Qualified Incentive Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.L	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, filed as Appendix C to Viad Corp’s Proxy Statement filed September 21, 1987, is hereby incorporated by reference.+
14		Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference.
21		List of Subsidiaries of Viad Corp.*
23		Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*
24		Power of Attorney signed by Directors of Viad Corp.*
31.1		Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2		Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1		Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
32.2		Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.