Form 10-Q
period 2007-03-31
VIAD CORP
filed 2007-05-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 30, 2007, 21,074,044 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$128,625	$178,073
Accounts receivable, net of allowance for doubtful accounts of $1,278 and $1,374, respectively	83,722	40,757
Inventories	45,638	43,523
Deferred income taxes	21,052	16,521
Other current assets	12,389	8,444

Total current assets	291,426	287,318
Property and equipment, net	146,196	135,958
Other investments and assets	28,183	25,148
Deferred income taxes	37,952	39,152
Goodwill	213,999	184,154
Other intangible assets, net	13,751	834

Total Assets	$731,507	$672,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,504	$35,039
Other current liabilities	108,058	94,546
Current portion of long-term debt and capital lease obligations	2,125	2,099

Total current liabilities	181,687	131,684
Long-term debt and capital lease obligations	12,673	12,943
Pension and postretirement benefits	25,359	25,480
Other deferred items and liabilities	80,252	67,314
Commitments and contingencies (Note 15)
Minority interest	5,163	5,220
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	631,204	637,177
Retained earnings	23,246	20,065
Unearned employee benefits and other	(12,760)	(14,214)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	510	498
Unrealized loss on derivative financial instruments	(87)	(103)
Cumulative foreign currency translation adjustments	24,956	23,538
Unrecognized net actuarial loss and prior service cost	(3,075)	(3,035)
Common stock in treasury, at cost, 3,860,954 and 3,662,716 shares, respectively	(275,023)	(271,405)

Total common stock and other equity	426,373	429,923

Total Liabilities and Stockholders’ Equity	$731,507	$672,564

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Revenues:
Convention show services	$238,851	$187,263
Exhibit design and construction	40,376	41,588
Travel and recreation services	4,462	4,919

Total revenues	283,689	233,770

Costs and expenses:
Costs of services	212,875	170,612
Costs of products sold	45,696	45,448
Corporate activities	2,309	1,852
Gains on sale of corporate assets	—	(3,468)
Restructuring charges (recoveries)	1,210	(18)
Impairment recoveries	—	(843)
Net interest income	(1,323)	(1,437)

Total costs and expenses	260,767	212,146

Income before income taxes and minority interest	22,922	21,624
Income tax expense	8,929	7,979
Minority interest	(57)	(112)

Income from continuing operations	14,050	13,757
Loss from discontinued operations	(94)	(149)

Net income	$13,956	$13,608

Diluted income per common share
Income from continuing operations	$0.66	$0.62
Loss from discontinued operations	—	(0.01)

Net income	$0.66	$0.61

Weighted-average outstanding and potentially dilutive common shares	21,128	22,202

Basic income per common share
Income from continuing operations	$0.68	$0.63
Loss from discontinued operations	—	(0.01)

Net income	$0.68	$0.62

Weighted-average outstanding common shares	20,651	21,812

Dividends declared per common share	$0.04	$0.04

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)
Net income	$13,956	$13,608

Other comprehensive income (loss):
Unrealized gains on investments:
Holding gains arising during the period, net of tax	12	58
Unrealized gain (loss) on derivative financial instruments:
Holding gain (loss) arising during the period, net of tax	16	(18)
Unrealized foreign currency translation adjustments	1,418	(539)
Pension and postretirement benefit plans:
Amortization of prior service cost, net of tax	(188)	—
Amortization of net actuarial loss, net of tax	148	—

Other comprehensive income (loss)	1,406	(499)

Comprehensive income	$15,362	$13,109

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$13,956	$13,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,196	4,823
Deferred income taxes	(3,619)	928
Loss from discontinued operations	94	149
Restructuring charges (recoveries)	1,210	(18)
Gains on dispositions of property and other assets	(68)	(3,476)
Share-based compensation expense	2,326	2,021
Tax benefits from share-based compensation arrangements	1,093	3,001
Excess tax benefits from share-based compensation arrangements	(1,000)	(2,063)
Other non-cash items, net	1,103	953
Change in operating assets and liabilities:
Receivables	(30,881)	(13,522)
Inventories	789	224
Accounts payable	31,391	6,088
Restructuring liabilities	(1,237)	(352)
Other assets and liabilities, net	(19,668)	(6,579)

Net cash provided by operating activities	685	5,785

Cash flows from investing activities:
Capital expenditures	(11,263)	(6,070)
Acquisition of business, net of cash acquired	(29,137)	—
Proceeds from dispositions of property and other assets	479	13,264

Net cash provided by (used in) investing activities	(39,921)	7,194

Cash flows from financing activities:
Payments on debt and capital lease obligations	(584)	(533)
Dividends paid on common stock	(840)	(881)
Common stock purchased for treasury	(10,480)	(13,290)
Excess tax benefits from share-based compensation arrangements	1,000	2,063
Proceeds from exercise of stock options	630	1,873

Net cash used in financing activities	(10,274)	(10,768)

Effect of exchange rate changes on cash and cash equivalents	62	(107)

Net increase (decrease) in cash and cash equivalents	(49,448)	2,104
Cash and cash equivalents, beginning of year	178,073	152,601

Cash and cash equivalents, end of period	$128,625	$154,705

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$5,406	$2,798

Interest	$258	$310

Equipment acquired under capital leases	$365	$272

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2006, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on March 1, 2007.
     The consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of: GES Exposition Services, Inc. (“GES”), Exhibitgroup/Giltspur (“Exhibitgroup”) and Travel and Recreation Services.
Note 2. Share-Based Compensation
     Viad grants share-based compensation awards pursuant to the Viad Corp Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by Viad’s stockholders in 1997. The Omnibus Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based awards; and (d) stock appreciation rights. The number of shares of common stock available for grant under the Omnibus Plan in each calendar year is limited to two percent of the total number of shares of common stock outstanding as of the first day of each year, provided that any shares available for grant in a particular year which are not, in fact, granted in that year will be added to the shares available for grant in any subsequent year. Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during the three months ended March 31, 2007 or 2006.
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended March 31, 2007 and 2006 was $2.3 million and $2.0 million, respectively. Furthermore, the total tax benefits related to such costs were $884,000 and $772,000 for the three months ended March 31, 2007 and 2006, respectively. No share-based compensation costs were capitalized during the three months ended March 31, 2007 or 2006.
     The following table summarizes stock option activity during the three months ended March 31, 2007:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2007	836,912	$24.19	600,707
Granted	21,400	38.44
Exercised	(18,424)	23.44
Forfeited	(6,393)	27.03

Options outstanding at March 31, 2007	833,495	24.55	642,399

     The following table summarizes information concerning stock options outstanding and exercisable as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$17.51 to $23.28	177,791	4.6 years	$19.24	177,791	$19.24
$23.32 to $24.05	193,579	3.1 years	23.77	193,579	23.77
$24.22 to $26.07	180,655	4.4 years	25.16	144,877	25.40
$26.31 to $26.37	154,290	4.9 years	26.31	59,900	26.31
$26.47 to $38.44	127,180	4.3 years	30.15	66,252	28.08

$17.51 to $38.44	833,495	4.2 years	24.55	642,399	23.56

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company as described in Note 16. As of March 31, 2007, there were 87,922 of such options outstanding of which 69,673 were exercisable, both with exercise prices ranging from $17.51 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 4.1 years. During the three months ended March 31, 2007, a total of 8,477 options were exercised by MoneyGram employees at exercise prices ranging from $19.57 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of March 31, 2007 was $11.7 million and is based on the weighted-average exercise price and Viad’s closing stock price of $38.60 as of March 31, 2007. The total intrinsic value of stock option awards exercised during the three months ended March 31, 2007 and 2006 was $713,000 and $1.1 million, respectively. The fair value of stock options that vested during the three months ended March 31, 2007 and 2006 was $548,000 and $1.9 million, respectively. During the three months ended March 31, 2007 and 2006, Viad received cash proceeds from the exercise of stock options of $630,000 and $1.9 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $1.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.
     Restricted stock awards were granted during the three months ended March 31, 2007 and 2006, the grant date fair values of which were based on the fair market value on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Viad expects to recognize the unamortized cost of all outstanding awards in the consolidated financial statements over a weighted-average period of approximately 1.6 years. Viad also granted performance-based restricted stock (“PBRS”) awards during the three months ended March 31, 2007 and 2006. The weighted-average grant date fair values are based on the fair market value on the date of grant. PBRS vests if certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, an additional one third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Viad expects to recognize the unamortized costs of all outstanding awards in the consolidated financial statements over a weighted-average period of approximately 1.1 years.
     The following table summarizes restricted stock and PBRS activity during the three months ended March 31, 2007:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2007	295,225	$30.02	109,788	$28.79
Granted	76,400	38.57	33,400	38.44
Vested	(23,875)	24.12	(51,276)	27.81
Forfeited	(350)	38.43	—	—

Balance at March 31, 2007	347,400	32.29	91,912	32.85

     During the three months ended March 31, 2007 and 2006, Viad granted performance unit incentive plan (“PUP”) awards to key employees pursuant to the Omnibus Plan. PUP awards are earned based on the level of achievement of predefined performance goals over the three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of

March 31, 2007, Viad had a liability recorded of $7.6 million related to the PUP awards. Share-based compensation expense related to the PUP awards is recognized ratably over the requisite service period, which is approximately three years. There were no PUP awards which vested during the three months ended March 31, 2007 or 2006. Furthermore, there were no cash settlements of PUP awards or any other share-based compensation awards during such periods.
Note 3. Impairment Losses and Recoveries
     During the three months ended March 31, 2006, Viad recorded insurance recoveries of $843,000 related to claims associated with GES’s operations in New Orleans damaged by Hurricane Katrina. Certain claims related to Exhibitgroup remain pending with Viad’s insurance carriers and the amounts of recoveries related to Exhibitgroup, if any, remain uncertain.
Note 4. Gains on Sale of Corporate Assets
     In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft along with related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. See Note 16.
     Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million.
Note 5. Acquisition of Business
     On February 1, 2007, Viad, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, completed the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”). Melville is the leading exhibition services contractor in the United Kingdom and provides a full spectrum of organizer and exhibitor services including shell scheme, electrical and lighting services, display installation and design services and registration and lead retrieval services. The acquisition of Melville expands GES’s operations to the major exhibition facilities within the United Kingdom and also provides GES a platform for expansion into other international markets. The Melville companies are wholly-owned subsidiaries of GES Service Companies Limited. The operating results of Melville have been included in Viad’s consolidated financial statements from the date of acquisition.
     In connection with the acquisition, the Company paid the former owners of Melville $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. In addition, the Company capitalized $1.3 million of restructuring costs related to the transaction. These costs primarily relate to the planned consolidation of duplicate facilities at Melville, as well as certain severance and other employee benefit costs. The restructuring costs were recognized as a liability on the date of acquisition, which resulted in additional goodwill. See Note 14.
     The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The purchase price allocation involves estimates, which may be adjusted during the allowable allocation period of one year from the date of acquisition. The following condensed balance sheet information represents the preliminary amounts assigned to each major asset and liability caption of Melville as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$5,848
Accounts receivable	11,383
Other current assets	6,063
Property and equipment	4,978
Goodwill	29,282
Other intangible assets	13,090

Total assets acquired	70,644

Accounts payable	(16,632)
Customer deposits	(11,035)
Other current liabilities	(5,890)
Other non-current liabilities	(2,102)

Total liabilities acquired	(35,659)

Purchase price	$34,985

     The Company recorded $29.3 million of goodwill in connection with the transaction, which is included in the GES reporting segment. The entire amount of goodwill related to the Melville acquisition is expected to be deductible for tax purposes over a period of approximately 15 years. The amounts assigned to other intangible assets include $9.2 million of non-amortizable trademarks and trade names and $3.8 million of intangible assets subject to amortization. The amortizable intangible assets consist of $3.1 million of customer relationships, $393,000 of customer contracts and $305,000 of other intangible assets. The amortizable intangible assets are expected to be recognized in the consolidated financial statements over a weighted-average amortization period of approximately 5.6 years. See Note 8.
     The following table summarizes the unaudited pro forma results of operations of Viad for the three months ended March 31, 2007 and 2006, assuming that the acquisition of Melville had been completed at the beginning of each period:

	2007	2006
	(in thousands, except per
	share data)
Revenue	$293,260	$261,786
Income from continuing operations	$14,596	$16,034
Net income	$14,502	$15,885
Diluted net income per share	$0.69	$0.72
Basic net income per share	$0.70	$0.73
Note 6. Inventories
     The components of inventories were as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Raw materials	$26,841	$24,068
Work in process	18,797	19,455

Inventories	$45,638	$43,523

Note 7. Property and Equipment
     Property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Land	$24,553	$24,375
Buildings and leasehold improvements	83,307	80,831
Equipment and other	236,510	225,883

	344,370	331,089
Accumulated depreciation	(198,174)	(195,131)

Property and equipment, net	$146,196	$135,958

     Depreciation expense for the three months ended March 31, 2007 and 2006 was $5.0 million and $4.8 million, respectively.
Note 8. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the three months ended March 31, 2007 were as follows:

		Travel and
	GES	Recreation	Total
	(in thousands)
Balance at January 1, 2007	$149,490	$34,664	$184,154
Melville acquisition	29,282	—	29,282
Foreign currency translation adjustments	145	418	563

Balance at March 31, 2007	$178,917	$35,082	$213,999

A summary of other intangible assets as of March 31, 2007 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer-related intangibles	$4,453	$(636)	$3,817
Other	900	(245)	655

	5,353	(881)	4,472

Unamortized intangible assets:
Trademarks and trade names	9,249	—	9,249
Marketing-related intangible	30	—	30

	9,279	—	9,279

Total	$14,632	$(881)	$13,751

A summary of other intangible assets as of December 31, 2006 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer-related intangibles	$901	$(481)	$420
Other	589	(205)	384

	1,490	(686)	804
Unamortized intangible assets:
Marketing-related intangible	30	—	30

Total	$1,520	$(686)	$834

     Intangible asset amortization expense for the three months ended March 31, 2007 and 2006 was $187,000 and $69,000, respectively. The estimated weighted-average amortization period of amortized intangible assets as of March 31, 2007 was approximately 4.9 years. Estimated amortization expense related to amortized intangible assets for the remainder of 2007 and the four succeeding years is expected to be as follows:

(in thousands)
2007	$803
2008	$1,056
2009	$813
2010	$693
2011	$539
Thereafter	$568

Note 9. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Continuing operations:
Customer deposits	$43,036	$30,497
Accrued compensation	19,265	22,145
Accrued income taxes	7,340	8,464
Self-insured liability accrual	7,115	7,681
Accrued restructuring	2,622	1,572
Accrued dividends	899	937
Other	23,271	17,062

	103,548	88,358

Discontinued operations:
Environmental remediation liabilities	2,510	2,825
Self-insured liability accrual	883	752
Accrued income taxes	—	1,507
Other	1,117	1,104

	4,510	6,188

Total other current liabilities	$108,058	$94,546

          Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Continuing operations:
Accrued income taxes	$15,949	$—
Self-insured liability accrual	13,171	12,278
Accrued restructuring	7,382	7,117
Accrued compensation	6,631	12,109
Foreign deferred tax liability	5,483	5,439
Deferred gain on sale of property	3,302	3,544
Other	8,800	6,573

	60,718	47,060

Discontinued operations:
Self-insured liability accrual	10,543	11,170
Environmental remediation liabilities	6,279	6,217
Accrued income taxes	1,340	—
Other	1,372	2,867

	19,534	20,254

Total other deferred items and liabilities	$80,252	$67,314

Note 10. Debt
     As of March 31, 2007, Viad’s total debt of $14.8 million consisted of $4.9 million of capital lease obligations and a $9.9 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”) which was amended June 15, 2006. The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2007, Viad was in compliance with all covenants.
Note 11. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations for the three months ended March 31 is as follows:

	2007	2006
	(in thousands, except per share data)

Income from continuing operations	$14,050	$13,757

Weighted-average outstanding common shares	20,651	21,812
Additional dilutive shares related to share-based compensation	477	390

Weighted-average outstanding and potentially dilutive common shares	21,128	22,202

Diluted income per share from continuing operations	$0.66	$0.62

Basic income per share from continuing operations	$0.68	$0.63

     No options were anti-dilutive during the three months ended March 31, 2007, and, therefore, no options were excluded from the computation of diluted income per share in that period. Options to purchase 9,000 shares of common stock were outstanding during the three months ended March 31, 2006 but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 12. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the three months ended March 31 is as follows:

	2007		2006
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$8,023	35.0%	$7,568	35.0%
State income taxes, net of federal benefit	1,370	6.0%	1,319	6.1%
Tax settlements and refunds	—	0.0%	(1,018)	(4.7%)
Other, net	137	0.6%	473	2.2%

	9,530	41.6%	8,342	38.6%
Adjustment to estimated annual effective rate (1)	(601)	(2.6%)	(363)	(1.7%)

Income tax expense	$8,929	39.0%	$7,979	36.9%

(1)	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” requires that income taxes be recorded based on the estimated effective tax rate expected to be applicable for the entire fiscal year.
     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

     Effective January 1, 2007, Viad adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a more-likely-than-not threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of January 1, 2007, the cumulative effect of applying the provisions of FIN 48 resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million, and an increase to deferred tax assets of $3.2 million.
     As of March 31, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $16.0 million and $15.7 million, respectively. In addition, as of March 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.4 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended March 31, 2007 and 2006, Viad recorded tax-related interest expense of $291,000 and $365,000, respectively, which were included in income tax expense.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $942,000 as of March 31, 2007 and January 1, 2007. In addition, as of March 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $397,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) from January 1, 2007 through March 31, 2007:

	Continuing	Discontinued
	Operations	Operations	Total

	(in thousands)
Balance at January 1, 2007	$15,738	$942	$16,680
Accruals for tax positions taken in prior years	243	—	243
Foreign exchange effects	56	—	56

Balance at March 31, 2007	$16,037	$942	$16,979

     As of March 31, 2007, the entire amount of unrecognized tax benefits for continuing operations of $16.0 million (excluding federal income tax effects of $3.2 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $6.4 million (excluding federal income tax effects of $845,000) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Viad’s 2003 through 2005 U.S. federal tax years and various state tax years from 1997 through 2005 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2005 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     In conjunction with the adoption of FIN 48, Viad has classified liabilities associated with uncertain tax positions as non-current liabilities in Viad’s consolidated balance sheet unless they are expected to be paid within the next year. As of March 31, 2007 and January 1, 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $17.3 million and $17.0 million, respectively, were classified as non-current liabilities.

Note 13. Pension and Postretirement Benefit Plans
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended March 31 included the following components:

			Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
	(in thousands)
Service cost	$47	$52	$19	$21
Interest cost	274	280	260	322
Expected return on plan assets	(186)	(199)	(93)	(71)
Amortization of prior service cost (credit)	52	52	(362)	(290)
Recognized net actuarial loss	109	120	136	145

Net periodic benefit cost (credit)	$296	$305	$(40)	$127

     Viad expects to contribute $616,000 to its funded pension plans, $545,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2007. As of March 31, 2007, Viad had contributed $136,000 to its unfunded pension plans and $279,000 to its postretirement benefit plans.
Note 14. Restructuring Charges and Recoveries
     In March 2007, Exhibitgroup recorded a restructuring charge totaling $1.2 million consisting of severance and other employee benefits associated with an organizational realignment. As of March 31, 2007, there was a liability remaining of $306,000 which was included in the consolidated balance sheets under the caption “Other current liabilities.” This liability is expected to be paid during 2007. Additionally, in conjunction with the acquisition of Melville, GES recorded a restructuring liability of $1.3 million consisting primarily of costs associated with the planned consolidation of duplicate facilities at Melville of $853,000, certain severance and other employee benefit costs of $281,000 and other exit costs of $208,000. GES expects to substantially complete the restructuring activities by December 31, 2007; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. As of March 31, 2007, the entire $1.3 million liability remained of which $715,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $627,000 under the caption “Other deferred items and liabilities.”
     In 2004, Viad recorded a restructuring charge of $850,000 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during 2006 and 2005 and recorded additional charges of $355,000 and $358,000, respectively. As of March 31, 2007, $1.1 million of the liability remained of which $246,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $903,000 under the caption “Other deferred items and liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. As of March 31, 2007, there was a remaining liability of $1.2 million (comprised solely of future lease payment obligations), of which $275,000 and $947,000 were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million. As of March 31, 2007, a liability remained of $7.1 million (comprised solely of future lease payment obligations), of which $1.3 million and $5.8 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in Viad’s restructuring liability balances as of March 31, 2007 is as follows:

	2007	2002	2001
	Restructuring	Restructuring	Restructuring
	(in thousands)
Balance at January 1, 2007	$—	$1,277	$7,412
Melville acquisition liability	1,342	—	—
Restructuring charge	1,210	—	—
Cash payments	(904)	(55)	(278)

Balance at March 31, 2007	$1,648	$1,222	$7,134

Note 15. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and legal matters including claims and counter-claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2007, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although Viad is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2007 and December 31, 2006, Viad had recorded environmental remediation liabilities of $8.8 million and $9.0 million related to previously sold operations, respectively.
     As of March 31, 2007, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2007 would be $31.4 million, of which $31.3 million related to aggregate guarantees on leased facilities and equipment expiring through January 2015. As of March 31, 2007, the aggregate guarantees related to credit or lease arrangements with banks were $81,000 which expire concurrent with the credit or lease arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Note 16. Related Party Transactions
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
     In January 2006, Viad sold its 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. In conjunction with this sale, a Joint Ownership Agreement that was in place was terminated.

Note 17. Segment Information
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

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenues:
GES	$244,885	$194,127
Exhibitgroup	34,342	34,724
Travel and Recreation Services	4,462	4,919

	$283,689	$233,770

Segment operating income (loss):
GES	$32,206	$22,420
Exhibitgroup	(4,675)	(3,027)
Travel and Recreation Services	(2,413)	(1,683)

	25,118	17,710
Corporate activities	(2,309)	(1,852)

	22,809	15,858
Interest income	1,789	1,803
Interest expense	(466)	(366)
Gains on sale of corporate assets	—	3,468
Restructuring recoveries (charges):
GES	—	18
Exhibitgroup	(1,210)	—
Impairment recoveries	—	843

Income before income taxes and minority interest	$22,922	$21,624

	March 31,	December 31,
	2007	2006
	(in thousands)
Assets:
GES	$368,489	$264,997
Exhibitgroup	74,996	74,809
Travel and Recreation Services	119,558	122,051
Corporate and other	168,464	210,707

	$731,507	$672,564

Note 18. Impact of Recent Accounting Pronouncements
     Viad adopted the provisions of FIN 48 on January 1, 2007. Refer to Note 12 for a full discussion of the adoption of FIN 48 and its impact on Viad’s consolidated financial statements.

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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for its pension and postretirement benefit plans and has not yet determined if the adoption of the remaining provisions of SFAS No. 158 will have a material impact on its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument-by-instrument basis (in its entirety) and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad will adopt SFAS No. 159 on January 1, 2008. Viad has not yet determined if the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.
Note 19. Common Stock Repurchases
     During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate of two million shares of the Company’s common stock from time to time at prevailing prices in the open market. During the three months ended March 31, 2007, Viad repurchased 276,300 common shares for $10.5 million. Shares purchased in 2006 under this program amounted to 1,476,500 shares. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
Note 20. Discontinued Operations
     During the three months ended March 31, 2007 and 2006, Viad recorded losses from discontinued operations of $94,000 and $149,000, respectively, primarily relating to tax and other matters associated with previously sold operations.
Note 21. Subsequent Event
     On April 13, 2007, Viad, through its wholly-owned subsidiary Brewster Inc., completed the acquisition of a tour boat operator in Banff, Alberta, Canada for $2.1 million in cash.

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
Overview:
     Viad Corp (“Viad” or the “Company”) operates in three reportable business segments as follows:
     GES — GES Exposition Services, Inc. (“GES”) and its affiliates provide exhibition and event services throughout North America and in the United Kingdom consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’s customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation, material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling. With the acquisition of Melville Exhibition and Event Services Limited and its affiliated company, Corporate Technical Services Limited, (collectively “Melville”) in February 2007, GES expanded its operations to the major exhibition facilities in the United Kingdom. Melville also provides GES a platform for expansion into other international markets.
     Exhibitgroup — Exhibitgroup/Giltspur (“Exhibitgroup”) and its affiliates are a global face-to-face marketing company that specialize in the custom design, fabrication, installation, dismantling and warehousing of exhibition and event exhibits and displays. Full service capabilities include online ordering and e-services, program management, measurement and training services, and event, retail and integrated marketing solutions for clients in diversified industries that participate in exhibitions, corporate and specialty events, road shows and other “face-to-face” marketing. Exhibitgroup also refurbishes and leases exhibits, designs and builds retail merchandising units, kiosks and permanent displays and provides exhibit transportation.
     Travel and Recreation Services — Brewster Inc. (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.
     The following are financial highlights of the first quarter of 2007 as compared to the first quarter of 2006 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $283.7 million, a 21.4 percent increase from 2006

•	Net income of $14.0 million versus $13.6 million in 2006

•	Diluted income per share of $0.66 versus $0.61 in 2006

•	Viad completed the acquisition of Melville on February 1, 2007 for $35.0 million

•	Viad recorded a restructuring charge of $1.2 million related to severance costs associated with an organizational realignment at Exhibitgroup

•	Cash and cash equivalents totaled $128.6 million as of March 31, 2007

•	Debt was $14.8 million as of March 31, 2007

•	Viad repurchased 276,300 shares of its common stock for $10.5 million
     GES
•	Revenues of $244.9 million, an increase of 26.1 percent from 2006

•	Segment operating income of $32.2 million, an increase of 43.6 percent from 2006
     Exhibitgroup
•	Revenues of $34.3 million, a decrease of 1.1 percent from 2006

•	Segment operating loss of $4.7 million, compared to a loss of $3.0 million in the first quarter of 2006

     Travel and Recreation Services
•	Revenues of $4.5 million, a decrease of 9.3 percent from 2006

•	Segment operating loss of $2.4 million, compared to a loss of $1.7 million in the first quarter of 2006
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
     A reconciliation of Adjusted EBITDA to net income for the three months ended March 31 is as follows:

	2007	2006
	(in thousands)
Adjusted EBITDA	$28,641	$26,082
Interest expense	(466)	(366)
Income tax expense	(8,929)	(7,979)
Depreciation and amortization	(5,196)	(4,823)
Impairment recoveries	—	843
Loss from discontinued operations	(94)	(149)

Net income	$13,956	$13,608

     The increase in Adjusted EBITDA of $2.6 million for the first quarter of 2007 compared to the first quarter of 2006 was driven by higher segment operating income at GES, partially offset by lower segment operating income at Exhibitgroup and Travel and Recreation Services, unfavorable restructuring charges and by the gains on sale of corporate assets in 2006.
     See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of First Quarter of 2007 to the First Quarter of 2006
     In the first quarter of 2007, revenues increased 21.4 percent to $283.7 million from $233.8 million in the first quarter of 2006. The increase was primarily due to strong performance at GES and the acquisition of Melville. Income before income taxes and minority interest was $22.9 million for the first quarter of 2007, compared to $21.6 million in the first quarter of 2006. Viad’s income from continuing operations for the first quarter of 2007 was $14.1 million, or $0.66 per diluted share, up from $13.8 million, or $0.62 per diluted share, in the first quarter of 2006. This was largely the result of improved operating results at GES, mostly offset by certain items occurring in the first quarter of 2006, but not in 2007, including the gains on sale of corporate assets of $3.5 million ($2.2 million after-tax), the favorable resolution of tax matters of $1.0 million and impairment recoveries of $843,000 ($508,000 after-tax) as well as the 2007 restructuring charge at Exhibitgroup of $1.2 million ($737,000 after-tax).

     Net income for the first quarter of 2007 was $14.0 million, or $0.66 per diluted share, including a loss from discontinued operations of $94,000, primarily related to tax and other matters associated with previously sold operations. This compares to net income of $13.6 million, or $0.61 per diluted share, in the first quarter of 2006, which included a loss from discontinued operations of $149,000, or $0.01 per diluted share, also related to tax and other matters associated with previously sold operations.
     GES. Revenues for GES were $244.9 million for the first quarter of 2007, up 26.1 percent from $194.1 million in the first quarter of 2006. The increase resulted primarily from base same-show growth of 10.5 percent and new business, as well as $23.6 million in revenue from Melville. Segment operating income was $32.2 million in the first quarter of 2007, up from $22.4 million in the first quarter of 2006. The increase in segment operating income was primarily due to the growth in revenue.
     In general, the exhibition and event industry is experiencing continued signs of modest growth in terms of square footage and number of exhibitors. Management believes that further improvements in the economy and corporate earnings could lead to increased show spending. The prospects for individual shows tend to be driven by the success of the industry related to those shows. GES has a diversified revenue base and is generally insulated from industry-specific trends.
     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.
     Exhibitgroup. Revenues for Exhibitgroup were $34.3 million in the first quarter of 2007, which were comparable to first quarter 2006 revenues of $34.7 million. Segment operating loss was $4.7 million in the first quarter of 2007 compared to $3.0 million in the first quarter of 2006. The decline in Exhibitgroup’s operating results was primarily due to costs associated with initiatives to increase revenue and shareholder value in the future. As part of the implementation of these initiatives, Exhibitgroup recorded a restructuring charge of $1.2 million in the first quarter of 2007 related to severance costs associated with an organizational realignment. This restructuring charge is not included in the segment operating loss of $4.7 million.
     Visibility over future revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. In response to a challenging exhibit market, management is focused on repositioning Exhibitgroup as a marketing services firm to capture a greater share of its clients’ marketing budgets by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as cost control and productivity enhancements in order to improve profitability in future years. Management expects operating results to decline in 2007 as a result of costs associated with the initiatives to reposition Exhibitgroup for future growth. Management is currently evaluating Exhibitgroup’s production processes, as well as the capacity and cost structure of the business.
     Travel and Recreation Services. Revenues of the travel and recreation businesses were $4.5 million, down from $4.9 million in the first quarter of 2006. Segment operating loss was $2.4 million for the first quarter of 2007, down from a loss of $1.7 million in the 2006 quarter. Due to its seasonal nature, the Travel and Recreation Services segment generates less than ten percent of its full year revenues during the first quarter.
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
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.85 and 0.87 for the first quarter of 2007 and 2006, respectively. Accordingly, Viad’s consolidated results of operations have been unfavorably impacted by the strengthening of the U.S. dollar relative to the Canadian dollar as it relates to the translation of its Canadian operations. Conversely, increases in the exchange rates may favorably impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
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
     Corporate Activities. Corporate activities totaled $2.3 million in the first quarter of 2007 compared to $1.9 million in the first quarter of 2006. The increase was primarily due to a decrease in interim services expense reimbursements from a former subsidiary, MoneyGram International, Inc., and due to the timing of certain corporate expenses.
     Income Taxes. The effective tax rate in the first quarter of 2007 on income before income taxes and minority interest was 39.0 percent compared to 36.9 percent for the first quarter of 2006. The higher rate in the first quarter of 2007 in comparison to 2006 was primarily due to the favorable resolution of tax matters in 2006 of $1.0 million.
Liquidity and Capital Resources:
     Cash and cash equivalents were $128.6 million as of March 31, 2007 as compared to $178.1 million as of December 31, 2006, with the decrease primarily due to the purchase of Melville, share repurchases, capital expenditures and unfavorable working capital in the first quarter of 2007. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of March 31, 2007 was $14.8 million compared to $15.0 million as of December 31, 2006. The debt-to-capital ratio was 0.033 to 1 as of both March 31, 2007 and December 31, 2006. Capital is defined as total debt and capital lease obligations plus minority interest and common stock and other equity.
     Effective June 15, 2006, Viad amended and restated its $150 million secured revolving credit agreement dated June 30, 2004. The term of the amended and restated revolving credit agreement (the “Credit Facility”) is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The Credit Facility may be increased up to an additional $75 million under certain circumstances. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of March 31, 2007, Viad had an outstanding borrowing of $9.9 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2007, Viad was in compliance with all covenants.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the first quarter of 2007 totaled $11.3 million and primarily related to the purchase of rental inventory at GES and new tour buses at Brewster.
     On February 1, 2007, Viad completed the acquisition of Melville for $34.4 million in cash and incurred $565,000 of direct acquisition costs for a total purchase price of $35.0 million. On April 13, 2007, Brewster completed the acquisition of a tour boat operator in Banff, Alberta, Canada for $2.1 million in cash.
     During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate two million shares of the Company’s common stock from time to time at prevailing prices in the open market. As of March 31, 2007, Viad had repurchased 1,752,800 common shares for $59.9 million (including 276,300 shares purchased during the first quarter of 2007 for $10.5 million). See Part II, Item 2 for details of shares repurchased during the first quarter of 2007. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2007 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year. As of March 31, 2007, Viad had recorded goodwill of $178.9 million and $35.1 million related to GES and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. As of March 31, 2007, Viad had intangible assets with indefinite lives of $9.3 million, which primarily consist of trademarks and trade names at GES. The fair value of these intangibles is estimated based on expected future cash flows. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of March 31, 2007 and December 31, 2006, Viad had gross deferred tax assets of $63.8 million and $59.6 million, respectively. As of March 31, 2007 and December 31, 2006, the valuation allowance was $325,000. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
     Effective January 1, 2007, Viad adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Viad adopted the provisions of FIN No. 48 effective as of January 1, 2007, which resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million, and an increase to deferred tax assets of $3.2 million.
     As of March 31, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $16.0 million and $15.7 million, respectively. In addition, as of March 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.4 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended March 31, 2007 and 2006, Viad recorded tax-related interest expense of $291,000 and $365,000, respectively, which were included in income tax expense.

     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $942,000 as of March 31, 2007 and January 1, 2007. In addition, as of March 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $397,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of March 31, 2007, the entire amount of unrecognized tax benefits for continuing operations of $16.0 million (excluding federal income tax effects of $3.2 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $6.4 million (excluding federal income tax effects of $845,000) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $20.3 million as of March 31, 2007. Of this total, $15.2 million related to workers’ compensation liabilities and the remaining $5.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $11.4 million as of March 31, 2007, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.6 million and $1.1 million for the first quarter of 2007 and 2006, respectively.
     Pension and postretirement benefit plans — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $616,000 to its funded pension plans and $545,000 to its unfunded pension plans in 2007, of which the Company has contributed $136,000 as of March 31, 2007.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute approximately $600,000 to the plans in 2007, of which the Company has contributed $279,000 as of March 31, 2007.
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
     The weighted-average discount rate used to determine pension and postretirement benefit obligations as of December 31, 2006 was 5.50 percent. The weighted-average discount rate used to determine net periodic benefit cost for the year ended December 31, 2006 was 5.50 percent. The discount rate used in determining future pension and postretirement benefit obligations is based on rates determined by actuarial analysis and management review, and reflects the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. The expected return on plan assets used to determine the net periodic benefit cost for the Company’s pension plans for the year ended December 31, 2006 was 8.25 percent. The expected return on plan assets used to determine the net periodic benefit cost for postretirement benefit plans for the year ended December 31, 2006 was 3.75 percent.
     Share-based compensation — Viad grants share-based compensation awards pursuant to the Viad Corp Omnibus Incentive Plan which provides for the following types of awards to officers, directors and certain key employees: (a) incentive and non-qualified stock options; (b) restricted stock; (c) performance-based awards; and (d) stock appreciation rights.
     Total share-based compensation expense recognized in the consolidated financial statements during the first quarter of 2007 and 2006 was $2.3 million and $2.0 million, respectively. Furthermore, the total tax benefits related to such costs were $884,000 and $772,000 for the first quarter of 2007 and 2006, respectively.
     Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility; the expected period of time the stock option will remain outstanding; the expected dividend yield on Viad common stock; and the risk-free interest rate. Changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s results of operations.
Impact of Recent Accounting Pronouncements:
     Viad adopted the provisions of FIN 48 on January 1, 2007. Refer to “Critical Accounting Policies and Estimates” above and Note 12 of notes to consolidated financial statements for a full discussion of the adoption of FIN 48 and its impact on Viad’s consolidated financial statements.
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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for its pension and postretirement benefit plans and has not yet determined if the adoption of the remaining provisions of SFAS No. 158 will have a material impact on its financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument-by-instrument basis (in its entirety) and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad will adopt SFAS No. 159 on January 1, 2008. Viad has not yet determined if the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2006 Annual Report and in this quarterly report.
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
     Viad conducts its foreign operations primarily in Canada and the United Kingdom. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $25.0 million and $23.5 million as of March 31, 2007 and December 31, 2006, respectively. During the first quarter of 2007, unrealized foreign currency translation gains of $1.4 million were recorded in other comprehensive income as compared to losses of $539,000 during the first quarter of 2006.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.85 and 0.87 for the first quarter of 2007 and 2006, respectively. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.96 and 1.75 for the first quarter of 2007 and 2006, respectively. The operating results of Melville have been included in Viad’s consolidated financial statements from the date of acquisition on February 1, 2007.
     Viad is also exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions and related accounts receivable denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes foreign currency forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of March 31, 2007, Viad had aggregate contracts to sell U.S. dollars of $3.4 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.11 (Canadian dollars per U.S. dollar), maturing on various dates through September 2007. As of March 31, 2007, the fair value of Viad’s forward exchange contracts was $126,000 and is included in the consolidated balance sheets under the caption “Other current liabilities.” In addition, as of March 31, 2007, Viad had aggregate contracts to sell U.S. dollars of $5.0 million (notional amount) in exchange for British pounds at an average exchange rate of 0.51 (British pounds per U.S. dollar), which mature on various dates through July 2007. As of March 31, 2007, the fair value of these contracts was $17,000 and is included in the consolidated balance sheet under the caption “Other current assets.”
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of March 31, 2007, Viad had variable rate debt outstanding of $9.9 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of March 31, 2007, Viad had fuel contracts outstanding to purchase 423,000 gallons of diesel fuel at approximately $2.32 per gallon (plus applicable taxes) expiring October 2007.

Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2007, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the first quarter of 2007 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased (#)	Per Share ($)	Programs	Programs (1),(2)
January 2007	14,339	41.51	—	523,500
February 2007	285,876	37.93	276,300	247,200
March 2007	7,286	36.93	—	247,200

Total	307,501	38.07	276,300	247,200

(1)	During 2006, Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to an aggregate two million shares of Viad common stock from time to time at prevailing prices in the open market. Shares purchased in 2006 under this program amounted to 1,476,500 shares.

(2)	Under authorization by the Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 8, 2007	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)