Form 10-Q
period 2007-06-30
VIAD CORP
filed 2007-08-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, 21,020,700 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$131,882	$178,073
Accounts receivable, net of allowance for doubtful accounts of $1,397 and $1,374, respectively	88,384	40,757
Inventories	42,500	43,523
Deferred income taxes	22,439	16,521
Other current assets	13,535	8,444

Total current assets	298,740	287,318
Property and equipment, net	154,890	135,958
Other investments and assets	28,679	25,148
Deferred income taxes	37,424	39,152
Goodwill	221,110	184,154
Other intangible assets, net	14,518	834

Total Assets	$755,361	$672,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,067	$35,039
Other current liabilities	104,278	94,546
Current portion of long-term debt and capital lease obligations	2,204	2,099

Total current liabilities	164,549	131,684
Long-term debt and capital lease obligations	12,241	12,943
Pension and postretirement benefits	25,470	25,480
Other deferred items and liabilities	89,571	67,314
Commitments and contingencies (Note 15)
Minority interest	5,183	5,220
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	632,483	637,177
Retained earnings	40,903	20,065
Unearned employee benefits and other	(10,657)	(14,214)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	572	498
Unrealized gain (loss) on derivative financial instruments	38	(103)
Cumulative foreign currency translation adjustments	36,086	23,538
Unrecognized net actuarial loss and prior service credit	(3,272)	(3,035)
Common stock in treasury, at cost, 3,865,297 and 3,662,716 shares, respectively	(275,208)	(271,405)

Total common stock and other equity	458,347	429,923

Total Liabilities and Stockholders’ Equity	$755,361	$672,564

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues:
Convention show services	$188,651	$169,910	$427,502	$357,173
Exhibit design and construction	65,707	46,324	106,083	87,912
Travel and recreation services	21,369	21,175	25,831	26,094

Total revenues	275,727	237,409	559,416	471,179

Costs and expenses:
Costs of services	187,705	171,118	400,580	341,730
Costs of products sold	56,914	40,492	102,610	85,940
Corporate activities	2,714	3,347	5,023	5,199
Gains on sale of corporate assets	—	—	—	(3,468)
Restructuring charges (recoveries)	—	(552)	1,210	(570)
Impairment recoveries	(100)	—	(100)	(843)
Net interest income	(1,013)	(1,521)	(2,336)	(2,958)

Total costs and expenses	246,220	212,884	506,987	425,030

Income before income taxes and minority interest	29,507	24,525	52,429	46,149
Income tax expense	11,200	5,977	20,129	13,956
Minority interest	20	(35)	(37)	(147)

Income from continuing operations	18,287	18,583	32,337	32,340
Income from discontinued operations	196	9,679	102	9,530

Net income	$18,483	$28,262	$32,439	$41,870

Diluted income per common share
Income from continuing operations	$0.87	$0.86	$1.53	$1.47
Income from discontinued operations	0.01	0.44	0.01	0.44

Net income	$0.88	$1.30	$1.54	$1.91

Weighted-average outstanding and potentially dilutive common shares	21,046	21,718	21,127	21,964

Basic income per common share
Income from continuing operations	$0.89	$0.87	$1.57	$1.50
Income from discontinued operations	0.01	0.45	—	0.44

Net income	$0.90	$1.32	$1.57	$1.94

Weighted-average outstanding common shares	20,567	21,436	20,609	21,624

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$18,483	$28,262	$32,439	$41,870

Other comprehensive income:
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	62	(58)	74	—
Unrealized gain on derivative financial instruments:
Holding gain arising during the period, net of tax	125	41	141	23
Unrealized foreign currency translation adjustments	11,130	7,015	12,548	6,476
Pension and postretirement benefit plans:
Amortization of prior service credit, net of tax	(190)	—	(379)	—
Amortization of net actuarial loss (gain), net of tax	(7)	—	142	—

Other comprehensive income	11,120	6,998	12,526	6,499

Comprehensive income	$29,603	$35,260	$44,965	$48,369

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$32,439	$41,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,996	10,025
Deferred income taxes	(5,006)	1,227
Income from discontinued operations	(102)	(9,530)
Restructuring charges (recoveries)	1,210	(570)
Gains on dispositions of property and other assets	(144)	(3,478)
Share-based compensation expense	6,024	4,086
Tax benefits from share-based compensation arrangements	1,341	4,759
Excess tax benefits from share-based compensation arrangements	(1,120)	(3,248)
Other non-cash items, net	2,162	2,188
Change in operating assets and liabilities:
Receivables	(35,784)	(14,551)
Inventories	4,057	(3,360)
Accounts payable	18,043	14,246
Restructuring liabilities	(1,951)	(582)
Other assets and liabilities, net	(18,260)	(9,341)

Net cash provided by operating activities	13,905	33,741

Cash flows from investing activities:
Capital expenditures	(17,740)	(10,376)
Acquisition of businesses, net of cash acquired	(33,039)	—
Proceeds from dispositions of property and other assets	559	13,421

Net cash provided by (used in) investing activities	(50,220)	3,045

Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,175)	(2,439)
Dividends paid on common stock	(1,680)	(1,742)
Common stock purchased for treasury	(10,480)	(31,822)
Debt issuance costs	—	(488)
Excess tax benefits from share-based compensation arrangements	1,120	3,248
Proceeds from exercise of stock options	1,638	3,680

Net cash used in financing activities	(10,577)	(29,563)

Effect of exchange rate changes on cash and cash equivalents	701	969

Net increase (decrease) in cash and cash equivalents	(46,191)	8,192
Cash and cash equivalents, beginning of year	178,073	152,601

Cash and cash equivalents, end of period	$131,882	$160,793

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$14,335	$6,989

Interest	$623	$565

Equipment acquired under capital leases	$553	$667

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2006, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on March 1, 2007.
     The consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of: GES Exposition Services, Inc. (“GES”), Exhibitgroup/Giltspur (“Exhibitgroup”) and Travel and Recreation Services. The Travel and Recreation Services segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”), and their related affiliates. Glacier Park is an 80 percent owned subsidiary of Viad.
Note 2. Share-Based Compensation
     During the first six months of 2007, Viad granted share-based compensation awards to officers, directors and certain key employees pursuant to the 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) including the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and (c) performance-based awards. The 1997 Plan had a ten year life and terminated effective May 31, 2007. Therefore, no further awards will be made from the 1997 Plan after May 31, 2007. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have: vested, been exercised, forfeited or expired. On May 15, 2007, at the 2007 Annual Meeting of Shareholders, the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) was approved by the Company’s shareholders. The 2007 Plan, also with a ten year life, provides for the following types of awards to officers, directors and certain other employees: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares, plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.
     Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during the six months ended June 30, 2007 or 2006.
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2007 and 2006 was $3.7 million and $2.1 million, respectively, and $6.0 million and $4.1 million, during the six months ended June 30, 2007 and 2006, respectively. Furthermore, the total tax benefits related to such costs were $1.4 million and $844,000 for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2007 or 2006.

     The following table summarizes stock option activity during the six months ended June 30, 2007:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2007	836,912	$24.19	600,707
Granted	21,400	38.44
Exercised	(59,107)	23.34
Forfeited	(9,798)	26.52

Options outstanding at June 30, 2007	789,407	24.61	600,801

     The following table summarizes information concerning stock options outstanding and exercisable as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$17.51 to $23.28	165,513	4.3 years	$19.25	165,513	$19.25
$23.32 to $24.05	181,291	2.9 years	23.76	181,291	23.76
$24.22 to $26.07	169,772	4.2 years	25.16	134,224	25.40
$26.31 to $26.37	148,130	4.7 years	26.31	56,000	26.31
$26.47 to $38.44	124,701	4.1 years	30.19	63,773	28.08

$17.51 to $38.44	789,407	4.0 years	24.61	600,801	23.58

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company as described in Note 16. As of June 30, 2007, there were 83,602 of such options outstanding of which 65,723 were exercisable, both with exercise prices ranging from $17.51 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 3.8 years. During the six months ended June 30, 2007, 12,690 options were exercised by MoneyGram employees at exercise prices ranging from $19.57 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of June 30, 2007 was $13.9 million and is based on the weighted-average exercise price and Viad’s closing stock price of $42.17 as of June 30, 2007. The total intrinsic value of stock option awards exercised during the six months ended June 30, 2007 and 2006 was $2.4 million and $3.8 million, respectively. The fair value of stock options that vested during the six months ended June 30, 2007 and 2006 was $550,000 and $1.9 million, respectively. During the six months ended June 30, 2007 and 2006, Viad received cash proceeds from the exercise of stock options of $1.6 million and $3.7 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $1.3 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively.
     Restricted stock awards were granted during the six months ended June 30, 2007 and 2006, the grant date fair values of which were based on the fair market value on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Viad expects to recognize the unamortized cost of all outstanding awards in the consolidated financial statements over a weighted-average period of approximately 2.2 years. Viad also granted performance-based restricted stock (“PBRS”) awards during the six months ended June 30, 2007 and 2006. The weighted-average grant date fair values are based on the fair market value on the date of grant. PBRS vests based on the extent to which certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, an additional one third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Viad expects to recognize the unamortized costs of all outstanding awards in the consolidated financial statements over a weighted-average period of approximately 1.9 years.

     The following table summarizes restricted stock and PBRS activity during the six months ended June 30, 2007:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2007	295,225	$30.02	109,788	$28.79
Granted	76,400	38.57	33,400	38.44
Vested	(23,875)	24.12	(51,276)	27.81
Forfeited	(350)	38.44	—	—

Balance at June 30, 2007	347,400	32.29	91,912	32.85

     During the six months ended June 30, 2007 and 2006, Viad granted performance unit incentive plan (“PUP”) awards to key employees pursuant to the 1997 Plan. PUP awards are earned based on the level of achievement of predefined performance goals over the three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of June 30, 2007, Viad had a liability recorded of $9.6 million related to the PUP awards. Share-based compensation expense related to the PUP awards is recognized ratably over the requisite service period, which is approximately three years. There were no PUP awards which vested during the six months ended June 30, 2007 or 2006. Furthermore, there were no cash settlements of PUP awards or any other share-based compensation awards during such periods.
Note 3. Impairment Losses and Recoveries
     During the three months ended June 30, 2007, Viad recorded impairment recoveries of $100,000 related to insurance claims by Exhibitgroup associated with Hurricane Katrina. In connection with the final settlement of these claims, in July 2007 Viad received an additional $218,000, of which $146,000 related to business interruption and will be included in Exhibitgroup’s segment operating income in the third quarter of 2007. During the six months ended June 30, 2006, Viad recorded insurance recoveries of $843,000 related to claims associated with GES’s operations damaged by Hurricane Katrina.
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
Note 5. Acquisition of Businesses
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
     In connection with the acquisition, the Company paid $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. In addition, the Company capitalized $1.3 million of restructuring costs related to the transaction. These costs primarily relate to the planned consolidation of duplicate facilities at Melville, as well as certain severance and other employee benefit costs. The restructuring costs were recognized as a liability on the date of acquisition, which resulted in additional goodwill. See Note 14.

     The purchase price allocation involves estimates, which may be adjusted during the allowable allocation period of one year from the date of acquisition. The following condensed balance sheet information represents the amounts currently assigned to each major asset and liability caption of Melville as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$5,848
Accounts receivable	11,383
Other current assets	6,063
Property and equipment	4,978
Goodwill	29,282
Other intangible assets	13,090

Total assets acquired	70,644

Accounts payable	(16,632)
Customer deposits	(11,035)
Other current liabilities	(5,890)
Other non-current liabilities	(2,102)

Total liabilities assumed	(35,659)

Purchase price	$34,985

     The Company recorded $29.3 million of goodwill in connection with the transaction, which is included in the GES reporting segment. The entire amount of goodwill related to the Melville acquisition is expected to be deductible for tax purposes over a period of approximately 15 years. The amounts assigned to other intangible assets include $9.2 million of non-amortizable trademarks and trade names and $3.8 million of intangible assets subject to amortization. The amortizable intangible assets consist of $3.1 million of customer relationships, $393,000 of customer contracts and $305,000 of other intangible assets. The amortizable intangible assets are expected to be amortized in the consolidated financial statements over a weighted-average amortization period of approximately 5.2 years. See Note 8.
     The following table summarizes the unaudited pro forma results of operations of Viad for the three and six months ended June 30, 2007 and 2006, assuming that the acquisition of Melville had been completed at the beginning of each period:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenue	$275,727	$267,321	$568,987	$529,107
Income from continuing operations	$18,287	$20,111	$32,883	$36,145
Net income	$18,483	$29,790	$32,985	$45,675
Diluted net income per share	$0.88	$1.37	$1.56	$2.08
Basic net income per share	$0.90	$1.39	$1.60	$2.11
     On April 13, 2007, Brewster acquired Lake Minnewanka Boat Tours, a tour boat operator in Banff, Alberta, Canada for $2.2 million in cash, including direct acquisition costs. Viad’s consolidated financial statements include the results of operations of the acquired company from the date of acquisition. The historical results of operations of the acquired company were not significant to Viad’s consolidated results of operations for the periods presented. The preliminary allocation of the aggregate purchase price includes: tangible assets of $1.9 million, assumed liabilities of $456,000, goodwill of $490,000, and other intangible assets of $277,000. The amounts assigned to other intangible assets include $85,000 of intangible assets subject to amortization. The total amount of recorded goodwill is not expected to be deductible for tax purposes. The purchase price allocation has not been finalized and remains subject to future adjustments.
     On June 29, 2007, GES acquired Poitras Exposition Services, a convention services contractor in Quebec City, Canada for an aggregate purchase price of $2.2 million, including direct acquisition costs. Pursuant to the terms of the purchase agreement, GES paid $1.8 million of the total purchase price on the acquisition date. The remaining consideration is subject to adjustment, and is to be paid upon resolution of certain provisions contained in the purchase agreement. Viad’s consolidated financial statements include the results of operations of the acquired company from the date of acquisition. The historical results of operations of the acquired company were not significant to Viad’s consolidated results of operations for the periods presented. The preliminary allocation of the aggregate purchase price includes: tangible assets of $775,000 (including cash acquired of $58,000), assumed liabilities of $337,000, goodwill of $1.3 million and other intangible assets subject to amortization of $422,000. The total amount of recorded goodwill is not expected to be deductible for tax purposes. The purchase price allocation has not been finalized and remains subject to future adjustments.

Note 6. Inventories
     The components of inventories were as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$27,940	$24,068
Work in process	14,560	19,455

Inventories	$42,500	$43,523

Note 7. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Land	$26,072	$24,375
Buildings and leasehold improvements	86,825	80,831
Equipment and other	249,696	225,883

	362,593	331,089
Accumulated depreciation	(207,703)	(195,131)

Property and equipment, net	$154,890	$135,958

     Depreciation expense for the three months ended June 30, 2007 and 2006 was $5.5 million and $5.1 million, respectively, and for the six months ended June 30, 2007 and 2006 was $10.5 million and $9.9 million, respectively.
Note 8. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows:

		Travel and
	GES	Recreation	Total
		(in thousands)
Balance at January 1, 2007	$149,490	$34,664	$184,154
Business acquisitions	30,600	490	31,090
Foreign currency translation adjustments	1,879	3,987	5,866

Balance at June 30, 2007	$181,969	$39,141	$221,110

     A summary of other intangible assets as of June 30, 2007 is presented below:

	Gross
	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer-related intangibles	$4,601	$(890)	$3,711
Other	1,469	(336)	1,133

	6,070	(1,226)	4,844

Unamortized intangible assets:
Trademarks and trade names	9,644	—	9,644
Marketing-related intangible	30	—	30

	9,674	—	9,674

Total	$15,744	$(1,226)	$14,518

     A summary of other intangible assets as of December 31, 2006 is presented below:

	Gross
	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer-related intangibles	$901	$(481)	$420
Other	589	(205)	384

	1,490	(686)	804

Unamortized intangible assets:
Marketing-related intangible	30	—	30

Total	$1,520	$(686)	$834

     Intangible asset amortization expense for the three months ended June 30, 2007 and 2006 was $275,000 and $69,000, respectively, and $462,000 and $138,000 for the six months ended June 30, 2007 and 2006, respectively. The estimated weighted-average amortization period of amortized intangible assets as of June 30, 2007 was approximately 4.6 years. Estimated amortization expense related to amortized intangible assets for the remainder of 2007 and the four succeeding years is expected to be as follows:

(in thousands)
2007	$627
2008	$1,229
2009	$965
2010	$835
2011	$608
Thereafter	$580
Note 9. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Continuing operations:
Customer deposits	$32,927	$30,497
Accrued compensation	26,685	22,145
Self-insured liability accrual	7,168	7,681
Accrued income taxes	5,786	8,464
Accrued sales and use taxes	5,713	1,417
Accrued restructuring	2,344	1,572
Accrued dividends	896	937
Other	18,363	15,645

	99,882	88,358

Discontinued operations:
Environmental remediation liabilities	2,510	2,825
Self-insured liability accrual	673	752
Accrued income taxes	—	1,507
Other	1,213	1,104

	4,396	6,188

Total other current liabilities	$104,278	$94,546

     Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Continuing operations:
Accrued income taxes	$21,056	$—
Self-insured liability accrual	14,226	12,278
Accrued compensation	7,822	12,109
Accrued restructuring	6,990	7,117
Foreign deferred tax liability	6,512	5,439
Deferred gain on sale of property	3,061	3,544
Other	9,501	6,573

	69,168	47,060

Discontinued operations:
Self-insured liability accrual	10,953	11,170
Environmental remediation liabilities	6,167	6,217
Accrued income taxes	806	—
Other	2,477	2,867

	20,403	20,254

Total other deferred items and liabilities	$89,571	$67,314

Note 10. Debt
     As of June 30, 2007, Viad’s total debt of $14.4 million consisted of $4.7 million of capital lease obligations and a $9.7 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”) which was amended June 15, 2006. The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2007, Viad was in compliance with all covenants.

Note 11. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Income from continuing operations	$18,287	$18,583	$32,337	$32,340

Weighted-average outstanding common shares	20,567	21,436	20,609	21,624
Additional dilutive shares related to share-based compensation	479	282	518	340

Weighted-average outstanding and potentially dilutive common shares	21,046	21,718	21,127	21,964

Diluted income per share from continuing operations	$0.87	$0.86	$1.53	$1.47

Basic income per share from continuing operations	$0.89	$0.87	$1.57	$1.50

     No options were anti-dilutive during the six months ended June 30, 2007, and, therefore, no options were excluded from the computation of diluted income per share in that period. Options to purchase 15,000 shares of common stock were outstanding during the six months ended June 30, 2006 but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 12. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the six months ended June 30 is as follows:

	2007		2006
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$18,350	35.0%	$16,152	35.0%
State income taxes, net of federal benefit	1,932	3.7%	2,052	4.4%
Tax settlements and refunds	—	0.0%	(4,172)	(9.0%)
Other, net	(153)	(0.3%)	(76)	(0.2%)

Income tax expense	$20,129	38.4%	$13,956	30.2%

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
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of June 30, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $16.0 million and $15.7 million, respectively. In addition, as of June 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.6 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2007 and 2006, Viad recorded tax-related interest expense of $303,000 and $414,000, respectively. During the six months ended June 30, 2007 and 2006, Viad recorded tax-related interest expense of $594,000 and $779,000, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of June 30, 2007 and $942,000 as of January 1, 2007. In addition, as of June 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $186,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the six months ended June 30, 2007:

	Continuing	Discontinued
	Operations	Operations	Total
		(in thousands)
Balance at January 1, 2007	$15,738	$942	$16,680
Additions for tax positions taken in prior years	243	—	243
Reductions for cash payments	(230)	—	(230)
Reductions for lapse of applicable statutes	(260)	(306)	(566)
Foreign exchange effects	488	—	488

Balance at June 30, 2007	$15,979	$636	$16,615

     As of June 30, 2007, the entire amount of unrecognized tax benefits for continuing operations of $16.0 million (excluding federal income tax effects of $3.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $7.5 million (excluding federal income tax effects of $754,000) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Viad’s 2003 through 2005 U.S. federal tax years and various state tax years from 2001 through 2005 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2005 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     In conjunction with the adoption of FIN 48, Viad has classified liabilities associated with uncertain tax positions as non-current liabilities in Viad’s consolidated balance sheet unless they are expected to be paid within the next year. As of June 30, 2007 and January 1, 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $21.9 million and $17.0 million, respectively, were classified as non-current liabilities.
Note 13. Pension and Postretirement Benefit Plans
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30 included the following components:

			Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
		(in thousands)
Service cost	$49	$52	$19	$21
Interest cost	281	280	276	322
Expected return on plan assets	(186)	(199)	(93)	(71)
Amortization of prior service cost (credit)	52	52	(362)	(290)
Recognized net actuarial loss	109	121	136	146

Net periodic benefit cost (credit)	$305	$306	$(24)	$128

     For the six months ended June 30, the net periodic benefit cost for Viad’s pension and postretirement benefit plans included the following components:

			Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
	(in thousands)
Service cost	$96	$104	$38	$42
Interest cost	555	560	536	644
Expected return on plan assets	(372)	(398)	(186)	(142)
Amortization of prior service cost (credit)	104	104	(724)	(580)
Recognized net actuarial loss	218	241	272	291

Net periodic benefit cost (credit)	$601	$611	$(64)	$255

     Viad expects to contribute $616,000 to its funded pension plans, $545,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2007. As of June 30, 2007, Viad had contributed $88,000 to its funded pension plans, $272,000 to its unfunded pension plans and $265,000 to its postretirement benefit plans.
Note 14. Restructuring Charges and Recoveries
     In March 2007, Exhibitgroup recorded a restructuring charge totaling $1.2 million consisting of severance and other employee benefits associated with an organizational realignment. As of June 30, 2007, there was a liability remaining of $50,000 which was included in the consolidated balance sheets under the caption “Other current liabilities.” This liability is expected to be paid by the end of 2007. Additionally, in conjunction with the acquisition of Melville, GES recorded a restructuring liability of $1.3 million consisting primarily of costs associated with the planned consolidation of duplicate facilities at Melville of $853,000, certain severance and other employee benefit costs of $281,000 and other exit costs of $208,000. GES expects to substantially complete the restructuring activities by December 31, 2007; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. As of June 30, 2007, there was a remaining liability of $1.2 million of which $511,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $643,000 under the caption “Other deferred items and liabilities.”
     In 2004, Viad recorded a restructuring charge of $850,000 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during 2006 and 2005 and recorded additional charges of $355,000 and $358,000, respectively. As of June 30, 2007, $1.1 million of the liability remained of which $246,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $838,000 under the caption “Other deferred items and liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup and recorded a charge totaling $20.5 million. As of June 30, 2007, there was a remaining liability of $1.2 million (comprised solely of future lease payment obligations), of which $231,000 and $938,000 were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. In 2001, Viad approved a plan of restructuring and recorded a charge totaling $65.1 million. As of June 30, 2007, a liability remained of $7.0 million (comprised solely of future lease payment obligations), of which $1.6 million and $5.4 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in Viad’s restructuring liability balances as of June 30, 2007 is as follows:

	2007	2002	2001
	Restructuring	Restructuring	Restructuring
		(in thousands)
Balance at January 1, 2007	$—	$1,277	$7,412
Melville acquisition liability	1,342	—	—
Restructuring charge	1,210	—	—
Cash payments	(1,392)	(108)	(451)
Adjustments for change in foreign currency	44	—	—

Balance at June 30, 2007	$1,204	$1,169	$6,961

Note 15. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and legal matters including claims and counter-claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2007, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although Viad is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2007 and December 31, 2006, Viad had recorded environmental remediation liabilities of $8.7 million and $9.0 million, respectively, related to previously sold operations.
     Included in GES’s results of operations for the three and six month periods ending June 30, 2007 was $3.9 million related to the favorable resolution of a contract dispute.
     As of June 30, 2007, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2007 would be $31.4 million, of which $31.3 million related to guarantees on a leased facility and certain equipment expiring through January 2015. As of June 30, 2007, the aggregate guarantees related to credit or lease arrangements with a bank were $81,000 which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for two one-year periods and now expires on December 31, 2007. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in increments of one to three years. Management believes the Park Service is likely to extend the contract through December 31, 2008. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated 19 percent of Travel and Recreation Services’ full year 2006 operating income.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(in thousands)
Revenues:
GES	$192,832	$169,336	$437,717	$363,463
Exhibitgroup	61,526	46,898	95,868	81,622
Travel and Recreation Services	21,369	21,175	25,831	26,094

	$275,727	$237,409	$559,416	$471,179

Segment operating income (loss):
GES	$22,033	$18,353	$54,239	$40,773
Exhibitgroup	4,579	2,677	(96)	(350)
Travel and Recreation Services	4,496	4,769	2,083	3,086

	31,108	25,799	56,226	43,509
Corporate activities	(2,714)	(3,347)	(5,023)	(5,199)

	28,394	22,452	51,203	38,310
Interest income	1,392	1,930	3,181	3,733
Interest expense	(379)	(409)	(845)	(775)
Gains on sale of corporate assets	—	—	—	3,468
Restructuring recoveries (charges):
GES	—	352	—	370
Exhibitgroup	—	200	(1,210)	200
Impairment recoveries:
GES	—	—	—	843
Exhibitgroup	100	—	100	—

Income before income taxes and minority interest	$29,507	$24,525	$52,429	$46,149

	June 30,	December 31,
	2007	2006
	(in thousands)
Assets:
GES	$362,125	$264,997
Exhibitgroup	93,559	74,809
Travel and Recreation Services	142,744	122,051
Corporate and other	156,933	210,707

	$755,361	$672,564

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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for certain of its pension and postretirement benefit plans and has not yet determined if the adoption of the remaining provisions of SFAS No. 158 will have a material impact on its financial position or results of operations.
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
Note 19. Common Stock Repurchases
     During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate of two million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares purchased in 2006 under this program amounted to 1,476,500 shares. During the six months ended June 30, 2007, Viad repurchased 276,300 shares for $10.5 million. Subsequent to June 30, 2007 and prior to the filing of this quarterly report, during the period from July 30, 2007 through August 7, 2007, Viad repurchased an additional 181,200 shares for $6.4 million.Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
Note 20. Discontinued Operations
     During the six months ended June 30, 2007 and 2006, Viad recorded income from discontinued operations of $102,000 and $9.5 million, respectively. Of these amounts, $102,000 and $2.2 million, respectively, primarily related to tax and other matters associated with previously sold operations. Also included in the six months ended June 30, 2006 was $7.4 million related to the reversal of certain current liabilities as a result of the expiration of product warranty liabilities associated with previously sold manufacturing operations.

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
     Travel and Recreation Services — Brewster Inc. (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.
     The following are financial highlights of the second quarter of 2007 as compared to the second quarter of 2006 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $275.7 million, an increase of 16.1 percent from 2006

•	Net income of $18.5 million versus $28.3 million in 2006

•	Diluted income per share of $0.88 versus $1.30 in 2006

•	Viad completed two acquisitions totaling $4.4 million

•	Cash and cash equivalents totaled $131.9 million as of June 30, 2007

•	Debt was $14.4 million as of June 30, 2007
     GES
•	Revenues of $192.8 million, an increase of 13.9 percent from 2006

•	Segment operating income of $22.0 million, an increase of 20.1 percent from 2006
     Exhibitgroup
•	Revenues of $61.5 million, an increase of 31.2 percent from 2006

•	Segment operating income of $4.6 million, compared to $2.7 million in the second quarter of 2006
     Travel and Recreation Services
•	Revenues of $21.4 million, comparable to 2006 revenue of $21.2 million

•	Segment operating income of $4.5 million, a decrease of 5.7 percent from 2006

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
     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Adjusted EBITDA	$35,566	$30,171	$64,207	$56,253
Interest expense	(379)	(409)	(845)	(775)
Income tax expense	(11,200)	(5,977)	(20,129)	(13,956)
Depreciation and amortization	(5,800)	(5,202)	(10,996)	(10,025)
Impairment recoveries	100	—	100	843
Income from discontinued operations	196	9,679	102	9,530

Net income	$18,483	$28,262	$32,439	$41,870

     The increase in Adjusted EBITDA of $5.4 million for the second quarter of 2007 compared to the second quarter of 2006 was primarily driven by higher segment operating income at GES and Exhibitgroup. The increase in Adjusted EBITDA of $8.0 million for the first six months of 2007 compared to 2006 was primarily due to higher segment operating income at GES, partially offset by gains on sale of corporate assets in 2006 and unfavorable restructuring charges.
     See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of Second Quarter of 2007 to the Second Quarter of 2006
     In the second quarter of 2007, revenues increased 16.1 percent to $275.7 million from $237.4 million in the second quarter of 2006. The increase was primarily due to the acquisition of Melville and positive show rotation at Exhibitgroup. Income before income taxes and minority interest was $29.5 million for the second quarter of 2007, compared to $24.5 million in the second quarter of 2006. Viad’s income from continuing operations for the second quarter of 2007 was $18.3 million, or $0.87 per diluted share, as compared to $18.6 million, or $0.86 per diluted share, in the second quarter of 2006. Higher segment operating income in 2007 was mostly offset by the favorable resolution of tax matters of $3.2 million in 2006.
     Net income for the second quarter of 2007 was $18.5 million, or $0.88 per diluted share, including income from discontinued operations of $196,000, or $0.01 per diluted share, primarily related to tax and other matters associated with previously sold operations. This compares to net income of $28.3 million, or $1.30 per diluted share, in the second quarter of 2006, which included income from discontinued operations of $9.7 million, or $0.44 per diluted share, of which $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $2.3 million primarily related to tax and other matters associated with previously sold operations.

     GES. Revenues for GES were $192.8 million for the second quarter of 2007, up 13.9 percent from $169.3 million in the second quarter of 2006. The increase resulted primarily from $26.0 million in revenue from Melville. Negative show rotation revenue of $7 million was partially offset by strong base same-show growth of 12.3 percent. Management defines base same-show growth as growth in exhibitions and events that occur in the same quarter and same city every year. Base same shows represented approximately 33 percent of GES’s revenue in the second quarter of 2007.
     Segment operating income was $22.0 million in the second quarter of 2007, up from $18.4 million in the second quarter of 2006. The increase in segment operating income was primarily due to growth in revenue as well as $3.9 million from the favorable resolution of a contract dispute, which was partially offset by an increase in certain insurance-related expenses during the 2007 quarter.
     In general, the exhibition and event industry is experiencing continued signs of modest growth in terms of square footage and number of exhibitors; however the pricing environment is somewhat challenging. The prospects for individual shows tend to be driven by the success of the industry related to those shows. GES has a diversified revenue base and is generally insulated from industry-specific trends.
     GES and Exhibitgroup are subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup.
     Exhibitgroup. Revenues for Exhibitgroup were $61.5 million for the second quarter of 2007, up 31.2 percent from $46.9 million for the second quarter of 2006. The increase in revenue was primarily due to positive show rotation from the International Paris Air Show, which contributed $13 million in revenue during the quarter. Exhibitgroup also realized a slight increase in its domestic business. Segment operating income was $4.6 million in the second quarter of 2007, up from $2.7 million in the second quarter of 2006. The increase in Exhibitgroup’s operating results was mainly due to the increase in revenue.
     Visibility over future revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. In response to a challenging exhibit market, management is focused on repositioning Exhibitgroup as a marketing services firm to capture a greater share of its clients’ marketing budgets by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as cost control and productivity enhancements in order to improve profitability in future years. Management is evaluating Exhibitgroup’s production processes, as well as the capacity and cost structure of the business. Management expects operating results to decline in 2007 as a result of costs associated with the initiatives to reposition Exhibitgroup for future growth. Management also expects to record a pre-tax restructuring charge of approximately $800,000 during the third quarter of 2007 related to severance costs associated with personnel changes that support the initiatives to reposition Exhibitgroup.
     Travel and Recreation Services. Revenues of the travel and recreation businesses were $21.4 million, up slightly from $21.2 million in the second quarter of 2006. Segment operating income was $4.5 million for the second quarter of 2007, down from $4.8 million in the 2006 quarter. During the second quarter of 2007, Brewster realized growth in passenger volume at the Banff Gondola and Glacier Park realized strong occupancy at its inns and lodges.
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
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.93 and 0.90 for the second quarter of 2007 and 2006, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Conversely, decreases in the exchange rates may unfavorably impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010, with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for two one-year periods and now expires on December 31, 2007. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in increments of one to three years. Management believes the Park Service is likely to extend the contract through December 31, 2008. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated 19 percent of Travel and Recreation Services’ full year 2006 operating income.
     Corporate Activities. Corporate activities totaled $2.7 million in the second quarter of 2007 compared to $3.3 million in the second quarter of 2006. The decrease was primarily due to a decrease in certain employee benefit costs.
     Net Interest Income. Net interest income totaled $1.0 million in the second quarter of 2007 compared to $1.5 million in the second quarter of 2006. The decrease was primarily due to lower cash balances in the second quarter of 2007 as compared to 2006 resulting from Viad’s acquisitions and share repurchases.
     Income Taxes. The effective tax rate in the second quarter of 2007 on income before income taxes and minority interest was 38.0 percent compared to 24.4 percent for the second quarter of 2006. The higher rate in the second quarter of 2007 in comparison to 2006 was primarily due to the favorable resolution of tax matters in the 2006 quarter of $3.2 million.
Comparison of First Six Months of 2007 to the First Six Months of 2006
     Revenues for the first six months of 2007 increased 18.7 percent to $559.4 million from $471.2 million in 2006. The increase was primarily driven by the acquisition of Melville, strong base same-show growth and new business at GES and positive show rotation at Exhibitgroup. Income before income taxes and minority interest was $52.4 million for the first six months of 2007, up 13.6 percent from $46.1 million for the comparable period in 2006. Income from continuing operations for the first six months of 2007 was $32.3 million, or $1.53 per diluted share, as compared to $32.3 million, or $1.47 per diluted share in the comparable period in 2006. These results reflect increased segment operating income at GES, which was offset by certain items occurring in the first six months of 2006, but not in 2007, including gains on sale of corporate assets of $3.5 million ($2.2 million after-tax), the favorable resolution of tax matters of $4.2 million and the change in impairment recoveries of $743,000 ($447,000 after-tax). Additionally, 2007 results include a first quarter restructuring charge at Exhibitgroup of $1.2 million ($737,000 after-tax) versus restructuring recoveries of $570,000 ($344,000 after-tax) in the first six months of 2006.
     Net income for the first six months of 2007 was $32.4 million, or $1.54 per diluted share, compared to $41.9 million, or $1.91 per diluted share, for the first six months of 2006. Net income for the 2006 period included income from discontinued operations of $9.5 million, or $0.44 per diluted share, which consisted primarily of $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation. Income from discontinued operations in 2006 also included $2.2 million primarily related to tax and other matters associated with previously sold operations as compared to $102,000 in the 2007 period.
     GES. Revenues for GES were $437.7 million for the first six months of 2007, an increase of 20.4 percent as compared to $363.5 million in the first six months of 2006. The increase is primarily due to $49.6 million in revenue from the acquisition of Melville, strong base same-show growth of 11.1 percent and new business. Base same shows represented approximately 40 percent of GES’s revenue in the 2007 period. Segment operating income was $54.2 million in the first six months of 2007, up 33.0 percent from $40.8 million in the 2006 period. Operating margins were 12.4 percent in the first six months of 2007 as compared to 11.2 percent in the first six months of 2006. The increase in segment operating income was primarily due to growth in revenue as well as $3.9 million from the favorable resolution of a contract dispute, which was largely offset by an increase in certain insurance-related expenses during the 2007 period.
     Exhibitgroup. Exhibitgroup’s revenue was $95.9 million for the first six months of 2007, an increase of 17.5 percent from the 2006 amount of $81.6 million. The increase in revenue resulted primarily from positive show rotation from the International Paris Air Show, which contributed $13 million in revenue. Exhibitgroup also realized a slight increase in domestic revenue. Segment operating loss in the first six months of 2007 was $96,000, versus a loss of $350,000 in the first six months of 2006. The improvement in operating results was largely due to the increase in revenue, which was partially offset by investments in initiatives to improve the sales pipeline and win rate and to reposition Exhibitgroup as a marketing services firm in order to drive profitable revenue growth.
     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $25.8 million in the first six months of 2007, as compared to $26.1 million in 2006. Segment operating income was $2.1 million for the first six months of 2007, compared with $3.1 million for the first six months of 2006, primarily due to higher repairs and maintenance costs in 2007. During the 2007 period, Brewster realized growth in passenger volume at the Banff Gondola and Glacier Park realized strong occupancy at its inns and lodges.

     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.97 and 0.91 for the first six months of 2007 and 2006, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Net Interest Income. Net interest income totaled $2.3 million in the first six months of 2007 compared to $3.0 million in the first six months of 2006. The decrease was primarily due to lower cash balances in the first six months of 2007 as compared to 2006 resulting from Viad’s acquisitions and share repurchases.
     Income Taxes. The effective tax rate on income before income taxes and minority interest in the first six months of 2007 was 38.4 percent compared to 30.2 percent for the first six months of 2006. The lower rate in 2006 was primarily due to the favorable resolution of tax matters in the first six months of 2006 of $4.2 million.
Liquidity and Capital Resources:
     Cash and cash equivalents were $131.9 million as of June 30, 2007 as compared to $178.1 million as of December 31, 2006, with the decrease primarily due to the acquisition of businesses, share repurchases, capital expenditures and unfavorable working capital resulting from seasonality of operations and positive show rotation during the first six months of 2007. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of June 30, 2007 was $14.4 million compared to $15.0 million as of December 31, 2006. The debt-to-capital ratio was 0.030 to 1 as of June 30, 2007 compared with 0.033 to 1 as of December 31, 2006. Capital is defined as total debt and capital lease obligations plus minority interest and common stock and other equity.
     Effective June 15, 2006, Viad amended and restated its $150 million secured revolving credit agreement dated June 30, 2004. The term of the amended and restated revolving credit agreement (the “Credit Facility”) is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The Credit Facility may be increased up to an additional $75 million under certain circumstances. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of June 30, 2007, Viad had an outstanding borrowing of $9.7 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2007, Viad was in compliance with all covenants.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the first six months of 2007 totaled $17.7 million and primarily related to the purchase of rental inventory and information systems and related costs at GES and new tour buses at Brewster. For the first six months ended June 30, 2006 capital expenditures totaled $10.4 million and primarily related to manufacturing and other equipment and information systems and related costs.
     On February 1, 2007, Viad completed the acquisition of Melville for $34.4 million in cash and incurred $565,000 of direct acquisition costs for a total purchase price of $35.0 million. On April 13, 2007, Brewster completed the acquisition of a tour boat operator in Banff, Alberta, Canada for $2.2 million in cash and on June 29, 2007, GES completed the acquisition of a convention services contractor in Quebec City, Canada for $2.2 million, of which $1.8 million was paid in cash on the acquisition date.
     During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate two million shares of the Company’s common stock from time to time at prevailing prices in the open market. As of June 30, 2007, Viad had repurchased 1,752,800 common shares for an aggregate $59.9 million (including 276,300 shares purchased during the first quarter of 2007 for $10.5 million). Subsequent to June 30, 2007 and prior to the filing of this quarterly report, during the period from July 30, 2007 through August 7, 2007, Viad repurchased an additional 181,200 shares for $6.4 million. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003. See Part II, Item 2 for details of shares repurchased during the second quarter of 2007 upon the exercise of stock options.

     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Accordingly, Viad has recorded significant accrued liabilities associated with uncertain tax positions. The final resolution or settlement of uncertain tax positions could result in future cash payments. See “Critical Accounting Policies and Estimates” for further discussion.
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2007 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of June 30, 2007, Viad had recorded goodwill of $182.0 million and $39.1 million related to GES and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. As of June 30, 2007, Viad had intangible assets with indefinite lives of $9.7 million, which primarily consist of trademarks and trade names at GES. The fair value of these intangibles is estimated based on expected future cash flows. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year or more frequently if indications of impairment exist.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of June 30, 2007 and December 31, 2006, Viad had gross deferred tax assets of $65.1 million and $59.6 million, respectively. As of June 30, 2007 and December 31, 2006, the valuation allowance was $325,000. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of June 30, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $16.0 million and $15.7 million, respectively. In addition, as of June 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.6 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2007 and 2006, Viad recorded tax-related interest expense of $303,000 and $414,000, respectively. During the six months ended June 30, 2007 and 2006, Viad recorded tax-related interest expense of $594,000 and $779,000, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of June 30, 2007 and $942,000 as of January 1, 2007. In addition, as of June 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $186,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of June 30, 2007, the entire amount of unrecognized tax benefits for continuing operations of $16.0 million (excluding federal income tax effects of $3.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $7.5 million (excluding federal income tax effects of $754,000) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.4 million as of June 30, 2007. Of this total, $16.2 million related to workers’ compensation liabilities and the remaining $5.2 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $11.6 million as of June 30, 2007, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $3.8 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively.
     Pension and postretirement benefit plans — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $616,000 to its funded pension plans and $545,000 to its unfunded pension plans in 2007, of which the Company has contributed $88,000 and $272,000 as of June 30, 2007, respectively.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2007, of which $265,000 has been contributed as of June 30, 2007.
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
     Share-based compensation — During the first six months of 2007, Viad granted share-based compensation awards to officers, directors and certain key employees pursuant to the 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) including the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and (c) performance-based awards. The 1997 Plan had a ten year life and terminated effective May 31, 2007. Therefore, no further awards will be made from the 1997 Plan after May 31, 2007. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have: vested, been exercised, forfeited or expired. On May 15, 2007, at the 2007 Annual Meeting of Shareholders, the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) was approved by the Company’s shareholders. The 2007 Plan, also with a ten year life, provides for the following types of awards to officers, directors and certain other employees: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares, plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.
     Total share-based compensation expense recognized in the consolidated financial statements during the second quarter of 2007 and 2006 was $3.7 million and $2.1 million, respectively and $6.0 million and $4.1 million, during the six months ended June 30, 2007 and 2006, respectively. Furthermore, the total tax benefits related to such costs were $1.4 million and $844,000 for the second quarter of 2007 and 2006, respectively and $2.3 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.
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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for certain of its pension and postretirement benefit plans and has not yet determined if the adoption of the remaining provisions of SFAS No. 158 will have a material impact on its financial position or results of operations.
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
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2006 Annual Report.
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
     Viad conducts its foreign operations primarily in Canada and the United Kingdom. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $36.1 million and $23.5 million as of June 30, 2007 and December 31, 2006, respectively. During the three and six months ended June 30, 2007, unrealized foreign currency translation gains of $11.1 million and $12.5 million were recorded in other comprehensive income, respectively. During the three and six months ended June 30, 2006, unrealized foreign currency translation gains of $7.0 million and $6.5 million were recorded in other comprehensive income, respectively.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.93 and 0.90 for the second quarter of 2007 and 2006, respectively. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the six months ended June 30, 2007 and 2006 were 0.97 and 0.91, respectively. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.99 and 1.82 for the second quarter of 2007 and 2006, respectively. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the six months ended June 30, 2007 and 2006 were 1.98 and 1.79, respectively. The operating results of Melville have been included in Viad’s consolidated financial statements from the February 1, 2007 acquisition date.
     Viad is also exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions and related accounts receivable denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes foreign currency forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of June 30, 2007, Viad had aggregate contracts to sell U.S. dollars of $1.4 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.11 (Canadian dollars per U.S. dollar), maturing on various dates through September 2007. As of June 30, 2007, the fair value of Viad’s forward exchange contracts was $55,000 and is included in the consolidated balance sheets under the caption “Other current assets.” In addition, as of June 30, 2007, Viad had aggregate contracts to sell U.S. dollars of $2.0 million (notional amount) in exchange for British pounds at an average exchange rate of 0.50 (British pounds per U.S. dollar), which matured in July 2007. As of June 30, 2007, the fair value of these contracts was $21,000 and is included in the consolidated balance sheet under the caption “Other current assets.”
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of June 30, 2007, Viad had variable rate debt outstanding of $9.7 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of June 30, 2007, Viad had fuel contracts outstanding to purchase 246,000 gallons of diesel fuel at approximately $2.86 per gallon (plus applicable taxes) expiring October 2007.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2007, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the second quarter of 2007 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of Shares	Average Price	Announced Plans or	Purchased Under the Plans or
Period (1)	Purchased (#)	Paid Per Share ($)	Programs	Programs (2),(3)
June 2007	3,277	42.54	—	247,200

Total	3,277	42.54	—	247,200

(1)	Months without share repurchase have been excluded from the table.

(2)	During 2006, Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to an aggregate two million shares of Viad common stock from time to time at prevailing prices in the open market. Shares purchased in 2006 and in the first six months of 2007 under this program amounted to 1,476,500 and 276,300, respectively.

(3)	Under authorization by the Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of stockholders of Viad Corp was held on May 15, 2007.

(b)	Not applicable – (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

1.	The election of Directors as follows:

	Affirmative	Vote
	Vote	Against	Abstentions
Isabella Cunningham	18,618,337	80,515	29,205
Jess Hay	17,519,011	1,177,298	31,748
Albert M. Teplin	17,583,782	1,117,483	26,792
2.	The appointment of Deloitte & Touche LLP as Viad’s independent registered public accounting firm for fiscal year 2007:

Affirmative Vote	18,613,266
Against	93,688
Abstentions	21,103
3.	The proposal to approve the 2007 Viad Corp Omnibus Incentive Plan:

Affirmative Vote	15,239,788
Against	1,981,304
Abstentions	54,188
Broker Non-Vote	1,452,777
Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 8, 2007	By	/s/ G. Michael Latta

(Date)		G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)