Form 10-Q
period 2007-09-30
VIAD CORP
filed 2007-11-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, 20,560,234 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$147,730	$178,073
Accounts receivable, net of allowance for doubtful accounts of $1,363 and $1,374, respectively	74,819	40,757
Inventories	48,982	43,523
Deferred income taxes	21,218	16,521
Other current assets	12,690	8,444

Total current assets	305,439	287,318
Property and equipment, net	160,312	135,958
Other investments and assets	28,767	25,148
Deferred income taxes	36,130	39,152
Goodwill	226,185	184,154
Other intangible assets, net	14,561	834

Total Assets	$771,394	$672,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,299	$35,039
Other current liabilities	115,358	94,546
Current portion of long-term debt and capital lease obligations	2,345	2,099

Total current liabilities	178,002	131,684
Long-term debt and capital lease obligations	12,078	12,943
Pension and postretirement benefits	24,955	25,480
Other deferred items and liabilities	86,408	67,314
Commitments and contingencies (Note 15)
Minority interest	6,045	5,220
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	634,247	637,177
Retained earnings	48,634	20,065
Unearned employee benefits and other	(8,939)	(14,214)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	578	498
Unrealized loss on derivative financial instruments	—	(103)
Cumulative foreign currency translation adjustments	48,460	23,538
Unrecognized net actuarial loss and prior service credit	(3,271)	(3,035)
Common stock in treasury, at cost, 4,377,851 and 3,662,716 shares, respectively	(293,205)	(271,405)

Total common stock and other equity	463,906	429,923

Total Liabilities and Stockholders’ Equity	$771,394	$672,564

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
Revenues:
Convention show services	$141,611	$143,342	$569,113	$500,515
Exhibit design and construction	36,845	40,348	142,928	128,260
Travel and recreation services	50,348	46,858	76,179	72,952

Total revenues	228,804	230,548	788,220	701,727

Costs and expenses:
Costs of services	176,007	159,161	576,587	500,891
Costs of products sold	39,754	43,758	142,364	129,698
Business interruption insurance proceeds	(146)	—	(146)	—
Corporate activities	2,342	3,457	7,365	8,656
Gains on sale of corporate assets	—	—	—	(3,468)
Restructuring charges (recoveries)	693	355	1,903	(215)
Impairment losses (recoveries)	(72)	193	(172)	(650)
Net interest income	(1,054)	(1,614)	(3,390)	(4,572)

Total costs and expenses	217,524	205,310	724,511	630,340

Income before income taxes and minority interest	11,280	25,238	63,709	71,387
Income tax expense	1,843	2,429	21,972	16,385
Minority interest	862	786	825	639

Income from continuing operations	8,575	22,023	40,912	54,363
Income (loss) from discontinued operations	(37)	1,496	65	11,026

Net income	$8,538	$23,519	$40,977	$65,389

Diluted income per common share
Income from continuing operations	$0.41	$1.03	$1.95	$2.49
Income from discontinued operations	—	0.07	—	0.50

Net income	$0.41	$1.10	$1.95	$2.99

Weighted-average outstanding and potentially dilutive common shares	20,787	21,424	20,965	21,850

Basic income per common share
Income from continuing operations	$0.42	$1.04	$1.99	$2.53
Income from discontinued operations	—	0.07	0.01	0.52

Net income	$0.42	$1.11	$2.00	$3.05

Weighted-average outstanding common shares	20,345	21,121	20,521	21,456

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(in thousands)
Net income	$8,538	$23,519	$40,977	$65,389

Other comprehensive income (loss):
Unrealized gains on investments:
Holding gains arising during the period, net of tax	6	22	80	22
Unrealized gains (losses) on derivative financial instruments:
Holding gains (losses) arising during the period, net of tax	(38)	(59)	103	(36)
Unrealized foreign currency translation adjustments	12,374	(117)	24,922	6,359
Pension and postretirement benefit plans:
Amortization of prior service credit, net of tax	(189)	—	(568)	—
Amortization of net actuarial loss, net of tax	190	—	332	—

Other comprehensive income (loss)	12,343	(154)	24,869	6,345

Comprehensive income	$20,881	$23,365	$65,846	$71,734

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$40,977	$65,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,965	15,044
Deferred income taxes	(3,997)	1,477
Income from discontinued operations	(65)	(11,026)
Restructuring charges (recoveries)	1,903	(215)
Impairment recoveries	(172)	(650)
Gains on dispositions of property and other assets	(229)	(3,478)
Share-based compensation expense	7,154	7,072
Tax benefits from share-based compensation arrangements	2,237	7,446
Excess tax benefits from share-based compensation arrangements	(1,512)	(4,340)
Other non-cash items, net	3,682	3,531
Change in operating assets and liabilities:
Receivables	(22,219)	(4,509)
Inventories	(2,425)	(1,449)
Accounts payable	20,698	13,843
Restructuring liabilities	(3,068)	(1,168)
Other assets and liabilities, net	(8,765)	(11,386)

Net cash provided by operating activities	51,164	75,581

Cash flows from investing activities:
Capital expenditures	(23,388)	(14,695)
Acquisition of businesses, net of cash acquired	(33,164)	—
Proceeds from dispositions of property and other assets	717	13,872

Net cash used in investing activities	(55,835)	(823)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,767)	(2,941)
Dividends paid on common stock	(2,502)	(2,603)
Common stock purchased for treasury	(28,188)	(34,413)
Excess tax benefits from share-based compensation arrangements	1,512	4,340
Proceeds from exercise of stock options	1,984	5,028
Debt issuance costs	—	(488)

Net cash used in financing activities	(28,961)	(31,077)

Effect of exchange rate changes on cash and cash equivalents	3,289	943

Net increase (decrease) in cash and cash equivalents	(30,343)	44,624
Cash and cash equivalents, beginning of year	178,073	152,601

Cash and cash equivalents, end of period	$147,730	$197,225

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$18,854	$11,359

Interest	$873	$879

Equipment acquired under capital leases	$1,078	$815

See Notes to Consolidated Financial Statements.

VIAD CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Note 2. Share-Based Compensation
     Viad has granted share-based compensation awards to officers, directors and certain key employees pursuant to the 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) including the following types of awards: (a) incentive and non-qualified stock options, (b) restricted stock and (c) performance-based awards. The 1997 Plan had a ten-year life and terminated effective May 31, 2007. Therefore, no further awards will be made from the 1997 Plan after May 31, 2007. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either vested, been exercised, been forfeited or expired. On May 15, 2007, at the 2007 Annual Meeting of Shareholders, the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) was approved by the Company’s shareholders. The 2007 Plan, also with a ten-year life, provides for the following types of awards to officers, directors and certain other employees: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. All awards granted after May 31, 2007 were made from the 2007 Plan.
     Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during the nine months ended September 30, 2007 or 2006. As of September 30, 2007, all shares in the Employee Equity Trust had been utilized.
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2007 and 2006 was $1.1 million and $3.0 million, respectively, and $7.2 million and $7.1 million during the nine months ended September 30, 2007 and 2006, respectively. Furthermore, the total tax benefits related to such costs were $412,000 and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $2.7 million for the nine months ended September 30, 2007 and 2006. No share-based compensation costs were capitalized during the nine months ended September 30, 2007 or 2006.

     The following table summarizes stock option activity during the nine months ended September 30, 2007:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2007	836,912	$24.19	600,707
Granted	21,400	38.44
Exercised	(100,311)	21.79
Forfeited	(13,922)	26.12

Options outstanding at September 30, 2007	744,079	24.88	561,413

     The following table summarizes information concerning stock options outstanding and exercisable as of September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $23.28	134,644	5.0 years	$19.61	134,644	$19.61
$23.32 to $24.05	176,954	2.6 years	23.76	176,954	23.76
$24.22 to $26.07	165,925	3.9 years	25.16	131,101	25.41
$26.31 to $26.47	160,230	4.4 years	26.32	59,760	26.32
$26.49 to $38.44	106,326	3.8 years	30.82	58,954	28.19

$18.40 to $38.44	744,079	3.9 years	24.88	561,413	23.89

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company as described in Note 16. As of September 30, 2007, there were 77,634 of such options outstanding of which 59,755 were exercisable, both with exercise prices ranging from $19.57 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 3.6 years. During the nine months ended September 30, 2007, 18,083 options were exercised by MoneyGram employees at exercise prices ranging from $17.51 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of September 30, 2007 was $8.3 million and is based on the weighted-average exercise price and Viad’s closing stock price of $36.00 as of September 30, 2007. The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2007 and 2006 was $1.7 million and $1.8 million, respectively. The fair value of stock options that vested during the nine months ended September 30, 2007 and 2006 was $572,000 and $2.0 million, respectively. During the nine months ended September 30, 2007 and 2006, Viad received cash proceeds from the exercise of stock options of $2.0 million and $5.0 million, respectively. The tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $2.2 million and $7.4 million for the nine months ended September 30, 2007 and 2006, respectively.
     Restricted stock awards were granted during the nine months ended September 30, 2007 and 2006, the grant date fair values of which were based on the fair market value on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Viad expects to recognize the unamortized cost of all outstanding awards in the consolidated financial statements over a weighted-average period of approximately 2.2 years. Viad also granted awards of performance-based restricted stock (“PBRS”) during the nine months ended September 30, 2007 and 2006. The weighted-average grant date fair values are based on the fair market value on the date of grant. PBRS vests based on the extent to which certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, an additional one third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Viad expects to recognize the unamortized costs of all outstanding awards in the consolidated financial statements over a weighted-average period of approximately 1.8 years.

     The following table summarizes restricted stock and PBRS activity during the nine months ended September 30, 2007:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2007	295,225	$30.02	109,788	$28.79
Granted	80,100	38.61	33,400	38.44
Vested	(23,875)	24.12	(51,276)	27.81
Forfeited	(5,650)	31.26	—	—

Balance at September 30, 2007	345,800	32.39	91,912	32.85

     Viad has granted awards of units under the performance unit incentive plan (“PUP”) to key employees pursuant to the 1997 Plan. PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of September 30, 2007, Viad had a liability recorded of $9.2 million related to the PUP awards. Share-based compensation expense related to the PUP awards is recognized ratably over the requisite service period, which is approximately three years. There were no PUP awards which vested during the nine months ended September 30, 2007 or 2006. Furthermore, there were no cash settlements of PUP awards or any other share-based compensation awards during such periods.
Note 3. Impairment Losses and Recoveries
     During the nine months ended September 30, 2007 and 2006, Viad recorded impairment recoveries related to claims associated with Hurricane Katrina of $172,000 and $1.3 million, respectively (including $72,000 and $407,000 during the three months ended September 30, 2007 and 2006, respectively). These amounts are included in the consolidated statements of operations under the caption “Impairment losses (recoveries).” In addition, during the three months ended September 30, 2007, Viad received an additional $146,000 related to its business interruption insurance claim at Exhibitgroup which is included in the consolidated statements of operations under the caption “Business interruption insurance proceeds.”
     In September 2006, Viad recorded an impairment loss of $600,000 related to the reduction in value of a non-core asset which was subsequently sold for $2.0 million in the fourth quarter of 2006. This charge is included in the consolidated statements of operations under the caption “Impairment losses (recoveries).”
Note 4. Gains on Sale of Corporate Assets
     In January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft along with related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. See Note 16. Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million. These amounts are included in the consolidated statements of operations under the caption “Gains on sale of corporate assets.”
Note 5. Acquisition of Businesses
     On February 1, 2007, Viad completed, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”). Melville is the leading exhibition services contractor in the United Kingdom and provides a full spectrum of organizer and exhibitor services including shell scheme, electrical and lighting services, display installation and design services and registration and lead retrieval services. The acquisition of Melville expands GES’s operations to the major exhibition facilities within the United Kingdom and also provides GES a platform for expansion into other international markets. The Melville companies are wholly-owned subsidiaries of GES Service Companies Limited. The operating results of Melville have been included in Viad’s consolidated financial statements from the date of acquisition.
     In connection with the acquisition, the Company paid $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. In addition, the Company capitalized $1.3 million of restructuring costs related to the transaction. These costs primarily relate to the planned consolidation of duplicate facilities at Melville, as well as severance and certain other employee benefit costs. The restructuring costs were recognized as a liability on the date of acquisition, which resulted in additional goodwill. See Note 14.

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

     The Company recorded $29.3 million of goodwill in connection with the transaction, which is included in the GES reporting segment. The entire amount of goodwill related to the Melville acquisition is expected to be deductible for tax purposes over a period of approximately 15 years. The amounts assigned to other intangible assets include $9.2 million of non-amortizable trademarks and trade names and $3.8 million of intangible assets subject to amortization. The amortizable intangible assets consist of $3.1 million of customer relationships, $393,000 of customer contracts and $305,000 of other intangible assets. The amortizable intangible assets are expected to be amortized in the consolidated financial statements over a weighted-average amortization period of approximately 5.0 years. See Note 8.
     The following table summarizes the unaudited pro forma results of operations of Viad for the three and nine months ended September 30, 2007 and 2006, assuming that the acquisition of Melville had been completed at the beginning of each period:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
Revenue	$228,804	$249,322	$797,791	$778,429
Income from continuing operations	$8,575	$20,724	$41,458	$56,869
Net income	$8,538	$22,220	$41,523	$67,895
Diluted net income per share	$0.41	$1.04	$1.98	$3.11
Basic net income per share	$0.42	$1.05	$2.02	$3.16
     On April 13, 2007, Brewster acquired Lake Minnewanka Boat Tours, a tour boat operator in Banff, Alberta, Canada, for $2.2 million in cash including direct acquisition costs. Viad’s consolidated financial statements include the results of operations of the acquired company from the date of acquisition. The historical results of operations of the acquired company were not significant to Viad’s consolidated results of operations for the periods presented. The preliminary allocation of the aggregate purchase price includes: tangible assets of $1.9 million, assumed liabilities of $456,000, goodwill of $490,000 and other intangible assets of $277,000. The amounts assigned to other intangible assets include $85,000 of intangible assets subject to amortization. The Company recorded $490,000 of goodwill in connection with the transaction, which is included in the Travel and Recreation Services reporting segment. The total amount of recorded goodwill is not expected to be deductible for tax purposes. The purchase price allocation has not been finalized and remains subject to future adjustments.
     On June 29, 2007, GES acquired Poitras Exposition Services, a convention services contractor in Quebec City, Canada, for an aggregate purchase price of $2.2 million including direct acquisition costs. Pursuant to the terms of the purchase agreement, GES paid $1.8 million of the total purchase price on the acquisition date. The remaining consideration is subject to adjustment, and is to be paid upon resolution of certain provisions contained in the purchase agreement. Viad’s consolidated financial statements include the results of operations of the acquired company from the date of acquisition. The historical results of operations of the acquired company were not significant to Viad’s consolidated results of operations for the periods presented. The preliminary allocation of the aggregate purchase price includes: tangible assets of $728,000 (including cash acquired of $59,000), assumed liabilities of $519,000, goodwill of $1.4 million and other intangible assets of $528,000. The amounts assigned to other intangible assets include $379,000 of intangible assets subject to amortization. The Company recorded $1.4 million of goodwill in connection with the transaction, which is included in the GES reporting segment. The total amount of recorded goodwill is not expected to be deductible for tax purposes. The purchase price allocation has not been finalized and remains subject to future adjustments.
Note 6. Inventories
     The components of inventories were as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Raw materials	$27,145	$24,068
Work in process	21,837	19,455

Inventories	$48,982	$43,523

Note 7. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Land	$27,478	$24,375
Buildings and leasehold improvements	90,482	80,831
Equipment and other	258,379	225,883

	376,339	331,089
Accumulated depreciation	(216,027)	(195,131)

Property and equipment, net	$160,312	$135,958

     Depreciation expense for the three months ended September 30, 2007 and 2006 was $5.7 million and $5.0 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $16.2 million and $14.8 million, respectively.
Note 8. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows:

		Travel and
	GES	Recreation	Total
		(in thousands)
Balance at January 1, 2007	$149,490	$34,664	$184,154
Business acquisitions	30,698	490	31,188
Foreign currency translation adjustments	3,542	7,301	10,843

Balance at September 30, 2007	$183,730	$42,455	$226,185

     A summary of other intangible assets as of September 30, 2007 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer-related intangibles	$5,115	$(1,177)	$3,938
Other	1,107	(442)	665

	6,222	(1,619)	4,603

Unamortized intangible assets:
Trademarks and trade names	9,928	—	9,928
Marketing-related intangible	30	—	30

	9,958	—	9,958

Total	$16,180	$(1,619)	$14,561

     A summary of other intangible assets as of December 31, 2006 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer-related intangibles	$901	$(481)	$420
Other	589	(205)	384

	1,490	(686)	804

Unamortized intangible assets:
Marketing-related intangible	30	—	30

Total	$1,520	$(686)	$834

     Intangible asset amortization expense for the three months ended September 30, 2007 and 2006 was $312,000 and $69,000, respectively, and $774,000 and $207,000 for the nine months ended September 30, 2007 and 2006, respectively. The estimated weighted-average amortization period of amortized intangible assets as of September 30, 2007 was approximately 4.4 years. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2007	$321
2008	$1,260
2009	$978
2010	$833
2011 and thereafter	$1,211

Note 9. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Continuing operations:
Customer deposits	$45,669	$30,497
Accrued compensation	29,030	22,145
Self-insured liability accrual	7,837	7,681
Accrued sales and use taxes	3,029	1,417
Accrued income taxes	2,609	8,464
Accrued restructuring	2,511	1,572
Accrued dividends	876	937
Other	19,475	15,645

	111,036	88,358

Discontinued operations:
Environmental remediation liabilities	2,510	2,825
Self-insured liability accrual	600	752
Accrued income taxes	—	1,507
Other	1,212	1,104

	4,322	6,188

Total other current liabilities	$115,358	$94,546

     Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Continuing operations:
Accrued income taxes	$18,665	$—
Self-insured liability accrual	14,547	12,278
Accrued compensation	7,905	12,109
Foreign deferred tax liability	6,946	5,439
Accrued restructuring	6,271	7,117
Deferred gain on sale of property	2,819	3,544
Other	9,095	6,573

	66,248	47,060

Discontinued operations:
Self-insured liability accrual	10,913	11,170
Environmental remediation liabilities	5,985	6,217
Accrued income taxes	806	—
Other	2,456	2,867

	20,160	20,254

Total other deferred items and liabilities	$86,408	$67,314

Note 10. Debt
     As of September 30, 2007, Viad’s total debt of $14.4 million consisted of $5.0 million of capital lease obligations and a $9.4 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”) which was amended June 15, 2006. The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. Effective August 27, 2007, the Credit Facility was amended to permit Viad to repurchase an additional $50 million of its common stock ($110 million in total) during the term of the Credit Facility. As of September 30, 2007, Viad was in compliance with all covenants.
Note 11. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
Income from continuing operations	$8,575	$22,023	$40,912	$54,363

Weighted-average outstanding common shares	20,345	21,121	20,521	21,456
Additional dilutive shares related to share-based compensation	442	303	444	394

Weighted-average outstanding and potentially dilutive common shares	20,787	21,424	20,965	21,850

Diluted income per share from continuing operations	$0.41	$1.03	$1.95	$2.49

Basic income per share from continuing operations	$0.42	$1.04	$1.99	$2.53

     Options to purchase 17,000 shares of common stock were outstanding during the nine months ended September 30, 2007 but were not included in the computation of diluted income per share because the effect would be anti-dilutive. No options were anti-dilutive during the nine months ended September 30, 2006, and therefore, no options were excluded from the computation of diluted income per share for that period.

Note 12. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the nine months ended September 30 is as follows:

	2007		2006
		(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$22,298	35.0%	$24,985	35.0%
State income taxes, net of federal benefit	1,989	3.1%	2,632	3.7%
Tax resolutions and refunds	(1,906)	(3.0%)	(10,000)	(14.0%)
Other, net	(409)	(0.6%)	(1,232)	(1.7%)

Income tax expense	$21,972	34.5%	$16,385	23.0%

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.
     Effective January 1, 2007, Viad adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a more-likely-than-not threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of January 1, 2007, the cumulative effect of applying the provisions of FIN 48 resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million and an increase to deferred tax assets of $3.2 million.
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $14.3 million and $15.7 million, respectively. In addition, as of September 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.4 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended September 30, 2007 and 2006, Viad recorded tax-related interest expense of $343,000 and $319,000, respectively. During the nine months ended September 30, 2007 and 2006, Viad recorded tax-related interest expense of $937,000 and $1.1 million, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of September 30, 2007 and $942,000 as of January 1, 2007. In addition, as of September 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $203,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the nine months ended September 30, 2007:

	Continuing	Discontinued
	Operations	Operations	Total
		(in thousands)
Balance at January 1, 2007	$15,738	$942	$16,680
Additions for tax positions taken in prior years	243	—	243
Reductions for cash payments	(230)	—	(230)
Reductions for lapse of applicable statutes	(2,119)	(306)	(2,425)
Foreign exchange effects	635	—	635

Balance at September 30, 2007	$14,267	$636	$14,903

     As of September 30, 2007, the entire amount of unrecognized tax benefits for continuing operations of $14.3 million (excluding federal income tax effects of $2.9 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $7.1 million (excluding federal income tax effects of $596,000) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Viad’s 2004 through 2006 U.S. federal tax years and various state tax years from 2002 through 2006 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2006 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     In conjunction with the adoption of FIN 48, Viad has classified liabilities associated with uncertain tax positions as non-current liabilities in Viad’s consolidated balance sheet unless they are expected to be paid within the next year. As of September 30, 2007 and January 1, 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $20.0 million and $17.0 million, respectively, were classified as non-current liabilities.
Note 13. Pension and Postretirement Benefit Plans
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30 included the following components:

			Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
		(in thousands)
Service cost	$76	$44	$17	$17
Interest cost	313	285	244	252
Expected return on plan assets	(186)	(199)	(93)	(70)
Amortization of prior service cost (credit)	51	52	(362)	(291)
Recognized net actuarial loss	109	114	99	—

Net periodic benefit cost (credit)	$363	$296	$(95)	$(92)

     For the nine months ended September 30, the net periodic benefit cost for Viad’s pension and postretirement benefit plans included the following components:

			Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006
		(in thousands)
Service cost	$172	$148	$55	$59
Interest cost	868	845	780	896
Expected return on plan assets	(558)	(597)	(279)	(212)
Amortization of prior service cost (credit)	155	156	(1,086)	(871)
Recognized net actuarial loss	327	355	371	291

Net periodic benefit cost (credit)	$964	$907	$(159)	$163

     Viad expects to contribute $599,000 to its funded pension plans, $579,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2007. As of September 30, 2007, Viad had contributed $528,000 to its funded pension plans, $425,000 to its unfunded pension plans and $548,000 to its postretirement benefit plans.

Note 14. Restructuring Charges and Recoveries
     During the nine months ended September 30, 2007, Exhibitgroup recorded restructuring charges totaling $2.0 million consisting of severance and other employee benefits associated with an organizational realignment. As of September 30, 2007, a liability remained of $251,000 which was included in the consolidated balance sheets under the caption “Other current liabilities.” This liability is expected to be paid by the end of 2007. Additionally, in conjunction with the acquisition of Melville, GES recorded a restructuring liability of $1.3 million consisting primarily of costs associated with the planned consolidation of duplicate facilities at Melville of $853,000, certain severance and other employee benefit costs of $281,000 and other exit costs of $208,000. GES expects to substantially complete the restructuring activities by December 31, 2007; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. As of September 30, 2007, there was a remaining liability of $1.1 million of which $417,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $648,000 under the caption “Other deferred items and liabilities.”
     In 2004, Viad recorded a restructuring charge resulting from the consolidation of certain leased office space at its corporate headquarters. Viad revises this estimated future obligation annually and during the third quarters of 2007 and 2006 recorded a recovery of $61,000 and a charge of $355,000, respectively. As of September 30, 2007, a liability of $958,000 remained of which $246,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $712,000 under the caption “Other deferred items and liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup and as of September 30, 2007, a liability remained of $1.1 million (comprised solely of future lease payment obligations) of which $251,000 and $865,000 were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. In 2001, Viad approved a plan of restructuring and as of September 30, 2007, a liability remained of $6.4 million (comprised solely of future lease payment obligations), of which $1.6 million and $4.8 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in Viad’s restructuring liability balances as of September 30, 2007 is as follows:

	2007	2002	2001
	Restructuring	Restructuring	Restructuring
		(in thousands)
Balance at January 1, 2007	$—	$1,277	$7,412
Melville acquisition liability	1,342	—	—
Restructuring charges	1,964	—	—
Cash payments	(1,845)	(161)	(1,062)
Non-cash adjustment	(163)	—	—
Adjustments for change in foreign currency	18	—	—

Balance at September 30, 2007	$1,316	$1,116	$6,350

Note 15. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and legal matters including claims and counter-claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2007, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although Viad is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2007 and December 31, 2006, Viad had recorded environmental remediation liabilities of $8.5 million and $9.0 million, respectively, related to previously sold operations.

     Included in GES’s results of operations for the nine month period ended September 30, 2007 was $3.9 million related to the favorable resolution of a contract dispute.
     As of September 30, 2007, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2007 would be $31.4 million, of which $31.3 million related to guarantees on a leased facility and certain equipment expiring through January 2015. As of September 30, 2007, the aggregate guarantees related to credit or lease arrangements with a bank were $81,000 which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Note 16. Related Party Transactions
     On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. In January 2006, Viad sold its 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. In conjunction with this sale, a Joint Ownership Agreement that was in place was terminated. In addition, certain members of Viad’s Board of Directors are also Directors of MoneyGram.

Note 17. Segment Information
     Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment losses and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant non-cash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(in thousands)
Revenues:
GES	$151,616	$151,737	$589,333	$515,200
Exhibitgroup	26,840	31,953	122,708	113,575
Travel and Recreation Services	50,348	46,858	76,179	72,952

	$228,804	$230,548	$788,220	$701,727

Segment operating income (loss):
GES	$(2,744)	$9,600	$51,495	$50,373
Exhibitgroup	(6,181)	(2,816)	(6,277)	(3,166)
Travel and Recreation Services	22,114	20,845	24,197	23,931

	13,189	27,629	69,415	71,138
Corporate activities	(2,342)	(3,457)	(7,365)	(8,656)

	10,847	24,172	62,050	62,482
Interest income	1,461	2,058	4,642	5,791
Interest expense	(407)	(444)	(1,252)	(1,219)
Gains on sale of corporate assets	—	—	—	3,468
Restructuring recoveries (charges):
GES	—	—	—	370
Exhibitgroup	(754)	—	(1,964)	200
Corporate	61	(355)	61	(355)
Impairment recoveries (losses):
GES	—	407	—	1,250
Exhibitgroup	72	—	172	—
Corporate	—	(600)	—	(600)

Income before income taxes and minority interest	$11,280	$25,238	$63,709	$71,387

	September 30,	December 31,
	2007	2006
	(in thousands)
Assets:
GES	$370,262	$264,997
Exhibitgroup	85,060	74,809
Travel and Recreation Services	163,203	122,051
Corporate and other	152,869	210,707

	$771,394	$672,564

Note 18. Impact of Recent Accounting Pronouncements
     Viad adopted the provisions of FIN 48 on January 1, 2007. Refer to Note 12 for a full discussion of the adoption of FIN 48 and its impact on Viad’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, Viad will adopt SFAS No. 157 on January 1, 2008. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument-by-instrument basis (in its entirety) and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad will adopt SFAS No. 159 on January 1, 2008. The Company believes that the adoption of SFAS No. 159 will not have a material impact on its financial position or results of operations.
Note 19. Common Stock Repurchases
     During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate of two million shares of the Company’s common stock from time to time at prevailing prices in the open market. On August 8, 2007, Viad announced its intent to purchase an additional one million shares of common stock from time to time at prevailing prices in the open market. Shares purchased in 2006 totaled 1,476,500 shares for an aggregate of $49.4 million. During the nine months ended September 30, 2007, Viad repurchased an additional 781,700 shares for $28.2 million. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.
Note 20. Discontinued Operations
     During the nine months ended September 30, 2007 and 2006, Viad recorded income from discontinued operations of $65,000 and $11.0 million, respectively. Of these amounts, $65,000 and $3.6 million, respectively, primarily related to tax and other matters associated with previously sold operations. Also included in the nine months ended September 30, 2006 was $7.4 million related to the reversal of certain current liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation.
Note 21. Subsequent Events
     In October 2007, Viad received $2.6 million related to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. The settlement amount will be recorded as income from discontinued operations, net of tax, in the fourth quarter of 2007.
     In November 2007, the Company acquired the assets of Ethnometrics Corp for $1.0 million in cash. Ethnometrics provides consulting and analytical services to exhibition and event organizers and exhibitors. Its results will be included in the GES reporting segment.

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
     The following are financial highlights of the third quarter of 2007 as compared to the third quarter of 2006 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $228.8 million, a slight decrease from 2006 revenue of $230.5 million

•	Net income of $8.5 million versus $23.5 million in 2006

•	Diluted income per share of $0.41 versus $1.10 in 2006

•	Cash and cash equivalents totaled $147.7 million as of September 30, 2007

•	Debt was $14.4 million as of September 30, 2007

•	Viad repurchased 505,400 shares of its common stock for $17.7 million
     GES
•	Revenues of $151.6 million, comparable to 2006 revenue of $151.7 million

•	Segment operating loss of $2.7 million, compared to income of $9.6 million in 2006
     Exhibitgroup
•	Revenues of $26.8 million, a decrease of 16.0 percent from 2006

•	Segment operating loss of $6.2 million, compared to a loss of $2.8 million in 2006

•	A restructuring charge of $754,000 ($458,000 after-tax) related to personnel changes that support the organizational realignment at Exhibitgroup
     Travel and Recreation Services
•	Revenues of $50.3 million, an increase of 7.4 percent from 2006

•	Segment operating income of $22.1 million, an increase of 6.1 percent from 2006

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
     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(in thousands)
Adjusted EBITDA	$16,722	$30,108	$80,929	$86,361
Interest expense	(407)	(444)	(1,252)	(1,219)
Income tax expense	(1,843)	(2,429)	(21,972)	(16,385)
Depreciation and amortization	(5,969)	(5,019)	(16,965)	(15,044)
Impairment recoveries (losses)	72	(193)	172	650
Income (loss) from discontinued operations	(37)	1,496	65	11,026

Net income	$8,538	$23,519	$40,977	$65,389

     The decrease in Adjusted EBITDA of $13.4 million for the third quarter of 2007 compared to the third quarter of 2006 was primarily driven by lower segment operating income at GES and Exhibitgroup, partially offset by higher segment operating income at Travel and Recreation Services and lower corporate costs. The decrease in Adjusted EBITDA of $5.4 million for the first nine months of 2007 compared to 2006 was primarily due to a decrease in segment operating income at Exhibitgroup and unfavorable net restructuring charges, interest income and the 2006 gain on sale of corporate assets. This was partially offset by an increase in segment operating income at GES and Travel and Recreation Services and lower corporate costs.
     See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of Third Quarter of 2007 to the Third Quarter of 2006
     In the third quarter of 2007, revenues were $228.8 million compared to $230.5 million in the third quarter of 2006. The slight decrease was primarily due to negative show rotation at GES and Exhibitgroup, mostly offset by the acquisition of Melville and strong base same-show growth and new business at GES. Income before income taxes and minority interest was $11.3 million for the third quarter of 2007, compared to $25.2 million in the third quarter of 2006. Viad’s income from continuing operations for the third quarter of 2007 was $8.6 million, or $0.41 per diluted share, as compared to $22.0 million, or $1.03 per diluted share, in the third quarter of 2006. The decrease was mainly due to a decline in segment operating income from 2006 driven by negative show rotation as well as higher favorable resolution of tax matters of $5.8 million in the third quarter of 2006 as compared to $1.9 million in the third quarter of 2007.
     Net income for the third quarter of 2007 was $8.5 million, or $0.41 per diluted share, including a loss from discontinued operations of $37,000 primarily related to tax and other matters associated with previously sold operations. This compares to net income of $23.5 million, or $1.10 per diluted share, in the third quarter of 2006, which included income from discontinued operations of $1.5 million primarily related to tax and other matters associated with previously sold operations.
     GES. Revenues for GES were $151.6 million for the third quarter of 2007, comparable to $151.7 million in the third quarter of 2006. Negative show rotation revenue of $34 million was mostly offset by $20.4 million in revenue from Melville, strong base same-show growth of 10.9 percent and new business at GES’s North American operations. Management defines base same-show revenue growth as growth in exhibitions and events that occur in the same quarter and same city every year. Base same shows represented approximately 45 percent of GES’s revenue in the third quarter of 2007.
     Segment operating loss was $2.7 million in the third quarter of 2007, down from income of $9.6 million in the third quarter of 2006. The decrease was primarily due to the negative show rotation and an expected operating loss at Melville on seasonally lower revenues. An increase in insurance claims expense and cost overruns on certain shows also contributed to the operating loss in the third quarter of 2007.
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
     Exhibitgroup. Revenues for Exhibitgroup were $26.8 million for the third quarter of 2007, down 16.0 percent from $32.0 million for the third quarter of 2006. The decrease was primarily due to negative show rotation from the Farnborough Air Show, which contributed approximately $10 million in revenue during the third quarter of 2006, partially offset by a slight increase in domestic and other international business. Segment operating loss was $6.2 million in the third quarter of 2007, down from a loss of $2.8 million in the third quarter of 2006. The decrease in Exhibitgroup’s operating results was mainly due to negative show rotation in the third quarter of 2007.
     Visibility over future revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. In response to a challenging exhibit market, management is focused on repositioning Exhibitgroup as a marketing services firm to capture a greater share of its clients’ marketing budgets by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as cost control, productivity enhancements and increased capacity utilization in order to improve profitability in future years.
     Travel and Recreation Services. Revenues of the travel and recreation businesses were $50.3 million, up from $46.9 million in the third quarter of 2006. Segment operating income was $22.1 million for the third quarter of 2007, up from $20.8 million in the 2006 quarter. During the third quarter of 2007, Brewster realized growth in passenger volume at the Banff Gondola and an increase in occupancy and average daily rates at its Mount Royal Hotel. Glacier Park also realized an increase in room revenue at its inns and lodges.
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
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.95 and 0.89 for the third quarter of 2007 and 2006, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Conversely, decreases in the exchange rates may unfavorably impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
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
     Corporate Activities. Corporate activities totaled $2.3 million in the third quarter of 2007 compared to $3.5 million in the third quarter of 2006. The decrease was primarily due to a decrease in share-based compensation expense.
     Net Interest Income. Net interest income totaled $1.1 million in the third quarter of 2007 compared to $1.6 million in the third quarter of 2006. The decrease was primarily due to lower cash balances in the third quarter of 2007 as compared to 2006 resulting from Viad’s acquisitions and share repurchases.
     Income Taxes. The effective tax rate in the third quarter of 2007 on income before income taxes and minority interest was 16.3 percent compared to 9.6 percent for the third quarter of 2006. The low rates were primarily due to the favorable resolution of tax matters of $1.9 million and $5.8 million in 2007 and 2006, respectively.
Comparison of First Nine Months of 2007 to the First Nine Months of 2006
     Revenues for the first nine months of 2007 increased 12.3 percent to $788.2 million from $701.7 million in 2006. The increase was primarily driven by the acquisition of Melville, strong base same-show growth and new business at GES. Income before income taxes and minority interest was $63.7 million for the first nine months of 2007, down 10.8 percent from $71.4 million for the comparable period in 2006. Income from continuing operations for the first nine months of 2007 was $40.9 million, or $1.95 per diluted share, as compared to $54.4 million, or $2.49 per diluted share in the comparable period in 2006. The decrease in income from continuing operations for the 2007 period was primarily due to higher income from the favorable resolution of tax matters of $10.0 million in the first nine months of 2006 versus $1.9 million in the comparable period in 2007, the 2006 gains on sale of corporate assets of $3.5 million ($2.2 million after-tax) and restructuring charges of $1.9 million ($1.2 million after-tax) in the first nine months of 2007 versus restructuring recoveries of $215,000 ($122,000 after-tax) in 2006.
     Net income for the first nine months of 2007 was $41.0 million, or $1.95 per diluted share, compared to $65.4 million, or $2.99 per diluted share, for the first nine months of 2006. Net income for the 2006 period included income from discontinued operations of $11.0 million, or $0.50 per diluted share, which primarily consisted of $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation. Income from discontinued operations in 2006 also included $3.6 million primarily related to tax and other matters associated with previously sold operations as compared to $65,000 in the 2007 period.
     GES. Revenues for GES were $589.3 million for the first nine months of 2007, an increase of 14.4 percent as compared to $515.2 million in the first nine months of 2006. The increase was primarily due to $69.9 million in revenue from the acquisition of Melville, strong base same-show growth of 11.1 percent and new business. Base same shows represented approximately 41 percent of GES’s revenue in the 2007 period. Segment operating income was $51.5 million in the first nine months of 2007, up 2.2 percent from $50.4 million in the 2006 period. Operating margins were 8.7 percent in the first nine months of 2007 as compared to 9.8 percent in the first nine months of 2006. The decline in operating margins was due mainly to the relatively lower margins at Melville. In addition, GES realized an increase in certain insurance-related expenses and cost overruns on certain shows during the 2007 period.
     Exhibitgroup. Exhibitgroup’s revenue was $122.7 million for the first nine months of 2007, an increase of 8.0 percent from the 2006 amount of $113.6 million. The revenue growth reflects positive results from Exhibitgroup’s initiatives to reposition the company and to improve its sales pipeline and win rate. Segment operating loss in the first nine months of 2007 was $6.3 million, versus a loss of $3.2 million in the first nine months of 2006. The decline in operating results was largely due to investments in those initiatives.
     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $76.2 million in the first nine months of 2007, as compared to $73.0 million in 2006. Segment operating income was $24.2 million for the first nine months of 2007, comparable to $23.9 million for the first nine months of 2006. During the 2007 period, Brewster realized growth in passenger volume at the Banff Gondola and increased room revenue at its Mount Royal Hotel. Glacier Park also realized an increase in room revenues at its inns and lodges.
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.95 and 0.90 for the first nine months of 2007 and 2006, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Corporate Activities. Corporate activities totaled $7.4 million in the first nine months of 2007 compared to $8.7 million in the first nine months of 2006. The decrease was primarily due to a decrease in share-based compensation expense.
     Net Interest Income. Net interest income totaled $3.4 million in the first nine months of 2007 compared to $4.6 million in the first nine months of 2006. The decrease was primarily due to lower cash balances in the first nine months of 2007 as compared to 2006 resulting from Viad’s acquisitions and share repurchases.
     Income Taxes. The effective tax rate on income before income taxes and minority interest in the first nine months of 2007 was 34.5 percent compared to 23.0 percent for the first nine months of 2006. The lower rate in 2006 was primarily due to the favorable resolution of tax matters in the first nine months of 2006 of $10.0 million as compared to $1.9 million in 2007.
Liquidity and Capital Resources:
     Cash and cash equivalents were $147.7 million as of September 30, 2007 as compared to $178.1 million as of December 31, 2006, with the decrease primarily due to the acquisition of businesses, share repurchases and capital expenditures, partially offset by cash provided by operating activities. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of September 30, 2007 was $14.4 million compared to $15.0 million as of December 31, 2006. The debt-to-capital ratio was 0.030 to 1 as of September 30, 2007 compared with 0.033 to 1 as of December 31, 2006. Capital is defined as total debt and capital lease obligations plus minority interest and common stock and other equity.
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
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of September 30, 2007, Viad had an outstanding borrowing of $9.4 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. Effective August 27, 2007, the Credit Facility was amended to permit Viad to repurchase an additional $50 million of its common stock ($110 million in total) during the term of the Credit Facility. As of September 30, 2007, Viad was in compliance with all covenants.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.
     Capital expenditures for the first nine months of 2007 totaled $23.4 million and primarily related to the purchase of rental inventory and information systems and related costs at GES and new tour buses at Brewster. For the nine months ended September 30, 2006 capital expenditures totaled $14.7 million and primarily related to manufacturing and other equipment and information systems and related costs.
     On February 1, 2007, Viad completed the acquisition of Melville for $34.4 million in cash and incurred $565,000 of direct acquisition costs for a total purchase price of $35.0 million. On April 13, 2007, Brewster completed the acquisition of Lake Minnewanka Boat Tours, a tour boat operator in Banff, Alberta, Canada for $2.2 million in cash. On June 29, 2007, GES completed the acquisition of Poitras Exposition Services, a convention services contractor in Quebec City, Canada for $2.2 million, of which $1.8 million was paid in cash on the acquisition date. On November 7, 2007, the Company acquired the assets of Ethnometrics Corp for $1.0 million in cash. Ethnometrics provides consulting and analytical services to exhibition and event organizers and exhibitors. Its results will be included in the GES reporting segment.
     During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate two million shares of the Company’s common stock from time to time at prevailing prices in the open market. On August 8, 2007, Viad announced its intent to purchase an additional one million shares of common stock from time to time at prevailing prices in the open market. Shares purchased in 2006 totaled 1,476,500 shares for an aggregate of $49.4 million. During the nine months ended September 30, 2007, Viad repurchased an additional 781,700 shares for $28.2 million. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003. See Part II, Item 2 for details of shares repurchased during the third quarter of 2007.
     In October 2007, Viad received $2.6 million related to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. The settlement amount will be recorded as income from discontinued operations, net of tax, in the fourth quarter of 2007.
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
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2007 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of September 30, 2007, Viad had recorded goodwill of $183.7 million and $42.5 million related to GES and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. As of September 30, 2007, Viad had intangible assets with indefinite lives of $10.0 million, which primarily consist of trademarks and trade names at GES. The fair value of these intangibles is estimated based on expected future cash flows. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year or more frequently if indications of impairment exist.

     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of September 30, 2007 and December 31, 2006, Viad had gross deferred tax assets of $63.9 million and $59.6 million, respectively. As of September 30, 2007 and December 31, 2006, the valuation allowance was $325,000. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
     Effective January 1, 2007, Viad adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The adoption of FIN 48 resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million and an increase to deferred tax assets of $3.2 million.
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $14.3 million and $15.7 million, respectively. In addition, as of September 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.4 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended September 30, 2007 and 2006, Viad recorded tax-related interest expense of $343,000 and $319,000, respectively. During the nine months ended September 30, 2007 and 2006, Viad recorded tax-related interest expense of $937,000 and $1.1 million, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of September 30, 2007 and $942,000 as of January 1, 2007. In addition, as of September 30, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $203,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of September 30, 2007, the entire amount of unrecognized tax benefits for continuing operations of $14.3 million (excluding federal income tax effects of $2.9 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $7.1 million (excluding federal income tax effects of $596,000) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.4 million as of September 30, 2007. Of this total, $15.8 million related to workers’ compensation liabilities and the remaining $6.6 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $11.5 million as of September 30, 2007, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $5.7 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively.
     Pension and postretirement benefit plans — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $599,000 to its funded pension plans and $579,000 to its unfunded pension plans in 2007, of which the Company has contributed $528,000 and $425,000 as of September 30, 2007, respectively.

     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2007, of which $548,000 has been contributed as of September 30, 2007.
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
     Share-based compensation — Viad has granted share-based compensation awards to officers, directors and certain key employees pursuant to the 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) including the following types of awards: (a) incentive and non-qualified stock options, (b) restricted stock and (c) performance-based awards. The 1997 Plan had a ten year life and terminated effective May 31, 2007. Therefore, no further awards will be made from the 1997 Plan after May 31, 2007. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either vested, been exercised, been forfeited or expired. On May 15, 2007, at the 2007 Annual Meeting of Shareholders, the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) was approved by the Company’s shareholders. The 2007 Plan, also with a ten year life, provides for the following types of awards to officers, directors and certain other employees: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. All awards granted after May 31, 2007 were made from the 2007 Plan.
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2007 and 2006 was $1.1 million and $3.0 million, respectively, and $7.2 million and $7.1 million during the nine months ended September 30, 2007 and 2006, respectively. Furthermore, the total tax benefits related to such costs were $412,000 and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $2.7 million for the nine months ended September 30, 2007 and 2006. No share-based compensation costs were capitalized during the nine months ended September 30, 2007 or 2006.
     Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility; the expected period of time the stock option will remain outstanding; the expected dividend yield on Viad common stock, and the risk-free interest rate. Changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s results of operations.
Impact of Recent Accounting Pronouncements:
     Viad adopted the provisions of FIN 48 on January 1, 2007. Refer to Note 12 for a full discussion of the adoption of FIN 48 and its impact on Viad’s consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Accordingly, Viad will adopt SFAS No. 157 on January 1, 2008. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument-by-instrument basis (in its entirety) and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad will adopt SFAS No. 159 on January 1, 2008. The Company believes that the adoption of SFAS No. 159 will not have a material impact on its financial position or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Viad’s market risk exposures relate to fluctuations in foreign exchange rates, interest rates and certain commodity prices. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect Viad’s financial condition or results of operations. Interest rate risk is the risk that changing interest rates will adversely affect the earnings of Viad. Commodity risk is the risk that changing prices will adversely affect results of operations.
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

Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $48.5 million and $23.5 million as of September 30, 2007 and December 31, 2006, respectively. During the three and nine months ended September 30, 2007, unrealized foreign currency translation gains of $12.4 million and $24.9 million were recorded in other comprehensive income, respectively. During the three months ended September 30, 2006, unrealized foreign currency translation losses of $117,000 were recorded in other comprehensive income and during the nine months ended September 30, 2006, $6.4 million of unrealized foreign currency translation gains were recorded.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.95 and 0.89 for the third quarters of 2007 and 2006, respectively. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the nine months ended September 30, 2007 and 2006 were 0.95 and 0.90, respectively. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 2.03 and 1.87 for the third quarters of 2007 and 2006, respectively. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the nine months ended September 30, 2007 and 2006 were 1.99 and 1.82, respectively. The operating results of Melville have been included in Viad’s consolidated financial statements from the February 1, 2007 acquisition date.
     Viad is also exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions and related accounts receivable denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes foreign currency forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of September 30, 2007, Viad had aggregate contracts to sell U.S. dollars of $1.0 million (notional amount) in exchange for British pounds at an average exchange rate of 0.50 (British pounds per U.S. dollar), which matured in October 2007. As of September 30, 2007, the fair value of these contracts was $20,000 and is included in the consolidated balance sheet under the caption “Other current assets.”
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2007, Viad had variable rate debt outstanding of $9.4 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of September 30, 2007, Viad had fuel contracts outstanding to purchase 42,000 gallons of diesel fuel at approximately $3.06 per gallon (plus applicable taxes), which expired in October 2007.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2007, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2007 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans or
Period(1)	Shares Purchased (#)	Per Share ($)	Programs	Programs (2),(3)
July 2007	48,000	36.65	48,000	199,200
August 2007	469,886	34.87	457,400	741,800

Total	517,886	35.04	505,400	741,800

(1)	Months without share repurchases have been excluded from the table.

(2)	During 2006 Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to an aggregate of two million shares of its common stock from time to time at prevailing prices in the open market. On August 8, 2007, Viad announced its intent to purchase an additional one million shares of its common stock from time to time at prevailing prices in the open market. Shares purchased in 2006 and the first nine months of 2007 under this program amounted to 1,476,500 and 781,700, respectively.

(3)	Under authorization by the Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP

(Registrant)

November 8, 2007	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)