Form 10-K
period 2007-12-31
VIAD CORP
filed 2008-02-29
CIK 884219

As filed with the Securities and Exchange Commission on February 29, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $848 million.

Registrant had 20,556,441 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2008.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 20, 2008 is incorporated by reference into Part III of this Annual Report.

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

Viad’s services are classified into three reportable business segments: (1) GES comprised of GES Exposition Services, Inc. and its affiliated companies, including Melville Exhibition and Event Services Limited, GES Exposition Services (Canada) Limited and Corporate Technical Services Limited, (2) Exhibitgroup/Giltspur, a division of Viad, and its affiliated companies, including SDD Exhibitions Limited and Voblo Verwaltungs GmbH, and (3) Travel and Recreation Services provided by the Brewster Inc. and Glacier Park, Inc. business units. The reportable business segments have been defined in a manner consistent with Viad’s organizational structure, internal reporting, allocation of resources and operating decision-making. A description of each of Viad’s reportable business segments and recent developments relating to each is provided below.

Viad has no customer that comprises more than five percent of its revenues, and no reporting segment of Viad has a customer comprising more than ten percent of that segment’s revenues.

Recent Business Development — Acquisitions

On February 1, 2007, Viad, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, completed the acquisition of Melville Exhibition and Event Services Limited and its subsidiaries and an affiliated company, Corporate Technical Services Limited (collectively “Melville”). Melville is the leading exhibition services contractor in the United Kingdom and provides a full spectrum of organizer and exhibitor services including shell scheme, electrical and lighting services, display installation and design services and registration and lead retrieval services. Melville operates within the GES segment under the GES Worldwide Network brand. The acquisition of Melville expands the operations of GES to the major exhibition facilities within the United Kingdom. Melville also provides GES a platform for the expansion of GES’ business into other international markets.

On April 5, 2007, Viad, through its wholly-owned Canadian subsidiary Brewster Inc. (“Brewster”), completed the acquisition of Minnewanka Tours (1977) Ltd. and its affiliated company 845902 Alberta Ltd. (collectively “Minnewanka”). Minnewanka is a tour boat operation on Lake Minnewanka in Banff National Park in Alberta, Canada and is operated as a division of Brewster Inc.

On June 29, 2007, GES acquired Services d’Expositions P.E. Poitras Ltée, an exhibition services contractor in Quebec City, Canada.

On January 4, 2008, Viad completed the acquisition of The Becker Group, Ltd. (“Becker Group”). Becker Group is an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. With more than 50 years of experience, Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America. Becker Group’s retail clients include some of the top retail real estate developers in the world, many of which have been clients for ten or more years. Becker Group has successfully expanded its experiential marketing solutions beyond the retail sector to include year-round branded attractions, sponsored events, mobile marketing tours and other place-based marketing solutions for a broad client base. Recent projects include the museum touring exhibitions “Rockwell’s America” and “Robots,” as well as touring exhibits to promote the animated films “Ratatouille” and “Cars.” In addition, Becker Group created a snow globe program at Taubman Centers, Inc. retail centers featuring and promoting the films “The Chronicles of Narnia: The Lion, the Witch and the Wardrobe” and “Happy Feet.”

Viad Business Units

Viad is comprised of three operating groups which are leading competitors in the markets in which they compete. They include businesses that provide services that address the needs of exhibition and event organizers and exhibitors, as well as travel and recreation services.

GES

GES provides services to the exhibition, event and corporate meeting industry, which primarily consists of exhibitions, trade shows, conventions, and corporate and special events that facilitate face-to-face marketing. GES is one of the leading service providers in North America and the United Kingdom. GES has a network of offices in the most active and popular destinations in North America and the United Kingdom, as well as in Abu Dhabi, United Arab Emirates. With a focus on assisting event organizers in all aspects of the preparation, installation and dismantling of an exhibition, convention or special event, GES services some of the most visible and influential events in the exhibition, event and corporate meeting industry. In 2007, GES and its affiliated companies, under the GES Worldwide Network brand, provided services to over 250,000 exhibitor customers in North America and the United Kingdom and for an estimated 2,000 exhibitions and hundreds of events and projects across North America, the United Kingdom and United Arab Emirates.

GES has full service operations in 16 U.S. cities and eight Canadian cities, including Quebec City through GES’ $2.2 million acquisition in June 2007 of Services d’Expositions P.E. Poitras Ltée, the largest exhibition services company in Quebec City. The acquisition of Melville in February 2007 expanded GES’ operations to the major exhibition facilities within the United Kingdom. Melville also provides GES a platform for the expansion of GES’ business into other international markets. In 2007, GES expanded its operations into Abu Dhabi in the United Arab Emirates, through its Melville Middle East affiliate, serving as the exclusive provider of venue services at the Abu Dhabi National Exhibitions Centre.

GES provides exhibition and event services such as designing, planning, managing, producing, installing and dismantling every aspect of an exhibition and event. GES’ principal customers are show organizers, corporate event organizers and exhibitors. Central to GES’ customer base are show organizers, which are comprised of for-profit show owners, not-for-profit trade associations, publishing firms, show management companies and corporations that plan and manage their own proprietary events. Under its agreements with show organizers, GES provides services to the show organizer and provides certain services exclusively to exhibitors participating in the exhibition or event. Services provided to show organizers include: general management; planning and consultation; concept design; exhibition layout and design; exhibit design and construction; graphics and design; show traffic analysis; transportation, logistics and material handling services; installation and dismantling services; rental furniture; carpeting and flooring; decorating products and accessories; custom graphics; overhead rigging; cleaning; and electrical, lighting and plumbing distribution. Exclusive services provided to exhibitors typically include material handling services, overhead rigging, electrical distribution and cleaning. The services that GES provides to show organizers generally help the organizer provide the infrastructure necessary to service the attendees and exhibitors of the event and communicate the brand of the show, while the exclusive exhibitor services, which may vary from venue to venue, provide the exhibitors a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the show. In addition to the exclusive services, GES seeks to sell discretionary services to the exhibitors that participate in the exhibition or event. These discretionary services include: program management and on-site coordination for exhibitors; furnishings, carpeting and signage; logistics and shipping services; return on investment analysis; attendee and exhibit booth traffic analysis; installation and dismantling; storage and refurbishing of exhibits.

As the official services contractor, GES prepares and sends an Exhibitor Manual to each exhibitor in advance of the show, either by mail, electronic distribution utilizing GES’ IntelliKitsm product, or by GES’ internet-based ordering system, GES Online. The Exhibitor Manual contains detailed descriptions of the exclusive and discretionary services offered by GES and order forms for those services. When GES is not the official services contractor, GES competes with the official services contractor and other specialized contractors to provide to exhibitors the discretionary services described above.

Exhibitgroup/Giltspur

Exhibitgroup/Giltspur is an integrated experience marketing company that specializes in face-to-face exhibits and environments and program management. Custom design and construction of exhibits and environments is a core part of Exhibitgroup/Giltspur’s business. Exhibitgroup/Giltspur’s custom exhibits and environments are designed from concept using state-of-the-art computer rendering programs. Custom exhibits vary in size, cost and complexity depending on the client’s needs and budget — from carefully developed product showcases to more elaborately themed environments and interactive exhibits. Exhibitgroup/Giltspur’s design team also has the capacity to blend rental components into a client’s custom exhibit to create the desired marketing statement at a lower cost to the client. Some of Exhibitgroup/Giltspur’s exhibits are as large as 40,000 square feet, as high as two stories and may cost up to several million dollars. In addition to its U.S. operations, Exhibitgroup/Giltspur serves clients internationally through its operations in the United Kingdom, Germany and Canada and through partners in various other countries.

Exhibitgroup/Giltspur combines its core services of custom design and construction with an ability to provide complete, one-stop shop exhibit program management services — services that meet a client’s long-term marketing needs and ensure the best handling of the client’s exhibit program. Exhibitgroup/Giltspur’s services include: exhibit program management and planning; logistics management; exhibit maintenance and warehousing; installation and dismantling; show services; online ordering and internet-based services; marketing, advertising and multimedia services and customer relationship management (“CRM”) marketing services.

Exhibitgroup/Giltspur also refurbishes exhibits and provides portable and “modular” exhibits, retail merchandising units (or kiosks) for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors centers, showrooms, casinos and retail interiors. In addition, Exhibitgroup/Giltspur provides strategic marketing services, including creative services and program strategy and measurement services with a full program of implementation such as advertising, multimedia, video and CRM services.

Through egRetailsm in the United States and sddRetailsm internationally, Exhibitgroup/Giltspur produces retail merchandising units that are generally used in shopping malls and retail stores throughout the world. The design of the retail merchandising units varies depending on the client’s budget and specific needs. All retail merchandising units are designed to draw the attention of potential visitors or customers through a range of alternatives including product displays, entertainment using interactive electronics and information displays. This group offers clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation of the retail merchandising units.

Exhibitgroup/Giltspur provides its services primarily to major domestic and international corporations. A majority of Exhibitgroup/Giltspur’s corporate clients are from the healthcare, consumer/entertainment, aerospace, real estate, and computer services and electronics industries. Many of Exhibitgroup/Giltspur’s clients attend events at which GES is the official services contractor or at which GES offers discretionary services. In these instances, an Exhibitgroup/Giltspur client may engage the services of GES for services such as material handling, carpeting, furniture and similar on-site discretionary services. Because of the complexity of Exhibitgroup/Giltspur’s custom exhibits, many of Exhibitgroup/Giltspur’s clients are likely to use ExpoServices (Exhibitgroup/Giltspur’s wholly-owned installation and dismantling division) for installation and dismantle services.

Exhibitgroup/Giltspur’s experienced designers, global network of facilities, strategic alliances and innovative technology make Exhibitgroup/Giltspur a leader in its industry. Exhibitgroup/Giltspur has won over 70 design awards since 1997, including 35 prestigious “Best of Show” awards. These awards signify that, either in specific categories or on a general basis, a particular exhibit was chosen as the best at the exhibition by a panel of judges or show attendees.

Travel and Recreation Services

Travel and recreation services are provided by the Brewster Inc. and Glacier Park, Inc. (“Glacier Park”) business units.

Brewster.  Brewster is a major tourism service operator in Western Canada, delivering tourism products that include two world-class attractions, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Approximately 80 percent of Brewster’s annual revenues are earned in the second and third quarters. On January 1, 2007, Brewster Transport Company Limited and certain subsidiary entities were amalgamated to form Brewster Inc.

Brewster’s two world-class attractions are the Banff Gondola and tours of the Athabasca Glacier on the Columbia Icefield. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. Tours of the Athabasca Glacier on the Columbia Icefield provide customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle. Icefield customers ride in an “Ice Explorer,” a vehicle specially designed for glacier travel. Through its April 2007 acquisition of Minnewanka, Brewster also offers boat tours, small boat rentals and charter fishing on Lake Minnewanka, which is situated outside of Banff in the heart of the Canadian Rockies.

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

Each Brewster line of business has a different market profile, with customers who differ in terms of geographic origin and travel preferences. To deliver its products and services to the consumer, Brewster utilizes direct-to-the-customer marketing strategies as well as a distribution channel network that includes tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations. Brewster’s major markets are Canada, the United States, the United Kingdom, Australia/New Zealand, Taiwan/China, Japan and many European countries.

Glacier Park.  Glacier Park operates four historic lodges, three 1960s-era motor inns and one freestanding camp store in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park and holds concession contracts generating approximately 64 percent of its revenue for services provided within the park’s borders. Glacier and Waterton Lakes National Parks encompass approximately 1.1 million acres of rugged wilderness and are best known for their spectacular scenery, hiking, glaciers and wildlife. Services provided by Glacier Park include lodging varying from hikers’ cabins to suites, food and beverage operations, retail operations and tour and transportation services. The tour operation utilizes a fleet of 33 authentic 1930s red touring buses that have rollback canvas tops. These well-known “reds” are used to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.

The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks typically host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, Glacier Park’s lodges and motor inns have an occupancy level of approximately 98 percent. During the “shoulder” months of June and September, occupancy is approximately 84 percent.

Individual travelers account for approximately 88 percent of Glacier Park’s customers, while tour groups account for the remaining 12 percent. Demographically, approximately 95 percent of Glacier Park’s guests come from the United States, with 20 percent to 25 percent from the Northwest and 12 percent to 15 percent from the Midwest.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for three one-year periods and now expires on December 31, 2008. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in increments of one to three years. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 20 percent of Travel and Recreation Services’ 2007 segment operating income.

Competition

GES and Exhibitgroup/Giltspur generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services. Most of the competitors of GES and Exhibitgroup/Giltspur are privately-held companies and thus limited information about these companies is available. Based on internal estimates, the Freeman Companies and Champion Exposition Services are the principal competitors of GES, and the George P. Johnson Company, EWI Worldwide and the Freeman Companies are the principal competitors of Exhibitgroup/Giltspur. The operations of Brewster and Glacier Park generally compete on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package-tour business, hotel and restaurant facilities and charter companies.

Intellectual Property

Viad owns a number of trademarks, patents and copyrights. The Viad companies own or have the right to many registered trademarks used in their various businesses, including, among others, GES®, GES Exposition Services®, BOOTHBUILDER®, ExhibitSelect®, GES Servicenter®, GES National Servicenter®, HANG:RZ®, Trade Show Electrical®, Trade Show Rigging TSR®, TSE Trade Show Electrical & Design®, ethnoMetrics®, Exhibitgroup/Giltspur®, ExpoTech®, Exhibitgroup®, EMAX®, DEXZ®, WAM! The Wireless Ambassador® and LUMA2 & Design®. Some of the Company’s trademarks are also registered outside the United States, including the Melville lion image, Maxim®, Royal Glacier Tours®, Emax®, Exhibitgroup® and Giltspur®. United

States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

Exhibitgroup/Giltspur owns a number of patents for exhibit technology and exhibit processes that are cumulatively important to its business and that it believes provide competitive advantages in the marketplace for designing and building exhibits. These include patents relating to modular furniture used in exhibits and displays, specialized lighting systems used for intensifying graphic imagery and other objects in exhibits, a multiple-panel display system and a space-saving modular structure for use in displays and exhibits. Exhibitgroup/Giltspur also owns a number of design patents for its retail merchandising units. United States utility patents are currently granted for a term of 20 years from the date a patent application is filed and United States design patents are currently granted for a term of 14 years from the date granted. Exhibitgroup/Giltspur owns copyright registrations pertaining to many of its exhibit designs. Copyright protection for such work is 95 years from the date of publication or 120 years from creation, whichever is shorter.

Although Viad believes that certain of its trademarks, patents and copyrights have substantial value, it does not believe that the loss of any of these patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations.

Government Regulation

Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal regulations affecting the day-to-day businesses are rules and regulations relating to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act) and regulations relating to national parks (such as regulations established by the U.S. Department of the Interior and the U.S. National Park Service).

Employees

Viad’s businesses had approximately 4,110 employees as of December 31, 2007 as follows:

		Regular Full-Time
		Employees Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

GES	3,300	1,260
Exhibitgroup/Giltspur	500	170
Travel and Recreation Services	310	70

Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2008 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad had 54 employees at its corporate center as of December 31, 2007 providing management, financial and accounting, internal auditing, tax, administrative, human resources, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of eight non-employee directors and two employee directors and has an executive management team consisting of five Viad officers (including one of the employee directors) and five principal executives of significant operating divisions or companies.

Seasonality

Exhibition and event activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). Viad’s travel and recreation businesses experience peak activity during the summer months. Viad’s 2007 segment operating income, as a percentage of the full year’s segment operating income, was approximately 37 percent (first quarter), 45 percent (second quarter), 19 percent (third quarter) and minus one percent (fourth quarter). See “Risk Factors — Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors — Exhibition rotation may impact overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 22 and 26 of notes to consolidated financial statements.

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

Certifications of Viad’s CEO and CFO

The listing standards of the New York Stock Exchange (“NYSE”) require the chief executive officer of each listed company to submit to the NYSE within 30 days after the company’s annual shareholders meeting an “Annual CEO Certification” certifying that the chief executive officer is not aware of any violation by the company of the corporate governance listing standards of the NYSE. Viad held its annual shareholders meeting on May 15, 2007. Mr. Paul B. Dykstra, Chief Executive Officer of Viad, submitted a signed “Annual CEO Certification” to the NYSE on June 6, 2007.

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

Viad maintains a corporate governance page on its website at www.viad.com/governance.htm, which includes key information about its corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors and Code of Ethics which are also available in print to any shareholder upon request.

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

Viad’s businesses are highly sensitive to fluctuations in general economic conditions and are impacted by increases and decreases in the cost of materials and operating supplies. Operating results for GES and Exhibitgroup/Giltspur depend largely on the number of exhibitions held and on the size of exhibitors’ marketing expenditures. These factors depend in part on the strengths or weaknesses of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease during periods of adverse economic conditions and increase when general economic conditions are positive.

Further, many exhibitors view a portion of their marketing budget as discretionary, and, as a result, marketing budgets are frequently among the first expenditures reduced by exhibitors when general economic conditions deteriorate, resulting in exhibitors reusing or refurbishing old exhibits rather than purchasing new exhibits. Marketing expenditures often are not increased, and new exhibits not purchased, until general economic conditions improve. As a result, during periods of adverse general economic conditions, the operating results of GES and Exhibitgroup/Giltspur may be adversely affected. Similarly, many of the retail shopping mall and lifestyle center customers of Becker Group view a portion of their marketing budgets as discretionary, and, as a result, those customers may refurbish existing holiday-themed exhibits and experiences rather than purchasing new products from Becker Group.

Revenues from the travel and recreation businesses depend largely on the amount of disposable income that consumers have available for travel and vacations. This amount decreases during periods of weak general economic conditions.

Viad’s businesses are adversely affected by disruptions in the travel industry, particularly those adversely affecting the hotel and airline industries.

The success of Viad’s businesses depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees or other travelers, to travel, which is in turn dependent upon their ability and willingness to find and use transportation alternatives and accommodations. As a result, factors adversely affecting the travel industry as a whole, and particularly the airline and hotel industries, generally also adversely affect Viad’s businesses and results of operations. Factors that could adversely affect the travel industry as a whole include high or rising fuel prices, increased security and passport requirements, weather conditions, airline accidents and international political instability and hostilities. Unexpected events of this nature in the future, or other events that may have an impact on the availability and pricing of air travel and accommodations, could adversely affect Viad’s businesses and results of operations.

The failure of a large customer to renew its services contract or the loss of business from convention facilities may adversely impact revenues.

Although no single customer accounts for more than ten percent of the revenue of any of Viad’s business segments, GES has a relatively small number of large exhibition show organizers and Exhibitgroup/Giltspur and Becker Group have a number of large customer accounts. The loss of any of these large customers may adversely affect results of operations.

In addition, GES’ revenues may be significantly impacted if certain convention facilities choose to in-source electrical, plumbing and other services that have represented revenue-generating opportunities for GES. When GES is hired as the official services contractor for an exhibition, the exhibition organizer contractually grants GES an exclusive right to perform these electrical and plumbing services, subject in each case to the convention facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many convention facilities are currently under financial pressure as a result of conditions generally affecting their industry, including an increased supply of convention space. As a result, some of these convention facilities may seek to in-source all or a large portion of these services. If a large number of facilities with which GES has these relationships seek to move these services in-house, GES’ revenues and operating results could be adversely affected.

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

In addition, for purposes of consolidation, the revenues, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. While Viad’s consolidated results of operations have been favorably impacted by currency translation, future fluctuations in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results.

During 2007, approximately 25 percent of revenue and 34 percent of operating income of Viad was derived through its Canadian and United Kingdom operations. During 2007, approximately 75 percent of revenue and 85 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.

Viad’s key businesses are relationship driven.

The business activities of GES, Exhibitgroup/Giltspur and Becker Group are heavily focused on client relationships, and, specifically, on the close collaboration and interaction between teams from the client and GES, Exhibitgroup/Giltspur or Becker Group, as the case may be. This relationship requires the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important customers (and corresponding revenues) if a key member of the account team were to cease employment with the Company and take that customer to a competitor.

Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods.

GES generally reports its highest revenues during the first quarter of each year and Exhibitgroup/Giltspur generally reports its highest revenues during the second quarter. A significant portion of Becker Group’s revenues are generated in the fourth quarter. The travel and recreation businesses are also seasonal, experiencing peak activity during the second and third quarters. These quarters accounted for approximately 85 percent of the travel and recreation businesses’ 2007 revenues. Because of the seasonal nature of these businesses, adverse events or conditions occurring during peak periods could adversely affect the operating results of Viad’s businesses.

Exhibition rotation may impact overall profitability and makes comparisons between periods difficult.

The business activities of GES and Exhibitgroup/Giltspur are largely dependent upon the frequency, timing and location of exhibitions and events as certain large exhibitions are not held annually (they may be held once every two or three years or longer), and some large exhibitions may be held at a different time of year than when they have historically been held. In addition, the same exhibition may be held in different locations in different years.

The results of operations of GES and Exhibitgroup/Giltspur can fluctuate significantly as a result of this rotation. The rotation of exhibitions requires Viad to maintain a high degree of flexibility of resources (including personnel and equipment) and may result in a business generating lower margins in a given period if exhibitions shift to higher-cost cities. As a consequence of these factors, the operating results for these businesses may fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

Transportation disruptions and increases in transportation costs could adversely affect Viad’s businesses and operating results.

GES and Exhibitgroup/Giltspur rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities and customer facilities. If they were unable to secure the services of these independent transportation carriers at favorable rates, it could have a material adverse effect on these businesses and their results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a material adverse effect on these businesses and operating results. Similarly, disruption of transportation services could adversely affect Becker Group’s ability to supply time-sensitive holiday-themed exhibits and experiences to retail shopping mall and lifestyle center customers and could cause the cancellation of the exhibits and experiences.

Union-represented labor creates an increased risk of work stoppages and higher labor costs.

A significant portion of Viad’s employees are unionized and Viad’s businesses are party to over 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If labor negotiations were to force the Company to increase wages or benefits and thus increase total labor costs, the increased costs could either be absorbed (which would adversely affect operating margins) or passed on to the customers, which may lead customers to turn to other vendors in response to higher prices. In either event, Viad’s businesses and results of operations could be adversely affected.

Moreover, if the Company was unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or other work stoppage. In such a circumstance, Viad might be unable to find substitute workers with the necessary skills to perform many of the services, or may incur additional costs to do so, which could adversely affect the Company’s businesses and results of operations.

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

Completed acquisitions may not perform as anticipated or be integrated as planned.

We have acquired businesses and intend to continue to pursue opportunities to acquire businesses that could complement, enhance or expand our current businesses or offer growth opportunities to Viad. Any acquisition can involve a number of risks, including: the failure to achieve the financial and strategic goals and other benefits from the acquisition; the inability to successfully integrate the acquired business into Viad’s on-going businesses; the inability to retain key personnel or customers of the acquired business; the inability to successfully integrate financial reporting and internal control systems; the disruption of Viad’s ongoing businesses and distraction of senior management and employees of Viad from other opportunities and challenges due to the integration of the acquired business; and the potential existence of liabilities or contingencies not disclosed to or known by Viad prior to closing the acquisition or not otherwise provided for through the purchase agreement.

Liabilities relating to prior and discontinued operations may adversely affect results of operations.

Viad and its predecessors have a corporate history spanning over seven decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food and fresh meats. Some of these businesses used raw materials that have been, and may continue to be, the subject of litigation. Moreover, some of the raw materials used and the waste produced by these businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification claims involving sold subsidiaries as well as from past operations of those of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover these future liabilities, results of operations could be materially affected if future events or proceedings contradict current assumptions, and reserves or insurance become inadequate.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany and Abu Dhabi in the United Arab Emirates. The following information summarizes the principal properties of Viad’s businesses as of December 31, 2007.

Viad’s headquarters are located at 1850 North Central Avenue, Suite 800 in Phoenix, Arizona 85004-4545. Excluding space which is subleased to third parties, Viad leases approximately 48,000 square feet.

GES operates 21 offices and 34 multi-use facilities (manufacturing, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 882,000 square feet. Three of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for ten offices and seven multi-use facilities that are located in Canada, eleven multi-use facilities in the United Kingdom, and one office in Abu Dhabi, United Arab Emirates. GES corporate headquarters are located in Las Vegas, Nevada.

Exhibitgroup/Giltspur operates seven offices and 18 multi-use facilities (manufacturing, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 260,000 square feet. All properties are leased and are located in the United States, except for one office located in Toronto, Canada, two offices located in Sheffield and Stavely, England and one multi-use facility located in Velbert, Germany. Exhibitgroup/Giltspur’s client care headquarters are located in Chicago, Illinois and Dallas, Texas.

Travel and Recreation Services operates two offices, nine retail stores, two bus terminals, three garages, an icefield tour facility, a gondola lift operation, a boat tour facility and nine hotels/lodges (with approximately 900 rooms and ancillary foodservice and recreational facilities). All of the facilities are in the United States or Canada. Four of the hotels/lodges are owned and the five other hotels/lodges are operated pursuant to concessionaire agreements. Two bus terminals, two garages and the boat tour facility are owned and one garage is leased. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased.

Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.	Legal Proceedings.

Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2007 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Other.  Executive Officers of Registrant.

The names, ages and positions of the Executive Officers of Viad as of the filing of this Annual Report, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Paul B. Dykstra	46
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

Ellen M. Ingersoll	43
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

John F. Jastrem	52
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

		Business Experience During the Past
Name	Age	Five Years and Other Information

G. Michael Latta	45
Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

David G. Morrison	59
President and Chief Executive Officer of Brewster Inc., a subsidiary of Viad, since 1980; prior thereto, Vice President and General Manager and Vice President-Administration and Controller from 1977; and prior thereto, Controller from 1975.

Cindy J. Ognjanov	58
President and General Manager of Glacier Park, Inc., a subsidiary of Viad, since October 2002; prior thereto, co-owner of Omnidine, Inc., a food service consulting firm from April 1999 to October 2002; and prior thereto, rooms and operations manager of Glacier Park, Inc. from April 1992 through July 1998.

Suzanne Pearl	45
Vice President-Human Resources and Administration since September 2000; prior thereto, Executive Director, Compensation from 1998; prior thereto, Manager, Executive Compensation from 1993; and prior thereto, held other positions since joining the Company in 1988.

Kevin M. Rabbitt	36
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

Scott E. Sayre	61
Vice President, General Counsel and Secretary since September 2000; prior thereto, Assistant General Counsel and Secretary from 1997; prior thereto, Assistant General Counsel from 1992; and prior thereto, held other positions since joining the Company in 1979.

Glenn W. Tilley	46	President and Chief Executive Officer of The Becker Group, Ltd., a subsidiary of Viad, since 2001; and prior thereto held various other positions since joining The Becker Group, Ltd. in 1989.

The term of office of the Executive Officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 20, 2008.

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

The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, Cincinnati, Pacific and Philadelphia Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2007		2006
	High	Low	High	Low

First Quarter	$42.76	$35.03	$34.30	$27.96
Second Quarter	$45.18	$37.42	$34.88	$28.86
Third Quarter	$42.99	$29.95	$36.35	$28.65
Fourth Quarter	$37.99	$28.26	$41.47	$35.18

DIVIDENDS DECLARED ON COMMON STOCK

	2007	2006

February	$0.04	$0.04
May	0.04	0.04
August	0.04	0.04
November	0.04	0.04

Total	$0.16	$0.16

Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October. The terms of Viad’s $150 million secured revolving credit facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year.

As of January 31, 2008, there were 8,325 shareholders of record of Viad’s “new” common stock following the one-for-four reverse stock split effective on July 1, 2004. There also were 3,568 shareholders of record as of January 31, 2008 that had not converted pre-split common stock of Viad into the new, post-split common stock. Accordingly, there were a total of 11,893 shareholders of record as of January 31, 2008.

For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing, for the five year period ended December 31, 2007, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s 600 Media Index, Standard & Poor’s SmallCap Diversified Commercial and Professional Services Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.

The graph below assumes $100 was invested on December 31, 2002 in Viad common stock, Standard & Poor’s 600 Media Index, Standard & Poor’s SmallCap Diversified Commercial and Professional Services Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends, including Viad’s distribution to shareholders of MoneyGram common stock on June 30, 2004 as part of the spin-off of MoneyGram International Inc. (“MoneyGram”). For purposes of this graph, the MoneyGram distribution was treated as a non-taxable cash dividend that was converted into additional Viad shares at the close of business on July 1, 2004. To calculate the cumulative total shareholder return and provide comparability over all five years shown on the graph below, the number of shares of Viad common stock outstanding and per share data for all years reported in the graph below have been adjusted to reflect the one-for-four reverse stock split effective on July 1, 2004, which occurred immediately after the MoneyGram spin-off.

Comparison of Five-Year Cumulative Total Return
(Includes cash value of June 30, 2004 MoneyGram spin-off
dividend and reflects July 1, 2004 one-for-four reverse stock split)

	Year ended December 31,
	2002	2003	2004	2005	2006	2007

Viad Corp	$100.00	$113.66	$132.16	$136.24	$188.80	$147.01
S&P 500	$100.00	$128.67	$142.60	$149.50	$172.92	$182.16
Russell 2000	$100.00	$147.28	$174.39	$182.39	$215.90	$212.40
S&P SmallCap 600	$100.00	$138.78	$170.23	$183.30	$210.97	$210.27
S&P SmallCap Div. Comm. and Prof. Services	$100.00	$128.00	$146.15	$146.47	$180.49	$169.16
S&P 600 Media Index	$100.00	$144.45	$160.81	$151.06	$191.93	$139.74

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the fourth quarter of 2007 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
				Approximate Dollar
	Total Number		Total Number of Shares	Value) of Shares that
	of Shares	Average Price	Purchased as Part of	May Yet Be Purchased
	Purchased	Paid Per	Publicly Announced Plans	Under the Plans or
Period	(#)	Share ($)	or Programs	Programs (1),(2)

None	—	—	—	741,800

Total	—	—	—	741,800

(1)	During 2006 Viad announced its intent, under a program authorized by its Board of Directors, to repurchase up to an aggregate of two million shares of its common stock from time to time at prevailing prices in the open market. On August 8, 2007, Viad announced its intent, under a program authorized by its Board of Directors, to purchase an additional one million shares of its common stock from time to time at prevailing prices in the open market. Shares purchased in 2007 and 2006 under this program totaled 781,700 and 1,476,500, respectively. The programs authorized by the Board of Directors do not have an expiration date.

(2)	Under authorization by its Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing stock issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003. The authorization of the Board of Directors does not have an expiration date.

Item 6.	Selected Financial Data.

VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Statement of Operations Data
Revenues:
Convention show services(1)	$719,930	$612,598	$560,858	$535,527	$521,433
Exhibit design and construction	199,549	164,173	191,463	182,670	195,832
Travel and recreation services	84,222	79,260	73,933	67,460	53,203

Total revenues	$1,003,701	$856,031	$826,254	$785,657	$770,468

Income (loss) from continuing operations(2)	$42,548	$51,325	$36,514	$(58,329)	$21,091
Income from discontinued operations(3)	2,049	12,229	1,240	2,327	—

Net income (loss)	$44,597	$63,554	$37,754	$(56,002)	$21,091

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations(2)	$2.04	$2.35	$1.64	$(2.68)	$0.97
Income from discontinued operations(3)	0.10	0.56	0.06	0.10	—

Net income (loss) per common share	$2.14	$2.91	$1.70	$(2.58)	$0.97

Weighted-average outstanding and potentially dilutive common shares	20,886	21,805	22,253	21,741	21,654

Basic Income (Loss) per Common Share
Income (loss) from continuing operations(2)	$2.08	$2.41	$1.65	$(2.68)	$0.98
Income from discontinued operations(3)	0.10	0.57	$0.06	0.10	—

Net income (loss) per common share	$2.18	$2.98	$1.71	$(2.58)	$0.98

Weighted-average outstanding common shares	20,423	21,333	22,070	21,741	21,555

Dividends declared per common share	$0.16	$0.16	$0.16	$0.08	$—

Balance Sheet Data at Year-End
Total assets	$781,363	$672,564	$685,690	$658,432	$682,096
Total debt and capital lease obligations(4)	14,176	15,042	17,352	21,054	50,092
Common stock and other equity	469,845	429,923	396,969	346,505	333,871
Other Data
Adjusted EBITDA(5)	$86,355	$85,820	$77,350	$61,353	$63,873

(1)	2007 amounts include $95.9 million in revenue from Melville which was acquired by Viad on February 1, 2007.

(2)	Includes restructuring charges and recoveries (after-tax) of $835,000 expense, or $0.04 per diluted share, in 2007; $122,000 income, or $0.01 per diluted share, in 2006; $438,000 income, or $0.02 per diluted share, in 2005; $763,000 expense, or $0.04 per diluted share, in 2004; and $3.0 million income, or $0.14 per diluted share, in 2003. Also includes net impairment losses and recoveries (after-tax) of $105,000 income, or $0.01 per diluted share, in 2007; $2.1 million expense, or $0.10 per diluted share, in 2006; $508,000 expense, or $0.02 per diluted share, in 2005; and $81.6 million expense, or $3.75 per diluted share, in 2004. Also includes gains on sale of corporate assets (after-tax) of $2.2 million, or $0.10 per diluted share, in 2006. See Notes 3, 4 and 18 of notes to consolidated financial statements for further explanation.

(3)	Viad recorded income from discontinued operations of $2.0 million, $12.2 million, $1.2 million and $2.3 million in 2007, 2006, 2005 and 2004, respectively. The 2007 amount primarily represents the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. The 2006 amount includes $7.4 million

(after-tax) related to the reversal of certain liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation. The remaining amounts primarily relate to the favorable resolution of tax and other matters related to previously sold operations.

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

Overview:

Viad Corp (“Viad” or the “Company”) operates in three reportable business segments as follows:

GES − GES Exposition Services, Inc. (“GES”) and its segment affiliates provide exhibition and event services throughout North America and the United Kingdom consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’ customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation; material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling. With the acquisition of Melville Exhibition and Event Services Limited and its subsidiaries and an affiliated company, Corporate Technical Services Limited, (collectively “Melville”) in February 2007, GES expanded its operations to the major exhibition facilities in the United Kingdom. Melville also provides GES a platform for expansion of GES’ business into other international markets.

Exhibitgroup/Giltspur − Exhibitgroup/Giltspur and its segment affiliates comprise an integrated experience marketing company that specializes in face-to-face exhibits and environments and program management. Exhibitgroup/Giltspur combines its core services of custom design and construction with an ability to provide complete, one-stop shop exhibit program management services. Its services include: exhibit program management and planning; logistics management; exhibit maintenance and warehousing; installation and dismantling; show services; online ordering and internet-based services; marketing, advertising and multimedia services and customer relationship management marketing services. Exhibitgroup/Giltspur also refurbishes exhibits and provides portable and “modular” exhibits, retail merchandising units (or kiosks) for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors centers, showrooms, casinos and retail interiors.

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

The following 2007 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

−	Total revenues of $1.0 billion, an increase of 17.3 percent over 2006 revenues

−	Net income of $44.6 million compared to $63.6 million in 2006

−	Income per share of $2.14 compared to $2.91 in 2006

−	$3.1 million was recorded in continuing operations in 2007 related to the favorable resolution of tax matters as compared to $13.2 million in 2006

−	Income from discontinued operations of $2.0 million in 2007 primarily related to the settlement of a real estate participation interest. This is compared to $12.2 million in 2006 including $4.8 million primarily related to the favorable resolution of tax and other matters and $7.4 million (after-tax) related to the expiration of product warranty liabilities

−	Restructuring charges in 2007 of $2.0 million related to personnel changes that support the organizational realignment at Exhibitgroup/Giltspur

−	Viad completed the acquisition of Melville on February 1, 2007 for $35.0 million. Melville generated $95.9 million in revenue during 2007. Viad completed three additional acquisitions during the year totaling $5.4 million

−	Cash and cash equivalents were $165.1 million as of December 31, 2007

−	Debt was $14.2 million as of December 31, 2007

−	Viad repurchased 781,700 shares of its common stock for $28.2 million in 2007

  GES

−	Revenues of $746.7 million, an increase of 19.8 percent over 2006 revenues

−	Segment operating income of $50.8 million, an increase of 5.7 percent over 2006

  Exhibitgroup/Giltspur

−	Revenues of $172.7 million, an increase of 12.4 percent over 2006 revenues

−	Segment operating loss of $4.8 million compared to a loss in 2006 of $3.5 million

  Travel and Recreation Services

−	Revenues of $84.2 million, an increase of 6.3 percent over 2006 revenues

−	Segment operating income of $22.7 million in both 2007 and 2006

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

A reconciliation of Adjusted EBITDA to net income is as follows:

	2007	2006	2005
	(in thousands)

Adjusted EBITDA	$86,355	$85,820	$77,350
Impairment recoveries (losses), net	172	(3,396)	(843)
Interest expense	(1,658)	(1,559)	(2,554)
Income tax expense	(19,428)	(9,736)	(15,326)
Depreciation and amortization	(22,893)	(19,804)	(22,113)
Income from discontinued operations	2,049	12,229	1,240

Net income	$44,597	$63,554	$37,754

The slight increase in Adjusted EBITDA of $535,000 from 2006 to 2007 was primarily driven by favorable operating income at GES and lower corporate activities expense, mostly offset by unfavorable operating results at Exhibitgroup/Giltspur, lower interest income, higher restructuring costs and the 2006 gains on sale of corporate assets. The increase in Adjusted EBITDA of

$8.5 million from 2005 to 2006 was primarily driven by favorable operating income at GES and the Travel and Recreation Services businesses, as well as by the 2006 gains on sale of corporate assets and higher interest income. This was partially offset by unfavorable operating results at Exhibitgroup/Giltspur.

Results of Operations:

2007 vs. 2006:

Revenues for 2007 increased 17.3 percent to $1.0 billion from $856.0 million in 2006. The increase was a result of strong growth at both GES (including the acquisition of Melville) and Exhibitgroup/Giltspur. Income before income taxes and minority interest was $62.7 million for 2007 compared to $61.6 million for 2006. Income from continuing operations for 2007 was $42.5 million, or $2.04 per diluted share, down from $51.3 million, or $2.35 per diluted share, in 2006. The decrease in income from continuing operations was largely due to tax benefits of $3.1 million in 2007 (versus $13.2 million in 2006) related to the favorable resolution of tax matters, a decrease in net interest income in 2007 and gains on the sale of corporate assets in 2006. These unfavorable items were partially offset by impairment recoveries of $172,000 ($105,000 after-tax) in 2007 comprised of insurance recoveries relating to assets that were damaged as a result of Hurricane Katrina versus net impairment losses of $3.4 million, or $2.1 million after-tax, in 2006.

Net income for 2007 was $44.6 million, or $2.14 per diluted share, compared to $63.6 million, or $2.91 per diluted share, for 2006. Net income for 2007 includes income from discontinued operations of $2.0 million, or $0.10 per diluted share, relating to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. Net income for 2006 includes income from discontinued operations of $12.2 million, or $0.56 per diluted share, consisting of $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $4.8 million primarily related to the favorable resolution of tax and other matters related to previously sold operations.

GES. Revenues for GES were $746.7 million for 2007, an increase of 19.8 percent from the 2006 amount of $623.1 million. The increase was primarily driven by $95.9 million in revenue from Melville, as well as strong same-show growth of 10.8 percent and new business at GES’ North American operations, which was partially offset by $34 million in negative show rotation revenue. Management defines base same-show revenue growth as growth in exhibitions and events that occur in the same quarter and same city every year. Base same shows represented approximately 37.8 percent of GES’ revenue in 2007.

Segment operating income increased 5.7 percent to $50.8 million in 2007 as compared to $48.1 million in 2006, primarily as a result of the revenue growth partially offset by an increase in insurance claims expense (workers’ compensation and general liability) and cost overruns on certain shows. In 2006, Viad also received $1.7 million related to the final settlement of its GES business interruption insurance claim resulting from Hurricane Katrina, which was recorded in segment operating income. Operating margins were 6.8 percent in 2007 as compared to 7.7 percent in 2006.

In general, the exhibition and event industry is experiencing continued signs of modest growth in terms of square footage and number of exhibitors; however the pricing environment is somewhat challenging. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Although GES has a diversified revenue base including existing contracts for future shows, revenue growth is dependent on general economic and industry-specific conditions.

GES and Exhibitgroup/Giltspur are subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup/Giltspur.

Exhibitgroup/Giltspur. Revenues for Exhibitgroup/Giltspur were $172.7 million for 2007, an increase of 12.4 percent from the 2006 amount of $153.7 million. The growth in revenue was primarily the result of Exhibitgroup/Giltspur’s focus on repositioning the company, which resulted in greater revenues from new clients and lower client attrition. International revenues also increased in 2007. Segment operating loss for 2007 was $4.8 million versus segment operating loss of $3.5 million in 2006. The 2007 loss reflects the cost of initiatives to reposition the company for growth, including higher costs for performance-based incentives.

Visibility over future revenues continues to be poor and a sustained increase in customer marketing spending on new exhibit construction has not materialized to date. In response to a challenging exhibit construction market, management is focused on repositioning Exhibitgroup/Giltspur as a marketing services firm to capture a greater share of clients’ marketing budgets by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as cost control, productivity enhancements and increased capacity utilization in order to improve profitability in future years. Although Exhibitgroup/Giltspur has a diversified revenue base, revenue growth is dependent on general economic and industry-specific conditions.

Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $84.2 million for 2007, an increase of 6.3 percent from $79.3 million in 2006. Segment operating income was $22.7 million in both 2007 and 2006. Operating margins decreased to 27.0 percent for 2007 from 28.6 percent in 2006. The decrease in operating margins was primarily due to an increase in repairs and maintenance expense and an increase in Canada’s minimum wage rate which increased salary expense. As discussed below, results in this segment were favorably impacted by exchange rates during 2007 resulting in approximately $1.0 million in additional segment operating income as compared to 2006. Brewster saw growth in passenger volume at its Banff Gondola and an increase in revenues at its Mount Royal Hotel. Additionally, Glacier Park realized strong occupancy at its inns and lodges and an increase in room revenue over 2006.

During 2007, approximately 75 percent of revenue and 85 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.

The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.95 and 0.90 for 2007 and 2006, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for three one-year periods and now expires on December 31, 2008. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in increments of one to three years. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 20 percent of Travel and Recreation Services’ 2007 segment operating income.

Corporate Activities. Corporate activities expense totaled $9.2 million in 2007 compared to $12.3 million in 2006. The decrease was primarily related to a reduction in share-based compensation expense.

Net Interest Income. Net interest income of $4.5 million for 2007 decreased from $6.4 million for 2006. The decrease was due to lower cash balances in 2007 as compared to 2006 resulting from Viad’s acquisitions and share repurchases.

Restructuring Charges and Recoveries. During 2007, Exhibitgroup/Giltspur recorded restructuring charges totaling $2.0 million ($1.2 million after-tax) consisting of severance and other employee benefits associated with an organizational realignment. In 2007 and 2006, Viad also reversed $589,000 ($360,000 after-tax) and $570,000 ($344,000 after-tax), respectively, of costs from previous restructurings not expected to be incurred. In 2006, Viad also recorded a charge of $355,000 ($222,000 after-tax) as a revision of the 2004 consolidation of leased office space at its corporate headquarters.

Impairment Losses and Recoveries. Viad recorded impairment recoveries of $172,000 ($105,000 after-tax) in 2007 comprised of insurance recoveries relating to assets that were damaged as a result of Hurricane Katrina. In 2006, Viad recorded an intangible asset impairment loss of $4.6 million ($2.8 million after-tax) related to the write-off of the remaining book value of the trademark intangible asset at Exhibitgroup/Giltspur. Viad also recorded net impairment recoveries of $1.2 million ($705,000 after-tax) in 2006 comprised of insurance recoveries of $1.8 million relating to assets that were damaged as a result of Hurricane Katrina partially offset by an impairment loss of $600,000 related to the reduction in value of a non-core asset sold in the fourth quarter of 2006.

Income Taxes. The effective tax rate on income before income taxes and minority interest for 2007 was 31.0 percent compared to 15.8 percent for 2006. The relatively low effective tax rates compared to the statutory rate were primarily attributable to the favorable resolution of tax matters totaling of $3.1 million and $13.2 million in 2007 and 2006, respectively. In addition, Viad recorded a tax benefit of $1.3 million in 2007 related to the remeasurement of certain deferred tax liabilities due to a reduction in the enacted tax rates in Canada.

2006 vs. 2005:

Revenues for 2006 increased 3.6 percent to $856.0 million from $826.3 million in 2005. The increase was a result of strong growth at GES and solid performance by the travel and recreation businesses. Income before income taxes and minority interest was $61.6 million for 2006 compared to $52.4 million for 2005. Income from continuing operations for 2006 was $51.3 million, or $2.35 per diluted share, up from $36.5 million, or $1.64 per diluted share, in 2005. During 2006, Viad recorded an intangible asset impairment loss of $4.6 million ($2.8 million after-tax) related to the write-off of the remaining book value of the trademark intangible asset at Exhibitgroup/Giltspur. Viad recorded net impairment recoveries of $1.2 million ($705,000 after-tax) in 2006 comprised of insurance recoveries of $1.8 million relating to assets that were damaged as a result of Hurricane Katrina partially offset by an impairment loss of $600,000 related to the reduction in value of a non-core asset. In 2005, Viad recorded impairment losses of $843,000 ($508,000 after-tax) related to assets that were damaged as a result of Hurricane Katrina. The increase in income from continuing operations was largely due to tax benefits of $13.2 million (versus $4.7 million in 2005) related to the favorable resolution of tax matters, an increase in net interest income, improved operating results and gains on the sale of corporate assets. The increase in net impairment losses partially offset these favorable items.

Net income for 2006 was $63.6 million, or $2.91 per diluted share, compared to $37.8 million, or $1.70 per diluted share, for 2005. Net income for 2006 includes income from discontinued operations of $12.2 million, or $0.56 per diluted share, consisting of $7.4 million ($11.8 million pre-tax) related to the expiration of product warranty liabilities associated with a previously sold manufacturing operation and $4.8 million primarily related to the favorable resolution of tax and other matters related to previously sold operations. Net income for 2005 includes income from discontinued operations of $1.2 million, or $0.06 per diluted share, also related to the favorable resolution of tax and other matters related to previously sold operations.

GES. Revenues for GES were $623.1 million for 2006, an increase of 9.7 percent from the 2005 amount of $568.0 million. The increase was primarily due to strong same-show growth, an increase in exhibitor discretionary revenue and continued growth in the exhibition and event industry. Base same-show growth was 9.2 percent as compared to 6.8 percent in 2005.

Segment operating income increased 10.3 percent to $48.1 million in 2006 from $43.6 million in 2005, primarily as a result of the revenue increase. Operating margins were 7.7 percent in both years. As compared to 2005, GES’ 2006 operating results reflect higher costs for performance-based incentives, as GES was successful in achieving strong growth over 2005, and for headcount that was added to drive the revenue growth and improved profitability in GES’ shows throughout 2006. In addition, Viad received $1.7 million related to the final settlement of its GES business interruption insurance claim resulting from Hurricane Katrina, which was recorded in 2006 segment operating income.

Exhibitgroup/Giltspur. Revenues for Exhibitgroup/Giltspur were $153.7 million for 2006, a decrease of 16.6 percent from the 2005 amount of $184.3 million. Segment operating loss for 2006 was $3.5 million versus segment operating income of $511,000 in 2005. The decreases resulted primarily from the loss of revenue from certain clients who were not re-signed and from existing client spending in 2005 that did not recur in 2006. Exhibitgroup/Giltspur did not realize revenue growth from other clients that was sufficient to offset these negative factors. Operating results for 2005 include $3.8 million in legal fees (net of $1.0 million in recoveries) incurred to protect intellectual property rights in Exhibitgroup/Giltspur’s kiosk business. Exhibitgroup/Giltspur’s 2005 operating results also reflected higher costs for performance-based incentives as compared to 2006. Exhibitgroup/Giltspur did not achieve its performance objectives in 2006, but did in 2005.

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

Income Taxes. The effective tax rate on income before income taxes and minority interest for 2006 was 15.8 percent compared to 29.2 percent for 2005. The relatively low effective tax rates compared to the statutory rate were primarily attributable to the favorable resolution of tax matters totaling of $13.2 million and $4.7 million in 2006 and 2005, respectively.

Liquidity and Capital Resources:

Cash and cash equivalents were $165.1 million as of December 31, 2007 as compared to $178.1 million as of December 31, 2006, with the decrease primarily due to Viad’s acquisitions, share repurchases and capital expenditures, mostly offset by cash provided by operating activities. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

Viad’s total debt as of December 31, 2007 was $14.2 million compared with $15.0 million as of December 31, 2006. The debt-to-capital ratio was 0.029 to 1 as of December 31, 2007 compared with 0.033 to 1 as of December 31, 2006. Capital is defined as total debt plus minority interest and common stock and other equity.

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

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of December 31, 2007, Viad had an outstanding borrowing of $9.2 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. Effective August 27, 2007, the Credit Facility was amended to permit Viad to repurchase an additional $50 million of its common stock ($110 million in total) during the term of the Credit Facility. As of December 31, 2007, Viad was in compliance with all covenants.

As of December 31, 2007, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2007 was $40.4 million, of which $40.3 million related to aggregate guarantees on leased facilities and equipment expiring through October 2017. As of December 31, 2007, the aggregate guarantees related to credit or loan arrangements with banks were $66,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

Capital expenditures for 2007 totaled $33.3 million and primarily related to the purchase of rental inventory, information systems and related costs and leasehold improvements at GES and new tour buses at Brewster. Capital expenditures for 2006 totaled $20.1 million and primarily related to certain information systems and related costs, manufacturing and other equipment, and leasehold improvements.

On February 1, 2007, Viad completed the acquisition of Melville for $34.4 million in cash and incurred $565,000 of direct acquisition costs for a total purchase price of $35.0 million. On April 13, 2007, Brewster completed the acquisition of Lake Minnewanka Boat Tours, a tour boat operator in Banff, Alberta, Canada for $2.2 million in cash. On June 29, 2007, GES completed the acquisition of Poitras Exposition Services, a convention services contractor in Quebec City, Canada for $2.2 million, of which $1.8 million was paid in cash on the acquisition date. On November 7, 2007, Viad acquired the assets of ethnoMetrics Inc. for $1.0 million in cash. ethnoMetrics Inc. provides consulting and analytical services to exhibition and event organizers and exhibitors and its results will be included in the GES reporting segment. On January 4, 2008, Viad completed the acquisition of The Becker Group, Ltd., an experiential marketing company, for $24.3 million.

During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate two million shares of the Company’s common stock from time to time at prevailing prices in the open market. On August 8, 2007, Viad announced its intent to purchase an additional one million shares of common stock from time to time at prevailing prices in the open market. Shares purchased in 2007 and 2006 totaled 781,700 shares and 1,476,500 shares for $28.2 million and $49.4 million, respectively. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003.

In October 2007, Viad received $2.6 million (including interest) related to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. The settlement amount was recorded as income from discontinued operations, net of tax, in the fourth quarter of 2007.

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

The following table presents Viad’s contractual obligations as of December 31, 2007:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Long-term debt, including current portion	$9,193	$1,000	$2,000	$6,193	$—
Capital lease obligations	4,983	1,462	2,216	1,305	—
Operating leases	96,517	25,460	37,620	16,640	16,797
Estimated interest payments(1)	676	261	326	89	—
Pension and postretirement benefits(2)	35,480	3,280	7,010	6,860	18,330
Purchase obligations(3)	17,984	14,367	2,659	376	582

Total contractual cash obligations(4)	$164,833	$45,830	$51,831	$31,463	$35,709

(1)	Interest payments on capital lease obligations only. Interest payments on variable rate debt (the Credit Facility, as described in Note 11 of notes to consolidated financial statements) is indexed to LIBOR and is excluded from the table.

(2)	Estimated contributions related to multi-employer benefit plans are excluded from the table above. See Note 17 of notes to consolidated financial statements for disclosures regarding those obligations.

(3)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Also included are multi-year utility contracts for which the minimum requirements contained in the contracts are included in the table.

(4)	Aggregate liabilities associated with uncertain tax positions of $18.7 million (including interest and penalties) are excluded from the table above as the timing and amounts of future cash outflows is highly uncertain.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2007 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

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

Off-Balance Sheet Arrangements:

Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements. See Notes 6, 11, 19 and 20 of notes to consolidated financial statements.

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

Goodwill and other intangible assets  − Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of December 31, 2007, Viad had recorded goodwill of $185.7 million and $42.5 million related to GES and Travel and Recreation Services, respectively.

Viad also performs annual impairment testing of its intangible assets not subject to amortization. In 2006, Viad recorded an impairment charge of $4.6 million related to the trademark intangible at Exhibitgroup/Giltspur. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of December 31, 2007, Viad had recorded $8.2 million of intangible assets not subject to amortization. See Notes 3 and 9 of notes to consolidated financial statements for further disclosures regarding Viad’s goodwill and other intangible assets.

Income taxes − Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2007 and 2006, Viad had gross deferred tax assets of $62.2 million and $59.6 million, respectively. As of both December 31, 2007 and 2006, Viad had a valuation allowance recorded of $325,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Viad exercises significant judgment in determining its income tax provision and income tax uncertainties due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $12.8 million and $15.7 million, respectively. In addition, as of both December 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.1 million. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of December 31, 2007 and $942,000 as of January 1, 2007. In addition, as of December 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $220,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

As of December 31, 2007, the entire amount of unrecognized tax benefits for continuing operations of $12.8 million (excluding federal income tax effects of $2.4 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $4.7 million (excluding federal income tax effects of $1.3 million) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.

Insurance liabilities − Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.9 million as of December 31, 2007. Of this total, $15.7 million related to workers’ compensation liabilities and the remaining $6.2 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $10.9 million as of December 31, 2007, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $7.4 million and $6.1 million in 2007 and 2006, respectively.

Pension and postretirement benefits − Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $936,000 to its funded pension plans and $572,000 to its unfunded pension plans in 2008.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2008.

The assumed health care cost trend rate used in measuring the 2007 accumulated postretirement benefit obligation for post-age 65 plan participants was eight percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan participants, the assumed health care cost trend rate used in measuring the 2007 accumulated postretirement benefit obligation was seven percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation for post-age 65 plan participants was nine percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan participants, the assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation was eight percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $1.3 million and the total of service and interest cost components by approximately $99,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $1.2 million and the total of service and interest cost components by approximately $85,000.

The weighted-average discount rates used to determine the domestic pension and postretirement benefit obligations as of November 30, 2007 were 6.40 percent and 6.25 percent, respectively. The 2006 discount rate was 5.50 percent for these plans. The weighted-average discount rates used to determine the foreign pension benefit obligations as of December 31, 2007 and 2006 were 5.75 percent and 5.00 percent, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the domestic plans for 2007 and 2006 were both 5.50 percent. The net periodic benefit cost for the foreign pension plans used weighted-average discount rates of 5.00 percent for both 2007 and 2006. The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments.

The expected return on plan assets used to determine the domestic net periodic pension cost for 2007 and 2006 were 7.75 percent and 8.25 percent, respectively. The foreign pension plans used a rate of 7.00 percent for both 2007 and 2006. The expected return on plan assets used to determine net periodic postretirement benefit cost for 2007 and 2006 were 7.50 percent and 3.75 percent, respectively. See Note 17 of notes to consolidated financial statements.

Share-based compensation − Viad has granted share-based compensation awards to officers, directors and certain key employees pursuant to the 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) including the following types of awards: (a) incentive and non-qualified stock options, (b) restricted stock and (c) performance-based awards. The 1997 Plan had a ten-year life and terminated effective May 31, 2007. Therefore, no further awards will be granted from the 1997 Plan after May 31, 2007. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either vested, been exercised, been forfeited or expired. On May 15, 2007, at the 2007 Annual Meeting of Shareholders, the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) was approved by the Company’s shareholders. The 2007 Plan, also with a ten-year life, provides for the following types of awards to officers, directors and certain other employees: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. All awards granted after May 31, 2007 were made from the 2007 Plan.

Total share-based compensation expense recognized in the consolidated financial statements in 2007, 2006 and 2005 was $9.1 million, $11.1 million and $9.2 million, respectively. Furthermore, the total tax benefits related to such costs were $3.5 million, $4.3 million and $3.6 million in 2007, 2006 and 2005, respectively. No share-based compensation costs were capitalized during 2007, 2006 or 2005.

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

Impact of Recent Accounting Pronouncements:

Viad adopted the provisions of FIN 48 on January 1, 2007. Refer to Note 16 of the notes to consolidated financial statements for a full discussion of the adoption of FIN 48 and its impact on Viad’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within its scope. The Company believes that the full adoption of SFAS No. 157 will not have a material impact on its financial position or results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for certain of its pension and postretirement benefit plans and has not yet determined if the adoption of the remaining provisions of SFAS No. 158 will have a material impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 160 on January 1, 2009. As of December 31, 2007, Viad had $6.0 million related to a noncontrolling interest recorded in its balance sheet. Viad has not yet determined if the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.

Forward-Looking Statements:

As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, any deterioration in the economy and other risks discussed in Item 1A., “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war and international conditions, could affect the forward-looking statements in this Annual Report.

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

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $47.9 million and $23.5 million as of December 31, 2007 and 2006, respectively. During 2007 and 2006, an unrealized foreign currency translation gain of $24.4 million and a loss of $38,000, respectively, were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.95, 0.90 and 0.82 for the years ended December 31, 2007, 2006 and 2005, respectively. Accordingly, Viad’s segment operating income has been favorably impacted by approximately $1.2 million in 2007 from the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. A hypothetical change of ten percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $2.3 million. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 2.01, 1.85 and 1.81 for the years ended December 31, 2007, 2006 and 2005, respectively. The operating results of Melville have been included in Viad’s consolidated financial statements from the February 1, 2007 acquisition date.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $3.4 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.11 (Canadian dollars per U.S. dollar), which matured on various dates through September 2007. The fair value of these contracts was $149,000 as of December 31, 2006 and is included in the consolidated balance sheet under the caption “Other current liabilities.” During 2006, the net unrealized loss related to these contracts of $103,000 (after-tax) was recorded as a component of other comprehensive income.

As of December 31, 2007, Viad did not have any foreign currency forward contracts outstanding. As of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $1.4 million (notional amount) in exchange for British pounds at an average exchange rate of 0.54 (British pounds per U.S. dollar), which matured in February 2007. The fair value of these contracts was $65,000 as of December 31, 2006 and is included in the consolidated balance sheet under the caption “Other current assets.” During 2006, the unrealized gain related to these contracts of $65,000 was recorded through earnings as these contracts did not qualify as accounting hedges.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of December 31, 2007, Viad had variable rate debt outstanding of $9.2 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Assuming a hypothetical adverse change in short term interest rates of 50 and 100 basis points, Viad’s 2007 income before income taxes and minority interest would have been lower by approximately $49,000 and $98,000, respectively. See Note 11 of notes to consolidated financial statements.

Viad’s subsidiaries have exposure to changing fuel prices. Periodically, one of these subsidiaries enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

Refer to Index to Financial Statements on page 34 for required information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2007, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In connection with the acquisition of Melville on February 1, 2007, the Company implemented a new financial software application at Melville which includes the accounts payable and purchase order modules. In addition, Melville implemented the changes to its internal control over financial reporting to improve Melville’s segregation of duties in accounts payable and purchasing areas and account reconciliation and journal entry processes. Melville also implemented a management certification process for financial reporting. Except for the preceding changes, there were no changes in Viad’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 20, 2008, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” on page 10 of this Annual Report.

Viad has adopted a Code of Ethics for all directors, officers and employees of the Company and its subsidiaries. A copy of the Company’s Code of Ethics is available at Viad’s website at www.viad.com/governance.htm and is also available without charge to any shareholder upon request by writing to: Viad Corp, 1850 North Central Avenue, Suite 800, Phoenix, Arizona 85004-4545, Attention: Vice President-General Counsel and Secretary.

Item 11.	Executive Compensation.

Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 20, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 20, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 20, 2008, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 20, 2008, and is incorporated herein by reference.

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

(b) Exhibits

See Exhibit Index.

(c) Financial Statement Schedules

 Schedule II − Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 29th day of February, 2008.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: February 29, 2008	By: /s/ Paul B. Dykstra Paul B. Dykstra Director, President and Chief Executive Officer

Principal Financial Officer

Date: February 29, 2008	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Chief Financial Officer

Principal Accounting Officer

Date: February 29, 2008	By: /s/ G. Michael Latta G. Michael Latta Vice President-Controller

Directors

Wayne G. Allcott Daniel Boggan Jr. Robert H. Bohannon Isabella Cunningham Jess Hay Judith K. Hofer Robert E. Munzenrider Albert M. Teplin

Date: February 29, 2008	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Attorney-in-Fact

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

Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2007, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on page 32 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Viad Corp
Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated February 29, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s 2007 change in its method of accounting for income taxes to comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” the 2006 change in its method of accounting for share-based payment to comply with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the Company’s 2006 change in its method of accounting for pension and postretirement obligations to comply with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/  Deloitte & Touche llp
Deloitte & Touche llp

Phoenix, Arizona
February 29, 2008

(This page intentionally left blank)

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$165,069	$178,073
Accounts receivable, net of allowance for doubtful accounts of $1,569 and $1,374, respectively	53,099	40,757
Inventories	52,664	43,523
Deferred income taxes	20,567	16,521
Other current assets	15,222	8,444

Total current assets	306,621	287,318
Property and equipment, net	168,893	135,958
Other investments and assets	30,312	25,148
Deferred income taxes	34,704	39,152
Goodwill	228,170	184,154
Other intangible assets, net	12,663	834

Total Assets	$781,363	$672,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,442	$35,039
Other current liabilities	117,152	94,546
Current portion of long-term debt and capital lease obligations	2,462	2,099

Total current liabilities	188,056	131,684
Long-term debt and capital lease obligations	11,714	12,943
Pension and postretirement benefits	23,099	25,480
Other deferred items and liabilities	82,665	67,314
Commitments and contingencies (Notes 19 and 20)
Minority interest	5,984	5,220
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	635,099	637,177
Retained earnings	51,445	20,065
Unearned employee benefits and other	(8,754)	(14,214)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	481	498
Unrealized loss on derivative financial instruments	−	(103)
Cumulative foreign currency translation adjustments	47,905	23,538
Unrecognized net actuarial loss and prior service credit	(1,697)	(3,035)
Common stock in treasury, at cost, 4,363,956 and 3,662,716 shares, respectively	(292,036)	(271,405)

Total common stock and other equity	469,845	429,923

Total Liabilities and Stockholders’ Equity	$781,363	$672,564

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005
	(in thousands,
	except per share data)

Revenues:
Convention show services	$719,930	$612,598	$560,858
Exhibit design and construction	199,549	164,173	191,463
Travel and recreation services	84,222	79,260	73,933

Total revenues	1,003,701	856,031	826,254

Costs and expenses:
Costs of services	725,916	624,478	570,139
Costs of products sold	209,221	165,984	191,902
Business interruption insurance proceeds	(146)	(1,680)	−
Corporate activities	9,239	12,349	13,052
Gains on sale of corporate assets	−	(3,468)	−
Interest income	(6,130)	(7,949)	(3,935)
Interest expense	1,658	1,559	2,554
Restructuring charges (recoveries)	1,375	(215)	(743)
Intangible asset impairment loss	−	4,560	−
Other impairment losses (recoveries)	(172)	(1,164)	843

Total costs and expenses	940,961	794,454	773,812

Income before income taxes and minority interest	62,740	61,577	52,442
Income tax expense	19,428	9,736	15,326
Minority interest	764	516	602

Income from continuing operations	42,548	51,325	36,514
Income from discontinued operations, net	2,049	12,229	1,240

Net income	$44,597	$63,554	$37,754

Diluted income per common share
Income from continuing operations	$2.04	$2.35	$1.64
Income from discontinued operations	0.10	0.56	0.06

Net income per share	$2.14	$2.91	$1.70

Weighted-average outstanding and potentially dilutive common shares	20,886	21,805	22,253

Basic income per common share
Income from continuing operations	$2.08	$2.41	$1.65
Income from discontinued operations	0.10	0.57	0.06

Net income per share	$2.18	$2.98	$1.71

Weighted-average outstanding common shares	20,423	21,333	22,070

Dividends declared per common share	$0.16	$0.16	$0.16

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006	2005
	(in thousands)

Net income	$44,597	$63,554	$37,754

Other comprehensive income:
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $(11), $27 and $(15)	(17)	42	(23)
Unrealized gains (losses) on derivative financial instruments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $90, $(51) and $19	141	(103)	38
Reclassifications from other comprehensive income to net income, net of tax benefit of $19	(38)	(38)	−
Unrealized foreign currency translation adjustments	24,367	(38)	3,745
Pension and postretirement benefit plans:
Amortization of net actuarial loss, net of tax expense of $1,918	2,096	−	−
Amortization of prior service credit, net of tax benefit of $484	(758)	−	−
Minimum pension liability adjustment, net of tax expense
(benefit) of $153 and $(450)	−	243	(696)

Other comprehensive income	25,791	106	3,064

Comprehensive income	$70,388	$63,660	$40,818

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$44,597	$63,554	$37,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,893	19,804	22,113
Deferred income taxes	(4,148)	4,593	11,809
Income from discontinued operations	(2,049)	(12,229)	(1,240)
Restructuring charges (recoveries)	1,375	(215)	(743)
Impairment losses (recoveries)	(172)	5,160	843
Gains on dispositions of property and other assets	(482)	(3,499)	(69)
Share-based compensation expense	9,129	11,127	9,175
Tax benefits from share-based compensation arrangements	2,321	7,906	731
Excess tax benefits from share-based compensation arrangements	(1,533)	(4,860)	−
Other non-cash items, net	4,286	4,464	2,889
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(921)	14,520	(6,561)
Inventories	(6,107)	(5,670)	(1,461)
Accounts payable	15,282	273	(1,387)
Restructuring liabilities	(3,604)	(1,301)	(2,609)
Customer deposits	5,600	(3,030)	435
Income taxes payable	14,932	(5,539)	(13,655)
Other assets and liabilities, net	(19,182)	(18,621)	(8,160)

Net cash provided by operating activities	82,217	76,437	49,864

Cash flows from investing activities
Capital expenditures	(33,259)	(20,136)	(20,038)
Purchase of short-term investments	(3,719)	−	−
Acquisition of businesses, net of cash acquired	(34,291)	−	−
Settlement of land participation interest − discontinued operations	2,500	−	−
Proceeds from dispositions of property and other assets	1,044	16,087	8,796

Net cash used in investing activities	(67,725)	(4,049)	(11,242)

Cash flows from financing activities
Payments on debt and capital lease obligations	(2,415)	(3,508)	(4,134)
Dividends paid on common stock	(3,325)	(3,449)	(3,537)
Common stock purchased for treasury	(28,188)	(49,422)	−
Excess tax benefits from share-based compensation arrangements	1,533	4,860	−
Proceeds from exercise of stock options	2,342	5,760	5,690
Debt issuance costs	−	(488)	−

Net cash used in financing activities	(30,053)	(46,247)	(1,981)

Effect of exchange rate changes on cash and cash equivalents	2,557	(669)	910

Net increase (decrease) in cash and cash equivalents	(13,004)	25,472	37,551
Cash and cash equivalents, beginning of year	178,073	152,601	115,050

Cash and cash equivalents, end of year	$165,069	$178,073	$152,601

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$22,060	$21,593	$20,906

Interest	$1,658	$1,343	$1,847

Equipment acquired under capital leases	$1,222	$943	$388

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

				Unearned	Accumulated
			Retained	Employee	Other	Common
	Common	Additional	Earnings	Benefits	Comprehensive	Stock in
	Stock	Capital	(Deficit)	and Other	Income	Treasury	Total
	(in thousands)

Balance, January 1, 2005	$37,402	$676,877	$(74,435)	$(21,601)	$15,458	$(287,196)	$346,505
Net income	—	—	37,754	—	—	—	37,754
Dividends on common stock	—	—	(3,537)	—	—	—	(3,537)
Employee benefit plans	—	(30,692)	—	3,188	—	31,966	4,462
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000
Employee Equity Trust adjustment to market value	—	(4)	—	4	—	—	—
Share-based compensation — equity awards	—	6,971	—	—	—	—	6,971
Tax benefits from share-based compensation	—	731	—	—	—	—	731
Unrealized foreign currency translation adjustment	—	—	—	—	3,745	—	3,745
Unrealized gain on derivatives	—	—	—	—	38	—	38
Unrealized loss on investments	—	—	—	—	(23)	—	(23)
Minimum pension liability adjustment	—	—	—	—	(696)	—	(696)
Other, net	—	—	19	—	—	—	19

Balance, December 31, 2005	37,402	653,883	(40,199)	(17,409)	18,522	(255,230)	396,969
Net income	—	—	63,554	—	—	—	63,554
Dividends on common stock	—	—	(3,449)	—	—	—	(3,449)
Common stock purchased for treasury	—	—	—	—	—	(49,422)	(49,422)
Employee benefit plans	—	(32,720)	—	3,699	—	33,247	4,226
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000
Employee Equity Trust adjustment to market value	—	1,504	—	(1,504)	—	—	—
Share-based compensation — equity awards	—	6,604	—	—	—	—	6,604
Tax benefits from share-based compensation	—	7,906	—	—	—	—	7,906
Unrealized foreign currency translation adjustment	—	—	—	—	(38)	—	(38)
Unrealized loss on derivatives	—	—	—	—	(141)	—	(141)
Unrealized gain on investments	—	—	—	—	42	—	42
Minimum pension liability adjustment	—	—	—	—	243	—	243
SFAS No. 158 transition adjustment	—	—	—	—	2,270	—	2,270
Other, net	—	—	159	—	—	—	159

Balance, December 31, 2006	37,402	637,177	20,065	(14,214)	20,898	(271,405)	429,923
Net income	—	—	44,597	—	—	—	44,597
Dividends on common stock	—	—	(3,325)	—	—	—	(3,325)
Common stock purchased for treasury	—	—	—	—	—	(28,188)	(28,188)
Employee benefit plans	—	(10,756)	—	4,523	—	7,557	1,324
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000
Employee Equity Trust adjustment to market value	—	63	—	(63)	—	—	—
Share-based compensation — equity awards	—	6,294	—	—	—	—	6,294
Tax benefits from share-based compensation	—	2,321	—	—	—	—	2,321
Unrealized foreign currency translation adjustment	—	—	—	—	24,367	—	24,367
Unrealized gain on derivatives	—	—	—	—	103	—	103
Unrealized loss on investments	—	—	—	—	(17)	—	(17)
Amortization of prior service credit	—	—	—	—	(758)	—	(758)
Amortization of net actuarial loss	—	—	—	—	2,096	—	2,096
FIN 48 transition adjustment	—	—	(9,950)	—	—	—	(9,950)
Other, net	—	—	58	—	—	—	58

Balance, December 31, 2007	$37,402	$635,099	$51,445	$(8,754)	$46,689	$(292,036)	$469,845

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Viad Corp (“Viad” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Viad and all of its subsidiaries. All intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.

Nature of Business

Viad’s reporting segments consist of the following:

GES − GES Exposition Services, Inc. (“GES”) and its segment affiliates provide exhibition and event services throughout North America and the United Kingdom consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’ customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation; material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling. With the acquisition of Melville Exhibition and Event Services Limited and its affiliated company, Corporate Technical Services Limited (collectively “Melville”) in February 2007, GES expanded its operations to the major exhibition facilities in the United Kingdom. Melville also provides GES a platform for expansion of GES’ business into other international markets.

Exhibitgroup/Giltspur − Exhibitgroup/Giltspur and its segment affiliates comprise an integrated experience marketing company that specializes in face-to-face exhibits and environments and program management. Exhibitgroup/Giltspur combines its core services of custom design and construction with an ability to provide complete, one-stop shop exhibit program management services. Its services include: exhibit program management and planning; logistics management; exhibit maintenance and warehousing; installation and dismantling; show services; online ordering and internet-based services; marketing, advertising and multimedia services and customer relationship management marketing services. Exhibitgroup/Giltspur also refurbishes exhibits and provides portable and “modular” exhibits, retail merchandising units (or kiosks) for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors centers, showrooms, casinos and retail interiors.

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

Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

−	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

−	Estimated fair value of intangible assets with indefinite lives, for purposes of impairment testing;

−	Estimated allowances for uncollectible accounts receivable;

−	Estimated provisions for income taxes;

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

−	Estimated liabilities for losses related to self-insured liability claims;

−	Estimated liabilities for losses related to environmental remediation obligations;

−	Estimated sublease income associated with restructuring liabilities;

−	Assumptions used to measure pension and postretirement benefit costs and obligations;

−	Assumptions used to determine share-based compensation costs under the fair value method; and

−	Allocation of purchase price of acquired businesses.

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

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation and any impairment write-downs. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets: buildings, 15 to 40 years; equipment, 3 to 12 years; and leasehold improvements, over the shorter of the lease term or useful life.

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

Goodwill and Other Intangible Assets.  Goodwill and intangible assets with indefinite lives are not amortized but instead are subject to periodic impairment testing. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are periodically tested for impairment or more frequently if indications of impairment exist. These assets are generally amortized using the straight-line method over the estimated useful lives or periods of expected benefit.

Viad uses a discounted expected future cash flow methodology in order to estimate the fair value of its reporting units and intangible assets for use in determining impairment. The estimates and assumptions regarding expected future cash flows, terminal values and the discount rate are based on historical experience, financial forecasts and industry trends and conditions. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. Annual impairment tests of goodwill and intangible assets not subject to amortization are performed as of October 31 of each year or more frequently if indications of impairment exist.

Incentive and Other Upfront Payments.  Certain upfront payments incurred by GES in connection with long-term contracts consist of incentive fees and prepaid commissions and are amortized over the life of the related contract. To the extent such payments are made to customers of GES, the amortized amounts are recorded as a reduction of revenue. Incentive and other upfront payments are classified on the consolidated balance sheets under the caption “Other current assets” for the current portion and “Other investments and assets” for the non-current portion.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels.

Environmental Remediation Liabilities.  Viad has retained certain liabilities representing the estimated cost of environmental remediation obligations primarily associated with previously sold operations. The amounts accrued primarily consist of the estimated direct incremental costs, on an undiscounted basis, for contractor and other services related to remedial actions and post-remediation site monitoring. Environmental remediation liabilities are recorded when the specific obligation is considered probable and the costs are reasonably estimable. Subsequent recoveries from third parties, if any, are recorded through discontinued operations when realized.

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

Revenue Recognition.  Viad’s revenue recognition policies are as follows:

GES and Exhibitgroup/Giltspur derive revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction and refurbishment of exhibit booths. Service revenue is recognized at the time services are performed. Exhibit design and construction revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing.

Viad’s Travel and Recreation Services businesses generate revenues through their attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.

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

Common Stock in Treasury.  Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Income Per Common Share.  Prior to January 1, 2008, Viad funded its matching contributions to employees’ 401(k) accounts through a leveraged Employee Stock Ownership Plan (“ESOP”). Effective as of December 31, 2007, the ESOP was merged into Viad’s 401(k) defined contribution plan, the Viad Corp Capital Accumulation Plan (the “401(k) Plan”). ESOP shares were treated as outstanding for income per share calculations. The Company had also established an Employee Equity Trust (the “Trust”) used to fund certain existing employee compensation and benefit plans. As of December 31, 2007, all shares in the Trust had been utilized. Shares held by the Trust were not considered outstanding for income per share calculations until the shares were released from the Trust.

Impact of Recent Accounting Pronouncements

Viad adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. Refer to Note 16 for a full discussion of the adoption of FIN 48 and its impact on Viad’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for items within its scope. The Company believes that the full adoption of SFAS No. 157 will not have a material impact on its financial position or results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for certain of its pension and postretirement benefit plans and has not yet determined if the adoption of the remaining provisions of SFAS No. 158 will have a material impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 160 on January 1, 2009. As of December 31, 2007, Viad had $6.0 million related to a noncontrolling interest recorded in its balance sheet. Viad has not yet determined if the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.

Note 2.	Share-Based Compensation

Viad has granted share-based compensation awards to officers, directors and certain key employees pursuant to the 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) including the following types of awards: (a) incentive and non-qualified stock options, (b) restricted stock and (c) performance-based awards. The 1997 Plan had a ten-year life and terminated effective May 31, 2007. Therefore, no further awards were granted under the 1997 Plan after May 31, 2007. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either vested, been exercised, been forfeited or expired. On May 15, 2007, at the 2007 Annual Meeting of Shareholders, the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) was approved by the Company’s shareholders. The 2007 Plan, also with a ten-year life, provides for the following types of awards to officers, directors and certain other employees: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. All awards granted after May 31, 2007 were made from the 2007 Plan.

Effective January 1, 2006, Viad adopted the provisions of SFAS No. 123(R) using the modified prospective application method. Prior to that time and as originally permitted by SFAS No. 123, Viad had previously elected to apply the guidance in APB Opinion No. 25, which allowed companies to use the intrinsic value method of accounting to measure the value of share-based payment transactions with employees. Based on this method, Viad had not previously recognized the compensation cost related to employee stock options in the consolidated financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Accordingly, prior period amounts have not been restated. Under the modified prospective application method, the compensation cost related to the unvested portion of all awards (including stock options) granted prior to the adoption of SFAS No. 123(R) and all new awards are recognized in the consolidated financial statements over the requisite service period based on the fair value of the awards.

Viad issues shares related to its share-based compensation awards from its Employee Equity Trust and from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during 2007 or 2006. As of December 31, 2007, all shares in the Trust had been utilized.

Total share-based compensation expense recognized in the consolidated financial statements in 2007, 2006 and 2005 was $9.1 million, $11.1 million and $9.2 million, respectively. Furthermore, the total tax benefits related to such costs were $3.5 million, $4.3 million and $3.6 million in 2007, 2006 and 2005, respectively. No share-based compensation costs were capitalized during 2007, 2006 or 2005.

The adoption of SFAS No. 123(R) resulted in stock option compensation expense (and a reduction of income before income taxes and minority interest) of $993,000 and $978,000 in 2007 and 2006, respectively. As a result of this incremental expense, net income was reduced by $703,000 and $650,000 in 2007 and 2006, respectively. Diluted and basic income per share were each reduced by $0.03 in both 2007 and 2006. Also, in connection with the adoption of SFAS No. 123(R), Viad presented $1.5 million and $4.9 million of excess tax benefits from share-based compensation arrangements as a cash outflow from operating activities and a cash inflow from financing activities during 2007 and 2006, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Prior to the adoption of SFAS No. 123(R), Viad used the intrinsic value method of accounting prescribed by APB Opinion No. 25. Assuming Viad had recognized compensation cost during 2005 related to all share-based compensation awards (including stock options) in accordance with the fair value method of accounting under SFAS No. 123, net income and diluted and basic income per share for 2005 would have been as presented below. Compensation cost calculated under SFAS No. 123 is recognized over the vesting period and is net of estimated forfeitures and tax effects. The forfeiture rate assumption is based on the Company’s historical average forfeiture rate.

(in thousands, except
per share data)

Net income, as reported	$37,754
Plus: share-based employee compensation expense recorded under APB Opinion No. 25, net of tax	142
Less: share-based compensation expense determined under the fair value based method, net of tax	(1,640)

Pro forma net income	$36,256

Diluted income per share:
As reported	$1.70

Pro forma	$1.64

Basic income per share:
As reported	$1.71

Pro forma	$1.64

For purposes of applying SFAS No. 123(R) (and SFAS No. 123 where applicable), the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005

Estimated fair value of stock options granted	$10.96	$9.29	$7.75
Expected dividend yield	0.4%	0.5%	0.6%
Expected volatility	22.8%	24.3%	26.3%
Expected life	5 years	5 years	5 years
Risk-free interest rate	4.64%	4.57%	3.89%

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

Stock options granted since 2004 are for contractual terms of seven years and become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after the grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of ten years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were for a contractual term of ten years and were exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant. The exercise price of stock options is based on the market value of Viad’s common stock at the date of grant. Stock options granted also contain certain forfeiture and non-compete provisions. Share-based compensation expense related to stock option awards is recognized using the straight-line method over the requisite service period, which is approximately five years. Share-based compensation expense related to stock option awards was $993,000 and $978,000 for 2007 and 2006, respectively. As of December 31, 2007, the total unrecognized cost related to non-vested stock option awards

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

was $1.8 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.5 years.

Viad’s stock options generally contain contingent cash settlement features upon a change of control of the Company. Management believes this cash settlement event is not considered probable, and therefore, the outstanding stock options are accounted for as equity awards and not considered liability awards under SFAS No. 123(R) and related guidance. Although not considered probable, the cash settlement contingency is deemed to be outside the control of Viad. Accordingly, Viad’s stock options are subject to the provisions of Securities and Exchange Commission (“SEC”) Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” and Emerging Issues Task Force (“EITF”) Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. As of December 31, 2007 and 2006, Viad has not recorded any amounts related to stock options outside of permanent equity as there was no intrinsic value (in-the-money redemption amount) related to Viad’s stock options on the date of grant. As noted above, the exercise price of Viad’s stock option grants is based on the fair market value of the underlying common stock on the date of grant.

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at January 1, 2005	1,096,616	$22.59	856,201
Granted	227,025	26.39
Exercised	(168,217)	20.71
Forfeited or expired	(45,654)	25.08

Options outstanding at December 31, 2005	1,109,770	23.55	745,732
Granted	21,700	31.92
Exercised	(206,510)	22.23
Forfeited or expired	(88,048)	22.63

Options outstanding at December 31, 2006	836,912	24.19	600,707
Granted	21,400	38.44
Exercised	(113,957)	21.86
Forfeited or expired	(16,917)	26.11

Options outstanding at December 31, 2007	727,438	24.93	548,117

The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$18.40 to $23.28	126,944	4.8 years	$19.61	126,944	$19.61
$23.32 to $24.05	175,767	2.4 years	23.76	175,767	23.76
$24.22 to $26.07	163,101	3.7 years	25.15	128,597	25.40
$26.31 to $26.47	156,050	4.2 years	26.32	57,980	26.32
$26.49 to $38.44	105,576	3.5 years	30.84	58,829	28.22

$18.40 to $38.44	727,438	3.6 years	24.93	548,117	23.93

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company as described in Note 21. As of December 31, 2007, there were 76,934 of such options outstanding and 59,055 exercisable, both with exercise prices ranging from $17.74 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 3.4 years. During 2007, a total of 18,308 options were exercised by MoneyGram employees at exercise prices ranging from $17.51 to $28.15.

The aggregate intrinsic value related to stock options outstanding as of December 31, 2007 and 2006 was $5.6 million and $13.7 million, respectively. The aggregate intrinsic value is based on the weighted-average exercise price and Viad’s closing stock price of $31.58 and $40.60 as of December 31, 2007 and 2006, respectively. The total intrinsic value of stock option awards exercised during 2007, 2006 and 2005 was $4.4 million, $6.8 million and $4.8 million, respectively. The fair value of stock options that vested during 2007 was $580,000 and $2.0 million for both 2006 and 2005. During 2007, 2006 and 2005, Viad received cash proceeds from the exercise of stock options of $2.3 million, $5.8 million and $5.7 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $2.3 million, $7.9 million and $731,000 for 2007, 2006 and 2005, respectively.

Restricted stock awards of 80,100, 194,500 and 100,500 shares were granted during 2007, 2006 and 2005, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $38.61, $32.58 and $26.30, respectively. The fair value of restricted stock that vested during 2007, 2006 and 2005 was $576,000, $759,000 and $873,000, respectively. Restricted stock awards vest between three and five years from the date of grant. Share-based compensation expense related to restricted stock awards is recognized using the straight-line method over the requisite service period, which is approximately three years. Share-based compensation expense related to restricted stock awards was $3.8 million, $3.6 million and $3.1 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, the total unrecognized costs related to non-vested restricted stock awards granted was $3.7 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.1 years.

During 2007, 2006 and 2005, Viad also granted performance-based restricted stock (“PBRS”) awards of 33,400, 58,200 and 81,800 shares, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $38.44, $31.92 and $26.31, respectively. The fair value of PBRS that vested during 2007, 2006 and 2005 was $1.4 million, $1.2 million and $558,000, respectively. PBRS vests when certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, an additional one third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Share-based compensation expense related to PBRS awards was $1.5 million, $1.9 million and $3.5 million for 2007, 2006 and 2005, respectively. As of December 31, 2007, the total unrecognized costs related to non-vested PBRS awards granted was $650,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.7 years.

Certain performance-driven restricted stock (“PDRS”) awards granted in previous years vested during 2006 and 2005 based on achievement of certain long-term incentive performance targets. The fair value of PDRS that vested during 2006 and 2005 was $313,000 and $1.4 million, respectively. As of December 31, 2006, all PDRS awards had vested and thus none remained outstanding as of December 31, 2007 or 2006. Share-based compensation expense related to PDRS awards was $73,000 and $413,000 for 2006 and 2005, respectively. No amount was expensed in 2007 related to PDRS.

Future vesting of restricted stock and PBRS is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock and PBRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

pledge or otherwise encumber the stock, except to the extent restrictions have lapsed. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS		PDRS
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at January 1, 2005	98,029	22.99	65,130	21.12	57,328	$25.28
Granted	100,500	26.30	81,800	26.31	—	—
Vested	(33,479)	26.07	(25,849)	21.57	(43,594)	26.07
Forfeited	—	—	(6,399)	25.54	—	—

Balance at December 31, 2005	165,050	24.38	114,682	25.04	13,734	22.76
Granted	194,500	32.58	58,200	31.92	—	—
Vested	(38,800)	19.57	(51,752)	23.94	(13,734)	22.76
Forfeited	(25,525)	29.00	(11,342)	28.96	—	—

Balance at December 31, 2006	295,225	30.02	109,788	28.79	—	—
Granted	80,100	38.61	33,400	38.44	—	—
Vested	(23,875)	24.12	(51,276)	27.81	—	—
Forfeited	(5,650)	31.13	—	—	—	—

Balance at December 31, 2007	345,800	32.40	91,912	32.85		—

During 2007, 2006 and 2005, Viad granted awards of units under the performance unit incentive plan (“PUP”) to key employees pursuant to the 1997 Plan of 67,260, 89,600 and 130,900 units. PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of December 31, 2007 and 2006, Viad had liabilities recorded of $9.6 million and $6.7 million related to the PUP awards. Share-based compensation expense related to the PUP awards (recognized ratably over the requisite service period of approximately three years) was $2.8 million, $4.5 million and $2.2 million, respectively. The PUP award for the 2005-2007 period vested effective December 31, 2007 and will be distributed in March 2008. No other PUP awards vested during 2007 or 2006. Furthermore, there were no cash settlements of PUP awards or any other share-based compensation awards during 2007 or 2006.

Note 3.	Impairment Losses and Recoveries

In 2005, the operations of GES and Exhibitgroup/Giltspur in New Orleans, Louisiana were disrupted by Hurricane Katrina and the related events that occurred. As a result, management estimated the damage to GES’ New Orleans property and recorded asset impairment and related losses of $843,000. During 2007 and 2006, Viad recorded insurance recoveries of $172,000 and $1.8 million, respectively, related to property claims associated with Hurricane Katrina. These amounts are included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).” In 2007 and 2006, Viad also received settlements of its business interruption insurance claims of $146,000 and $1.7 million, respectively, which are included under the caption “Business interruption insurance proceeds” in the consolidated statements of operations.

In 2006, Exhibitgroup/Giltspur experienced a significant decline in revenue compared to 2005, which led to a decrease in overall production capacity utilization. As a result of these factors, Viad recorded an impairment loss of $4.6 million related to the write off of the remaining book value of the unamortized trademark at Exhibitgroup/Giltspur. This charge is included in the consolidation statements of operations under the caption “Intangible asset impairment loss.”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

In 2006, Viad also recorded an impairment loss of $600,000 related to the reduction in value of a non-core asset, which was subsequently sold for $2.0 million in December 2006. This charge is included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).”

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

Also in January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million. In December 2006, Viad sold a non-core asset for $2.0 million. An impairment loss of $600,000 was recorded in 2006 on this asset as presented in Note 3 and no gain or loss was recorded at the time of sale.

Note 5.	Acquisition of Businesses

On February 1, 2007, Viad completed, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited. Melville is the leading exhibition services contractor in the United Kingdom and provides a full spectrum of organizer and exhibitor services including shell scheme, electrical and lighting services, display installation and design services and registration and lead retrieval services. The acquisition of Melville expands GES’ operations to the major exhibition facilities within the United Kingdom and also provides GES a platform for expansion into other international markets. The Melville companies are wholly-owned subsidiaries of GES Service Companies Limited. The operating results of Melville have been included in Viad’s consolidated financial statements from the date of acquisition.

In connection with the acquisition, the Company paid $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. In addition, the Company capitalized $1.7 million of restructuring costs related to the transaction. These costs primarily relate to the planned consolidation of duplicate facilities at Melville, as well as severance and certain other employee benefit costs. The restructuring costs were recognized as a liability on the date of acquisition, which resulted in additional goodwill. See Note 18.

The initial purchase price allocation involved estimates, which were adjusted during the allowable allocation period of one year from the date of acquisition primarily as a result of the completion of certain valuation analyses. In December 2007, Viad finalized the purchase price allocation to the assets acquired and liabilities assumed in the Melville transaction. The following

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

condensed balance sheet information represents the amounts assigned to each major asset and liability caption of Melville as of the date of acquisition, including subsequent adjustments:

	Initial			Final
	Allocation	Adjustments		Allocation
	(in thousands)

Cash and cash equivalents	$5,848	$	−	$5,848
Accounts receivable	11,383		−	11,383
Other current assets	6,063		469	6,532
Property and equipment	4,978		−	4,978
Goodwill	29,282		2,487	31,769
Other intangible assets	13,090		(1,973)	11,117

Total assets acquired	70,644		983	71,627

Accounts payable	(16,632)		763	(15,869)
Customer deposits	(11,035)		−	(11,035)
Other current liabilities	(5,890)		(1,037)	(6,927)
Other non-current liabilities	(2,102)		(709)	(2,811)

Total liabilities assumed	(35,659)		(983)	(36,642)

Purchase price	$34,985	$	−	$34,985

The Company recorded $31.8 million of goodwill in connection with the transaction, which is included in the GES reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill include; Melville’s longstanding presence and reputation in its established markets, its experienced management team and assembled workforce, and economic benefits expected to be derived through GES’ worldwide network. The entire amount of goodwill related to the Melville acquisition is expected to be deductible for tax purposes over a period of approximately 15 years. The amounts assigned to other intangible assets include $7.7 million of trademarks and trade names not subject to amortization and $3.4 million of intangible assets subject to amortization. The amortizable intangible assets consist of $3.1 million of customer relationships and customer contracts and $299,000 of other intangible assets. The amortizable intangible assets are expected to be amortized in the consolidated financial statements over a weighted-average amortization period of approximately 5.0 years. See Note 9.

The following table summarizes the unaudited pro forma results of operations of Viad for 2007 and 2006, assuming that the acquisition of Melville had been completed at the beginning of each year:

	2007	2006
	(in thousands,
	except per share data)

Revenue	$1,013,272	$952,159
Income from continuing operations	$43,094	$52,499
Net income	$45,143	$64,728
Diluted net income per share	$2.16	$2.97
Basic net income per share	$2.21	$3.03

On April 13, 2007, Brewster acquired Lake Minnewanka Boat Tours (“Minnewanka”), a tour boat operator in Banff, Alberta, Canada, for $2.2 million in cash including direct acquisition costs. Viad’s consolidated financial statements include the results of operations of Minnewanka from the date of acquisition. The historical results of operations of Minnewanka were not significant to Viad’s consolidated results of operations for the years presented. The allocation of the aggregate purchase price includes: tangible assets of $1.9 million, assumed liabilities of $456,000, goodwill of $490,000 and other intangible assets of $277,000. The amounts assigned to other intangible assets include $85,000 of intangible assets subject to amortization. The goodwill recorded in connection with the transaction, which is included in the Travel and Recreation Services reporting segment, is not expected to be deductible for tax purposes.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

On June 29, 2007, GES acquired Poitras Exposition Services (“Poitras”), an exhibition services contractor in Quebec City, Canada, for an aggregate purchase price of $2.2 million including direct acquisition costs. Pursuant to the terms of the purchase agreement, GES paid $1.8 million of the total purchase price on the acquisition date, and an additional $128,000 during the remainder of 2007. The remaining consideration is subject to adjustment, and is to be paid upon resolution of certain provisions contained in the purchase agreement. Viad’s consolidated financial statements include the results of operations of Poitras from the date of acquisition. The historical results of operations of Poitras were not significant to Viad’s consolidated results of operations for the years presented. The allocation of the aggregate purchase price includes: tangible assets of $728,000 (including cash acquired of $59,000), assumed liabilities of $519,000, goodwill of $1.4 million and other intangible assets of $528,000. The amounts assigned to other intangible assets include $379,000 of intangible assets subject to amortization. The goodwill recorded in connection with the transaction, which is included in the GES reporting segment, is not expected to be deductible for tax purposes.

On November 9, 2007, GES acquired the assets of ethnoMetrics Corp (“ethnoMetrics”) for an aggregate purchase price of $1.0 million. ethnoMetrics provides consulting and analytical services to exhibition and event organizers and exhibitors. Viad’s consolidated financial statements include the results of operations of ethnoMetrics from the date of acquisition. The historical results of operations of ethnoMetrics were not significant to Viad’s consolidated results of operations for the years presented. The allocation of the aggregate purchase price includes: tangible assets of $100,000, goodwill of $273,000 and other intangible assets of $627,000. The amounts assigned to other intangible assets include $550,000 of intangible assets subject to amortization. The Company recorded $273,000 of goodwill in connection with the transaction, which is included in the GES reporting segment. The total amount of recorded goodwill is expected to be deductible for tax purposes over a period of approximately 15 years.

Note 6.	Derivative Financial Instruments

Periodically, Viad’s foreign subsidiaries utilize foreign currency forward contracts to mitigate the impact of exchange rate fluctuations on certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. As of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $3.4 million (notional amount) in exchange for Canadian dollars at an average contract rate of 1.11 (Canadian dollars per U.S. dollar), which matured on various dates through September 2007. The fair value of these contracts was $149,000 as of December 31, 2006 and is included in the consolidated balance sheet under the caption “Other current liabilities.” During 2006, the net unrealized loss related to these contracts of $103,000 (after-tax) was recorded as a component of other comprehensive income.

As of December 31, 2006, Viad had aggregate contracts to sell U.S. dollars of $1.4 million (notional amount) in exchange for British pounds at an average exchange rate of 0.54 (British pounds per U.S. dollar), which matured in February 2007. The fair value of these contracts was $65,000 and is included in the consolidated balance sheet under the caption “Other current assets.” During 2006, the unrealized gain related to these contracts of $65,000 was recorded through earnings as these contracts did not qualify as accounting hedges. As of December 31, 2007, Viad did not have any foreign currency forward contracts outstanding.

Note 7.	Inventories

The components of inventories as of December 31 were as follows:

	2007	2006
	(in thousands)

Raw materials	$28,613	$24,068
Work in process	24,051	19,455

Inventories	$52,664	$43,523

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 8.	Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2007	2006
	(in thousands)

Land	$27,495	$24,375
Buildings and leasehold improvements	95,741	80,831
Equipment and other	261,917	225,883

	385,153	331,089
Accumulated depreciation	(216,260)	(195,131)

Property and equipment	$168,893	$135,958

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $15.8 million and $10.4 million as of December 31, 2007 and 2006, respectively.

Depreciation expense was $21.9 million, $19.5 million and $21.9 million for 2007, 2006 and 2005, respectively.

Note 9.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

		Travel and
	GES	Recreation	Total
	(in thousands)

Balance at January 1, 2006	$149,526	$34,784	$184,310
Foreign currency translation adjustments	(36)	(120)	(156)

Balance at December 31, 2006	149,490	34,664	184,154
Business acquisitions	33,458	490	33,948
Foreign currency translation adjustments	2,728	7,340	10,068

Balance at December 31, 2007	$185,676	$42,494	$228,170

A summary of other intangible assets as of December 31, 2007 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)

Amortized intangible assets:
Customer-related intangibles	$4,613	$(1,324)	$3,289
Other	1,671	(534)	1,137

	6,284	(1,858)	4,426

Unamortized intangible asset:
Trademarks and trade names	8,207	−	8,207
Marketing-related intangible	30	−	30

	8,237	−	8,237

Total	$14,521	$(1,858)	$12,663

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

A summary of other intangible assets as of December 31, 2006 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)

Amortized intangible assets:
Customer lists	$901	$(481)	$420
Other	589	(205)	384

	1,490	(686)	804
Unamortized intangible asset:
Marketing-related intangible	30	−	30

Total	$1,520	$(686)	$834

Intangible asset amortization expense for 2007, 2006 and 2005 was $1.0 million, $275,000 and $248,000, respectively. The weighted-average amortization period of customer-related intangibles and other amortizable intangible assets is approximately 4.6 years and 2.8 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)

2008	$1,316
2009	$1,034
2010	$882
2011	$660
2012 and thereafter	$534

Note 10.	Accrued Liabilities and Other

As of December 31 other current liabilities consisted of the following:

	2007	2006
	(in thousands)

Continuing operations:
Customer deposits	$47,132	$30,497
Accrued compensation	34,248	22,145
Self-insured liability accrual	7,984	7,681
Accrued sales and use taxes	3,406	1,417
Accrued restructuring	3,015	1,572
Accrued dividends	869	937
Accrued income taxes	787	8,464
Other	15,400	15,645

	112,841	88,358

Discontinued operations:
Environmental remediation liabilities	2,510	2,825
Self-insured liability accrual	591	752
Accrued income taxes	−	1,507
Other	1,210	1,104

	4,311	6,188

Total other current liabilities	$117,152	$94,546

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

As of December 31 other deferred items and liabilities consisted of the following:

	2007	2006
	(in thousands)

Continuing operations:
Accrued income taxes	$17,354	$	−
Self-insured liability accrual	13,931		12,278
Accrued compensation	8,286		12,109
Accrued restructuring	6,006		7,117
Foreign deferred tax liability	5,086		5,439
Deferred gain on sale of property	2,578		3,544
Other	9,973		6,573

	63,214		47,060

Discontinued operations:
Self-insured liability accrual	10,351		11,170
Environmental remediation liabilities	5,806		6,217
Accrued income taxes	856		−
Other	2,438		2,867

	19,451		20,254

Total other deferred items and liabilities	$82,665		$67,314

Note 11.	Debt

Long-term debt as of December 31 was as follows (1):

	2007	2006
	(in thousands)

Revolving credit agreement, 6.7% (2007) and 6.1% (2006) floating rate indexed to LIBOR at December 31, due 2011	$9,193	$10,193
Capital lease obligations, 6.6% (2007) and 6.7% (2006) weighted-average interest rate at December 31, due to 2012	4,983	4,849

	14,176	15,042
Current portion	(2,462)	(2,099)

Long-term debt	$11,714	$12,943

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit.

As of December 31, 2007, Viad’s total debt of $14.2 million consisted of $5.0 million of capital lease obligations (consisting predominantly of lease commitments for property and, to a lesser extent, computer equipment) and a $9.2 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). In July 2004, Viad borrowed $12.4 million under its previous revolving credit agreement to pay in full its ESOP debt obligation (see Note 13) and obtain release of Viad from its guarantee of the loan. Viad became the new lender to the ESOP, under essentially the same terms as the previous bank loan, to preserve the continuity of the ESOP and the release of Viad shares to participants’ accounts through June 2009 (which was amended through December 31, 2016 as discussed in Note 13). This transaction did not result in a net change to the Company’s outstanding debt.

In 2004, Viad entered into a $150 million secured revolving credit agreement, which had a three-year term (expiring on June 30, 2007). Effective June 15, 2006, Viad amended and restated the $150 million secured revolving credit agreement. The

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Credit Facility has a five year term (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The line of credit may be increased up to an additional $75 million under certain circumstances. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offering Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. Effective August 27, 2007, the Credit Facility was amended to permit Viad to repurchase an additional $50 million of its common stock ($110 million in total) during the term of the Credit Facility. As of December 31, 2007, Viad was in compliance with all covenants.

As of December 31, 2007, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2007 was $40.4 million, of which $40.3 million related to aggregate guarantees on leased facilities and equipment expiring through October 2017. As of December 31, 2007, the aggregate guarantees related to credit or loan arrangements with banks were $66,000 which expire concurrent with the credit or loan arrangement. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2007 are as follows:

	Revolving	Capital
	Credit	Lease
	Agreement	Obligations
	(in thousands)

2008	$1,000	$1,723
2009	1,000	1,481
2010	1,000	1,062
2011	6,193	755
2012	−	638

Total	$9,193	5,659

Less: Amount representing interest		(676)

Present value of minimum lease payments		$4,983

Included in 2011 under “Revolving Credit Agreement” is the amount due at the maturity of the Credit Facility.

The gross amount of assets recorded under capital leases as of December 31, 2007 was $2.6 million and accumulated amortization was $1.6 million. As of December 31, 2006, the gross amount of assets recorded under capital leases and accumulated amortization were $1.6 million and $799,000, respectively.

The weighted-average interest rate on total debt was 8.3 percent, 8.1 percent and 8.2 percent, for 2007, 2006 and 2005, respectively.

The estimated fair value of total debt was $14.2 million and $15.0 million as of December 31, 2007 and 2006, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Under a Shelf Registration filed with the SEC, Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program.

Note 12.	Income Per Share

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations:

	2007	2006	2005
	(in thousands, except per share data)

Income from continuing operations	$42,548	$51,325	$36,514

Weighted-average outstanding common shares	20,423	21,333	22,070
Additional dilutive shares related to stock-based compensation	463	472	183

Weighted-average outstanding and potentially dilutive common shares	20,886	21,805	22,253

Diluted income per share from continuing operations	$2.04	$2.35	$1.64

Basic income per share from continuing operations	$2.08	$2.41	$1.65

Options to purchase 18,409 shares of common stock were outstanding during 2007, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. During 2006 and 2005, no options were anti-dilutive and thus no options were excluded from the computation of diluted income per share.

Note 13.	Employee Stock Ownership Plan

Prior to January 1, 2008, Viad funded its matching contributions to employees’ 401(k) accounts through the ESOP. Effective as of December 31, 2007, the ESOP was merged into the 401(k) Plan. Prior thereto, the 401(k) Plan and the ESOP were separate legal plans, and the ESOP held company matching contributions of Viad common stock provided to participants in the 401(k) Plan. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an employee stock ownership plan, may participate in the ESOP and will continue to have the opportunity to participate in the employee stock ownership feature within the 401(k) Plan.

In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement (as described in Note 11) to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, has been recorded as a reduction of common stock and other equity. As of December 31, 2007 the balance of the ESOP loan was $8.9 million and is included in the Consolidated Balance Sheets under the caption “Unearned employee benefits and other.” The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. Effective December 11, 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. The 401(k) Plan will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.

Information regarding ESOP transactions for the years ended December 31 was as follows:

	2007	2006	2005
	(in thousands)

Amounts paid by ESOP for:
Debt repayment	$1,000	$1,000	$1,000
Interest	425	449	319
Amounts received from Viad as:
Dividends	$164	$181	$158
Contributions	1,261	1,268	1,161

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense was recognized based upon the greater of cumulative cash payments to the ESOP or 80 percent of the cumulative expense that would have been recognized under the shares allocated method, in accordance with EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad recorded expense of $1.2 million, $1.2 million and $1.1 million in 2007, 2006 and 2005, respectively.

Unallocated shares held by the 401(k) Plan totaled 959,515 as of December 31, 2007, and unallocated shares held by the ESOP totaled 1,065,867 as of December 31, 2006. Shares allocated during 2007 and 2006 totaled 106,352 and 102,556, respectively.

Note 14.	Employee Equity Trust

In 1992, Viad sold treasury stock to the Employee Equity Trust in exchange for a promissory note. The Trust was used to fund certain existing employee compensation and benefit plans. For financial reporting purposes, the Trust was consolidated with Viad and the promissory note (with a balance of $1.1 million as of December 31, 2006) and dividend and interest transactions were eliminated in consolidation.

As of December 31, 2006, the fair value of the 114,098 shares held by the Trust totaled $4.6 million. This amount represented unearned employee benefits and was shown as a reduction of common stock and other equity; it was reduced as employee benefits were funded. The difference between the cost and fair value of shares held is included in the consolidated balance sheets under the caption “Additional capital.” As of December 31, 2007, all shares in the Trust had been utilized.

Note 15.	Preferred Stock Purchase Rights

Viad has one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of its common stock. The Rights contain provisions to protect shareholders in the event of an unsolicited attempt to acquire Viad that is not believed by the Board of Directors to be in the best interest of shareholders. The Rights are represented by the common share certificates and are not exercisable or transferable apart from the common stock until such a situation arises. Viad may redeem the Rights at $0.01 per Right prior to the time any person or group has acquired 20 percent or more of Viad’s shares. Viad has reserved 1.1 million shares of Junior Participating Preferred Stock for issuance in connection with the Rights. The Rights will expire in February 2012.

In addition, Viad has authorized 5.0 million and 2.0 million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which is outstanding.

Note 16.	Income Taxes

The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the years ended December 31:

	2007		2006		2005
	(in thousands)

Computed income tax expense at statutory federal income tax rate of 35%	$21,959	35.0%	$21,552	35.0%	$18,355	35.0%
State income taxes, net of federal benefit	1,632	2.6%	2,099	3.4%	2,173	4.1%
Tax resolutions and refunds, net	(3,112)	(5.0)%	(13,163)	(21.4)%	(4,692)	(8.9)%
Change in enacted foreign tax rate	(1,280)	(2.0)%	−	0.0%	−	0.0%
Other, net	229	0.4%	(752)	(1.2)%	(510)	(1.0)%

Income tax expense	$19,428	31.0%	$9,736	15.8%	$15,326	29.2%

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Effective January 1, 2007, Viad adopted FIN 48 which provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a more-likely-than-not threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of January 1, 2007, the cumulative effect of applying the provisions of FIN 48 resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million and an increase to deferred tax assets of $3.2 million.

Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2007 and January 1, 2007 (date of adoption), Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $12.8 million and $15.7 million, respectively. In addition, as of both December 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.1 million. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense.

Prior to the adoption of FIN 48, the Company recorded accrued liabilities associated with specific U.S. federal, state, local and foreign tax audit exposures expected to arise in connection with such audits. As of December 31, 2006, the Company had $8.1 million accrued for these exposures related to continuing operations, which included accrued interest.

During 2007, 2006 and 2005, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $3.1 million, $13.2 million and $4.7 million, respectively. In addition, Viad recorded tax-related interest expense of $1.4 million, $1.6 million and $1.5 million, during 2007, 2006 and 2005, respectively.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of December 31, 2007 and $942,000 as of January 1, 2007. In addition, as of December 31, 2007 and January 1, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $220,000 and $971,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). As of December 31, 2006, prior to the adoption of FIN 48, Viad had $1.5 million accrued for tax audit exposures related to discontinued operations, which included accrued interest.

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the year ended December 31, 2007:

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)

Balance at January 1, 2007	$15,738	$942	$16,680
Additions for tax positions taken in prior years	243	−	243
Reductions for cash payments	(230)	−	(230)
Reductions for lapse of applicable statutes	(3,588)	(306)	(3,894)
Foreign exchange effects	639	−	639

Balance at December 31, 2007	$12,802	$636	$13,438

As of December 31, 2007, the entire amount of unrecognized tax benefits for continuing operations of $12.8 million (excluding federal income tax effects of $2.4 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $4.7 million (excluding federal income tax effects of $1.3 million) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.

Viad’s 2004 through 2007 U.S. federal tax years and various state tax years from 2002 through 2007 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2007 related to Viad’s foreign taxing jurisdictions also remain subject to examination.

During 2007, the Company remeasured certain deferred tax liabilities related to its Canadian operations due to a reduction in the enacted tax rates applicable to those liabilities. As a result of the remeasurement, the Company recorded a tax benefit of $1.3 million.

In conjunction with the adoption of FIN 48, Viad has classified liabilities associated with uncertain tax positions as non-current liabilities in Viad’s consolidated balance sheet unless they are expected to be paid within the next year. As of December 31, 2007 and January 1, 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $18.2 million and $17.0 million, respectively, were classified as non-current liabilities.

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

	2007	2006
	(in thousands)

Deferred tax assets:
Provisions for losses	$20,873	$22,080
Pension, compensation and other employee benefits	20,274	20,500
Tax credit carryforwards	8,509	11,264
State income taxes	6,411	3,831
Deferred income	2,380	964
Capital loss carryforward	2,091	−
Other deferred income tax assets	1,682	926

Total deferred tax assets	62,220	59,565
Valuation allowance	(325)	(325)

Net deferred tax assets	61,895	59,240

Deferred tax liabilities:
Property and equipment	(6,377)	(6,155)
Unrealized gains on investments	(308)	(184)
Other deferred income tax liabilities	(5,025)	(2,619)

Total deferred tax liabilities	(11,710)	(8,958)

Foreign deferred tax liabilities included above	5,086	5,391

United States deferred tax assets	$55,271	$55,673

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2007 and 2006, Viad had gross deferred tax assets of $62.2 million and $59.6 million, respectively. As of both December 31, 2007 and 2006, Viad had a valuation allowance of $325,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Viad generally does not record deferred taxes on the undistributed earnings of its foreign subsidiaries as management presently intends to reinvest the earnings of those operations. As of December 31, 2007, there was approximately $72.9 million of accumulated undistributed earnings related to Viad’s Canadian subsidiaries, the majority of which has been previously reinvested in the assets of those foreign operations. The incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $3.4 million. To the extent that circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted to the parent, Viad would accrue income taxes attributable to such remittance.

The $8.5 million of tax credit carryforwards as of December 31, 2007 consist of $339,000 of foreign tax credits that expire in 2016 and $8.2 million of alternative minimum tax carryforwards that may be carried forward indefinitely. The $2.1 million capital loss carryforward will expire in 2011.

Income tax expense for the years ended December 31 consisted of the following:

	2007	2006	2005
	(in thousands)

Current:
United States:
Federal	$9,766	$4,385	$5,124
State	(201)	(8,866)	(9,627)
Foreign	14,011	9,624	8,020

	23,576	5,143	3,517
Deferred	(4,148)	4,593	11,809

Income tax expense	$19,428	$9,736	$15,326

The aggregate tax benefits realized in connection with the vesting of restricted stock, PBRS and PDRS and the exercise of stock options was $2.3 million, $7.9 million and $731,000 for 2007, 2006 and 2005, respectively. These amounts were recorded as credits to shareholders’ equity.

Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

United States and foreign income before income taxes and minority interest for the years ended December 31 was as follows:

	2007	2006	2005
	(in thousands)

United States	$26,359	$34,257	$32,642
Foreign	36,381	27,320	19,800

Income before income taxes and minority interest	$62,740	$61,577	$52,442

Note 17.	Pension and Postretirement Benefits

Domestic Plans. Viad has trusteed, frozen defined benefit pension plans that cover certain employees which are funded by the Company. Viad also maintains certain unfunded defined benefit pension plans which provide supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans for the years ended December 31 included the following:

	2007	2006	2005
	(in thousands)

Net Periodic Benefit Cost
Service cost	$205	$198	$197
Interest cost	1,147	1,125	1,132
Expected return on plan assets	(743)	(798)	(848)
Amortization of prior service cost	206	206	207
Recognized net actuarial loss	494	477	417

Net periodic benefit cost	1,309	$1,208	$1,105

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Income
Net actuarial loss	(1,356)
Reversal of amortization item:
Net actuarial loss	(494)
Prior service cost	(206)

Total recognized in other comprehensive income	(2,056)

Total recognized in net period benefit cost
and other comprehensive income	$(747)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans for the years ended December 31 included the following:

	2007	2006	2005
	(in thousands)

Net Periodic Benefit Cost (Credit)
Service cost	$69	$75	$73
Interest cost	978	1,202	1,279
Expected return on plan assets	(376)	(282)	(315)
Amortization of prior service credit	(1,448)	(1,162)	(1,132)
Recognized net actuarial loss	397	382	456

Net periodic benefit cost (credit)	(380)	$215	$361

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	(2,731)
Reversal of amortization item:
Net actuarial loss	(397)
Prior service credit	1,448

Total recognized in other comprehensive income	(1,680)

Total recognized in net period benefit credit
and other comprehensive income	$(2,060)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2007	2006	2007	2006	2007	2006
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$12,559	$12,970	$8,447	$8,291	$20,184	$24,324
Service cost	−	−	205	198	69	75
Interest cost	675	681	472	444	978	1,202
Actuarial adjustments	(1,181)	(248)	(375)	134	(2,751)	(1,440)
Plan amendments	−	−	−	−	−	(2,425)
Benefits paid	(745)	(844)	(547)	(620)	(1,616)	(1,552)

Benefit obligation at end of year	11,308	12,559	8,202	8,447	16,864	20,184

Change in plan assets:
Fair value of plan assets at beginning of year	9,621	9,725	−	−	5,510	8,170
Actual return on plan assets	542	740	−	−	356	(1,705)
Company contributions	599	−	547	620	588	597
Benefits paid	(745)	(844)	(547)	(620)	(1,616)	(1,552)

Fair value of plan assets at end of year	10,017	9,621	−	−	4,838	5,510

Funded status at end of year	$(1,291)	$(2,938)	$(8,202)	$(8,447)	$(12,026)	$(14,674)

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

The net amounts recognized in Viad’s consolidated balance sheets as of December 31 were as follows:

							Postretirement
	Funded Plans				Unfunded Plans		Benefit Plans
	2007		2006		2007	2006	2007	2006
	(in thousands)

Other current liabilities	$	−	$	−	$(554)	$(530)	$(582)	$(584)
Non-current liabilities		(1,291)		(2,938)	(7,648)	(7,917)	(11,444)	(14,090)

Net amount recognized		$(1,291)		$(2,938)	$(8,202)	$(8,447)	$(12,026)	$(14,674)

Amounts recognized in accumulated other comprehensive income as of December 31, 2007 consist of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)

Net actuarial loss	$5,031	$1,957	$3,937	$10,925
Prior service cost (credit)	134	27	(7,525)	(7,364)

Subtotal	5,165	1,984	(3,588)	3,561
Less tax effect	(2,014)	(774)	270	(2,518)

Total	$3,151	$1,210	$(3,318)	$1,043

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Amounts recognized in accumulated other comprehensive income as of December 31, 2006 consist of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)

Net actuarial loss	$6,396	$2,442	$7,065	$15,903
Prior service cost (credit)	178	189	(8,973)	(8,606)

Subtotal	6,574	2,631	(1,908)	7,297
Less tax effect	(2,564)	(1,026)	(672)	(4,262)

Total	$4,010	$1,605	$(2,580)	$3,035

The estimated net actuarial loss and prior service cost for the pension plans that are expected to be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 are approximately $366,000 and $72,000, respectively. The estimated net actuarial loss and prior service credit for the postretirement benefit plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are approximately $276,000 and $1.4 million, respectively.

The allocation by category of the plans’ assets as of December 31 is as follows:

			Postretirement
	Pension Plans		Benefit Plans
	2007	2006	2007	2006

Equity securities	37.7%	39.2%	19.4%	5.6%
Fixed income securities	59.2%	57.4%	78.3%	21.6%
Cash	0.6%	0.6%	0.0%	72.8%
Other	2.5%	2.8%	2.3%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

The large percentage of cash in the postretirement benefit plans as of December 31, 2006 was due to cash received in late December 2006 from the sale of a limited partnership investment that had not been reallocated by the end of 2006.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid as well as the Medicare Part D subsidy expected to be received:

			Postretirement	Medicare
	Funded	Unfunded	Benefit	Part D Subsidy
	Plans	Plans	Plans	Receipts
	(in thousands)

2008	$656	$572	$1,934	$260
2009	764	568	1,925	265
2010	677	552	1,888	266
2011	654	534	1,861	263
2012	735	622	1,787	259
2013-2017	3,961	3,489	8,039	1,201

Foreign Pension Plans. Certain of Viad’s foreign operations also maintain trusteed defined benefit pension plans covering certain employees which are funded by the companies and unfunded defined benefit pension plans providing supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The components of net periodic benefit cost (credit) for the years ended December 31 included the following:

	2007	2006	2005
	(in thousands)

Service cost	$422	$410	$320
Interest cost	671	587	437
Expected return on plan assets	(302)	(945)	(921)
Recognized net actuarial gain (loss)	(1,185)	79	1,259

Net periodic benefit cost (credit)	$(394)	$131	$1,095

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
	2007	2006	2007	2006
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$9,393	$8,598	$2,858	$2,356
Service cost	383	328	39	82
Interest cost	528	447	143	140
Actuarial adjustments	(951)	82	(306)	244
Benefits paid	(572)	(14)	(111)	(102)
Translation adjustment	1,583	(48)	375	138

Benefit obligation at end of year	10,364	9,393	2,998	2,858

Change in plan assets:
Fair value of plan assets at beginning of year	8,933	7,741	−	−
Actual return on plan assets	302	945	−	−
Company contributions	554	442	111	102
Benefits paid	(703)	(137)	(111)	(102)
Translation adjustment	1,560	(58)	−	−

Fair value of plan assets at end of year	10,646	8,933	−	−

Funded status at end of year	$282	$(460)	$(2,998)	$(2,858)

As of December 31, 2007, an asset of $282,000 for the funded plans and a liability of $3.0 million for the unfunded plans were included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”

The net actuarial loss for the foreign funded plans as of December 31, 2007 was $1.0 million or $695,000 after-tax. The net actuarial gain for the foreign unfunded plans as of December 31, 2007 was $60,000 or $41,000 after-tax.

As of December 31, 2007, the assets in the funded plan were comprised of 47.4 percent equity securities and 52.6 percent fixed income securities.

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded	Unfunded
	Plan	Plan
	(in thousands)

2008	$155	$223
2009	364	223
2010	357	223
2011	370	223
2012	373	223
2013-2017	2,927	1,115

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Adoption of SFAS No. 158. Effective December 31, 2006, Viad adopted the recognition and disclosure provisions of SFAS No. 158. The following table shows the incremental effect of applying SFAS No. 158 to Viad’s pension and postretirement benefit plans as of December 31, 2006:

	Prior to
	SFAS No. 158
	Adoption and			Ending
	the Minimum	Minimum	SFAS No. 158	Balances After
	Liability	Liability	Adoption	Adoption of
	Adjustment	Adjustment	Adjustments	SFAS No. 158
	(in thousands)

Pension liabilities	$(11,847)	$602	$(140)	$(11,385)
Other postretirement benefit liabilities	(16,582)	−	1,908	(14,674)
Intangible assets	573	(206)	(367)	−
Deferred tax assets	3,546	(153)	869	4,262
Accumulated other comprehensive income	5,548	(243)	(2,270)	3,035

Total	$(18,762)	$ −	$ −	$(18,762)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets.

	Domestic Plans
	Funded Plans		Unfunded Plans
	2007	2006	2007	2006
	(in thousands)

Projected benefit obligation	$11,308	$12,559	$8,202	$8,447
Accumulated benefit obligation	11,308	12,559	7,898	8,230
Fair value of plan assets	10,017	9,621	−	−

	Foreign Plans
	Funded Plans		Unfunded Plans
	2007	2006	2007	2006
	(in thousands)

Projected benefit obligation	$10,364	$9,393	$2,998	$2,858
Accumulated benefit obligation	10,364	9,393	2,998	2,858
Fair value of plan assets	10,646	8,933	−	−

Contributions. The Company anticipates contributing $936,000 to its funded pension plans, $572,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2008.

Measurement Date. Viad utilizes a measurement date of November 30 for its domestic pension and postretirement benefit plans. A measurement date of December 31 is utilized for Viad’s foreign pension and postretirement benefit plans.

Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
			Postretirement
	Pension Plans		Benefit Plans		Foreign Plans
	2007	2006	2007	2006	2007	2006

Discount rate	6.40%	5.50%	6.25%	5.50%	5.75%	5.00%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	7.00%	7.00%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic Plans
			Postretirement
	Pension Plans		Benefit Plans		Foreign Plans
	2007	2006	2007	2006	2007	2006

Discount rate	5.50%	5.50%	5.50%	5.50%	5.00%	5.00%
Expected long-term return on plan assets	7.75%	8.25%	7.50%	3.75%	7.00%	7.00%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	4.00%	4.00%

The assumed health care cost trend rate used in measuring the 2007 accumulated postretirement benefit obligation for post-age 65 plan participants was eight percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan participants, the assumed health care cost trend rate used in measuring the 2007 accumulated postretirement benefit obligation was seven percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation for post-age 65 plan participants was nine percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan participants, the assumed health care cost trend rate used in measuring the 2006 accumulated postretirement benefit obligation was eight percent in the year 2006, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $1.3 million and the total of service and interest cost components by approximately $99,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $1.2 million and the total of service and interest cost components by approximately $85,000.

Other Employee Benefits. Contributions to multi-employer pension plans totaled $20.0 million, $18.8 million and $17.4 million in 2007, 2006 and 2005, respectively. Costs of the 401(k) Plan and other benefit plans totaled $2.0 million, $2.6 million and $1.8 million in 2007, 2006 and 2005, respectively.

Note 18.	Restructuring Charges and Recoveries

During 2007, Exhibitgroup/Giltspur recorded restructuring charges totaling $2.0 million consisting of severance and other employee benefits associated with an organizational realignment of which $163,000 was a non-cash adjustment and thus not included in the liability. As of December 31, 2007, a liability remained of $144,000 which was included in the consolidated balance sheets under the caption “Other current liabilities.” This amount is expected to be paid in 2008. Additionally, in conjunction with the acquisition of Melville, GES recorded a restructuring liability of $1.7 million consisting primarily of costs associated with the planned consolidation of duplicate facilities at Melville of $1.0 million, certain severance and other employee benefit costs of $663,000 and other exit costs of $63,000. GES had completed the restructuring activities by December 31, 2007; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. As of December 31, 2007, there was a remaining liability of $1.3 million of which $811,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $517,000 under the caption “Other deferred items and liabilities.”

In 2004, Viad recorded restructuring charges of $853,000 primarily related to planned employee reductions as a result of the MoneyGram spin-off. As of December 31, 2005, all payments had been made and the remaining liability of $43,000 was reversed. Viad recorded an additional charge of $850,000 in 2004 as a result of the consolidation of certain leased office space at its corporate headquarters. Viad revised this estimated future obligation during 2006 and 2005 and recorded additional charges of $355,000 and $358,000, respectively. In 2007 a recovery of $61,000 was recorded related to the future obligation. Included in “Adjustment to liability” in 2007, 2006 and 2005 were $256,000, $206,000 and $144,000, respectively, of costs not expected to be incurred. As of December 31, 2007, $897,000 of the liability remained of which $246,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $651,000 under the caption “Other deferred items and liabilities.”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

In 2002, Viad approved a restructuring plan related to Exhibitgroup/Giltspur and as of December 31, 2007, a liability remained of $848,000 (comprised solely of future lease payment obligations) of which $283,000 and $565,000 were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Included in “Adjustment to liability” in 2007, 2006 and 2005 were $215,000, $24,000 and $370,000, respectively, of costs that are not expected to be incurred. In addition, 2005 includes an $87,000 non-cash adjustment to the liability. In 2001, Viad approved a plan of restructuring and as of December 31, 2007, a liability remained of $5.8 million (comprised solely of future lease payment obligations), of which $1.5 million and $4.3 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Included in the “Adjustment to liability” in 2007, 2006 and 2005 were $313,000, $546,000 and $775,000, respectively, of certain facilities costs that are not expected to be incurred (the 2005 amount is offset by a $118,000 non-cash adjustment to the liability). Payments due under the long-term lease obligations for these two restructurings will continue to be made over the remaining terms of the lease agreements.

	2007	2004	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(in thousands)

Balance at January 1, 2005	$ −	$1,116	$2,448	$11,526	$15,090
Restructuring charge	−	315	−	−	315
Cash payments	−	(222)	(504)	(1,883)	(2,609)
Adjustment to liability	−	(144)	(370)	(657)	(1,171)

Balance at December 31, 2005	−	1,065	1,574	8,986	11,625
Restructuring charge	−	355	−	−	355
Cash payments	−	−	(273)	(1,028)	(1,301)
Adjustment to liability	−	(206)	(24)	(546)	(776)

Balance at December 31, 2006	−	1,214	1,277	7,412	9,903
Melville acquisition liability	1,743	−	−	−	1,743
Restructuring charges	1,964	(61)	−	−	1,903
Cash payments	(2,095)	−	(214)	(1,295)	(3,604)
Adjustment to liability	(163)	(256)	(215)	(313)	(947)
Foreign currency translation adjustment	23	−	−	−	23

Balance at December 31, 2007	$1,472	$897	$848	$5,804	$9,021

Note 19.	Leases

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 52 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

As of December 31, 2007, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases
	(in thousands)

2008	$25,460	$3,147
2009	20,854	2,776
2010	16,766	2,587
2011	9,805	1,469
2012	6,835	151
Thereafter	16,797	51

Total	$96,517	$10,181

Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2007	2006	2005
	(in thousands)

Minimum rentals	$33,342	$32,123	$31,174
Sublease rentals	(5,515)	(4,511)	(4,832)

Total rentals, net	$27,827	$27,612	$26,342

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 11.

Note 20.	Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2007 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2007 and 2006, Viad had recorded environmental remediation liabilities of $8.3 million and $9.0 million related to previously sold operations.

As of December 31, 2007, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. Viad would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2007 would be $40.4 million, of which $40.3 million related to aggregate guarantees on leased facilities and equipment expiring through October 2017. As of December 31, 2007, the aggregate guarantees related to credit or loan arrangements with banks were $66,000 which expire concurrent with the credit or loan arrangement. There are no recourse

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to over 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2007, approximately 36 percent of Viad’s regular full-time employees are covered by collective bargaining agreements. If the Company were unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2008 will be renegotiated in the ordinary course of business without material adverse affect on Viad’s operations.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for three one-year periods and now expires on December 31, 2008. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in increments of one to three years. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 20 percent of Travel and Recreation Services’ 2007 segment operating income.

In 2006, Viad reversed $11.8 million of liabilities related to a previously sold manufacturing operation as a result of the expiration of product warranty liabilities and consequently recorded $7.4 million ($11.8 million pre-tax) in income from discontinued operations in the consolidated statements of operations. See Note 24.

Note 21.	Related Party Transactions

On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. During 2006 and 2005 Viad received aggregate payments from MoneyGram of $1.3 million and $11.1 million, respectively, related to spin-off related costs, such as legal and administrative costs, and other costs primarily related to insurance, employee benefit programs and income taxes. Cash payments directly related to the spin-off transaction represent the settlement of balance sheet liabilities assumed by Viad at the time of the spin-off. Accordingly, the costs associated with these liabilities were reflected in MoneyGram’s results of operations. In addition, in 2006 and 2005, Viad received aggregate payments of $315,000 and $1.4 million, respectively, related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

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

	2007	2006	2005
	(in thousands)

Revenues:
GES	$746,739	$623,082	$568,006
Exhibitgroup/Giltspur	172,740	153,689	184,315
Travel and Recreation Services	84,222	79,260	73,933

	$1,003,701	$856,031	$826,254

Segment operating income (loss):
GES	$50,814	$48,055	$43,572
Exhibitgroup/Giltspur	(4,832)	(3,505)	511
Travel and Recreation Services	22,728	22,699	20,130

	68,710	67,249	64,213
Corporate activities	(9,239)	(12,349)	(13,052)

	59,471	54,900	51,161
Interest income	6,130	7,949	3,935
Interest expense	(1,658)	(1,559)	(2,554)
Gains on sale of corporate assets	—	3,468	—
Restructuring recoveries (charges):
GES	—	370	73
Exhibitgroup/Giltspur	(1,436)	200	985
Corporate	61	(355)	(315)
Impairment recoveries (losses):
GES	—	1,764	(843)
Exhibitgroup/Giltspur	172	(4,560)	—
Corporate	—	(600)	—

Income before income taxes and minority interest	$62,740	$61,577	$52,442

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	2007	2006	2005
	(in thousands)

Assets:
GES	$372,303	$264,997	$260,046
Exhibitgroup/Giltspur	77,279	74,809	89,323
Travel and Recreation Services	139,465	122,051	132,725
Corporate and other	192,316	210,707	203,596

	$781,363	$672,564	$685,690

Depreciation and amortization:
GES	$15,092	$12,386	$12,264
Exhibitgroup/Giltspur	2,508	2,821	4,348
Travel and Recreation Services	5,065	4,465	4,959
Corporate and other	228	132	542

	$22,893	$19,804	$22,113

Capital expenditures:
GES	$24,697	$17,189	$11,981
Exhibitgroup/Giltspur	1,558	1,206	2,806
Travel and Recreation Services	6,726	1,484	5,208
Corporate and other	278	257	43

	$33,259	$20,136	$20,038

Products and Services.  Viad’s revenues for each group of products and services is presented in the following table:

	2007	2006	2005
	(in thousands)

Revenues:
Convention show services	$719,930	$612,598	$560,858
Exhibit design and construction	199,549	164,173	191,463
Travel and recreation services	84,222	79,260	73,933

Total revenues	$1,003,701	$856,031	$826,254

Geographic Areas.  Viad’s foreign operations are located principally in Canada, the United Kingdom and Germany. GES and Exhibitgroup/Giltspur revenues are designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	2007	2006	2005
	(in thousands)

Revenues:
United States	$743,154	$715,293	$695,981
Canada	121,146	108,843	97,787
United Kingdom	125,602	20,370	20,730
Other international	13,799	11,525	11,756

Total revenues	$1,003,701	$856,031	$826,254

Long-lived assets:
United States	$115,659	$99,436	$105,543
Canada	74,463	59,245	63,320
United Kingdom	7,583	801	748
Other international	1,500	1,624	1,931

Total long-lived assets	$199,205	$161,106	$171,542

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 23.	Common Stock Repurchases

During 2006, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to an aggregate of two million shares of the Company’s common stock from time to time at prevailing prices in the open market. In 2007, Viad announced its intent to purchase an additional one million shares of common stock from time to time at prevailing prices in the open market. Shares purchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively, for $28.2 million and $49.4 million, respectively. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003. The programs authorized by the Board of Directors do not have an expiration date.

Note 24.	Discontinued Operations

Viad recorded income from discontinued operations of $2.0 million in 2007 primarily related to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. In 2006 and 2005, Viad recorded $4.8 million and $1.2 million, respectively, primarily related to the favorable resolution of tax and other matters related to previously sold operations. Additionally in 2006, Viad recorded income from discontinued operations of $7.4 million ($11.8 million pre-tax) related to the reversal of certain current liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation.

Note 25.	Subsequent Event

On January 4, 2008, Viad completed the acquisition of The Becker Group, Ltd. (“Becker Group”) for $24.3 million in cash. Becker Group specializes in creating immersive, entertaining attractions and brand-based experiences for clients and venues including, retail centers, movie studios, museums, leading consumer brands and casinos. Becker Group is also the leading provider of large-scale, holiday-themed events and experiences for retail shopping malls and lifestyle centers in North America.

Note 26.	Condensed Consolidated Quarterly Results (Unaudited)

The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with our annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2007
Revenues:	$283,689	$275,727	$228,804	$215,481

Operating income (loss):
Ongoing operations(1)	$25,118	$31,108	$13,189	$(705)
Corporate activities	(2,309)	(2,714)	(2,342)	(1,874)
Restructuring recoveries (charges)(2)	(1,210)	−	(693)	528
Impairment recoveries(3)	−	100	72	−

Operating income (loss)	$21,599	$28,494	$10,226	$(2,051)

Income from continuing operations	$14,050	$18,287	$8,575	$1,636
Net income	$13,956	$18,483	$8,538	$3,620
Diluted income per common share(4):
Income from continuing operations	$0.66	$0.87	$0.41	$0.08
Net income	$0.66	$0.88	$0.41	$0.18
Basic income per common share(4):
Income from continuing operations	$0.68	$0.89	$0.42	$0.08
Net income	$0.68	$0.90	$0.42	$0.18

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2006
Revenues:	$233,770	$237,409	$230,548	$154,304

Operating income (loss):
Ongoing operations(1)	$17,710	$25,799	$27,629	$(3,889)
Corporate activities	(1,852)	(3,347)	(3,457)	(3,693)
Gains on sale of corporate assets	3,468	−	−	−
Restructuring recoveries (charges)(2)	18	552	(355)	−
Impairment recoveries (losses)(3)	843	−	(193)	(4,046)

Operating income (loss)	$20,187	$23,004	$23,624	$(11,628)

Income (loss) from continuing operations	$13,757	$18,583	$22,023	$(3,038)
Net income (loss)	$13,608	$28,262	$23,519	$(1,835)
Diluted income (loss) per common share(4):
Income (loss) from continuing operations	$0.62	$0.86	$1.03	$(0.14)
Net income (loss)	$0.61	$1.30	$1.10	$(0.09)
Basic income (loss) per common share(4):
Income (loss) from continuing operations	$0.63	$0.87	$1.04	$(0.15)
Net income (loss)	$0.62	$1.32	$1.11	$(0.09)

(1)	Represents revenues less costs of services and products sold. Business interruption insurance proceeds of $146,000 and $1.7 million were included in the third quarter of 2007 and the fourth quarter of 2006, respectively.

(2)	In 2007, Viad recorded restructuring charges of $1.9 million and $528,000 of reversals related to restructuring reserves. In 2006, $570,000 was reversed related to Viad restructuring reserves versus charges of $355,000.

(3)	In the second and third quarters of 2007, Viad recorded impairment recoveries of $100,000 and $72,000, respectively, related to insurance claims associated with Hurricane Katrina. During 2006, Viad recorded recoveries of $1.8 million related to property claims associated with Hurricane Katrina, of which $843,000, $407,000 and $514,000 was recorded in the first, third and fourth quarters, respectively. In the fourth quarter of 2006, Viad recorded a non-cash impairment loss of $4.6 million relating to the write-off of the remaining book value of the trademark asset at Exhibitgroup/Giltspur. In the third quarter of 2006, Viad recorded an impairment loss of $600,000 related to the reduction in value of a non-core asset which was sold in the fourth quarter of 2006. In the third quarter of 2007 and fourth quarter of 2006, Viad also received settlements of its business interruption insurance claims of $146,000 and $1.7 million, respectively.

(4)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the financial statements, in 2007 the Company changed its method of accounting for income taxes to comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.“As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for share-based payment to comply with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and as discussed in Note 17 to the financial statements, in 2006 the Company changed its method of accounting for pension and postretirement obligations to comply with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE llp
Deloitte & Touche llp
Phoenix, Arizona
February 29, 2008

VIAD CORP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at		Charged to			Credited
	Beginning	Charged to	Other			to Other	Balance at
Description	of Year	Expense	Accounts	Write Offs		Accounts	End of Year
	(in thousands)

Allowance for doubtful accounts for the years ended:
December 31, 2005	$2,226	$1,112	$ −		$(1,938)	$ −	$1,400
December 31, 2006	1,400	1,475	−		(1,501)	−	1,374
December 31, 2007	1,374	970	−		(775)	−	1,569

Deferred tax valuation allowance for the years ended:
December 31, 2005	$ −	$ −	$ −	$	−	$ −	$ −
December 31, 2006	−	325	−		−	−	325
December 31, 2007	325	−	−		−	−	325

EXHIBIT INDEX

Exhibit #

3	.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
3	.B	Copy of Bylaws of Viad Corp, as amended through February 22, 2007, filed as Exhibit 3 to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.
4	.A1	Copy of $150,000,000 Amended and Restated Credit Agreement (senior secured credit facility) dated as of June 15, 2006, filed as Exhibit 4 to Viad Corp’s Form 8-K filed June 19, 2006, is hereby incorporated by reference.
4	.A2	Copy of Amendment No. 1 to $150,000,000 Amended and Restated Credit Agreement dated as of June 15, 2006, effective as of August 27, 2007, filed as Exhibit 99.1 to Viad Corp’s Form 8-K filed September 5, 2007, is hereby incorporated by reference.
4	.B	Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement filed with the $150,000,000 Credit Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
4	.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002.
4	.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference.
10	.A	Copy of Viad Corp 1992 Stock Incentive Plan as amended August 15, 1996, filed as Exhibit 4.3 to Viad Corp’s Registration Statement on Form S-8 (Registration No. 333-63397), is hereby incorporated by reference.+
10	.B1	Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Annex B to Viad Corp’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed April 4, 2007, is hereby incorporated by reference.+
10	.B2	Copy of form of Performance-Based Restricted Stock Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.B3	Copy of form of Restricted Stock Agreement — Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.B4	Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.B5	Copy of Performance Unit Agreement, effective as of January 1, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.B6	Copy of form of Performance Unit Agreement, effective as of February 25, 2008, pursuant to 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.B7	Copy of Viad Corp Management Incentive Plan, amended as of February 26, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.B8	Copy of form of Non-Qualified Incentive Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.C1	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.C2	Copy of form of Performance-Based Restricted Stock Agreement, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.C3	Copy of form of Amendment to Performance-Based Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.C4	Copy of form of Performance-Based Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.C5	Copy of form of Restricted Stock Agreement for Executives (three-year cliff vesting), as amended February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+

Exhibit #

10	.C6	Copy of form of Amendment to Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.C7	Copy of form of Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.C8	Copy of form of Restricted Stock Agreement for Outside Directors (three-year cliff vesting), as adopted February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10	.C9	Copy of form of Amendment to Restricted Stock Agreement for Outside Directors, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.C10	Copy of form of Restricted Stock Agreement for Outside Directors, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.C11	Copy of Performance Unit Incentive Plan, amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.C12	Copy of Performance Unit Agreement, adopted March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.C13	Copy of form of Amendment to Performance Unit Agreement for Code Section 409A, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.C14	Copy of Viad Corp Management Incentive Plan, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.C15	Copy of Amendment to Viad Corp Management Incentive Plan, as amended May 15, 2007, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.C16	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.C17	Copy of form of Non-Qualified Incentive Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.D	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.E1	Copy of form of Amended and Restated Executive Severance Agreement effective as of March 30, 2004, between Viad Corp and Robert H. Bohannon, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.+
10	.E2	Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.E3	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference.+
10	.F1	Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.F2	Copy of Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon effective as of April 1, 2006, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.F3	Copy of First Amendment to Amended and Restated Employment Agreement between Viad Corp and Robert H. Bohannon dated February 7, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference.+
10	.F4	Copy of Second Amendment to Amended and Restated Employment Agreement for Code Section 409A between Viad Corp and Robert H. Bohannon, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.G1	Copy of Viad Corp Supplemental TRIM Plan as Amended and Restated August 20, 2003 and filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference.+
10	.G2	Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+

Exhibit #

10	.H	Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A filed as Exhibit 10.A to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.I1	Summary of Compensation Program of Non-Employee Directors of Viad Corp as of February 23, 2006, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.I2	Summary of Compensation Program of Non-Employee Directors of Viad Corp, as amended November 29, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.I3	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference.+
10	.J	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, filed as Appendix C to Viad Corp’s Proxy Statement filed September 21, 1987, is hereby incorporated by reference.+
14		Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference.
21		List of Subsidiaries of Viad Corp.*
23		Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*
24		Power of Attorney signed by Directors of Viad Corp.*
31.1		Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2		Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1		Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
32.2		Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.