Form 10-Q
period 2008-03-31
VIAD CORP
filed 2008-05-09
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2008, 20,705,554 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$108,502	$165,069
Accounts receivable, net of allowance for doubtful accounts of $2,017 and $1,569, respectively	91,535	53,099
Inventories	51,467	52,664
Deferred income taxes	20,216	20,567
Other current assets	17,958	15,222

Total current assets	289,678	306,621
Property and equipment, net	171,826	168,893
Other investments and assets	29,141	30,312
Deferred income taxes	28,971	34,704
Goodwill	237,836	228,170
Other intangible assets, net	26,778	12,663

Total Assets	$784,230	$781,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$70,127	$68,442
Other current liabilities	107,678	117,152
Current portion of long-term debt and capital lease obligations	2,515	2,462

Total current liabilities	180,320	188,056
Long-term debt and capital lease obligations	11,442	11,714
Pension and postretirement benefits	23,282	23,099
Other deferred items and liabilities	79,038	82,665
Commitments and contingencies (Note 13)
Minority interest	5,832	5,984
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	625,510	635,099
Retained earnings	67,376	51,445
Unearned employee benefits and other	(8,602)	(8,754)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	351	481
Cumulative foreign currency translation adjustments	45,802	47,905
Unrecognized net actuarial loss and prior service credit	(1,832)	(1,697)
Common stock in treasury, at cost, 4,234,504 and 4,363,956 shares, respectively	(281,691)	(292,036)

Total common stock and other equity	484,316	469,845

Total Liabilities and Stockholders’ Equity	$784,230	$781,363

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Revenues:
Convention show services	$268,881	$238,851
Exhibit design and construction	60,712	40,376
Travel and recreation services	5,852	4,462

Total revenues	335,445	283,689

Costs and expenses:
Costs of services	241,787	212,875
Costs of products sold	65,078	45,696
Corporate activities	2,434	2,309
Restructuring charge	—	1,210
Interest income	(1,100)	(1,789)
Interest expense	463	466

Total costs and expenses	308,662	260,767

Income before income taxes and minority interest	26,783	22,922
Income tax expense	10,190	8,929
Minority interest	(152)	(57)

Income from continuing operations	16,745	14,050
Loss from discontinued operations	—	(94)

Net income	$16,745	$13,956

Diluted income per common share
Income from continuing operations	$0.81	$0.66
Loss from discontinued operations	—	—

Net income	$0.81	$0.66

Weighted-average outstanding and potentially dilutive common shares	20,612	21,128

Basic income per common share
Income from continuing operations	$0.83	$0.68
Loss from discontinued operations	—	—

Net income	$0.83	$0.68

Weighted-average outstanding common shares	20,196	20,651

Dividends declared per common share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)

Net income	$16,745	$13,956

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	(130)	12
Unrealized gains on derivative financial instruments:
Holding gains arising during the period, net of tax	—	16
Unrealized foreign currency translation adjustments	(2,103)	1,418
Pension and postretirement benefit plans:
Amortization of prior service credit, net of tax	(206)	(188)
Amortization of net actuarial loss, net of tax	71	148

Other comprehensive income (loss)	(2,368)	1,406

Comprehensive income	$14,377	$15,362

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$16,745	$13,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,628	5,196
Deferred income taxes	2,540	(3,619)
Loss from discontinued operations	—	94
Restructuring charge	—	1,210
Losses (gains) on dispositions of property and other assets	3	(68)
Share-based compensation expense	2,692	2,326
Tax benefits from share-based compensation arrangements	283	1,093
Excess tax benefits from share-based compensation arrangements	(277)	(1,000)
Other non-cash items, net	1,196	1,103
Change in operating assets and liabilities:
Receivables	(37,497)	(30,881)
Inventories	2,225	789
Accounts payable	2,772	31,391
Restructuring liabilities	(478)	(1,237)
Accrued compensation	(16,571)	(8,358)
Other assets and liabilities, net	(1,398)	(11,310)

Net cash provided by (used in) operating activities	(21,137)	685

Cash flows from investing activities:
Capital expenditures	(12,043)	(11,263)
Proceeds from sale of short-term investments	1,985	—
Acquisition of businesses, net of cash acquired	(23,334)	(29,137)
Proceeds from dispositions of property and other assets	25	479

Net cash used in investing activities	(33,367)	(39,921)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(722)	(584)
Dividends paid on common stock	(828)	(840)
Excess tax benefits from share-based compensation arrangements	277	1,000
Proceeds from exercise of stock options	573	630
Common stock purchased for treasury	(1,632)	(10,480)

Net cash used in financing activities	(2,332)	(10,274)

Effect of exchange rate changes on cash and cash equivalents	269	62

Net decrease in cash and cash equivalents	(56,567)	(49,448)
Cash and cash equivalents, beginning of year	165,069	178,073

Cash and cash equivalents, end of period	$108,502	$128,625

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$7,523	$5,406

Interest	$457	$258

Equipment acquired under capital leases	$313	$365

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2007, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on February 29, 2008.
     The consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. The acquisition of The Becker Group, Ltd. (“Becker Group”), described in Note 3, has been included with Exhibitgroup/Giltspur to form the Experiential Marketing Services segment. Viad’s existing reportable segments consist of GES Exposition Services, Inc. (“GES”) and Travel and Recreation Services. The Travel and Recreation Services segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.
Note 2. Share-Based Compensation
     Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”), which was approved at the 2007 Annual Meeting of Shareholders. The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) had a ten-year life and terminated in May 2007. No further awards were granted under the 1997 Plan after its termination. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either vested, been exercised, been forfeited or expired. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.
     Viad issues shares related to its share-based compensation awards from shares held in treasury. Viad has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. There were no repurchases of common stock under this program during the three months ended March 31, 2008 or 2007. During the three months ended March 31, 2008 and 2007, the Company repurchased 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested restricted stock and performance-based restricted stock (“PBRS”).
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended March 31, 2008 and 2007 was $2.7 million and $2.3 million, respectively. Furthermore, the total tax benefits related to such costs were $1.0 million and $884,000 for the three months ended March 31, 2008 and 2007, respectively. No share-based compensation costs were capitalized during the three months ended March 31, 2008 or 2007.

     The following table summarizes stock option activity during the three months ended March 31, 2008:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2008	727,438	$24.93	548,117
Granted	26,600	33.81
Exercised	(15,664)	24.36
Forfeited	(2,900)	26.07

Options outstanding at March 31, 2008	735,474	25.25	590,340

     The following table summarizes information concerning stock options outstanding and exercisable as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $23.28	125,344	4.5 years	$19.61	125,344	$19.61
$23.32 to $24.05	167,593	2.2 years	23.76	167,593	23.76
$24.22 to $26.07	160,271	3.4 years	25.14	143,344	25.25
$26.31 to $26.47	151,790	3.9 years	26.32	88,310	26.32
$26.49 to $38.44	130,476	4.0 years	31.48	65,749	29.13

$18.40 to $38.44	735,474	3.5 years	25.25	590,340	24.22

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of March 31, 2008, there were 73,295 of such options outstanding of which 64,286 were exercisable, both with exercise prices ranging from $17.74 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 3.2 years. During the three months ended March 31, 2008, 3,347 options were exercised by MoneyGram employees at exercise prices ranging from $19.57 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of March 31, 2008 was $7.9 million and is based on the weighted-average exercise price and Viad’s closing stock price of $36.01 as of March 31, 2008. The total intrinsic value of stock option awards exercised during the three months ended March 31, 2008 and 2007 was $521,000 and $713,000, respectively. The fair value of stock options that vested during the three months ended March 31, 2008 and 2007 was $572,000 and $548,000, respectively. During the three months ended March 31, 2008 and 2007, Viad received cash proceeds from the exercise of stock options of $573,000 and $630,000, respectively. The tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $283,000 and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.
     Restricted stock awards were granted during the three months ended March 31, 2008 and 2007, the grant date fair values of which were based on the fair market value on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Viad expects to recognize the unamortized cost of all outstanding restricted stock awards in the consolidated financial statements over a weighted-average period of approximately 2.6 years. Viad also granted awards of PBRS during the three months ended March 31, 2008 and 2007. The weighted-average grant date fair values are based on the fair market value on the date of grant. PBRS vests based on the extent to which certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year and the remaining earned shares will vest in one-third increments each year over the next two years on January 1. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Viad expects to recognize the unamortized costs of all outstanding PBRS awards in the consolidated financial statements over a weighted-average period of approximately 2.4 years.

     The following table summarizes restricted stock and PBRS activity during the three months ended March 31, 2008:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2008	345,800	$32.40	91,912	$32.85
Granted	99,985	33.81	55,000	33.81
Vested	(86,600)	26.30	(52,084)	30.79

Balance at March 31, 2008	359,185	34.26	94,828	34.55

     During the three months ended March 31, 2008 and 2007, Viad granted awards of 101,940 and 67,260 units, respectively, to key employees under the performance unit plan (“PUP”). PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of March 31, 2008 and December 31, 2007, Viad had liabilities recorded of $4.1 million and $9.6 million related to the PUP awards, respectively. Share-based compensation expense attributable to PUP awards (recognized ratably over the requisite service period of approximately three years) for the three months ended March 31, 2008 and 2007 was $1.2 million and $832,000, respectively. The PUP award for the 2005-2007 period vested December 31, 2007 and a payout of $6.7 million was distributed in March 2008. No PUP awards vested during the three months ended March 31, 2008 or 2007 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods.
Note 3. Acquisition of Businesses
     On January 4, 2008, Viad completed the acquisition of The Becker Group, Ltd., an experiential marketing company headquartered in Baltimore, Maryland specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America. The operating results of Becker Group have been included in Viad’s consolidated financial statements from the date of acquisition.
     In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. The purchase price allocation involves estimates, which may be adjusted during the allowable allocation period of one year from the date of acquisition. The purchase price allocation remains subject to future adjustments as certain intangible asset valuation analyses have not been finalized. The following condensed balance sheet information represents the amounts currently assigned to each major asset and liability caption of Becker Group as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$1,263
Accounts receivable	1,387
Inventories	1,028
Other current assets	1,401
Property and equipment	1,673
Goodwill	11,848
Other intangible assets	14,969

Total assets acquired	33,569

Accounts payable	(1,675)
Customer deposits	(592)
Other current liabilities	(1,559)
Deferred taxes	(4,942)
Other non-current liabilities	(204)

Total liabilities assumed	(8,972)

Purchase price	$24,597

     The Company recorded $11.8 million of goodwill in connection with the transaction, which is included in the Experiential Marketing Services reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill include Becker Group’s strong presence and reputation in its established markets, future growth opportunities and its experienced management team. The goodwill related to the Becker Group acquisition is not expected to be deductible for tax purposes. The amounts assigned to other intangible assets include $3.6 million of non-amortizable trademarks and trade names and $11.4 million of intangible assets subject to amortization. The amortizable intangible assets consist of $6.6 million of customer contracts and relationships, $3.3 million of design libraries, $1.2 million of non-compete agreements and $369,000 of proprietary technology. The weighted-average amortization periods for Becker Group’s customer contracts and relationships, design libraries, non-compete agreements and proprietary technology assets as of March 31, 2008 were approximately: 5.7 years, 6.5 years, 2.2 years and 2.7 years, respectively. The weighted-average amortization period of the aggregate amortized intangible assets as of March 31, 2008 was approximately 5.5 years. See Note 6.
     On February 1, 2007, Viad completed, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”). In connection with the acquisition, the Company paid $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. The Company recorded $31.8 million of goodwill in connection with the transaction, which is included in the GES reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill include Melville’s longstanding presence and reputation in its established markets, its experienced management team and assembled workforce, and economic benefits expected to be derived through GES’ worldwide network. The entire amount of goodwill related to the Melville acquisition is expected to be deductible for tax purposes over a period of approximately 15 years. The amounts assigned to other intangible assets include $7.7 million of non-amortizable trademarks and trade names and $3.4 million of intangible assets subject to amortization.
     The following table summarizes the unaudited pro forma results of operations of Viad for the three months ended March 31, 2007, assuming that the acquisitions of Becker Group and Melville had both been completed at the beginning of that period:

(in thousands, except
per share data)
Revenue	$294,406
Income from continuing operations	$13,389
Net income	$13,295
Diluted net income per share	$0.63
Basic net income per share	$0.64
Note 4. Inventories
     The components of inventories were as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Raw materials	$29,509	$28,613
Work in process	21,958	24,051

Inventories	$51,467	$52,664

Note 5. Property and Equipment
     Property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Land	$26,817	$27,495
Buildings and leasehold improvements	95,302	95,741
Equipment and other	269,185	261,917

	391,304	385,153
Accumulated depreciation	(219,478)	(216,260)

Property and equipment, net	$171,826	$168,893

     Depreciation expense for the three months ended March 31, 2008 and 2007 was $5.8 million and $5.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows:

		Experiential	Travel and
	GES	Marketing	Recreation	Total
	(in thousands)
Balance at January 1, 2008	$185,676	$—	$42,494	$228,170
Business acquisition	—	11,848	—	11,848
Foreign currency translation adjustments	(587)	—	(1,595)	(2,182)

Balance at March 31, 2008	$185,089	$11,848	$40,899	$237,836

     A summary of other intangible assets as of March 31, 2008 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$10,099	$(874)	$9,225
Design libraries	3,304	(92)	3,212
Non-compete agreements	3,193	(1,473)	1,720
Proprietary technology	951	(163)	788
Other	94	(23)	71

	17,641	(2,625)	15,016

Unamortized intangible assets:
Trademarks and trade names	11,716	—	11,716
Other	46	—	46

	11,762	—	11,762

Total	$29,403	$(2,625)	$26,778

     A summary of other intangible assets as of December 31, 2007 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$3,555	$(548)	$3,007
Non-compete agreements	2,050	(1,202)	848
Proprietary technology	582	(90)	492
Other	97	(18)	79

	6,284	(1,858)	4,426

Unamortized intangible assets:
Trademarks and trade names	8,207	—	8,207
Other	30	—	30

	8,237	—	8,237

Total	$14,521	$(1,858)	$12,663

     Intangible asset amortization expense for the three months ended March 31, 2008 and 2007 was $813,000 and $187,000, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2008	$2,435
2009	$3,078
2010	$2,260
2011	$1,912
2012 and thereafter	$5,331
Note 7. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Continuing operations:
Customer deposits	$44,922	$47,132
Accrued compensation	19,963	34,248
Self-insured liability accrual	7,924	7,984
Accrued sales and use taxes	4,098	3,406
Accrued restructuring	2,908	3,015
Accrued dividends	860	869
Accrued income taxes	500	787
Other	22,277	15,400

	103,452	112,841

Discontinued operations:
Environmental remediation liabilities	2,510	2,510
Self-insured liability accrual	532	591
Other	1,184	1,210

	4,226	4,311

Total other current liabilities	$107,678	$117,152

     Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Continuing operations:
Accrued income taxes	$17,570	$17,354
Self-insured liability accrual	14,371	13,931
Accrued compensation	6,000	8,286
Accrued restructuring	5,571	6,006
Foreign deferred tax liability	3,294	5,086
Deferred gain on sale of property	2,336	2,578
Other	10,622	9,973

	59,764	63,214

Discontinued operations:
Self-insured liability accrual	10,253	10,351
Environmental remediation liabilities	5,745	5,806
Accrued income taxes	871	856
Other	2,405	2,438

	19,274	19,451

Total other deferred items and liabilities	$79,038	$82,665

Note 8. Debt
     As of March 31, 2008, Viad’s total debt of $14.0 million consisted of $5.1 million of capital lease obligations and an $8.9 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. As of March 31, 2008, Viad was in compliance with all covenants.

Note 9. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Income from continuing operations	$16,745	$14,050

Weighted-average outstanding common shares	20,196	20,651
Additional dilutive shares related to share-based compensation	416	477

Weighted-average outstanding and potentially dilutive common shares	20,612	21,128

Diluted income per share from continuing operations	$0.81	$0.66

Basic income per share from continuing operations	$0.83	$0.68

     Options to purchase 21,400 shares of common stock were outstanding during the three months ended March 31, 2008 but were not included in the computation of diluted income per share because the effect would be anti-dilutive. No options were anti-dilutive during the three months ended March 31, 2007, and therefore, no options were excluded from the computation of diluted income per share for that period.
Note 10. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the three months ended March 31 is as follows:

	2008		2007
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$9,374	35.0%	$8,023	35.0%
State income taxes, net of federal benefit	1,367	5.1%	1,370	6.0%
Other, net	(551)	(2.1%)	(464)	(2.0%)

Income tax expense	$10,190	38.0%	$8,929	39.0%

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany. Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of March 31, 2008 and December 31, 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $12.7 million and $12.8 million, respectively. In addition, as of March 31, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.4 million and $5.1 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended March 31, 2008 and 2007, Viad recorded tax-related interest expense of $292,000 and $291,000, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2008 and December 31, 2007. In addition, as of March 31, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $235,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

     The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the three months ended March 31, 2008:

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)

Balance at January 1, 2008	$12,802	$636	$13,438
Foreign currency translation adjustment	(139)	—	(139)

Balance at March 31, 2008	$12,663	$636	$13,299

     As of March 31, 2008, the entire amount of unrecognized tax benefits for continuing operations of $12.7 million (excluding federal income tax effects of $2.4 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $4.7 million (excluding federal income tax effects of $1.3 million) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Viad’s 2004 through 2007 U.S. federal tax years and various state tax years from 2002 through 2007 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2007 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in Viad’s consolidated balance sheet unless they are expected to be paid within the next year. As of March 31, 2008 and December 31, 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $18.4 million and $18.2 million, respectively, were classified as non-current liabilities.
Note 11. Pension and Postretirement Benefits
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended March 31 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$50	$47	$16	$19	$96	$97
Interest cost	305	274	250	260	193	155
Expected return on plan assets	(194)	(186)	(82)	(93)	(188)	(69)
Amortization of prior service cost (credit)	18	52	(355)	(362)	—	—
Recognized net actuarial loss (gain)	91	109	69	136	—	(272)

Net periodic benefit cost (credit)	$270	$296	$(102)	$(40)	$101	$(89)

     Viad expects to contribute $710,000 to its funded pension plans, $801,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2008. As of March 31, 2008, Viad had contributed $72,000 to its funded pension plans, $137,000 to its unfunded pension plans and $82,000 to its postretirement benefit plans.
Note 12. Restructuring Charges and Recoveries
     During 2007, Exhibitgroup/Giltspur recorded restructuring charges totaling $2.0 million (including $1.2 million during the three months ended March 31, 2007) consisting of severance and other employee benefits associated with an organizational realignment. As of March 31, 2008, a liability remained of $92,000 which was included in the consolidated balance sheets under the caption “Other current liabilities.” This liability is expected to be paid by the end of 2008. Additionally, in conjunction with the acquisition of Melville, GES recorded a restructuring liability of $1.7 million consisting primarily of costs associated with the planned consolidation of duplicate facilities at Melville, certain severance and other employee benefit costs and other exit costs. GES had completed the restructuring activities by December 31, 2007; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. As of March 31, 2008, there was a remaining liability of $1.3 million of which $800,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $516,000 under the caption “Other deferred items and liabilities.”
     Viad had previously recorded restructuring charges resulting from the consolidation of certain leased office space at its corporate headquarters. As of March 31, 2008, a liability of $836,000 remained of which $247,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $589,000 under the caption “Other deferred items and liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup/Giltspur and as of March 31, 2008, a liability remained of $795,000 (comprised solely of future lease payment obligations) of which $299,000 and $496,000 were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. In 2001, Viad approved a plan of restructuring and as of March 31, 2008, a liability remained of $5.4 million (comprised solely of future lease payment obligations), of which $1.5 million and $3.9 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in Viad’s restructuring liability balances as of March 31, 2008 is as follows:

	2007	2004	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(in thousands)
Balance at January 1, 2008	$1,472	$897	$848	$5,804	$9,021
Cash payments	(61)	—	(53)	(364)	(478)
Adjustment to liability	—	(61)	—	—	(61)
Foreign currency translation adjustment	(3)	—	—	—	(3)

Balance at March 31, 2008	$1,408	$836	$795	$5,440	$8,479

Note 13. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2008, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of both March 31, 2008 and December 31, 2007, Viad had recorded environmental remediation liabilities of $8.3 million related to previously sold operations.
     As of March 31, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2008 would be $40.4 million, of which $40.3 million related to guarantees on leased facilities and certain equipment expiring through October 2017. As of March 31, 2008, the aggregate guarantees related to credit or lease arrangements with a bank were $57,000 which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for three one-year periods and now expires on December 31, 2008. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in increments of one to three years. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 20 percent of Travel and Recreation Services’ full year 2007 segment operating income.
Note 14. Segment Information
     Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment losses and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization are the only significant non-cash items for the reportable segments. As discussed in Note 1, Becker Group has been included with Exhibitgroup/Giltspur to form the Experiential Marketing Services segment. Viad’s existing reportable segments consist of GES and Travel and Recreation Services. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenues:
GES	$285,675	$244,885
Experiential Marketing Services	43,918	34,342
Travel and Recreation Services	5,852	4,462

	$335,445	$283,689

Segment operating income (loss):
GES	$35,848	$32,206
Experiential Marketing Services	(4,121)	(4,675)
Travel and Recreation Services	(3,147)	(2,413)

	28,580	25,118
Corporate activities	(2,434)	(2,309)

	26,146	22,809
Interest income	1,100	1,789
Interest expense	(463)	(466)
Restructuring charge	—	(1,210)

Income before income taxes and minority interest	$26,783	$22,922

	March 31,	December 31,
	2008	2007
	(in thousands)
Assets:
GES	$395,309	$372,303
Experiential Marketing Services	108,999	77,279
Travel and Recreation Services	128,829	139,465
Corporate and other	151,093	192,316

	$784,230	$781,363

Note 15. Impact of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. Furthermore, the Company believes that the full adoption of SFAS No. 157 will not have a material impact on Viad’s financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument-by-instrument basis (in its entirety) and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on Viad’s financial position or results of operations as the Company did not elect the fair value option, nor is it expected to have a material impact on future periods as the election of this option is expected to be limited.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its financial position or results of operations.
Note 16. Common Stock Repurchases
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares purchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively, with 741,800 shares available for repurchase as of March 31, 2008. During the three months ended March 31, 2007, Viad repurchased 276,300 common shares for $10.5 million. No shares were repurchased during the three months ended March 31, 2008. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003. The programs authorized by the Board of Directors do not have an expiration date. During the three months ended March 31, 2008 and 2007, the Company repurchased 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested restricted stock and PBRS.
Note 17. Discontinued Operations
     During the three months ended March 31, 2007, Viad recorded a loss from discontinued operations of $94,000 primarily related to tax and other matters associated with previously sold operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with Viad Corp’s condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Viad Corp’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this quarterly report.
Overview:
     On January 4, 2008, Viad Corp (“Viad” or the “Company”) completed the acquisition of The Becker Group, Ltd. (“Becker Group”), an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. With more than 50 years of experience, Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America. Becker Group has been included with Exhibitgroup/Giltspur to form the Experiential Marketing Services segment.
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
     Experiential Marketing Services — This segment consists of Exhibitgroup/Giltspur and its segment affiliates (“Exhibitgroup/Giltspur”) and Becker Group. Exhibitgroup/Giltspur is an integrated experience marketing company that specializes in exhibits, events and other face-to-face marketing opportunities. Exhibitgroup/Giltspur combines its core services of custom design, construction and marketing expertise with an ability to provide complete event program management. It leverages its global network to efficiently manage client programs. Its services include: design, integrated marketing including pre- and post event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services. Exhibitgroup/Giltspur also provides portable and “modular” exhibits, kiosks for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors centers, showrooms and retail interiors. Becker Group is an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America.
     Travel and Recreation Services — This segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.
     The following are financial highlights of the first quarter of 2008 as compared to the first quarter of 2007 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $335.4 million, an increase of 18.2 percent from 2007

•	Net income of $16.7 million, an increase of 20.0 percent from 2007

•	Diluted income per share of $0.81, an increase of 22.7 percent from 2007

•	Cash and cash equivalents totaled $108.5 million as of March 31, 2008

•	Debt was $14.0 million as of March 31, 2008

•	Viad completed the acquisition of Becker Group on January 4, 2008 for $24.6 million

     GES
•	Revenues of $285.7 million, an increase of 16.7 percent from 2007

•	Segment operating income of $35.8 million, an increase of 11.3 percent from 2007
     Experiential Marketing Services
•	Revenues of $43.9 million, an increase of 27.9 percent from 2007

•	Segment operating loss of $4.1 million, compared to a loss of $4.7 million in the first quarter of 2007
     Travel and Recreation Services
•	Revenues of $5.9 million, an increase of 31.2 percent from 2007

•	Segment operating loss of $3.1 million, compared to a loss of $2.4 million in the first quarter of 2007
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
     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Adjusted EBITDA	$34,026	$28,641
Interest expense	(463)	(466)
Income tax expense	(10,190)	(8,929)
Depreciation and amortization	(6,628)	(5,196)
Loss from discontinued operations	—	(94)

Net income	$16,745	$13,956

     The increase in Adjusted EBITDA of $5.4 million for the first quarter of 2008 compared to the first quarter of 2007 was primarily driven by favorable segment operating results at GES and Experiential Marketing Services and lower restructuring costs, partially offset by lower interest income and unfavorable segment operating results at Travel and Recreation Services.
     See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of First Quarter of 2008 to the First Quarter of 2007
     Revenues for the first quarter of 2008 increased 18.2 percent to $335.4 million from $283.7 million in the first quarter of 2007. The increase was primarily due to positive show rotation at GES, an additional month of results from Melville (acquired February 1, 2007) and strong revenue growth at Exhibitgroup/Giltspur. Income before income taxes and minority interest was $26.8 million for the first quarter of 2008 compared to $22.9 million in the first quarter of 2007. Viad’s income from continuing operations for the first quarter of 2008 was $16.7 million, or $0.81 per diluted share, up from $14.1 million, or $0.66 per diluted share, in the first quarter of 2007. This was largely the result of higher segment operating income as well as the absence of restructuring charges in the first quarter of 2008 versus a charge of $1.2 million ($737,000 after-tax) in the 2007 quarter.
     Net income for the first quarter of 2008 was $16.7 million, or $0.81 per diluted share, compared to $14.0 million, or $0.66 per diluted share, in the first quarter of 2007, which included a loss from discontinued operations of $94,000, primarily related to tax and other matters associated with previously sold operations.
     GES. Revenues for GES were $285.7 million for the first quarter of 2008, up 16.7 percent from $244.9 million in the first quarter of 2007. The increase in revenue resulted primarily from $18 million of positive show rotation revenue, $8.7 million from an additional month of results from Melville, continued growth in exhibitor discretionary revenue and new business. Segment operating income was $35.8 million in the first quarter of 2008, up from $32.2 million in the first quarter of 2007. The increase in segment operating income was primarily due to the growth in revenue. Operating margins were hampered somewhat by a decline in exhibitor participation at two major retail shows.
     In general, the exhibition and event industry is experiencing continued signs of modest growth in most events and industry sectors in terms of square footage and number of exhibitors; however certain shows in the retail and consumer sector exhibited some weakness during the first quarter of 2008 and the pricing environment remains somewhat challenging. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Although GES has a diversified revenue base and long-term contracts for future shows, revenue growth is affected by general economic and industry-specific conditions. Management remains focused on increasing productivity and controlling costs, including the implementation of cost reduction efforts.
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
     Experiential Marketing Services. Revenues for Viad’s Experiential Marketing Services segment were $43.9 million in the first quarter of 2008, up 27.9 percent from the first quarter of 2007 revenues of $34.3 million. Included in the 2008 amount was $1.2 million of revenue earned by Becker Group. On an organic basis (without Becker Group’s revenue), revenue increased 24.4 percent to $42.7 million as compared to $34.3 million in the 2007 first quarter driven by new client wins and growth in international revenues at Exhibitgroup/Giltspur. The segment operating loss for the first quarter of 2008 was $4.1 million (including a loss of $2.1 million from Becker Group) compared to a loss of $4.7 million in the first quarter of 2007. The increase in Experiential Marketing Services segment’s operating results was primarily due to the growth in revenue.
     Results of Viad’s Experiential Marketing Service segment are affected by seasonality. Exhibitgroup/Giltspur generally reports its highest revenues during the second quarter of each year. Becker Group generates a substantial portion of its full year revenues during the fourth quarter from the sale of large-scale, holiday-themed events and experiences. As a result of seasonality, management expects Becker Group to produce losses in each of the first three quarters, with a substantial profit in the fourth quarter and overall profit for the year.
     Exhibitgroup/Giltspur results have been negatively impacted by a challenging exhibit construction market. In response, management is focused on repositioning Exhibitgroup/Giltspur as a marketing services firm to capture a greater share of clients’ marketing budgets by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as cost control, productivity enhancements and increased capacity utilization in order to improve profitability in future years. Although the Experiential Marketing Services segment has a diversified revenue base, a portion of the segment’s revenue is generated from sales to regional shopping malls and lifestyle centers, including sales of holiday-themed events and experiences provided by Becker Group as well as retail merchandising units sold by Exhibitgroup/Giltspur. Revenue growth is affected by general economic and industry-specific conditions and visibility over future revenues continues to be poor.
     Travel and Recreation Services. Revenues of the travel and recreation services businesses were $5.9 million, up from $4.5 million in the first quarter of 2007. Segment operating loss was $3.1 million for the first quarter of 2008, up from a loss of $2.4 million in the 2007 quarter. Due to its seasonal nature, the Travel and Recreation Services segment generates less than ten percent of its full year revenues during the first quarter.
     For the full year 2007, approximately 75 percent of revenue and 85 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.

     The operating results related to Viad’s Canadian travel and recreation operations were translated into U.S. dollars at weighted-average exchange rates of 1.00 and 0.85 for the first quarters of 2008 and 2007, respectively. As these operations incurred operating losses in the first quarter of 2008, Viad’s consolidated segment operating income was unfavorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar. In periods where these operations generate positive operating income, increases in the exchange rates may favorably impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for three one-year periods and now expires on December 31, 2008. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in increments of one to three years. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 20 percent of Travel and Recreation Services’ full year 2007 segment operating income.
     Interest Income. Interest income of $1.1 million for the first quarter of 2008 decreased from $1.8 million in the first quarter of 2007. The decrease was primarily due to lower cash balances as a result of Viad’s acquisitions and share repurchases.
Liquidity and Capital Resources:
     Cash and cash equivalents were $108.5 million as of March 31, 2008 as compared to $165.1 million as of December 31, 2007, with the decrease primarily due to unfavorable working capital, capital expenditures and the acquisition of Becker Group. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of March 31, 2008 was $14.0 million compared to $14.2 million as of December 31, 2007. The debt-to-capital ratio was 0.028 to 1 as of March 31, 2008 compared with 0.029 to 1 as of December 31, 2007. Capital is defined as total debt and capital lease obligations plus minority interest and common stock and other equity.
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
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of March 31, 2008, Viad had an outstanding borrowing of $8.9 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2008, Viad was in compliance with all covenants.
     As of March 31, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2008 would be $40.4 million, of which $40.3 million related to guarantees on leased facilities and certain equipment expiring through October 2017. As of March 31, 2008, the aggregate guarantees related to credit or lease arrangements with a bank were $57,000 which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program, which expires December 1, 2008.
     Capital expenditures for the first quarter of 2008 totaled $12.0 million and primarily related to the purchase of equipment and information systems and related costs at GES and new buses at Brewster. For the first quarter of 2007 capital expenditures totaled $11.3 million and primarily related to the purchase of rental inventory at GES and new tour buses at Brewster.
     On January 4, 2008, Viad completed the acquisition of Becker Group for $24.3 million in cash and incurred $325,000 of direct acquisition costs for a total purchase price of $24.6 million. On February 1, 2007, Viad completed the acquisition of Melville for $34.4 million in cash and incurred $565,000 of direct acquisition costs for a total purchase price of $35.0 million.
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares repurchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively, with 741,800 shares available for repurchase as of March 31, 2008. Viad also has the authority to repurchase common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program was May 2003. During the three months ended March 31, 2008, the Company repurchased 50,061 shares for $1.6 million related to tax withholding requirements on vested restricted stock and PBRS. See Part II, Item 2 for details of shares repurchased during the first quarter of 2008.
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
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2008 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of March 31, 2008, Viad had recorded goodwill of $185.1 million, $11.8 million and $40.9 million related to GES, Experiential Marketing Services and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of March 31, 2008, Viad had intangible assets with indefinite lives of $11.8 million, which primarily consist of trademarks and trade names at GES and Becker Group. The fair value of these intangibles is estimated based on expected future cash flows.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of March 31, 2008 and December 31, 2007, Viad had gross deferred tax assets of $58.9 million and $62.2 million, respectively. As of both March 31, 2008 and December 31, 2007, Viad had a valuation allowance recorded of $325,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of March 31, 2008 and December 31, 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $12.7 million and $12.8 million, respectively. In addition, as of March 31, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.4 million and $5.1 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended March 31, 2008 and 2007, Viad recorded tax-related interest expense of $292,000 and $291,000, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2008 and December 31, 2007. In addition, as of March 31, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $235,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of March 31, 2008, the entire amount of unrecognized tax benefits for continuing operations of $12.7 million (excluding federal income tax effects of $2.4 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that approximately $4.7 million (excluding federal income tax effects of $1.3 million) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.3 million as of March 31, 2008. Of this total, $15.9 million related to workers’ compensation liabilities and the remaining $6.4 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $10.8 million as of March 31, 2008, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from

$200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.4 million and $1.6 million for the first quarters of 2008 and 2007, respectively.
     Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $710,000 to its funded pension plans and $801,000 to its unfunded pension plans in 2008, of which the Company has contributed $72,000 and $137,000 as of March 31, 2008, respectively.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2008, of which $82,000 has been contributed as of March 31, 2008.
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
     The weighted-average discount rates used to determine the domestic pension and postretirement benefit obligations as of November 30, 2007 were 6.40 percent and 6.25 percent, respectively. The weighted-average discount rate used to determine the foreign pension benefit obligations as of December 31, 2007 was 5.75 percent. The weighted-average discount rates used to determine net periodic benefit cost for the domestic and foreign plans for 2007 were 5.50 percent and 5.00 percent, respectively. The discount rate used in determining future pension and postretirement benefit obligations is based on rates determined by actuarial analysis and management review, and reflects the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments.
     The expected return on plan assets used to determine net periodic benefit cost for the Company’s domestic and foreign pension plans for 2007 was 7.75 percent and 7.00 percent, respectively. The expected return on plan assets used to determine net periodic benefit cost for postretirement benefit plans for 2007 was 7.50 percent.
     Share-based compensation — Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”), which was approved at the 2007 Annual Meeting of Shareholders. The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) had a ten-year life and terminated effective in May 2007. No further awards were granted under the 1997 Plan after its termination. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either vested, been exercised, been forfeited or expired. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.
     Total share-based compensation expense recognized in the consolidated financial statements during the first quarters of 2008 and 2007 was $2.7 million and $2.3 million, respectively. Furthermore, the total tax benefits related to such costs were $1.0 million and $884,000 for the first quarters of 2008 and 2007, respectively. No share-based compensation costs were capitalized during the first quarters of 2008 or 2007.
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

Impact of Recent Accounting Pronouncements:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. Furthermore, the Company believes that the full adoption of SFAS No. 157 will not have a material impact on Viad’s financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure (on specified election dates) eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value election may generally be applied on an instrument-by-instrument basis (in its entirety) and is irrevocable unless a new election date occurs. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Accordingly, Viad adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on Viad’s financial position or results of operations as the Company did not elect the fair value option, nor is it expected to have a material impact on future periods as the election of this option is expected to be limited.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its financial position or results of operations.
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2007 Annual Report.
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
     Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $45.8 million and $47.9 million as of March 31, 2008 and December 31, 2007, respectively. During the first quarters of 2008 and 2007, an unrealized foreign currency translation loss of $2.1 million and an unrealized foreign currency translation gain of $1.4 million were recorded in other comprehensive income, respectively.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.00 and 0.85 for the first quarters of 2008 and 2007, respectively. As the Canadian operations generated aggregate operating losses in the first quarter of 2008, Viad’s segment operating income has been unfavorably impacted by approximately $85,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. In periods where Viad’s Canadian subsidiaries generate positive segment operating income, increases in the exchange rates may favorably impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.99 and 1.97 for the first quarters of 2008 and 2007, respectively. As the United Kingdom operations generated aggregate operating income, Viad’s segment operating income has been favorably impacted by approximately $64,000 in the first quarter of 2008 from the weakening of the U.S. dollar relative to the British pound as it relates to the translation of its United Kingdom operations.

     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of March 31, 2008, Viad had variable rate debt outstanding of $8.9 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of March 31, 2008, there were no fuel contracts outstanding.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2008, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the first quarter of 2008 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	that May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans or	Plans or
Period	Purchased (#)	Per Share ($)	Programs	Programs (1),(2)
January 2008	16,513	30.96	—	741,800
February 2008	33,226	33.38	—	741,800
March 2008	322	36.23		741,800

Total	50,061	32.60	—	741,800

(1)	Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were repurchased during the first quarter of 2008. Shares repurchased in 2007 and 2006 under these programs totaled 781,700 and 1,476,500, respectively. The authorizations of the Board of Directors do not have expiration dates.

(2)	Under authorization by the Board of Directors, Viad may also repurchase, at prevailing prices on the open market, its common stock for the purpose of replacing shares issued upon exercise of stock options and in connection with other stock compensation plans. The last repurchase by Viad under this program occurred in May 2003. The authorization of the Board of Directors does not have an expiration date.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)
May 9, 2008	By	/s/ G. Michael Latta
(Date)		G. Michael Latta
Vice President - Controller (Chief Accounting Officer and Authorized Officer)