Form 10-Q
period 2008-06-30
VIAD CORP
filed 2008-08-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, 20,971,444 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$111,561	$165,069
Accounts receivable, net of allowance for doubtful accounts of $2,321 and $1,569, respectively	87,934	53,099
Inventories	56,679	52,664
Deferred income taxes	19,673	20,567
Other current assets	19,911	15,222

Total current assets	295,758	306,621
Property and equipment, net	178,513	168,893
Other investments and assets	28,127	30,312
Deferred income taxes	25,331	34,704
Goodwill	238,376	228,170
Other intangible assets, net	26,019	12,663

Total Assets	$792,124	$781,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,005	$68,442
Other current liabilities	114,613	117,152
Current portion of long-term debt and capital lease obligations	2,577	2,462

Total current liabilities	188,195	188,056
Long-term debt and capital lease obligations	10,893	11,714
Pension and postretirement benefits	22,956	23,099
Other deferred items and liabilities	66,017	82,665
Commitments and contingencies (Note 15)
Minority interest	5,739	5,984
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	624,850	635,099
Retained earnings	79,433	51,445
Unearned employee benefits and other	(8,380)	(8,754)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	337	481
Cumulative foreign currency translation adjustments	44,963	47,905
Unrecognized net actuarial loss and prior service credit	(1,965)	(1,697)
Common stock in treasury, at cost, 4,234,504 and 4,363,956 shares, respectively	(278,316)	(292,036)

Total common stock and other equity	498,324	469,845

Total Liabilities and Stockholders’ Equity	$792,124	$781,363

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues:
Convention and event services	$187,691	$188,651	$456,572	$427,502
Exhibits and environments	65,693	65,707	126,405	106,083
Travel and recreation services	23,828	21,369	29,680	25,831

Total revenues	277,212	275,727	612,657	559,416

Costs and expenses:
Costs of services	194,305	187,705	436,092	400,580
Costs of products sold	61,828	56,914	126,906	102,610
Corporate activities	2,219	2,714	4,653	5,023
Restructuring charge	—	—	—	1,210
Impairment recovery	—	(100)	—	(100)
Interest income	(653)	(1,392)	(1,753)	(3,181)
Interest expense	415	379	878	845

Total costs and expenses	258,114	246,220	566,776	506,987

Income before income taxes and minority interest	19,098	29,507	45,881	52,429
Income tax expense	6,107	11,200	16,297	20,129
Minority interest	(92)	20	(244)	(37)

Income from continuing operations	13,083	18,287	29,828	32,337
Income (loss) from discontinued operations	(210)	196	(210)	102

Net income	$12,873	$18,483	$29,618	$32,439

Diluted income per common share
Income from continuing operations	$0.63	$0.87	$1.44	$1.53
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	0.01

Net income	$0.62	$0.88	$1.43	$1.54

Weighted-average outstanding and potentially dilutive common shares	20,666	21,046	20,678	21,127

Basic income per common share
Income from continuing operations	$0.65	$0.89	$1.47	$1.57
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	—

Net income	$0.64	$0.90	$1.46	$1.57

Weighted-average outstanding common shares	20,268	20,567	20,232	20,609

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$12,873	$18,483	$29,618	$32,439

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	(14)	62	(144)	74
Unrealized gains on derivative financial instruments:
Holding gains arising during the period, net of tax	—	125	—	141
Unrealized foreign currency translation adjustments	(839)	11,130	(2,942)	12,548
Pension and postretirement benefit plans:
Amortization of prior service credit, net of tax	(205)	(190)	(411)	(379)
Amortization of net actuarial loss (gain), net of tax	72	(7)	143	142

Other comprehensive income (loss)	(986)	11,120	(3,354)	12,526

Comprehensive income	$11,887	$29,603	$26,264	$44,965

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$29,618	$32,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,844	10,996
Deferred income taxes	4,747	(5,006)
Loss (income) from discontinued operations	210	(102)
Restructuring charge	—	1,210
Impairment recovery	—	(100)
Gains on dispositions of property and other assets	(89)	(144)
Share-based compensation expense	3,868	6,024
Tax benefits from share-based compensation arrangements	338	1,341
Excess tax benefits from share-based compensation arrangements	(287)	(1,120)
Other non-cash items, net	2,222	2,162
Change in operating assets and liabilities:
Receivables	(34,191)	(35,784)
Inventories	(2,987)	4,057
Accounts payable	4,110	18,043
Restructuring liabilities	(963)	(1,951)
Accrued compensation	(11,422)	253
Other assets and liabilities, net	(15,785)	(18,413)

Net cash provided by (used in) operating activities	(6,767)	13,905

Cash flows from investing activities:
Capital expenditures	(25,516)	(17,740)
Proceeds from sale of short-term investments	3,980	—
Acquisition of businesses, net of cash acquired	(23,334)	(33,039)
Proceeds from dispositions of property and other assets	520	559

Net cash used in investing activities	(44,350)	(50,220)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,325)	(1,175)
Dividends paid on common stock	(1,657)	(1,680)
Excess tax benefits from share-based compensation arrangements	287	1,120
Proceeds from exercise of stock options	1,621	1,638
Common stock purchased for treasury	(1,632)	(10,480)

Net cash used in financing activities	(2,706)	(10,577)

Effect of exchange rate changes on cash and cash equivalents	315	701

Net decrease in cash and cash equivalents	(53,508)	(46,191)
Cash and cash equivalents, beginning of year	165,069	178,073

Cash and cash equivalents, end of period	$111,561	$131,882

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$13,179	$14,335

Interest	$697	$623

Equipment acquired under capital leases	$606	$553

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2007, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on February 29, 2008.
     The condensed consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. The acquisition of The Becker Group, Ltd. (“Becker Group”), described in Note 4, has been included with Exhibitgroup/Giltspur to form the Experiential Marketing Services segment. Viad’s other reportable segments consist of GES Exposition Services, Inc. (“GES”) and Travel and Recreation Services. The Travel and Recreation Services segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.
Note 2. Share-Based Compensation
     Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”), which was approved at the 2007 Annual Meeting of Shareholders. The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) had a ten-year life and terminated in May 2007. No further awards were granted under the 1997 Plan after its termination. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either been exercised, forfeited or expired. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.
     Viad issues shares related to its share-based compensation awards from shares held in treasury. During the six months ended June 30, 2008 and 2007, the Company repurchased 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested restricted stock and performance-based restricted stock (“PBRS”).
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2008 and 2007 was $1.2 million and $3.7 million, respectively, and $3.9 million and $6.0 million, during the six months ended June 30, 2008 and 2007, respectively. Furthermore, the total tax benefits related to such costs were $436,000 and $1.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.5 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2008 or 2007.

     The following table summarizes stock option activity during the six months ended June 30, 2008:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2008	727,438	$24.93	548,117
Granted	26,600	33.81
Exercised	(50,775)	23.80
Forfeited	(3,686)	27.59

Options outstanding at June 30, 2008	699,577	25.33	557,198

     The following table summarizes information concerning stock options outstanding and exercisable as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $23.28	123,148	4.3 years	$19.62	123,148	$19.62
$23.32 to $24.05	139,607	2.3 years	23.78	139,607	23.78
$24.22 to $26.07	158,976	3.2 years	25.15	142,024	25.26
$26.31 to $26.47	147,870	3.6 years	26.32	87,170	26.32
$26.49 to $38.44	129,976	3.8 years	31.50	65,249	29.14

$18.40 to $38.44	699,577	3.4 years	25.33	557,198	24.27

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of June 30, 2008, there were 67,516 of such options outstanding of which 61,521 were exercisable, both with exercise prices ranging from $17.74 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 3.0 years. During the six months ended June 30, 2008, 23,343 options were exercised by MoneyGram employees at exercise prices ranging from $18.57 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of June 30, 2008 was $321,000 and is based on the weighted-average exercise price and Viad’s closing stock price of $25.79 as of June 30, 2008. The total intrinsic value of stock option awards exercised during the six months ended June 30, 2008 and 2007 was $1.6 million and $2.4 million, respectively. The fair value of stock options that vested during the six months ended June 30, 2008 and 2007 was $575,000 and $550,000, respectively. During the six months ended both June 30, 2008 and 2007, Viad received cash proceeds from the exercise of stock options of $1.6 million. The tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $338,000 and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.
     Restricted stock awards were granted during the six months ended June 30, 2008 and 2007, the grant date fair values of which were based on the fair market value on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Viad expects to recognize the unamortized cost of all outstanding restricted stock awards in the consolidated financial statements over a weighted-average period of approximately 2.5 years. Viad also granted awards of PBRS during the six months ended June 30, 2008 and 2007. The weighted-average grant date fair values are based on the fair market value on the date of grant. PBRS vests based on the extent to which certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year and the remaining earned shares will vest in one-third increments each year over the next two years on January 1. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Viad expects to recognize the unamortized costs of all outstanding PBRS awards in the consolidated financial statements over a weighted-average period of approximately 2.2 years.

     The following table summarizes restricted stock and PBRS activity during the six months ended June 30, 2008:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2008	345,800	$32.40	91,912	$32.85
Granted	103,485	33.84	55,000	33.84
Vested	(86,600)	26.30	(52,084)	30.79
Forfeited	(550)	36.75	—	—

Balance at June 30, 2008	362,135	34.26	94,828	34.56

     During the six months ended June 30, 2008 and 2007, Viad granted awards of 101,940 and 67,260 units, respectively, to key employees under the performance unit plan (“PUP”). PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of June 30, 2008 and December 31, 2007, Viad had liabilities recorded of $3.7 million and $9.6 million related to the PUP awards, respectively. Share-based compensation expense attributable to PUP awards (recognized ratably over the requisite service period of approximately three years) for the six months ended June 30, 2008 and 2007 was $813,000 and $2.9 million, respectively. The PUP award for the 2005-2007 period vested December 31, 2007 and a payout of $6.7 million was distributed in March 2008. No PUP awards vested during the six months ended June 30, 2008 or 2007 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods.
Note 3. Impairment Losses and Recoveries
     During the three months ended June 30, 2007, Viad recorded impairment recoveries of $100,000 related to insurance claims by Exhibitgroup/Giltspur associated with Hurricane Katrina.
Note 4. Acquisition of Businesses
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

     In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. The purchase price allocation involves estimates, which may be adjusted during the allowable allocation period of one year from the date of acquisition. The purchase price allocation remains subject to future adjustments pending the receipt of certain information related to acquired deferred tax assets. The following condensed balance sheet information represents the amounts currently assigned to each major asset and liability caption of Becker Group as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$1,263
Accounts receivable	1,387
Inventories	1,028
Other current assets	1,402
Property and equipment	1,673
Goodwill	11,833
Other intangible assets	14,983

Total assets acquired	33,569

Accounts payable	(1,675)
Customer deposits	(592)
Other current liabilities	(1,559)
Deferred taxes	(4,941)
Other non-current liabilities	(205)

Total liabilities assumed	(8,972)

Purchase price	$24,597

     The Company recorded $11.8 million of goodwill in connection with the transaction, which is included in the Experiential Marketing Services reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill include Becker Group’s strong presence and reputation in its established markets, future growth opportunities and its experienced management team. The goodwill related to the Becker Group acquisition is not expected to be deductible for tax purposes. During the second quarter of 2008, the provisional amounts assigned to other intangible assets were adjusted based on the completion of certain valuation analyses. Accordingly, the amounts assigned to other intangible assets include $3.7 million of non-amortizable trademarks and trade names and $11.3 million of intangible assets subject to amortization. The amortizable intangible assets consist of $7.8 million of customer contracts and relationships, $2.0 million of design libraries, $1.2 million of non-compete agreements and $233,000 of proprietary technology. The weighted-average amortization periods for Becker Group’s customer contracts and relationships, design libraries, non-compete agreements and proprietary technology assets as of June 30, 2008 were approximately: 4.6 years, 5.4 years, 1.1 years and 1.4 years, respectively. The weighted-average amortization period of the aggregate amortized intangible assets as of June 30, 2008 was approximately 4.4 years. See Note 7.
     On February 1, 2007, Viad completed, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”). The operating results of Melville have been included in Viad’s consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company paid $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. The Company recorded $31.8 million of goodwill in connection with the transaction, which is included in the GES reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill include Melville’s longstanding presence and reputation in its established markets, its experienced management team and assembled workforce, and economic benefits expected to be derived through GES’ worldwide network. The goodwill related to the Melville acquisition is deductible for tax purposes over a period of approximately 15 years. The amounts assigned to other intangible assets include $7.7 million of non-amortizable trademarks and trade names and $3.4 million of intangible assets subject to amortization.

     The following table summarizes the unaudited pro forma results of operations of Viad for the three and six months ended June 30, 2007, assuming that the acquisitions of Becker Group and Melville had both been completed at the beginning of each period:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	(in thousands, except per share data)
Revenue	$276,545	$570,951
Income from continuing operations	$16,575	$29,964
Net income	$16,771	$30,066
Diluted net income per share	$0.80	$1.42
Basic net income per share	$0.82	$1.46
     On April 13, 2007, Brewster acquired Lake Minnewanka Boat Tours (“Minnewanka”), a tour boat operator in Banff, Alberta, Canada, for $2.2 million in cash including direct acquisition costs. Viad’s consolidated financial statements include the results of operations of Minnewanka from the date of acquisition. The historical results of operations of Minnewanka were not significant to Viad’s consolidated results of operations for the periods presented. The allocation of the aggregate purchase price includes: tangible assets of $1.9 million, assumed liabilities of $456,000, goodwill of $490,000 and other intangible assets of $277,000. The amounts assigned to other intangible assets include $85,000 of intangible assets subject to amortization. The goodwill recorded in connection with the transaction, which is included in the Travel and Recreation Services reporting segment, is not deductible for tax purposes.
     On June 29, 2007, GES acquired Poitras Exposition Services (“Poitras”), an exhibition services contractor in Quebec City, Canada, for an aggregate purchase price of $2.2 million including direct acquisition costs. Pursuant to the terms of the purchase agreement, GES paid $1.8 million of the total purchase price on the acquisition date, and an additional $128,000 during the remainder of 2007. The remaining consideration is subject to adjustment, and is to be paid upon resolution of certain provisions contained in the purchase agreement. Viad’s consolidated financial statements include the results of operations of Poitras from the date of acquisition. The historical results of operations of Poitras were not significant to Viad’s consolidated results of operations for the periods presented. The allocation of the aggregate purchase price includes: tangible assets of $728,000 (including cash acquired of $59,000), assumed liabilities of $519,000, goodwill of $1.4 million and other intangible assets of $528,000. The amounts assigned to other intangible assets include $379,000 of intangible assets subject to amortization. The goodwill recorded in connection with the transaction, which is included in the GES reporting segment, is not deductible for tax purposes.
Note 5. Inventories
     The components of inventories were as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$30,209	$28,613
Work in process	26,470	24,051

Inventories	$56,679	$52,664

Note 6. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Land	$26,956	$27,495
Buildings and leasehold improvements	96,446	95,741
Equipment and other	280,433	261,917

	403,835	385,153
Accumulated depreciation	(225,322)	(216,260)

Property and equipment, net	$178,513	$168,893

     Depreciation expense for the three months ended June 30, 2008 and 2007 was $6.5 million and $5.5 million, respectively, and for the six months ended June 30, 2008 and 2007 was $12.3 million and $10.5 million, respectively.

Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

		Experiential	Travel and
	GES	Marketing	Recreation	Total
	(in thousands)
Balance at January 1, 2008	$185,676	$—	$42,494	$228,170
Business acquisition	—	11,833	—	11,833
Foreign currency translation adjustments	(357)	—	(1,270)	(1,627)

Balance at June 30, 2008	$185,319	$11,833	$41,224	$238,376

     A summary of other intangible assets as of June 30, 2008 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$11,363	$(1,257)	$10,106
Design libraries	2,020	(113)	1,907
Non-compete agreements	3,204	(1,780)	1,424
Proprietary technology	816	(213)	603
Other	95	(30)	65

	17,498	(3,393)	14,105

Unamortized intangible assets:
Trademarks and trade names	11,884	—	11,884
Other	30	—	30

	11,914	—	11,914

Total	$29,412	$(3,393)	$26,019

     A summary of other intangible assets as of December 31, 2007 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$3,555	$(548)	$3,007
Non-compete agreements	2,050	(1,202)	848
Proprietary technology	582	(90)	492
Other	97	(18)	79

	6,284	(1,858)	4,426

Unamortized intangible assets:
Trademarks and trade names	8,207	—	8,207
Other	30	—	30

	8,237	—	8,237

Total	$14,521	$(1,858)	$12,663

     Intangible asset amortization expense for the three months ended June 30, 2008 and 2007 was $758,000 and $275,000, respectively, and $1.6 million and $462,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2008	$1,566
2009	$3,113
2010	$2,301
2011	$1,948
2012 and thereafter	$5,177
Note 8. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Continuing operations:
Customer deposits	$46,070	$47,132
Accrued compensation	25,101	34,248
Self-insured liability accrual	8,150	7,984
Accrued income taxes	6,296	787
Accrued restructuring	2,812	3,015
Accrued sales and use taxes	2,509	3,406
Accrued dividends	866	869
Other	18,068	15,400

	109,872	112,841

Discontinued operations:
Environmental remediation liabilities	3,588	2,510
Self-insured liability accrual	492	591
Other	661	1,210

	4,741	4,311

Total other current liabilities	$114,613	$117,152

     Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,699	$13,931
Accrued income taxes	10,564	17,354
Accrued compensation	6,011	8,286
Accrued restructuring	5,128	6,006
Foreign deferred tax liability	3,216	5,086
Deferred gain on sale of property	2,095	2,578
Other	6,668	9,973

	48,381	63,214

Discontinued operations:
Self-insured liability accrual	10,257	10,351
Environmental remediation liabilities	4,711	5,806
Accrued income taxes	884	856
Other	1,784	2,438

	17,636	19,451

Total other deferred items and liabilities	$66,017	$82,665

Note 9. Debt
     As of June 30, 2008, Viad’s total debt of $13.5 million consisted of $4.8 million of capital lease obligations and an $8.7 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. As of June 30, 2008, Viad was in compliance with all covenants.
Note 10. Fair Value Measurements
     As discussed in Note 17, on January 1, 2008 Viad adopted the initial provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires an entity to maximize the use of quoted prices and other observable inputs and minimize the use of unobservable inputs when measuring fair value, and also establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 —	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.
     Viad measures its money market funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. Viad’s money market funds are included under the caption “Cash and cash equivalents” in the consolidated balance sheets and its other mutual fund investments are included under the caption “Other investments and assets” in the consolidated balance sheets. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurement at June 30, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobserved
	June 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$32,011	$32,011	$—	$—
Other mutual funds	2,452	2,452	—	—

Total	$34,463	$34,463	$—	$—

Note 11. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Income from continuing operations	$13,083	$18,287	$29,828	$32,337

Weighted-average outstanding common shares	20,268	20,567	20,232	20,609
Additional dilutive shares related to share-based compensation	398	479	446	518

Weighted-average outstanding and potentially dilutive common shares	20,666	21,046	20,678	21,127

Diluted income per share from continuing operations	$0.63	$0.87	$1.44	$1.53

Basic income per share from continuing operations	$0.65	$0.89	$1.47	$1.57

     Options to purchase 39,962 shares of common stock were outstanding during the six months ended June 30, 2008 but were not included in the computation of diluted income per share because the effect would be anti-dilutive. No options were anti-dilutive during the six months ended June 30, 2007, and therefore, no options were excluded from the computation of diluted income per share for that period.
Note 12. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the six months ended June 30 is as follows:

	2008		2007
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$16,058	35.0%	$18,350	35.0%
State income taxes, net of federal benefit	1,641	3.6%	1,932	3.7%
Tax resolutions, net	(853)	(1.9%)	—	0.0%
Other, net	(549)	(1.2%)	(153)	(0.3%)

Income tax expense	$16,297	35.5%	$20,129	38.4%

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany. Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of June 30, 2008 and December 31, 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $11.7 million and $12.8 million, respectively. In addition, as of June 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.2 million and $5.1 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2008 and 2007, Viad recorded tax-related interest expense of $313,000 and $303,000, respectively. During the six months ended June 30, 2008 and 2007, Viad recorded tax-related interest expense of $605,000 and $594,000, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2008 and December 31, 2007. In addition, as of June 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $248,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

     The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the six months ended June 30, 2008:

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)
Balance at January 1, 2008	$12,802	$636	$13,438
Reductions for tax positions taken in prior years	(1,036)	—	(1,036)
Foreign currency translation adjustment	(110)	—	(110)

Balance at June 30, 2008	$11,656	$636	$12,292

     As of June 30, 2008, the entire amount of unrecognized tax benefits for continuing operations of $11.7 million (excluding federal income tax effects of $2.4 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues have been raised regarding the tax treatment of specific intercompany debt transactions. Although the Company had not previously recognized any tax benefits associated with those transactions in the financial statements, the Company believes that the ultimate resolution of these issues could involve tax assessments, including accrued interest, and may result in substantial cash payments upon settlement. The Company also has other uncertain tax positions in various domestic jurisdictions, for which the unrecognized tax benefits may significantly decrease due to effective settlements, a lapse in the applicable statute of limitations and other factors. Accordingly, the Company believes that it is reasonably possible that approximately $7.9 million (excluding federal income tax effects of $1.3 million) of its uncertain tax positions could be resolved or settled within the next 12 months, which could reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in substantial cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Viad’s 2004 through 2007 U.S. federal tax years and various state tax years from 2002 through 2007 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2007 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in Viad’s consolidated balance sheet unless they are expected to be paid within the next year. As of June 30, 2008 and December 31, 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $11.4 million and $18.2 million, respectively, were classified as non-current liabilities.
Note 13. Pension and Postretirement Benefits
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$50	$49	$16	$19	$95	$102
Interest cost	305	281	250	276	191	164
Expected return on plan assets	(194)	(186)	(82)	(93)	(184)	(73)
Amortization of prior service cost (credit)	18	52	(355)	(362)	—	—
Recognized net actuarial loss (gain)	91	109	69	136	—	(289)

Net periodic benefit cost (credit)	$270	$305	$(102)	$(24)	$102	$(96)

     For the six months ended June 30, the net periodic benefit cost for Viad’s pension and postretirement benefit plans included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$100	$96	$32	$38	$191	$199
Interest cost	610	555	500	536	384	319
Expected return on plan assets	(388)	(372)	(164)	(186)	(372)	(142)
Amortization of prior service cost (credit)	36	104	(710)	(724)	—	—
Recognized net actuarial loss (gain)	182	218	138	272	—	(561)

Net periodic benefit cost (credit)	$540	$601	$(204)	$(64)	$203	$(185)

     Viad expects to contribute $711,000 to its funded pension plans, $801,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2008. As of June 30, 2008, Viad had contributed $286,000 to its funded pension plans, $389,000 to its unfunded pension plans and $390,000 to its postretirement benefit plans.
Note 14. Restructuring
     During 2007, Exhibitgroup/Giltspur recorded restructuring charges totaling $2.0 million (including $1.2 million during the six months ended June 30, 2007) consisting of severance and other employee benefits associated with an organizational realignment. As of June 30, 2008, a liability remained of $46,000 which was included in the consolidated balance sheets under the caption “Other current liabilities.” This liability is expected to be paid by the end of 2008. Additionally, in conjunction with the acquisition of Melville, GES recorded a restructuring liability of $1.7 million consisting primarily of costs associated with the planned consolidation of duplicate facilities at Melville, certain severance and other employee benefit costs and other exit costs. GES had completed the restructuring activities by December 31, 2007; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. As of June 30, 2008, there was a remaining liability of $1.3 million of which $752,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $518,000 under the caption “Other deferred items and liabilities.”
     Viad had previously recorded restructuring charges resulting from the consolidation of certain leased office space at its corporate headquarters. As of June 30, 2008, a liability of $775,000 remained of which $247,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $528,000 under the caption “Other deferred items and liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup/Giltspur and as of June 30, 2008, a liability remained of $744,000 (comprised solely of future lease payment obligations) of which $325,000 and $419,000 were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. In 2001, Viad approved a plan of restructuring and as of June 30, 2008, a liability remained of $5.1 million (comprised solely of future lease payment obligations), of which $1.4 million and $3.7 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements.
     A summary of the changes in Viad’s restructuring liability balances for the six months ended June 30, 2008 is as follows:

	2007	2004	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
			(in thousands)
Balance at January 1, 2008	$1,472	$897	$848	$5,804	$9,021
Cash payments	(160)	—	(104)	(699)	(963)
Adjustment to liability	—	(122)	—	—	(122)
Foreign currency translation adjustment	4	—	—	—	4

Balance at June 30, 2008	$1,316	$775	$744	$5,105	$7,940

Note 15. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2008, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2008, there was a remaining environmental remediation liability of $8.3 million related to previously sold operations of which $3.6 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”
     As of June 30, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2008 would be $40.4 million, of which $40.3 million related to guarantees on leased facilities and certain equipment expiring through October 2017. As of June 30, 2008, the aggregate guarantees related to credit or lease arrangements with a bank were $57,000 which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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

Note 16. Segment Information
     Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment losses and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization, and share-based compensation are the only significant non-cash items for the reportable segments. As discussed in Note 1, Becker Group has been included with Exhibitgroup/Giltspur to form the Experiential Marketing Services segment. Viad’s other reportable segments consist of GES and Travel and Recreation Services. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
GES	$187,645	$192,832	$473,320	$437,717
Experiential Marketing Services	65,739	61,526	109,657	95,868
Travel and Recreation Services	23,828	21,369	29,680	25,831

	$277,212	$275,727	$612,657	$559,416

Segment operating income (loss):
GES	$13,956	$22,033	$49,804	$54,239
Experiential Marketing Services	1,945	4,579	(2,176)	(96)
Travel and Recreation Services	5,178	4,496	2,031	2,083

	21,079	31,108	49,659	56,226
Corporate activities	(2,219)	(2,714)	(4,653)	(5,023)

	18,860	28,394	45,006	51,203
Interest income	653	1,392	1,753	3,181
Interest expense	(415)	(379)	(878)	(845)
Restructuring charge	—	—	—	(1,210)
Impairment recovery	—	100	—	100

Income before income taxes and minority interest	$19,098	$29,507	$45,881	$52,429

	June 30,	December 31,
	2008	2007
	(in thousands)
Assets:
GES	$383,436	$372,303
Experiential Marketing Services	132,373	77,279
Travel and Recreation Services	141,145	139,465
Corporate and other	135,170	192,316

	$792,124	$781,363

Note 17. Impact of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad has not applied the provisions of SFAS No. 157 include the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Furthermore, the Company believes that the full adoption of SFAS No. 157 will not have a material impact on Viad’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its financial position or results of operations.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, Viad will adopt FSP FAS 142-3 on January 1, 2009 and will apply its provisions prospectively.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that the adoption of SFAS No. 162 will not have a material impact on its financial position or results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Accordingly, Viad will adopt the FSP EITF 03-6-1 on January 1, 2009. During 2008 and prior years, the Company has certain share-based payment transactions which would be subject to the guidance set forth in FSP EITF 03-6-1. Viad has not yet determined if the adoption of FPS EITF 03-6-1 will have a material impact on its financial position or results of operations.
Note 18. Common Stock Repurchases
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares purchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively, with 741,800 shares available for repurchase as of June 30, 2008. During the six months ended June 30, 2007, Viad repurchased 276,300 common shares for $10.5 million. No shares were repurchased during the six months ended June 30, 2008. The authorizations of the Board of Directors do not have expiration dates. During the six months ended June 30, 2008 and 2007, the Company repurchased 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested restricted stock and PBRS.
Note 19. Discontinued Operations
     During the six months ended June 30, 2008, Viad recorded a loss of $210,000 related to certain obligations associated with previously sold operations. During the six months ended June 30, 2007, Viad recorded income of $102,000 primarily related to tax and other matters associated with previously sold operations.

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
     Experiential Marketing Services — This segment consists of Exhibitgroup/Giltspur and its segment affiliates (“Exhibitgroup/Giltspur”) and Becker Group. Exhibitgroup/Giltspur is an integrated experience marketing company that specializes in exhibits, events and other face-to-face marketing opportunities. Exhibitgroup/Giltspur combines its core services of custom design, construction and marketing expertise with an ability to provide complete event program management. It leverages its global network to efficiently manage client programs. Its services include: design; integrated marketing including pre- and post event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services. Exhibitgroup/Giltspur also provides portable and “modular” exhibits, kiosks for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors centers, showrooms and retail interiors. Becker Group is an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America.
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
     The following are financial highlights of the second quarter of 2008 as compared to the second quarter of 2007 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $277.2 million compared to $275.7 million in the second quarter of 2007

•	Net income of $12.9 million versus $18.5 million in 2007

•	Diluted income per share of $0.62 versus $0.88 in 2007

•	Cash and cash equivalents totaled $111.6 million as of June 30, 2008

•	Debt was $13.5 million as of June 30, 2008

     GES
•	Revenues of $187.6 million, a decrease of 2.7 percent from 2007

•	Segment operating income of $14.0 million, a decrease of 36.7 percent from 2007
     Experiential Marketing Services
•	Revenues of $65.7 million, an increase of 6.8 percent from 2007

•	Segment operating income of $1.9 million, compared to $4.6 million in the second quarter of 2007
     Travel and Recreation Services
•	Revenues of $23.8 million, an increase of 11.5 percent from 2007

•	Segment operating income of $5.2 million, an increase of 15.2 percent from 2007
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
     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Adjusted EBITDA	$26,821	$35,566	$60,847	$64,207
Impairment recovery	—	100	—	100
Interest expense	(415)	(379)	(878)	(845)
Income tax expense	(6,107)	(11,200)	(16,297)	(20,129)
Depreciation and amortization	(7,216)	(5,800)	(13,844)	(10,996)
Income (loss) from discontinued operations	(210)	196	(210)	102

Net income	$12,873	$18,483	$29,618	$32,439

     The decrease in Adjusted EBITDA of $8.7 million for the second quarter of 2008 compared to the second quarter of 2007 was primarily driven by lower segment operating results at GES and Experiential Marketing Services and lower interest income, partially offset by lower corporate costs and higher segment operating results at Travel and Recreation Services. The decrease in Adjusted EBITDA of $3.4 million for the first six months of 2008 compared to 2007 was primarily due to lower segment operating results at GES and Experiential Marketing Services and lower interest income, partially offset by restructuring charges in 2007 and lower corporate costs in 2008.
     See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:
Comparison of Second Quarter of 2008 to the Second Quarter of 2007
     Revenues for the second quarter of 2008 increased slightly to $277.2 million from $275.7 million in the second quarter of 2007. Income before income taxes and minority interest was $19.1 million for the second quarter of 2008 compared to $29.5 million in the second quarter of 2007. Viad’s income from continuing operations for the second quarter of 2008 was $13.1 million, or $0.63 per diluted share, down from $18.3 million, or $0.87 per diluted share, in the second quarter of 2007. This was largely the result of lower segment operating income at GES due to a change in the mix of shows and pre-tax income of $3.9 million in the second quarter of 2007 from the favorable resolution of a contract dispute, as well as the seasonal operating loss at Becker Group.
     Net income for the second quarter of 2008, which included a loss from discontinued operations of $210,000, or $0.01 per diluted share, related to certain obligations associated with previously sold operations, was $12.9 million, or $0.62 per diluted share. This compares to net income of $18.5 million, or $0.88 per diluted share, in the second quarter of 2007, which included income from discontinued operations of $196,000, or $0.01 per diluted share, primarily related to tax and other matters associated with previously sold operations.
     GES. Revenues for GES were $187.6 million for the second quarter of 2008, down 2.7 percent from $192.8 million in the second quarter of 2007. The decrease in revenue resulted primarily from the loss of a major trade show, mostly offset by new business and other revenue growth. Base same-show revenue growth was 4.6 percent in the second quarter of 2008. Management defines base same-show revenue growth as growth in exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 27 percent of GES’ revenue in the second quarter of 2008.
     Segment operating income was $14.0 million in the second quarter of 2008, down from $22.0 million in the second quarter of 2007. The decrease was primarily due to the decline in revenue and a shift in the mix of shows from higher margin to lower margin geographies. Additionally, the 2007 quarter results included $3.9 million from the favorable resolution of a contract dispute.
     In general, the exhibition and event industry is experiencing continued signs of modest growth in most events and industry sectors in terms of square footage and number of exhibitors; however, certain shows in the retail and consumer sector are exhibiting some weakness during 2008 and the pricing environment remains somewhat challenging. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Although GES has a diversified revenue base and long-term contracts for future shows, revenue growth is affected by general economic and industry-specific conditions. Management remains focused on increasing productivity and controlling costs, including the implementation of cost reduction efforts.
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
     Experiential Marketing Services. Revenues for Viad’s Experiential Marketing Services segment were $65.7 million in the second quarter of 2008, up 6.8 percent from $61.5 million in the second quarter of 2007. Included in the 2008 amount was $660,000 of revenue earned by Becker Group. On an organic basis (without Becker Group’s revenue), revenue increased 5.8 percent to $65.1 million as compared to $61.5 million in the second quarter of 2007 driven by increased client spending and new business at Exhibitgroup/Giltspur, which more than offset negative show rotation revenue of $13 million from the International Paris Air Show. Segment operating income for the second quarter of 2008 was $1.9 million (including a loss of $2.7 million from Becker Group) compared to $4.6 million in the second quarter of 2007. The decrease in segment operating income was due to the seasonal operating loss at Becker Group. On an organic basis (without Becker Group’s operating loss), segment operating income increased 2.3 percent to $4.7 million due to the revenue growth at Exhibitgroup/Giltspur.
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
     In response to a challenging exhibit construction market, management is focused on repositioning Exhibitgroup/Giltspur as an experience marketing agency to capture a greater share of clients’ marketing budgets by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as cost control, productivity enhancements and increased capacity utilization in order to improve profitability in future years. Although the Experiential

Marketing Services segment has a diversified revenue base, a portion of the segment’s revenue is generated from sales to regional shopping malls and lifestyle centers, including sales of holiday-themed events and experiences provided by Becker Group as well as retail merchandising units sold by Exhibitgroup/Giltspur. Revenue growth is affected by general economic and industry-specific conditions and visibility over Exhibitgroup/Giltspur’s future revenues continues to be poor.
     Travel and Recreation Services. Revenues of the travel and recreation services businesses were $23.8 million, up 11.5 percent from the second quarter of 2007 of $21.4 million. Segment operating income was $5.2 million for the second quarter of 2008, up 15.2 percent from $4.5 million in the 2007 quarter. Brewster experienced an increase in transportation volume, improved occupancy and room revenue at its Mount Royal Hotel and increased passenger volume at its Lake Minnewanka Boat Tours operation. Glacier Park realized improved occupancy and room revenue at its inns and lodges.
     For the full year 2007, approximately 75 percent of revenue and 85 percent of operating income generated in the Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income in the Travel and Recreation Services segment.
     The operating results related to Viad’s Canadian travel and recreation operations were translated into U.S. dollars at weighted-average exchange rates of 1.00 and 0.93 for the second quarters of 2008 and 2007, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
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
     Corporate Activities. Corporate activities totaled $2.2 million in the second quarter of 2008, compared to $2.7 million in the second quarter of 2007. The decrease was primarily due to lower share-based compensation expense, partially offset by higher consulting expenses.
     Net Interest Income. Net interest income totaled $238,000 in the second quarter of 2008, compared to $1.0 million in the second quarter of 2007. The decrease was primarily due to lower cash balances and lower interest rates.
     Income Taxes. The effective tax rate in the second quarter of 2008 on income before taxes and minority interest was 32.0 percent, compared to 38.0 percent in the second quarter of 2007. The lower rate in the second quarter of 2008 relative to the second quarter of 2007 was primarily due to the net favorable resolution of tax matters of $853,000 in the 2008 quarter.
Comparison of First Six Months of 2008 to the First Six Months of 2007
     Revenues for the first six months of 2008 increased 9.5 percent to $612.7 million from $559.4 million in 2007. The increase was primarily driven by positive show rotation at GES, new business and increased client spending at Exhibitgroup/Giltspur and an additional month of results from the February 1, 2007 acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”). Income before income taxes and minority interest was $45.9 million for the first six months of 2008, down 12.5 percent from $52.4 million for the comparable period in 2007. Income from continuing operations for the first six months of 2008 was $29.8 million, or $1.44 per diluted share, compared to $32.3 million, or $1.53 per diluted share in the comparable period in 2007. These results reflect lower segment operating income at GES and the seasonal operating losses at Becker Group. Additionally, 2007 results include pre-tax income of $3.9 million at GES from the favorable resolution of a contract dispute.
     Net income for the first six months of 2008 was $29.6 million, or $1.43 per diluted share, which included a loss of $210,000, or $0.01 per diluted share, related to certain obligations associated with previously sold operations. This compares to net income of $32.4 million, or $1.54 per diluted share, for the first six months of 2007, which included income from discontinued operations of $102,000 primarily related to tax and other matters associated with previously sold operations.
     GES. Revenues for GES were $473.3 million for the first six months of 2008, an increase of 8.1 percent as compared to $437.7 million in the first six months of 2007. The increase is primarily due to positive show rotation revenue of $18 million, $8.7 million from an additional month of results from Melville and growth in exhibitor discretionary revenue. Base same-show revenue growth was 0.6 percent in the first six months of 2008. Base same-shows represented approximately 37.5 percent of GES’ revenue in the first six months of 2008.
     Segment operating income was $49.8 million in the first six months of 2008, down 8.2 percent from $54.2 million in the 2007 period. Segment operating margins were 10.5 percent in the first six months of 2008, compared to 12.4 percent in the 2007 period. The decline in segment operating margins was primarily due to $3.9 million of pre-tax income from a 2007 contract dispute and shifts in the mix of shows from higher margin to lower margin geographies, as well as a decline in exhibitor participation at two major retail shows during the first quarter of 2008.
     Experiential Marketing Services. Revenues for Viad’s Experiential Marketing Services segment were $109.7 million in the first six months of 2008, up 14.4 percent from $95.9 million in the comparable period in 2007. Included in the 2008 amount was $1.9 million of revenue earned by Becker Group. On an organic basis (without Becker Group’s revenue), revenue increased 12.4 percent to $107.8 million as compared to $95.9 million in the 2007 period, driven by increased client spending and new business at Exhibitgroup/Giltspur, which more than offset negative show rotation revenue of $13 million from the International Paris Air Show. Segment operating loss in the first six months of 2008 was $2.2 million (including a loss of $4.9 million from Becker Group), compared to an operating loss of $96,000 in the 2007 period. The decrease in the Experiential Marketing Services segment’s operating results was due to the seasonal operating losses at Becker Group. On an organic basis (without Becker Group’s operating loss), segment operating results improved by $2.8 million to income of $2.7 million due to revenue growth at Exhibitgroup/Giltspur.
     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $29.7 million in the first six months of 2008, as compared to $25.8 million in 2007. Segment operating income was $2.0 million for the first six months of 2008, compared with $2.1 million for the first six months of 2007. During the 2008 period, Brewster experienced an increase in transportation volume, improved occupancy and room revenue at its Mount Royal Hotel and increased passenger volume at its Lake Minnewanka Boat Tours operation. Glacier Park realized improved occupancy and room revenue at its inns and lodges.
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.99 and 0.97 for the first six months of 2008 and 2007, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Corporate Activities. Corporate activities totaled $4.7 million in the first six months of 2008, compared to $5.0 million in the comparable period in 2007. The decrease was primarily due to lower share-based compensation expense, partially offset by higher consulting expenses.
     Net Interest Income. Net interest income totaled $875,000 in the first six months of 2008, compared to $2.3 million in the comparable period in 2007. The decrease was primarily due to lower cash balances and lower interest rates.
     Income Taxes. The effective tax rate in the first six months of 2008 on income before taxes and minority interest was 35.5 percent, compared to 38.4 percent in the comparable period in 2007. The lower rate in 2008 relative to 2007 was primarily due to the net favorable resolution of tax matters of $853,000 in the 2008 period.
Liquidity and Capital Resources:
     Cash and cash equivalents were $111.6 million as of June 30, 2008 as compared to $165.1 million as of December 31, 2007, with the decrease primarily due to capital expenditures, the acquisition of Becker Group and unfavorable working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of June 30, 2008 was $13.5 million compared to $14.2 million as of December 31, 2007. The debt-to-capital ratio was 0.026 to 1 as of June 30, 2008 compared with 0.029 to 1 as of December 31, 2007. Capital is defined as total debt and capital lease obligations plus minority interest and common stock and other equity.
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
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of June 30, 2008, Viad had an outstanding borrowing of $8.7 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2008, Viad was in compliance with all covenants.
     As of June 30, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2008 would be $40.4 million, of which $40.3 million related to guarantees on leased facilities and certain equipment expiring through October 2017. As of June 30, 2008, the aggregate guarantees related to credit or lease arrangements with a bank were $57,000 which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program, which expires December 1, 2008.
     Capital expenditures for the first six months of 2008 totaled $25.5 million and primarily related to the purchase of equipment and information systems and related costs at GES and new tour buses at Brewster. For the first six months of 2007 capital expenditures totaled $17.7 million and primarily related to the purchase of rental inventory and information systems and related costs at GES and new tour buses at Brewster.
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
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares repurchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively, with 741,800 shares available for repurchase as of June 30, 2008. During the six months ended June 30, 2008, the Company repurchased 50,061 shares for $1.6 million related to tax withholding requirements on vested share-based awards.
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
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2008 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position, results of operations or liquidity.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of June 30, 2008, there was a remaining environmental remediation liability of $8.3 million related to previously sold operations of which $3.6 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”
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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of June 30, 2008, Viad had recorded goodwill of $185.3 million, $11.8 million and $41.2 million related to GES, Experiential Marketing Services and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of June 30, 2008, Viad had intangible assets with indefinite lives of $11.9 million, which primarily consist of trademarks and trade names at GES and Becker Group. The fair value of these intangibles is estimated based on expected future cash flows.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of June 30, 2008 and December 31, 2007, Viad had gross deferred tax assets of $58.2 million and $62.2 million, respectively. As of both June 30, 2008 and December 31, 2007, Viad had a valuation allowance recorded of $325,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of June 30, 2008 and December 31, 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $11.7 million and $12.8 million, respectively. In addition, as of June 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $5.2 million and $5.1 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2008 and 2007, Viad recorded tax-related interest expense of $313,000 and $303,000, respectively. During the six months ended June 30, 2008 and 2007, Viad recorded tax-related interest expense of $605,000 and $594,000, respectively.

     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2008 and December 31, 2007. In addition, as of June 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $248,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of June 30, 2008, the entire amount of unrecognized tax benefits for continuing operations of $11.7 million (excluding federal income tax effects of $2.4 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues have been raised regarding the tax treatment of specific intercompany debt transactions. Although the Company had not previously recognized any tax benefits associated with those transactions in the financial statements, the Company believes that the ultimate resolution of these issues could involve tax assessments, including accrued interest, and may result in substantial cash payments upon settlement. The Company also has other uncertain tax positions in various domestic jurisdictions, for which the unrecognized tax benefits may significantly decrease due to effective settlements, a lapse in the applicable statute of limitations and other factors. Accordingly, the Company believes that it is reasonably possible that approximately $7.9 million (excluding federal income tax effects of $1.3 million) of its uncertain tax positions could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in substantial cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.8 million as of June 30, 2008. Of this total, $15.9 million related to workers’ compensation liabilities and the remaining $6.9 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $10.7 million as of June 30, 2008, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $4.2 million and $3.8 million for the second quarters of 2008 and 2007, respectively.
     Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $711,000 to its funded pension plans and $801,000 to its unfunded pension plans in 2008, of which the Company has contributed $286,000 and $389,000 as of June 30, 2008, respectively.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2008, of which $390,000 has been contributed as of June 30, 2008.
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
     Share-based compensation — Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”), which was approved at the 2007 Annual Meeting of Shareholders. The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) had a ten-year life and terminated effective in May 2007. No further awards were granted under the 1997 Plan after its termination. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have either been exercised, forfeited or expired. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2008 and 2007 was $1.2 million and $3.7 million, respectively, and $3.9 million and $6.0 million, during the six months ended June 30, 2008 and 2007, respectively. Furthermore, the total tax benefits related to such costs were $436,000 and $1.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.5 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2008 or 2007.
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
Impact of Recent Accounting Pronouncements:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad has not applied the provisions of SFAS No. 157 include the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Furthermore, the Company believes that the full adoption of SFAS No. 157 will not have a material impact on Viad’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its financial position or results of operations.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to the effective date. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, Viad will adopt FSP FAS 142-3 on January 1, 2009 and will apply its provisions prospectively.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that the adoption of SFAS No. 162 will not have a material impact on its financial position or results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment

Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Accordingly, Viad will adopt the FSP EITF 03-6-1 on January 1, 2009. During 2008 and prior years, the Company has certain share-based payment transactions which would be subject to the guidance set forth in FSP EITF 03-6-1. Viad has not yet determined if the adoption of FPS EITF 03-6-1 will have a material impact on its financial position or results of operations.
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2007 Annual Report.
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
     Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $45.0 million and $47.9 million as of June 30, 2008 and December 31, 2007, respectively. During the three and six months ended June 30, 2008, unrealized foreign currency translation losses of $839,000 and 2.9 million were recorded in other comprehensive income, respectively.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.00 and 0.93 for the second quarters of 2008 and 2007, respectively. As the Canadian operations generated aggregate operating income in the second quarter of 2008, Viad’s segment operating income has been favorably impacted by approximately $357,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the six months ended June 30, 2008 and 2007 were 0.99 and 0.97, respectively. As the Canadian operations generated aggregate operating income in the first six months of 2008, Viad’s segment operating income has been favorably impacted by approximately $48,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.99 for both the second quarters of 2008 and 2007. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the six months ended June 30, 2008 and 2007 were 1.99 and 1.98, respectively. Accordingly, Viad’s segment operating income from its United Kingdom operations was not materially impacted by exchange rate fluctuations in the second quarter or first six months of 2008.
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of June 30, 2008, Viad had variable rate debt outstanding of $8.7 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of June 30, 2008, there were no fuel contracts outstanding.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2008, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

`

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the second quarter of 2008 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased (#)	Per Share ($)	Programs	Programs (1)
None	—	—	—	741,800

Total	—	—	—	741,800

(1)	Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were repurchased during the second quarter of 2008. Shares repurchased in 2007 and 2006 under these programs totaled 781,700 and 1,476,500, respectively. The authorizations of the Board of Directors do not have expiration dates.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of stockholders of Viad Corp was held on May 20, 2008.

(b)	Not applicable — (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

1.	The election of Directors as follows:

	Affirmative	Vote
	Vote	Against	Abstentions
Wayne G. Allcott	19,127,936	106,715	163,253

Paul B. Dykstra	19,108,471	130,346	159,087
2.	The appointment of Deloitte & Touche LLP as Viad’s independent registered public accounting firm for fiscal year 2008:

Affirmative Vote	19,144,542

Against	93,737

Abstentions	159,625
Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP

(Registrant)

August 7, 2008	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)