Form 10-Q
period 2008-09-30
VIAD CORP
filed 2008-11-07
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 31, 2008, 20,473,831 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,883	$165,069
Accounts receivable, net of allowance for doubtful accounts of $1,789 and $1,569, respectively	78,415	53,099
Inventories	51,873	52,664
Deferred income taxes	19,664	20,567
Other current assets	16,209	15,222

Total current assets	319,044	306,621
Property and equipment, net	173,255	168,893
Other investments and assets	27,022	30,312
Deferred income taxes	18,717	34,704
Goodwill	231,940	228,170
Other intangible assets, net	24,127	12,663

Total Assets	$794,105	$781,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,602	$68,442
Other current liabilities	116,941	117,152
Current portion of long-term debt and capital lease obligations	2,535	2,462

Total current liabilities	197,078	188,056
Long-term debt and capital lease obligations	10,331	11,714
Pension and postretirement benefits	22,870	23,099
Other deferred items and liabilities	60,948	82,665
Commitments and contingencies (Note 15)
Minority interest	6,653	5,984
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	622,687	635,099
Retained earnings	95,369	51,445
Unearned employee benefits and other	(8,119)	(8,754)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	184	481
Cumulative foreign currency translation adjustments	33,324	47,905
Unrecognized net actuarial loss and prior service credit	(2,214)	(1,697)
Common stock in treasury, at cost, 4,423,058 and 4,363,956 shares, respectively	(282,408)	(292,036)

Total common stock and other equity	496,225	469,845

Total Liabilities and Stockholders’ Equity	$794,105	$781,363

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues:
Convention and event services	$205,057	$141,611	$661,629	$569,113
Exhibits and environments	46,791	36,845	173,196	142,928
Travel and recreation services	50,514	50,348	80,194	76,179

Total revenues	302,362	228,804	915,019	788,220

Costs and expenses:
Costs of services	227,136	176,007	663,228	576,587
Costs of products sold	49,164	39,754	176,070	142,364
Business interruption insurance proceeds	—	(146)	—	(146)
Corporate activities	2,659	2,342	7,312	7,365
Restructuring charges (recoveries)	(124)	693	(124)	1,903
Impairment recoveries	—	(72)	—	(172)
Interest income	(809)	(1,461)	(2,562)	(4,642)
Interest expense	430	407	1,308	1,252

Total costs and expenses	278,456	217,524	845,232	724,511

Income before income taxes and minority interest	23,906	11,280	69,787	63,709
Income tax expense	6,235	1,843	22,532	21,972
Minority interest	913	862	669	825

Income from continuing operations	16,758	8,575	46,586	40,912
Income (loss) from discontinued operations	—	(37)	(210)	65

Net income	$16,758	$8,538	$46,376	$40,977

Diluted income per common share
Income from continuing operations	$0.81	$0.41	$2.25	$1.95
Income (loss) from discontinued operations	—	—	(0.01)	—

Net income	$0.81	$0.41	$2.24	$1.95

Weighted-average outstanding and potentially dilutive common shares	20,650	20,787	20,662	20,965

Basic income per common share
Income from continuing operations	$0.83	$0.42	$2.30	$1.99
Income (loss) from discontinued operations	—	—	(0.01)	0.01

Net income	$0.83	$0.42	$2.29	$2.00

Weighted-average outstanding common shares	20,294	20,345	20,253	20,521

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$16,758	$8,538	$46,376	$40,977

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	(153)	6	(297)	80
Unrealized gains (losses) on derivative financial instruments:
Holding gains (losses) arising during the period, net of tax	—	(38)	—	103
Unrealized foreign currency translation adjustments	(11,639)	12,374	(14,581)	24,922
Pension and postretirement benefit plans:
Amortization of prior service credit, net of tax	(270)	(189)	(681)	(568)
Amortization of net actuarial loss, net of tax	21	190	164	332

Other comprehensive income (loss)	(12,041)	12,343	(15,395)	24,869

Comprehensive income	$4,717	$20,881	$30,981	$65,846

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$46,376	$40,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,388	16,965
Deferred income taxes	7,562	(3,997)
Loss (income) from discontinued operations	210	(65)
Restructuring charges (recoveries)	(124)	1,903
Impairment recoveries	—	(172)
Gains on dispositions of property and other assets	(88)	(229)
Share-based compensation expense	6,654	7,154
Tax benefits from share-based compensation arrangements	562	2,237
Excess tax benefits from share-based compensation arrangements	(361)	(1,512)
Other non-cash items, net	4,118	3,682
Change in operating assets and liabilities:
Receivables	(24,781)	(22,219)
Inventories	1,819	(2,425)
Accounts payable	11,506	20,698
Restructuring liabilities	(1,646)	(3,068)
Accrued compensation	(4,753)	2,681
Customer deposits	(4,453)	4,137
Other assets and liabilities, net	(11,724)	(15,583)

Net cash provided by operating activities	52,265	51,164

Cash flows from investing activities:
Capital expenditures	(32,049)	(23,388)
Proceeds from sale of short-term investments	3,980	—
Acquisition of businesses, net of cash acquired	(23,334)	(33,164)
Proceeds from dispositions of property and other assets	532	717

Net cash used in investing activities	(50,871)	(55,835)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(2,108)	(1,767)
Dividends paid on common stock	(2,491)	(2,502)
Excess tax benefits from share-based compensation arrangements	361	1,512
Proceeds from exercise of stock options	3,700	1,984
Common stock purchased for treasury	(11,695)	(28,188)

Net cash used in financing activities	(12,233)	(28,961)

Effect of exchange rate changes on cash and cash equivalents	(1,347)	3,289

Net decrease in cash and cash equivalents	(12,186)	(30,343)
Cash and cash equivalents, beginning of year	165,069	178,073

Cash and cash equivalents, end of period	$152,883	$147,730

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$15,692	$18,854

Interest	$903	$873

Equipment acquired under capital leases	$633	$1,078

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2007, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on February 29, 2008.
     The condensed consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. As described in Note 4, Viad acquired The Becker Group, Ltd. (“Becker Group”) on January 4, 2008. Becker Group has been included with Exhibitgroup/Giltspur to form the Experiential Marketing Services segment. Viad’s other reportable segments consist of GES Exposition Services, Inc. (“GES”) and Travel and Recreation Services. The Travel and Recreation Services segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.
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
     Viad issues shares related to its share-based compensation awards from shares held in treasury. During the nine months ended September 30, 2008 and 2007, the Company repurchased 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested restricted stock and performance-based restricted stock (“PBRS”).
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2008 and 2007 was $2.8 million and $1.1 million, respectively, and $6.7 million and $7.2 million, during the nine months ended September 30, 2008 and 2007, respectively. Furthermore, the total tax benefits related to such costs were $1.1 million and $412,000 for the three months ended September 30, 2008 and 2007, respectively, and $2.5 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively. No share-based compensation costs were capitalized during the nine months ended September 30, 2008 or 2007.

     The following table summarizes stock option activity during the nine months ended September 30, 2008:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2008	727,438	$24.93	548,117
Granted	26,600	33.81
Exercised	(143,659)	22.56
Forfeited	(9,194)	25.92

Options outstanding at September 30, 2008	601,185	25.87	463,037

     The following table summarizes information concerning stock options outstanding and exercisable as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $20.77	75,520	4.1 years	$19.58	75,520	$19.58
$22.29 to $24.05	103,727	2.2 years	23.88	103,727	23.88
$24.22 to $26.07	154,107	2.9 years	25.15	137,530	25.26
$26.31 to $26.63	154,185	3.3 years	26.34	91,229	26.35
$28.15 to $38.44	113,646	3.7 years	32.20	55,031	29.61

$18.40 to $38.44	601,185	3.2 years	25.87	463,037	24.76

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of September 30, 2008, there were 62,784 of such options outstanding of which 57,049 were exercisable, both with exercise prices ranging from $17.74 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 2.7 years. During the nine months ended September 30, 2008, 25,246 options were exercised by MoneyGram employees at exercise prices ranging from $18.57 to $28.15.
     The aggregate intrinsic value related to stock options outstanding as of September 30, 2008 was $1.8 million and is based on the weighted-average exercise price and Viad’s closing stock price of $28.79 as of September 30, 2008. The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2008 and 2007 was $1.2 million and $1.7 million, respectively. The fair value of stock options that vested during the nine months ended September 30, 2008 and 2007 was $597,000 and $572,000, respectively. During the nine months ended September 30, 2008 and 2007, Viad received cash proceeds from the exercise of stock options of $3.7 million and $2.0 million, respectively. The tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $562,000 and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively.
     Restricted stock awards were granted during the nine months ended September 30, 2008 and 2007, the grant date fair values of which were based on the fair market value on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Viad expects to recognize the unamortized cost of all outstanding restricted stock awards in the consolidated financial statements over a weighted-average period of approximately 2.4 years. Viad also granted awards of PBRS during the nine months ended September 30, 2008 and 2007. The weighted-average grant date fair values are based on the fair market value on the date of grant. PBRS vests based on the extent to which certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year and the remaining earned shares will vest in one-third increments each year over the next two years on January 1. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years. Viad expects to recognize the unamortized costs of all outstanding PBRS awards in the consolidated financial statements over a weighted-average period of approximately 2.0 years.

     The following table summarizes restricted stock and PBRS activity during the nine months ended September 30, 2008:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2008	345,800	$32.40	91,912	$32.85
Granted	104,385	33.79	55,000	33.84
Vested	(86,600)	26.30	(52,084)	30.79
Forfeited	(5,300)	34.70	—	—

Balance at September 30, 2008	358,285	34.25	94,828	35.56

     During the nine months ended September 30, 2008 and 2007, Viad granted awards of 102,960 and 67,260 units, respectively, to key employees under the performance unit plan (“PUP”). PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability related to PUP awards is recorded at estimated fair value based on the number of units expected to vest, and is remeasured on each balance sheet date until the time of cash settlement. As of September 30, 2008 and December 31, 2007, Viad had liabilities recorded of $4.9 million and $9.6 million related to the PUP awards, respectively. Share-based compensation expense attributable to PUP awards (recognized ratably over the requisite service period of approximately three years) for the nine months ended September 30, 2008 and 2007 was $2.1 million and $2.4 million, respectively. The PUP award for the 2005-2007 period vested December 31, 2007 and a payout of $6.7 million was distributed in March 2008. No PUP awards vested during the nine months ended September 30, 2008 or 2007 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods.
Note 3. Impairment Recoveries
     During the nine months ended September 30, 2007, Viad recorded impairment recoveries related to claims associated with Hurricane Katrina of $172,000 (including $72,000 during the three months ended September 30, 2007). This amount is included in the consolidated statements of operations under the caption “Impairment recoveries.” In addition, during the three months ended September 30, 2007, Viad received an additional $146,000 related to its business interruption insurance claim at Exhibitgroup/Giltspur which is included in the consolidated statements of operations under the caption “Business interruption insurance proceeds.”
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

     In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. The purchase price allocation involves estimates, which may be adjusted during the allowable allocation period of one year from the date of acquisition. The following condensed balance sheet information represents the amounts assigned to each major asset and liability caption of Becker Group as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$1,263
Accounts receivable	1,387
Inventories	1,028
Other current assets	1,532
Property and equipment	1,673
Goodwill	11,563
Other intangible assets	14,983

Total assets acquired	33,429

Accounts payable	(1,675)
Customer deposits	(592)
Other current liabilities	(1,559)
Deferred taxes	(4,801)
Other non-current liabilities	(205)

Total liabilities assumed	(8,832)

Purchase price	$24,597

     The Company recorded $11.6 million of goodwill in connection with the transaction, which is included in the Experiential Marketing Services reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill include Becker Group’s strong presence and reputation in its established markets, future growth opportunities and its experienced management team. The goodwill related to the Becker Group acquisition is not deductible for tax purposes. The amounts assigned to other intangible assets include $3.7 million of non-amortizable trademarks and trade names and $11.3 million of intangible assets subject to amortization. The amortizable intangible assets consist of $7.8 million of customer contracts and relationships, $2.0 million of design libraries, $1.2 million of non-compete agreements and $233,000 of proprietary technology. The weighted-average amortization periods for Becker Group’s customer contracts and relationships, design libraries, non-compete agreements and proprietary technology assets as of September 30, 2008 were approximately: 4.3 years, 5.2 years, less than one year and 1.2 years, respectively. The weighted-average amortization period of the aggregate amortized intangible assets as of September 30, 2008 was approximately 4.1 years. See Note 7.
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

The following table summarizes the unaudited pro forma results of operations of Viad for the three and nine months ended September 30, 2007, assuming that the acquisitions of Becker Group and Melville had both been completed at the beginning of each period:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
	(in thousands, except per share data)
Revenue	$230,948	$801,899
Income from continuing operations	$6,732	$36,696
Net income	$6,695	$36,761
Diluted net income per share	$0.32	$1.75
Basic net income per share	$0.33	$1.79
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
Note 5. Inventories
     The components of inventories were as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Raw materials	$30,595	$28,613
Work in process	21,278	24,051

Inventories	$51,873	$52,664

Note 6. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Land	$26,100	$27,495
Buildings and leasehold improvements	93,888	95,741
Equipment and other	278,333	261,917

	398,321	385,153
Accumulated depreciation	(225,066)	(216,260)

Property and equipment, net	$173,255	$168,893

     Depreciation expense for the three months ended September 30, 2008 and 2007 was $6.8 million and $5.7 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $19.0 million and $16.2 million, respectively.

Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

		Experiential	Travel and
	GES	Marketing	Recreation	Total
	(in thousands)
Balance at January 1, 2008	$185,676	$—	$42,494	$228,170
Business acquisition	—	11,563	—	11,563
Foreign currency translation adjustments	(4,509)	—	(3,284)	(7,793)

Balance at September 30, 2008	$181,167	$11,563	$39,210	$231,940

     A summary of other intangible assets as of September 30, 2008 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$11,011	$(1,511)	$9,500
Design libraries	2,020	(169)	1,851
Non-compete agreements	3,132	(2,021)	1,111
Proprietary technology	783	(260)	523
Other	91	(34)	57

	17,037	(3,995)	13,042

Unamortized intangible assets:
Trademarks and trade names	11,055	—	11,055
Other	30	—	30

	11,085	—	11,085

Total	$28,122	$(3,995)	$24,127

     A summary of other intangible assets as of December 31, 2007 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$3,555	$(548)	$3,007
Non-compete agreements	2,050	(1,202)	848
Proprietary technology	582	(90)	492
Other	97	(18)	79

	6,284	(1,858)	4,426

Unamortized intangible assets:
Trademarks and trade names	8,207	—	8,207
Other	30	—	30

	8,237	—	8,237

Total	$14,521	$(1,858)	$12,663

     Intangible asset amortization expense for the three months ended September 30, 2008 and 2007 was $772,000 and $312,000, respectively, and $2.3 million and $774,000 for the nine months ended September 30, 2008 and 2007, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2008	$761
2009	$3,036
2010	$2,230
2011	$1,890
2012 and thereafter	$5,125
Note 8. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Continuing operations:
Customer deposits	$43,271	$47,132
Accrued compensation	30,919	34,248
Self-insured liability accrual	8,490	7,984
Accrued income taxes	6,079	787
Accrued sales and use taxes	3,569	3,406
Accrued restructuring	1,975	3,015
Accrued dividends	867	869
Other	17,461	15,400

	112,631	112,841

Discontinued operations:
Environmental remediation liabilities	3,588	2,510
Self-insured liability accrual	636	591
Other	86	1,210

	4,310	4,311

Total other current liabilities	$116,941	$117,152

     Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,249	$13,931
Accrued income taxes	7,230	17,354
Accrued compensation	6,862	8,286
Accrued restructuring	4,960	6,006
Foreign deferred tax liability	2,832	5,086
Deferred gain on sale of property	1,853	2,578
Other	5,992	9,973

	43,978	63,214

Discontinued operations:
Self-insured liability accrual	9,935	10,351
Environmental remediation liabilities	4,356	5,806
Accrued income taxes	895	856
Other	1,784	2,438

	16,970	19,451

Total other deferred items and liabilities	$60,948	$82,665

Note 9. Debt
     As of September 30, 2008, Viad’s total debt of $12.9 million consisted of $4.5 million of capital lease obligations and an $8.4 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. As of September 30, 2008, Viad was in compliance with all covenants.
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

		Fair Value Measurement at September 30, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobserved
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$61,311	$61,311	$—	$—
Other mutual funds	2,156	2,156	—	—

Total	$63,467	$63,467	$—	$—

Note 11. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Income from continuing operations	$16,758	$8,575	$46,586	$40,912

Weighted-average outstanding common shares	20,294	20,345	20,253	20,521
Additional dilutive shares related to share-based compensation	356	442	409	444

Weighted-average outstanding and potentially dilutive common shares	20,650	20,787	20,662	20,965

Diluted income per share from continuing operations	$0.81	$0.41	$2.25	$1.95

Basic income per share from continuing operations	$0.83	$0.42	$2.30	$1.99

     Options to purchase 43,000 and 17,000 shares of common stock were outstanding during the nine months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 12. Income Taxes
     A reconciliation of income tax expense and the amount that would be computed using statutory federal income tax rates for the nine months ended September 30 is as follows:

	2008		2007
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$24,425	35.0%	$22,298	35.0%
State income taxes, net of federal benefit	2,044	2.9%	1,989	3.1%
Tax resolutions, net	(3,177)	(4.5%)	(1,906)	(3.0%)
Other, net	(760)	(1.1%)	(409)	(0.6%)

Income tax expense	$22,532	32.3%	$21,972	34.5%

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany. Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2008 and December 31, 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $9.1 million and $12.8 million, respectively. In addition, as of September 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $4.3 million and $5.1 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended September 30, 2008 and 2007, Viad recorded tax-related interest expense of $117,000 and $343,000, respectively. During the nine months ended September 30, 2008 and 2007, Viad recorded tax-related interest expense of $722,000 and $937,000, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2008 and December 31, 2007. In addition, as of September 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $260,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

     The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the nine months ended September 30, 2008:

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)
Balance at January 1, 2008	$12,802	$636	$13,438
Reductions for tax positions taken in prior years	(3,448)	—	(3,448)
Foreign currency translation adjustment	(286)	—	(286)

Balance at September 30, 2008	$9,068	$636	$9,704

     As of September 30, 2008, the entire amount of unrecognized tax benefits for continuing operations of $9.1 million (excluding federal income tax effects of $1.5 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues have been raised regarding the tax treatment of specific intercompany debt transactions. Although the Company had not previously recognized any tax benefits associated with those transactions in the financial statements, the Company believes that the ultimate resolution of these issues could involve tax assessments, including accrued interest, and may result in substantial cash payments upon settlement. The Company also has other uncertain tax positions in various domestic jurisdictions, for which the unrecognized tax benefits may significantly decrease due to effective settlements, a lapse in the applicable statute of limitations and other factors. Accordingly, the Company believes that it is reasonably possible that approximately $5.1 million (excluding federal income tax effects of $236,000) of its uncertain tax positions and approximately $2.3 million of related interest and penalties (excluding federal income tax effects of $82,000) could be resolved or settled within the next 12 months, which could reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in substantial cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Viad’s 2004 through 2007 U.S. federal tax years and various state tax years from 2002 through 2007 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2007 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in Viad’s consolidated balance sheet unless they are expected to be paid within the next year. As of September 30, 2008 and December 31, 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $8.1 million and $18.2 million, respectively, were classified as non-current liabilities.
Note 13. Pension and Postretirement Benefits
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$55	$76	$16	$17	$93	$108
Interest cost	353	313	269	244	166	154
Expected return on plan assets	(245)	(186)	(99)	(93)	(180)	(77)
Amortization of prior service cost (credit)	21	51	(461)	(362)	—	(303)
Recognized net actuarial loss	110	109	4	99	—	—

Net periodic benefit cost (credit)	$294	$363	$(271)	$(95)	$79	$(118)

     For the nine months ended September 30, the net periodic benefit cost for Viad’s pension and postretirement benefit plans included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)
Service cost	$155	$172	$48	$55	$285	$307
Interest cost	963	868	769	780	511	439
Expected return on plan assets	(633)	(558)	(263)	(279)	(553)	(220)
Amortization of prior service cost (credit)	57	155	(1,171)	(1,086)	—	(864)
Recognized net actuarial loss	292	327	142	371	—	—

Net periodic benefit cost (credit)	$834	$964	$(475)	$(159)	$243	$(338)

     Viad expects to contribute $638,000 to its funded pension plans, $790,000 to its unfunded pension plans and $600,000 to its postretirement benefit plans in 2008. As of September 30, 2008, Viad had contributed $602,000 to its funded pension plans, $591,000 to its unfunded pension plans and $288,000 to its postretirement benefit plans.
Note 14. Restructuring
     During 2007, Exhibitgroup/Giltspur recorded restructuring charges totaling $2.0 million consisting of severance and other employee benefits associated with an organizational realignment. As of September 30, 2008, a liability remained of $17,000 which was included in the consolidated balance sheets under the caption “Other current liabilities.” This liability is expected to be paid by the end of 2008. Additionally, in conjunction with the acquisition of Melville, GES recorded a restructuring liability of $1.7 million consisting primarily of costs associated with the planned consolidation of duplicate facilities at Melville, certain severance and other employee benefit costs and other exit costs. GES had completed the restructuring activities by December 31, 2007; however, payments due under the long-term lease obligations will continue to be made over the remaining terms of the lease agreements. As of September 30, 2008, there was a remaining liability of $1.1 million of which $140,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $970,000 under the caption “Other deferred items and liabilities.”
     Viad had previously recorded restructuring charges resulting from the consolidation of certain leased office space at its corporate headquarters. Viad revises this estimated future obligation annually and during the three months ended 2008 and 2007 recorded recoveries of $42,000 and $61,000, respectively. As of September 30, 2008, a liability of $671,000 remained of which $247,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $424,000 under the caption “Other deferred items and liabilities.”
     In 2002, Viad approved a restructuring plan related to Exhibitgroup/Giltspur and as of September 30, 2008, a liability remained of $660,000 (comprised solely of future lease payment obligations) of which $336,000 and $324,000 were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. In 2001, Viad approved a plan of restructuring and as of September 30, 2008, a liability remained of $4.5 million (comprised solely of future lease payment obligations), of which $1.2 million and $3.3 million were included in the consolidated balance sheets under the captions “Other current liabilities” and “Other deferred items and liabilities,” respectively. Payments due under long-term lease obligations will continue to be made over the remaining terms of the lease agreements. During the three months ended September 30, 2008, Viad reversed restructuring reserves of $82,000 related to the 2001 restructuring.
     A summary of the changes in Viad’s restructuring liability balances for the nine months ended September 30, 2008 is as follows:

	2007	2004	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(in thousands)
Balance at January 1, 2008	$1,472	$897	$848	$5,804	$9,021
Cash payments	(213)	—	(188)	(1,245)	(1,646)
Adjustment to liability	—	(184)	—	—	(184)
Restructuring recoveries	—	(42)	—	(82)	(124)
Foreign currency translation adjustment	(132)	—	—	—	(132)

Balance at September 30, 2008	$1,127	$671	$660	$4,477	$6,935

Note 15. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2008, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2008, there was a remaining environmental remediation liability of $7.9 million related to previously sold operations of which $3.6 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.3 million under the caption “Other deferred items and liabilities.”
     As of September 30, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2008 would be $39.4 million. Of this amount, $39.3 million related to guarantees on leased facilities and certain equipment expiring through October 2017 and $57,000 related to credit or lease arrangements with a bank which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for three one-year periods and now expires on December 31, 2008. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. The Park Service has indicated that the contract will be extended through December 31, 2009. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 20 percent of Travel and Recreation Services’ full year 2007 segment operating income.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
GES	$203,278	$151,616	$676,598	$589,333
Experiential Marketing Services	48,570	26,840	158,227	122,708
Travel and Recreation Services	50,514	50,348	80,194	76,179

	$302,362	$228,804	$915,019	$788,220

Segment operating income (loss):
GES	$7,941	$(2,744)	$57,745	$51,495
Experiential Marketing Services	(3,594)	(6,181)	(5,770)	(6,277)
Travel and Recreation Services	21,715	22,114	23,746	24,197

	26,062	13,189	75,721	69,415
Corporate activities	(2,659)	(2,342)	(7,312)	(7,365)

	23,403	10,847	68,409	62,050
Interest income	809	1,461	2,562	4,642
Interest expense	(430)	(407)	(1,308)	(1,252)
Restructuring recoveries (charges):
GES	82	—	82	—
Experiential Marketing Services	—	(754)	—	(1,964)
Corporate	42	61	42	61
Impairment recoveries	—	72	—	172

Income before income taxes and minority interest	$23,906	$11,280	$69,787	$63,709

	September 30,	December 31,
	2008	2007
	(in thousands)
Assets:
GES	$373,525	$372,303
Experiential Marketing Services	118,513	77,279
Travel and Recreation Services	141,727	139,465
Corporate and other	160,340	192,316

	$794,105	$781,363

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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for certain of its pension and postretirement benefit plans and will adopt the remaining provisions of SFAS No. 158 on December 31, 2008. The Company believes that the adoption of the remaining provisions of SFAS No. 158 will not have a material impact on its financial position or results of operations.
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
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Accordingly, Viad will adopt FSP EITF 03-6-1 on January 1, 2009. During 2008 and prior years, the Company has certain share-based payment transactions which would be subject to the guidance set forth in FSP EITF 03-6-1. Viad has not yet determined if the adoption of FPS EITF 03-6-1 will have a material impact on its financial position or results of operations.
Note 18. Common Stock Repurchases
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares purchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively. During the nine months ended September 30, 2008 and 2007, Viad repurchased 328,000 common shares for $10.1 million and 781,700 common shares for $28.2 million, respectively. Subsequent to September 30, 2008 and prior to the filing of this quarterly report, during the period from October 31, 2008 through November 6, 2008, Viad repurchased an additional 180,919 shares for $4.0 million. The authorizations of the Board of Directors do not have expiration dates and 232,881 shares are available for repurchase as of November 6, 2008. Additionally, during the nine months ended September 30, 2008 and 2007, the Company repurchased 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested restricted stock and PBRS.
Note 19. Discontinued Operations
     During the nine months ended September 30, 2008, Viad recorded a loss of $210,000 related to certain obligations associated with previously sold operations. During the nine months ended September 30, 2007, Viad recorded income of $65,000 primarily related to tax and other matters associated with previously sold operations.

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
     Experiential Marketing Services — This segment consists of Exhibitgroup/Giltspur and its segment affiliates (“Exhibitgroup/Giltspur”) and Becker Group. Exhibitgroup/Giltspur is an integrated experience marketing agency that specializes in exhibits, events and other face-to-face marketing opportunities. Exhibitgroup/Giltspur combines its core services of custom design, construction and marketing expertise with an ability to provide complete event program management. It leverages its global network to efficiently manage client programs. Its services include: design; integrated marketing including pre- and post event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services. Exhibitgroup/Giltspur also provides portable and “modular” exhibits, kiosks for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors centers, showrooms and retail interiors. Becker Group is an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America.
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
     The following are financial highlights of the third quarter of 2008 as compared to the third quarter of 2007 that are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $302.4 million compared to $228.8 million in the third quarter of 2007

•	Net income of $16.8 million versus $8.5 million in 2007

•	Diluted income per share of $0.81 versus $0.41 in 2007

•	Cash and cash equivalents totaled $152.9 million as of September 30, 2008

•	Debt was $12.9 million as of September 30, 2008

•	Viad repurchased 328,000 shares of its common stock for $10.1 million

     GES
•	Revenues of $203.3 million, an increase of 34.1 percent from 2007

•	Segment operating income of $7.9 million, compared to a loss of $2.7 million in 2007
     Experiential Marketing Services
•	Revenues of $48.6 million, an increase of 81.0 percent from 2007

•	Segment operating loss of $3.6 million, compared to a loss of $6.2 million in 2007
     Travel and Recreation Services
•	Revenues of $50.5 million, comparable to 2007 revenue of $50.3 million

•	Segment operating income of $21.7 million, a decrease of 1.8 percent from 2007
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
     A reconciliation of Adjusted EBITDA to net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
		(in thousands)
Adjusted EBITDA	$30,967	$16,722	$91,814	$80,929
Impairment recoveries	—	72	—	172
Interest expense	(430)	(407)	(1,308)	(1,252)
Income tax expense	(6,235)	(1,843)	(22,532)	(21,972)
Depreciation and amortization	(7,544)	(5,969)	(21,388)	(16,965)
Income (loss) from discontinued operations	—	(37)	(210)	65

Net income	$16,758	$8,538	$46,376	$40,977

     The increase in Adjusted EBITDA of $14.2 million for the third quarter of 2008 compared to the third quarter of 2007 was primarily driven by higher segment operating results at GES and Experiential Marketing Services. The increase in Adjusted EBITDA of $10.9 million for the first nine months of 2008 compared to 2007 was primarily due to higher segment operating results at GES and Experiential Marketing Services and restructuring charges in 2007, partially offset by lower interest income in 2008.
     See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:
Comparison of Third Quarter of 2008 to the Third Quarter of 2007
     Revenues for the third quarter of 2008 increased 32.1 percent to $302.4 million from $228.8 million in the third quarter of 2007. Income before income taxes and minority interest was $23.9 million for the third quarter of 2008 compared to $11.3 million in the third quarter of 2007. Viad’s income from continuing operations for the third quarter of 2008 was $16.8 million, or $0.81 per diluted share, up from $8.6 million, or $0.41 per diluted share, in the third quarter of 2007. This was largely the result of positive show rotation as well as new client wins at Exhibitgroup/Giltspur.
     Net income for the third quarter of 2008 was $16.8 million, or $0.81 per diluted share, compared to net income of $8.5 million, or $0.41 per diluted share, in the third quarter of 2007, which included a loss from discontinued operations of $37,000 primarily related to tax and other matters associated with previously sold operations.
     GES. Revenues for GES were $203.3 million for the third quarter of 2008, up 34.1 percent from $151.6 million in the third quarter of 2007. The increase in revenue resulted primarily from positive show rotation revenue of $53 million. Base same-show revenue declined 11.1 percent in the third quarter of 2008, driven largely by two major retail shows. Excluding those retail shows, base same-show revenue declined 3.0 percent, reflecting modest declines across all industry sectors as a result of the economic slow down. Management defines base same-show revenue growth as growth in exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 31 percent of GES’ revenue in the third quarter of 2008.
     Segment operating income was $7.9 million in the third quarter of 2008, compared to a loss of $2.7 million in the third quarter of 2007. The increase was primarily due to the increase in revenue.
     In general, the exhibition and event industry is experiencing signs of the economic slow-down, which is impacting trade show attendance and exhibitor participation, particularly in retail and consumer shows. Additionally, the pricing environment remains somewhat challenging. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Although GES has a diversified revenue base and long-term contracts for future shows, revenue growth is affected by general economic and industry-specific conditions. In 2009, management expects show rotation to negatively impact revenues by more than $60 million due to several major, non-annual shows that occurred in 2008. Management remains focused on increasing productivity and controlling costs, including the implementation of cost reduction efforts.
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
     Experiential Marketing Services. Revenues for Viad’s Experiential Marketing Services segment were $48.6 million in the third quarter of 2008, up 81.0 percent from $26.8 million in the third quarter of 2007. Included in the 2008 amount was $2.2 million of revenue earned by Becker Group. On an organic basis (without Becker Group’s revenue), revenue increased 72.9 percent to $46.4 million as compared to $26.8 million in the third quarter of 2007 driven by positive show rotation revenue of $13 million from the Farnborough International Airshow and new business at Exhibitgroup/Giltspur. Segment operating loss for the third quarter of 2008 was $3.6 million (including a loss of $2.7 million from Becker Group) compared to an operating loss of $6.2 million in the third quarter of 2007. On an organic basis (without Becker Group’s operating loss), segment operating results improved by $5.3 million to a loss of $909,000 due to the revenue growth at Exhibitgroup/Giltspur.
     Results of Viad’s Experiential Marketing Services segment are affected by seasonality. Exhibitgroup/Giltspur generally reports its highest revenues during the second quarter of each year. Becker Group generates a substantial portion of its full year revenues during the fourth quarter from the sale of large-scale, holiday-themed events and experiences. As a result of seasonality, Becker Group produced expected losses in each of the first three quarters. Management expects Becker Group to produce a substantial profit in the fourth quarter.
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
     Revenue growth is affected by general economic and industry-specific conditions and visibility over future revenues continues to be poor. Although the Experiential Marketing Services segment has a diversified revenue base, a portion of the segment’s revenue is generated from sales to regional shopping malls and lifestyle centers, including sales of holiday-themed events and experiences provided by Becker Group as well as retail merchandising units sold by Exhibitgroup/Giltspur. As a result of the economic slow-down, some shopping center clients have reduced their planned holiday décor spending for the fourth quarter of 2008.
     Travel and Recreation Services. Revenues of the travel and recreation services businesses were $50.5 million, up slightly compared to third quarter 2007 revenues of $50.3 million. Segment operating income was $21.7 million for the third quarter of 2008, down slightly from $22.1 million in the 2007 quarter. Brewster experienced a decline in passenger volumes as a result of reduced international travel to Canada. Glacier Park realized improved occupancy and room revenue at its inns and lodges due to stronger domestic travel.
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
     The operating results related to Viad’s Canadian travel and recreation subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.96 and 0.95 for the third quarters of 2008 and 2007, respectively. Accordingly, Viad’s consolidated third quarter results of operations were favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, was extended for three one-year periods and now expires on December 31, 2008. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. The Park Service has indicated that the contract will be extended through December 31, 2009. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 20 percent of Travel and Recreation Services’ full year 2007 segment operating income.
     Corporate Activities. Corporate activities totaled $2.7 million in the third quarter of 2008, compared to $2.3 million in the third quarter of 2007. The increase was primarily due to higher share-based compensation expense.
     Interest Income. Interest income totaled $809,000 in the third quarter of 2008, compared to $1.5 million in the third quarter of 2007. The decrease was primarily due to lower interest rates as well as lower cash balances.
     Income Taxes. The effective tax rate in the third quarter of 2008 on income before taxes and minority interest was 26.1 percent, compared to 16.3 percent in the third quarter of 2007. The low rates were primarily due to the net favorable resolution of tax matters of $2.3 million and $1.9 million in 2008 and 2007, respectively.
Comparison of First Nine Months of 2008 to the First Nine Months of 2007
     Revenues for the first nine months of 2008 increased 16.1 percent to $915.0 million from $788.2 million in 2007. The increase was primarily driven by positive show rotation at GES, new business and increased client spending at Exhibitgroup/Giltspur and an additional month of results from the February 1, 2007 acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited (collectively “Melville”). Income before income taxes and minority interest was $69.8 million for the first nine months of 2008, up 9.5 percent from $63.7 million for the comparable period in 2007. Income from continuing operations for the first nine months of 2008 was $46.6 million, or $2.25 per diluted share, compared to $40.9 million, or $1.95 per diluted share in the comparable period in 2007. These results reflect higher segment operating income at Exhibitgroup/Giltspur and GES, partially offset by the seasonal operating losses at Becker Group. Additionally, 2007 results include pre-tax income of $3.9 million at GES from the favorable resolution of a contract dispute.
     Net income for the first nine months of 2008 was $46.4 million, or $2.24 per diluted share, which included a loss from discontinued operations of $210,000, or $0.01 per diluted share, related to certain obligations associated with previously sold operations. This compares to net income of $41.0 million, or $1.95 per diluted share, for the first nine months of 2007, which included income from discontinued operations of $65,000 primarily related to tax and other matters associated with previously sold operations.
     GES. Revenues for GES were $676.6 million for the first nine months of 2008, an increase of 14.8 percent as compared to $589.3 million in the first nine months of 2007. The increase was primarily due to positive show rotation revenue of $71 million, growth in exhibitor discretionary revenue and $8.7 million from an additional month of results from Melville. Base same-show revenue declined 2.7 percent in the first nine months of 2008. Base same-shows represented approximately 35 percent of GES’ revenue in the first nine months of 2008.
     Segment operating income was $57.7 million in the first nine months of 2008, up 12.1 percent from $51.5 million in the 2007 period. Segment operating margins were 8.5 percent in the first nine months of 2008, compared to 8.7 percent in the 2007 period. The slight decline in segment operating margins was primarily due to $3.9 million of pre-tax income from a 2007 contract dispute, shifts in the mix of second quarter shows from higher margin to lower margin geographies and a decline in exhibitor participation at two major retail shows during the first and third quarters of 2008, partially offset by higher margins on rotating shows and the implementation of cost reduction efforts.
     Experiential Marketing Services. Revenues for Viad’s Experiential Marketing Services segment were $158.2 million in the first nine months of 2008, up 28.9 percent from $122.7 million in the comparable period in 2007. Included in the 2008 amount was $4.0 million of revenue earned by Becker Group. On an organic basis (without Becker Group’s revenue), revenue increased 25.7 percent to $154.2 million as compared to $122.7 million in the 2007 period, driven by increased client spending and new business at Exhibitgroup/Giltspur. Segment operating loss in the first nine months of 2008 was $5.8 million (including a loss of $7.5 million from Becker Group), compared to an operating loss of $6.3 million in the 2007 period. On an organic basis (without Becker Group’s operating loss), segment operating results improved by $8.0 million to income of $1.8 million due to revenue growth at Exhibitgroup/Giltspur.
     Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $80.2 million in the first nine months of 2008, up 5.3 percent as compared to $76.2 million in 2007. Segment operating income was $23.7 million for the first nine months of 2008, compared with $24.2 million for the first nine months of 2007. During the 2008 period, Brewster experienced a decline in passenger volumes as a result of reduced international travel to Canada. Glacier Park realized improved occupancy and room revenue at its inns and lodges due to stronger domestic travel.
     The operating results related to Viad’s travel and recreation subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.97 and 0.95 for the first nine months of 2008 and 2007, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Interest Income. Interest income totaled $2.6 million in the first nine months of 2008, compared to $4.6 million in the comparable period in 2007. The decrease was primarily due to lower interest rates as well as lower cash balances.
     Income Taxes. The effective tax rate in the first nine months of 2008 on income before taxes and minority interest was 32.3 percent, compared to 34.5 percent in the comparable period in 2007. The low rates were primarily due to the net favorable resolution of tax matters of $3.2 million and $1.9 million in 2008 and 2007, respectively.
Liquidity and Capital Resources:
     Cash and cash equivalents were $152.9 million as of September 30, 2008 as compared to $165.1 million as of December 31, 2007, with the decrease primarily due to capital expenditures, the acquisition of Becker Group and share repurchases, mostly offset by cash flow from operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of September 30, 2008 was $12.9 million compared to $14.2 million as of December 31, 2007. The debt-to-capital ratio was 0.025 to 1 as of September 30, 2008 compared with 0.029 to 1 as of December 31, 2007. Capital is defined as total debt and capital lease obligations plus minority interest and common stock and other equity.
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

     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. As of September 30, 2008, Viad had an outstanding borrowing of $8.4 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2008, Viad was in compliance with all covenants.
     As of September 30, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2008 would be $39.4 million. Of this amount, $39.3 million related to guarantees on leased facilities and certain equipment expiring through October 2017 and $57,000 related to credit or lease arrangements with a bank which expire concurrent with the lease arrangements. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Under a Shelf Registration filed with the Securities and Exchange Commission (the “SEC”), Viad can issue up to an aggregate $500 million of debt and equity securities. No securities have been issued under the program, which expires December 1, 2008.
     Capital expenditures for the first nine months of 2008 totaled $32.0 million and primarily related to the purchase of equipment and information systems and related costs at GES and new tour buses at Brewster. For the first nine months of 2007 capital expenditures totaled $23.4 million and primarily related to the purchase of rental inventory and information systems and related costs at GES and new tour buses at Brewster.
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
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares repurchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively. During the nine months ended September 30, 2008, the Company repurchased 328,000 shares for $10.1 million. Subsequent to September 30, 2008 and prior to the filing of this quarterly report, during the period from October 31, 2008 through November 6, 2008, Viad repurchased an additional 180,919 shares for $4.0 million. The authorizations of the Board of Directors do not have expiration dates and 232,881 shares are available for repurchase as of November 6, 2008. Additionally, during the nine months ended September 30, 2008, the Company repurchased 50,061 shares for $1.6 million related to tax withholding requirements on vested share-based awards.
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
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2008 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position, results of operations or liquidity.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of September 30, 2008, there was a remaining environmental remediation liability of $7.9 million related to previously sold operations of which $3.6 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.3 million under the caption “Other deferred items and liabilities.”
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
     Goodwill and other intangible assets — Viad performs annual impairment testing of its goodwill based on the estimated fair value of its reporting units, which is estimated based on discounted expected future cash flows using a weighted-average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. Viad’s policy is to test goodwill for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of September 30, 2008, Viad had recorded goodwill of $181.2 million, $11.6 million and $39.2 million related to GES, Experiential Marketing Services and Travel and Recreation Services, respectively.
     Viad also performs annual impairment testing of its intangible assets not subject to amortization. Viad’s policy is to test intangible assets not subject to amortization for impairment annually as of October 31 of each year or more frequently if indications of impairment exist. As of September 30, 2008, Viad had intangible assets with indefinite lives of $11.1 million, which primarily consist of trademarks and trade names at GES and Becker Group. The fair value of these intangibles is estimated based on expected future cash flows.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of September 30, 2008 and December 31, 2007, Viad had gross deferred tax assets of $55.0 million and $62.2 million, respectively. As of both September 30, 2008 and December 31, 2007, Viad had a valuation allowance recorded of $325,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2008 and December 31, 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $9.1 million and $12.8 million, respectively. In addition, as of September 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $4.3 million and $5.1 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended September 30, 2008 and 2007, Viad recorded tax-related interest expense of $117,000 and $343,000, respectively. During the nine months ended September 30, 2008 and 2007, Viad recorded tax-related interest expense of $722,000 and $937,000, respectively.

     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2008 and December 31, 2007. In addition, as of September 30, 2008 and December 31, 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $260,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of September 30, 2008, the entire amount of unrecognized tax benefits for continuing operations of $9.1 million (excluding federal income tax effects of $1.5 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues have been raised regarding the tax treatment of specific intercompany debt transactions. Although the Company had not previously recognized any tax benefits associated with those transactions in the financial statements, the Company believes that the ultimate resolution of these issues could involve tax assessments, including accrued interest, and may result in substantial cash payments upon settlement. The Company also has other uncertain tax positions in various domestic jurisdictions, for which the unrecognized tax benefits may significantly decrease due to effective settlements, a lapse in the applicable statute of limitations and other factors. Accordingly, the Company believes that it is reasonably possible that approximately $5.1 million (excluding federal income tax effects of $236,000) of its uncertain tax positions and approximately $2.3 million of related interest and penalties (excluding federal income tax effects of $82,000) could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in substantial cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.7 million as of September 30, 2008. Of this total, $16.2 million related to workers’ compensation liabilities and the remaining $6.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $10.6 million as of September 30, 2008, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.4 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively.
     Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $638,000 to its funded pension plans and $790,000 to its unfunded pension plans in 2008, of which the Company has contributed $602,000 and $591,000 as of September 30, 2008, respectively.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $600,000 to the plans in 2008, of which $288,000 has been contributed as of September 30, 2008.
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
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2008 and 2007 was $2.8 million and $1.1 million, respectively, and $6.7 million and $7.2 million, during the nine months ended September 30, 2008 and 2007, respectively. Furthermore, the total tax benefits related to such costs were $1.1 million and $412,000 for the three months ended September 30, 2008 and 2007, respectively, and $2.5 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively. No share-based compensation costs were capitalized during the nine months ended September 30, 2008 or 2007.
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
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad currently utilizes a November 30 measurement date for certain of its pension and postretirement benefit plans and will adopt the remaining provisions of SFAS No. 158 on December 31, 2008. The Company believes that the adoption of the remaining provisions of SFAS No. 158 will not have a material impact on its financial position or results of operations.
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
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Accordingly, Viad will adopt FSP EITF 03-6-1 on January 1, 2009. During 2008 and prior years, the Company has certain share-based payment transactions which would be subject to the guidance set forth in FSP EITF 03-6-1. Viad has not yet determined if the adoption of FPS EITF 03-6-1 will have a material impact on its financial position or results of operations.
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
     Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $33.3 million and $47.9 million as of September 30, 2008 and December 31, 2007, respectively. During the three and nine months ended September 30, 2008, unrealized foreign currency translation losses of $11.6 million and $14.6 million were recorded in other comprehensive income, respectively.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.96 and 0.95 for the third quarters of 2008 and 2007, respectively. As the Canadian operations generated aggregate operating income in the third quarter of 2008, Viad’s segment operating income has been favorably impacted by approximately $129,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the nine months ended September 30, 2008 and 2007 were 0.97 and 0.95, respectively. As the Canadian operations generated aggregate operating income in the first nine months of 2008, Viad’s segment operating income has been favorably impacted by approximately $684,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.89 and 2.03 for the third quarters of 2008 and 2007, respectively. As the United Kingdom operations generated aggregate operating income in the third quarter of 2008, Viad’s segment operating income has been unfavorably impacted by approximately $119,000 from the weakening of the British pound relative to the U.S. dollar. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the nine months ended September 30, 2008 and 2007 were 1.96 and 1.99, respectively. As the United Kingdom operations generated aggregate operating income in the first nine months of 2008, Viad’s segment operating income has been unfavorably impacted by approximately $54,000 from the weakening of the British pound relative to the U.S. dollar.
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2008, Viad had variable rate debt outstanding of $8.4 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of September 30, 2008, there were no fuel contracts outstanding.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2008, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2008 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased (#)	Per Share ($)	Programs	Programs (1)
September 2008	328,000	30.68	328,000	413,800

Total	328,000	30.68	328,000	413,800

(1)	Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Viad purchased 328,000 shares for $10.1 million during the third quarter of 2008. Shares repurchased in 2007 and 2006 under these programs totaled 781,700 and 1,476,500, respectively. The authorizations of the Board of Directors do not have expiration dates.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP

(Registrant)

November 7, 2008	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)