Form 10-K
period 2008-12-31
VIAD CORP
filed 2009-02-27
CIK 884219

As filed with the Securities and Exchange Commission on February 27, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $516 million.

Registrant had 20,269,832 shares of Common Stock ($1.50 par value) outstanding as of January 30, 2009.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 19, 2009 is incorporated by reference into Part III of this Annual Report.

(This page intentionally left blank)

(This page intentionally left blank)

PART I

Item 1.	Business.

Viad Corp (“Viad” or the “Company”) is comprised of several operating companies which constitute a diversified services business. Viad’s companies provide high-quality, place-based marketing services in North America, the United Kingdom and the United Arab Emirates, as well as travel and recreation services in the United States and Canada. The Company’s businesses occupy leading positions in many of the markets in which they compete. They seek to provide quality, convenient and cost-effective services with a discernible difference to the ultimate users, thereby being considered a value-added provider by Viad’s customers.

Viad’s services are classified into three reportable business segments: (1) GES, comprised of GES Exposition Services, Inc. and its affiliated companies, including Melville Exhibition and Event Services Limited and Corporate Technical Services Limited (collectively “Melville”) and GES Exposition Services (Canada) Limited (2) Experiential Marketing Services comprised of Exhibitgroup/Giltspur, a division of Viad, and its affiliated companies, including SDD Exhibitions Limited and Voblo Verwaltungs GmbH (“Exhibitgroup/Giltspur”) and The Becker Group, Ltd. (“Becker Group”) and (3) Travel and Recreation Services provided by the Brewster Inc. and Glacier Park, Inc. business units. The reportable business segments have been defined in a manner consistent with Viad’s organizational structure, internal reporting, allocation of resources and operating decision-making. A description of each of Viad’s reportable business segments and recent developments relating to each is provided below.

Viad has no customer that comprises more than five percent of its revenues, and no reporting segment has a customer comprising more than ten percent of that segment’s revenues.

Recent Business Developments

On January 4, 2008, Viad completed the acquisition of Becker Group, an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Since Becker Group’s acquisition, Exhibitgroup/Giltspur and Becker Group have worked closely together to capitalize on their collective creative talents and capabilities, including collaboration in creating and executing “The Chronicles of Narnia: The Exhibition.” In November 2008, Viad began the formal integration of Becker Group into Exhibitgroup/Giltspur in order to provide clients with a broader, integrated service offering and global support.

Viad Business Units

Viad is comprised of three operating groups which are leading competitors in the markets in which they compete. They include businesses that provide high-quality, place-based marketing services, as well as travel and recreation services.

GES

GES provides services to the exhibition, event and corporate meeting industry, which primarily consists of exhibitions, trade shows, conventions, and corporate and special events that facilitate face-to-face marketing. GES is one of the leading service providers in North America and the United Kingdom. GES has a network of offices in the most active and popular destinations in North America and the United Kingdom, as well as in Abu Dhabi, United Arab Emirates. With a focus on assisting event organizers in all aspects of the preparation, installation and dismantling of an exhibition, convention or special event, GES services some of the most visible and influential events in the exhibition, event and corporate meeting industry. In 2008, GES and its affiliated companies, under the GES Worldwide Network brand, provided services to over 250,000 exhibitor customers in North America and the United Kingdom and for an estimated 2,000 exhibitions and hundreds of events and projects across North America, the United Kingdom and United Arab Emirates.

GES has full service operations in 16 U.S. cities, eight Canadian cities, four United Kingdom cities and one city in the United Arab Emirates. The acquisition of Melville in February 2007 expanded GES’ operations to the major exhibition facilities within the United Kingdom. Melville also provides GES a platform for the expansion of GES’ business into other international markets. In 2007, GES expanded its operations into Abu Dhabi in the United Arab Emirates, through its Melville Middle East affiliate, serving as the exclusive provider of venue services at the Abu Dhabi National Exhibitions Centre, as well as providing exhibitions and exhibitors with the full array of services offered by the GES Worldwide Network. In January 2009, through its Melville affiliate, GES extended its freight forwarding and logistics services business into continental Europe by launching operations in Germany.

GES provides exhibition and event services such as designing, planning, managing, producing, installing and dismantling every aspect of an exhibition and event. GES’ principal customers are show organizers, corporate event organizers and exhibitors. Central to GES’ customer base are show organizers, which are comprised of for-profit show owners, not-for-profit trade associations, publishing firms, show management companies and corporations that plan and manage their own proprietary events. Under its agreements with show organizers, GES provides services to the show organizer and is designated as the exclusive provider of certain services to exhibitors participating in the exhibition or event. Services provided to show organizers include: general management; planning and consultation; concept design; exhibition layout and design; graphics and design; show traffic analysis; carpeting and flooring; decorating products and accessories; custom graphics; overhead rigging; cleaning; and electrical, lighting and plumbing distribution. Exclusive services provided to exhibitors typically include material handling services, overhead rigging, electrical distribution and cleaning. The services that GES provides to show organizers generally help the organizer provide the infrastructure necessary to service the attendees and exhibitors of the event and communicate the brand of the show, while the exclusive exhibitor services, which may vary from venue to venue, provide the exhibitors a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the show. In addition to the exclusive services, GES seeks to sell discretionary services to the exhibitors that participate in the exhibition or event. These discretionary services include: program management and on-site coordination for exhibitors; rental furniture and furnishings, booth carpeting and signage; logistics and shipping services; exhibit design and construction; return on investment analysis; attendee and exhibit booth traffic analysis; installation and dismantling services; storage and refurbishing of exhibits.

As the official services contractor, GES prepares and sends an Exhibitor Manual to each exhibitor in advance of the show, either by mail, electronic distribution utilizing GES’ IntelliKitsm product, or by GES’ internet-based ordering system, GES Online. The Exhibitor Manual contains detailed descriptions of the exclusive and discretionary services offered by GES and order forms for those services. When GES is not the official services contractor, GES competes with the official services contractor and other specialized contractors to provide exhibitors the discretionary services described above.

Experiential Marketing Services

Experiential Marketing Services, comprised of Exhibitgroup/Giltspur and Becker Group (acquired on January 4, 2008), has 28 client care centers in the U.S., United Kingdom, Germany and Canada, and further services its clients internationally through partners in various other countries.

Exhibitgroup/Giltspur is an award-winning experience marketing agency that specializes worldwide in exhibits, events, mobile marketing tours, permanent installations, temporary retail environments, and other face-to-face marketing services. Exhibitgroup/Giltspur combines its core services of custom design, construction and marketing expertise with an ability to provide complete event program management. It leverages its global network to efficiently manage client programs. Exhibitgroup/Giltspur’s services include: design; integrated marketing, including pre- and post event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services. Exhibitgroup/Giltspur also provides portable and “modular” exhibits, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors centers, showrooms, and retail interiors. Through egRetailsm in the United States and sddRetailsm internationally, Exhibitgroup/Giltspur also produces retail merchandising units (or kiosks) for shopping malls and retail stores throughout the world. This group offers clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation of the retail merchandising units.

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

Exhibitgroup/Giltspur’s experienced designers, global network of facilities, strategic alliances and innovative technology make Exhibitgroup/Giltspur a leader in its industry. In 2008, Exhibitgroup/Giltspur was recognized by Event Marketing Magazine with a Gold Ex Award for a tradeshow exhibit for LG Electronics. Also in 2008, Exhibitgroup/Giltspur received two Medical Marketing Association In-Awe Awards for exhibit design and interactive technologies for a global pharmaceutical company’s exhibits and Exhibitgroup/Giltspur’s German operations received two Exhibitor Magazine Design Awards for international exhibits.

With the acquisition of Becker Group, Viad expanded the creative and design capabilities and offerings of its Experiential Marketing Services segment to include a greater variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing tours and other place-based marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Becker Group specializes in providing holiday experiences in shopping centers, lifestyle centers and other venues worldwide. Becker Group’s services also include the design and production of holiday and branded entertainment experiences on behalf of corporate and museum clients. Additional services include installation and management of these experiences. Becker Group’s retail clients include some of the top retail real estate developers in the world, many of which have been clients for ten or more years. Its recent branded entertainment projects include the museum touring exhibitions “The Chronicles of Narnia: The Exhibition” and “Harry Potter: The Exhibition” (premiering Spring 2009).

Travel and Recreation Services

Travel and recreation services are provided by the Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”) business units.

Brewster.  Brewster is a major tourism service operator in Western Canada, delivering tourism products that include world-class attractions, transportation services, inbound package tour operations and hotel operations. Approximately 80 percent of Brewster’s annual revenues are earned in the second and third quarters.

Brewster’s attractions are the Banff Gondola, tours of the Athabasca Glacier on the Columbia Icefield and boat tours on Lake Minnewanka. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. Tours of the Athabasca Glacier on the Columbia Icefield provide customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle. Icefield customers ride in an “Ice Explorer,” a unique vehicle specially designed for glacier travel. Brewster also offers boat tours, small boat rentals and charter fishing on Lake Minnewanka, which is situated outside of the town of Banff in the heart of the Canadian Rockies.

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

Brewster’s inbound package tour operations feature year-round package tours throughout Canada. These packages include motorcoach, rail, self-drive automobile, ski and winter touring and consist of both group and individual tours and may be custom designed at the time of booking.

Brewster also operates two hotels in Alberta: the Mount Royal Hotel, which is located in the heart of Banff, and the Glacier View Inn (formerly, the Columbia Icefield Chalet), which is located on the Icefields Parkway between Lake Louise and Jasper. The hotels principally cater to leisure travelers.

Each Brewster line of business has a different market profile, with customers who differ in terms of geographic origin and travel preferences. To deliver its products and services to the consumer, Brewster utilizes direct-to-consumer marketing strategies as well as a distribution channel network that includes tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations. Brewster’s major markets are Canada, the United States, the United Kingdom, Australia/New Zealand, Taiwan/China, Japan and many European countries.

Glacier Park.  Glacier Park operates four historic lodges, three 1960s-era motor inns and one freestanding camp store in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park and generated approximately 67 percent of its total 2008 revenue through concession contracts for services provided within the borders of Glacier National Park. Glacier and Waterton Lakes National Parks encompass approximately 1.1 million acres of rugged wilderness and are best known for their spectacular scenery, hiking, glaciers and wildlife. Services provided by Glacier Park include lodging varying from hikers’ cabins to suites, food and beverage operations, retail operations and tour and transportation services. The tour operation utilizes a fleet of 33 authentic 1930s red touring buses that have rollback canvas tops. These well-known “reds” are used to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.

The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks typically host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, Glacier Park’s lodges and motor inns have an occupancy level of approximately 98 percent. During the “shoulder” months of June and September, occupancy is approximately 83 percent.

Individual travelers account for approximately 88 percent of Glacier Park’s customers, while tour groups account for the remaining 12 percent. Demographically, approximately 95 percent of Glacier Park’s guests come from the United States, with 20 percent to 25 percent from the Northwest and 12 percent to 15 percent from the Midwest.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for four one-year periods and now expires on December 31, 2009. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which generated approximately 33 percent of Glacier Park’s total revenue in 2008. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 22 percent of Travel and Recreation Services’ full year 2008 segment operating income.

Competition

GES and the Experiential Marketing Services segments generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services. Most of the competitors of GES and Experiential Marketing Services are privately-held companies and thus limited information about these companies is available. Based on internal estimates, the dominant competitor in GES’ industry is Freeman Companies. No competitor dominates the industries in which Experiential Marketing Services competes. The operations of Brewster and Glacier Park generally compete on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package-tour business, hotel and restaurant facilities and charter companies.

Intellectual Property

Viad owns a number of trademarks, patents and copyrights. The Viad companies own or have the right to many registered trademarks used in their various businesses, including, among others, GES®, GES Exposition Services®, BOOTHBUILDER®, ExhibitSelect®, GES Servicenter®, GES National Servicenter®, HANG:RZ®, The Becker Group®, Toys Thru Time Hall of Fame®, Trade Show Electrical®, Trade Show Rigging TSR®, TSE Trade Show Electrical & Design®, ethnoMetrics®, Exhibitgroup/Giltspur®, ExpoTech®, Exhibitgroup®, EMAX®, DEXZ®, WAM! The Wireless Ambassador® and LUMA2 & Design®. Some of the Company’s trademarks are also registered outside the United States, including the Melville lion image, Maxim®, Royal Glacier Tours®, Emax®, Exhibitgroup® and Giltspur®. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

Exhibitgroup/Giltspur owns a number of patents for exhibit technology and exhibit processes that are cumulatively important to its business and that it believes provide competitive advantages in the marketplace for designing and building exhibits. These include patents relating to modular furniture used in exhibits and displays, a multiple-panel display system and a modular structure having a load-bearing surface. Exhibitgroup/Giltspur also owns a number of design patents for its retail merchandising units. United States utility patents are currently granted for a term of 20 years from the date a patent application is filed and United States design patents are currently granted for a term of 14 years from the date granted. Exhibitgroup/Giltspur and Becker Group have extensive design libraries with copyright protections, and own copyright registrations for a number of the designs within their respective design libraries. Copyright protection for such work is 95 years from the date of publication or 120 years from creation, whichever is shorter.

Although Viad believes that certain of its trademarks, patents and copyrights have substantial value, it does not believe that the loss of any one of these patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations.

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

Employees

Viad’s businesses had approximately 3,950 employees as of December 31, 2008 as follows:

		Regular Full-Time
		Employees Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

GES	3,130	1,170
Experiential Marketing Services	580	140
Travel and Recreation Services	240	60

Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2009 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad had 53 corporate employees as of December 31, 2008 providing management, financial and accounting, internal auditing, tax, administrative, human resources, corporate development, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of eight non-employee directors and one employee director and has an executive management team consisting of six Viad officers (including the one employee director) and four principal executives of significant operating divisions or companies.

Seasonality

Exhibition and event activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). Viad’s travel and recreation businesses experience peak activity during the summer months. Viad’s 2008 segment operating income, as a percentage of the full year’s segment operating income, was approximately 35 percent (first quarter), 26 percent (second quarter), 32 percent (third quarter) and 7 percent (fourth quarter). See “Risk Factors − Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors − Exhibition rotation may impact overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 21 and 24 of notes to consolidated financial statements.

Financial Information about Restructuring Charges and Recoveries

Information regarding restructuring charges and recoveries is provided in Note 17 of notes to consolidated financial statements.

Financial Information about Segments

Business segment financial information is provided in Note 21 of notes to consolidated financial statements.

Financial Information about Geographic Areas

Geographic area financial information is provided in Note 21 of notes to consolidated financial statements.

Certifications of Viad’s CEO and CFO

The listing standards of the New York Stock Exchange (“NYSE”) require the chief executive officer of each listed company to submit to the NYSE within 30 days after the company’s annual shareholders meeting an “Annual CEO Certification” certifying that the chief executive officer is not aware of any violation by the company of the corporate governance listing standards of the NYSE. Viad held its annual shareholders meeting on May 20, 2008. Mr. Paul B. Dykstra, Chief Executive Officer of Viad, submitted a signed “Annual CEO Certification” to the NYSE on May 23, 2008.

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

Viad maintains a corporate governance page on its website at www.viad.com/pdf/corpgovernance/CodeofEthics.pdf, which includes key information about its corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors and Code of Ethics which are also available in print to any shareholder upon request.

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

Viad’s businesses are sensitive to fluctuations in general economic conditions and are impacted by increases and decreases in the cost of materials and operating supplies. Operating results for GES and Experiential Marketing Services depend largely on the number of exhibitions held and on the size of exhibitors’ marketing expenditures. These factors depend in part on the strengths or weaknesses of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease during periods of adverse economic conditions and increase when general economic conditions are positive.

Further, many exhibitors view a portion of their marketing budget as discretionary, and, as a result, marketing budgets are frequently among the first expenditures reduced by exhibitors when general economic conditions deteriorate, resulting in exhibitors reusing or refurbishing old exhibits rather than purchasing new exhibits. Marketing expenditures often are not increased, and new exhibits not purchased, until general economic conditions improve. As a result, during periods of adverse general economic conditions, the operating results of GES and Experiential Marketing Services are adversely affected. Similarly, many of the retail shopping mall and lifestyle center customers of Experiential Marketing Services view a portion of their marketing budgets as discretionary, and, as a result, those customers may refurbish their existing retail merchandise units (or kiosks) and their holiday-themed exhibits and experiences rather than purchasing new products from Experiential Marketing Services.

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

In addition, for purposes of consolidation, the revenues, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Accordingly, fluctuations in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results.

During 2008, approximately 23 percent of revenue and 44 percent of operating income of Viad was derived through its Canadian and United Kingdom operations. During 2008, approximately 75 percent of revenue and 82 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel and Recreation Services segment.

Exhibition rotation may impact overall profitability and makes comparisons between periods difficult.

The business activities of GES and Experiential Marketing Services are largely dependent upon the frequency, timing and location of exhibitions and events as certain large exhibitions are not held annually (they may be held once every two or three years or longer), and some large exhibitions may be held at a different time of year than when they have historically been held. In addition, the same exhibition may be held in different locations in different years.

The results of operations of GES and Experiential Marketing Services can fluctuate significantly as a result of this rotation. The rotation of exhibitions requires Viad to maintain a high degree of flexibility of resources (including personnel and equipment) and may result in a business generating lower margins in a given period if exhibitions shift to higher-cost cities. As a consequence of these factors, the operating results for these businesses may fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

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

The failure of a large customer to renew its services contract or the loss of business from convention facilities would adversely impact revenues.

Although no single customer accounts for more than ten percent of the revenue of any of Viad’s business segments, GES has a relatively small number of large exhibition show organizers and Experiential Marketing Services has a number of large customer accounts. The loss of any of these large customers would adversely affect results of operations.

In addition, GES’ revenues may be significantly impacted if certain convention facilities choose to in-source electrical, plumbing and other services that have represented revenue-generating opportunities for GES. When GES is hired as the official services contractor for an exhibition, the exhibition organizer contractually grants GES an exclusive right to perform these electrical and plumbing services, subject in each case to the convention facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many convention facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of convention space. As a result, some of these convention facilities may seek to in-source all or a large portion of these services. If a large number of facilities with which GES has these relationships seek to move these services in-house, GES’ revenues and operating results could be adversely affected.

Viad’s key businesses are relationship driven.

The business activities of GES and Experiential Marketing Services are heavily focused on client relationships, and, specifically, on the close collaboration and interaction between teams from the client and GES or Experiential Marketing Services, as the case may be. These relationships require the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important customers (and corresponding revenues) if a key member of the account team were to cease employment with the Company and take that customer to a competitor.

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

GES generally reports its highest revenues during the first quarter of each year and Experiential Marketing Services generally reports higher revenues during the second and fourth quarters. The travel and recreation businesses are also seasonal, experiencing peak activity during the second and third quarters. These quarters accounted for approximately 86 percent of the travel and recreation businesses’ 2008 revenues. Because of the seasonal nature of these businesses, adverse events or conditions occurring during peak periods could adversely affect the operating results of Viad’s businesses.

Transportation disruptions and increases in transportation costs could adversely affect Viad’s businesses and operating results.

GES and Experiential Marketing Services rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities and customer facilities. If they were unable to secure the services of these independent transportation carriers at favorable rates, it could have a material adverse effect on these businesses and their results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a material adverse effect on these businesses and operating results. Similarly, disruption of transportation services could adversely affect Experiential Marketing Services’ ability to supply time-sensitive holiday-themed exhibits and experiences to retail shopping mall and lifestyle center customers and could cause the cancellation of the exhibits and experiences.

Union-represented labor creates an increased risk of work stoppages and higher labor costs.

A significant portion of Viad’s employees are unionized and Viad’s businesses are party to approximately 100 collective-bargaining agreements, with approximately one-fourth requiring renegotiation each year. If labor negotiations were to force the Company to increase wages or benefits and thus increase total labor costs, the increased costs could either be absorbed (which would adversely affect operating margins) or passed on to the customers, which may lead customers to turn to other vendors in response to higher prices. In either event, Viad’s businesses and results of operations could be adversely affected.

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

Viad competes in highly competitive industries. Competition in the convention and event services and exhibits and environments industries is on the basis of price and service level, among other things. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, Viad may be required to lower its prices and rates, thereby adversely affecting operating results. If Viad were unable to meet the challenges presented by the competitive environment, results of operations could be adversely affected.

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

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany and Abu Dhabi in the United Arab Emirates. The following information summarizes the principal properties of Viad’s businesses as of December 31, 2008.

Viad’s headquarters are located at 1850 North Central Avenue, Suite 800 in Phoenix, Arizona 85004-4545. Excluding space which is subleased to third parties, Viad leases approximately 48,000 square feet.

GES operates 17 offices and 42 multi-use facilities (manufacturing, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 882,000 square feet. Four of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for three offices and seven multi-use facilities that are located in Canada, seven multi-use facilities in the United Kingdom, one office in Germany and one office in Abu Dhabi, United Arab Emirates. GES corporate headquarters are located in Las Vegas, Nevada.

Experiential Marketing Services operates ten offices and 23 multi-use facilities (manufacturing, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 260,000 square feet. All properties are leased and are located in the United States, except for one office located in Toronto, Canada, two offices located in Sheffield and Stavely, England and two multi-use facilities located in Velbert, Germany. Exhibitgroup/Giltspur’s client care headquarters are located in Chicago, Illinois and Dallas, Texas and Becker Group’s headquarters are located in Baltimore, Maryland.

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

Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2008 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Other.  Executive Officers of Registrant.

The names, ages and positions of the Executive Officers of Viad as of the filing of this Annual Report, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Paul B. Dykstra	47
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

Michael Hannan	43
President and Chief Executive Officer of Brewster Inc., a subsidiary of Viad, since December 2008; prior thereto, Executive Vice President of Gibralt Capital Corporation, a real estate investment firm focusing on Canada and the United States, from July 2008 to November 2008; prior thereto, independent consultant providing business strategy, corporate development and financial advice to companies in British Columbia, Canada since January 2007; prior thereto, Executive Vice President of Intrawest ULC, a leader in the development and management of experiential destination resorts, since May 2002; Chief Executive Officer of Versatel Internet Group, an internet service provider, from February 2000 to December 2001; prior thereto, Chief Financial Officer of UUNET Canada and Latin America, an internet service provider, since May 1996.

Ellen M. Ingersoll	44
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

John F. Jastrem	53
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

Thomas M. Kuczynski	44
Vice President-Corporate Development and Strategic Planning since March 2008; prior thereto, Senior Vice President, Corporate Development & Planning of The Nielsen Company, a media and marketing information company, since August 2006; prior thereto, Managing Director of The Pareto Group, a provider of strategic and investment advisory services, since January 2004; and prior thereto, Vice President of Penton Media, a business media firm producing magazines, trade shows, conferences and electronic media, from January 1999 to October 2003.

G. Michael Latta	46
Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Cindy J. Ognjanov	59
President and General Manager of Glacier Park, Inc., a subsidiary of Viad, since October 2002; prior thereto, co-owner of Omnidine, Inc., a food service consulting firm from April 1999 to October 2002; and prior thereto, rooms and operations manager for Glacier Park, Inc. from April 1992 through July 1998.

		Business Experience During the Past
Name	Age	Five Years and Other Information

Suzanne Pearl	46
Vice President-Human Resources and Administration since September 2000; prior thereto, Executive Director, Compensation from 1998; prior thereto, Manager, Executive Compensation from 1993; and prior thereto, held other positions since joining the Company in 1988.

Kevin M. Rabbitt	37
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

Scott E. Sayre	62
Vice President, General Counsel and Secretary since September 2000; prior thereto, Assistant General Counsel and Secretary from 1997; prior thereto, Assistant General Counsel from 1992; and prior thereto, held other positions since joining the Company in 1979.

The term of office of the Executive Officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 19, 2009.

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

The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, Cincinnati, Pacific and Philadelphia Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2008		2007
	High	Low	High	Low

First Quarter	$38.24	$24.39	$42.76	$35.03
Second Quarter	$39.45	$25.54	$45.18	$37.42
Third Quarter	$34.50	$24.25	$42.99	$29.95
Fourth Quarter	$29.00	$15.74	$37.99	$28.26

DIVIDENDS DECLARED ON COMMON STOCK

	2008	2007

February	$0.04	$0.04
May	0.04	0.04
August	0.04	0.04
November	—	0.04
December	0.04	—

Total	$0.16	$0.16

Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October. The terms of Viad’s $150 million secured revolving credit facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year.

As of January 31, 2009, there were 8,335 shareholders of record of Viad’s common stock following the one-for-four reverse stock split effective on July 1, 2004. There also were 2,450 shareholders of record as of January 31, 2009 that had not converted pre-split shares into the post-split common stock. Accordingly, there were a total of 10,785 shareholders of record as of January 31, 2009.

For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing, for the five year period ended December 31, 2008, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Standard & Poor’s SmallCap Diversified Commercial & Professional Services Index, Russell 2000 Index and Standard & Poor’s 500 Index.

The graph below assumes $100 was invested on December 31, 2003 in Viad common stock, Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends, including Viad’s distribution to shareholders of MoneyGram common stock on June 30, 2004 as part of the spin-off of MoneyGram International Inc. (“MoneyGram”). For purposes of this graph, the MoneyGram distribution was treated as a non-taxable cash dividend that was converted into additional Viad shares at the close of business on July 1, 2004. To calculate the cumulative total shareholder return and provide comparability over all five years shown on the graph below, the number of shares of Viad common stock outstanding and per share data for all years reported in the graph below have been adjusted to reflect the one-for-four reverse stock split effective on July 1, 2004, which occurred immediately after the MoneyGram spin-off.

Comparison of Five-Year Cumulative Total Return
(Includes cash value of June 30, 2004 MoneyGram spin-off
dividend and reflects July 1, 2004 one-for-four reverse stock split)

	Year ended December 31,
	2003	2004	2005	2006	2007	2008

Viad Corp	$100.00	$117.69	$121.32	$168.13	$130.92	$102.69
S&P 500	$100.00	$110.86	$116.25	$134.50	$141.73	$89.12
Russell 2000	$100.00	$118.43	$123.88	$146.66	$144.31	$95.47
S&P SmallCap 600	$100.00	$122.67	$132.10	$152.05	$151.56	$104.41
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$118.16	$126.92	$149.25	$139.69	$110.10
S&P 600 Media Index	$100.00	$111.33	$104.58	$132.88	$96.75	$28.04
S&P SmallCap Div. Comm. & Prof. Services	$100.00	$114.18	$114.43	$141.01	$132.16	**

**	The Standard & Poor’s SmallCap 600 Diversified Commercial & Professional Services Index was discontinued effective August 30, 2008, and, as a result, full-year 2008 data is not available. As a replacement, Viad has selected the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index.

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the fourth quarter of 2008 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of restricted stock awards:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
				Approximate Dollar
	Total Number		Total Number of Shares	Value) of Shares that
	of Shares	Average Price	Purchased as Part of	May Yet Be Purchased
	Purchased	Paid Per	Publicly Announced Plans	Under the Plans or
Period	(#)	Share ($)	or Programs	Programs (1)

October 2008	38,519	21.64	38,519	375,281
November 2008	214,600	22.48	214,600	160,681

Total	253,119	22.35	253,119	160,681

(1)	Viad announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Viad purchased 581,119 shares for $15.7 million during 2008. Shares repurchased in 2007 and 2006 under these programs totaled 781,700 and 1,476,500, respectively. The authorizations of the Board of Directors do not have expiration dates.

Item 6.	Selected Financial Data.

VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Statement of Operations Data
Revenues:
Convention and event services(1)(2)	$804,546	$719,930	$612,598	$560,858	$535,527
Exhibits and environments(2)	229,694	199,549	164,173	191,463	182,670
Travel and recreation services	86,621	84,222	79,260	73,933	67,460

Total revenues	$1,120,861	$1,003,701	$856,031	$826,254	$785,657

Income (loss) from continuing operations(3)	$42,988	$42,548	$51,325	$36,514	$(58,329)
Income from discontinued operations(4)	385	2,049	12,229	1,240	2,327

Net income (loss)	$43,373	$44,597	$63,554	$37,754	$(56,002)

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations(3)	$2.10	$2.04	$2.35	$1.64	$(2.68)
Income from discontinued operations(4)	0.02	0.10	0.56	0.06	0.10

Net income (loss) per common share	$2.12	$2.14	$2.91	$1.70	$(2.58)

Weighted-average outstanding and potentially dilutive common shares	20,493	20,886	21,805	22,253	21,741

Basic Income (Loss) per Common Share
Income (loss) from continuing operations(3)	$2.13	$2.08	$2.41	$1.65	$(2.68)
Income from discontinued operations(4)	0.02	0.10	0.57	0.06	0.10

Net income (loss) per common share	$2.15	$2.18	$2.98	$1.71	$(2.58)

Weighted-average outstanding common shares	20,172	20,423	21,333	22,070	21,741

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.08

Balance Sheet Data at Year-End
Total assets	$729,404	$781,363	$672,564	$685,690	$658,432
Total debt and capital lease obligations	12,643	14,176	15,042	17,352	21,054
Common stock and other equity	460,555	469,845	429,923	396,969	346,505
Other Data
Adjusted EBITDA(5)	$104,702	$86,355	$85,820	$77,350	$61,353

(1)	2007 amounts include $95.9 million in revenue from Melville which was acquired by Viad on February 1, 2007.

(2)	2008 amounts include $25.4 million in revenue from Becker Group which was acquired by Viad on January 4, 2008.

(3)	Includes restructuring charges and recoveries (after-tax) of $317,000 expense, or $0.02 per diluted share, in 2008; $835,000 expense, or $0.04 per diluted share, in 2007; $122,000 income, or $0.01 per diluted share, in 2006; $438,000 income, or $0.02 per diluted share, in 2005; and $763,000 expense, or $0.04 per diluted share, in 2004. Also includes net impairment losses and recoveries (after-tax) of $9.4 million expense, or $0.46 per diluted share, in 2008; $105,000 income, or $0.01 per diluted share, in 2007; $2.1 million expense, or $0.10 per diluted share, in 2006; $508,000 expense, or $0.02 per diluted share, in 2005; and $81.6 million expense, or $3.75 per diluted share, in 2004. Also includes gains on sale of corporate assets (after-tax) of $2.2 million, or $0.10 per diluted share, in 2006. See Notes 3, 4 and 17 of notes to consolidated financial statements for further explanation.

(4)	Viad recorded income from discontinued operations of $385,000, $2.0 million, $12.2 million, $1.2 million and $2.3 million in 2008, 2007, 2006, 2005 and 2004, respectively. The 2008 amount relates to certain obligations associated with previously sold operations. The 2007 amount primarily represents the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. The 2006 amount includes $7.4 million (after-tax) related to the reversal of certain liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation. The remaining amounts primarily relate to the favorable resolution of tax and other matters related to previously sold operations.

(5)	Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. Adjusted EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. The presentation of Adjusted EBITDA is supplemental to results presented under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to this non-GAAP measure is net income. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance reported in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of “Non-GAAP Measure.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Experiential Marketing Services − This segment consists of Exhibitgroup/Giltspur, a division of Viad, and its affiliated companies, including SDD Exhibitions Limited and Voblo Verwaltungs GmbH (“Exhibitgroup/Giltspur”) and Becker Group. Exhibitgroup/Giltspur is an integrated experience marketing agency that specializes in exhibits, events and other face-to-face marketing opportunities. Exhibitgroup/Giltspur combines its core services of custom design, construction and marketing expertise with an ability to provide complete event program management. It leverages its global network to efficiently manage client programs. Its services include: design; integrated marketing including pre- and post event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services. Exhibitgroup/Giltspur also provides portable and “modular” exhibits, kiosks for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors’ centers, showrooms and retail interiors. Becker Group is an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America.

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

The following 2008 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

−	Total revenues of $1.1 billion, an increase of 11.7 percent over 2007 revenues

−	Net income of $43.4 million compared to $44.6 million in 2007

−	Income per share of $2.12 compared to $2.14 in 2007

−	Income from discontinued operations of $385,000 in 2008 primarily related to certain obligations associated with previously sold operations. This is compared to $2.0 million in 2007 primarily related to the settlement of a real estate participation interest

−	Viad recorded aggregate impairment losses of $11.2 million, including $8.6 million primarily related to goodwill and other intangible assets at Becker Group and $2.6 million related to certain intangible assets associated with Melville

−	Viad recorded restructuring charges totaling $647,000 primarily related to corporate office expenses, including the elimination of certain positions. Viad also recorded restructuring reversals of $141,000 related to certain restructuring costs that were less than previous estimates

−	Viad completed the acquisition of Becker Group on January 4, 2008 for $24.3 million. Becker Group generated $25.4 million in revenue during 2008

−	Cash and cash equivalents were $148.0 million as of December 31, 2008

−	Debt was $12.6 million as of December 31, 2008

−	Viad repurchased 581,119 shares of its common stock for $15.7 million in 2008

  GES

−	Revenues of $808.8 million, an increase of 8.3 percent over 2007 revenues

−	Segment operating income of $58.1 million, an increase of 14.3 percent over 2007

  Experiential Marketing Services

−	Revenues of $225.4 million, an increase of 30.5 percent over 2007 revenues

−	Segment operating income of $1.9 million compared to a loss in 2007 of $4.8 million

  Travel and Recreation Services

−	Revenues of $86.6 million, an increase of 2.8 percent over 2007 revenues

−	Segment operating income of $22.0 million compared to $22.7 million in 2007

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

A reconciliation of Adjusted EBITDA to net income is as follows:

	2008	2007	2006
	(in thousands)

Adjusted EBITDA	$104,702	$86,355	$85,820
Impairment recoveries (losses), net	(11,231)	172	(3,396)
Interest expense	(1,757)	(1,658)	(1,559)
Income tax expense	(20,678)	(19,428)	(9,736)
Depreciation and amortization	(28,048)	(22,893)	(19,804)
Income from discontinued operations	385	2,049	12,229

Net income	$43,373	$44,597	$63,554

The increase in Adjusted EBITDA of $18.3 million from 2007 to 2008 was primarily driven by favorable operating income at GES and Exhibitgroup/Giltspur and lower corporate activities expense, partially offset by lower interest income. The slight increase in Adjusted EBITDA of $535,000 from 2006 to 2007 was primarily driven by favorable operating income at GES and lower corporate activities expense, mostly offset by unfavorable operating results at Exhibitgroup/Giltspur, lower interest income, higher restructuring costs and the 2006 gains on sale of corporate assets.

Results of Operations:

2008 vs. 2007:

Revenues for 2008 increased 11.7 percent to $1.1 billion from $1.0 billion in 2007. The increase was a result of strong growth at both GES and Exhibitgroup/Giltspur, as well as the acquisition of Becker Group. Income before income taxes and minority interest was $64.2 million for 2008 compared to $62.7 million for 2007. Income from continuing operations for 2008 was $43.0 million, or $2.10 per diluted share, compared to $42.5 million, or $2.04 per diluted share, in 2007. The increase in income from continuing operations was largely due to an increase in segment operating income and higher tax benefits of $5.7 million in 2008 (versus $3.1 million in 2007) related to the favorable resolution of tax matters. These favorable items were mostly offset by impairment charges of $11.2 million ($9.4 million after-tax), including $8.6 million primarily related to goodwill and other intangible assets at Becker Group and $2.6 million related to certain intangible assets associated with Melville, GES’ United Kingdom operation.

Net income for 2008 was $43.4 million, or $2.12 per diluted share, compared to $44.6 million, or $2.14 per diluted share, for 2007. Net income for 2008 includes income from discontinued operations of $385,000, or $0.02 per diluted share, relating to certain obligations associated with previously sold operations. Net income for 2007 includes income from discontinued operations of $2.0 million, or $0.10 per diluted share, relating to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago.

GES. Revenues for GES were $808.8 million for 2008, an increase of 8.3 percent from the 2007 amount of $746.7 million. The increase was primarily driven by positive show rotation revenue of $63 million and strong exhibitor discretionary spending on the rotating shows, partially offset by a 3.2 percent decline in base same-show revenue. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same shows represented approximately 34 percent of GES’ revenue in 2008.

Segment operating income increased 14.3 percent to $58.1 million in 2008 as compared to $50.8 million in 2007, primarily as a result of the revenue growth. Operating margins were 7.2 percent in 2008 as compared to 6.8 percent in 2007.

In general, the exhibition and event industry is experiencing signs of the economic slow-down, which is negatively impacting trade show attendance and exhibitor participation. Additionally, the pricing environment remains somewhat challenging. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Although GES has a diversified revenue base and long-term contracts for future shows, revenue growth is affected by general economic and industry-specific conditions. In 2009, management expects same-show revenues to decline by approximately 10 percent and show rotation to negatively impact revenues by approximately $85 million due to several major, non-annual shows that occurred in 2008. Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $25 million in revenue as compared to 2008. Management remains focused on increasing productivity and controlling costs, including the implementation of cost reduction efforts.

GES and Exhibitgroup/Giltspur are subject to multiple collective bargaining agreements that affect labor costs, about one-fourth of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of GES and/or Exhibitgroup/Giltspur.

Experiential Marketing Services. Revenues of the Experiential Marketing Services segment were $225.4 million in 2008, up 30.5 percent from $172.7 million in 2007. Included in the 2008 amount was $25.4 million of revenue earned by Becker Group. On an organic basis (without Becker Group’s revenue), revenue increased 15.8 percent to $200.0 million as compared to $172.7 million in 2007 driven by new business and increased revenue from existing clients at Exhibitgroup/Giltspur. Segment operating income for 2008 was $1.9 million (including a loss of $677,000 from Becker Group) compared to an operating loss of $4.8 million for 2007. On an organic basis (without Becker Group’s operating loss), segment operating results improved by $7.4 million to $2.6 million due to the revenue growth at Exhibitgroup/Giltspur.

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

Revenue growth is affected by general economic and industry-specific conditions and visibility over future revenues continues to be poor. Although the Experiential Marketing Services segment has a diversified revenue base, a portion of the segment’s revenue is generated from sales to regional shopping malls and lifestyle centers, including sales of holiday-themed events and experiences and retail merchandising units. As a result of the economic slow-down, management is expecting both shopping center clients and exhibitors to reduce their spending in 2009. Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $9 million in revenue as compared to 2008.

Travel and Recreation Services. Revenues of the Travel and Recreation Services segment were $86.6 million for 2008, an increase of 2.8 percent from $84.2 million in 2007. Segment operating income was $22.0 million in 2008 compared to $22.7 million in 2007. Operating margins were 25.4 percent for 2008 compared to 27.0 percent in 2007. As discussed below, results in this segment were favorably impacted by exchange rates during 2008 resulting in approximately $1.3 million and $422,000 in additional revenue and segment operating income, respectively, as compared to 2007. Brewster experienced a decline in passenger volumes as a result of reduced international travel to Canada. Glacier Park realized improved occupancy and room revenue at its inns and lodges due to stronger domestic travel.

During 2008, approximately 75 percent of revenue and 82 percent of operating income generated by Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income in the Travel and Recreation Services segment.

The operating results related to Viad’s Canadian Travel and Recreation Services subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.98 and 0.95 for 2008 and 2007, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian Travel and Recreation Services operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

Viad’s Travel and Recreations Services segment is affected by consumer discretionary spending on tourism activities. As a result of the global economic slowdown, management expects results in its Travel and Recreation Services segment to be impacted by tourism declines in 2009. Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $8 million in revenue as compared to 2008.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for four one-year periods and now expires on December 31, 2009. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which generated approximately 33 percent of Glacier Park’s total revenue in 2008. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract.

This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 22 percent of Travel and Recreation Services’ full year 2008 segment operating income.

Corporate Activities. Corporate activities expense of $7.5 million for 2008 decreased from $9.2 million in 2007. This decrease was primarily related to a reduction in share-based compensation expense in 2008.

Interest Income. Interest income of $3.2 million for 2008 decreased from $6.1 million for 2007. The decrease was due to lower interest rates as well as lower average cash balances in 2008 as compared to 2007 resulting from Viad’s acquisitions and share repurchases.

Impairment Losses and Recoveries. In 2008, Viad recorded impairment charges of $11.2 million ($9.4 million after-tax), including $8.6 million primarily related to goodwill and other intangible assets at Becker Group and $2.6 million related to certain intangible assets associated with Melville. Viad recorded impairment recoveries of $172,000 ($105,000 after-tax) in 2007 comprised of insurance recoveries relating to assets that were damaged as a result of Hurricane Katrina.

Restructuring Charges and Recoveries. In 2008, Viad recorded a restructuring charge of $647,000 ($402,000 after-tax) primarily related to corporate office expenses, including the elimination of certain positions. In 2007, Viad recorded restructuring charges of $2.0 million ($1.2 million after-tax) related to severance costs associated with an organizational realignment at Exhibitgroup/Giltspur. In 2008 and 2007, Viad also reversed $141,000 ($85,000 after-tax) and $589,000 ($360,000 after-tax), respectively, related to certain restructuring costs that were less than previous estimates.

Income Taxes. The effective tax rate on income before income taxes and minority interest for 2008 was 32.2 percent compared to 31.0 percent for 2007. The relatively low effective tax rates compared to the statutory rate were primarily attributable to the favorable resolution of tax matters of $5.7 million and $3.1 million in 2008 and 2007, respectively. In addition, Viad recorded a tax benefit of $1.3 million in 2007 related to the remeasurement of certain deferred tax liabilities due to a reduction in the enacted tax rates in Canada.

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

During 2007, approximately 75 percent of revenue and 85 percent of operating income generated in Viad’s Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income in the Travel and Recreation Services segment.

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

Interest Income. Interest income of $6.1 million for 2007 decreased from $7.9 million for 2006. The decrease was due to lower average cash balances in 2007 as compared to 2006 resulting from Viad’s acquisitions and share repurchases.

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

Liquidity and Capital Resources:

Cash and cash equivalents were $148.0 million as of December 31, 2008 as compared to $165.1 million as of December 31, 2007, with the decrease primarily due to capital expenditures, the acquisition of Becker Group and share repurchases, mostly offset by cash flow from operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

Viad’s total debt as of December 31, 2008 was $12.6 million compared to $14.2 million as of December 31, 2007. The debt-to-capital ratio was 0.026 to 1 as of December 31, 2008 compared with 0.029 to 1 as of December 31, 2007. Capital is defined as total debt plus minority interest and common stock and other equity.

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

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of December 31, 2008, Viad had an outstanding borrowing of $8.2 million under the Credit Facility. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly consolidated net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1, and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2008, Viad was in compliance with all covenants.

As of December 31, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2008 would be $37.9 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are not collateral or similar arrangements whereby Viad could recover payments.

Capital expenditures for 2008 totaled $39.0 million and primarily related to the purchase of equipment and information systems and related costs at GES and new tour buses at Brewster. Capital expenditures for 2007 totaled $33.3 million and primarily related to the purchase of rental inventory, information systems and related costs and leasehold improvements at GES and new tour buses at Brewster.

On January 4, 2008, Viad completed the acquisition of Becker Group for $24.3 million in cash and incurred $325,000 of direct acquisition costs for a total purchase price of $24.6 million. The operating results of Becker Group have been included in Viad’s consolidated financial statements from the date of acquisition.

Viad announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. During 2008, the Company repurchased 581,119 shares for $15.7 million. Shares repurchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively, for $28.2 million and $49.4 million, respectively. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of December 31, 2008. Additionally, during 2008, 2007 and 2006, the Company repurchased 50,061 shares for $1.6 million, 31,201 shares for $1.2 million and 48,692 shares for $1.5 million, respectively, related to tax withholding requirements on vested share-based awards.

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

The following table presents Viad’s contractual obligations as of December 31, 2008:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Long-term debt, including current portion	$8,193	$1,000	$7,193	$—	$—
Capital lease obligations	4,450	1,556	2,152	742	—
Operating leases	90,693	25,487	34,842	16,690	13,674
Estimated interest payments(1)	587	277	281	29	—
Pension and postretirement benefits(2)	39,346	3,572	7,391	7,916	20,467
Purchase obligations(3)	29,536	13,469	9,733	5,862	472
Other obligations(4)	4,949	4,949	—	—	—

Total contractual cash obligations(5)	$177,754	$50,310	$61,592	$31,239	$34,613

(1)	Interest payments on capital lease obligations only. Interest payments on variable rate debt (the Credit Facility, as described in Note 10 of notes to consolidated financial statements) is indexed to LIBOR and is excluded from the table.

(2)	Estimated contributions related to multi-employer benefit plans are excluded from the table above. See Note 16 of notes to consolidated financial statements for disclosures regarding those obligations.

(3)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to product licenses, consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Also included are multi-year utility contracts for which the minimum requirements contained in the contracts are included in the table.

(4)	Represents gross payment obligation in connection with foreign tax settlement. See Note 15 of notes to consolidated financial statements for disclosures regarding this obligation.

(5)	Aggregate liabilities associated with uncertain tax positions of $6.6 million (including interest and penalties) are excluded from the table above as the timing and amounts of future cash outflows are highly uncertain.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2008 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of December 31, 2008, there was a remaining environmental remediation liability of $7.7 million related to previously sold operations of which $2.2 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.5 million under the caption “Other deferred items and liabilities.”

Off-Balance Sheet Arrangements:

Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements. See Notes 10, 18 and 19 of notes to consolidated financial statements.

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

Goodwill and other intangible assets − Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level, or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets among components, and the benefits and likely recoverability of goodwill by the component’s operations.

As of December 31, 2008, Viad had goodwill of $174.0 million related to the GES operating segment. For goodwill impairment testing purposes, this goodwill is assigned to and tested at the GES component level, based on its discrete geographical operations in the United States, United Kingdom and Canada. As of December 31, 2008, Viad had goodwill of $5.1 million related to the Becker Group operating segment (within the Experiential Marketing Services reportable segment), and goodwill of $33.4 million related to the Brewster operating segment (within the Travel and Recreation Services reportable segment). Both the Becker Group and Brewster operating segments are considered reporting units for goodwill impairment testing purposes.

Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience.

During the fourth quarter of 2008, Viad performed its goodwill impairment testing under the income approach described above. Accordingly, the most critical assumptions and estimates in determining the estimated fair value of its reporting units related to the amounts and timing of expected future cash flows for each reporting unit, and the reporting unit cost of capital (discount rate) applied to those cash flows. During this time frame, Viad significantly reduced its expected future revenue, operating income and cash flow forecasts for 2009 compared to 2008, across all of its operating segments as the Company believes that there will be lower overall customer spending for its goods and services. These reductions were driven by the accelerated deterioration of the macroeconomic environment, increased uncertainties in the marketplace, the global economic downturn in general and unfavorable foreign currency translation.

Based on these facts and circumstances, the Company’s forecasts and projections assume a significant decline in Viad’s aggregate full year 2009 revenue, and a decline in full year 2009 segment operating income compared to 2008 levels. Viad’s goodwill impairment valuation models also assume a modest recovery in the subsequent two-year time frame, and moderate-inflationary type growth in the longer term. Viad assumed terminal growth rates for its reporting units which approximate long-term inflationary levels. Furthermore, the assumed reporting unit cost of capital rates (discount rates) were estimated using a build-up method based on the perceived risk associated with the cash flows pertaining to the specific reporting unit. Finally, in order to assess the reasonableness of its fair value estimates, the Company performed a reconciliation of the aggregate fair values of its reporting units to Viad’s market capitalization on the measurement date.

Based on the Company’s goodwill impairment testing, Viad recorded a goodwill impairment loss of $6.5 million in the fourth quarter of 2008 related to the Becker Group reporting unit. Although there was no indicated impairment related to the other reporting units for which goodwill had been assigned and tested, the Company has experienced a significant narrowing of the margin between the estimated fair values of the reporting units and their related net book values under step one of the goodwill impairment test. As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. Due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts, or an increase in reporting unit cost of capital, could trigger an interim goodwill impairment test, which may result in additional goodwill impairment charges.

Furthermore, management continues to monitor the market capitalization of the Company as declines in market capitalization could be indicative of possible goodwill impairment. During the first quarter of 2009, the Company has experienced additional declines in its market capitalization which management will continue to evaluate with respect to its assessment of goodwill and other intangible assets. An ongoing decline in market capitalization could result in future impairment charges.

In addition, as of December 31, 2008, the Company had remaining goodwill of $5.1 million related to the acquisition of Becker Group in 2008, and $23.6 million of goodwill related to the acquisition of Melville in 2007, which constitutes GES’ United Kingdom reporting unit. Due to the recent timing of these acquisitions, there is a higher level of sensitivity with respect to the estimated fair values of these reporting units relative to their respective book values. Accordingly, changes in the assumptions used to estimate the fair value of these reporting units may result in additional goodwill impairment charges.

Other intangible assets not subject to amortization, which primarily consist of trademarks and trade names, are also tested for impairment annually on October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Other intangible assets not subject to amortization are also reviewed annually to determine whether an indefinite useful life remains appropriate. The Company also uses an income approach to measure the estimated fair values of its trademarks and trade names not subject to amortization. Intangible assets subject to amortization are stated at cost, net of accumulated amortization, and are tested for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable through undiscounted cash flows. Intangible assets subject to amortization consist of customer contracts and relationships, design libraries, non-compete agreements and proprietary technology.

During the fourth quarter of 2008, the Company performed its impairment testing of other intangible assets not subject to amortization and also completed an impairment evaluation of intangible assets subject to amortization due to the continued deterioration of the macroeconomic environment and other factors discussed above. As a result of this testing, the Company recorded aggregate other intangible asset impairment charges of $3.7 million. Of the total amount, $1.1 million of other intangible asset impairments related to a trade name and a contract-based intangible at Becker Group and $2.6 million of other intangible asset impairments related to trade names and customer-related intangible assets at Melville. The assumptions used to complete the impairment testing of other intangible assets were consistent with those used in the goodwill impairment testing described above. To the extent that goodwill and another asset of the same reporting unit were tested at the same time, the other asset was tested for impairment before goodwill.

As of December 31, 2008, the Company had aggregate intangible assets not subject to amortization of $7.6 million and aggregate intangible assets subject to amortization of $10.3 million. As noted above, due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts could trigger interim impairment tests for these intangible assets, which may result in additional impairment charges.

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

As of December 31, 2008 and 2007, Viad had gross deferred tax assets of $51.4 million and $62.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards. The Company uses significant judgment in forming a conclusion regarding the recoverability of these assets from future taxable income. Furthermore, the Company considers available evidence in performing this assessment including the consideration of both historical and forecasted taxable income. As of December 31, 2008 and 2007, Viad had a valuation allowance of $162,000 and $325,000, respectively, related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

Effective January 1, 2007, Viad adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Accordingly, Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2008 and 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million and $12.8 million, respectively. In addition, as of December 31, 2008 and 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $2.2 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2008 and 2007. In addition, as of December 31, 2008 and 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $273,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

As of December 31, 2008, the amount of unrecognized tax benefits for continuing operations of $2.4 million (including federal income tax effects of $1.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues were raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due, and $1.4 million of related interest). As of December 31, 2008, the total amount of $4.9 million was included in the consolidated balance sheets under the caption “Other current liabilities.” Furthermore, Viad paid the reassessments of $4.9 million in January 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. As of December 31, 2008, the amount of $1.9 million was included in the consolidated balance sheets under the caption, “Other current assets.” The Company received these refunds in February 2009.

The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may significantly decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $3.1 million (excluding federal income tax effects of $1.0 million) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.

Insurance liabilities − Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.6 million as of December 31, 2008. Of this total, $16.6 million related to workers’ compensation liabilities and the remaining $6.0 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $9.9 million as of December 31, 2008, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $8.3 million and $7.4 million in 2008 and 2007, respectively.

Pension and postretirement benefits − Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $655,000 to its funded pension plans and $777,000 to its unfunded pension plans in 2009.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $535,000 to the plans in 2009.

The assumed health care cost trend rate used in measuring the 2008 accumulated postretirement benefit obligation was nine percent in the year 2008, declining one-half percent each year to the ultimate rate of five percent by the year 2016 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the 2007 accumulated postretirement benefit obligation for post-age 65 plan participants was eight percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan participants, the assumed health care cost trend rate used in measuring the 2007 accumulated postretirement benefit obligation was seven percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2008 by approximately $1.2 million and the total of service and interest cost components by approximately $88,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2008 by approximately $1.1 million and the total of service and interest cost components by approximately $78,000.

The weighted-average discount rates used to determine the domestic pension and postretirement benefit obligations were both 6.90 percent in 2008 and 6.40 percent and 6.25 percent in 2007, respectively. The weighted-average discount rates used to determine the foreign pension benefit obligations as of December 31, 2008 and 2007 were 7.00 percent and 5.75 percent, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the domestic plans for 2008 and 2007 were 6.40 percent and 5.50 percent, respectively. The net periodic benefit cost for the foreign pension plans used weighted-average discount rates of 5.75 percent and 5.00 percent for 2008 and 2007, respectively. The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments.

The expected return on plan assets used to determine the domestic net periodic pension cost for both 2008 and 2007 was 7.75 percent. The foreign pension plans used rates of 6.50 percent and 7.00 percent for 2008 and 2007, respectively. The expected return on plan assets used to determine net periodic postretirement benefit cost for both 2008 and 2007 was 7.50 percent. See Note 16 of notes to consolidated financial statements.

Share-based compensation − Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”), which was approved at the 2007 Annual Meeting of Shareholders. The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) had a ten-year life and terminated in May 2007. No further awards were granted under the 1997 Plan after its termination. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have been exercised, forfeited or expired. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.

Total share-based compensation expense recognized in the consolidated financial statements in 2008, 2007 and 2006 was $6.2 million, $9.1 million and $11.1 million, respectively. Furthermore, the total tax benefits related to such costs were $2.3 million, $3.5 million and $4.3 million in 2008, 2007 and 2006, respectively. No share-based compensation costs were capitalized during 2008, 2007 or 2006.

Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility; the expected period of time the stock option will remain outstanding; the expected dividend yield on Viad common stock, and the risk-free interest rate. Changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s results of operations. See Note 2 of notes to consolidated financial statements.

Impact of Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad has not applied the disclosure provisions of SFAS No. 157 include the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Furthermore, the Company believes that the full adoption of SFAS No. 157 will not have a material impact on Viad’s financial position or results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans − an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad had historically utilized a November 30 measurement date for certain of its pension and postretirement benefit plans. Accordingly, Viad adopted the measurement date provisions of SFAS No. 158 on December 31, 2008 to coincide with its year end statement of financial position. The adoption of the measurement date provisions of SFAS No. 158 did not have a material impact on Viad’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 141(R) in the first quarter of 2009 and will apply its provisions prospectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 160 in the first quarter of 2009. As of December 31, 2008, Viad had $6.5 million related to a noncontrolling interest recorded in its consolidated balance sheet. Beginning in 2009, the Company’s noncontrolling interest will be reclassified and included within equity on Viad’s consolidated balance sheet. In addition, the Company’s consolidated statements of operations will be presented in a manner that reflects consolidated net income that includes the amounts attributable to both the parent and noncontrolling interest. Furthermore, separate disclosure of the amounts of consolidated net income attributable to the parent and noncontrolling interest will be presented. During the year ended

December 31, 2008, the amount of consolidated net income attributable to Viad’s noncontrolling interest was $550,000. The provisions of SFAS No. 160 will be applied retrospectively to all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Viad will adopt SFAS No. 161 in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material impact on Viad’s financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, Viad will adopt FSP FAS 142-3 in the first quarter of 2009 and will apply its provisions prospectively.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective in November 2008, which was 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material impact on Viad’s financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Accordingly, Viad will adopt FSP EITF 03-6-1 in the first quarter of 2009. During 2008 and prior years, the Company had certain share-based payment transactions which would be subject to the guidance set forth in FSP EITF 03-6-1. As of December 31, 2008, Viad had outstanding 358,285 shares of nonvested restricted stock awards and 94,828 shares of nonvested performance-based restricted stock awards, all of which contain nonforfeitable dividend rights. Accordingly, the Company believes that these share-based payment awards are deemed participating securities pursuant to FSP EITF 03-6-1 and subject to the computation of income per share under the two-class method. Although the Company has not finalized its computations, it currently believes that the adoption of FSP EITF 03-6-1 may result in a material reduction of Viad’s computation of basic income per share, and to a lesser extent, may impact diluted income per share.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 132(R)-1 to the Company’s disclosures in 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on Viad’s financial position or results of operations.

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

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $6.2 million and $47.9 million as of December 31, 2008 and 2007, respectively. During 2008 and 2007, an unrealized foreign currency translation loss of $41.7 million and a gain of $24.4 million, respectively, were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign subsidiaries, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.97, 0.95 and 0.90 for the years ended December 31, 2008, 2007 and 2006, respectively. Accordingly, Viad’s segment operating income has been favorably impacted by approximately $663,000 in 2008 from the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. A hypothetical change of ten percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $2.2 million. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.92, 2.01 and 1.85 for the years ended December 31, 2008, 2007 and 2006, respectively. Accordingly, Viad’s segment operating income has been unfavorably impacted by approximately $462,000 in 2008 from the weakening of the British pound relative to the U.S. dollar. A hypothetical change of ten percent in the British pound exchange rate would have resulted in a change to operating income of approximately $687,000.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of December 31, 2008 and 2007, Viad did not have any significant foreign currency forward contracts outstanding.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of December 31, 2008 Viad had variable rate debt outstanding of $8.2 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Assuming a hypothetical adverse change in short term interest rates of 50 and 100 basis points, Viad’s 2008 income before income taxes and minority interest would have been lower by approximately $40,000 and $81,000, respectively. See Note 10 of notes to consolidated financial statements.

Viad’s subsidiaries have exposure to changing fuel prices. Periodically, one of these subsidiaries enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2008 or 2007.

Item 8.	Financial Statements and Supplementary Data.

Refer to Index to Financial Statements on page 36 for required information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2008, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In connection with the acquisition of Becker Group on January 4, 2008, the Company implemented changes to its internal control over financial reporting to improve Becker Group’s segregation of duties in, and to improve documentation of, accounts receivable, purchasing, account reconciliation and journal entry processes. Becker Group also implemented Viad’s compliance and ethics program. Except for the preceding changes, there were no changes in Viad’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 19, 2009, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” on page 10 of this Annual Report.

Viad has adopted a Code of Ethics for all directors, officers and employees of the Company and its subsidiaries. A copy of the Company’s Code of Ethics is available at Viad’s website at www.viad.com/pdf/corpgovernance/CodeofEthics.pdf and is also available without charge to any shareholder upon request by writing to: Viad Corp, 1850 North Central Avenue, Suite 800, Phoenix, Arizona 85004-4545, Attention: Vice President-General Counsel and Secretary.

Item 11.	Executive Compensation.

Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 19, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 19, 2009, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding director independence, and certain relationships and related transactions, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 19, 2009, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accountant fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 19, 2009, and is incorporated herein by reference.

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

(b) Exhibits

See Exhibit Index.

(c) Financial Statement Schedules

Schedule II − Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 27th day of February, 2009.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: February 27, 2009	By: /s/ Paul B. Dykstra Paul B. Dykstra Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: February 27, 2009	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Chief Financial Officer

Principal Accounting Officer

Date: February 27, 2009	By: /s/ G. Michael Latta G. Michael Latta Vice President-Controller

Directors

Wayne G. Allcott Daniel Boggan Jr. Isabella Cunningham Richard H. Dozer Jess Hay Robert C. Krueger Robert E. Munzenrider Albert M. Teplin

Date: February 27, 2009	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Attorney-in-Fact

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

Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on page 35 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Viad Corp
Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated February 27, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s 2007 change in its method of accounting for income taxes to comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

/s/  Deloitte & Touche llp
Deloitte & Touche llp

Phoenix, Arizona
February 27, 2009

(This page intentionally left blank)

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands,
	except share data)

Assets
Current assets:
Cash and cash equivalents	$148,040	$165,069
Accounts receivable, net of allowance for doubtful accounts of $2,556 and $1,569, respectively	53,541	53,099
Inventories	52,311	52,664
Deferred income taxes	19,695	20,567
Other current assets	14,453	15,222

Total current assets	288,040	306,621
Property and equipment, net	165,415	168,893
Other investments and assets	26,560	30,312
Deferred income taxes	18,996	34,704
Goodwill	212,461	228,170
Other intangible assets, net	17,932	12,663

Total Assets	$729,404	$781,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,702	$68,442
Other current liabilities	109,059	117,152
Current portion of long-term debt and capital lease obligations	2,556	2,462

Total current liabilities	169,317	188,056
Long-term debt and capital lease obligations	10,087	11,714
Pension and postretirement benefits	25,121	23,099
Other deferred items and liabilities	57,790	82,665
Commitments and contingencies (Notes 18 and 19)
Minority interest	6,534	5,984
Common stock and other equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	623,781	635,099
Retained earnings	91,558	51,445
Unearned employee benefits and other	(7,881)	(8,754)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investments	(62)	481
Cumulative foreign currency translation adjustments	6,233	47,905
Unrecognized net actuarial loss and prior service credit	(3,673)	(1,697)
Common stock in treasury, at cost, 4,655,956 and 4,363,956 shares, respectively	(286,803)	(292,036)

Total common stock and other equity	460,555	469,845

Total Liabilities and Stockholders’ Equity	$729,404	$781,363

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006
	(in thousands,
	except per share data)

Revenues:
Convention and event services	$804,546	$719,930	$612,598
Exhibits and environments	229,694	199,549	164,173
Travel and recreation services	86,621	84,222	79,260

Total revenues	1,120,861	1,003,701	856,031

Costs and expenses:
Costs of services	814,214	725,916	624,478
Costs of products sold	224,645	209,221	165,984
Business interruption insurance proceeds	—	(146)	(1,680)
Corporate activities	7,534	9,239	12,349
Gains on sale of corporate assets	—	—	(3,468)
Interest income	(3,242)	(6,130)	(7,949)
Interest expense	1,757	1,658	1,559
Restructuring charges (recoveries)	506	1,375	(215)
Goodwill impairment loss	6,500	—	—
Intangible asset impairment losses	3,731	—	4,560
Other impairment losses (recoveries)	1,000	(172)	(1,164)

Total costs and expenses	1,056,645	940,961	794,454

Income before income taxes and minority interest	64,216	62,740	61,577
Income tax expense	20,678	19,428	9,736
Minority interest	550	764	516

Income from continuing operations	42,988	42,548	51,325
Income from discontinued operations	385	2,049	12,229

Net income	$43,373	$44,597	$63,554

Diluted income per common share
Income from continuing operations	$2.10	$2.04	$2.35
Income from discontinued operations	0.02	0.10	0.56

Net income	$2.12	$2.14	$2.91

Weighted-average outstanding and potentially dilutive common shares	20,493	20,886	21,805

Basic income per common share
Income from continuing operations	$2.13	$2.08	$2.41
Income from discontinued operations	0.02	0.10	0.57

Net income	$2.15	$2.18	$2.98

Weighted-average outstanding common shares	20,172	20,423	21,333

Dividends declared per common share	$0.16	$0.16	$0.16

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2008	2007	2006
	(in thousands)

Net income	$43,373	$44,597	$63,554

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $(347), $(11) and $27	(543)	(17)	42
Unrealized gains (losses) on derivative financial instruments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $90 and $(51)	—	141	(103)
Reclassifications from other comprehensive income to net income, net of tax benefit of $19	—	(38)	(38)
Unrealized foreign currency translation adjustments	(41,672)	24,367	(38)
Pension and postretirement benefit plans:
Amortization of net actuarial loss, net of tax expense (benefit) of $(755) and $1,918	(1,219)	2,096	—
Amortization of prior service credit, net of tax benefit of $483 and $484	(757)	(758)	—
Minimum pension liability adjustment, net of tax expense of $153	—	—	243

Other comprehensive income (loss)	(44,191)	25,791	106

Comprehensive income (loss)	$(818)	$70,388	$63,660

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	(in thousands)

Cash flows from operating activities
Net income	$43,373	$44,597	$63,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,048	22,893	19,804
Deferred income taxes	6,267	(4,148)	4,593
Income from discontinued operations	(385)	(2,049)	(12,229)
Restructuring charges (recoveries)	506	1,375	(215)
Impairment losses (recoveries)	11,231	(172)	5,160
Gains on dispositions of property and other assets	(77)	(482)	(3,499)
Share-based compensation expense	6,246	9,129	11,127
Tax benefits from share-based compensation arrangements	562	2,321	7,906
Excess tax benefits from share-based compensation arrangements	(361)	(1,533)	(4,860)
Other non-cash items, net	5,120	4,286	4,464
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(420)	(921)	14,520
Inventories	1,381	(6,107)	(5,670)
Accounts payable	(10,416)	15,282	273
Restructuring liabilities	(2,434)	(3,604)	(1,301)
Accrued compensation	(8,292)	8,280	8,512
Customer deposits	(4,713)	5,600	(3,030)
Income taxes payable	(6,110)	14,932	(5,539)
Other assets and liabilities, net	(3,919)	(27,462)	(27,133)

Net cash provided by operating activities	65,607	82,217	76,437

Cash flows from investing activities
Capital expenditures	(39,046)	(33,259)	(20,136)
Acquisition of businesses, net of cash acquired	(23,334)	(34,291)	—
Proceeds from sale of short-term investments	3,980	—	—
Purchase of short-term investments	—	(3,719)	—
Settlement of land participation interest − discontinued operations	—	2,500	—
Proceeds from dispositions of property and other assets	281	1,044	16,087

Net cash used in investing activities	(58,119)	(67,725)	(4,049)

Cash flows from financing activities
Payments on debt and capital lease obligations	(2,679)	(2,415)	(3,508)
Dividends paid on common stock	(3,302)	(3,325)	(3,449)
Common stock purchased for treasury	(17,353)	(28,188)	(49,422)
Excess tax benefits from share-based compensation arrangements	361	1,533	4,860
Proceeds from exercise of stock options	3,759	2,342	5,760
Debt issuance costs	—	—	(488)

Net cash used in financing activities	(19,214)	(30,053)	(46,247)

Effect of exchange rate changes on cash and cash equivalents	(5,303)	2,557	(669)

Net increase (decrease) in cash and cash equivalents	(17,029)	(13,004)	25,472
Cash and cash equivalents, beginning of year	165,069	178,073	152,601

Cash and cash equivalents, end of year	$148,040	$165,069	$178,073

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$18,125	$22,060	$21,593

Interest	$1,323	$1,658	$1,343

Equipment acquired under capital leases	$1,042	$1,222	$943

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER EQUITY

				Unearned	Accumulated
			Retained	Employee	Other	Common
	Common	Additional	Earnings	Benefits	Comprehensive	Stock in
	Stock	Capital	(Deficit)	and Other	Income	Treasury	Total
	(in thousands)

Balance, January 1, 2006	$37,402	$653,883	$(40,199)	$(17,409)	$18,522	$(255,230)	$396,969
Net income	—	—	63,554	—	—	—	63,554
Dividends on common stock	—	—	(3,449)	—	—	—	(3,449)
Common stock purchased for treasury	—	—	—	—	—	(49,422)	(49,422)
Employee benefit plans	—	(32,720)	—	3,699	—	33,247	4,226
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000
Employee Equity Trust adjustment to market value	—	1,504	—	(1,504)	—	—	—
Share-based compensation − equity awards	—	6,604	—	—	—	—	6,604
Tax benefits from share-based compensation	—	7,906	—	—	—	—	7,906
Unrealized foreign currency translation adjustment	—	—	—	—	(38)	—	(38)
Unrealized loss on derivatives	—	—	—	—	(141)	—	(141)
Unrealized gain on investments	—	—	—	—	42	—	42
Minimum pension liability adjustment	—	—	—	—	243	—	243
SFAS No. 158 transition adjustment	—	—	—	—	2,270	—	2,270
Other, net	—	—	159	—	—	—	159

Balance, December 31, 2006	37,402	637,177	20,065	(14,214)	20,898	(271,405)	429,923
Net income	—	—	44,597	—	—	—	44,597
Dividends on common stock	—	—	(3,325)	—	—	—	(3,325)
Common stock purchased for treasury	—	—	—	—	—	(28,188)	(28,188)
Employee benefit plans	—	(10,756)	—	4,523	—	7,557	1,324
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000
Employee Equity Trust adjustment to market value	—	63	—	(63)	—	—	—
Share-based compensation − equity awards	—	6,294	—	—	—	—	6,294
Tax benefits from share-based compensation	—	2,321	—	—	—	—	2,321
Unrealized foreign currency translation adjustment	—	—	—	—	24,367	—	24,367
Unrealized gain on derivatives	—	—	—	—	103	—	103
Unrealized loss on investments	—	—	—	—	(17)	—	(17)
Amortization of prior service credit	—	—	—	—	(758)	—	(758)
Amortization of net actuarial loss	—	—	—	—	2,096	—	2,096
FIN 48 transition adjustment	—	—	(9,950)	—	—	—	(9,950)
Other, net	—	—	58	—	—	—	58

Balance, December 31, 2007	37,402	635,099	51,445	(8,754)	46,689	(292,036)	469,845
Net income	—	—	43,373	—	—	—	43,373
Dividends on common stock	—	—	(3,302)	—	—	—	(3,302)
Common stock purchased for treasury	—	—	—	—	—	(17,353)	(17,353)
Employee benefit plans	—	(18,226)	—	—	—	22,586	4,360
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000
Share-based compensation − equity awards	—	6,219	—	—	—	—	6,219
Tax benefits from share-based compensation	—	562	—	—	—	—	562
Unrealized foreign currency translation adjustment	—	—	—	—	(41,672)	—	(41,672)
Unrealized loss on investments	—	—	—	—	(543)	—	(543)
Amortization of prior service credit	—	—	—	—	(757)	—	(757)
Amortization of net actuarial loss	—	—	—	—	(1,219)	—	(1,219)
SFAS No. 158 transition adjustment	—	—	(10)	—	—	—	(10)
Other, net	—	127	52	(127)	—	—	52

Balance, December 31, 2008	$37,402	$623,781	$91,558	$(7,881)	$2,498	$(286,803)	$460,555

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 AND 2006

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

Nature of Business

On January 4, 2008, Viad completed the acquisition of The Becker Group, Ltd. (“Becker Group”), an experiential marketing company headquartered in Baltimore, Maryland specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. With more than 50 years of experience, Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America. Becker Group has been included with Exhibitgroup/Giltspur to form the Experiential Marketing Services segment.

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

Experiential Marketing Services − This segment consists of Exhibitgroup/Giltspur, a division of Viad, and its affiliated companies, including SDD Exhibitions Limited and Voblo Verwaltungs GmbH (“Exhibitgroup/Giltspur”) and Becker Group. Exhibitgroup/Giltspur is an integrated experience marketing agency that specializes in exhibits, events and other face-to-face marketing opportunities. Exhibitgroup/Giltspur combines its core services of custom design, construction and marketing expertise with an ability to provide complete event program management. It leverages its global network to efficiently manage client programs. Its services include: design; integrated marketing including pre- and post event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services. Exhibitgroup/Giltspur also provides portable and “modular” exhibits, kiosks for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors’ centers, showrooms and retail interiors. As discussed above, Becker Group specializes in creating entertaining attractions and brand-based experiences, and provides large-scale, holiday-themed events. Due to their similar economic and other characteristics, Exhibitgroup/Giltspur and Becker Group are aggregated for purposes of segment disclosure.

Travel and Recreation Services − The Travel and Recreation Services segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”), and their related affiliates. Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park, which is an 80 percent owned subsidiary of Viad, operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Due to their similar economic and other characteristics, Brewster and Glacier Park are aggregated for purposes of segment disclosure.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

−	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

−	Estimated fair value of intangible assets with indefinite lives, for purposes of impairment testing;

−	Estimated allowances for uncollectible accounts receivable;

−	Estimated provisions for income taxes, including uncertain tax positions;

−	Estimated liabilities for losses related to self-insured liability claims;

−	Estimated liabilities for losses related to environmental remediation obligations;

−	Estimated sublease income associated with restructuring liabilities;

−	Assumptions used to measure pension and postretirement benefit costs and obligations;

−	Assumptions used to determine share-based compensation costs under the fair value method; and

−	Allocation of purchase price of acquired businesses.

Actual results could differ from these and other estimates.

Cash and Cash Equivalents.  Viad considers all highly-liquid investments with remaining maturities when purchased of three months or less to be cash equivalents. Viad’s cash and cash equivalents consist of cash and bank demand deposits, bank time deposits and money market mutual funds. The Company’s investments in money market mutual funds are classified as available-for-sale and carried at fair value. From time to time, the Company has also held short-term commercial paper, which was classified as held-to-maturity and carried at amortized cost (which closely approximated fair value).

Inventories.  Inventories, which consist primarily of exhibit design and construction materials and supplies used in providing convention show services, are stated at the lower of cost (first-in, first-out and specific identification methods) or market.

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets: buildings, 15 to 40 years; equipment, 3 to 12 years; and leasehold improvements, over the shorter of the lease term or useful life. Property and equipment are tested for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable through undiscounted cash flows.

Capitalized Software.  Viad capitalizes certain internal and external costs incurred in developing or obtaining internal use software. Capitalized costs principally relate to costs incurred to purchase software from third parties, external direct costs of materials and services, and certain payroll-related costs for employees directly associated with software projects once application development begins. Costs associated with preliminary project activities, training and other post-implementation activities are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful lives of the software, generally from three to five years. These costs are included in the consolidated balance sheets under the caption “Property and equipment, net.”

Goodwill and Other Intangible Assets.  Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets not subject to amortization, which primarily consist of trademarks and trade names, are also tested for impairment annually on October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Other intangible assets not subject to amortization are also reviewed annually to determine whether an indefinite useful life remains appropriate. To the extent that goodwill and another asset of the same reporting unit are tested for impairment at the same time, the other asset is tested for impairment before goodwill.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The Company also uses an income approach to measure the estimated fair values of its trademarks and trade names not subject to amortization. The estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results.

Intangible assets subject to amortization are stated at cost, net of accumulated amortization, and are tested for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable through undiscounted cash flows. Intangible assets subject to amortization consist of customer contracts and relationships, design libraries, non-compete agreements and proprietary technology. These assets are amortized using the straight-line method over their estimated useful lives, except for customer relationship intangibles, which are amortized using an accelerated method or shortened estimated useful life.

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

Fair Value of Financial Instruments.  The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 10. Certain judgments are required in interpreting market data and in the assumptions used to develop the estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that Viad could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Foreign Currency Translation.  Viad conducts its foreign operations primarily in Canada and in the United Kingdom, and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. In addition, for purposes of consolidation, the revenues, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period.

Derivative Financial Instruments.  Periodically, Viad’s subsidiaries utilize forward contracts to mitigate the effects of foreign currency exchange rate fluctuations on certain foreign denominated revenue transactions. The term of the forward contracts is generally less than 12 months and is consistent with the anticipated timing of the related transactions. The Company does not use

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

derivative financial instruments for trading or speculative purposes. The forward contracts are recorded as either assets or liabilities in the consolidated balance sheets at fair value, and are marked-to-market based on the quoted market prices of comparable contracts. The change in fair value of the contracts (gains or losses) is recognized directly in earnings or in other comprehensive income depending on whether the contracts qualify for, and were formally designated as, accounting hedges at their inception. A derivative that does not qualify as an accounting hedge will be reflected at fair value, with changes in value recognized through earnings. As of December 31, 2008 and 2007, Viad did not have any significant foreign currency forward contracts outstanding.

Revenue Recognition.  Viad’s revenue recognition policies are as follows:

Viad recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectibility is reasonably assured. GES and Experiential Marketing Services businesses derive revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction, refurbishment of exhibit booths and holiday themed environments. Service revenue is recognized at the time services are performed. Exhibits and environments revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing. Viad’s Travel and Recreation Services businesses generate revenues through their attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.

Share-Based Compensation.  Viad recognizes and measures its compensation costs related to all share-based payment awards, including employee stock options, using the fair value method of accounting. These awards generally include stock options, restricted stock, performance-based restricted stock (“PBRS”) and performance units. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Share-based compensation expense related to stock option awards is recognized using the straight-line method over the requisite service period of approximately five years. The fair value of restricted stock and PBRS awards are based on Viad’s stock price on the date of grant. Share-based compensation expense related to restricted stock awards is recognized using the straight-line method over the requisite service period of approximately three years. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period of approximately three years. Performance unit awards are classified as liability awards and are recorded at estimated fair value, based on the number of units expected to vest, and remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. To the extent earned, performance unit awards are settled in cash based on Viad’s stock price. Compensation expense related to performance unit awards is recognized ratably over the requisite service period of approximately three years.

Common Stock in Treasury.  Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income Per Common Share.  Prior to January 1, 2008, Viad funded its matching contributions to employees’ 401(k) accounts through a leveraged Employee Stock Ownership Plan (“ESOP”). Effective as of December 31, 2007, the ESOP was merged into Viad’s 401(k) defined contribution plan, the Viad Corp Capital Accumulation Plan (“the 401(k) Plan”). ESOP shares are treated as outstanding for income per share calculations. The Company has also established an Employee Equity Trust (the “Trust”) used to fund certain existing employee compensation and benefit plans. As of December 31, 2007, all shares in the Trust had been utilized. Shares held by the Trust were not considered outstanding for income per share calculations until the shares were released from the Trust.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad has not applied the disclosure provisions of SFAS No. 157 include the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Furthermore, the Company believes that the full adoption of SFAS No. 157 will not have a material impact on Viad’s financial position or results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit pension plan and also requires employers to measure the funded status of a plan as of the date of its year end statement of financial position. Viad adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Viad had historically utilized a November 30 measurement date for certain of its pension and postretirement benefit plans. Accordingly, Viad adopted the measurement date provisions of SFAS No. 158 on December 31, 2008 to coincide with its year end statement of financial position. The adoption of the measurement date provisions of SFAS No. 158 did not have a material impact on Viad’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 141(R) in the first quarter of 2009 and will apply its provisions prospectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, Viad will adopt SFAS No. 160 in the first quarter of 2009. As of December 31, 2008, Viad had $6.5 million related to a noncontrolling interest recorded in its consolidated balance sheet. Beginning in 2009, the Company’s noncontrolling interest will be reclassified and included within equity on Viad’s consolidated balance sheet. In addition, the Company’s consolidated statements of operations will be presented in a manner that reflects consolidated net income that includes the amounts attributable to both the parent and noncontrolling interest. Furthermore, separate disclosure of the amounts of consolidated net income attributable to the parent and noncontrolling interest will be presented. During the year ended December 31, 2008, the amount of consolidated net income attributable to Viad’s noncontrolling interest was $550,000. The provisions of SFAS No. 160 will be applied retrospectively to all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Viad will adopt SFAS No. 161 in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material impact on Viad’s financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, Viad will adopt FSP FAS 142-3 in the first quarter of 2009 and will apply its provisions prospectively.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 became effective in November 2008, which was 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material impact on Viad’s financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Accordingly, Viad will adopt FSP EITF 03-6-1 in the first quarter of 2009. During 2008 and prior years, the Company had certain share-based payment transactions which would be subject to the guidance set forth in FSP EITF 03-6-1. As of December 31, 2008, Viad had outstanding 358,285 shares of nonvested restricted stock awards and 94,828 shares of nonvested performance-based restricted stock awards, all of which contain nonforfeitable dividend rights. Accordingly, the Company believes that these share-based payment awards are deemed participating securities pursuant to FSP EITF 03-6-1 and subject to the computation of income per share under the two-class method. Although the Company has not finalized its computations, it currently believes that the adoption of FSP EITF 03-6-1 may result in a material reduction of Viad’s computation of basic income per share, and to a lesser extent, may impact diluted income per share.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 132(R)-1 to the Company’s disclosures in 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on Viad’s financial position or results of operations.

Note 2.	Share-Based Compensation

Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”), which was approved at the 2007 Annual Meeting of Shareholders. The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options, (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The 1997 Viad Corp Omnibus Incentive Plan (the “1997 Plan”) had a ten-year life and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

terminated in May 2007. No further awards were granted under the 1997 Plan after its termination. Existing awards from the 1997 Plan will continue to vest and be exercisable until such time that all awards have been exercised, forfeited or expired. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Plan that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares.

Viad issues shares related to its share-based compensation awards from shares held in treasury. During 2008, 2007 and 2006, the Company repurchased 50,061 shares for $1.6 million, 31,201 shares for $1.2 million and 48,692 shares for $1.5 million, respectively, related to tax withholding requirements on vested restricted stock, performance-based restricted stock and performance-driven restricted stock (“PDRS”).

Total share-based compensation expense recognized in the consolidated financial statements in 2008, 2007 and 2006 was $6.2 million, $9.1 million and $11.1 million, respectively. Furthermore, the total tax benefits related to such costs were $2.3 million, $3.5 million and $4.3 million in 2008, 2007 and 2006, respectively. No share-based compensation costs were capitalized during 2008, 2007 or 2006.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006

Estimated fair value of stock options granted	$8.27	$10.96	$9.29
Expected dividend yield	0.5%	0.4%	0.5%
Expected volatility	25.7%	22.8%	24.3%
Expected life	5 years	5 years	5 years
Risk-free interest rate	2.77%	4.64%	4.57%

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

Stock options granted since 2004 are for contractual terms of seven years and become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after the grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of ten years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were for a contractual term of ten years and were exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant. The exercise price of stock options is based on the market value of Viad’s common stock at the date of grant. Stock options granted also contain certain forfeiture and non-compete provisions. Share-based compensation expense related to stock option awards was $1.3 million, $993,000 and $978,000 for 2008, 2007 and 2006, respectively. As of December 31, 2008, the total unrecognized cost related to non-vested stock option awards was $940,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.3 years.

Viad’s stock options generally contain contingent cash settlement features upon a change of control of the Company. Management believes this cash settlement event is not considered probable, and therefore, the outstanding stock options are accounted for as equity awards and not considered liability awards. Although not considered probable, the cash settlement contingency is deemed to be outside the control of Viad. Accordingly, Viad’s stock options are subject to the provisions of Securities and Exchange Commission (“SEC”) Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” and Emerging Issues Task Force (“EITF”) Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. As of December 31, 2008 and 2007, Viad has not recorded any amounts related to stock options outside of permanent equity as there was no intrinsic value (in-the-money redemption amount) related to Viad’s stock options on the date of grant. As noted above, the exercise price of Viad’s stock option grants is based on the fair market value of the underlying common stock on the date of grant.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at January 1, 2006	1,109,770	$23.55	745,732
Granted	21,700	31.92
Exercised	(206,510)	22.23
Forfeited or expired	(88,048)	22.63

Options outstanding at December 31, 2006	836,912	24.19	600,707
Granted	21,400	38.44
Exercised	(113,957)	21.86
Forfeited or expired	(16,917)	26.11

Options outstanding at December 31, 2007	727,438	24.93	548,117
Granted	36,600	31.37
Exercised	(145,009)	22.56
Forfeited or expired	(12,369)	25.65

Options outstanding at December 31, 2008	606,660	25.86	459,612

The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$18.40 to $20.77	74,945	3.9 years	$19.58	74,945	$19.58
$22.29 to $24.05	102,177	2.0 years	23.88	102,177	23.88
$24.22 to $26.07	162,857	3.0 years	25.13	136,555	25.26
$26.31 to $26.49	153,210	3.1 years	26.34	90,454	26.35
$28.15 to $38.44	113,471	3.4 years	32.21	55,481	29.63

$18.40 to $38.44	606,660	3.0 years	25.86	459,612	24.77

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company as described in Note 20. As of December 31, 2008, there were 61,297 of such options outstanding and 55,562 exercisable, both with exercise prices ranging from $17.74 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 2.5 years. During 2008, a total of 26,671 options were exercised by MoneyGram employees at exercise prices ranging from $18.57 to $28.15.

The aggregate intrinsic value related to stock options outstanding as of December 31, 2008 and 2007 was $588,000 and $5.6 million, respectively. The aggregate intrinsic value was based on the weighted-average exercise price and Viad’s closing stock price of $24.74 and $31.58 as of December 31, 2008 and 2007, respectively. The total intrinsic value of stock option awards exercised during 2008, 2007 and 2006 was $4.5 million, $4.4 million and $6.8 million, respectively. The fair value of stock options that vested during 2008 was $603,000, $580,000 and $2.0 million for 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, Viad received cash proceeds from the exercise of stock options of $3.8 million, $2.3 million and $5.8 million, respectively. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $562,000, $2.3 million and $7.9 million for 2008, 2007 and 2006, respectively.

Restricted stock awards of 104,385, 80,100 and 194,500 shares were granted during 2008, 2007 and 2006, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $33.79, $38.61 and $32.58, respectively. The fair value of restricted stock that vested during 2008, 2007 and 2006 was $2.3 million, $576,000 and $759,000,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

respectively. Restricted stock awards vest between three and five years from the date of grant. Share-based compensation expense related to restricted stock awards was $3.3 million, $3.8 million and $3.6 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, the total unrecognized costs related to non-vested restricted stock awards granted was $3.8 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.3 years.

During 2008, 2007 and 2006, Viad also granted PBRS awards of 55,000, 33,400 and 58,200 shares, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $33.84, $38.44 and $31.92, respectively. The fair value of PBRS that vested during 2008, 2007 and 2006 was $1.6 million, $1.4 million and $1.2 million, respectively. PBRS vests when certain incentive performance targets established in the year of grant are achieved at target levels. PBRS awards are subject to a graded vesting schedule whereby one third of the earned shares vest after the first year, an additional one third after two years and the balance after three years from the date of grant. Share-based compensation expense related to PBRS awards was $1.6 million, $1.5 million and $1.9 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, the total unrecognized costs related to non-vested PBRS awards granted was $891,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.8 years.

Certain PDRS awards granted in previous years vested during 2006 based on achievement of certain long-term incentive performance targets. The fair value of PDRS that vested during 2006 was $313,000 and no PDRS awards remained outstanding as of December 31, 2008 or 2007. Share-based compensation expense related to PDRS awards was $73,000 for 2006. No amount was expensed in 2008 or 2007 related to PDRS.

Future vesting of restricted stock and PBRS is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock and PBRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock, except to the extent restrictions have lapsed. The following table summarizes restricted stock, PBRS and PDRS activity:

	Restricted Stock		PBRS		PDRS
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Balance at January 1, 2006	165,050	$24.38	114,682	$25.04	13,734	$22.76
Granted	194,500	32.58	58,200	31.92	—	—
Vested	(38,800)	19.57	(51,752)	23.94	(13,734)	22.76
Forfeited	(25,525)	29.00	(11,342)	28.96	—	—

Balance at December 31, 2006	295,225	30.02	109,788	28.79	—	—
Granted	80,100	38.61	33,400	38.44	—	—
Vested	(23,875)	24.12	(51,276)	27.81	—	—
Forfeited	(5,650)	31.13	—	—	—	—

Balance at December 31, 2007	345,800	32.40	91,912	32.85	—	—
Granted	104,385	33.79	55,000	33.84	—	—
Vested	(86,600)	26.30	(52,084)	30.79	—	—
Forfeited	(5,300)	34.70	—	—	—	—

Balance at December 31, 2008	358,285	34.25	94,828	34.56	—	—

During 2008, 2007 and 2006, Viad granted awards of units under the performance unit incentive plan (“PUP”) to key employees pursuant to the 2007 and 1997 Plans of 102,960, 67,260 and 89,600 units. PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. As of December 31, 2008 and 2007, Viad had liabilities recorded of $2.9 million and $9.6 million related to the PUP awards. Share-based compensation expense related to the PUP awards (recognized ratably over the requisite service period of approximately three years) was $27,000, $2.8 million and $4.5 million,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

respectively. The PUP award for the 2006-2008 period vested effective December 31, 2008 and will be distributed in March 2009. The PUP award for the 2005-2007 period vested effective December 31, 2007 and a payout of $6.7 million was distributed in March 2008. No other PUP awards vested during 2008 or 2007. Furthermore, there were no cash settlements of PUP awards or any other share-based compensation awards during 2007 or 2006.

Note 3.	Impairment Losses and Recoveries

During the fourth quarter of 2008, Viad completed its annual impairment evaluation of goodwill and other intangible assets not subject to amortization. In addition, the Company also completed an impairment evaluation of intangible assets subject to amortization and certain other long-lived assets as a result of the continued deterioration in the macroeconomic environment and increased uncertainties in the marketplace. During this time frame, Viad reduced its future revenue, operating income and cash flow forecasts as the Company determined that the global economic downturn would lead to lower overall customer spending for its goods and services across all of its operating segments.

As a result of these facts and circumstances, Viad recorded a goodwill impairment loss of $6.5 million related to the Becker Group reporting unit, which was included in the consolidated statements of operations under the caption, “Goodwill impairment loss.” In addition, the Company recorded aggregate other intangible asset impairment losses of $3.7 million, which were included in the consolidated statements of operations under the caption, “Intangible asset impairment losses.” Of the total amount, $1.1 million of other intangible asset impairments related to a trade name and a contract-based intangible asset at Becker Group and $2.6 million of other intangible asset impairments related to trade names and customer-related intangible assets at Melville Exhibition and Event Services Limited and its subsidiaries and an affiliated company, Corporate Technical Services Limited (collectively “Melville”). Viad also recorded an impairment loss of $1.0 million related to one of its touring exhibit assets at Becker Group, which was included in the consolidated statements of operations under the caption, “Other impairment losses (recoveries).”

Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The Company also uses an income approach to measure the estimated fair values of the intangible assets and long-lived asset for which the above impairment losses were recognized. The estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results.

Furthermore, management continues to monitor the market capitalization of the Company as declines in market capitalization could be indicative of possible goodwill impairment. During the first quarter of 2009, the Company has experienced additional declines in its market capitalization which management will continue to evaluate with respect to its assessment of goodwill and other intangible assets. An ongoing decline in market capitalization could result in future impairment charges.

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

In 2006, Exhibitgroup/Giltspur experienced a significant decline in revenue compared to 2005, which led to a decrease in overall production capacity utilization. As a result of these factors, Viad recorded an impairment loss of $4.6 million related to the write off of the remaining book value of the unamortized trademark at Exhibitgroup/Giltspur. This charge is included in the consolidated statements of operations under the caption “Intangible asset impairment losses.”

In 2006, Viad also recorded an impairment loss of $600,000 related to the reduction in value of a non-core asset, which was subsequently sold for $2.0 million in December 2006. This charge is included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 4.	Gains on Sale of Corporate Assets

In January 2006, Viad sold certain undeveloped land in Phoenix, Arizona for $2.9 million in cash to an unrelated third party, resulting in a gain of $1.7 million. In December 2006, Viad sold a non-core asset for $2.0 million. An impairment loss of $600,000 was recorded in 2006 on this asset as discussed in Note 3 and no gain or loss was recorded at the time of sale.

Also, in January 2006, Viad sold its remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. See Note 20.

Note 5.	Acquisition of Businesses

On January 4, 2008, Viad completed the acquisition of Becker Group. The operating results of Becker Group have been included in Viad’s consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. The following condensed balance sheet information represents the amounts assigned to each major asset and liability caption of Becker Group as of the date of acquisition:

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

The Company recorded $11.6 million of goodwill in connection with the transaction, which was included in the Experiential Marketing Services reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill included Becker Group’s strong presence and reputation in its established markets, future growth opportunities and its experienced management team. The goodwill related to the Becker Group acquisition is not deductible for tax purposes. The amounts assigned to other intangible assets included $3.7 million of trademarks and trade names not subject to amortization and $11.3 million of intangible assets subject to amortization. The amortizable intangible assets consisted of $7.8 million of customer contracts and relationships, $2.0 million of design libraries, $1.2 million of non-compete agreements and $233,000 of proprietary technology. The weighted-average amortization periods for Becker Group’s customer contracts and relationships, design libraries and proprietary technology assets as of December 31, 2008 were approximately: 6.3 years, 9.5 years and 1.5 years, respectively. Becker Group’s non-compete agreements were fully amortized as of December 31, 2008. The weighted-average amortization period of the aggregate amortized intangible assets as of December 31, 2008 was approximately 6.8 years. See Note 8.

In the fourth quarter of 2008, Viad recorded a goodwill impairment loss of $6.5 million, other intangible asset impairment losses of $1.1 million and a long-lived asset impairment loss of $1.0 million related to Becker Group. See Note 3.

On February 1, 2007, Viad completed, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited. Melville is the leading exhibition services contractor in the United Kingdom and provides a full spectrum of organizer and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

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

In connection with the acquisition, the Company paid $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. In addition, the Company capitalized $1.7 million of restructuring costs related to the transaction. These costs primarily related to the planned consolidation of duplicate facilities at Melville, as well as severance and certain other employee benefit costs. The restructuring costs were recognized as a liability on the date of acquisition, which resulted in additional goodwill. See Note 17.

The following condensed balance sheet information represents the amounts assigned to each major asset and liability caption of Melville as of the date of acquisition:

(in thousands)

Cash and cash equivalents	$5,848
Accounts receivable	11,383
Other current assets	6,532
Property and equipment	4,978
Goodwill	31,769
Other intangible assets	11,117

Total assets acquired	71,627

Accounts payable	(15,869)
Customer deposits	(11,035)
Other current liabilities	(6,927)
Other non-current liabilities	(2,811)

Total liabilities assumed	(36,642)

Purchase price	$34,985

The Company recorded $31.8 million of goodwill in connection with the transaction, which was included in the GES reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill included; Melville’s longstanding presence and reputation in its established markets, its experienced management team and assembled workforce, and economic benefits expected to be derived through GES’ worldwide network. The goodwill related to the Melville acquisition is deductible for tax purposes over a period of 15 years. The amounts assigned to other intangible assets included $7.7 million of trademarks and trade names not subject to amortization and $3.4 million of intangible assets subject to amortization. The amortizable intangible assets consisted of $3.1 million of customer relationships and customer contracts and $299,000 of other intangible assets. As of December 31, 2008, the amortizable intangible assets are expected to be amortized in the consolidated financial statements over a weighted-average amortization period of approximately 3.7 years. See Note 8.

In the fourth quarter of 2008, Viad recorded other intangible asset impairment losses of $2.6 million related to Melville. See Note 3.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table summarizes the unaudited pro forma results of operations of Viad for 2007 and 2006, assuming that the acquisitions of Becker Group and Melville had both been completed at the beginning of each year:

	2007	2006
	(in thousands, except per share data)

Revenue	$1,033,484	$973,665
Income from continuing operations	$40,915	$51,503
Net income	$42,964	$63,732
Diluted net income per share	$2.06	$2.92
Basic net income per share	$2.10	$2.99

On November 9, 2007, GES acquired the assets of ethnoMetrics Corp (“ethnoMetrics”) for an aggregate purchase price of $1.0 million. ethnoMetrics provides consulting and analytical services to exhibition and event organizers and exhibitors. Viad’s consolidated financial statements include the results of operations of ethnoMetrics from the date of acquisition. The historical results of operations of ethnoMetrics were not significant to Viad’s consolidated results of operations for the years presented. The allocation of the aggregate purchase price included: tangible assets of $100,000, goodwill of $273,000 and other intangible assets of $627,000. The amounts assigned to other intangible assets include $550,000 of intangible assets subject to amortization. The Company recorded $273,000 of goodwill in connection with the transaction, which is included in the GES reporting segment. The goodwill related to the ethnoMetrics acquisition is deductible for tax purposes over a period of 15 years.

On June 29, 2007, GES acquired Poitras Exposition Services (“Poitras”), an exhibition services contractor in Quebec City, Canada, for an aggregate purchase price of $2.2 million including direct acquisition costs. Viad’s consolidated financial statements include the results of operations of Poitras from the date of acquisition. The historical results of operations of Poitras were not significant to Viad’s consolidated results of operations for the years presented. The allocation of the aggregate purchase price included: tangible assets of $728,000 (including cash acquired of $59,000), assumed liabilities of $519,000, goodwill of $1.4 million and other intangible assets of $528,000. The amounts assigned to other intangible assets included $379,000 of intangible assets subject to amortization. The goodwill recorded in connection with the transaction, which is included in the GES reporting segment, is not deductible for tax purposes.

On April 13, 2007, Brewster acquired Lake Minnewanka Boat Tours (“Minnewanka”), a tour boat operator in Banff, Alberta, Canada, for $2.2 million in cash including direct acquisition costs. Viad’s consolidated financial statements include the results of operations of Minnewanka from the date of acquisition. The historical results of operations of Minnewanka were not significant to Viad’s consolidated results of operations for the years presented. The allocation of the aggregate purchase price included: tangible assets of $1.9 million, assumed liabilities of $456,000, goodwill of $490,000 and other intangible assets of $277,000. The amounts assigned to other intangible assets included $85,000 of intangible assets subject to amortization. The goodwill recorded in connection with the transaction, which is included in the Travel and Recreation Services reporting segment, is not deductible for tax purposes.

Note 6.	Inventories

The components of inventories as of December 31 were as follows:

	2008	2007
	(in thousands)

Raw materials	$30,683	$28,613
Work in process	21,628	24,051

Inventories	$52,311	$52,664

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 7.	Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2008	2007
	(in thousands)

Land	$23,623	$27,495
Buildings and leasehold improvements	88,999	95,741
Equipment and other	267,175	261,917

	379,797	385,153
Accumulated depreciation	(214,382)	(216,260)

Property and equipment	$165,415	$168,893

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $19.8 million and $15.8 million as of December 31, 2008 and 2007, respectively.

Depreciation expense was $25.0 million, $21.9 million and $19.5 million for 2008, 2007 and 2006, respectively. As discussed in Note 3 above, Viad recorded an impairment loss of $1.0 million related to one of it touring exhibit assets at Becker Group.

Note 8.	Goodwill and Other Intangible Assets

As discussed in Note 3 above, during the fourth quarter of 2008, Viad completed an impairment evaluation of goodwill and other intangible assets. In connection with this testing and as a result of the continued deterioration in the macroeconomic environment, Viad recorded impairment charges of $6.5 million and $1.1 million related to goodwill and other intangible assets, respectively, at Becker Group. This testing also resulted in a $2.6 million charge related to certain intangible assets associated with Melville.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

		Experiential	Travel and
	GES	Marketing	Recreation	Total
	(in thousands)

Balance at January 1, 2007	$149,490	$—	$34,664	$184,154
Business acquisitions	33,458	—	490	33,948
Foreign currency translation adjustments	2,728	—	7,340	10,068

Balance at December 31, 2007	185,676	—	42,494	228,170
Business acquisition	—	11,563	—	11,563
Goodwill impairment loss	—	(6,500)	—	(6,500)
Foreign currency translation adjustments	(11,658)	—	(9,114)	(20,772)

Balance at December 31, 2008	$174,018	$5,063	$33,380	$212,461

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

A summary of other intangible assets as of December 31, 2008 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
		(in thousands)

Amortized intangible assets:
Customer contracts and relationships	$8,634	$(901)	$7,733
Design libraries	2,020	(226)	1,794
Non-compete agreements	1,933	(1,634)	299
Proprietary technology	735	(293)	442
Other	79	(35)	44

	13,401	(3,089)	10,312

Unamortized intangible assets:
Trademarks and trade names	7,590	—	7,590
Other	30	—	30

	7,620	—	7,620

Total	$21,021	$(3,089)	$17,932

A summary of other intangible assets as of December 31, 2007 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
		(in thousands)

Amortized intangible assets:
Customer-related intangibles	$3,555	$(548)	$3,007
Non-compete agreements	2,050	(1,202)	848
Proprietary technology	582	(90)	492
Other	97	(18)	79

	6,284	(1,858)	4,426

Unamortized intangible assets:
Trademarks and trade names	8,207	—	8,207
Marketing-related intangible	30	—	30

	8,237	—	8,237

Total	$14,521	$(1,858)	$12,663

Intangible asset amortization expense for 2008, 2007 and 2006 was $3.1 million, $1.0 million and $275,000, respectively. The weighted-average amortization period of customer contracts and relationships, design libraries, non-compete agreements, proprietary technology and other amortizable intangibles assets is approximately 5.9 years, 9.5 years, 1.3 years, 2.3 years and 2.3 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)

2009	$2,218
2010	$1,898
2011	$1,558
2012	$1,189
2013 and thereafter	$3,449

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 9.	Accrued Liabilities and Other

As of December 31 other current liabilities consisted of the following:

	2008	2007
	(in thousands)

Continuing operations:
Customer deposits	$43,011	$47,132
Accrued compensation	29,048	34,248
Self-insured liability accrual	8,258	7,984
Accrued income taxes	5,199	787
Accrued sales and use taxes	3,473	3,406
Accrued restructuring	2,337	3,015
Accrued dividends	840	869
Other	13,427	15,400

	105,593	112,841

Discontinued operations:
Environmental remediation liabilities	2,208	2,510
Self-insured liability accrual	461	591
Other	797	1,210

	3,466	4,311

Total other current liabilities	$109,059	$117,152

As of December 31 other deferred items and liabilities consisted of the following:

	2008	2007
	(in thousands)

Continuing operations:
Self-insured liability accrual	$14,387	$13,931
Accrued income taxes	5,462	17,354
Accrued compensation	5,194	8,286
Accrued restructuring	4,207	6,006
Foreign deferred tax liability	3,340	5,086
Deferred gain on sale of property	1,612	2,578
Other	5,296	9,973

	39,498	63,214

Discontinued operations:
Self-insured liability accrual	9,435	10,351
Environmental remediation liabilities	5,516	5,806
Accrued income taxes	909	856
Other	2,432	2,438

	18,292	19,451

Total other deferred items and liabilities	$57,790	$82,665

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 10.	Debt

Long-term debt as of December 31 was as follows (1):

	2008	2007
	(in thousands)

Revolving credit agreement, 3.8% (2008) and 6.7% (2007) floating rate indexed to LIBOR at December 31, due 2011	$8,193	$9,193
Capital lease obligations, 6.7% (2008) and 6.6% (2007) weighted-average interest rate at December 31, due to 2013	4,450	4,983

	12,643	14,176
Current portion	(2,556)	(2,462)

Long-term debt	$10,087	$11,714

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit.

As of December 31, 2008, Viad’s total debt of $12.6 million consisted of $4.4 million of capital lease obligations and an $8.2 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. Financial covenants include a minimum consolidated net worth requirement of not less than $344.6 million plus 50 percent of positive quarterly net income earned in each fiscal quarter beginning with the quarter ended June 30, 2006 plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased, a fixed-charge coverage ratio of not less than 1.25 to 1 and a leverage ratio of not greater than 2.75 to 1. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. As of December 31, 2008, Viad was in compliance with all covenants.

As of December 31, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2008 would be $37.9 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2008 are as follows:

	Revolving	Capital
	Credit	Lease
	Agreement	Obligations
	(in thousands)

2009	$1,000	$1,834
2010	1,000	1,430
2011	6,193	1,003
2012	—	711
2013	—	59

Total	$8,193	5,037

Less: Amount representing interest		(587)

Present value of minimum lease payments		$4,450

Included in 2011 under “Revolving Credit Agreement” is the amount due at the maturity of the Credit Facility.

The gross amount of assets recorded under capital leases as of December 31, 2008 was $3.5 million and accumulated amortization was $1.9 million. As of December 31, 2007, the gross amount of assets recorded under capital leases and accumulated amortization were $2.6 million and $1.6 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. See Note 7.

The weighted-average interest rate on total debt was 8.1 percent, 8.3 percent and 8.1 percent, for 2008, 2007 and 2006, respectively.

The estimated fair value of total debt was $12.6 million and $14.2 million as of December 31, 2008 and 2007, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 11.	Fair Value Measurements

As discussed in Note 1, on January 1, 2008 Viad adopted the initial provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires an entity to maximize the use of quoted prices and other observable inputs and minimize the use of unobservable inputs when measuring fair value, and also establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value as follows:

Level 1 − Quoted prices in active markets for identical assets or liabilities.

Level 2 − Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 − Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. Viad’s money market mutual funds are included under the caption “Cash and cash equivalents” in the consolidated balance sheets and its other mutual fund investments are included under the caption “Other investments and assets” in the consolidated balance sheets. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at
		December 31, 2008 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobserved
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Assets:
Money market funds	$82,282	$82,282	$—	$—
Other mutual funds	1,727	1,727	—	—

Total	$84,009	$84,009	$—	$—

As of December 31, 2008 and 2007, Viad had investments in money market mutual funds of $82.3 million and $68.1 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of December 31, 2008 and 2007, Viad had investments in other mutual funds of $1.7 million and $2.8 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2008 and 2007, there was an unrealized loss of $101,000 ($62,000 after-tax) and an unrealized gain of $789,000 ($481,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

In addition to the above, as of December 31, 2007, the Company had investments in short-term commercial paper of $49.8 million, which was included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as held-to-maturity and were recorded at amortized cost, which closely approximated fair value. Furthermore, these investments matured during January 2008, and there were no realized gains or losses. The Company did not have any investments in commercial paper as of December 31, 2008.

Note 12.	Income Per Share

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations:

	2008	2007	2006
	(in thousands, except per
	share data)

Income from continuing operations	$42,988	$42,548	$51,325

Weighted-average outstanding common shares	20,172	20,423	21,333
Additional dilutive shares related to stock-based compensation	321	463	472

Weighted-average outstanding and potentially dilutive common shares	20,493	20,886	21,805

Diluted income per share from continuing operations	$2.10	$2.04	$2.35

Basic income per share from continuing operations	$2.13	$2.08	$2.41

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Options to purchase 69,000 shares of common stock were outstanding during 2008, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. During 2007 and 2006, no options were anti-dilutive and thus no options were excluded from the computation of diluted income per share.

Note 13.	Employee Stock Ownership Plan

Prior to January 1, 2008, Viad funded its matching contributions to employees’ 401(k) accounts through the Company’s ESOP. Effective December 31, 2007, the ESOP merged into the 401(k) Plan. Prior thereto, the 401(k) Plan and ESOP were separate legal plans, and the ESOP held company matching contributions of Viad common stock provided to participants in the 401(k) Plan. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an employee stock ownership plan, may participate in the ESOP and will continue to have the opportunity to participate in the employee stock ownership feature within the 401(k) Plan.

In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, was recorded as a reduction of common stock and other equity. As of December 31, 2008 the balance of the ESOP loan was $7.9 million and is included in the consolidated balance sheets under the caption “Unearned employee benefits and other.” The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting common stock and other equity is reduced as stock is allocated to employees and benefits are charged to expense. Effective December 11, 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. The 401(k) Plan will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.

Information regarding ESOP transactions for the years ended December 31 was as follows:

	2008	2007	2006
	(in thousands)

Amounts paid by ESOP for:
Debt repayment	$1,000	$1,000	$1,000
Interest	211	425	449
Amounts received from Viad as:
Dividends	$147	$164	$181
Contributions	1,064	1,261	1,268

Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Expense was recognized based upon the greater of cumulative cash payments to the ESOP or 80 percent of the cumulative expense that would have been recognized under the shares allocated method, in accordance with EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.” Under this method, Viad recorded expense of $1.1 million, $1.2 million and $1.2 million in 2008, 2007 and 2006, respectively.

Unallocated shares held by the 401(k) Plan totaled 782,870 and 959,515 as of December 31, 2008 and 2007, respectively. Shares allocated during 2008 and 2007 totaled 176,645 and 106,352, respectively.

Note 14.	Preferred Stock Purchase Rights

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

In addition, Viad has authorized 5.0 million and 2.0 million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which is outstanding.

Note 15.	Income Taxes

The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the years ended December 31:

	2008		2007		2006
	(in thousands)

Computed income tax expense at statutory federal income tax rate of 35%	$22,476	35.0%	$21,959	35.0%	$21,552	35.0%
State income taxes, net of federal benefit	1,865	2.9%	1,632	2.6%	2,099	3.4%
Tax resolutions and refunds, net	(5,706)	(8.9)%	(3,112)	(5.0)%	(13,163)	(21.4)%
Nondeductible goodwill impairment	2,562	4.0%	—	0.0%	—	0.0%
Change in enacted foreign tax rate	—	0.0%	(1,280)	(2.0)%	—	0.0%
Other, net	(519)	(0.8)%	229	0.4%	(752)	(1.2)%

Income tax expense	$20,678	32.2%	$19,428	31.0%	$9,736	15.8%

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

Effective January 1, 2007, Viad adopted FASB Interpretation No. (“FIN”) 48 which provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a more-likely-than-not threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. As of January 1, 2007, the cumulative effect of applying the provisions of FIN 48 resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million and an increase to deferred tax assets of $3.2 million.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2008 and 2007, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million and $12.8 million, respectively. In addition, as of December 31, 2008 and 2007, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $2.2 million and $5.1 million, respectively. Upon adoption of FIN 48, the Company elected to continue to classify interest and penalties related to income tax liabilities as a component of income tax expense.

During 2008, 2007 and 2006, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $5.7 million, $3.1 million and $13.2 million, respectively. In addition, Viad recorded tax-related interest expense of $1.2 million, $1.4 million and $1.6 million, during 2008, 2007 and 2006, respectively.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2008 and 2007. In addition, as of December 31, 2008 and 2007, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $273,000 and $220,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the year ended December 31, 2008:

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)

Balance at January 1, 2008	$12,802	$636	$13,438
Reductions for tax positions taken in prior years	(3,818)	—	(3,818)
Reductions for tax settlements	(3,532)	—	(3,532)
Reductions for lapse of applicable statutes	(1,254)	—	(1,254)
Foreign currency translation adjustment	(711)	—	(711)

Balance at December 31, 2008	$3,487	$636	$4,123

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the year ended December 31, 2007:

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)

Balance at January 1, 2007	$15,738	$942	$16,680
Additions for tax positions taken in prior years	243	—	243
Reductions for tax settlements	(230)	—	(230)
Reductions for lapse of applicable statutes	(3,588)	(306)	(3,894)
Foreign currency translation adjustment	639	—	639

Balance at December 31, 2007	$12,802	$636	$13,438

As of December 31, 2008, the amount of unrecognized tax benefits for continuing operations of $2.4 million (including federal income tax effects of $1.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.

The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues were raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due, and $1.4 million of related interest). As of December 31, 2008, the total amount of $4.9 million was included in the consolidated balance sheets under the caption “Other current liabilities.” Viad paid the reassessments of $4.9 million in January 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. As of December 31, 2008, the amount of $1.9 million was included in the consolidated balance sheets under the caption, “Other current assets.” The Company received these refunds in February 2009.

The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may significantly decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $3.1 million (excluding federal income tax effects of $1.0 million) of its uncertain tax positions could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.

Viad’s 2005 through 2008 U.S. federal tax years and various state tax years from 2002 through 2008 remain subject to income tax examinations by tax authorities. In addition, tax years from 2004 through 2008 related to Viad’s foreign taxing jurisdictions also remain subject to examination.

Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2008 and 2007, liabilities associated with uncertain tax positions (including interest and penalties) of $6.4 million and $18.2 million, respectively, were classified as non-current liabilities.

During 2007, the Company remeasured certain deferred tax liabilities related to its Canadian operations due to a reduction in the enacted tax rates applicable to those liabilities. As a result of the remeasurement, the Company recorded a tax benefit of $1.3 million.

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

	2008	2007
	(in thousands)

Deferred tax assets:
Provisions for losses	$22,637	$20,873
Pension, compensation and other employee benefits	19,018	20,274
Tax credit carryforwards	4,192	8,509
Deferred income	2,105	2,380
State income taxes	1,299	6,411
Net operating loss carryforward	1,265	—
Capital loss carrryforward	—	2,091
Other deferred income tax assets	857	1,682

Total deferred tax assets	51,373	62,220
Valuation allowance	(162)	(325)

Net deferred tax assets	51,211	61,895

Deferred tax liabilities:
Property and equipment	(5,799)	(6,377)
Unrealized gains on investments	—	(308)
Other deferred income tax liabilities	(10,284)	(5,025)

Total deferred tax liabilities	(16,083)	(11,710)

Foreign deferred tax liabilities included above	3,563	5,086

United States deferred tax assets	$38,691	$55,271

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of December 31, 2008 and 2007, Viad had gross deferred tax assets of $51.4 million and $62.2 million, respectively. As of December 31, 2008 and 2007, Viad had a valuation allowance of $162,000 and $325,000, respectively, related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

As of December 31, 2008, the $4.2 million of tax credit carryforwards represent alternative minimum tax credits that may be carried forward indefinitely.

Viad does not record deferred taxes on the undistributed earnings of its Canadian subsidiaries as management presently intends to reinvest the earnings of those operations. As of December 31, 2008, there was approximately $74.1 million of accumulated undistributed earnings related to Viad’s Canadian subsidiaries, the majority of which has been previously reinvested in the assets of those foreign operations. The incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $1.1 million. To the extent that circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted to the parent, Viad would accrue income taxes attributable to such remittance.

Income tax expense for the years ended December 31 consisted of the following:

	2008	2007	2006
	(in thousands)

Current:
United States:
Federal	$5,879	$9,766	$4,385
State	(4,666)	(201)	(8,866)
Foreign	13,198	14,011	9,624

	14,411	23,576	5,143
Deferred	6,267	(4,148)	4,593

Income tax expense	$20,678	$19,428	$9,736

The aggregate tax benefits realized in connection with the vesting of restricted stock, PBRS and PDRS and the exercise of stock options was $562,000, $2.3 million and $7.9 million for 2008, 2007 and 2006, respectively. These amounts were recorded as credits to stockholders’ equity.

Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

United States and foreign income before income taxes and minority interest for the years ended December 31 was as follows:

	2008	2007	2006
	(in thousands)

United States	$28,988	$26,359	$34,257
Foreign	35,228	36,381	27,320

Income before income taxes and minority interest	$64,216	$62,740	$61,577

Note 16.	Pension and Postretirement Benefits

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans for the years ended December 31 included the following:

	2008	2007	2006
	(in thousands)

Net Periodic Benefit Cost (Credit)
Service cost	$205	$205	$198
Interest cost	1,308	1,147	1,125
Expected return on plan assets	(843)	(743)	(798)
Amortization of prior service cost	76	206	206
Recognized net actuarial loss	390	494	477

Net periodic benefit cost	1,136	1,309	$1,208

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	1,422	(1,356)
Reversal of amortization item:
Net actuarial loss	(390)	(494)
Prior service cost	(76)	(206)

Total recognized in other comprehensive income	956	(2,056)

Total recognized in net period benefit cost (credit) and other comprehensive income	$2,092	$(747)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans for the years ended December 31 included the following:

	2008	2007	2006
	(in thousands)

Net Periodic Benefit Cost (Credit)
Service cost	$64	$69	$75
Interest cost	1,026	978	1,202
Expected return on plan assets	(351)	(376)	(282)
Amortization of prior service credit	(1,561)	(1,448)	(1,162)
Recognized net actuarial loss	189	397	382

Net periodic benefit cost (credit)	(633)	(380)	$215

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	499	(2,731)
Prior service credit	(245)	—
Reversal of amortization item:
Net actuarial loss	(189)	(397)
Prior service credit	1,561	1,448

Total recognized in other comprehensive income	1,626	(1,680)

Total recognized in net period benefit cost (credit) and other comprehensive income	$993	$(2,060)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$11,308	$12,559	$8,202	$8,447	$16,864	$20,184
Service cost	—	—	205	205	64	69
Interest cost	754	675	554	472	1,026	978
Actuarial adjustments	(370)	(1,181)	(50)	(375)	381	(2,751)
Plan amendments	—	—	—	—	(245)	—
Benefits paid	(696)	(745)	(550)	(547)	(1,593)	(1,616)

Benefit obligation at end of year	10,996	11,308	8,361	8,202	16,497	16,864

Change in plan assets:
Fair value of plan assets at beginning of year	10,017	9,621	—	—	4,838	5,510
Actual return on plan assets	(999)	542	—	—	10	356
Company contributions	495	599	550	547	664	588
Benefits paid	(696)	(745)	(550)	(547)	(1,593)	(1,616)

Fair value of plan assets at end of year	8,817	10,017	—	—	3,919	4,838

Funded status at end of year	$(2,179)	$(1,291)	$(8,361)	$(8,202)	$(12,578)	$(12,026)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007
	(in thousands)

Other current liabilities	$—	$—	$(549)	$(554)	$(517)	$(582)
Non-current liabilities	(2,179)	(1,291)	(7,812)	(7,648)	(12,061)	(11,444)

Net amount recognized	$(2,179)	$(1,291)	$(8,361)	$(8,202)	$(12,578)	$(12,026)

Amounts recognized in accumulated other comprehensive income as of December 31, 2008 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
		(in thousands)

Net actuarial loss	$6,190	$1,830	$4,247	$12,267
Prior service cost (credit)	85	—	(6,209)	(6,124)

Subtotal	6,275	1,830	(1,962)	6,143
Less tax effect	(2,447)	(714)	(443)	(3,604)

Total	$3,828	$1,116	$(2,405)	$2,539

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Amounts recognized in accumulated other comprehensive income as of December 31, 2007 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
		(in thousands)

Net actuarial loss	$5,031	$1,957	$3,937	$10,925
Prior service cost (credit)	134	27	(7,525)	(7,364)

Subtotal	5,165	1,984	(3,588)	3,561
Less tax effect	(2,014)	(774)	270	(2,518)

Total	$3,151	$1,210	$(3,318)	$1,043

The estimated net actuarial loss and prior service cost for the pension plans that are expected to be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 are approximately $455,000 and $45,000, respectively. The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is approximately $297,000. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2009 is approximately $1.3 million.

The allocation by category of the plans’ assets as of December 31 is as follows:

			Postretirement
	Pension Plans		Benefit Plans
	2008	2007	2008	2007

Equity securities	38.1%	37.7%	20.2%	19.4%
Fixed income securities	58.5%	59.2%	77.0%	78.3%
Cash	0.7%	0.6%	2.8%	0.0%
Other	2.7%	2.5%	0.0%	2.3%

Total	100.0%	100.0%	100.0%	100.0%

Viad employs a total return investment approach whereby a mix of equities and fixed income securities is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks, as well as growth and value. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid, as well as the Medicare Part D subsidy expected to be received:

			Postretirement	Medicare
	Funded	Unfunded	Benefit	Part D Subsidy
	Plans	Plans	Plans	Receipts
		(in thousands)

2009	$665	$568	$1,908	$296
2010	675	562	1,923	307
2011	659	546	1,947	314
2012	741	654	1,921	319
2013	783	765	1,925	319
2014-2018	3,953	3,998	8,755	1,529

Foreign Pension Plans. Certain of Viad’s foreign operations also maintain trusteed defined benefit pension plans covering certain employees which are funded by the companies and unfunded defined benefit pension plans providing supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the years ended December 31 included the following:

	2008	2007	2006
	(in thousands)

Net Periodic Benefit Cost (Credit)
Service cost	$366	$422	$410
Interest cost	750	671	587
Expected return on plan assets	(733)	(302)	(945)
Recognized net actuarial loss (gain)	—	(1,185)	79

Net periodic benefit cost (credit)	383	$(394)	$131

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	632

Total recognized in net periodic benefit cost and other comprehensive income	$1,015

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
	2008	2007	2008	2007
		(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$10,364	$9,393	$2,998	$2,858
Service cost	331	383	35	39
Interest cost	595	528	155	143
Actuarial adjustments	(1,569)	(820)	(137)	(306)
Benefits paid	(188)	(703)	(174)	(111)
Translation adjustment	(1,486)	1,583	(319)	375

Benefit obligation at end of year	8,047	10,364	2,558	2,998

Change in plan assets:
Fair value of plan assets at beginning of year	10,646	8,933	—	—
Actual return on plan assets	(2,057)	302	—	—
Company contributions	548	554	174	111
Benefits paid	(188)	(703)	(174)	(111)
Translation adjustment	(1,413)	1,560	—	—

Fair value of plan assets at end of year	7,536	10,646	—	—

Funded status at end of year	$(511)	$282	$(2,558)	$(2,998)

As of December 31, 2008 and 2007, the foreign funded plans had a liability of $511,000 and an asset of $282,000, respectively. The unfunded plans had liabilities of $2.6 million and $3.0 million as of December 31, 2008 and 2007, respectively. These amounts are each included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”

The net actuarial losses for the foreign funded plans as of December 31, 2008 and 2007 were $1.7 million ($1.2 million after-tax) and $1.0 million ($695,000 after-tax), respectively. The net actuarial gains for the foreign unfunded plans as of December 31, 2008 and 2007 were $145,000 ($103,000 after-tax) and $60,000 ($41,000 after-tax), respectively.

As of December 31, 2008, the assets in the funded plans were comprised of 56.3 percent equity securities, 41.5 percent fixed income securities and 2.2 percent in cash. At December 31, 2007, the funded plans were comprised 47.4 percent equity securities and 52.6 percent fixed income securities.

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded	Unfunded
	Plans	Plans
	(in thousands)

2009	$223	$208
2010	330	208
2011	333	208
2012	335	208
2013	376	208
2014-2018	2,719	1,042

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets.

	Domestic Plans
	Funded Plans		Unfunded Plans
	2008	2007	2008	2007
	(in thousands)

Projected benefit obligation	$10,996	$11,308	$8,361	$8,202
Accumulated benefit obligation	10,996	11,308	8,213	7,898
Fair value of plan assets	8,817	10,017	—	—

	Foreign Plans
	Funded Plans		Unfunded Plans
	2008	2007	2008	2007
	(in thousands)

Projected benefit obligation	$8,047	$10,364	$2,558	$2,998
Accumulated benefit obligation	7,168	10,364	2,558	2,998
Fair value of plan assets	7,536	10,646	—	—

Contributions. The Company anticipates contributing $655,000 to its funded pension plans, $777,000 to its unfunded pension plans and $535,000 to its postretirement benefit plans in 2009.

Measurement Date. In 2007, Viad utilized a November 30 measurement date for certain of its pension and postretirement benefit plans and on December 31, 2008 adopted the measurement date provisions of SFAS No. 158 to coincide with its year end statement of financial position. The adoption of the remaining provisions of SFAS No. 158 resulted in additional net periodic benefit cost of $85,000 ($52,000 after-tax) for the pension plans and an additional net periodic benefit credit of $45,000 ($42,000 after-tax) for the postretirement benefit plans. The $10,000 aggregate after-tax amount has been presented in the consolidated statements of common stock and other equity under the caption “SFAS No. 158 transition adjustment.”

Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
			Postretirement
	Pension Plans		Benefit Plans		Foreign Plans
	2008	2007	2008	2007	2008	2007

Discount rate	6.90%	6.40%	6.90%	6.25%	7.00%	5.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	4.00%	7.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Domestic Plans
			Postretirement
	Pension Plans		Benefit Plans		Foreign Plans
	2008	2007	2008	2007	2008	2007

Discount rate	6.40%	5.50%	6.25%	5.50%	5.75%	5.00%
Expected long-term return on plan assets	7.75%	7.75%	7.50%	7.50%	6.50%	7.00%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	4.00%	4.00%

The assumed health care cost trend rate used in measuring the December 31, 2008 accumulated postretirement benefit obligation was nine percent in the year 2008, declining one-half percent each year to the ultimate rate of five percent by the year 2016 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2007 accumulated postretirement benefit obligation for post-age 65 plan participants was eight percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2010 and remaining at that level thereafter. For pre-age 65 plan

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

participants, the assumed health care cost trend rate used in measuring the December 31, 2007 accumulated postretirement benefit obligation was seven percent in the year 2007, declining one percent each year to the ultimate rate of five percent by the year 2009 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2008 by approximately $1.2 million and the total of service and interest cost components by approximately $88,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2008 by approximately $1.1 million and the total of service and interest cost components by approximately $78,000.

Other Employee Benefits. Contributions to multi-employer pension plans totaled $21.9 million, $20.0 million and $18.8 million in 2008, 2007 and 2006, respectively. Costs of the 401(k) Plan and other benefit plans totaled $1.8 million, $2.0 million and $2.6 million in 2008, 2007 and 2006, respectively.

Note 17.	Restructuring Charges and Recoveries

Viad has at times incurred restructuring charges attributable to headcount reductions and facility consolidations. As of December 31, 2008, $201,000 of the liability relates to severance and benefits with the remaining relating to future lease payment obligations to be made over the remaining lease terms. The table below summarizes the activity during 2008, 2007 and 2006:

	2008	2007	2004	2002	2001
	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(in thousands)

Balance at January 1, 2006	$ −	$ −	$1,065	$1,574	$8,986	$11,625
Restructuring charge (recoveries)	−	−	355	(24)	(546)	(215)
Cash payments	−	−	−	(273)	(1,028)	(1,301)
Adjustment to liability	−	−	(206)	−	−	(206)

Balance at December 31, 2006	−	−	1,214	1,277	7,412	9,903
Melville acquisition liability	−	1,743	−	−	−	1,743
Restructuring charges (recoveries)	−	1,964	(61)	(215)	(313)	1,375
Cash payments	−	(2,095)	−	(214)	(1,295)	(3,604)
Adjustment to liability	−	(163)	(256)	−	−	(419)
Foreign currency translation adjustment	−	23	−	−	−	23

Balance at December 31, 2007	−	1,472	897	848	5,804	9,021
Restructuring charge (recoveries)	398	(17)	207	−	(82)	506
Cash payments	(197)	(510)	−	(274)	(1,453)	(2,434)
Adjustment to liability	−	−	(242)	−	−	(242)
Foreign currency translation adjustment	—	(307)	—	—	—	(307)

Balance at December 31, 2008	$201	$638	$862	$574	$4,269	$6,544

Note 18.	Leases

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 10 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

As of December 31, 2008, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases
	(in thousands)

2009	$25,487	$4,901
2010	21,325	4,538
2011	13,517	2,390
2012	8,965	345
2013	7,725	32
Thereafter	13,674	7

Total	$90,693	$12,213

Net rent expense under operating leases for the years ended December 31 consisted of the following:

	2008	2007	2006
	(in thousands)

Minimum rentals	$37,196	$33,342	$32,123
Sublease rentals	(5,453)	(5,515)	(4,511)

Total rentals, net	$31,743	$27,827	$27,612

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 10.

Note 19.	Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2008 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2008 and 2007, Viad had recorded environmental remediation liabilities of $7.7 million and $8.3 million, respectively, related to previously sold operations.

As of December 31, 2008, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2008 would be $37.9 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective bargaining agreements, with approximately one-fourth requiring renegotiation each year. As of December 31, 2008, approximately 34 percent of Viad’s regular full-time employees are covered by collective bargaining agreements. If the Company were unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2009 will be renegotiated in the ordinary course of business without material adverse affect on Viad’s operations.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government expires in 2010 with Glacier Park having an option to renew for two additional terms of 42 years each. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for four one-year periods and now expires on December 31, 2009. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which generated approximately 33 percent of Glacier Park’s total revenue in 2008. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. This value would be based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 22 percent of Travel and Recreation Services’ full year 2008 segment operating income.

In 2006, Viad reversed $11.8 million of liabilities related to a previously sold manufacturing operation as a result of the expiration of product warranty liabilities and consequently recorded $7.4 million ($11.8 million pre-tax) in income from discontinued operations in the consolidated statements of operations. See Note 23.

Note 20.	Related Party Transactions

On June 30, 2004, Viad separated its payment services business from its other businesses by means of a tax-free spin-off. During 2006, Viad received aggregate payments from MoneyGram of $1.3 million related to spin-off related costs, such as legal and administrative costs, and other costs primarily related to insurance, employee benefit programs and income taxes. In addition, in 2006 Viad received aggregate payments of $315,000 related to certain administrative services provided to MoneyGram pursuant to the Interim Services Agreement dated June 30, 2004.

In January 2005 Viad sold a 50 percent interest in its corporate aircraft to MoneyGram. In accordance with the Joint Ownership Agreement entered into at the time of the transaction, Viad and MoneyGram shared the fixed costs of operating the aircraft and each paid the variable costs depending on the usage by each company. During 2006, Viad received aggregate payments of $274,000 from MoneyGram representing operating cost reimbursements pursuant to the Joint Ownership Agreement. Operating costs reimbursed by MoneyGram were recorded as a reduction of expense under the caption “Corporate activities” in the consolidated statements of operations.

In January 2006, Viad sold the remaining 50 percent interest in its corporate aircraft and certain related equipment to MoneyGram for $10.0 million in cash, resulting in a gain of $1.7 million. In conjunction with this sale, the Joint Ownership Agreement was terminated. See Note 4 related to this transaction.

Note 21.	Segment Information

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

other reportable segments consist of GES and Travel and Recreation Services. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	2008	2007	2006
	(in thousands)

Revenues:
GES	$808,847	$746,739	$623,082
Experiential Marketing Services	225,393	172,740	153,689
Travel and Recreation Services	86,621	84,222	79,260

	$1,120,861	$1,003,701	$856,031

Segment operating income (loss):
GES	$58,101	$50,814	$48,055
Experiential Marketing Services	1,881	(4,832)	(3,505)
Travel and Recreation Services	22,020	22,728	22,699

	82,002	68,710	67,249
Corporate activities	(7,534)	(9,239)	(12,349)

	74,468	59,471	54,900
Interest income	3,242	6,130	7,949
Interest expense	(1,757)	(1,658)	(1,559)
Gains on sale of corporate assets	—	—	3,468
Restructuring recoveries (charges):
GES	82	—	370
Experiential Marketing Services	17	(1,436)	200
Corporate	(605)	61	(355)
Impairment recoveries (losses):
GES	(2,586)	—	1,764
Experiential Marketing Services	(8,645)	172	(4,560)
Corporate	—	—	(600)

Income before income taxes and minority interest	$64,216	$62,740	$61,577

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	2008	2007	2006
	(in thousands)

Assets:
GES	$340,849	$372,303	$264,997
Experiential Marketing Services	102,361	77,279	74,809
Travel and Recreation Services	120,198	139,465	122,051
Corporate and other	165,996	192,316	210,707

	$729,404	$781,363	$672,564

Depreciation and amortization:
GES	$17,389	$15,092	$12,386
Experiential Marketing Services	4,876	2,508	2,821
Travel and Recreation Services	5,525	5,065	4,465
Corporate and other	258	228	132

	$28,048	$22,893	$19,804

Capital expenditures:
GES	$27,421	$24,697	$17,189
Experiential Marketing Services	5,649	1,558	1,206
Travel and Recreation Services	5,905	6,726	1,484
Corporate and other	71	278	257

	$39,046	$33,259	$20,136

Products and Services Viad’s revenues for each group of products and services is presented in the following table:

	2008	2007	2006
	(in thousands)

Revenues:
Convention and event services	$804,546	$719,930	$612,598
Exhibits and environments	229,694	199,549	164,173
Travel and recreation services	86,621	84,222	79,260

Total revenues	$1,120,861	$1,003,701	$856,031

Geographic Areas.  Viad’s foreign operations are located principally in Canada, the United Kingdom and Germany. GES and Experiential Marketing Services revenues are designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	2008	2007	2006
	(in thousands)

Revenues:
United States	$843,194	$743,154	$715,293
Canada	128,417	121,146	108,843
United Kingdom	129,390	125,602	20,370
Other international	19,860	13,799	11,525

Total revenues	$1,120,861	$1,003,701	$856,031

Long-lived assets:
United States	$124,015	$115,659	$99,436
Canada	58,847	74,463	59,245
United Kingdom	7,554	7,583	801
Other international	1,559	1,500	1,624

Total long-lived assets	$191,975	$199,205	$161,106

Note 22.	Common Stock Repurchases

Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. During 2008, Viad repurchased 581,119 common shares for $15.7 million. Shares purchased in 2007 and 2006 totaled 781,700 and 1,476,500, respectively, for $28.2 million and $49.4 million, respectively. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of December 31, 2008. Additionally, during 2008, 2007 and 2006, the Company repurchased 50,061 shares for $1.6 million, 31,201 shares for $1.2 million and 48,692 shares for $1.5 million, respectively, related to tax withholding requirements on vested restricted stock, PBRS and PDRS.

Note 23.	Discontinued Operations

Viad recorded income from discontinued operations of $385,000 in 2008 primarily related to certain obligations associated with previously sold operations. Viad recorded income from discontinued operations of $2.0 million in 2007 primarily related to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. In 2006, Viad recorded $4.8 million primarily related to the favorable resolution of tax and other matters related to previously sold operations. Additionally in 2006, Viad recorded income from discontinued operations of $7.4 million ($11.8 million pre-tax) related to the reversal of certain current liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation.

Note 24.	Condensed Consolidated Quarterly Results (Unaudited)

The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with our annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2008
Revenues:	$335,445	$277,212	$302,362	$205,842

Operating income (loss):
Ongoing operations(1)	$28,580	$21,079	$26,062	$6,281
Corporate activities	(2,434)	(2,219)	(2,659)	(222)
Restructuring recoveries (charges)(2)	−	−	124	(630)
Impairment charges(3)	−	−	−	(11,231)

Operating income (loss)	$26,146	$18,860	$23,527	$(5,802)

Income (loss) from continuing operations	$16,745	$13,083	$16,758	$(3,598)
Net income (loss)	$16,745	$12,873	$16,758	$(3,003)
Diluted income per common share(4):
Income (loss) from continuing operations	$0.81	$0.63	$0.81	$(0.18)
Net income (loss)	$0.81	$0.62	$0.81	$(0.15)
Basic income per common share(4):
Income (loss) from continuing operations	$0.83	$0.65	$0.83	$(0.18)
Net income (loss)	$0.83	$0.64	$0.83	$(0.15)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2007
Revenues:	$283,689	$275,727	$228,804	$215,481

Operating income (loss):
Ongoing operations(1)	$25,118	$31,108	$13,189	$(705)
Corporate activities	(2,309)	(2,714)	(2,342)	(1,874)
Restructuring recoveries (charges)(2)	(1,210)	−	(693)	528
Impairment recoveries(3)	−	100	72	−

Operating income (loss)	$21,599	$28,494	$10,226	$(2,051)

Income from continuing operations	$14,050	$18,287	$8,575	$1,636
Net income	$13,956	$18,483	$8,538	$3,620
Diluted income per common share(4):
Income from continuing operations	$0.66	$0.87	$0.41	$0.08
Net income	$0.66	$0.88	$0.41	$0.18
Basic income per common share(4):
Income from continuing operations	$0.68	$0.89	$0.42	$0.08
Net income	$0.68	$0.90	$0.42	$0.18

(1)	Represents revenues less costs of services and products sold. Business interruption insurance proceeds of $146,000 were included in the third quarter of 2007.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

(2)	During 2008, Viad recorded restructuring charges of $647,000 and $141,000 of reversals related to restructuring reserves. In 2007, Viad recorded restructuring charges of $1.9 million and $528,000 of reversals related to restructuring reserves.

(3)	Viad recorded impairment charges of $11.2 million primarily related to goodwill and other intangible assets at Becker Group and certain intangible assets at Melville in the fourth quarter of 2008. In the second and third quarters of 2007, Viad recorded impairment recoveries of $100,000 and $72,000, respectively, related to insurance claims associated with Hurricane Katrina. In the third quarter of 2007, Viad also received settlements of its business interruption insurance claims of $146,000.

(4)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, cash flows, and common stock and other equity for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Viad Corp and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the financial statements, in 2007 the Company changed its method of accounting for income taxes to comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE llp
Deloitte & Touche llp
Phoenix, Arizona
February 27, 2009

VIAD CORP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at		Charged to			Credited
	Beginning	Charged to	Other			to Other	Balance at
Description	of Year	Expense	Accounts	Write Offs		Accounts	End of Year
	(in thousands)

Allowance for doubtful accounts for the years ended:
December 31, 2006	$1,400	$1,475	$ −		$(1,501)	$ −	$1,374
December 31, 2007	1,374	970	−		(775)	−	1,569
December 31, 2008	1,569	1,655	−		(668)	−	2,556
Deferred tax valuation allowance for the years ended:
December 31, 2006	$325	$ −	$ −	$	−	$ −	$325
December 31, 2007	325	−	−		−	−	325
December 31, 2008	325	−	−		−	(163)	162

EXHIBIT INDEX

Exhibits. #

3	.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
3	.B	Copy of Bylaws of Viad Corp, as amended through August 28, 2008, filed as Exhibit 3 to Viad Corp’s Form 8-K filed September 4, 2008, is hereby incorporated by reference.
4	.A1	Copy of $150,000,000 Amended and Restated Credit Agreement (senior secured credit facility) dated as of June 15, 2006, filed as Exhibit 4 to Viad Corp’s Form 8-K filed June 19, 2006, is hereby incorporated by reference.
4	.A2	Copy of Amendment No. 1 to $150,000,000 Amended and Restated Credit Agreement dated as of June 15, 2006, effective as of August 27, 2007, filed as Exhibit 99.1 to Viad Corp’s Form 8-K filed September 5, 2007, is hereby incorporated by reference.
4	.B	Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement filed with the $150,000,000 Credit Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference.
4	.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002 (SEC File No. 001-11015; SEC Film No. 02562458).
4	.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference.
10	.A1	Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Annex B to Viad Corp’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed April 4, 2007, is hereby incorporated by reference.+
10	.A2	Copy of form of Performance-Based Restricted Stock Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A3	Copy of form of Restricted Stock Agreement — Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A4	Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A5	Copy of Performance Unit Agreement, effective as of January 1, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.A6	Copy of form of Performance Unit Agreement, effective as of February 25, 2008, pursuant to 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A7	Copy of Viad Corp Management Incentive Plan, amended as of February 26, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A8	Copy of form of Non-Qualified Incentive Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A9	Copy of form of Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+
10	.A10	Copy of form of Performance-Based Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+
10	.B1	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.B2	Copy of form of Performance-Based Restricted Stock Agreement for Executives, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B3	Copy of form of Amendment to Performance-Based Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.B4	Copy of form of Performance-Based Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+

Exhibits. #

10	.B5	Copy of form of Restricted Stock Agreement for Executives (three-year cliff vesting), as amended February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10	.B6	Copy of form of Amendment to Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.B7	Copy of form of Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B8	Copy of form of Restricted Stock Agreement for Outside Directors (three-year cliff vesting), as adopted February 23, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 25, 2005, is hereby incorporated by reference.+
10	.B9	Copy of form of Amendment to Restricted Stock Agreement for Outside Directors, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.B10	Copy of form of Restricted Stock Agreement for Outside Directors, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B11	Copy of Performance Unit Incentive Plan, amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B12	Copy of Performance Unit Agreement, adopted March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B13	Copy of form of Amendment to Performance Unit Agreement for Code Section 409A, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.B14	Copy of Viad Corp Management Incentive Plan, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B15	Copy of Amendment to Viad Corp Management Incentive Plan, as amended May 15, 2007, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.B16	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.B17	Copy of form of Non-Qualified Incentive Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.C	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.D1	Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.D2	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference.+
10	.E1	Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.E2	Copy of terms and conditions of 2008 Performance-Based Restricted Stock Award to John F. Jastrem, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed July 9, 2008, is hereby incorporated by reference.+
10	.F1	Copy of Viad Corp Supplemental TRIM Plan as Amended and Restated August 20, 2003 and filed as Exhibit 10.C to Viad Corp’s Form 10-Q for the period ended September 30, 2003, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 03996802).+
10	.F2	Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.G	Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A filed as Exhibit 10.A to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.H1	Summary of Compensation Program of Non-Employee Directors of Viad Corp, as amended November 29, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.H2	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 572329).+

Exhibits. #

10	.I	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed herewith.+*
14		Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04663620).
21		List of Subsidiaries of Viad Corp.*
23		Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*
24		Power of Attorney signed by Directors of Viad Corp.*
31.1		Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2		Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1		Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
32.2		Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F. Street, N.E., Washington, DC 20549 and on the SEC’s internet site at www.sec.gov.