Form 10-Q
period 2009-03-31
VIAD CORP
filed 2009-05-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of April 30, 2009, 20,588,388 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$118,162	$148,040
Accounts receivable, net of allowance for doubtful accounts of $2,306 and $2,556, respectively	58,296	53,541
Inventories	45,615	52,311
Deferred income taxes	17,432	19,695
Other current assets	13,952	14,453

Total current assets	253,457	288,040
Property and equipment, net	169,432	165,415
Other investments and assets	26,247	26,560
Deferred income taxes	16,420	18,996
Goodwill	210,158	212,461
Other intangible assets, net	17,365	17,932

Total Assets	$693,079	$729,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,708	$57,702
Other current liabilities	76,489	109,059
Current portion of long-term debt and capital lease obligations	2,891	2,556

Total current liabilities	139,088	169,317
Long-term debt and capital lease obligations	11,103	10,087
Pension and postretirement benefits	25,026	25,121
Other deferred items and liabilities	55,931	57,790

Total liabilities	231,148	262,315

Commitments and contingencies (Note 15)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	600,701	623,781
Retained earnings	92,248	91,558
Unearned employee benefits and other	(7,651)	(7,881)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(119)	(62)
Cumulative foreign currency translation adjustments	1,153	6,233
Unrecognized net actuarial loss and prior service credit	(3,790)	(3,673)
Common stock in treasury, at cost, 4,333,283 and 4,655,956 shares, respectively	(264,416)	(286,803)

Total Viad Corp stockholders’ equity	455,528	460,555
Noncontrolling interest	6,403	6,534

Total stockholders’ equity	461,931	467,089

Total Liabilities and Stockholders’ Equity	$693,079	$729,404

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Revenues:
Convention and event services	$196,896	$268,881
Exhibits and environments	39,166	60,712
Travel and recreation services	4,887	5,852

Total revenues	240,949	335,445

Costs and expenses:
Costs of services	189,283	241,787
Costs of products sold	44,999	65,078
Corporate activities	1,503	2,434
Interest income	(261)	(1,100)
Interest expense	420	463
Restructuring charges	2,732	—

Total costs and expenses	238,676	308,662

Income before income taxes	2,273	26,783
Income tax expense	901	10,190

Net income	1,372	16,593
Net loss attributable to noncontrolling interest	131	152

Net income attributable to Viad	$1,503	$16,745

Diluted income per common share
Net income attributable to Viad common stockholders	$0.07	$0.81

Weighted-average outstanding and potentially dilutive common shares	20,139	20,612

Basic income per common share
Net income attributable to Viad common stockholders	$0.07	$0.81

Weighted-average outstanding common shares	19,893	20,196

Dividends declared per common share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands)
Net income	$1,372	$16,593

Other comprehensive loss:
Unrealized losses on investments:
Holding losses arising during the period, net of tax	(57)	(130)
Unrealized foreign currency translation adjustments	(5,080)	(2,103)
Pension and postretirement benefit plans:
Amortization of net actuarial loss, net of tax	73	71
Amortization of prior service credit, net of tax	(190)	(206)

Total other comprehensive loss	(5,254)	(2,368)

Comprehensive income (loss)	(3,882)	14,225
Comprehensive loss attributable to noncontrolling interest	131	152

Comprehensive income (loss) attributable to Viad	$(3,751)	$14,377

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$1,372	$16,593
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,365	6,628
Deferred income taxes	4,815	2,540
Restructuring charges	2,732	—
Losses on dispositions of property and other assets	13	3
Share-based compensation expense	233	2,692
Tax benefit from share-based compensation arrangements	—	283
Excess tax benefit from share-based compensation arrangements	—	(277)
Other non-cash items, net	948	1,196
Change in operating assets and liabilities:
Receivables	(4,991)	(37,497)
Inventories	6,696	2,225
Accounts payable	2,713	2,772
Restructuring liabilities	(1,610)	(478)
Accrued compensation	(18,008)	(16,571)
Customer deposits	(9,835)	(2,802)
Other assets and liabilities, net	(7,482)	1,556

Net cash used in operating activities	(16,039)	(21,137)

Cash flows from investing activities:
Capital expenditures	(10,604)	(12,043)
Acquisition of business, net of cash acquired	—	(23,334)
Proceeds from sale of short-term investments	—	1,985
Proceeds from dispositions of property and other assets	2	25

Net cash used in investing activities	(10,602)	(33,367)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(729)	(722)
Dividends paid on common stock	(824)	(828)
Common stock purchased for treasury	(975)	(1,632)
Excess tax benefit from share-based compensation arrangements	—	277
Proceeds from exercise of stock options	—	573

Net cash used in financing activities	(2,528)	(2,332)

Effect of exchange rate changes on cash and cash equivalents	(709)	269

Net decrease in cash and cash equivalents	(29,878)	(56,567)
Cash and cash equivalents, beginning of year	148,040	165,069

Cash and cash equivalents, end of period	$118,162	$108,502

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$5,033	$7,523

Interest	$194	$457

Equipment acquired under capital leases	$2,136	$313

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2008, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on February 27, 2009.
     The condensed consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of GES Exposition Services, Inc. (“GES”), Experiential Marketing Services and Travel and Recreation Services. The Experiential Marketing segment consists of Exhibitgroup/Giltspur and The Becker Group, Ltd. (“Becker Group”). The Travel and Recreation Services segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.
Note 2. Share-Based Compensation
     Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. Viad issues shares related to its share-based compensation awards from shares held in treasury.
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended March 31, 2009 and 2008 was $233,000 and $2.7 million, respectively. The total tax benefits related to such costs were $60,000 and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. No share-based compensation costs were capitalized during the three months ended March 31, 2009 or 2008.
     Restricted stock and performance-based restricted stock (“PBRS”) awards were granted during the three months ended March 31, 2009 and 2008, the grant date fair values of which were based on the fair market value of Viad’s common stock on the date of grant. Restricted stock awards vest between three and five years from the date of grant and share-based compensation expense for all awards granted prior to 2009 is recognized using the straight-line method over the requisite service period. During the three months ended March 31, 2009, shares of restricted stock granted with a five year vesting period are subject to a graded vesting schedule whereby 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates. Share-based compensation expense of these awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately five years. All other awards in 2009 are recognized using the straight-line method over the requisite service period, which is approximately three years.
     PBRS awards vest based on the extent to which certain incentive performance targets established in the year of grant are achieved at target levels. PBRS is subject to a graded vesting schedule whereby one third of the earned shares vest after the first year and the remaining earned shares vest in one-third increments each year over the next two years on the first business day in January. Share-based compensation expense related to PBRS awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately three years.

     Share-based compensation expense of restricted stock and PBRS for the three months ended March 31, 2009 and 2008 was $1.1 million and $1.2 million, respectively. Viad expects to recognize the unamortized cost of all outstanding restricted stock and PBRS awards in the consolidated financial statements over weighted-average periods of approximately 2.5 years and 1.5 years, respectively. During the three months ended March 31, 2009 and 2008, the Company repurchased 57,309 shares for $975,000 and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.
     The following table summarizes restricted stock and PBRS activity during the three months ended March 31, 2009:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2009	358,285	$34.25	94,828	$34.56
Granted	220,133	15.36	162,600	15.36
Vested	(143,312)	30.50	(46,701)	34.21
Forfeited	(1,789)	33.81	(1,000)	33.81

Balance at March 31, 2009	433,317	25.89	209,727	19.75

     In addition to the awards in the table above, during the three months ended March 31, 2009, Viad granted 13,700 restricted stock units and 13,900 PBRS units to key employees at certain of the Company’s Canadian operations. These awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability is recorded at estimated fair value and is remeasured on each balance sheet date until the time of cash settlement. As of March 31, 2009, Viad had a liability recorded of $17,000 related to these awards.
     During the three months ended March 31, 2008, Viad granted awards totaling 101,940 units to key employees under the performance unit incentive plan (“PUP”) pursuant to the 2007 Plan. PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. To the extent earned, the PUP awards will be settled in cash based on the market price of Viad’s common stock. Performance unit awards are classified as liability awards and recorded at estimated fair value based on the number of units expected to vest, and remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. As of March 31, 2009 and December 31, 2008, Viad had liabilities recorded of $24,000 and $2.9 million related to the PUP awards, respectively. Share-based compensation expense attributable to PUP awards (recognized ratably over the requisite service period of approximately three years) for the three months ended March 31, 2009 and 2008 was a credit of $1.1 million and expense of $1.2 million, respectively. The PUP awards for the 2006-2008 and 2005-2007 periods vested December 31, 2008 and 2007, respectively, and payouts of $998,000 and $6.7 million were distributed in March 2009 and 2008, respectively. No PUP awards vested during the three months ended March 31, 2009 or 2008 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods. Viad did not grant any PUP awards during the three months ended March 31, 2009.
     The following table summarizes stock option activity during the three months ended March 31, 2009:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2009	606,660	$25.86	459,612
Forfeited	(4,200)	25.37

Options outstanding at March 31, 2009	602,460	25.87	515,504

     The following table summarizes information concerning stock options outstanding and exercisable as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $20.77	74,945	3.6 years	$19.58	74,945	$19.58
$22.29 to $24.05	100,877	1.7 years	23.88	100,877	23.88
$24.22 to $26.07	161,807	2.7 years	25.13	151,807	25.14
$26.31 to $26.49	151,510	2.8 years	26.34	118,604	26.34
$28.15 to $38.44	113,321	3.2 years	32.22	69,271	30.64

$18.40 to $38.44	602,460	2.8 years	25.87	515,504	25.10

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of March 31, 2009, there were 61,297 of such options outstanding of which 60,787 were exercisable, both with exercise prices ranging from $17.74 to $28.15. The weighted-average remaining contractual life of these options outstanding was approximately 2.2 years. During the three months ended March 31, 2009, there were no options exercised by MoneyGram employees.
     The stock options outstanding as of March 31, 2009 had no intrinsic value based on the weighted-average exercise price and Viad’s closing stock price of $14.12 as of March 31, 2009. The total intrinsic value of stock option awards exercised during the three months ended March 31, 2008 was $521,000. During the three months ended March 31, 2008, Viad received cash proceeds from the exercise of stock options of $573,000. Share-based compensation expense related to stock option awards was $207,000 and $279,000 for the three months ended March 31, 2009 and 2008, respectively. No stock options were exercised during the three months ended March 31, 2009. The fair value of stock options that vested during the three months ended March 31, 2009 and 2008 was $597,000 and $572,000. The tax benefit realized for the tax deductions related to the exercise of stock options and vesting of share-based awards for the three months ended March 31, 2008 was $283,000.
Note 3. Acquisition of Business
     On January 4, 2008, Viad completed the acquisition of Becker Group. In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. Viad’s consolidated financial statements include the results of operations of Becker Group from the date of acquisition. The Company initially recorded $11.6 million of goodwill in connection with the transaction, which was included in the Experiential Marketing Services reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill include Becker Group’s strong presence and reputation in its established markets, future growth opportunities and its experienced management team. The goodwill related to the Becker Group acquisition is not deductible for tax purposes. The amounts initially assigned to other intangible assets included $3.7 million of non-amortizable trademarks and trade names and $11.3 million of intangible assets subject to amortization. In the fourth quarter of 2008, Viad recorded a goodwill impairment loss of $6.5 million, other intangible asset impairment losses of $1.1 million and a long-lived asset impairment loss of $1.0 million related to Becker Group.
Note 4. Inventories
     The components of inventories were as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Raw materials	$28,870	$30,683
Work in process	16,745	21,628

Inventories	$45,615	$52,311

Note 5. Property and Equipment
     Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Land	$23,021	$23,623
Buildings and leasehold improvements	88,565	88,999
Equipment and other	275,473	267,175

	387,059	379,797
Accumulated depreciation	(217,627)	(214,382)

Property and equipment, net	$169,432	$165,415

     Depreciation expense for the three months ended March 31, 2009 and 2008 was $5.9 million and $5.8 million, respectively.
Note 6. Goodwill and Other Intangible Assets
     During the first quarter of 2009, Viad completed an interim impairment evaluation of goodwill and other intangible assets, primarily as a result of the current recessionary environment and its impact on the exhibition and events industry. During the first quarter of 2009, there were further reductions in the Company’s full-year 2009 operating forecasts due to substantial uncertainties in the marketplace and lower expected customer spending for its goods and services. Viad’s interim impairment testing of goodwill and other intangible assets did not result in any impairment losses during the three months ended March 31, 2009. However, the Company continues to experience a further narrowing of the margin between the estimated fair values of its reporting units and their related net book values under step one of the impairment test. Due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts, or an increase in reporting unit cost of capital, could trigger additional interim impairment testing, which may result in impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as declines in market capitalization could be indicative of possible goodwill impairment. An ongoing decline in market capitalization could result in future impairment charges.
     The changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows:

		Experiential	Travel and
	GES	Marketing	Recreation	Total
	(in thousands)
Balance at January 1, 2009	$174,018	$5,063	$33,380	$212,461
Foreign currency translation adjustments	(885)	—	(1,418)	(2,303)

Balance at March 31, 2009	$173,133	$5,063	$31,962	$210,158

     A summary of other intangible assets as of March 31, 2009 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$8,614	$(1,140)	$7,474
Design libraries	2,020	(282)	1,738
Non-compete agreements	1,673	(1,485)	188
Proprietary technology	731	(346)	385
Other	77	(38)	39

	13,115	(3,291)	9,824

Unamortized intangible assets:
Trademarks and trade names	7,511	—	7,511
Other	30	—	30

	7,541	—	7,541

Total	$20,656	$(3,291)	$17,365

     A summary of other intangible assets as of December 31, 2008 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$8,634	$(901)	$7,733
Design libraries	2,020	(226)	1,794
Non-compete agreements	1,933	(1,634)	299
Proprietary technology	735	(293)	442
Other	79	(35)	44

	13,401	(3,089)	10,312

Unamortized intangible assets:
Trademarks and trade names	7,590	—	7,590
Other	30	—	30

	7,620	—	7,620

Total	$21,021	$(3,089)	$17,932

     Intangible asset amortization expense for the three months ended March 31, 2009 and 2008 was $468,000 and $813,000, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2009	$1,553
2010	$1,891
2011	$1,553
2012	$1,189
2013 and thereafter	$3,638
Note 7. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Continuing operations:
Customer deposits	$33,176	$43,011
Accrued compensation	11,602	29,048
Self-insured liability accrual	8,969	8,258
Accrued sales and use taxes	3,316	3,473
Accrued restructuring	2,532	2,337
Accrued dividends	853	840
Accrued income taxes	250	5,199
Other	12,930	13,427

	73,628	105,593

Discontinued operations:
Environmental remediation liabilities	1,750	2,208
Self-insured liability accrual	539	461
Other	572	797

	2,861	3,466

Total other current liabilities	$76,489	$109,059

     Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Continuing operations:
Self-insured liability accrual	$13,570	$14,387
Accrued income taxes	5,526	5,462
Accrued restructuring	5,044	4,207
Accrued compensation	4,632	5,194
Foreign deferred tax liability	3,578	3,340
Deferred gain on sale of property	1,370	1,612
Other	4,331	5,296

	38,051	39,498

Discontinued operations:
Self-insured liability accrual	9,252	9,435
Environmental remediation liabilities	5,296	5,516
Accrued income taxes	920	909
Other	2,412	2,432

	17,880	18,292

Total other deferred items and liabilities	$55,931	$57,790

Note 8. Debt
     As of March 31, 2009, Viad’s total debt of $14.0 million consisted of $6.1 million of capital lease obligations and a $7.9 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of March 31, 2009, Viad had $135.6 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $7.9 million and issued letters of credit of $6.5 million. Financial covenants include a fixed-charge coverage ratio of not less than 1.25 to 1, a leverage ratio of not greater than 2.75 to 1 and a minimum consolidated net worth requirement. Viad’s consolidated net worth must not be less than $344.6 million plus 50 percent of positive quarterly net income attributable to Viad earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. As of March 31, 2009, Viad was in compliance with all covenants.

Note 9. Stockholders’ Equity
     The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2009:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
		(in thousands)
Balance at January 1, 2009	$460,555	$6,534	$467,089
Net income (loss)	1,503	(131)	1,372
Dividends on common stock	(824)	—	(824)
Common stock purchased for treasury	(975)	—	(975)
Employee benefit plans	260	—	260
Unrealized foreign currency translation adjustment	(5,080)	—	(5,080)
Unrealized loss on investments	(57)	—	(57)
Amortization of prior service cost and net actuarial loss	(117)	—	(117)
ESOP allocation adjustment	250	—	250
Other	13	—	13

Balance at March 31, 2009	$455,528	$6,403	$461,931

     The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2008:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
		(in thousands)
Balance at January 1, 2008	$469,845	$5,984	$475,829
Net income (loss)	16,745	(152)	16,593
Dividends on common stock	(828)	—	(828)
Common stock purchased for treasury	(1,632)	—	(1,632)
Employee benefit plans	2,328	—	2,328
Unrealized foreign currency translation adjustment	(2,103)	—	(2,103)
Unrealized loss on investments	(130)	—	(130)
Amortization of prior service cost and net actuarial loss	(135)	—	(135)
ESOP allocation adjustment	250	—	250
Other	(24)	—	(24)

Balance at March 31, 2008	$484,316	$5,832	$490,148

Note 10. Fair Value Measurements
     Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires an entity to maximize the use of quoted prices and other observable inputs and minimize the use of unobservable inputs when measuring fair value, and also establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value as follows:

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

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobserved
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Assets:
Money market funds	$53,085	$53,085	$—	$—
Other mutual funds	1,578	1,578	—	—

Total	$54,663	$54,663	$—	$—

     As of March 31, 2009 and December 31, 2008, Viad had investments in money market mutual funds of $53.1 million and $82.3 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
     As of March 31, 2009 and December 31, 2008, Viad had investments in other mutual funds of $1.6 million and $1.7 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of March 31, 2009 and December 31, 2008, there were unrealized losses on the investments of $195,000 ($119,000 after-tax) and $101,000 ($62,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

Note 11. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for net income attributable to Viad is as follows:

	Three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$1,503	$16,745
Less: Allocation to nonvested shares	(37)	(344)

Net income allocated to Viad common stockholders	$1,466	$16,401

Denominator:
Weighted-average outstanding common shares	19,893	20,196

Net income attributable to Viad common stockholders	$0.07	$0.81

Diluted net income per share
Numerator:
Net income attributable to Viad	$1,503	$16,745

Denominator:
Weighted-average outstanding shares	19,893	20,196
Additional dilutive shares related to share-based compensation	246	416

Weighted-average outstanding and potentially dilutive shares	20,139	20,612

Net income attributable to Viad common stockholders	$0.07	$0.81

     All outstanding options to purchase shares of common stock during the three months ended March 31, 2009 were not included in the computation of diluted income per share because the effect would be anti-dilutive. Options to purchase 21,400 shares of common stock were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 12. Income Taxes
     The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the three months ended March 31:

	2009		2008
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$796	35.0%	$9,374	35.0%
State income taxes, net of federal benefit	165	7.3%	1,367	5.1%
Other, net	(60)	(2.7%)	(551)	(2.1%)

Income tax expense	$901	39.6%	$10,190	38.0%

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.
     Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of both March 31, 2009 and December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million. In addition, as of March 31, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $2.3 million and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended March 31, 2009 and 2008, Viad recorded tax-related interest expense of $64,000 and $292,000, respectively.
     Viad also had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2009 and December 31, 2008. In addition, as of March 31, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $284,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of March 31, 2009, the amount of unrecognized tax benefits for continuing operations of $2.4 million (including federal income tax effects of $1.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues were raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due and $1.4 million of related interest). Viad paid the reassessments of $4.9 million during the three months ended March 31, 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. The Company received these refunds during the three months ended March 31, 2009.
     The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may significantly decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $3.1 million (excluding federal income tax effects of $1.0 million) of its uncertain tax positions and approximately $1.6 million of related interest and penalties (excluding federal income tax effects of $407,000) could be resolved or settled within the next 12 months which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Viad’s 2005 through 2008 U.S. federal tax years and various state tax years from 2002 through 2008 remain subject to income tax examinations by tax authorities. In addition, tax years from 2004 through 2008 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of both March 31, 2009 and December 31, 2008, liabilities associated with uncertain tax positions (including interest and penalties) of $6.4 million were classified as non-current liabilities.

Note 13. Pension and Postretirement Benefits
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended March 31 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2009	2008	2009	2008	2009	2008
			(in thousands)
Service cost	$44	$50	$16	$16	$58	$96
Interest cost	324	305	271	250	175	193
Expected return on plan assets	(161)	(194)	(52)	(82)	(121)	(188)
Amortization of prior service cost (credit)	11	18	(323)	(355)	—	—
Recognized net actuarial loss	89	91	74	69	—	—

Net periodic benefit cost (credit)	$307	$270	$(14)	$(102)	$112	$101

     Viad expects to contribute $557,000 to its funded pension plans, $769,000 to its unfunded pension plans and $535,000 to its postretirement benefit plans in 2009. As of March 31, 2009, Viad had contributed $82,000 to its funded pension plans, $139,000 to its unfunded pension plans and $201,000 to its postretirement benefit plans.
Note 14. Restructuring Charges
     Viad has at times incurred charges attributable to headcount reductions and facility consolidations. During the three months ended March 31, 2009, Viad recorded aggregate restructuring charges of $2.7 million related to the rationalization of certain positions in connection with the integration of Becker Group and Exhibitgroup/Giltspur and the consolidation of certain leased office space. As of March 31, 2009, $252,000 of the liability relates to severance and benefits with the remaining relating to future lease payment obligations to be made over the remaining lease terms. The changes in the restructuring liability balances for the three months ended March 31, 2009 are as follows:

	2009	Other
	Restructuring	Restructurings	Total
		(in thousands)
Balance at January 1, 2009	$—	$6,544	$6,544
Restructuring charges	2,732	—	2,732
Cash payments	(992)	(618)	(1,610)
Adjustment to liability	—	(79)	(79)
Foreign currency translation adjustment	—	(11)	(11)

Balance at March 31, 2009	$1,740	$5,836	$7,576

Note 15. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2009, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2009, there was a remaining environmental remediation liability of $7.0 million related to previously sold operations of which $1.7 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.3 million under the caption “Other deferred items and liabilities.”

     As of March 31, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2009 would be $40.8 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Note 16. Segment Information
     Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment losses and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation are the only significant non-cash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Revenues:
GES	$205,646	$285,675
Experiential Marketing Services	30,416	43,918
Travel and Recreation Services	4,887	5,852

	$240,949	$335,445

Segment operating income (loss):
GES	$16,393	$35,848
Experiential Marketing Services	(7,322)	(4,121)
Travel and Recreation Services	(2,404)	(3,147)

	6,667	28,580
Corporate activities	(1,503)	(2,434)

	5,164	26,146
Interest income	261	1,100
Interest expense	(420)	(463)
Restructuring charges	(2,732)	—

Income before income taxes	$2,273	$26,783

	March 31,	December 31,
	2009	2008
	(in thousands)
Assets:
GES	$348,770	$340,849
Experiential Marketing Services	97,659	102,361
Travel and Recreation Services	113,060	120,198
Corporate and other	133,590	165,996

	$693,079	$729,404

Note 17. Impact of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 include the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. Viad adopted SFAS No. 141(R) on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park Inc.) according to SFAS No. 160 on a restrospective basis for all periods presented. Accordingly, as of March 31, 2009 and December 31, 2008, Viad presented the noncontrolling interest of $6.4 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations for the three months ended March 31, 2009 and 2008, reflect a separate presentation of total consolidated net income, net income attributable to Viad Corp and net loss attributable to the noncontrolling interest. During the three months ended March 31, 2009 and 2008, the net loss attributable to the noncontrolling interest was $131,000 and $152,000, respectively.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Viad adopted SFAS No. 161 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Viad adopted FSP FAS 142-3 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During the three months ended March 31, 2009 and 2008, Viad had certain nonvested restricted stock and nonvested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a restrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.01 and $0.02, respectively, for the three months ended March 31, 2009 and 2008. Furthermore, the adoption of FSP EITF 03-6-1 did not impact the computation of diluted income per share for the periods presented.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 132(R)-1 in the Company’s annual 2009 disclosures. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on Viad’s financial position or results of operations.
     In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments. This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for interim reporting periods, and also requires disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on Viad’s financial position or results of operations.
Note 18. Common Stock Repurchases
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were repurchased during the three months ended March 31, 2009 or 2008. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of March 31, 2009. Additionally, during the three months ended March 31, 2009 and 2008, the Company repurchased 57,309 shares for $975,000 and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on share-based awards.

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
     Experiential Marketing Services — This segment consists of Exhibitgroup/Giltspur, a division of Viad, and its affiliated companies, including SDD Exhibitions Limited and Voblo Verwaltungs GmbH (“Exhibitgroup/Giltspur”) and The Becker Group, Ltd. (“Becker Group”). Exhibitgroup/Giltspur is an integrated experience marketing agency that specializes in exhibits, events and other face-to-face marketing opportunities. Exhibitgroup/Giltspur combines its core services of custom design, construction and marketing expertise with an ability to provide complete event program management. It leverages its global network to efficiently manage client programs. Its services include: design; integrated marketing including pre- and post event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services. Exhibitgroup/Giltspur also provides portable and “modular” exhibits, kiosks for shopping malls and retail stores, and design, construction and installation services for permanent installations including museums, corporate lobbies, visitors’ centers, showrooms and retail interiors. Becker Group is an experiential marketing company specializing in creating immersive, entertaining attractions and brand-based experiences for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Becker Group is the leading provider of large-scale, holiday-themed events and experiences for regional shopping malls and lifestyle centers in North America.
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
     The following are financial highlights of the first quarter of 2009 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $240.9 million compared to $335.4 million in the first quarter of 2008

•	Net income attributable to Viad of $1.5 million versus $16.7 million in the first quarter of 2008

•	Diluted income per share of $0.07 versus $0.81 in the first quarter of 2008

•	Restructuring charges of $2.7 million in 2009 related to the Experiential Marketing Services segment

•	Cash and cash equivalents totaled $118.2 million as of March 31, 2009

•	Debt was $14.0 million as of March 31, 2009

     GES
•	Revenues of $205.6 million, a decrease of 28.0 percent from the first quarter of 2008

•	Segment operating income of $16.4 million, a decrease of 54.3 percent from the first quarter of 2008
     Experiential Marketing Services
•	Revenues of $30.4 million, a decrease of 30.7 percent from the first quarter of 2008

•	Segment operating loss of $7.3 million, compared to a loss of $4.1 million in the first quarter of 2008
     Travel and Recreation Services
•	Revenues of $4.9 million, a decrease of 16.5 percent from the first quarter of 2008

•	Segment operating loss of $2.4 million, compared to a loss of $3.1 million in the first quarter of 2008
Non-GAAP Measure:
     The following discussion includes a presentation of Adjusted EBITDA which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income attributable to Viad before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. The presentation of Adjusted EBITDA is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance reported in accordance with GAAP.
     Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to this non-GAAP measure is net income attributable to Viad. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses or recoveries, and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of the Company’s performance.
     A reconciliation of Adjusted EBITDA to net income attributable to Viad is as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Adjusted EBITDA	$9,189	$34,026
Interest expense	(420)	(463)
Income tax expense	(901)	(10,190)
Depreciation and amortization	(6,365)	(6,628)

Net income attributable to Viad	$1,503	$16,745

     The decrease in Adjusted EBITDA of $24.8 million for the first quarter of 2009 compared to the first quarter of 2008 was primarily driven by lower segment operating results at GES and Experiential Marketing Services and the 2009 restructuring charges. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:
Comparison of First Quarter of 2009 to the First Quarter of 2008
     Revenues for the first quarter of 2009 decreased 28.2 percent to $240.9 million from $335.4 million in the first quarter of 2008. Income before income taxes was $2.3 million for the first quarter of 2009 compared to $26.8 million in the first quarter of 2008. Net income attributable to Viad for the first quarter of 2009 was $1.5 million, or $0.07 per diluted share, compared to $16.7 million, or $0.81 per diluted share, in the first quarter of 2008. This decrease was largely the result of a significant reduction in trade show marketing spending, as well as negative show rotation at GES and unfavorable currency translation, which negatively impacted revenues by $31 million and $14.9 million, respectively.
     GES. Revenues for GES were $205.6 million for the first quarter of 2009, down 28.0 percent from $285.7 million in the first quarter of 2008. The decrease in revenue resulted primarily from a significant reduction in trade show marketing spending, as well as negative show rotation and unfavorable currency translation, which negatively impacted GES’ revenues by $31 million and $11.6 million, respectively. Base same-show revenue declined approximately 20 percent in the first quarter of 2009. Management defines base same-show revenue growth as growth in exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 52 percent of GES’ revenue in the first quarter of 2009.
     Segment operating income was $16.4 million in the first quarter of 2009, compared to $35.8 million in the first quarter of 2008. The decrease was primarily due to the decrease in revenue, partially offset by cost-saving measures. In anticipation of revenue pressures, GES began taking actions to reduce overhead costs during early 2008. Through continued efforts in this area, management expects to reduce 2009 full year overhead costs by over $25 million as compared to 2008. Additionally, GES is in the process of implementing changes to its service delivery processes in order to further increase efficiencies, decrease costs and enhance service levels.
     The current recessionary environment is negatively impacting the exhibition and event industry, resulting in lower trade show attendance and exhibitor spending. Additionally, the pricing environment remains challenging. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Although GES has a diversified revenue base and long-term contracts for future shows, revenue growth is affected by general economic and industry-specific conditions. In 2009, management expects same-show revenues to decline by approximately 20 percent and annual show rotation to negatively impact revenues by approximately $85 million due to the occurrence of several major, non-annual shows during 2008. Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $27 million in revenue as compared to 2008. Management remains focused on increasing productivity and controlling costs, including the implementation of cost reduction efforts.
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
     Experiential Marketing Services. Revenues for Viad’s Experiential Marketing Services segment were $30.4 million in the first quarter of 2009, down 30.7 percent from $43.9 million in the first quarter of 2008. Segment operating loss for the first quarter of 2009 was $7.3 million compared to an operating loss of $4.1 million in the first quarter of 2008. The declines were primarily due to client spending on non-annual shows that occurred during the 2008 first quarter and a general reduction in trade show marketing spending.
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
     Revenue growth is affected by general economic and industry-specific conditions and visibility over future revenues continues to be poor. Although the Experiential Marketing Services segment has a diversified revenue base, a portion of the segment’s revenue is generated from sales to regional shopping malls and lifestyle centers, including sales of holiday-themed events and experiences and retail merchandising units. As a result of the economic slow-down, management is expecting both shopping center clients and exhibitors to reduce their spending in 2009. Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $11 million in revenue as compared to 2008.

     Travel and Recreation Services. Revenues of the travel and recreation services segment were $4.9 million, down 16.5 percent compared to first quarter of 2008 revenues of $5.9 million. Segment operating loss was $2.4 million for the first quarter of 2009, compared to a loss of $3.1 million in the 2008 quarter. As discussed below, results in this segment were impacted by exchange rates during the 2009 first quarter resulting in reductions of approximately $1.2 million and $319,000 in revenues and segment operating loss, respectively, as compared to the first quarter of 2008.
     During 2008, approximately 75 percent of revenue and 82 percent of operating income generated in the Travel and Recreation Services segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income in the Travel and Recreation Services segment.
     The operating results related to Viad’s Canadian travel and recreation subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.80 and 1.00 for the first quarters of 2009 and 2008, respectively. Accordingly, Viad’s consolidated first quarter results of operations were impacted by the weakening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
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
     Corporate Activities. Corporate activities totaled $1.5 million in the first quarter of 2009, compared to $2.4 million in the first quarter of 2008. The decrease was primarily due to lower share-based compensation expense.
     Interest Income. Interest income totaled $261,000 in the first quarter of 2009, compared to $1.1 million in the first quarter of 2008. The decrease was primarily due to lower interest rates on invested cash balances.
     Restructuring Charges. Viad recorded restructuring charges of $2.7 million related to the rationalization of certain positions in connection with the integration of Becker Group and Exhibitgroup/Giltspur and the consolidation of certain leased office space.
     Income Taxes. The effective tax rate in the first quarter of 2009 on income before taxes was 39.6 percent, compared to 38.0 percent in the first quarter of 2008.
Liquidity and Capital Resources:
     Cash and cash equivalents were $118.2 million as of March 31, 2009 as compared to $148.0 million as of December 31, 2008, with the decrease primarily due to unfavorable working capital and capital expenditures. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of March 31, 2009 was $14.0 million compared to $12.6 million as of December 31, 2008. The debt-to-capital ratio was 0.029 to 1 as of March 31, 2009 compared with 0.026 to 1 as of December 31, 2008. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

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
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of March 31, 2009, Viad had $135.6 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $7.9 million and issued letters of credit of $6.5 million. Financial covenants include a fixed-charge coverage ratio of not less than 1.25 to 1, a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1 and a minimum consolidated net worth requirement. Viad’s consolidated net worth must not be less than $344.6 million plus 50 percent of positive quarterly consolidated net income attributable to Viad earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2009, Viad was in compliance with all covenants.
     As of March 31, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2009 would be $40.8 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Capital expenditures for the first quarter of 2009 totaled $10.6 million and primarily related to the purchase of equipment and information systems and related costs at GES and exhibit costs at Becker Group. For the first quarter of 2008, capital expenditures totaled $12.0 million and primarily related to the purchase of equipment and information systems and related costs at GES and new buses at Brewster.
     On January 4, 2008, Viad completed the acquisition of Becker Group for $24.3 million in cash and incurred $325,000 of direct acquisition costs for a total purchase price of $24.6 million.
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were repurchased during the first quarters of 2009 or 2008. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of March 31, 2009. Additionally, during the first quarters of 2009 and 2008, the Company repurchased 57,309 shares for $975,000 and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Accordingly, Viad has recorded significant accrued liabilities associated with uncertain tax positions. The final resolution or settlement of uncertain tax positions could result in future cash payments. During the first quarter of 2009, Viad paid certain foreign income tax reassessments of $4.9 million and received tax refunds of $1.9 million pursuant to a joint settlement agreement with certain Canadian taxing jurisdictions. See “Critical Accounting Policies and Estimates” for further discussion.
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2009 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of March 31, 2009, there was a remaining environmental remediation liability of $7.0 million related to previously sold operations of which $1.7 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.3 million under the caption “Other deferred items and liabilities.”
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
     Goodwill and other intangible assets — Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level, or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets among components, and the benefits and likely recoverability of goodwill by the component’s operations.
     As of March 31, 2009, Viad had goodwill of $173.1 million related to the GES operating segment. For goodwill impairment testing purposes, this goodwill is assigned to and tested at the GES component level, based on its discrete geographical operations in the United States, United Kingdom and Canada. As of March 31, 2009, Viad had goodwill of $5.1 million related to the Becker Group operating segment (within the Experiential Marketing Services reportable segment), and goodwill of $32.0 million related to the Brewster operating segment (within the Travel and Recreation Services reportable segment). Both the Becker Group and Brewster operating segments are considered reporting units for goodwill impairment testing purposes.
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
     Viad recorded a goodwill impairment loss of $6.5 million in the fourth quarter of 2008 related to the Becker Group reporting unit. During the first quarter of 2009, Viad further reduced its expected future revenue and operating income forecasts for 2009 primarily related to the GES operating segment as the Company believes that there will be lower overall customer spending for its goods and services. These reductions were driven by the accelerated deterioration of the macroeconomic environment, increased uncertainties in the marketplace and the global economic downturn in general. Accordingly, during the first quarter of 2009, Viad performed interim goodwill impairment testing under the income approach described above.
     The most critical assumptions and estimates in determining the estimated fair value of its reporting units related to the amounts and timing of expected future cash flows for each reporting unit, and the reporting unit cost of capital (discount rate) applied to those cash flows. Furthermore, the assumed reporting unit cost of capital rates (discount rates) were estimated using a build-up method based on the perceived risk associated with the cash flows pertaining to the specific reporting unit. Finally, in order to assess the reasonableness of its fair value estimates, the Company performed a reconciliation of the aggregate fair values of its reporting units to Viad’s market capitalization.
     Based on the Company’s interim goodwill impairment testing during the first quarter of 2009 there was no indicated impairment related to the reporting units for which goodwill had been assigned and tested. However, the Company has experienced a further narrowing of the margin between the estimated fair values of the reporting units and their related net book values under step one of the goodwill impairment test. As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. Due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts, or an increase in reporting unit cost of capital, could trigger additional interim goodwill impairment testing, which may result in additional goodwill impairment charges.
     Furthermore, management continues to monitor the market capitalization of the Company as declines in market capitalization could be indicative of possible goodwill impairment. During 2009, the Company has experienced additional declines in its market capitalization which management will continue to evaluate with respect to its assessment of goodwill and other intangible assets. An ongoing decline in market capitalization could result in future impairment charges.
     In addition, as of March 31, 2009, the Company had remaining goodwill of $5.1 million related to the acquisition of Becker Group in 2008, and $23.2 million of goodwill related to the acquisition of Melville Exhibition and Event Services Limited in 2007, which constitutes GES’ United Kingdom reporting unit. Due to the recent timing of these acquisitions, there is a higher level of sensitivity with respect to the estimated fair values of these reporting units relative to their respective book values. Accordingly, changes in the assumptions used to estimate the fair value of these reporting units may result in additional goodwill impairment charges.
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
     Viad recorded aggregate other intangible asset impairment losses of $3.7 million during the fourth quarter of 2008. During the first quarter of 2009, the Company performed interim impairment testing of other intangible assets not subject to amortization and also completed an impairment evaluation of intangible assets subject to amortization due to the continued deterioration of the macroeconomic environment and other factors discussed above. As a result, there was no indicated impairment of other intangible assets. The assumptions used to complete the evaluation of other intangible assets were consistent with those used in the goodwill impairment testing described above. To the extent that goodwill and another asset of the same reporting unit were tested at the same time, the other asset was tested for impairment before goodwill.
     As of March 31, 2009, the Company had aggregate intangible assets not subject to amortization of $7.5 million and aggregate intangible assets subject to amortization of $9.8 million. As noted above, due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts could trigger interim impairment tests for these intangible assets, which may result in additional impairment charges.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of March 31, 2009 and December 31, 2008, Viad had gross deferred tax assets of $48.9 million and $51.4 million, respectively. As of both March 31, 2009 and December 31, 2008, Viad had a valuation allowance recorded of $162,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
     Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of both March 31, 2009 and December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million. In addition, as of March 31, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $2.3 million and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the first quarters of 2009 and 2008, Viad recorded tax-related interest expense of $64,000 and $292,000, respectively.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2009 and December 31, 2008. In addition, as of March 31, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $284,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of March 31, 2009, the entire amount of unrecognized tax benefits for continuing operations of $2.4 million (including federal income tax effects of $1.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company has been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues have been raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due, and $1.4 million of related interest). Viad paid the reassessments of $4.9 million during the first quarter of 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. The Company received these refunds during the first quarter of 2009.
     The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may significantly decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $3.1 million (excluding federal income tax effects of $1.0 million) of its uncertain tax positions and approximately $1.6 million of related interest and penalties (excluding federal income tax effects of $407,000) could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.5 million as of March 31, 2009. Of this total, $16.4 million related to workers’ compensation liabilities and the remaining $6.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $9.8 million as of March 31, 2009, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.1 million and $2.4 million for the first quarters of March 31, 2009 and 2008, respectively.
     Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $557,000 to its funded pension plans and $769,000 to its unfunded pension plans in 2009, of which the Company has contributed $82,000 and $139,000 as of March 31, 2009, respectively.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $535,000 to the plans in 2009, of which $201,000 has been contributed as of March 31, 2009.
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
     The weighted-average discount rates used to determine the domestic pension and postretirement benefit obligations as of December 31, 2008 were both 6.90 percent. The weighted-average discount rate used to determine the foreign pension benefit obligations as of December 31, 2008 was 7.00 percent. The weighted-average discount rates used to determine net periodic benefit cost for the domestic and foreign pension plans were 6.40 percent and 5.75 percent, respectively. The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments.
     The expected return on plan assets used to determine net periodic benefit cost for the Company’s domestic and foreign pension plans for 2008 was 7.75 percent and 6.50 percent, respectively. The expected return on plan assets used to determine net periodic benefit cost for postretirement benefit plans for 2008 was 7.50 percent.
     Share-based compensation — Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. Viad issues shares related to its share-based compensation awards from shares held in treasury.
     Total share-based compensation expense recognized in the consolidated financial statements during the first quarters of 2009 and 2008 was $233,000 and $2.7 million, respectively. Furthermore, the total tax benefits related to such costs were $60,000 and $1.0 million for the first quarters of 2009 and 2008, respectively. No share-based compensation costs were capitalized during the first quarters of 2009 or 2008.
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
Impact of Recent Accounting Pronouncements:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 include the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. Viad adopted SFAS No. 141(R) on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park Inc.) according to SFAS No. 160 on a restrospective basis for all periods presented. Accordingly, as of March 31, 2009 and December 31, 2008, Viad presented the noncontrolling interest of $6.4 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations for the three months ended March 31, 2009 and 2008, reflect a separate presentation of total consolidated net income, net income attributable to Viad Corp and net loss attributable to the noncontrolling interest. During the three months ended March 31, 2009 and 2008, the net loss attributable to the noncontrolling interest was $131,000 and $152,000, respectively.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Viad adopted SFAS No. 161 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Viad adopted FSP FAS 142-3 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During the three months ended March 31, 2009 and 2008, Viad had certain nonvested restricted stock and nonvested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a restrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.01 and $0.02, respectively, for the three months ended March 31, 2009 and 2008. Furthermore, the adoption of FSP EITF 03-6-1 did not impact the computation of diluted income per share for the periods presented.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 132(R)-1 to the Company’s annual 2009 disclosures. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on Viad’s financial position or results of operations.
     In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments. This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for interim reporting periods, and also requires disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on Viad’s financial position or results of operations.
Forward-Looking Statements:
     As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic or other health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2008 Annual Report.
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
     Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $1.2 million and $6.2 million as of March 31, 2009 and December 31, 2008, respectively. During the first quarter of 2009, unrealized foreign currency translation losses of $5.1 million were recorded in other comprehensive income.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian operations were translated into U.S. dollars at weighted-average exchange rates of 0.86 and 1.00 for the first quarters of 2009 and 2008, respectively. As the Canadian operations generated aggregate operating losses in the first quarter of 2009, Viad’s segment operating income has been favorably impacted by approximately $104,000 from the weakening of the Canadian dollar relative to the U.S. dollar. The operating results related to its United Kingdom operations were translated into U.S. dollars at weighted-average exchange rates of 1.44 and 1.99 for the first quarters of 2009 and 2008, respectively. As the United Kingdom operations generated aggregate operating income in the first quarter of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $1.2 million from the weakening of the British pound relative to the U.S. dollar.
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of March 31, 2009, Viad had variable rate debt outstanding of $7.9 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of March 31, 2009, Viad had fuel contracts outstanding to purchase 420,000 gallons of diesel fuel at approximately $2.42 per gallon (plus applicable taxes), expiring October 2009.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2009, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the two updated risk factors set forth below and other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” of Part 1 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.
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
     If general economic conditions continue to deteriorate, Viad’s expected revenue, operating income and/or cash flows may be adversely affected, which may affect the recoverability and fair value of Viad’s long-lived assets, goodwill and other intangible assets, and could result in future impairment charges.
     Viad’s businesses are adversely affected by disruptions in the travel industry, as well as disruptions caused by potential emergence of a pandemic or other heath crisis, natural disasters, or other events that discourage people from gathering in public places.
     The success of Viad’s businesses depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees, tourists or other travelers, to travel, which is in turn dependent upon their ability and willingness to find and use transportation alternatives and accommodations. As a result, factors adversely affecting the travel industry as a whole, and particularly the airline and hotel industries, generally also adversely affect Viad’s businesses and results of operations. Factors that could adversely affect the travel industry as a whole include high or rising fuel prices, increased security and passport requirements, natural disasters, pandemic or other health crisis, weather conditions, airline accidents and international political instability and hostilities. Unexpected events of this nature in the future, or other events that may have an impact on the availability and pricing of air travel and accommodations, could adversely affect Viad’s businesses and results of operations.
     Unexpected events affecting the travel industry also may impact the willingness of people, whether exhibitors, exhibition attendees, tourists or other travelers, to gather in public places, such as a convention center, airports, and tourist attractions. These events may include natural disasters, pandemic or other health crisis, weather conditions, and international political instability and hostilities. If such an event were to occur, depending upon its location, duration and severity, Viad’s business and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the first quarter of 2009 by Viad from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum Number (or
			Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the Plans or
Period	Shares Purchased (#)	Paid Per Share ($)	or Programs	Programs (1)
January 2009	10,231	24.66	—	160,681
February 2009	47,078	15.36	—	160,681

Total	57,309	17.02	—	160,681

(1)	Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were purchased during the first quarter of 2009. Shares repurchased to date under these programs totaled 2,839,319. The authorizations of the Board of Directors do not have expiration dates.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 8, 2009	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)