Form 10-Q
period 2009-06-30
VIAD CORP
filed 2009-08-07
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, 20,585,843 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,918	$148,040
Accounts receivable, net of allowance for doubtful accounts of $1,875 and $2,556, respectively	73,065	53,541
Inventories	40,348	52,311
Deferred income taxes	17,883	19,695
Other current assets	14,468	14,453

Total current assets	255,682	288,040
Property and equipment, net	173,512	165,415
Other investments and assets	26,568	26,560
Deferred income taxes	14,847	18,996
Goodwill	217,984	212,461
Other intangible assets, net	17,601	17,932

Total Assets	$706,194	$729,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,989	$57,702
Other current liabilities	74,398	109,059
Current portion of long-term debt and capital lease obligations	3,002	2,556

Total current liabilities	130,389	169,317
Long-term debt and capital lease obligations	10,915	10,087
Pension and postretirement benefits	25,222	25,121
Other deferred items and liabilities	56,953	57,790

Total liabilities	223,479	262,315

Commitments and contingencies (Note 15)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	602,322	623,781
Retained earnings	96,834	91,558
Unearned employee benefits and other	(7,430)	(7,881)
Accumulated other comprehensive income (loss):
Unrealized loss on investments	(1)	(62)
Cumulative foreign currency translation adjustments	16,657	6,233
Unrecognized net actuarial loss and prior service credit	(3,958)	(3,673)
Common stock in treasury, at cost, 4,357,423 and 4,655,956 shares, respectively	(265,418)	(286,803)

Total Viad Corp stockholders’ equity	476,408	460,555
Noncontrolling interest	6,307	6,534

Total stockholders’ equity	482,715	467,089

Total Liabilities and Stockholders’ Equity	$706,194	$729,404

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues:
Convention and event services	$154,721	$187,691	$351,617	$456,572
Exhibits and environments	40,638	65,693	79,804	126,405
Travel and recreation services	18,206	23,828	23,093	29,680

Total revenues	213,565	277,212	454,514	612,657

Costs and expenses:
Costs of services	161,984	194,305	351,267	436,092
Costs of products sold	41,773	61,828	86,772	126,906
Corporate activities	703	2,219	2,206	4,653
Interest income	(132)	(653)	(393)	(1,753)
Interest expense	425	415	845	878
Restructuring charges	198	—	2,930	—

Total costs and expenses	204,951	258,114	443,627	566,776

Income from continuing operations before income taxes	8,614	19,098	10,887	45,881
Income tax expense	3,311	6,107	4,212	16,297

Income from continuing operations	5,303	12,991	6,675	29,584
Loss from discontinued operations	—	(210)	—	(210)

Net income	5,303	12,781	6,675	29,374
Net loss attributable to noncontrolling interest	96	92	227	244

Net income attributable to Viad	$5,399	$12,873	$6,902	$29,618

Diluted income per common share
Income from continuing operations attributable to Viad common stockholders	$0.26	$0.63	$0.34	$1.44
Loss from discontinued operations attributable to Viad common stockholders	—	(0.01)	—	(0.01)

Net income attributable to Viad common stockholders	$0.26	$0.62	$0.34	$1.43

Weighted-average outstanding and potentially dilutive common shares	20,170	20,666	20,167	20,678

Basic income per common share
Income from continuing operations attributable to Viad common stockholders	$0.26	$0.63	$0.34	$1.44
Loss from discontinued operations attributable to Viad common stockholders	—	(0.01)	—	(0.01)

Net income attributable to Viad common stockholders	$0.26	$0.62	$0.34	$1.43

Weighted-average outstanding common shares	19,977	20,268	19,935	20,232

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

Amounts attributable to Viad common stockholders
Income from continuing operations	$5,399	$13,083	$6,902	$29,828
Loss from discontinued operations	—	(210)	—	(210)

Net income	$5,399	$12,873	$6,902	$29,618

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$5,303	$12,781	$6,675	$29,374

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	118	(14)	61	(144)
Unrealized foreign currency translation adjustments	15,504	(839)	10,424	(2,942)
Pension and postretirement benefit plans:
Amortization of net actuarial loss, net of tax	22	72	95	143
Amortization of prior service credit, net of tax	(190)	(205)	(380)	(411)

Total other comprehensive income (loss)	15,454	(986)	10,200	(3,354)

Comprehensive income	20,757	11,795	16,875	26,020
Comprehensive loss attributable to noncontrolling interest	96	92	227	244

Comprehensive income attributable to Viad	$20,853	$11,887	$17,102	$26,264

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$6,675	$29,374
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,535	13,844
Deferred income taxes	5,739	4,747
Loss from discontinued operations	—	210
Restructuring charges	2,930	—
Gains on dispositions of property and other assets	(14)	(89)
Share-based compensation expense	1,215	3,868
Tax benefit from share-based compensation arrangements	—	338
Excess tax benefit from share-based compensation arrangements	—	(287)
Other non-cash items, net	2,171	2,466
Change in operating assets and liabilities:
Receivables	(20,213)	(34,191)
Inventories	11,963	(2,987)
Accounts payable	(3,758)	4,110
Restructuring liabilities	(2,668)	(963)
Accrued compensation	(15,605)	(11,422)
Customer deposits	(10,699)	(1,654)
Other assets and liabilities, net	(11,915)	(14,131)

Net cash used in operating activities	(20,644)	(6,767)

Cash flows from investing activities:
Capital expenditures	(14,780)	(25,516)
Acquisition of business, net of cash acquired	—	(23,334)
Proceeds from sale of short-term investments	—	3,980
Proceeds from dispositions of property and other assets	28	520

Net cash used in investing activities	(14,752)	(44,350)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,606)	(1,325)
Dividends paid on common stock	(1,648)	(1,657)
Common stock purchased for treasury	(1,162)	(1,632)
Excess tax benefit from share-based compensation arrangements	—	287
Proceeds from exercise of stock options	—	1,621

Net cash used in financing activities	(4,416)	(2,706)

Effect of exchange rate changes on cash and cash equivalents	1,690	315

Net decrease in cash and cash equivalents	(38,122)	(53,508)
Cash and cash equivalents, beginning of year	148,040	165,069

Cash and cash equivalents, end of period	$109,918	$111,561

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$6,727	$13,179

Interest	$475	$697

Equipment acquired under capital leases	$2,776	$606

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Viad has performed an evaluation of subsequent events through August 6, 2009, and the financial statements were issued on August 7, 2009.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2008, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on February 27, 2009.
The condensed consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of GES Exposition Services, Inc. (“GES”), Experiential Marketing Services and Travel & Recreation Group. The Experiential Marketing Services segment consists of Exhibitgroup/Giltspur and The Becker Group, Ltd. (“Becker Group”). The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad. In July 2009, Viad announced a strategic reorganization to align its brands and operations into two business units: the Marketing & Events Group (which includes Viad’s GES and Experiential Marketing Services segments) and the Travel & Recreation Group (which includes Brewster and Glacier Park).
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
Total share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2009 and 2008 was $982,000 and $1.2 million, respectively, and $1.2 million and $3.9 million during the six months ended June 30, 2009 and 2008, respectively. The total tax benefits related to such costs were $359,000 and $436,000 for the three months ended June 30, 2009 and 2008, respectively, and $420,000 and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2009 or 2008.
Restricted stock and performance-based restricted stock (“PBRS”) awards were granted during the six months ended June 30, 2009 and 2008. Restricted stock awards vest between three and five years from the date of grant and share-based compensation expense for all awards granted prior to 2009 is recognized using the straight-line method over the requisite service period. Shares of restricted stock granted in 2009 with a five year vesting period are subject to a graded vesting schedule whereby 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates. Share-based compensation expense of these awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately five years. All other restricted stock awards granted in 2009 are recognized using the straight-line method over the requisite service period, which is approximately three years.

PBRS awards vest based on the extent to which certain incentive performance targets established in the year of grant are achieved. PBRS is subject to a graded vesting schedule whereby one third of the earned shares vest after the first year and the remaining earned shares vest in one-third increments each year over the next two years on the first business day in January.
Share-based compensation expense of restricted stock and PBRS for the three months ended June 30, 2009 and 2008 was $868,000 and $1.3 million, respectively, and $2.0 million and $2.5 million during the six months ended June 30, 2009 and 2008. Viad expects to recognize the unamortized cost of all outstanding restricted stock and PBRS awards in the consolidated financial statements over weighted-average periods of approximately 2.2 years and 1.1 years, respectively. During the six months ended June 30, 2009 and 2008, the Company repurchased 68,715 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.
The following table summarizes restricted stock and PBRS activity during the six months ended June 30, 2009:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2009	358,285	$34.25	94,828	$34.56
Granted	220,133	15.36	162,600	15.36
Vested	(176,312)	31.05	(46,701)	34.21
Forfeited	(11,096)	27.55	(4,500)	19.46

Balance at June 30, 2009	391,010	25.24	206,227	19.83

In addition to the awards in the table above, during the six months ended June 30, 2009, Viad granted 13,700 restricted stock units and 13,900 PBRS units to key employees at certain of the Company’s Canadian operations. These awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability is recorded at estimated fair value and is remeasured on each balance sheet date until the time of cash settlement. As of June 30, 2009, Viad had a liability recorded of $50,000 related to these awards.
During the six months ended June 30, 2008, Viad granted awards totaling 101,940 units to key employees under the performance unit incentive plan (“PUP”) pursuant to the 2007 Plan. PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. As of June 30, 2009 and December 31, 2008, Viad had liabilities recorded of $34,000 and $2.9 million related to the PUP awards, respectively. Share-based compensation expense attributable to PUP awards (recognized ratably over the requisite service period of approximately three years) for the six months ended June 30, 2009 and 2008 was a credit of $1.1 million and expense of $813,000, respectively. The PUP awards for the 2006-2008 and 2005-2007 periods vested December 31, 2008 and 2007, respectively, and payouts of $998,000 and $6.7 million were distributed in March 2009 and 2008, respectively. No PUP awards vested during the six months ended June 30, 2009 or 2008 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods. Viad did not grant any PUP awards during the six months ended June 30, 2009.
The following table summarizes stock option activity during the six months ended June 30, 2009:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2009	606,660	$25.86	459,612
Forfeited	(45,756)	27.84

Options outstanding at June 30, 2009	560,904	25.70	474,508

The following table summarizes information concerning stock options outstanding and exercisable as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $20.77	74,945	3.4 years	$19.58	74,945	$19.58
$22.29 to $24.05	100,677	1.5 years	23.88	100,677	23.88
$24.22 to $26.07	161,707	2.5 years	25.13	151,707	25.14
$26.31 to $26.49	150,750	2.6 years	26.34	118,404	26.34
$30.82 to $38.44	72,825	4.7 years	34.48	28,775	34.13

$18.40 to $38.44	560,904	2.7 years	25.70	474,508	24.84

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of June 30, 2009, there were 49,089 of such options outstanding and exercisable, both with exercise prices ranging from $17.74 to $26.31. The weighted-average remaining contractual life of these options outstanding was approximately 1.9 years. During the six months ended June 30, 2009, there were no options exercised by MoneyGram employees.
The stock options outstanding as of June 30, 2009 had no intrinsic value based on the weighted-average exercise price and Viad’s closing stock price of $17.22 as of June 30, 2009. The total intrinsic value of stock option awards exercised during the six months ended June 30, 2008 was $1.6 million. During the six months ended June 30, 2008, Viad received cash proceeds from the exercise of stock options of $1.6 million. Share-based compensation expense related to stock option awards was $105,000 and $267,000 for the three months ended June 30, 2009 and 2008, respectively, and $312,000 and $546,000 for the six months ended June 30, 2009 and 2008, respectively. No stock options were exercised during the six months ended June 30, 2009. The fair value of stock options that vested during the six months ended June 30, 2009 and 2008 was $599,000 and $575,000. The tax benefit realized for the tax deductions related to the exercise of stock options and vesting of share-based awards for the six months ended June 30, 2008 was $338,000.
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
Note 4. Inventories
The components of inventories were as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$28,887	$30,683
Work in process	11,461	21,628

Inventories	$40,348	$52,311

Note 5. Property and Equipment
Property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Land	$24,418	$23,623
Buildings and leasehold improvements	91,968	88,999
Equipment and other	285,427	267,175

	401,813	379,797
Accumulated depreciation	(228,301)	(214,382)

Property and equipment, net	$173,512	$165,415

Depreciation expense for the three months ended June 30, 2009 and 2008 was $6.7 million and $6.5 million, respectively, and for the six months ended June 30, 2009 and 2008 was $12.6 million and $12.3 million, respectively.
Note 6. Goodwill and Other Intangible Assets
During the six months ended June 30, 2009, Viad completed interim impairment evaluations of goodwill and other intangible assets, primarily as a result of the current recessionary environment and its impact on the exhibition and events industry. During the six months ended June 30, 2009, there were further reductions in the Company’s full-year 2009 operating forecasts due to substantial uncertainties in the marketplace and lower expected customer spending for its goods and services. Viad’s interim impairment testing of goodwill and other intangible assets did not result in any impairment losses during the six months ended June 30, 2009. However, the Company continues to experience a further narrowing of the margin between the estimated fair values of its reporting units and their related net book values under step one of the impairment test. Due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts, or an increase in reporting unit cost of capital, could trigger additional interim impairment testing, which may result in impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as declines in market capitalization could be indicative of possible goodwill impairment. An ongoing decline in market capitalization could result in future impairment charges.
The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

		Experiential	Travel and
	GES	Marketing	Recreation	Total
	(in thousands)
Balance at January 1, 2009	$174,018	$5,063	$33,380	$212,461
Foreign currency translation adjustments	3,650	—	1,873	5,523

Balance at June 30, 2009	$177,668	$5,063	$35,253	$217,984

A summary of other intangible assets as of June 30, 2009 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$8,713	$(1,503)	$7,210
Design libraries	2,020	(339)	1,681
Non-compete agreements	1,790	(1,654)	136
Proprietary technology	763	(421)	342
Other	115	(47)	68

	13,401	(3,964)	9,437

Unamortized intangible assets:
Trademarks and trade names	8,134	—	8,134
Other	30	—	30

	8,164	—	8,164

Total	$21,565	$(3,964)	$17,601

A summary of other intangible assets as of December 31, 2008 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$8,634	$(901)	$7,733
Design libraries	2,020	(226)	1,794
Non-compete agreements	1,933	(1,634)	299
Proprietary technology	735	(293)	442
Other	79	(35)	44

	13,401	(3,089)	10,312

Unamortized intangible assets:
Trademarks and trade names	7,590	—	7,590
Other	30	—	30

	7,620	—	7,620

Total	$21,021	$(3,089)	$17,932

Intangible asset amortization expense for the three months ended June 30, 2009 and 2008 was $513,000 and $758,000, respectively, and $981,000 and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)

2009	$1,072
2010	$1,935
2011	$1,581
2012	$1,192
2013 and thereafter	$3,657
Note 7. Accrued Liabilities and Other
Other current liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Continuing operations:
Customer deposits	$32,312	$43,011
Accrued compensation	13,888	29,048
Self-insured liability accrual	8,470	8,258
Accrued sales and use taxes	3,766	3,473
Accrued restructuring	2,086	2,337
Accrued dividends	846	840
Accrued income taxes	250	5,199
Other	10,103	13,427

	71,721	105,593

Discontinued operations:
Environmental remediation liabilities	1,750	2,208
Self-insured liability accrual	682	461
Other	245	797

	2,677	3,466

Total other current liabilities	$74,398	$109,059

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Continuing operations:
Self-insured liability accrual	$13,975	$14,387
Accrued income taxes	5,579	5,462
Accrued compensation	4,749	5,194
Accrued restructuring	4,564	4,207
Foreign deferred tax liability	3,428	3,340
Deferred gain on sale of property	1,129	1,612
Other	5,626	5,296

	39,050	39,498

Discontinued operations:
Self-insured liability accrual	9,087	9,435
Environmental remediation liabilities	5,163	5,516
Accrued income taxes	929	909
Other	2,724	2,432

	17,903	18,292

Total other deferred items and liabilities	$56,953	$57,790

Note 8. Debt
As of June 30, 2009, Viad’s total debt of $13.9 million consisted of $6.2 million of capital lease obligations and a $7.7 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of June 30, 2009, Viad had $135.8 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $7.7 million and outstanding letters of credit of $6.5 million. Financial covenants include a fixed-charge coverage ratio of not less than 1.25 to 1, a leverage ratio of not greater than 2.75 to 1 and a minimum consolidated net worth requirement. Viad’s consolidated net worth must not be less than $344.6 million plus 50 percent of positive quarterly net income attributable to Viad earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased ($357.9 million as of June 30, 2009). As of June 30, 2009, the fixed-charge coverage and leverage ratios were 1.62 to 1 and 0.37 to 1, respectively, and Viad’s consolidated net worth was $482.7 million. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. As of June 30, 2009, Viad was in compliance with all covenants.
The estimated fair value of total debt was $13.9 million and $12.6 million as of June 30, 2009 and December 31, 2008, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 9. Stockholders’ Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2009:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2009	$460,555	$6,534	$467,089
Net income (loss)	6,902	(227)	6,675
Dividends on common stock	(1,648)	—	(1,648)
Common stock purchased for treasury	(1,162)	—	(1,162)
Employee benefit plans	1,039	—	1,039
Unrealized foreign currency translation adjustment	10,424	—	10,424
Unrealized loss on investments	61	—	61
Amortization of prior service cost and net actuarial loss	(285)	—	(285)
ESOP allocation adjustment	500	—	500
Other	22	—	22

Balance at June 30, 2009	$476,408	$6,307	$482,715

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2008:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2008	$469,845	$5,984	$475,829
Net income (loss)	29,618	(244)	29,374
Dividends on common stock	(1,657)	—	(1,657)
Common stock purchased for treasury	(1,632)	—	(1,632)
Employee benefit plans	5,011	—	5,011
Unrealized foreign currency translation adjustment	(2,942)	—	(2,942)
Unrealized loss on investments	(144)	—	(144)
Amortization of prior service cost and net actuarial loss	(268)	—	(268)
ESOP allocation adjustment	500	—	500
Other	(7)	(1)	(8)

Balance at June 30, 2008	$498,324	$5,739	$504,063

Note 10. Fair Value Measurements
The fair value of an asset or liability is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance requires an entity to maximize the use of quoted prices and other observable inputs and minimize the use of unobservable inputs when measuring fair value, and also establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value as follows:

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

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobserved
	June 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$21,365	$21,365	$—	$—
Other mutual funds	1,705	1,705	—	—

Total	$23,070	$23,070	$—	$—

As of June 30, 2009 and December 31, 2008, Viad had investments in money market mutual funds of $21.4 million and $82.3 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of both June 30, 2009 and December 31, 2008, Viad had investments in other mutual funds of $1.7 million which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of June 30, 2009 and December 31, 2008, there were unrealized losses on the investments of $2,000 ($1,000 after-tax) and $101,000 ($62,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 8.

Note 11. Income Per Share
A reconciliation of the numerators and denominators of diluted and basic per share computations for net income attributable to Viad is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$5,399	$12,873	$6,902	$29,618
Less: Allocation to nonvested shares	(164)	(283)	(188)	(640)

Net income allocated to Viad common stockholders	$5,235	$12,590	$6,714	$28,978

Denominator:
Weighted-average outstanding common shares	19,977	20,268	19,935	20,232

Net income attributable to Viad common stockholders	$0.26	$0.62	$0.34	$1.43

Diluted net income per share
Numerator:
Net income attributable to Viad	$5,399	$12,873	$6,902	$29,618

Denominator:
Weighted-average outstanding shares	19,977	20,268	19,935	20,232
Additional dilutive shares related to share-based compensation	193	398	232	446

Weighted-average outstanding and potentially dilutive shares	20,170	20,666	20,167	20,678

Net income attributable to Viad common stockholders(1)	$0.26	$0.62	$0.34	$1.43

(1)	Diluted income per share amount cannot exceed basic income per share.
All outstanding options to purchase shares of common stock during the six months ended June 30, 2009 were not included in the computation of diluted income per share because the effect would be anti-dilutive. Options to purchase 39,962 shares of common stock were outstanding during the six months ended June 30, 2008 but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 12. Income Taxes
The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the six months ended June 30:

	2009		2008
	(in thousands)

Computed income tax expense at statutory federal income tax rate of 35%	$3,810	35.0%	$16,058	35.0%
State income taxes, net of federal benefit	339	3.1%	1,641	3.6%
Tax resolutions, net	—	0.0%	(853)	(1.9%)
Other, net	63	0.6%	(549)	(1.2%)

Income tax expense	$4,212	38.7%	$16,297	35.5%

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of both June 30, 2009 and December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million. In addition, as of June 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $2.3 million and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2009 and 2008, Viad recorded tax-related interest expense of $52,000 and $313,000, respectively. During the six months ended June 30, 2009 and 2008, Viad recorded tax-related interest expense of $116,000 and $605,000, respectively.

Viad also had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2009 and December 31, 2008. In addition, as of June 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $294,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of June 30, 2009, the amount of unrecognized tax benefits for continuing operations of $2.4 million (including federal income tax effects of $1.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
The Company had been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues had been raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due and $1.4 million of related interest). Viad paid the reassessments of $4.9 million during the six months ended June 30, 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. The Company received these refunds during the six months ended June 30, 2009.
The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may significantly decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $3.1 million (excluding federal income tax effects of $1.0 million) of its uncertain tax positions and approximately $1.7 million of related interest and penalties (excluding federal income tax effects of $422,000) could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes, which may impact Viad’s effective tax rate in future periods.
Viad’s 2005 through 2008 U.S. federal tax years and various state tax years from 2002 through 2008 remain subject to income tax examinations by tax authorities. In addition, tax years from 2004 through 2008 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of June 30, 2009 and December 31, 2008, liabilities associated with uncertain tax positions (including interest and penalties) of $6.5 million and $6.4 million, respectively, were classified as non-current liabilities.

Note 13. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2009	2008	2009	2008	2009	2008
	(in thousands)
Service cost	$44	$50	$16	$16	$61	$95
Interest cost	324	305	271	250	186	191
Expected return on plan assets	(161)	(194)	(52)	(82)	(128)	(184)
Amortization of prior service cost (credit)	11	18	(323)	(355)	—	—
Recognized net actuarial loss	91	91	76	69	—	—

Net periodic benefit cost (credit)	$309	$270	$(12)	$(102)	$119	$102

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the six months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2009	2008	2009	2008	2009	2008
	(in thousands)
Service cost	$88	$100	$32	$32	$119	$191
Interest cost	648	610	542	500	364	384
Expected return on plan assets	(322)	(388)	(104)	(164)	(250)	(372)
Amortization of prior service cost (credit)	22	36	(646)	(710)	—	—
Recognized net actuarial loss	180	182	150	138	—	—

Net periodic benefit cost (credit)	$616	$540	$(26)	$(204)	$233	$203

Viad expects to contribute $565,000 to its funded pension plans, $773,000 to its unfunded pension plans and $535,000 to its postretirement benefit plans in 2009. As of June 30, 2009, Viad had contributed $167,000 to its funded pension plans, $285,000 to its unfunded pension plans and $382,000 to its postretirement benefit plans.
Note 14. Restructuring Charges
Viad has at times incurred charges attributable to headcount reductions and facility consolidations. During the six months ended June 30, 2009, Viad recorded aggregate restructuring charges of $2.9 million related to the rationalization of certain positions in connection with the integration of Becker Group and Exhibitgroup/Giltspur and the consolidation of certain leased office space. As of June 30, 2009, the remaining liability relates to future lease payment obligations to be made over the remaining lease terms. The changes in the restructuring liability balances for the six months ended June 30, 2009 are as follows:

	2009	Other
	Restructurings	Restructurings	Total
	(in thousands)
Balance at January 1, 2009	$—	$6,544	$6,544
Restructuring charges	2,930	—	2,930
Cash payments	(1,544)	(1,124)	(2,668)
Adjustment to liability	—	(156)	(156)

Balance at June 30, 2009	$1,386	$5,264	$6,650

Note 15. Litigation, Claims and Other Contingencies
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2009, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2009, there was a remaining environmental remediation liability of $6.9 million related to previously sold operations of which $1.7 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.2 million under the caption “Other deferred items and liabilities.”
As of June 30, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2009 would be $40.4 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government was to expire in 2010. However, Glacier Park exercised a renewal option for an additional 42-year lease term. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for four one-year periods and now expires on December 31, 2009. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value is based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 22 percent of Travel & Recreation Group’s full year 2008 segment operating income.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Marketing & Events Group
GES	$132,414	$187,645	$338,060	$473,320
Experiential Marketing Services	62,945	65,739	93,361	109,657
Travel & Recreation Group	18,206	23,828	23,093	29,680

	$213,565	$277,212	$454,514	$612,657

Segment operating income (loss):
Marketing & Events Group
GES	$4,817	$13,956	$21,210	$49,804
Experiential Marketing Services	2,698	1,945	(4,624)	(2,176)
Travel & Recreation Group	2,293	5,178	(111)	2,031

	9,808	21,079	16,475	49,659
Corporate activities	(703)	(2,219)	(2,206)	(4,653)

	9,105	18,860	14,269	45,006
Interest income	132	653	393	1,753
Interest expense	(425)	(415)	(845)	(878)
Restructuring charges	(198)	—	(2,930)	—

Income from continuing operations before income taxes	$8,614	$19,098	$10,887	$45,881

	June 30,	December 31,
	2009	2008
	(in thousands)
Assets:
Marketing & Events Group
GES	$352,101	$340,849
Experiential Marketing Services	111,960	102,361
Travel & Recreation Group	131,508	120,198
Corporate and other	110,625	165,996

	$706,194	$729,404

Note 17. Impact of Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 included the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park) on a retrospective basis for all periods presented. Accordingly, as of June 30, 2009 and December 31, 2008, Viad presented the noncontrolling interest of $6.3 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations reflect a separate presentation of total consolidated net income, net income attributable to Viad Corp and net loss attributable to the noncontrolling interest. During the six months ended June 30, 2009 and 2008, the net loss attributable to the noncontrolling interest was $227,000 and $244,000, respectively.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Viad adopted FSP FAS 142-3 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During the six months ended June 30, 2009 and 2008, Viad had certain nonvested restricted stock and nonvested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a retrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.01 and $0.03, respectively, for the six months ended June 30, 2009 and 2008 and $0.01 and $0.02 for the three months ended June 30, 2009 and 2008, respectively. In addition, diluted income per share was reduced by $0.01 for the three months ended June 30, 2009.

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
In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments. This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for interim reporting periods, and also requires disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Viad adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. Viad adopted SFAS No. 165 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140.” The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement applies to Viad as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of SFAS No. 166 is not expected to have a material impact on Viad’s financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments of FASB Interpretation No. 46(R).” The emphasis of this statement is to improve financial reporting by enterprises involved with variable interest entities. The statement also addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and the application of certain key provisions of FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first annual reporting period after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of SFAS No. 167 is not expected to have a material impact on Viad’s financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning in the third fiscal quarter of 2009, all references made to GAAP in the consolidated financial statements will use the new Codification numbering system. The adoption of SFAS No. 168 is not expected to have a material impact on Viad’s financial position or results of operations.
Note 18. Common Stock Repurchases
Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were repurchased during the six months ended June 30, 2009 or 2008. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of June 30, 2009. Additionally, during the six months ended June 30, 2009 and 2008, the Company repurchased 68,715 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on share-based awards.
Note 19. Subsequent Event
In July 2009, Viad announced a strategic reorganization to enhance shareholder value by aligning its brands and operations into two business units: the Marketing & Events Group (which includes Viad’s GES and Experiential Marketing Services segments) and the Travel & Recreation Group (which includes Brewster and Glacier Park). The business units will be supported by a Corporate Services Group that centralizes responsibility for various corporate functions. Management anticipates future restructuring charges as a result of integration and consolidation activities associated with the reorganization.

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
Overview:
In July 2009, Viad announced a strategic reorganization to enhance shareholder value by aligning its brands and operations into two business units: the Marketing & Events Group (which includes Viad’s GES and Experiential Marketing Services segments) and the Travel & Recreation Group (which includes Brewster and Glacier Park). The business units will be supported by a Corporate Services Group that centralizes responsibility for various corporate functions. Management anticipates future restructuring charges as a result of integration and consolidation activities associated with the reorganization.
Viad Corp (“Viad” or the “Company”) operates in three reportable business segments as follows:
Marketing & Events Group:
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
Travel & Recreation Group — Brewster Inc. (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.
The following are financial highlights of the second quarter of 2009 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)
•	Total revenues of $213.6 million compared to $277.2 million in the second quarter of 2008
•	Net income attributable to Viad of $5.4 million versus $12.9 million in the second quarter of 2008
•	Diluted income per share of $0.26 versus $0.62 in the second quarter of 2008
•	Restructuring charges of $198,000 in 2009 primarily related to GES
•	Cash and cash equivalents totaled $109.9 million as of June 30, 2009
•	Debt was $13.9 million as of June 30, 2009

Marketing & Events Group
GES:
•	Revenues of $132.4 million, a decrease of 29.4 percent from the second quarter of 2008
•	Segment operating income of $4.8 million, a decrease of 65.5 percent from the second quarter of 2008
Experiential Marketing Services:
•	Revenues of $62.9 million, a decrease of 4.3 percent from the second quarter of 2008
•	Segment operating income of $2.7 million, an increase of 38.7 percent from the second quarter of 2008
Travel & Recreation Group
•	Revenues of $18.2 million, a decrease of 23.6 percent from the second quarter of 2008
•	Segment operating income of $2.3 million, a decrease of 55.7 percent from the second quarter of 2008
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
A reconciliation of Adjusted EBITDA to net income attributable to Viad is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Adjusted EBITDA	$16,305	$26,821	$25,494	$60,847
Interest expense	(425)	(415)	(845)	(878)
Income tax expense	(3,311)	(6,107)	(4,212)	(16,297)
Depreciation and amortization	(7,170)	(7,216)	(13,535)	(13,844)
Loss from discontinued operations	—	(210)	—	(210)

Net income attributable to Viad	$5,399	$12,873	$6,902	$29,618

The decrease in Adjusted EBITDA of $10.5 million for the second quarter of 2009 compared to the second quarter of 2008 was primarily driven by lower segment operating results at GES and the Travel & Recreation Group. The decrease in Adjusted EBITDA of $35.4 million for the first six months of 2009 compared to 2008 was primarily due to lower segment operating results at all segments as well as the 2009 restructuring charges. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:
Comparison of Second Quarter of 2009 to the Second Quarter of 2008
Revenues for the second quarter of 2009 decreased 23.0 percent to $213.6 million from $277.2 million in the second quarter of 2008. Income from continuing operations before income taxes was $8.6 million for the second quarter of 2009 compared to $19.1 million in the second quarter of 2008. Income from continuing operations attributable to Viad for the second quarter of 2009 was $5.4 million, or $0.26 per diluted share, compared to $13.1 million, or $0.63 per diluted share, in the second quarter of 2008. These declines were largely the result of recessionary declines in trade show marketing spending and tourism, as well as unfavorable currency translation, which negatively impacted revenues by $13 million.
Net income attributable to Viad for the second quarter of 2009 was $5.4 million, or $0.26 per diluted share, as compared to $12.9 million, or $0.62 per diluted share, for the comparable period in 2008. The 2008 period included a loss from discontinued operations of $210,000, or $0.01 per diluted share, related to certain obligations associated with previously sold operations.
Marketing & Events Group. Revenues for GES were $132.4 million for the second quarter of 2009, down 29.4 percent from $187.6 million in the second quarter of 2008. GES’ segment operating income was $4.8 million in the second quarter of 2009, compared to $14.0 million in the second quarter of 2008. These declines resulted primarily from a significant reduction in trade show marketing spending, as well as negative show rotation and unfavorable currency translation, which negatively impacted GES’ revenues by approximately $12 million and $7 million, respectively. GES’ base same-show revenue declined approximately 27.9 percent in the second quarter of 2009. Management defines base same-show revenue growth as growth in exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 27 percent of GES’ revenue in the second quarter of 2009.
Revenues for Viad’s Experiential Marketing Services segment were $62.9 million in the second quarter of 2009, down 4.3 percent from $65.7 million in the second quarter of 2008. Experiential Marketing Services segment operating income for the second quarter of 2009 was $2.7 million compared to $1.9 million in the second quarter of 2008. The revenue decline was primarily due to unfavorable currency translation, which negatively impacted segment revenues by approximately $4 million, and reduced client spending mostly offset by positive show rotation revenue of approximately $12 million from the International Paris Air Show. The increase in segment operating income on lower revenues was primarily due to strong profit margins on branded entertainment projects, including the company’s new Harry Potter touring exhibition, as well as lower overhead expenses.
Although the Marketing & Events Group has a diversified revenue base, its revenues are affected by general economic and industry-specific conditions. The current recessionary environment is negatively impacting the exhibition and event industry, resulting in lower trade show attendance and exhibitor spending. Additionally, the pricing environment remains challenging. Although GES has long-term contracts for future shows, the prospects for individual shows tend to be driven by the success of the industry related to those shows. For the 2009 full year, management expects GES’ same-show revenues to decline by approximately 25 percent and annual show rotation to negatively impact revenues by approximately $85 million due to the occurrence of several major, non-annual shows during 2008. Management also expects lower revenues from its Experiential Marketing Services segment in 2009 due to reduced exhibitor spending as well as lower sales of holiday-themed events and experiences and retail merchandising units as shopping center clients reduce their spending in response to the recession.
Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $30 million in revenue for the 2009 full year as compared to 2008 (including approximately $21 million and $9 million for GES and Experiential Marketing Services, respectively).
In anticipation of revenue pressures, management began taking actions to reduce overhead costs during early 2008. Through continued efforts in this area, management expects to reduce 2009 full year overhead costs by over $25 million at GES and by approximately $5 million in the Experiential Marketing Services segment as compared to 2008. GES is also in the process of implementing changes to its service delivery processes in order to further increase efficiencies, decrease costs and enhance service levels. Management expects to realize additional cost reductions and revenue synergies as a result of the strategic reorganization announced in July 2009, which included the alignment of GES and the Experiential Marketing Services segment into one business unit, the Marketing & Events Group. Management is focused on leveraging the collective strengths of GES and the Experiential Marketing Services segment to win market share by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as ongoing cost control, productivity enhancements and increased capacity utilization in order to improve profitability in future years.

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
Travel & Recreation Group. Revenues of the Travel & Recreation Group segment were $18.2 million, down 23.6 percent compared to second quarter 2008 revenues of $23.8 million. Segment operating income was $2.3 million for the second quarter of 2009, compared to $5.2 million in the 2008 quarter. As discussed below, results in this segment were impacted by exchange rates during the 2009 second quarter resulting in reductions of approximately $1.9 million and $371,000 in revenues and segment operating income, respectively, as compared to the second quarter of 2008. Results in the 2009 second quarter were also negatively affected by reduced tourism demand.
During 2008, approximately 75 percent of revenue and 82 percent of operating income generated in the Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income from the Travel & Recreation Group segment.
The operating results related to Viad’s Canadian travel and recreation subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.88 and 1.00 for the second quarters of 2009 and 2008, respectively. Accordingly, Viad’s consolidated second quarter results of operations were impacted by the weakening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
Viad’s Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. As a result of the global economic slowdown, management expects results from its Travel & Recreation Group segment to be impacted by tourism declines in 2009. Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $6 million in revenue as compared to 2008.
Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government was to expire in 2010. However, Glacier Park exercised a renewal option for an additional 42-year lease term. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for four one-year periods and now expires on December 31, 2009. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. This value is based on the reconstruction cost of a new unit of like kind, less physical depreciation, but not to exceed fair market value. Glacier Park generated approximately 22 percent of Travel & Recreation Group’s full year 2008 segment operating income.
Corporate Activities. Corporate activities totaled $703,000 in the second quarter of 2009, compared to $2.2 million in the second quarter of 2008. The decrease was primarily due to higher corporate development expenses and incentive compensation expenses in the 2008 quarter.
Interest Income. Interest income totaled $132,000 in the second quarter of 2009, compared to $653,000 in the second quarter of 2008. The decrease was primarily due to lower interest rates on invested cash balances.
Restructuring Charges. Viad recorded a restructuring charge of $286,000 in the second quarter of 2009 attributable to headcount reductions. Additionally, $88,000 was reversed related to the $2.7 million restructuring charge recorded in the first quarter of 2009.
Income Taxes. The effective tax rate in the second quarter of 2009 on income from continuing operations before taxes was 38.4 percent, compared to 32.0 percent in the second quarter of 2008. The higher rate in 2009 relative to 2008 was primarily due to the net favorable resolution of tax matters of $853,000 in the 2008 period.

Comparison of First Six Months of 2009 to the First Six Months of 2008
Revenues for the first six months of 2009 decreased 25.8 percent to $454.5 million from $612.7 million in 2008. Income from continuing operations before income taxes was $10.9 million for the first six months of 2009, down 76.3 percent from $45.9 million for the comparable period in 2008. Income from continuing operations attributable to Viad for the first six months of 2009 was $6.9 million, or $0.34 per diluted share, compared to $29.8 million, or $1.44 per diluted share in the comparable period in 2008. These declines were largely the result of recessionary declines in trade show marketing spending and tourism, as well as negative show rotation and unfavorable currency translation, which negatively impacted revenues by approximately $31 million and $13 million, respectively, as compared to the first six months of 2008.
Net income attributable to Viad for the first six months of 2009 was $6.9 million, or $0.34 per diluted share, as compared to $29.6 million, or $1.43 per diluted share, for the comparable period in 2008. The 2008 period included a loss from discontinued operations of $210,000, or $0.01 per diluted share, related to certain obligations associated with previously sold operations.
Marketing & Events Group. Revenues for GES were $338.1 million for the first six months of 2009, down 28.6 percent from $473.3 million in the first six months of 2008. The decrease was primarily due to negative show rotation revenue of $43 million, a significant reduction in trade show marketing spending, and a $19 million reduction due to unfavorable currency translation as compared to the first six months of 2008. Base same-show revenues declined 22.0 percent in the first six months of 2009. Base same-shows represented approximately 42 percent of GES’ revenue in the first six months of 2009.
GES’ segment operating income was $21.2 million in the first six months of 2009, down 57.4 percent from $49.8 million in the 2008 period. Segment operating margins were 6.3 percent in the first six months of 2009, compared to 10.5 percent in the 2008 period. The decline in segment operating margins was primarily due to the revenue decline, partially offset by overhead cost reductions.
Revenues for Viad’s Experiential Marketing Services segment were $93.4 million in the first six months of 2009, down 14.9 percent from $109.7 million in the comparable period in 2008. Segment operating loss in the first six months of 2009 was $4.6 million, compared to an operating loss of $2.2 million in the 2008 period. The declines were primarily due to unfavorable currency translation, which negatively impacted segment revenues by approximately $6 million, and reduced client spending partially offset by positive show rotation revenue of approximately $12 million from the International Paris Air Show.
Travel & Recreation Group. Revenues of the Travel & Recreation Group segment were $23.1 million in the first six months of 2009, down 22.2 percent from $29.7 million in the comparable period in 2008. Segment operating loss was $111,000 in the first six months of 2009, compared with segment operating income of $2.0 million in the first six months of 2008. As discussed below, results in this segment were impacted by exchange rates during the first six months of 2009, resulting in reductions of approximately $3.1 million and $53,000 in revenues and segment operating income, respectively, as compared to the same period in 2008. Results in the 2009 period were also negatively affected by reduced tourism demand.
The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.88 and 0.99 for the first six months of 2009 and 2008, respectively. Accordingly, Viad’s consolidated results of operations have been unfavorably impacted by the weakening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
Corporate Activities. Corporate activities totaled $2.2 million in the first six months of 2009, compared to $4.7 million in the comparable period in 2008. The decrease was primarily due to lower incentive compensation expenses in the 2009 period.
Interest Income. Interest income totaled $393,000 in the first six months of 2009, compared to $1.8 million in the comparable period in 2008. The decrease was primarily due to lower interest rates on invested cash balances.
Income Taxes. The effective tax rate in the first six months of 2009 on income before taxes was 38.7 percent, compared to 35.5 percent in the comparable period in 2008. The higher rate in 2009 relative to 2008 was primarily due to the net favorable resolution of tax matters of $853,000 in the 2008 period.

Liquidity and Capital Resources:
Cash and cash equivalents were $109.9 million as of June 30, 2009 as compared to $148.0 million as of December 31, 2008, with the decrease primarily due to cash used for operations and capital expenditures. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
Viad’s total debt as of June 30, 2009 was $13.9 million compared to $12.6 million as of December 31, 2008. The debt-to-capital ratio was 0.028 to 1 as of June 30, 2009 compared with 0.026 to 1 as of December 31, 2008. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
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
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of June 30, 2009, Viad had $135.8 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $7.7 million and issued letters of credit of $6.5 million. Financial covenants include a fixed-charge coverage ratio of not less than 1.25 to 1, a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1 and a minimum consolidated net worth requirement. Viad’s consolidated net worth must not be less than $344.6 million plus 50 percent of positive quarterly consolidated net income attributable to Viad earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased ($357.9 million as of June 30, 2009). As of June 30, 2009, the fixed-charge coverage and leverage ratios were 1.62 to 1 and 0.37 to 1, respectively, and Viad’s consolidated net worth was $482.7 million. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2009, Viad was in compliance with all covenants.
As of June 30, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2009 would be $40.4 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Capital expenditures for the first six months of 2009 totaled $14.8 million and primarily related to the purchase of equipment and information systems and related costs at GES and exhibit costs at Becker Group. For the first six months of 2008, capital expenditures totaled $25.5 million and primarily related to the purchase of equipment and information systems and related costs at GES and new buses at Brewster.
On January 4, 2008, Viad completed the acquisition of Becker Group for $24.3 million in cash and incurred $325,000 of direct acquisition costs for a total purchase price of $24.6 million.
Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were repurchased during the first six months of 2009 or 2008. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of June 30, 2009. Additionally, during the first six months of 2009 and 2008, the Company repurchased 68,715 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.
Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Accordingly, Viad has recorded significant accrued liabilities associated with uncertain tax positions. The final resolution or settlement of uncertain tax positions could result in future cash payments. During the first six months of 2009, Viad paid certain foreign income tax reassessments of $4.9 million and received tax refunds of $1.9 million pursuant to a joint settlement agreement with certain Canadian taxing jurisdictions. See “Critical Accounting Policies and Estimates” for further discussion.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2009 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of June 30, 2009, there was a remaining environmental remediation liability of $6.9 million related to previously sold operations of which $1.7 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.2 million under the caption “Other deferred items and liabilities.”
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
As of June 30, 2009, Viad had goodwill of $177.7 million related to the GES operating segment. For goodwill impairment testing purposes, this goodwill is assigned to and tested at the GES component level, based on its discrete geographical operations in the United States, United Kingdom and Canada. As of June 30, 2009, Viad had goodwill of $5.1 million related to the Becker Group operating segment (within the Experiential Marketing Services reportable segment), and goodwill of $35.3 million related to the Brewster operating segment (within the Travel & Recreation Group reportable segment). Both the Becker Group and Brewster operating segments are considered reporting units for goodwill impairment testing purposes.
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

Viad recorded a goodwill impairment loss of $6.5 million in the fourth quarter of 2008 related to the Becker Group reporting unit. During the first six months of 2009, Viad further reduced its expected future revenue and operating income forecasts for 2009 primarily related to the GES operating segment as the Company believes that there will be lower overall customer spending for its goods and services. These reductions were driven by the deterioration of the macroeconomic environment, increased uncertainties in the marketplace and the global economic downturn in general. Accordingly, during the first and second quarters of 2009, Viad performed interim goodwill impairment testing under the income approach described above.
The most critical assumptions and estimates in determining the estimated fair value of its reporting units related to the amounts and timing of expected future cash flows for each reporting unit and the reporting unit cost of capital (discount rate) applied to those cash flows. Furthermore, the assumed reporting unit cost of capital rates (discount rates) were estimated using a build-up method based on the perceived risk associated with the cash flows pertaining to the specific reporting unit. In order to assess the reasonableness of its fair value estimates, the Company performed a reconciliation of the aggregate fair values of its reporting units to Viad’s market capitalization.
Based on the Company’s interim goodwill impairment testing during the first and second quarters of 2009, there was no indicated impairment related to the reporting units for which goodwill had been assigned and tested. However, the Company has experienced a further narrowing of the margin between the estimated fair values of the reporting units and their related net book values under step one of the goodwill impairment test. As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. Due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts, or an increase in reporting unit cost of capital, could trigger additional interim goodwill impairment testing, which may result in additional goodwill impairment charges.
Furthermore, management continues to monitor the market capitalization of the Company as declines in market capitalization could be indicative of possible goodwill impairment. During the first six months of 2009, the Company has experienced declines in its market capitalization which management will continue to evaluate with respect to its assessment of goodwill and other intangible assets.
In addition, as of June 30, 2009, the Company had remaining goodwill of $5.1 million related to the acquisition of Becker Group in 2008, and $26.6 million of goodwill related to the acquisition of Melville Exhibition and Event Services Limited in 2007, which constitutes GES’ United Kingdom reporting unit. Due to the relatively recent timing of these acquisitions, there is a higher level of sensitivity with respect to the estimated fair values of these reporting units relative to their respective book values. Accordingly, changes in the assumptions used to estimate the fair value of these reporting units may result in additional goodwill impairment charges.
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
Viad recorded aggregate other intangible asset impairment losses of $3.7 million during the fourth quarter of 2008. During the first and second quarters of 2009, the Company performed interim impairment testing of other intangible assets not subject to amortization and also completed an impairment evaluation of intangible assets subject to amortization due to the continued deterioration of the macroeconomic environment and other factors discussed above. As a result, there was no indicated impairment of other intangible assets. The assumptions used to complete the evaluation of other intangible assets were consistent with those used in the goodwill impairment testing described above. To the extent that goodwill and another asset of the same reporting unit were tested at the same time, the other asset was tested for impairment before goodwill.
As of June 30, 2009, the Company had aggregate intangible assets not subject to amortization of $8.2 million and aggregate intangible assets subject to amortization of $9.4 million. As noted above, due to the substantial uncertainties in the current economic environment, a further reduction in the Company’s 2009 expected revenue, operating income or cash flow forecasts could trigger interim impairment tests for these intangible assets, which may result in additional impairment charges.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of June 30, 2009 and December 31, 2008, Viad had gross deferred tax assets of $48.9 million and $51.4 million, respectively. As of both June 30, 2009 and December 31, 2008, Viad had a valuation allowance recorded of $162,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of both June 30, 2009 and December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million. In addition, as of June 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $2.3 million and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2009 and 2008, Viad recorded tax-related interest expense of $52,000 and $313,000, respectively. During the six months ended June 30, 2009 and 2008, Viad recorded tax-related interest expense of $116,000 and $605,000, respectively.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2009 and December 31, 2008. In addition, as of June 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $294,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of June 30, 2009, the amount of unrecognized tax benefits for continuing operations of $2.4 million (including federal income tax effects of $1.1 million) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
The Company had been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues had been raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due, and $1.4 million of related interest). Viad paid the reassessments of $4.9 million during the first six months of 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. The Company received these refunds during the first six months of 2009.
The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may significantly decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $3.1 million (excluding federal income tax effects of $1.0 million) of its uncertain tax positions and approximately $1.7 million of related interest and penalties (excluding federal income tax effects of $422,000) could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes, which may impact Viad’s effective tax rate in future periods.

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.4 million as of June 30, 2009. Of this total, $16.4 million related to workers’ compensation liabilities and the remaining $6.0 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $9.8 million as of June 30, 2009, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $4.4 million and $4.2 million for the first six months of June 30, 2009 and 2008, respectively.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $565,000 to its funded pension plans and $773,000 to its unfunded pension plans in 2009, of which the Company has contributed $167,000 and $285,000 as of June 30, 2009, respectively.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $535,000 to the plans in 2009, of which $382,000 has been contributed as of June 30, 2009.
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
Total share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2009 and 2008 was $982,000 and $1.2 million, respectively, and $1.2 million and $3.9 million during the six months ended June 30, 2009 and 2008, respectively. Furthermore, the total tax benefits related to such costs were $359,000 and $436,000 for the three months ended June 30, 2009 and 2008, respectively, and $420,000 and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2009 or 2008.
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

Impact of Recent Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 included the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park) on a retrospective basis for all periods presented. Accordingly, as of June 30, 2009 and December 31, 2008, Viad presented the noncontrolling interest of $6.3 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations reflect a separate presentation of total consolidated net income, net income attributable to Viad Corp and net loss attributable to the noncontrolling interest. During the first six months of June 30, 2009 and 2008, the net loss attributable to the noncontrolling interest was $227,000 and $244,000, respectively.
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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During the six months ended June 30, 2009 and 2008, Viad had certain nonvested restricted stock and nonvested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a retrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.01 and $0.03, respectively, for the six months ended June 30, 2009 and 2008 and $0.01 and $0.02 for the three months ended June 30, 2009 and 2008, respectively. In addition, diluted income per share was reduced by $0.01 for the three months ended June 30, 2009.
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
In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments. This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for interim reporting periods, and also requires disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Viad adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. Viad adopted SFAS No. 165 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140.” The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement applies to Viad as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of SFAS No. 166 is not expected to have a material impact on Viad’s financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments of FASB Interpretation No. 46(R). The emphasis of this statement is to improve financial reporting by enterprises involved with variable interest entities. The statement also addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and the application of certain key provisions of FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first annual reporting period after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of SFAS No. 167 is not expected to have a material impact on Viad’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning in the third fiscal quarter of 2009, all references made to GAAP in the consolidated financial statements will use the new Codification numbering system. The adoption of SFAS No. 168 is not expected to have a material impact on Viad’s financial position or results of operations.
Forward-Looking Statements:
As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2008 Annual Report.
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
Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $16.7 million and $6.2 million as of June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, unrealized foreign currency translation gains of $15.5 million and $10.4 million were recorded in other comprehensive income, respectively.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian operations were translated into U.S. dollars at weighted-average exchange rates of 0.88 and 1.00 for the second quarters of 2009 and 2008, respectively. As the Canadian operations generated aggregate operating income in the second quarter of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $532,000 from the weakening of the Canadian dollar relative to the U.S. dollar. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the six months ended June 30, 2009 and 2008 were 0.88 and 0.99, respectively. As the Canadian operations generated aggregate operating income in the first six months of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $428,000 from the weakening of the Canadian dollar relative to the U.S. dollar. The operating results related to its United Kingdom operations were translated into U.S. dollars at weighted-average exchange rates of 1.44 and 1.99 for the second quarters of 2009 and 2008, respectively. As the United Kingdom operations generated aggregate operating income in the second quarter of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $1.4 million from the weakening of the British pound relative to the U.S. dollar. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the six months ended June 30, 2009 and 2008 were 1.52 and 1.99, respectively. As the United Kingdom operations generated aggregate operating income in the first six months of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $2.6 million from the weakening of the British pound relative to the U.S. dollar.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of June 30, 2009, Viad had variable rate debt outstanding of $7.7 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of June 30, 2009, Viad had fuel contracts outstanding to purchase 245,000 gallons of diesel fuel at approximately $2.51 per gallon (plus applicable taxes), expiring October 2009.
Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2009, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” of Part 1 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the updated risk factors discussed in “Item 1A. Risk Factors” of Part II of Viad’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect the Company’s business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is a table showing the total number of shares of Viad common stock repurchased during the second quarter of 2009 by Viad from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased (#)	Per Share ($)	Programs	Programs (1)
April 2009	10,276	16.41		160,681
May 2009	424	15.39		160,681
June 2009	706	16.62		160,681

Total	11,406	16.38	—	160,681

(1)
Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were purchased during the second quarter of 2009. Shares repurchased to date under these programs totaled 2,839,319. The authorizations of the Board of Directors do not have expiration dates.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of stockholders of Viad Corp was held on May 19, 2009.

(b)
Not applicable — (i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:
1.	The election of Directors as follows:

	Affirmative	Vote
	Vote	Against	Abstentions
Daniel Boggan Jr.	18,196,894	153,416	24,312
Richard H. Dozer	18,192,841	157,418	24,363
Robert E. Munzenrider	18,192,779	156,515	25,328
2.	The ratification of the appointment of Deloitte & Touche LLP as Viad’s independent registered public accounting firm for fiscal year 2009:

Affirmative Vote	18,319,629
Against	38,881
Abstentions	16,112

Item 5. Other Information.
As previously announced, effective September 30, 2009, the employment of Kevin M. Rabbitt, President of GES Exposition Services, Inc., a subsidiary of the Company, will terminate, and thereafter Mr. Rabbitt will be retained to serve in an advisory capacity to the Company. On August 4, 2009, Mr. Rabbitt entered into a consulting agreement with the Company (“Consulting Agreement”). Mr. Rabbitt will provide consultation to the Company for three months commencing on October 1, 2009 and ending on December 31, 2009. His consulting fee will be $12,500 per month. The Consulting Agreement supersedes any and all prior agreements concerning the consulting arrangement, whether verbal or written. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.B to this report and is incorporated by reference herein.
Item 6. Exhibits.

Exhibit No. 10.A	Copy of Suzanne Pearl Separation Agreement and Release, dated July 23, 2009.*+

Exhibit No. 10.B	Copy of Kevin M. Rabbitt Consulting Agreement, dated August 4, 2009.*+

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

August 7, 2009 (Date)	By:	/s/ G. Michael Latta G. Michael Latta Vice President — Controller (Chief Accounting Officer and Authorized Officer)