Form 10-Q
period 2009-09-30
VIAD CORP
filed 2009-11-06
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 31, 2009, 20,550,691 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$128,543	$148,040
Accounts receivable, net of allowance for doubtful accounts of $2,560 and $2,556, respectively	54,731	53,541
Inventories	44,113	52,311
Deferred income taxes	16,809	19,695
Other current assets	24,555	14,453

Total current assets	268,751	288,040
Property and equipment, net	173,495	165,415
Other investments and assets	28,552	26,560
Deferred income taxes	24,799	18,996
Goodwill	123,767	212,461
Other intangible assets, net	5,608	17,932

Total Assets	$624,972	$729,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,745	$57,702
Other current liabilities	87,795	109,059
Current portion of long-term debt and capital lease obligations	4,132	2,556

Total current liabilities	141,672	169,317
Long-term debt and capital lease obligations	9,504	10,087
Pension and postretirement benefits	25,473	25,121
Other deferred items and liabilities	48,750	57,790

Total liabilities	225,399	262,315

Commitments and contingencies (Note 16)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	605,523	623,781
Retained earnings (deficit)	(1,112)	91,558
Unearned employee benefits and other	(6,918)	(7,881)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investments	145	(62)
Cumulative foreign currency translation adjustments	28,228	6,233
Unrecognized net actuarial loss and prior service credit	(4,042)	(3,673)
Common stock in treasury, at cost, 4,380,438 and 4,655,956 shares, respectively	(266,827)	(286,803)

Total Viad Corp stockholders’ equity	392,399	460,555
Noncontrolling interest	7,174	6,534

Total stockholders’ equity	399,573	467,089

Total Liabilities and Stockholders’ Equity	$624,972	$729,404

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues:
Convention and event services	$104,895	$205,057	$456,512	$661,629
Exhibits and environments	29,761	46,791	109,565	173,196
Travel and recreation services	46,469	50,514	69,562	80,194

Total revenues	181,125	302,362	635,639	915,019

Costs and expenses:
Costs of services	147,035	227,136	498,302	663,228
Costs of products sold	36,780	49,164	123,552	176,070
Corporate activities	2,024	2,659	4,230	7,312
Interest income	(102)	(809)	(495)	(2,562)
Interest expense	378	430	1,223	1,308
Restructuring charges (recoveries)	3,867	(124)	6,797	(124)
Goodwill impairment losses	98,304	—	98,304	—
Intangible asset impairment losses	11,352	—	11,352	—
Other impairment losses	1,700	—	1,700	—

Total costs and expenses	301,338	278,456	744,965	845,232

Income (loss) from continuing operations before income taxes	(120,213)	23,906	(109,326)	69,787
Income tax expense (benefit)	(23,947)	6,235	(19,735)	22,532

Income (loss) from continuing operations	(96,266)	17,671	(89,591)	47,255
Loss from discontinued operations	—	—	—	(210)

Net income (loss)	(96,266)	17,671	(89,591)	47,045
Net income attributable to noncontrolling interest	(867)	(913)	(640)	(669)

Net income (loss) attributable to Viad	$(97,133)	$16,758	$(90,231)	$46,376

Diluted income (loss) per common share
Income (loss) from continuing operations attributable to Viad common stockholders	$(4.86)	$0.81	$(4.52)	$2.25
Loss from discontinued operations attributable to Viad common stockholders	—	—	—	(0.01)

Net income (loss) attributable to Viad common stockholders	$(4.86)	$0.81	$(4.52)	$2.24

Weighted-average outstanding and potentially dilutive common shares	19,981	20,650	19,950	20,662

Basic income (loss) per common share
Income (loss) from continuing operations attributable to Viad common stockholders	$(4.86)	$0.81	$(4.52)	$2.25
Loss from discontinued operations attributable to Viad common stockholders	—	—	—	(0.01)

Net income (loss) attributable to Viad common stockholders	$(4.86)	$0.81	$(4.52)	$2.24

Weighted-average outstanding common shares	19,981	20,294	19,950	20,253

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$(97,133)	$16,758	$(90,231)	$46,586
Loss from discontinued operations	—	—	—	(210)

Net income (loss)	$(97,133)	$16,758	$(90,231)	$46,376

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$(96,266)	$17,671	$(89,591)	$47,045

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	146	(153)	207	(297)
Unrealized foreign currency translation adjustments	11,571	(11,639)	21,995	(14,581)
Pension and postretirement benefit plans:
Amortization of net actuarial loss, net of tax	106	21	201	164
Amortization of prior service credit, net of tax	(190)	(270)	(570)	(681)

Total other comprehensive income (loss)	11,633	(12,041)	21,833	(15,395)

Comprehensive income (loss)	(84,633)	5,630	(67,758)	31,650
Comprehensive income attributable to noncontrolling interest	(867)	(913)	(640)	(669)

Comprehensive income (loss) attributable to Viad	$(85,500)	$4,717	$(68,398)	$30,981

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(89,591)	$47,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,380	21,388
Deferred income taxes	(6,353)	7,562
Loss from discontinued operations	—	210
Restructuring charges (recoveries)	6,797	(124)
Impairment charges	111,356	—
Gains on dispositions of property and other assets	(22)	(88)
Share-based compensation expense	2,239	6,654
Tax benefit from share-based compensation arrangements	—	562
Excess tax benefit from share-based compensation arrangements	—	(361)
Other non-cash items, net	4,023	3,449
Change in operating assets and liabilities:
Receivables	(2,706)	(24,781)
Inventories	8,198	1,819
Accounts payable	(6,123)	11,506
Restructuring liabilities	(5,537)	(1,646)
Accrued compensation	(16,086)	(4,753)
Customer deposits	(4,297)	(4,453)
Income taxes payable	(10,281)	2,512
Other assets and liabilities, net	(11,354)	(14,236)

Net cash provided by operating activities	1,643	52,265

Cash flows from investing activities:
Capital expenditures	(18,727)	(32,049)
Acquisition of business, net of cash acquired	—	(23,334)
Proceeds from sale of short-term investments	—	3,980
Proceeds from dispositions of property and other assets	43	532

Net cash used in investing activities	(18,684)	(50,871)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(2,493)	(2,108)
Dividends paid on common stock	(2,470)	(2,491)
Common stock purchased for treasury	(1,167)	(11,695)
Excess tax benefit from share-based compensation arrangements	—	361
Proceeds from exercise of stock options	—	3,700

Net cash used in financing activities	(6,130)	(12,233)

Effect of exchange rate changes on cash and cash equivalents	3,674	(1,347)

Net decrease in cash and cash equivalents	(19,497)	(12,186)
Cash and cash equivalents, beginning of year	148,040	165,069

Cash and cash equivalents, end of period	$128,543	$152,883

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$8,642	$15,692

Interest	$673	$903

Equipment acquired under capital leases	$3,253	$633

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
     The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included (refer to Note 3 for a discussion of impairment losses). Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Viad has performed an evaluation of subsequent events through November 5, 2009, and the financial statements were issued on November 6, 2009.
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
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2009 and 2008 was $1.0 million and $2.8 million, respectively, and $2.2 million and $6.7 million during the nine months ended September 30, 2009 and 2008, respectively. The total tax benefits related to such costs were $381,000 and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $788,000 and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. No share-based compensation costs were capitalized during the nine months ended September 30, 2009 or 2008.
     Restricted stock and performance-based restricted stock (“PBRS”) awards were granted during the nine months ended September 30, 2009 and 2008. Restricted stock awards vest between three and five years from the date of grant and share-based compensation expense for all awards granted prior to 2009 is recognized using the straight-line method over the requisite service period. Shares of restricted stock granted in 2009 with a five year vesting period are subject to a graded vesting schedule whereby 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates. Share-based compensation expense of these awards is recognized based on an accelerated multiple-award approach over the requisite service period, which is approximately five years. All other restricted stock awards granted in 2009 are recognized using the straight-line method over the requisite service period, which is approximately three years.

     PBRS awards vest based on the extent to which certain incentive performance targets established in the year of grant are achieved. PBRS is subject to a graded vesting schedule whereby one third of the earned shares vest after the first year and the remaining earned shares vest in one-third increments each year over the next two years on the first business day in January.
     Share-based compensation expense of restricted stock and PBRS for the three months ended September 30, 2009 and 2008 was $921,000 and $1.2 million, respectively, and $2.9 million and $3.7 million during the nine months ended September 30, 2009 and 2008. Viad expects to recognize the unamortized cost of all outstanding restricted stock and PBRS awards in the consolidated financial statements over weighted-average periods of approximately 2.2 years and less than one year, respectively. During the nine months ended September 30, 2009 and 2008, the Company repurchased 68,988 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.
     The following table summarizes restricted stock and PBRS activity during the nine months ended September 30, 2009:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2009	358,285	$34.25	94,828	$34.56
Granted	228,633	15.44	162,600	15.36
Vested	(176,962)	31.05	(46,701)	34.21
Forfeited	(12,346)	27.81	(35,800)	15.87

Balance at September 30, 2009	397,610	25.05	174,927	20.63

     In addition to the awards in the table above, during the nine months ended September 30, 2009, Viad granted 13,700 restricted stock units and 13,900 PBRS units to key employees at certain of the Company’s Canadian operations. These awards will be settled in cash based on the market price of Viad’s common stock. The aggregate liability is recorded at estimated fair value and is remeasured on each balance sheet date until the time of cash settlement. As of September 30, 2009, Viad had a liability recorded of $65,000 related to these awards.
     During the nine months ended September 30, 2008, Viad granted awards totaling 101,940 units to key employees under the performance unit incentive plan (“PUP”) pursuant to the 2007 Plan. PUP awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. As of September 30, 2009 and December 31, 2008, Viad had liabilities recorded of $44,000 and $2.9 million related to the PUP awards, respectively. Share-based compensation expense attributable to PUP awards (recognized ratably over the requisite service period of approximately three years) for the nine months ended September 30, 2009 and 2008 was a credit of $1.1 million and expense of $2.1 million, respectively. The PUP awards for the 2006-2008 and 2005-2007 periods vested December 31, 2008 and 2007, respectively, and payouts of $1.8 million and $6.7 million were distributed in March 2009 and 2008, respectively. No PUP awards vested during the nine months ended September 30, 2009 or 2008 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods. Viad did not grant any PUP awards during the nine months ended September 30, 2009.
     The following table summarizes stock option activity during the nine months ended September 30, 2009:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2009	606,660	$25.86	459,612
Forfeited	(48,811)	27.72

Options outstanding at September 30, 2009	557,849	25.70	476,089

     The following table summarizes information concerning stock options outstanding and exercisable as of September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $20.77	74,795	3.1 years	$19.58	74,795	$19.58
$22.29 to $24.05	100,677	1.2 years	23.88	100,677	23.88
$24.22 to $26.07	161,582	2.2 years	25.13	151,582	25.14
$26.31 to $26.49	147,970	2.3 years	26.34	120,260	26.35
$30.82 to $38.44	72,825	4.4 years	34.48	28,775	34.13

$18.40 to $38.44	557,849	2.5 years	25.70	476,089	24.85

     In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of September 30, 2009, there were 43,992 of such options outstanding and exercisable, both with exercise prices ranging from $17.74 to $26.31. The weighted-average remaining contractual life of these options outstanding was approximately 1.6 years. During the nine months ended September 30, 2009, there were no options exercised by MoneyGram employees.
     The aggregate intrinsic value related to stock options outstanding as of September 30, 2009 was $25,000. The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2008 was $1.2 million. During the nine months ended September 30, 2008, Viad received cash proceeds from the exercise of stock options of $3.7 million. Share-based compensation expense related to stock option awards was $92,000 and $284,000 for the three months ended September 30, 2009 and 2008, respectively, and $404,000 and $830,000 for the nine months ended September 30, 2009 and 2008, respectively. No stock options were exercised during the nine months ended September 30, 2009. The fair value of stock options that vested during the nine months ended September 30, 2009 and 2008 was $622,000 and $597,000. The tax benefit realized for the tax deductions related to the exercise of stock options and vesting of share-based awards for the nine months ended September 30, 2008 was $562,000.
Note 3. Impairment Losses
     During the third quarter of 2009, Viad revised downward its forecast for future revenues and earnings in its Marketing & Events Group based on continued declines in trade show marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company has projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed a preliminary interim impairment evaluation of goodwill, other intangible assets, and certain other long-lived assets.
     As a result of the preliminary evaluation, Viad recorded aggregate goodwill impairment losses of $98.3 million related to its Marketing & Events Group, which was included in the consolidated statements of operations under the caption, “Goodwill impairment losses.” The aggregate goodwill impairment losses consisted of $93.2 million at the GES reporting segment (including Melville), and $5.1 million at Becker Group, which is included in the Experiential Marketing Services reporting segment. In addition, the Company recorded aggregate other intangible asset impairment losses of $11.4 million, which were included in the consolidated statements of operations under the caption, “Intangible asset impairment losses.” Of the total amount, $8.9 million related to a trade name, customer relationships, design libraries and proprietary technology intangible assets at Becker Group, and $2.5 million related to a trade name at Melville. Viad also recorded impairment losses of $1.7 million related to touring exhibit assets at Becker Group, which was included in the consolidated statements of operations under the caption, “Other impairments losses.” The impairment losses discussed above were based on the Company’s preliminary impairment evaluation. Management intends to finalize the impairment evaluation during the fourth quarter of 2009, which could result in adjustments to the amounts initially recorded.
     Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The Company also uses an income approach to measure the estimated fair values of the intangible assets and long-lived assets for which the above impairment losses were recognized. The estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to different results. As of

September 30, 2009, Viad had remaining goodwill of $123.8 million and other intangible assets of $5.6 million recorded in its consolidated balance sheets. Due to the substantial uncertainties in the current economic environment, further reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional impairment testing, which may result in additional impairment losses.
Note 4. Acquisition of Business
     On January 4, 2008, Viad completed the acquisition of Becker Group. In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. Viad’s consolidated financial statements include the results of operations of Becker Group from the date of acquisition. The Company initially recorded $11.6 million of goodwill in connection with the transaction, which was included in the Experiential Marketing Services reporting segment. Due to reduced revenue, operating income and cash flow forecasts, Viad recorded a goodwill impairment loss of $6.5 million during the three months ended December 31, 2008 and wrote off the remaining goodwill balance of $5.1 million during the three months ended September 30, 2009. The amounts initially assigned to other intangible assets included $3.7 million of non-amortizable trademarks and trade names and $11.3 million of intangible assets subject to amortization. During the three months ended December 31, 2008, Viad recorded other intangible asset impairment losses of $1.1 million and recorded additional impairment losses of $8.9 million during the three months ended September 30, 2009 related to Becker Group. In 2008, Viad recorded a long-lived asset impairment loss of $1.0 million and recorded additional long-lived asset impairment losses of $1.7 million during the three months ended September 30, 2009.
Note 5. Inventories
     The components of inventories were as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Raw materials	$24,126	$30,683
Work in process	19,987	21,628

Inventories	$44,113	$52,311

     During the three months ended September 30, 2009, Viad recorded an excess inventory write-down of $1.8 million related to the Marketing & Events Group, which was included under the caption “Costs of services” in the consolidated statements of operations.
Note 6. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Land	$25,976	$23,623
Buildings and leasehold improvements	94,154	88,999
Equipment and other	287,975	267,175

	408,105	379,797
Accumulated depreciation	(234,610)	(214,382)

Property and equipment, net	$173,495	$165,415

     Depreciation expense for the three months ended September 30, 2009 and 2008 was $7.3 million and $6.8 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $19.9 million and $19.0 million, respectively.
     As discussed in Note 3 above, Viad recorded impairment losses of $1.7 million related to touring exhibit assets at Becker Group during the three months ended September 30, 2009.

Note 7. Goodwill and Other Intangible Assets
     As discussed in Note 3 above, during the third quarter of 2009, Viad performed a preliminary interim impairment evaluation of goodwill and other intangible assets. In connection with this testing and as a result of the continued impact of the recession on its Marketing & Events Group, Viad recorded impairment losses of $98.3 million and $11.4 million related to goodwill and other intangible assets, respectively, at GES (including Melville) and Becker Group. The impairment losses discussed above were based on the Company’s preliminary impairment evaluation. Management intends to finalize the impairment evaluation during the fourth quarter of 2009, which could result in adjustments to the amounts initially recorded.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

		Experiential	Travel and
	GES	Marketing	Recreation	Total
	(in thousands)
Balance at January 1, 2009	$174,018	$5,063	$33,380	$212,461
Goodwill impairment losses	(93,241)	(5,063)	—	(98,304)
Foreign currency translation adjustments	4,067	—	5,543	9,610

Balance at September 30, 2009	$84,844	$—	$38,923	$123,767

     A summary of other intangible assets as of September 30, 2009 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,494	$(343)	$2,151
Proprietary technology	523	(298)	225
Design libraries	175	—	175
Non-compete agreements	1,922	(1,809)	113
Other	495	(57)	438

	5,609	(2,507)	3,102

Unamortized intangible assets:
Trademarks and trade names	2,476	—	2,476
Other	30	—	30

	2,506	—	2,506

Total	$8,115	$(2,507)	$5,608

     A summary of other intangible assets as of December 31, 2008 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$8,634	$(901)	$7,733
Design libraries	2,020	(226)	1,794
Non-compete agreements	1,933	(1,634)	299
Proprietary technology	735	(293)	442
Other	79	(35)	44

	13,401	(3,089)	10,312

Unamortized intangible assets:
Trademarks and trade names	7,590	—	7,590
Other	30	—	30

	7,620	—	7,620

Total	$21,021	$(3,089)	$17,932

     Intangible asset amortization expense for the three months ended September 30, 2009 and 2008 was $542,000 and $772,000, respectively, and $1.5 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2009	$293
2010	$1,132
2011	$844
2012	$349
2013 and thereafter	$484
Note 8. Accrued Liabilities and Other
     Other current liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Continuing operations:
Customer deposits	$38,714	$43,011
Accrued compensation	13,270	29,048
Self-insured liability accrual	9,072	8,258
Accrued restructuring	4,085	2,337
Accrued sales and use taxes	2,155	3,473
Accrued dividends	849	840
Accrued income taxes	250	5,199
Other	16,454	13,427

	84,849	105,593

Discontinued operations:
Environmental remediation liabilities	1,750	2,208
Self-insured liability accrual	712	461
Other	484	797

	2,946	3,466

Total other current liabilities	$87,795	$109,059

     Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Continuing operations:
Self-insured liability accrual	$13,224	$14,387
Accrued compensation	4,886	5,194
Foreign deferred tax liability	3,704	3,340
Accrued restructuring	2,835	4,207
Deferred gain on sale of property	887	1,612
Accrued income taxes	511	5,462
Other	5,493	5,296

	31,540	39,498

Discontinued operations:
Self-insured liability accrual	8,889	9,435
Environmental remediation liabilities	5,074	5,516
Accrued income taxes	939	909
Other	2,308	2,432

	17,210	18,292

Total other deferred items and liabilities	$48,750	$57,790

Note 9. Debt
     As of September 30, 2009, Viad’s total debt of $13.6 million consisted of $6.2 million of capital lease obligations and a $7.4 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $150 million revolving line of credit, which may be increased up to an additional $75 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $75 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of September 30, 2009, Viad had $135.4 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $7.4 million and outstanding letters of credit of $7.2 million. Financial covenants include a fixed-charge coverage ratio of not less than 1.25 to 1, a leverage ratio of not greater than 2.75 to 1 and a minimum consolidated net worth requirement. Viad’s consolidated net worth must not be less than $344.6 million plus 50 percent of positive quarterly net income attributable to Viad earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased ($357.9 million as of September 30, 2009). As of September 30, 2009, the fixed-charge coverage and leverage ratios were 1.44 to 1 and 0.62 to 1, respectively, and Viad’s consolidated net worth was $399.6 million. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. As of September 30, 2009, Viad was in compliance with all covenants. Viad is in negotiations with its lenders to amend the Credit Facility, including the amendment of financial and other covenants to ensure that Viad continues to meet its obligations under the Credit Facility given the current economic environment, as well as a reduction of facility levels. Given the current credit market conditions and Viad’s business outlook, the lenders will be extending less favorable terms. Although the amended Credit Facility will provide greater limitations on the use of Viad’s capital and borrowings under the Credit Facility, such limitations are not expected to have a significant impact on the operations or business of Viad.
     The estimated fair value of total debt was $13.6 million and $12.6 million as of September 30, 2009 and December 31, 2008, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 10. Stockholders’ Equity
     The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2009:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)
Balance at January 1, 2009	$460,555	$6,534	$467,089
Net income (loss)	(90,231)	640	(89,591)
Dividends on common stock	(2,470)	—	(2,470)
Common stock purchased for treasury	(1,167)	—	(1,167)
Employee benefit plans	2,837	—	2,837
Unrealized foreign currency translation adjustment	21,995	—	21,995
Unrealized gain on investments	207	—	207
Amortization of prior service cost and net actuarial loss	(369)	—	(369)
ESOP allocation adjustment	1,000	—	1,000
Other	42	—	42

Balance at September 30, 2009	$392,399	$7,174	$399,573

     The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2008:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)
Balance at January 1, 2008	$469,845	$5,984	$475,829
Net income	46,376	669	47,045
Dividends on common stock	(2,491)	—	(2,491)
Common stock purchased for treasury	(11,695)	—	(11,695)
Employee benefit plans	8,798	—	8,798
Unrealized foreign currency translation adjustment	(14,581)	—	(14,581)
Unrealized loss on investments	(297)	—	(297)
Amortization of prior service cost and net actuarial loss	(517)	—	(517)
ESOP allocation adjustment	750	—	750
Other	37	—	37

Balance at September 30, 2008	$496,225	$6,653	$502,878

Note 11. Fair Value Measurements
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

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobserved
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$38,381	$38,381	$—	$—
Other mutual funds	1,870	1,870	—	—

Total	$40,251	$40,251	$—	$—

     As of September 30, 2009 and December 31, 2008, Viad had investments in money market mutual funds of $38.4 million and $82.3 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
     As of September 30, 2009 and December 31, 2008, Viad had investments in other mutual funds of $1.9 million and $1.7 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of September 30, 2009 and December 31, 2008, there were unrealized gains on the investments of $237,000 ($145,000 after-tax) and unrealized losses of $101,000 ($62,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
     The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

Note 12. Income Per Share
     A reconciliation of the numerators and denominators of diluted and basic per share computations for net income attributable to Viad is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$(97,133)	$16,758	$(90,231)	$46,376
Less: Allocation to nonvested shares	—	(367)	—	(1,014)

Net income (loss) allocated to Viad common stockholders	$(97,133)	$16,391	$(90,231)	$45,362

Denominator:
Weighted-average outstanding common shares	19,981	20,294	19,950	20,253

Net income (loss) attributable to Viad common stockholders	$(4.86)	$0.81	$(4.52)	$2.24

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$(97,133)	$16,758	$(90,231)	$46,376

Denominator:
Weighted-average outstanding shares	19,981	20,294	19,950	20,253
Additional dilutive shares related to share-based compensation	—	356	—	409

Weighted-average outstanding and potentially dilutive shares	19,981	20,650	19,950	20,662

Net income (loss) attributable to Viad common stockholders(1)	$(4.86)	$0.81	$(4.52)	$2.24

(1)	Diluted income per share amount cannot exceed basic income per share.
     All outstanding options to purchase shares of common stock during the nine months ended September 30, 2009 were not included in the computation of diluted income per share because the effect would be anti-dilutive. Additionally, options to purchase 269,000 shares of common stock for the nine months ended September 30, 2009 that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to net losses reported in the period, thereby making such shares anti-dilutive. Options to purchase 43,000 shares of common stock were outstanding during the nine months ended September 30, 2008 but were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 13. Income Taxes
     The following represents a reconciliation of income tax expense (benefit) and the amount that would be computed using the statutory federal income tax rates for the nine months ended September 30:

	2009		2008
	(in thousands)
Computed income tax expense (benefit) at statutory federal income tax rate of 35%	$(38,264)	35.0%	$24,425	35.0%
State income tax expense (benefit), net of federal benefit or provision	(5,473)	5.0%	2,044	2.9%
Tax resolutions, net	(3,297)	3.1%	(3,177)	(4.5%)
Nondeductible goodwill impairment	26,831	(24.5%)	—	0.0%
Other, net	468	(0.4%)	(760)	(1.1%)

Income tax expense (benefit)	$(19,735)	18.1%	$22,532	32.3%

     Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

     Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2009 and December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $246,000 and $3.5 million, respectively. In addition, as of September 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $516,000 and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended September 30, 2009 and 2008, Viad recorded tax-related interest expense of $9,000 and $117,000, respectively. During the nine months ended September 30, 2009 and 2008, Viad recorded tax-related interest expense of $125,000 and $722,000, respectively.
     During the nine months ended September 30, 2009 and 2008, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $3.3 million and $3.2 million, respectively. These favorable tax resolutions represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.
     Viad also had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2009 and December 31, 2008. In addition, as of September 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $303,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties) for the nine months ended September 30, 2009:

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)
Balance at January 1, 2009	$3,487	$636	$4,123
Reductions for tax positions taken in prior years	(2,702)	—	(2,702)
Reductions for tax settlements	(174)	—	(174)
Reductions for lapse of applicable statutes	(365)	—	(365)

Balance at September 30, 2009	$246	$636	$882

     As of September 30, 2009, the amount of unrecognized tax benefits for continuing operations of $160,000 (including federal income tax effects of $86,000) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company had been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues had been raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due and $1.4 million of related interest). Viad paid the reassessments of $4.9 million during the nine months ended September 30, 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. The Company received these refunds during the nine months ended September 30, 2009.
     The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $246,000 (excluding federal income tax effects of $86,000) of its uncertain tax positions and approximately $122,000 of related interest and penalties (excluding federal income tax effects of $30,000) could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes, which may impact Viad’s effective tax rate in future periods.
     Viad’s 2006 through 2008 U.S. federal tax years and various state tax years from 2004 through 2008 remain subject to income tax examinations by tax authorities. In addition, tax years from 2005 through 2008 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
     Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of September 30, 2009 and December 31, 2008, liabilities associated with uncertain tax positions (including interest and penalties) of $1.4 million and $6.4 million, respectively, were classified as non-current liabilities.
Note 14. Pension and Postretirement Benefits
     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2009	2008	2009	2008	2009	2008
	(in thousands)
Service cost	$50	$55	$19	$16	$65	$93
Interest cost	327	353	301	269	198	166
Expected return on plan assets	(149)	(245)	(50)	(99)	(136)	(180)
Amortization of prior service cost (credit)	11	21	(323)	(461)	—	—
Recognized net actuarial loss	96	110	120	4	—	—

Net periodic benefit cost (credit)	$335	$294	$67	$(271)	$127	$79

     The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the nine months ended September 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2009	2008	2009	2008	2009	2008
	(in thousands)
Service cost	$138	$155	$51	$48	$123	$285
Interest cost	975	963	843	769	392	511
Expected return on plan assets	(471)	(633)	(154)	(263)	(258)	(553)
Amortization of prior service cost (credit)	33	57	(969)	(1,171)	—	—
Recognized net actuarial loss	276	292	270	142	—	—

Net periodic benefit cost (credit)	$951	$834	$41	$(475)	$257	$243

     Viad expects to contribute $521,000 to its funded pension plans, $793,000 to its unfunded pension plans and $535,000 to its postretirement benefit plans in 2009. As of September 30, 2009, Viad had contributed $413,000 to its funded pension plans, $593,000 to its unfunded pension plans and $385,000 to its postretirement benefit plans.

Note 15. Restructuring Charges and Recoveries
     During the nine months ended September 30, 2009, Viad recorded aggregate restructuring charges of $8.1 million (including $5.2 million during the three months ended September 30, 2009). These charges related to a strategic reorganization primarily consisting of the consolidation of several facilities and other reorganization activities, the rationalization of certain positions in connection with the integration of Becker Group and Exhibitgroup/Giltspur and the consolidation of certain leased office space. Previously, Viad has at times incurred charges attributable to headcount reductions and facility consolidations, and has recorded adjustments to restructuring liabilities in certain circumstances. As such, during the nine months ended September 30, 2009 and 2008, Viad reversed $1.3 million and $124,000 of restructuring reserves, respectively, primarily due to a revision in estimated sublease income associated with certain leased facilities. As of September 30, 2009, the remaining liability primarily relates to future lease payment obligations to be made over the remaining lease terms. The changes in the restructuring liability balances for the nine months ended September 30, 2009 are as follows:

	2009	Other
	Restructurings	Restructurings	Total
	(in thousands)
Balance at January 1, 2009	$—	$6,544	$6,544
Restructuring charges (recoveries)	7,962	(1,165)	6,797
Cash payments	(3,844)	(1,693)	(5,537)
Adjustment to liability	(651)	(233)	(884)

Balance at September 30, 2009	$3,467	$3,453	$6,920

Note 16. Litigation, Claims and Other Contingencies
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2009, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2009, there was a remaining environmental remediation liability of $6.8 million related to previously sold operations of which $1.7 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.1 million under the caption “Other deferred items and liabilities.”
     As of September 30, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2009 would be $38.7 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government was to expire in 2010. However, Glacier Park exercised a renewal option for an additional 42-year lease term. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which is generally based on the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park generated approximately 22 percent of Travel & Recreation Group’s full year 2008 segment operating income.
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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Marketing & Events Group:
GES	$106,612	$203,278	$444,672	$676,598
Experiential Marketing Services	28,044	48,570	121,405	158,227
Travel & Recreation Group	46,469	50,514	69,562	80,194

	$181,125	$302,362	$635,639	$915,019

Segment operating income (loss):
Marketing & Events Group:
GES	$(14,382)	$7,941	$6,828	$57,745
Experiential Marketing Services	(7,856)	(3,594)	(12,480)	(5,770)
Travel & Recreation Group	19,548	21,715	19,437	23,746

	(2,690)	26,062	13,785	75,721
Corporate activities	(2,024)	(2,659)	(4,230)	(7,312)

	(4,714)	23,403	9,555	68,409
Interest income	102	809	495	2,562
Interest expense	(378)	(430)	(1,223)	(1,308)
Restructuring recoveries (charges):
GES	(3,151)	82	(3,437)	82
Experiential Marketing Services	58	—	(2,586)	—
Corporate	(774)	42	(774)	42
Impairment losses:
GES	(95,718)	—	(95,718)	—
Experiential Marketing Services	(15,638)	—	(15,638)	—

Income (loss) from continuing operations before income taxes	$(120,213)	$23,906	$(109,326)	$69,787

	September 30,	December 31,
	2009	2008
	(in thousands)
Assets:
Marketing & Events Group
GES	$263,824	$340,849
Experiential Marketing Services	84,886	102,361
Travel & Recreation Group	149,473	120,198
Corporate and other	126,789	165,996

	$624,972	$729,404

Note 18. Impact of Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). The Codification is effective for interim and annual reporting periods ending after September 15, 2009. Viad adopted SFAS No. 168 (codified in ASC Topic 105) on July 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157 (codified in ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 included the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (codified in ASC Topic 805). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. Viad adopted SFAS No. 141(R) on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified in ASC Topic 810). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park) on a retrospective basis for all periods presented. Accordingly, as of September 30, 2009 and December 31, 2008, Viad presented the noncontrolling interest of $7.2 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations reflect a separate presentation of total consolidated net income (loss), net income (loss) attributable to Viad and net income attributable to the noncontrolling interest. During the nine months ended September 30, 2009 and 2008, the net income attributable to the noncontrolling interest was $640,000 and $669,000, respectively.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (codified in ASC Topic 815). SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities.” Viad adopted SFAS No. 161 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (codified in ASC Topic 350). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Viad adopted FSP FAS 142-3 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During the nine months ended September 30, 2009 and 2008, Viad had certain nonvested restricted stock and nonvested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a retrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.05 for the nine months ended September 30, 2008 and $0.02 for the three months ended September 30, 2008.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 132(R)-1 in the Company’s annual 2009 disclosures. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on Viad’s financial position or results of operations.
     In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments (codified in ASC Topic 825). This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for interim reporting periods, and also require disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Viad adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (codified in ASC Topic 855). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. Viad adopted SFAS No. 165 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140” (codified in ASC Topic 860). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement applies to Viad as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of SFAS No. 166 is not expected to have a material impact on Viad’s financial position or results of operations.

     In June 2009, the FASB issued SFAS No. 167, “Amendments of FASB Interpretation No. 46(R)” (codified in ASC Topic 810). The emphasis of this statement is to improve financial reporting by enterprises involved with variable interest entities. The statement also addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and the application of certain key provisions of FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first annual reporting period after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of SFAS No. 167 is not expected to have a material impact on Viad’s financial position or results of operations.
     In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU 2009-05 is not expected to have a material impact on Viad’s financial position or results of operations.
Note 19. Common Stock Repurchases
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. During the nine months ended September 30, 2008, Viad repurchased 328,000 common shares for $10.1 million. No shares were repurchased during the nine months ended September 30, 2009. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of September 30, 2009. Additionally, during the nine months ended September 30, 2009 and 2008, the Company repurchased 68,988 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on share-based awards.
Note 20. Subsequent Event
     In connection with the Company’s previously announced plan to consolidate the warehousing and production facility of GES in Las Vegas, Nevada, GES reduced its warehouse and production facility footprint by approximately 33 percent through the application of ‘Lean’ warehousing and inventory management practices. As a result, the Company will record a facility consolidation and downsizing charge of approximately $5 million during the 2009 fourth quarter coinciding with the date GES has ceased utilizing the affected space. This charge is based on the remaining contractual lease obligation (less estimated sublease income) related to the affected facility and will be recorded under the caption “Restructuring charges” on Viad’s consolidated statements of operations. Payments due under the lease obligations will continue to be made over the remaining term of the lease agreement, which expires January 15, 2015.

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
Overview:
     In July 2009, Viad announced a strategic reorganization to enhance shareholder value by aligning its brands and operations into two business units: the Marketing & Events Group (which includes Viad’s GES and Experiential Marketing Services segments) and the Travel & Recreation Group (which includes Brewster and Glacier Park). The business units are supported by a Corporate Services Group that centralizes responsibility for various corporate functions. Management anticipates future restructuring charges as a result of integration and consolidation activities associated with the reorganization.
     Viad Corp (“Viad” or the “Company”) operates in three reportable business segments as follows:
     Marketing & Events Group:
          GES — GES Exposition Services, Inc. (“GES”) and its segment affiliates, including Melville, provide exhibition and event services throughout North America and the United Kingdom, and in the United Arab Emirates consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’ customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation, material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling.
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
     The following are financial highlights of the third quarter of 2009 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
     Viad Corp (Consolidated)
•	Total revenues of $181.1 million compared to $302.4 million in the third quarter of 2008

•	Net loss attributable to Viad of $97.1 million versus income of $16.8 million in the third quarter of 2008

•	Diluted loss per share of $4.86 versus income per share of $0.81 in the third quarter of 2008

•	Restructuring charges of $5.2 million primarily related to facility consolidations and other reorganization activities, and reversal of restructuring reserves of $1.3 million

•	Impairment losses of $111.4 million pre-tax primarily related to the non-cash write-down of goodwill and other intangible assets at GES and Becker Group

•	Cash and cash equivalents totaled $128.5 million as of September 30, 2009

•	Debt was $13.6 million as of September 30, 2009

     Marketing & Events Group
     GES:
•	Revenues of $106.6 million, a decrease of 47.6 percent from the third quarter of 2008

•	Segment operating loss of $14.4 million, as compared to income of $7.9 million in the third quarter of 2008
     Experiential Marketing Services:
•	Revenues of $28.0 million, a decrease of 42.3 percent from the third quarter of 2008

•	Segment operating loss of $7.9 million, as compared to a loss of $3.6 million in the third quarter of 2008
     Travel & Recreation Group
•	Revenues of $46.5 million, a decrease of 8.0 percent from the third quarter of 2008

•	Segment operating income of $19.5 million, a decrease of 10.0 percent from the third quarter of 2008
Non-GAAP Measures:
     The following discussion includes a presentation of Adjusted EBITDA and Income before impairment losses, which are utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income attributable to Viad before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. “Income before impairment losses” is defined by Viad as income from continuing operations before the after-tax effect of impairment losses related to goodwill, other intangible assets and other long-lived assets. The presentation of Adjusted EBITDA and Income before impairment losses is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Income before impairment losses is utilized by management to review operating results of the business without the effects of noncash impairment losses. These non-GAAP measures should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.
     Management believes that the presentation of Adjusted EBITDA and Income before impairment losses provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses primarily as performance measures and believes that the GAAP financial measures most directly comparable to these non-GAAP measures are net income attributable to Viad and income from continuing operations attributable to Viad, respectively. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses or recoveries, and the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses is used as a financial measure to assess the performance of the business, its use is limited because it does not consider non-cash goodwill, other intangible asset and other long-lived asset impairment losses. Because Adjusted EBITDA and Income before impairment losses do not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad and income from continuing operations attributable to Viad as important measures of financial performance because they provide more complete measures of the Company’s performance.

     A reconciliation of Adjusted EBITDA to net income (loss) attributable to Viad is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Adjusted EBITDA	$(1,501)	$30,967	$23,993	$91,814
Impairment losses	(111,356)	—	(111,356)	—
Interest expense	(378)	(430)	(1,223)	(1,308)
Income tax benefit (expense)	23,947	(6,235)	19,735	(22,532)
Depreciation and amortization	(7,845)	(7,544)	(21,380)	(21,388)
Loss from discontinued operations	—	—	—	(210)

Net income (loss) attributable to Viad	$(97,133)	$16,758	$(90,231)	$46,376

     The decreases in Adjusted EBITDA of $32.5 million for the third quarter of 2009 and $67.8 million for the first nine months of 2009 compared to the third quarter and first nine months of 2008, respectively, were primarily driven by lower segment operating results at GES, Experiential Marketing Services and the Travel & Recreation Group and restructuring charges. See “Results of Operations” below for a discussion of fluctuations.
     A reconciliation of income (loss) before impairment losses attributable to Viad to income (loss) from continuing operations attributable to Viad is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Income (loss) before impairment losses attributable to Viad	$(2,955)	$16,758	$3,947	$46,586
Impairment losses, net of tax	(94,178)	—	(94,178)	—

Income (loss) from continuing operations attributable to Viad	$(97,133)	$16,758	$(90,231)	$46,586

     See “Results of Operations” below for a discussion of goodwill, other intangible asset and other long-lived asset impairment losses.
Results of Operations:
Comparison of Third Quarter of 2009 to the Third Quarter of 2008
     Revenues for the third quarter of 2009 decreased 40.1 percent to $181.1 million from $302.4 million in the third quarter of 2008. Viad’s loss from continuing operations before income taxes was $120.2 million for the third quarter of 2009 compared to income of $23.9 million in the third quarter of 2008. The 2009 third quarter net loss attributable to Viad was $97.1 million, or $4.86 per diluted share, compared to income of $16.8 million, or $0.81 per diluted share, in the third quarter of 2008. These declines were largely the result of impairment losses of $94.2 million (after-tax), or $4.71 per diluted share, as well as negative show rotation revenue of $70 million and recessionary declines in trade show marketing spending and tourism. The impairment losses primarily related to goodwill and other intangible assets in the Marketing & Events Group, including $95.7 million pre-tax at GES (including Melville) and $15.7 million pre-tax at Becker Group. The 2009 third quarter loss before impairment losses attributable to Viad was $3.0 million, or $0.15 per diluted share. There were no impairment losses or recoveries in the third quarter of 2008.
     Marketing & Events Group. Revenues for GES were $106.6 million for the third quarter of 2009, down 47.6 percent from $203.3 million in the third quarter of 2008. GES’ segment operating loss was $14.4 million in the third quarter of 2009, compared to income of $7.9 million in the third quarter of 2008. These declines resulted primarily from negative show rotation, which impacted GES’ revenue by $58 million versus the 2008 third quarter, as well as a significant reduction in trade show marketing spending. GES’ base same-show revenues declined approximately 25 percent in the third quarter of 2009. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 41 percent of GES’ revenue in the third quarter of 2009.
     Revenues for Viad’s Experiential Marketing Services segment were $28.0 million in the third quarter of 2009, down 42.3 percent from $48.6 million in the third quarter of 2008. Experiential Marketing Services segment operating loss for the third quarter of 2009 was $7.9 million compared to a loss of $3.6 million in the third quarter of 2008. These declines resulted primarily from negative show rotation from the biennial Farnborough Air Show that occurred in the 2008 third quarter, which impacted segment revenues by approximately $12 million, as well as reduced client spending.
     Although the Marketing & Events Group has a diversified revenue base, its revenues are affected by general economic and industry-specific conditions. The current recessionary environment is negatively impacting the exhibition and event industry, resulting in lower trade show attendance and exhibitor spending. Additionally, the pricing environment remains challenging. Although GES has long-term contracts for future shows, the prospects for individual shows tend to be driven by the success of the industry related to those shows. For the 2009 full year, management expects GES’ same-show revenues to decline by approximately 22 percent and annual show rotation to negatively impact revenues by approximately $85 million due to the occurrence of several major, non-annual shows during 2008. Management also expects lower revenues from its Experiential Marketing Services segment in 2009 due to reduced exhibitor spending as well as lower sales of holiday-themed events and experiences and retail merchandising units as shopping center clients reduce their spending in response to the recession.
     During the third quarter of 2009, Viad revised downward its forecast for future revenues and earnings in its Marketing & Events Group based on continued declines in trade show marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company has projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed an interim impairment evaluation of goodwill, other intangible assets, and certain other long-lived assets. As a result of the interim evaluation, Viad recorded aggregate goodwill impairment losses of $98.3 million related to its Marketing & Events Group. The aggregate goodwill impairment losses consisted of $93.2 million at the GES reporting segment (including Melville), and $5.1 million at Becker Group, which is included in the Experiential Marketing Services reporting segment. In addition, the Company recorded aggregate other intangible asset impairment losses of $11.4 million. Of this total amount, $8.9 million related to intangible assets at Becker Group, and $2.5 million related to Melville. Viad also recorded impairment losses of $1.7 million related to touring exhibit assets at Becker Group.
     Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $27 million in revenue for the 2009 full year as compared to 2008 (including approximately $19 million and $8 million for GES and Experiential Marketing Services, respectively).
     In anticipation of revenue pressures, management began taking actions to reduce overhead costs during early 2008. Through continued efforts in this area, management expects to reduce 2009 full year overhead costs by approximately $33 million at GES and by approximately $8 million in the Experiential Marketing Services segment as compared to 2008. GES is also in the process of implementing changes to its service delivery processes in order to further increase efficiencies, decrease costs and enhance service levels. Management expects to realize additional cost reductions and revenue synergies as a result of the strategic reorganization announced in July 2009, which included the alignment of GES and the Experiential Marketing Services segment into one business unit, the Marketing & Events Group. Management is focused on leveraging the collective strengths of GES and the Experiential Marketing Services segment to win market share by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as ongoing cost control, productivity enhancements and increased capacity utilization in order to improve profitability in future years.
     Primarily as a result of the strategic reorganization, Viad recorded restructuring charges of $5.2 million during the 2009 third quarter. Also in the third quarter of 2009, Viad reversed $1.3 million of restructuring reserves due to a revision in estimated sublease income associated with certain leased facilities. Management expects to record additional restructuring charges of approximately $7 million in the 2009 fourth quarter as a result of continued reorganization activities, including the consolidation and downsizing of GES’ Las Vegas warehousing and production facility. In conjunction with the restructuring activities discussed above, the Company recorded an excess inventory write-down of $1.8 million during the third quarter of 2009 related to the Marketing & Events Group.
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
     Travel & Recreation Group. Revenues of the Travel & Recreation Group segment were $46.5 million, down 8.0 percent compared to third quarter 2008 revenues of $50.5 million. Segment operating income was $19.5 million for the third quarter of 2009, compared to $21.7 million in the 2008 quarter. As discussed below, results in this segment were impacted by exchange rates during the 2009 third quarter resulting in reductions of approximately $1.4 million and $709,000 in revenues and segment operating income, respectively, as compared to the third quarter of 2008. Results in the 2009 third quarter were also negatively affected by reduced tourism demand.
     During 2008, approximately 75 percent of revenue and 82 percent of segment operating income generated in the Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income from the Travel & Recreation Group segment.
     The operating results related to Viad’s Canadian travel and recreation subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.91 and 0.96 for the third quarters of 2009 and 2008, respectively. Accordingly, Viad’s consolidated third quarter results of operations were impacted by the weakening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Viad’s Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. As a result of the global economic slowdown, management expects results from its Travel & Recreation Group segment to be impacted by tourism declines in 2009. Additionally, management expects the stronger U.S. dollar to result in unfavorable currency translation of approximately $4 million in revenue as compared to 2008.
     Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park’s 42-year lease with the Canadian Government was to expire in 2010. However, Glacier Park exercised a renewal option for an additional 42-year lease term. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which is generally based on the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park generated approximately 22 percent of Travel & Recreation Group’s full year 2008 segment operating income.
     Corporate Activities. Corporate activities totaled $2.0 million in the third quarter of 2009, compared to $2.7 million in the third quarter of 2008. The decrease was primarily due to higher incentive compensation expenses in the 2008 quarter, partially offset by higher corporate development expenses in the 2009 quarter.
     Interest Income. Interest income totaled $102,000 in the third quarter of 2009, compared to $809,000 in the third quarter of 2008. The decrease was primarily due to lower interest rates on invested cash balances, and, to a lesser extent, a decline in the average cash balance from 2008.
     Restructuring Charges. Viad recorded a restructuring charge of $5.2 million in the third quarter of 2009 related to facility consolidations and other reorganization activities. Also in the third quarter of 2009, Viad reversed $1.3 million of restructuring reserves due to a revision in estimated sublease income associated with certain leased facilities. In the third quarter of 2008, Viad recorded restructuring recoveries of $42,000 relating to its corporate leased office space and $82,000 for reversed restructuring reserves.
     Income Taxes. The effective tax rate in the third quarter of 2009 was 19.9 percent, compared to 26.1 percent in the third quarter of 2008. The lower rate in 2009 relative to 2008 was primarily due to the goodwill and intangible asset impairment losses of $111.4 million in 2009, as well as the favorable resolution of tax matters in 2009 and 2008 of $3.3 million and $2.3 million, respectively. Excluding these items, the effective tax rate in the third quarters of 2009 and 2008 would have been 39.2 percent and 35.8 percent, respectively.
Comparison of First Nine Months of 2009 to the First Nine Months of 2008
     Revenues for the first nine months of 2009 decreased 30.5 percent to $635.6 million from $915.0 million in 2008. Loss from continuing operations before income taxes was $109.3 million for the first nine months of 2009 compared to income of $69.8 million for the comparable period in 2008. The loss from continuing operations attributable to Viad for the first nine months of 2009 was $90.2 million, or $4.52 per diluted share, compared to income of $46.6 million, or $2.25 per diluted share in the comparable period in 2008. These declines were largely the result of 2009 third quarter impairment losses of $94.2 million (after-tax), or $4.72 per diluted share, as well as negative show rotation revenue of approximately $100 million (including approximately $10 million from annual shows that shifted quarters from 2008 to 2009) as compared to the first nine months of 2008, and recessionary declines in trade show marketing spending and tourism. Income attributable to Viad before impairment losses for the first nine months of 2009 was $3.9 million, or $0.20 per diluted share. There were no impairment losses or recoveries for the comparable period in 2008.
     Net loss attributable to Viad for the first nine months of 2009 was $90.2 million, or $4.52 per diluted share, as compared to $46.4 million, or $2.24 per diluted share, for the comparable period in 2008. The 2008 period included a loss from discontinued operations of $210,000, or $0.01 per diluted share, related to certain obligations associated with previously sold operations.
     Marketing & Events Group. Revenues for GES were $444.7 million for the first nine months of 2009, down 34.3 percent from $676.6 million in the first nine months of 2008. The decrease was primarily due to negative show rotation revenue of approximately $100 million (including approximately $10 million from annual shows that shifted quarters from 2008 to 2009), a significant reduction in trade show marketing spending, and a $20.5 million reduction due to unfavorable currency translation as compared to the first nine months of 2008. Base same-show revenues declined 22.8 percent in the first nine months of 2009. Base same-shows represented approximately 42 percent of GES’ revenue in the first nine months of 2009.
     GES’ segment operating income was $6.8 million in the first nine months of 2009, down 88.2 percent from $57.7 million in the 2008 period. Segment operating margins were 1.5 percent in the first nine months of 2009, compared to 8.5 percent in the 2008 period. The decline in segment operating margins was primarily due to the revenue decline, partially offset by overhead cost reductions of approximately $30 million as compared to the comparable period in 2008.
     Revenues for Viad’s Experiential Marketing Services segment were $121.4 million in the first nine months of 2009, down 23.3 percent from $158.2 million in the comparable period in 2008. The decline was primarily due to reduced client spending as well as unfavorable currency translation, which negatively impacted segment revenues by approximately $7.2 million. Segment operating loss in the first nine months of 2009 was $12.5 million, compared to a loss of $5.8 million in the 2008 period. The decline in operating results was primarily due to the revenue decline, partially offset by overhead cost reductions of approximately $6 million as compared to the comparable period in 2008.
     Travel & Recreation Group. Revenues of the Travel & Recreation Group segment were $69.6 million in the first nine months of 2009, down 13.3 percent from $80.2 million in the comparable period in 2008. Segment operating income was $19.4 million in the first nine months of 2009, compared with $23.7 million in the first nine months of 2008. As discussed below, results in this segment were impacted by exchange rates during the first nine months of 2009, resulting in reductions of approximately $4.5 million and $761,000 in revenues and segment operating income, respectively, as compared to the same period in 2008. Results in the 2009 period were also negatively affected by reduced tourism demand.
     The operating results related to Viad’s Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.91 and 0.97 for the first nine months of 2009 and 2008, respectively. Accordingly, Viad’s consolidated results of operations have been unfavorably impacted by the weakening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
     Corporate Activities. Corporate activities totaled $4.2 million in the first nine months of 2009, compared to $7.3 million in the comparable period in 2008. The decrease was primarily due to higher incentive compensation expenses in the 2008 period, partially offset by higher corporate development expenses in the 2009 period.
     Interest Income. Interest income totaled $495,000 in the first nine months of 2009, compared to $2.6 million for the comparable period in 2008. The decrease was primarily due to lower interest rates on invested cash balances, and to a lesser extent, a decline in the average cash balance from 2008.
     Restructuring Charges. In the first nine months of 2009, Viad recorded restructuring charges of $2.9 million related to the rationalization of certain positions in connection with the integration of Becker Group and Exhibitgroup/Giltspur, the consolidation of certain leased office space and headcount reductions and a charge of $5.2 million related to facility consolidations and other reorganization activities. Additionally, during the first nine months of 2009, Viad reversed $1.3 million of restructuring reserves due to a revision in estimated sublease income associated with certain leased facilities compared to restructuring recoveries of $42,000 relating to its corporate leased office space and $82,000 for reversed restructuring reserves for the comparable period in 2008.
     Income Taxes. The effective tax rate in the first nine months of 2009 was 18.1 percent, compared to 32.3 percent in the comparable period in 2008. The lower rate in 2009 relative to 2008 was primarily due to the goodwill and intangible asset impairment losses of $111.4 million in 2009. Excluding these items, the effective tax rate in the first nine months of 2009 and 2008 would have been 36.5 percent and 36.8 percent, respectively.
Liquidity and Capital Resources:
     Cash and cash equivalents were $128.5 million as of September 30, 2009 as compared to $148.0 million as of December 31, 2008, with the decrease primarily due to capital expenditures. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
     Viad’s total debt as of September 30, 2009 was $13.6 million compared to $12.6 million as of December 31, 2008. The debt-to-capital ratio was 0.033 to 1 as of September 30, 2009 compared with 0.026 to 1 as of December 31, 2008. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
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
     Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.15 percent annually. As of September 30, 2009, Viad had $135.4 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $7.4 million and issued letters of credit of $7.2 million. Financial covenants include a fixed-charge coverage ratio of not less than 1.25 to 1, a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.75 to 1 and a minimum consolidated net worth requirement. Viad’s consolidated net worth must not be less than $344.6 million plus 50 percent of positive quarterly consolidated net income attributable to Viad earned in each fiscal quarter beginning with the quarter ended June 30, 2006, plus net cash proceeds from all issuances of capital stock minus the amount of capital stock repurchased ($357.9 million as of September 30, 2009). As of September 30, 2009, the fixed-charge coverage and leverage ratios were 1.44 to 1 and 0.62 to 1, respectively, and Viad’s consolidated net worth was $399.6 million. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2009, Viad was in compliance with all covenants. Viad is in negotiations with its lenders to amend the Credit Facility, including the amendment of financial and other covenants to ensure that Viad continues to meet its obligations under the Credit Facility given the current economic environment, as well as a reduction of facility levels. Given the current credit market conditions and Viad’s business outlook, the lenders will be extending less favorable terms. Although the amended Credit Facility will provide greater limitations on the use of Viad’s capital and borrowings under the Credit Facility, such limitations are not expected to have a significant impact on the operations or business of Viad.
     As of September 30, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2009 would be $38.7 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
     Capital expenditures for the first nine months of 2009 totaled $18.7 million and primarily related to the purchase of equipment and information systems and related costs at GES and exhibit costs at Becker Group. For the first nine months of 2008, capital expenditures totaled $32.0 million and primarily related to the purchase of equipment and information systems and related costs at GES and new buses at Brewster.
     On January 4, 2008, Viad completed the acquisition of Becker Group for $24.3 million in cash and incurred $325,000 of direct acquisition costs for a total purchase price of $24.6 million.
     Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. During the nine months ended September 30, 2008, Viad repurchased 328,000 common shares for $10.1 million. No shares were repurchased during the first nine months of 2009. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of September 30, 2009. Additionally, during the first nine months of 2009 and 2008, the Company repurchased 68,988 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.
     Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Accordingly, Viad has recorded significant accrued liabilities associated with uncertain tax positions. The final resolution or settlement of uncertain tax positions could result in future cash payments. During the first nine months of 2009, Viad paid certain foreign income tax reassessments of $4.9 million and received tax refunds of $1.9 million pursuant to a joint settlement agreement with certain Canadian taxing jurisdictions. See “Critical Accounting Policies and Estimates” for further discussion.
     Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2009 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
     Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of September 30, 2009, there was a remaining environmental remediation liability of $6.8 million related to previously sold operations of which $1.7 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.1 million under the caption “Other deferred items and liabilities.”
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
     Goodwill and other intangible assets — Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level, or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets among components, and the benefits and likely recoverability of goodwill by the component’s operations. During 2009, Viad had goodwill related to its GES, Becker Group and Brewster operating segments. For impairment testing purposes, GES’ goodwill is assigned to and tested at the GES component level, based on its discrete geographical operations in the United States, United Kingdom (Melville) and Canada. Both the Becker Group and Brewster operating segments are considered reporting units for goodwill impairment testing purposes.

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
     During the first and second quarters of 2009, Viad performed interim goodwill impairment testing due to reduced demand for the Company’s goods and services as a result of the current recessionary environment, uncertainties in the marketplace and the global economic downturn in general. There was no indicated impairment of goodwill as a result of this testing; however, the Company did experience a narrowing of the margin between the estimated fair values of the reporting units and their related net book values under step one of the goodwill impairment test.
     During the third quarter of 2009, Viad revised downward its forecast for future revenues and earnings in its Marketing & Events Group based on continued declines in trade show marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company has projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed a preliminary interim impairment evaluation of goodwill and other intangible assets during the third quarter of 2009. As a result of the interim evaluation, management determined that there was an indicated impairment of goodwill at each of GES’ three reporting units, and at Becker Group. Accordingly, Viad recorded aggregate goodwill impairment losses of $98.3 million related to its Marketing & Events Group, which was included in the consolidated statements of operations under the caption, “Goodwill impairment losses.” The aggregate goodwill impairment losses consisted of $93.2 million at the GES reporting segment, and $5.1 million at Becker Group, which is included in the Experiential Marketing Services reporting segment. The impairment losses discussed above were based on the Company’s preliminary impairment evaluation. Management intends to finalize the impairment evaluation during the fourth quarter of 2009, which could result in adjustments to the amounts initially recorded.
     The most critical assumptions and estimates in determining the estimated fair value of its reporting units relate to the amounts and timing of expected future cash flows for each reporting unit and the reporting unit cost of capital (discount rate) applied to those cash flows. Furthermore, the assumed reporting unit cost of capital rates (discount rates) are estimated using a build-up method based on the perceived risk associated with the cash flows pertaining to the specific reporting unit. In order to assess the reasonableness of its fair value estimates, the Company performed a reconciliation of the aggregate fair values of its reporting units to Viad’s market capitalization.
     As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of September 30, 2009, Viad had remaining goodwill of $123.8 million recorded in its consolidated balance sheets. Due to the substantial uncertainties in the current economic environment, further reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in additional impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as declines in market capitalization could be indicative of possible goodwill impairment. During the first nine months of 2009, the Company has experienced declines in its market capitalization which management will continue to evaluate with respect to its assessment of goodwill and other intangible assets.
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
     As a result of the factors discussed above, Viad performed interim impairment testing related to other intangible assets during the first and second quarters of 2009, for which no impairment was indicated. Viad also performed an interim impairment evaluation of other intangible assets during the third quarter of 2009 in conjunction with its goodwill impairment testing. As a result, the Company recorded aggregate other intangible asset impairment losses of $11.4 million, which were included in the consolidated statements of operations under the caption, “Intangible asset impairment losses.” Of the total amount, $8.9 million related to a trade name, customer relationships, design libraries and proprietary technology intangible assets at Becker Group, and $2.5 million related to a trade name at Melville (GES’ United Kingdom reporting unit). The assumptions used to complete the evaluation of other intangible assets were consistent with those used in the goodwill impairment testing described above. To the extent that goodwill and another asset of the same reporting unit were tested at the same time, the other asset was tested for impairment before goodwill.
     As of September 30, 2009, the Company had aggregate intangible assets not subject to amortization of $2.5 million, and aggregate intangible assets subject to amortization of $3.1 million. As noted above, due to the substantial uncertainties in the current economic environment, further reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections could trigger additional impairment testing for these intangible assets, which may result in additional impairment losses.
     Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. As of September 30, 2009 and December 31, 2008, Viad had gross deferred tax assets of $46.1 million and $51.4 million, respectively. As of both September 30, 2009 and December 31, 2008, Viad had a valuation allowance recorded of $162,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
     Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2009 and December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $246,000 and $3.5 million, respectively. In addition, as of September 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $516,000 and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended September 30, 2009 and 2008, Viad recorded tax-related interest expense of $9,000 and $117,000, respectively. During the nine months ended September 30, 2009 and 2008, Viad recorded tax-related interest expense of $125,000 and $722,000, respectively.
     During the nine months ended September 30, 2009 and 2008, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $3.3 million and $3.2 million, respectively. These favorable tax resolutions represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.
     In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2009 and December 31, 2008. In addition, as of September 30, 2009 and December 31, 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $303,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
     As of September 30, 2009, the amount of unrecognized tax benefits for continuing operations of $160,000 (including federal income tax effects of $86,000) would favorably affect Viad’s effective tax rate, if recognized, as the related uncertain tax positions are permanent in nature. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made.
     The Company had been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues had been raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due, and $1.4 million of related interest). Viad paid the reassessments of $4.9 million during the first nine months of 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. The Company received these refunds during the first nine months of 2009.

     The Company has uncertain tax positions in U.S. federal and various state jurisdictions for which the unrecognized tax benefits may significantly decrease due to effective settlements or a lapse in the applicable statute of limitations. These tax positions primarily relate to the deductibility of certain expenses and the method of filing for combined and separate entities. Accordingly, the Company believes that it is reasonably possible that approximately $246,000 (excluding federal income tax effects of $86,000) of its uncertain tax positions and approximately $122,000 of related interest and penalties (excluding federal income tax effects of $30,000) could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes, which may impact Viad’s effective tax rate in future periods.
     Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.3 million as of September 30, 2009. Of this total, $16.3 million related to workers’ compensation liabilities and the remaining $6.0 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $9.6 million as of September 30, 2009, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.2 million and $6.4 million for the first nine months of September 30, 2009 and 2008, respectively.
     Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $521,000 to its funded pension plans and $793,000 to its unfunded pension plans in 2009, of which the Company has contributed $413,000 and $593,000 as of September 30, 2009, respectively.
     Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $535,000 to the plans in 2009, of which $385,000 has been contributed as of September 30, 2009.
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
     Total share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2009 and 2008 was $1.0 million and $2.8 million, respectively, and $2.2 million and $6.7 million during the nine months ended September 30, 2009 and 2008, respectively. Furthermore, the total tax benefits related to such costs were $381,000 and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $788,000 and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. No share-based compensation costs were capitalized during the nine months ended September 30, 2009 or 2008.
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
Impact of Recent Accounting Pronouncements:
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). The Codification is effective for interim and annual reporting periods ending after September 15, 2009. Viad adopted SFAS No. 168 (codified in ASC Topic 105) on July 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (codified in ASC Topic 820), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 included the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (codified in ASC Topic 805). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. Viad adopted SFAS No. 141(R) on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified in ASC Topic 810). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park) on a retrospective basis for all periods presented. Accordingly, as of September 30, 2009 and December 31, 2008, Viad presented the noncontrolling interest of $7.2 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations reflect a separate presentation of total consolidated net income (loss), net income (loss) attributable to Viad and net income attributable to the noncontrolling interest. During the nine months ended September 30, 2009 and 2008, the net income attributable to the noncontrolling interest was $640,000 and $669,000, respectively.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (codified in ASC Topic 815). SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Viad adopted SFAS No. 161 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (codified in ASC Topic 350). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Viad adopted FSP FAS 142-3 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During the nine months ended September 30, 2009 and 2008, Viad had certain nonvested restricted stock and nonvested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a retrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.05 for the nine months ended September 30, 2008 and $0.02 for the three months ended September 30, 2008
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad will adopt the provisions of FSP FAS 132(R)-1 in the Company’s annual 2009 disclosures. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on Viad’s financial position or results of operations.
     In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments (codified in ASC Topic 825). This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for interim reporting periods, and also requires disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Viad adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (codified in ASC Topic 855). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. Viad adopted SFAS No. 165 in the second quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140” (codified in ASC Topic 860). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement applies to Viad as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of SFAS No. 166 is not expected to have a material impact on Viad’s financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments of FASB Interpretation No. 46(R) (codified in ASC Topic 810). The emphasis of this statement is to improve financial reporting by enterprises involved with variable interest entities. The statement also addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and the application of certain key provisions of FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first annual reporting period after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of SFAS No. 167 is not expected to have a material impact on Viad’s financial position or results of operations.
     In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU 2009-05 is not expected to have a material impact on Viad’s financial position or results of operations.
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

     Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $28.2 million and $6.2 million as of September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, unrealized foreign currency translation gains of $11.6 million and $22.0 million were recorded in other comprehensive income, respectively.
     In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian operations were translated into U.S. dollars at weighted-average exchange rates of 0.91 and 0.96 for the third quarters of 2009 and 2008, respectively. As the Canadian operations generated aggregate operating income in the third quarter of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $613,000 from the weakening of the Canadian dollar relative to the U.S. dollar. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the nine months ended September 30, 2009 and 2008 were 0.91 and 0.97, respectively. As the Canadian operations generated aggregate operating income in the first nine months of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $1.0 million from the weakening of the Canadian dollar relative to the U.S. dollar. The operating results related to its United Kingdom operations were translated into U.S. dollars at weighted-average exchange rates of 1.71 and 1.89 for the third quarters of 2009 and 2008, respectively. As the United Kingdom operations generated aggregate operating losses in the third quarter of 2009, Viad’s segment operating income has been favorably impacted by approximately $398,000 from the weakening of the British pound relative to the U.S. dollar. The weighted-average exchange rates used to translate into U.S. dollars the operating results for the nine months ended September 30, 2009 and 2008 were 1.47 and 1.96, respectively. As the United Kingdom operations generated aggregate operating income in the first nine months of 2009, Viad’s segment operating income has been unfavorably impacted by approximately $2.2 million from the weakening of the British pound relative to the U.S. dollar.
     Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2009, Viad had variable rate debt outstanding of $7.4 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Viad’s subsidiaries also have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. As of September 30, 2009, Viad had a fuel contract outstanding to purchase 47,000 gallons of diesel fuel at approximately $2.75 per gallon (plus applicable taxes), expiring October 2009.
Item 4. Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2009, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

     During the third quarter of 2009, the Company implemented a new financial software module at certain city locations in which GES operates. The new software module includes pricing, order management, billing, and accounts receivable functionality. The Company expects to implement the new software module company-wide at GES during the next nine months. The implementation of the new software was part of a planned systems upgrade at GES and was not made in response to any deficiency in the Company’s internal control over financial reporting. Except for the preceding change, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2009 by Viad from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay for a portion of the exercise price in connection with the exercise of stock options, or to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number of	Average Price Paid	Part of Publicly	of Shares that May Yet Be
	Shares Purchased	Per Share	Announced Plans or	Purchased Under the Plans
Period	(#)	($)	Programs	or Programs (1)
July 2009	273	17.41	—	160,681

Total	273	17.41	—	160,681

(1)	Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were purchased during the third quarter of 2009. Shares repurchased to date under these programs totaled 2,839,319. The authorizations of the Board of Directors do not have expiration dates.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

November 6, 2009 (Date)	By /s/ G. Michael Latta G. Michael Latta Vice President — Controller (Chief Accounting Officer and Authorized Officer)