Form 10-K
period 2009-12-31
VIAD CORP
filed 2010-03-08
CIK 884219

As filed with the Securities and Exchange Commission on March 8, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $341 million.

Registrant had 20,541,035 shares of Common Stock ($1.50 par value) outstanding as of January 29, 2010.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 18, 2010 is incorporated by reference into Part III of this Annual Report.

(This page intentionally left blank)

(This page intentionally left blank)

PART I

Item 1.	Business.

Viad Corp (“Viad” or the “Company”) is comprised of several operating companies that constitute a diversified services business. Viad’s companies provide exhibition, event and retail marketing services in North America, the United Kingdom and the United Arab Emirates, as well as travel and recreation services in the United States and Canada. The Company’s businesses occupy leading positions in many of the markets in which they compete. They seek to provide high-quality, convenient and cost-effective services with a discernible difference to the ultimate users, thereby being considered a value-added provider by Viad’s customers.

Viad’s reportable segments are: (1) GES, (2) Experiential Marketing Services and (3) the Travel & Recreation Group. The reportable business segments had been defined in a manner consistent with Viad’s organizational structure, internal reporting, allocation of resources and operating decision-making. A description of each of Viad’s reportable business segments and recent developments relating to each is provided below.

Viad has no customer that comprises more than three percent of its revenues, and no reportable segment has a customer comprising more than twelve percent of that segment’s revenues.

Recent Business Developments

In July 2009, Viad announced a strategic reorganization to enhance shareholder value by aligning its brands and operations into two operating groups, the Marketing & Events Group and the Travel & Recreation Group, supported by a Corporate Services Group that centralizes responsibility for various corporate functions.

The Marketing & Events Group is comprised of:

(1) The GES segment, which included the following companies as of July 2009: GES Exposition Services, Inc. (“GES Exposition Services”) and its affiliated companies (including Melville Exhibition and Event Services Limited and Corporate Technical Services Limited (collectively “Melville”) and GES Exposition Services (Canada) Limited).

(2) The Experiential Marketing Services segment, which included the following companies as of July 2009: Exhibitgroup/Giltspur, a division of Viad Corp, and its affiliated companies (including SDD Exhibitions Limited and Voblo Verwaltungs GmbH); and The Becker Group, Ltd. (“Becker Group”), acquired January 2008.

Immediately following the close of business on December 31, 2009, substantially all of the domestic operations of the Marketing & Events Group were combined into one legal entity by transferring all of the assets and third party liabilities of Exhibitgroup/Giltspur, Becker Group and other related entities into GES Exposition Services, Inc. The only domestic company not a part of this transfer was ExpoServices, which continues to operate as a separate company providing specialized installation and dismantling services to exhibitor clients.

On February 2, 2010, GES Exposition Services changed its name to Global Experience Specialists, Inc., a name describing the nature of the consolidated enterprise. The services provided under the Company’s brands of “Exhibitgroup/Giltspur” and “Becker Group” are now provided under the “Global Experience Specialists” brand. For the purposes of describing the businesses, this section of the 10-K will continue to reference GES Exposition Services as representing the GES segment, and Exhibitgroup/Giltspur and Becker Group as representing the Experiential Marketing Services segment, although these business units are currently operating under the Global Experience Specialists brand.

GES

GES provides services to the exhibition, event and corporate meeting industry, which primarily consists of exhibitions, trade shows, conventions and corporate and special events that facilitate face-to-face marketing of the goods and services being offered or displayed. These events are primarily conducted in convention centers, exhibition halls, hotels and portable structures.

The acquisition of Melville in February 2007 expanded GES’ operations to the major exhibition facilities within the United Kingdom. Melville also provides GES a platform for the expansion of GES’ business into other international markets. In 2007, GES expanded its operations into Abu Dhabi in the United Arab Emirates serving as the exclusive provider of venue services at the Abu Dhabi national Exhibitions Centre, as well as providing exhibitions and exhibitors with the full array of services offered by the GES Worldwide Network. In January 2009, Melville extended its freight forwarding and logistics services business into continental Europe by launching operations in Germany.

GES has full-service operations in the most active and popular event destinations, including 16 U.S. cities, eight Canadian cities, four United Kingdom cities and two cities in the United Arab Emirates. In each location, GES is a leading service provider, servicing some of the most visible and influential events in its industry. During 2009, GES provided services to over 250,000 exhibitor customers and for more than 2,000 exhibitions, events and other projects.

Central to GES’ customer base are show organizers, which are comprised of for-profit show owners, not-for-profit trade associations, publishing firms, show management companies and corporations that plan and manage their own proprietary events. Other principal customers include corporate event organizers and exhibitors. Under its agreements with show organizers, GES serves as the official services contractor, providing services to the show organizer, and is designated as the exclusive provider of certain services to exhibitors participating in the exhibition or event.

Show organizer services generally help the organizer in all aspects of the preparation, installation and dismantling of an exhibition, convention or special event, including the infrastructure necessary to service the attendees and exhibitors and communication of the show brand. These services include: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; show traffic analysis; carpeting and flooring; decorating products and accessories; custom graphics; overhead rigging; cleaning and electrical, lighting and plumbing distribution.

Exclusive exhibitor services, which may vary from venue to venue, provide exhibitors a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the show. These services typically include: material handling services; overhead rigging; electrical distribution and cleaning.

Whether or not GES is the official services contractor for an exhibition or event, GES competes with other contractors to provide discretionary services to exhibitors, including: program management and on-site coordination; rental furniture and furnishings, booth carpeting and signage; logistics and shipping services; exhibit design and construction; return on investment analysis; attendee and exhibit booth traffic analysis; installation and dismantling services and storage and refurbishing of exhibits.

As the official services contractor, GES prepares and sends an Exhibitor Manual to each exhibitor in advance of the show, either by mail, electronic distribution, or by GES’ internet-based ordering system, GES Online. The Exhibitor Manual contains detailed descriptions of the exclusive and discretionary services offered by GES and order forms for those services.

Experiential Marketing Services

Experiential Marketing Services specializes worldwide in providing face-to-face marketing services by combining the core services of custom exhibit design, construction and marketing expertise with its ability to provide complete event program management for clients. The segment’s experienced designers, global network of facilities, strategic alliances and innovative technology make it an award-winning leader in the industry.

Experiential Marketing Services has 28 client care centers in the U.S., the United Kingdom, Germany and Canada, and further services its clients internationally through partners in various other countries. It leverages its global network to efficiently manage client programs.

Experiential Marketing Services’ clients are primarily major domestic and international corporations. A majority of its corporate clients are from the healthcare, consumer/entertainment, aerospace, computer services and electronics, and manufacturing industries. Due to the complexity of its custom exhibits, many of this segment’s clients are likely to use its specialized installation and dismantling division, ExpoServices.

Exhibition and event services include: custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools and multimedia services.

Branded entertainment and mobile marketing service offerings include a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing tours and other face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Recent branded entertainment projects include “Harry Potter: The Exhibition” and a mobile marketing tour for the Disney Pixar film “Up.”

In addition, Experiential Marketing Services offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping, and on-site installation of retail merchandising units, kiosks and holiday environments for shopping centers and lifestyle centers, including those owned by some of the top retail real estate developers in the world. The segment also provides construction and installation services for permanent installations, including museums, corporate lobbies, visitors centers, showrooms and retail interiors.

Travel & Recreation Group

Travel and recreation services are provided by Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.

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

Each Brewster line of business has a different market profile, with customers who differ in terms of geographic origin and travel preferences. To deliver its products and services to the consumer, Brewster utilizes direct-to-consumer marketing strategies as well as a distribution channel network that includes tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations. Brewster’s major markets are Canada, the United States, the United Kingdom, Australia/New Zealand, and Asia.

Glacier Park.  Glacier Park operates four historic lodges, three 1960s-era motor inns and one freestanding camp store in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park and generated approximately 69 percent of its total 2009 revenue through concession contracts for services provided within the borders of Glacier National Park. Glacier and Waterton Lakes National Parks encompass approximately 1.1 million acres of rugged wilderness and are best known for their spectacular scenery, hiking, glaciers and wildlife. Services provided by Glacier Park include lodging varying from hikers’ cabins to suites, food and beverage operations, retail operations and tour and transportation services. The tour operation utilizes a fleet of 33 authentic 1930s red touring buses that have rollback canvas tops. These well-known “reds” are used to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.

The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks typically host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, Glacier Park’s lodges and motor inns have an occupancy level of approximately 96 percent. During the “shoulder” months of June and September, occupancy is approximately 78 percent.

Individual travelers account for approximately 88 percent of Glacier Park’s customers, while tour groups account for the remaining 12 percent. Demographically, approximately 95 percent of Glacier Park’s guests come from the United States, with 20 percent to 25 percent from the Northwest and 12 percent to 15 percent from the Midwest.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park has formally provided the Canadian Government notice to renew the concessionaire agreement for the Waterton Lakes National Park for an additional 42-year lease term. The original 42-year agreement expires in 2010. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which generated approximately 30 percent of Glacier Park’s total revenue in 2009. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park generated approximately 25 percent of the Travel & Recreation Group’s full year 2009 segment operating income.

Competition

GES and the Experiential Marketing Services segments generally compete on the basis of discernible differences, value, quality, price, convenience and service, and encounter substantial competition from a large number of providers of similar services. Most of the competitors of GES and Experiential Marketing Services are privately-held companies and thus limited information about these companies is available. Based on internal estimates, the dominant competitor in GES’ industry is The Freeman Companies. No competitor dominates the industries in which Experiential Marketing Services competes. The operations of Brewster and Glacier Park generally compete on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package-tour business, hotel and restaurant facilities and charter companies.

Intellectual Property

Viad owns a number of trademarks, patents and copyrights. The Viad companies own or have the right to many registered trademarks used in their various businesses, including, among others, GES®, GES Worldwide Network®, GESCORE Connect®, BOOTHBUILDER®, ExhibitSelect®, GES Servicenter®, GES National Servicenter®, HANG:RZ®, Toys Thru Time Hall of Fame®, Trade Show Electrical®, Trade Show Rigging TSR®, TSE Trade Show Electrical & Design®, ethnoMetrics®, ExpoTech®, EMAX®, DEXZ®, WAM! The Wireless Ambassador® and LUMA2 & Design®. Some of the Company’s trademarks are also registered outside the United States, including the Melville lion image, Maxim®, Royal Glacier Tours® and Emax®. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.

The Company owns a number of patents for exhibit technology and exhibit processes that are cumulatively important to its business and that it believes provide competitive advantages in the marketplace for designing and building exhibits. These include patents relating to modular furniture used in exhibits and displays, a multiple-panel display system and a modular structure having a load-bearing surface. The Company also owns a number of design patents for its retail merchandising units. United States utility patents are currently granted for a term of 20 years from the date a patent application is filed and United States design patents are currently granted for a term of 14 years from the date granted. Viad’s Marketing & Events Group has extensive design libraries with copyright protections and owns copyright registrations for a number of the designs within its design libraries. Copyright protection for such work is 95 years from the date of publication or 120 years from creation, whichever is shorter.

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

Employees

Viad’s businesses had approximately 3,210 employees as of December 31, 2009 as follows:

		Regular Full-Time
		Employees Covered by
	Approximate Number	Collective Bargaining
	of Employees	Agreements

GES	2,500	950
Experiential Marketing Services	450	90
Travel & Recreation Group	260	60

Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2010 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad had 49 corporate employees as of December 31, 2009 providing management, financial and accounting, internal auditing, tax, administrative, human resources, corporate development, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of eight non-employee directors and one employee director and has an executive management team consisting of nine Viad officers (including one officer who is also an employee director and two officers who are each a president of one of Viad’s two operating groups).

Seasonality

Exhibition and event activity may vary significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). Viad’s travel and recreation businesses experience peak activity during the summer months. Viad’s average segment operating income during the past three years, as a percentage of the average full year’s segment operating income during the past three years, was approximately 39 percent (first quarter), 40 percent (second quarter), 24 percent (third quarter) and minus three percent (fourth quarter). See “Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors – Exhibition rotation may impact overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 19 and 22 of notes to consolidated financial statements.

Financial Information about Restructuring Charges and Recoveries

Information regarding restructuring charges and recoveries is provided in Note 16 of notes to consolidated financial statements.

Financial Information about Segments

Business segment financial information is provided in Note 19 of notes to consolidated financial statements.

Financial Information about Geographic Areas

Geographic area financial information is provided in Note 19 of notes to consolidated financial statements.

Available Information

Viad files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F. Street N.E., Washington, D.C. 20549 and on the SEC’s internet site at www.sec.gov. Information regarding the operation of the public reference section can be obtained by calling (800) SEC-0330.

Viad’s principal internet address is www.viad.com. Viad makes available free of charge on www.viad.com its annual, quarterly and current reports, and amendments to those reports, as well as transactions in Viad securities by Viad’s Directors and Executive Officers, as soon as reasonably practicable after it electronically files such material with, or furnishes to, the SEC.

Viad maintains a corporate governance page on its website at www.viad.com/investors/corp_governance.html, which includes key information about its corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, Code of Ethics and information concerning Viad’s Directors and a method to communicate with them. Viad will make available in print any of this information upon request to: Corporate Secretary, Viad Corp, 1850 North Central Avenue, Suite 800, Phoenix, Arizona 85004-4545.

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

Viad’s results of operations are impacted by changes in foreign currency exchange rates.

Viad conducts its foreign operations primarily in Canada, the United Kingdom and, to a lesser extent, in certain other European countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities.

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

During 2009, $196.5 million of revenue and $22.8 million of operating income was derived through Viad’s Canadian and United Kingdom operations. In addition, $53.9 million of 2009 revenue and $13.6 million of 2009 operating income generated in the Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel & Recreation Group segment.

Exhibition rotation impacts overall profitability and makes comparisons between periods difficult.

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

Although no single customer accounts for more than twelve percent of the revenue of any of Viad’s reporting segments, GES has a relatively small number of large exhibition show organizers and Experiential Marketing Services has a number of large customer accounts. The loss of any of these large customers would adversely affect results of operations.

In addition, GES’ revenues may be significantly impacted if certain convention facilities choose to in-source electrical, plumbing and other services that have represented revenue-generating opportunities for GES. When GES is hired as the official services contractor for an exhibition, the exhibition organizer contractually grants GES an exclusive right to perform these electrical and plumbing services, subject in each case to the convention facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many convention facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of convention space. As a result, some of these convention facilities have sought to in-source all or a large portion of these services. If a large number of facilities with which GES has these relationships seek to move these services in-house, GES’ revenues and operating results could be adversely affected.

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

GES generally reports its highest revenues during the first quarter of each year and Experiential Marketing Services generally reports higher revenues during the second and fourth quarters. The travel and recreation businesses are also seasonal, experiencing peak activity during the second and third quarters. These quarters accounted for approximately 86 percent of the travel and recreation businesses’ 2009 revenues. Because of the seasonal nature of these businesses, adverse events or conditions occurring during peak periods could adversely affect the operating results of Viad’s businesses.

Transportation disruptions and increases in transportation costs would adversely affect Viad’s businesses and operating results.

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

A significant portion of Viad’s employees are unionized and Viad’s businesses are party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If labor negotiations were to force the Company to increase wages or benefits and thus increase total labor costs, the increased costs could either be absorbed (which would adversely affect operating margins) or passed on to the customers, which may lead customers to turn to other vendors in response to higher prices. In either event, Viad’s businesses and results of operations could be adversely affected.

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

Obligations to fund multi-employer pension plans to which Viad contributes may have an adverse impact on operating results.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these multi-employer plans in 2009 and 2008 totaled $15.7 million and $21.9 million, respectively. Viad does not directly manage these multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to these plans. However, plan contribution increases, if any, could have an adverse impact on Viad’s consolidated financial condition, results of operations and cash flows.

Viad competes in competitive industries and increased competition could negatively impact operating results.

Viad is engaged in a number of highly competitive industries. Competition in the convention and event services and exhibits and environments industries is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, Viad may be required to lower its prices and rates to avoid loss of related business, thereby adversely affecting operating results. In addition, if Viad is unable to anticipate and respond as effectively as competitors to changing business conditions, including new technologies and business models, Viad could lose market share to its competitors. If Viad were unable to meet the challenges presented by the competitive environment, results of operations would be adversely affected.

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

Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on Viad’s business.

The occurrence of catastrophic events ranging from natural disasters (such as hurricanes), health epidemics or pandemics, acts of war or terrorism, or the prospect of these events could disrupt Viad’s businesses. Such catastrophic events could impact our production facilities preventing us from timely completing exhibit fabrication and other projects for customers, and also could cause a disruption in the services we provide to our customers at convention centers, exhibition halls, hotels and other public venues. Such catastrophic events also could cause a cancellation of exhibitions and other events held in public venues. If the conditions arising from such events persist or worsen, Viad could experience continuing or increased adverse effects on its results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany and the United Arab Emirates. The following information summarizes the principal properties of Viad’s businesses as of December 31, 2009.

Viad’s headquarters are located at 1850 North Central Avenue, Suite 800 in Phoenix, Arizona 85004-4545. Excluding space which is subleased to third parties, Viad leases approximately 61,600 square feet.

GES operates 20 offices and 37 multi-use facilities (manufacturing, sales and design, office and/or warehouse and truck marshaling yards). The multi-use facilities vary in size up to approximately 590,900 square feet. Four of the multi-use facilities are owned; all other properties are leased. All of the properties are in the United States, except for seven offices and eight multi-use facilities that are located in Canada, six multi-use facilities in the United Kingdom, one office in Germany, one office in Abu Dhabi, United Arab Emirates and one multi-use facility in Dubai, United Arab Emirates. GES corporate headquarters are located in Las Vegas, Nevada.

Experiential Marketing Services operates nine offices and ten multi-use facilities (manufacturing, sales and design, office and/or warehouse). The multi-use facilities vary in size up to approximately 260,000 square feet. All properties are leased and are located in the United States, except for one office located in Sheffield, England; one multi-use facility located in Stavely, England and two multi-use facilities located in Velbert, Germany. Exhibitgroup/Giltspur’s client care headquarters are located in Chicago, Illinois and Dallas, Texas and Becker Group’s headquarters are located in Baltimore, Maryland.

Travel & Recreation Group operates two offices, nine retail stores, two bus terminals, three garages, an icefield tour facility, a gondola lift operation, a boat tour facility and nine hotels/lodges (with approximately 900 rooms and ancillary foodservice and recreational facilities). All of the facilities are in the United States or Canada. Four of the hotels/lodges are owned and the five other hotels/lodges are operated pursuant to concessionaire agreements. Two bus terminals (one is non-operational and currently held for sale), two garages and the boat tour facility are owned and one garage is leased. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased.

Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.	Legal Proceedings.

Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2009 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Other.	Executive Officers of Registrant.

The names, ages and positions of the Executive Officers of Viad as of the filing of this Annual Report, are listed below:

		Business Experience During the Past
Name	Age	Five Years and Other Information

Paul B. Dykstra	48
President and Chief Executive Officer effective April 1, 2006. Previously Chief Operating Officer since January 2006; prior thereto, President and Chief Executive Officer of GES Exposition Services, Inc. (nka Global Experience Specialists, Inc.), a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES Exposition Services, Inc. (nka Global Experience Specialists, Inc.) since 1999; and prior thereto, Executive Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

Michael Hannan	44
President of Viad’s Travel & Recreation Group since July 2009 and President of Brewster Inc., a subsidiary of Viad, since December 2008; prior thereto, Executive Vice President of Gibralt Capital Corporation, a real estate investment firm focusing on Canada and the United States, from July 2008 to November 2008; prior thereto, independent consultant providing business strategy, corporate development and financial advice to companies in British Columbia, Canada since January 2007; prior thereto, Executive Vice President of Intrawest ULC, a leader in the development and management of experiential destination resorts, since May 2002; Chief Executive Officer of Versatel Internet Group, an internet service provider, from February 2000 to December 2001; prior thereto, Chief Financial Officer of UUNET Canada and Latin America, an internet service provider, since May 1996.

		Business Experience During the Past
Name	Age	Five Years and Other Information

George N. Hines	37
Chief Information Officer since December 2009; prior thereto, Senior Vice President and Transitioning Chief Information Officer of Stream Global Services, Inc., a business process outsource provider, since October 2009; prior thereto, Senior Vice President and Chief Information Officer of eTelecare Global Solutions, Inc. (merged into Stream Global Services, Inc.) since August 2007; prior thereto, Chief Information Officer of PeopleSupport, Inc., a business process outsource provider, since December 2005; prior thereto, Executive Vice President, Operations and Chief Technology Officer of ChaseCom Limited Partnership, a provider of customer contact center services, since August 2004; prior thereto, Senior Manager – Telecommunications Industry Practice of Deloitte Consulting LLP since April 2000; and Manager – Telecommunications Industry Practice of Ernst & Young LLP from July 1996 to March 2000.

Ellen M. Ingersoll	45
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

John F. Jastrem	54
President of Viad’s Marketing & Events Group and Global Experience Specialists, Inc. since July 2009; prior thereto, President of Exhibitgroup/Giltspur, a division of Viad, since October 2006; prior thereto, member of corporate staff of Diversified Agency Services, a division of Omnicom Group Inc., a global leader in advertising and marketing services, since 2005; prior thereto, President of The Marketing Arm, a subsidiary of Omnicom, since 2004; and prior thereto, CEO of Rapp Collins Worldwide, LP (Dallas), a subsidiary of Omnicom, since 1998.

Thomas M. Kuczynski	45
Vice President-Corporate Development and Strategy since March 2008; prior thereto, Senior Vice President, Corporate Development & Planning of The Nielsen Company, a media and marketing information company, since August 2006; prior thereto, Managing Director of The Pareto Group, a provider of strategic and investment advisory services, since January 2004; and prior thereto, Vice President of Penton Media, a business media firm producing magazines, trade shows, conferences and electronic media, from January 1999 to October 2003.

G. Michael Latta	47
Vice President-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Cindy J. Ognjanov	60
President and General Manager of Glacier Park, Inc., a subsidiary of Viad, since October 2002; prior thereto, co-owner of Omnidine, Inc., a food service consulting firm from April 1999 to October 2002; and prior thereto, rooms and operations manager for Glacier Park, Inc. from April 1992 through July 1998.

Scott E. Sayre	63
Vice President, General Counsel and Secretary since September 2000; prior thereto, Assistant General Counsel and Secretary from 1997; prior thereto, Assistant General Counsel from 1992; and prior thereto, held other positions since joining the Company in 1979.

The term of office of the Executive Officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 18, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, National, Pacific and NASDAQ OMX Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2009		2008

	High	Low	High	Low

First Quarter	$25.89	$12.29	$38.24	$24.39
Second Quarter	$19.62	$13.77	$39.45	$25.54
Third Quarter	$20.66	$15.47	$34.50	$24.25
Fourth Quarter	$21.74	$16.25	$29.00	$15.74

DIVIDENDS DECLARED ON COMMON STOCK

	2009	2008

February	$0.04	$0.04
May	0.04	0.04
August	0.04	0.04
December	0.04	0.04

Total	$0.16	$0.16

Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October. The terms of Viad’s $75 million secured revolving credit facility, as amended as of November 20, 2009, restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year.

As of January 31, 2010, there were 8,302 shareholders of record of Viad’s common stock following the one-for-four reverse stock split effective on July 1, 2004. There also were 1,912 shareholders of record as of January 31, 2010 that had not converted pre-split shares into the post-split common stock. Accordingly, there were a total of 10,214 shareholders of record as of January 31, 2010.

For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing, for the five year period ended December 31, 2009, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.

The graph below assumes $100 was invested on December 31, 2004 in Viad common stock, Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

	Year ended December 31,
	2004	2005	2006	2007	2008	2009

Viad Corp	$100.00	$103.51	$143.95	$112.45	$88.55	$74.55
S&P 500	$100.00	$104.89	$121.40	$127.96	$80.49	$101.59
Russell 2000	$100.00	$104.62	$123.88	$121.90	$80.66	$102.49
S&P SmallCap 600	$100.00	$107.70	$123.97	$123.58	$85.14	$106.84
S&P SmallCap 600 Comm. Services & Supplies	$100.00	$107.41	$126.32	$118.24	$93.20	$117.59
S&P 600 Media Index	$100.00	$93.94	$119.37	$86.91	$25.19	$42.97

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the fourth quarter of 2009 by Viad from employees surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares Purchased as	that May Yet Be
	Total Number of		Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period	(#)	Per Share ($)	Programs	(1)

October 2009	2,645	20.69	—	160,681
November 2009	661	18.19	—	160,681

Total	3,306	20.19	—	160,681

(1)	Viad announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were purchased during 2009. Shares repurchased to date under these programs totaled 2,839,319. The authorizations of the Board of Directors do not have expiration dates. The terms of Viad’s $75 million secured revolving credit facility, as amended as of November 20, 2009, restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term, which expires in June 2011.

Item 6.	Selected Financial Data.

VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Statement of Operations Data
Revenues:
Convention and event services(1)(2)	$582,969	$804,546	$719,930	$612,598	$560,858
Exhibits and environments(2)	147,533	229,694	199,549	164,173	191,463
Travel and recreation services	75,302	86,621	84,222	79,260	73,933

Total revenues	$805,804	$1,120,861	$1,003,701	$856,031	$826,254

Income (loss) from continuing operations(3)	$(104,808)	$43,538	$43,312	$51,841	$37,116
Income from discontinued operations(4)	679	385	2,049	12,229	1,240

Net income (loss)	(104,129)	43,923	45,361	64,070	38,356
Net income attributable to noncontrolling interest	(582)	(550)	(764)	(516)	(602)

Net income (loss) attributable to Viad	$(104,711)	$43,373	$44,597	$63,554	$37,754

Diluted Income (Loss) per Common Share(5)
Income (loss) from continuing operations attributable to Viad common stockholders(3)	$(5.28)	$2.08	$2.04	$2.35	$1.63
Income from discontinued operations attributable to Viad common stockholders(4)	0.03	0.02	0.10	0.56	0.06

Net income (loss) attributable to Viad common stockholders	$(5.25)	$2.10	$2.14	$2.91	$1.69

Weighted-average outstanding and potentially dilutive common shares	19,960	20,493	20,886	21,805	22,253

Basic Income (Loss) per Common Share(5)
Income (loss) from continuing operations attributable to Viad common stockholders(3)	$(5.28)	$2.08	$2.04	$2.36	$1.63
Income from discontinued operations attributable to Viad common stockholders(4)	0.03	0.02	0.10	$0.57	0.06

Net income (loss) attributable to Viad common stockholders	$(5.25)	$2.10	$2.14	$2.93	$1.69

Weighted-average outstanding common shares	19,960	20,172	20,423	21,333	22,070

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16

Balance Sheet Data at Year-End
Total assets	$609,186	$729,404	$781,363	$672,564	$685,690
Total debt and capital lease obligations	12,788	12,643	14,176	15,042	17,352
Total stockholders’ equity	384,631	467,089	475,829	435,143	401,673
Other Data
Adjusted EBITDA(6)	$12,793	$104,702	$86,355	$85,820	$77,350

(1)	2007 amounts include $95.9 million in revenue from Melville which was acquired by Viad on February 1, 2007.

(2)	2008 amounts include $25.4 million in revenue from Becker Group which was acquired by Viad on January 4, 2008.

(3)	Includes net restructuring charges and recoveries (after-tax) of $8.7 million expense, or $0.43 per diluted share, in 2009; $317,000 expense, or $0.02 per diluted share, in 2008; $835,000 expense, or $0.04 per diluted share, in 2007; $122,000 income, or $0.01 per diluted share, in 2006; and $438,000 income, or $0.02 per diluted share, in 2005. Also includes net impairment losses and recoveries (after-tax) of $98.2 million expense, or $4.92 per diluted share, in 2009; $9.4 million expense, or $0.46 per diluted share, in 2008; $105,000 income, or $0.01 per diluted share, in 2007; $2.1 million expense, or $0.10 per diluted share, in 2006; and $508,000 expense, or $0.02 per diluted share, in 2005. Also includes gains on sale of corporate assets (after-tax) of $2.2 million, or $0.10 per diluted share, in 2006. See Notes 3 and 16 of notes to consolidated financial statements for further explanation.

(4)	Viad recorded income from discontinued operations of $679,000, $385,000, $2.0 million, $12.2 million and $1.2 million in 2009, 2008, 2007, 2006 and 2005, respectively. The 2009 and 2008 amounts relate to certain obligations associated with previously sold operations. The 2007 amount primarily represents the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago. The 2006 amount includes $7.4 million (after-tax) related to the reversal of certain liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation. The remaining amounts primarily relate to the favorable resolution of tax and other matters related to previously sold operations.

(5)	Viad adopted FASB Staff Position (“FSP”) EITF 03-6-1 on January 1, 2009, which establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.05 in 2008, $0.04 in 2007, $0.05 in 2006 and $0.02 in 2005. Diluted income per share was impacted by $0.02 in 2008 and $0.01 in 2005. See “Impact of Recent Accounting Pronouncements” for further discussion.

(6)	Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. Adjusted EBITDA is defined by Viad as net income before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. The presentation of Adjusted EBITDA is supplemental to results presented under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to this non-GAAP measure is net income. This non-GAAP measure should be considered in addition to, but not a substitute for, other measures of financial performance reported in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of “Non-GAAP Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview:

In July 2009, Viad Corp (“Viad” or the “Company”) announced a strategic reorganization to enhance shareholder value by aligning its brands and operations into two business units: the Marketing & Events Group (which includes Viad’s GES and Experiential Marketing Services segments) and the Travel & Recreation Group (which is a reporting segment and includes Brewster Inc. and Glacier Park, Inc.). The business units are supported by a Corporate Services Group that centralizes responsibility for various corporate functions.

Immediately following the close of business on December 31, 2009, substantially all of the domestic operations of the Marketing & Events Group were combined into one legal entity by transferring all of the assets and third party liabilities of Exhibitgroup/Giltspur, Becker Group and other related entities into GES Exposition Services, Inc. The only domestic company not a part of this transfer was ExpoServices, which continues to operate as a separate company providing specialized installation and dismantling services to exhibitor clients.

On February 2, 2010, GES Exposition Services changed its name to Global Experience Specialists, Inc., a name describing the nature of the consolidated enterprise. The services provided under the Company’s brands of “Exhibitgroup/Giltspur” and “Becker Group” are now provided under the “Global Experience Specialists” brand. For the purposes of describing the businesses, this section of the Annual Report will continue to reference GES Exposition Services as representing the GES segment, and Exhibitgroup/Giltspur and Becker Group as representing the Experiential Marketing Services segment, although these business units are currently operating under the Global Experience Specialists brand.

Viad operates in three reportable business segments as follows:

Marketing & Events Group:

GES – GES provides services to the exhibition, event and corporate meeting industry, which primarily consists of exhibitions, trade shows, conventions, and corporate and special events that facilitate face-to-face marketing of the goods and services being offered or displayed. GES has full-service operations in the U.S., Canada, the United Kingdom and the United Arab Emirates. Central to GES’ customer base are show organizers, which are comprised of for-profit and not-for-profit show owners, as well as corporate event organizers and exhibitors. Under its agreements with show organizers, GES serves as the official services contractor, providing services to the show organizer, and is designated as the exclusive provider of certain services to exhibitors participating in the exhibition or event. Show organizer services generally include: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; show traffic analysis; carpeting and flooring; decorating products and accessories; custom graphics; overhead rigging; cleaning; and electrical, lighting and plumbing distribution. Exclusive exhibitor services provide exhibitors with a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the show. These services typically include: material handling services; overhead rigging; electrical distribution; and cleaning. Whether or not GES is the official services contractor for an exhibition or event, GES competes with other contractors to provide discretionary services to exhibitors, including: program management and on-site coordination; rental furniture and furnishings; booth carpeting and signage; logistics and shipping services; exhibit design and construction; return on investment analysis; attendee and exhibit booth traffic analysis; installation and dismantling services; and storage and refurbishing of exhibits.

Experiential Marketing Services – Experiential Marketing Services specializes in providing face-to-face marketing services by combining the core services of custom exhibit design, construction and marketing expertise with its ability to provide complete event program management for clients. The segment has client care centers in the U.S., United Kingdom, Germany and Canada, and further services its clients internationally through partners in various other countries. Experiential Marketing Services’ clients are primarily major domestic and international corporations. The segment offers exhibition and event services including: custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management; maintenance and warehousing; in-house installation and dismantling; show services; online program management tools; and multimedia services. The segment also provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. In addition, Experiential Marketing Services offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping, and on-site installation of retail merchandising units, kiosks and holiday environments for shopping centers and lifestyle centers. The segment also provides construction and installation services for permanent installations, including museums, corporate lobbies, visitors centers, showrooms, and retail interiors.

Travel & Recreation Group – Brewster Inc. (“Brewster”) provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park, Inc. (“Glacier Park”) operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.

The following 2009 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

−	Total revenues of $805.8 million, a decrease of 28.1 percent from 2008 revenues

−	Net loss attributable to Viad of $104.7 million compared to net income attributable to Viad of $43.4 million in 2008

−	Diluted loss per share of $5.25 compared to income per share of $2.10 in 2008

−	Viad recorded aggregate impairment losses of $116.9 million primarily related to the non-cash write-down of goodwill and other intangible assets at GES (including Melville) and Becker Group as well as the write-down of a non-operating asset held for sale as of December 31, 2009

−	Viad recorded restructuring charges totaling $15.4 million primarily related to reorganization activities, including facility consolidations. Viad also recorded restructuring reversals of $1.3 million primarily related to revisions in estimated sublease income associated with certain leased facilities

−	Income from discontinued operations of $679,000 primarily related to the reversal of certain liabilities associated with previously sold operations

−	Cash and cash equivalents were $116.3 million as of December 31, 2009

−	Debt was $12.8 million as of December 31, 2009

Marketing & Events Group

  GES:

−	Revenues of $562.0 million, a decrease of 30.5 percent from 2008 revenues

−	Segment operating income of $1.8 million, as compared to $58.1 million in 2008

  Experiential Marketing Services:

−	Revenues of $168.5 million, a decrease of 25.2 percent from 2008 revenues

−	Segment operating loss of $14.6 million compared to income in 2008 of $1.9 million

  Travel & Recreation Group

−	Revenues of $75.3 million, a decrease of 13.1 percent from 2008 revenues

−	Segment operating income of $17.1 million compared to $22.0 million in 2008

Non-GAAP Measures:

The following discussion includes a presentation of Adjusted EBITDA and Income before impairment losses, which are utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income attributable to Viad before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. “Income before impairment losses” is defined by Viad as income from continuing operations before the after-tax effect of impairment losses related to goodwill, other intangible assets and other long-lived assets. The presentation of Adjusted EBITDA and Income before impairment losses is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Income before impairment losses is utilized by management to review operating results of the business without the effects of non-cash impairment losses. These non-GAAP measures should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Viad is as follows:

	2009	2008	2007
	(in thousands)

Adjusted EBITDA	$12,793	$104,702	$86,355
Impairment recoveries (losses)	(116,863)	(11,231)	172
Interest expense	(1,690)	(1,757)	(1,658)
Income tax benefit (expense)	28,639	(20,678)	(19,428)
Depreciation and amortization	(28,269)	(28,048)	(22,893)
Income from discontinued operations	679	385	2,049

Net income (loss) attributable to Viad	$(104,711)	$43,373	$44,597

The decrease in Adjusted EBITDA of $91.9 million from 2008 to 2009 was primarily driven by lower segment operating results at all operating segments, restructuring charges and lower interest income, partially offset by lower corporate activities expense. The increase in Adjusted EBITDA of $18.3 million from 2007 to 2008 was primarily driven by favorable operating income at GES and Exhibitgroup/Giltspur and lower corporate activities expense, partially offset by lower interest income.

A reconciliation of income (loss) before impairment losses attributable to Viad to income (loss) from continuing operations attributable to Viad is as follows:

	2009	2008	2007
	(in thousands)

Income (loss) before impairment losses attributable to Viad	$(7,193)	$52,393	$42,443
Impairment recoveries (losses), net of tax(1)	(98,197)	(9,405)	105

Income (loss) from continuing operations attributable to Viad	$(105,390)	$42,988	$42,548

(1)	Includes income tax benefits of $18.7 million and $1.8 million in 2009 and 2008, respectively, and income tax expense of $67,000 in 2007.

See “Results of Operations” below for a discussion of goodwill, other intangible asset and other long-lived asset impairment losses.

Results of Operations:

2009 vs. 2008:

Revenues for 2009 decreased 28.1 percent to $805.8 million from $1.1 billion in 2008. Viad’s loss from continuing operations before income taxes was $133.4 million for 2009 compared to income of $64.2 million for 2008. The 2009 loss from continuing operations attributable to Viad was $105.4 million, or $5.28 per diluted share, compared to income of $43.0 million, or $2.08 per diluted share, in 2008. These declines were largely the result of impairment losses of $116.9 million as well as recessionary declines in marketing spending and tourism, negative show rotation revenue of $87 million, and a $31 million decline in revenues due to unfavorable currency translation. The 2009 impairment losses primarily related to goodwill and other intangible assets in Viad’s Marketing & Events Group, including $98.0 million at GES (including Melville) and $16.0 million at Becker Group, as well as $2.9 million related to the write down of a non-operating asset held for sale as of December 31, 2009. Impairment losses were $11.2 million in 2008, including $8.6 million primarily related to goodwill and other intangible assets at Becker Group and $2.6 million related to certain intangible assets associated with Melville. The 2009 loss attributable to Viad before impairment losses was $7.2 million, or $0.36 per diluted share, compared to income before impairment losses of $52.4 million, or $2.56 per diluted share, in 2008.

The net loss attributable to Viad for 2009 was $104.7 million, or $5.25 per diluted share, compared to net income of $43.4 million, or $2.10 per diluted share, for 2008. These results include income of $679,000, or $0.03 per diluted share, and $385,000, or $0.02 per diluted share, respectively, from discontinued operations relating to obligations associated with previously sold operations.

Marketing & Events Group. Revenues for GES were $562.0 million for 2009, a decrease of 30.5 percent from the 2008 amount of $808.8 million. GES’ segment operating income was $1.8 million in 2009, compared to $58.1 million in 2008. These declines resulted primarily from a significant reduction in exhibition marketing spending as well as negative show rotation and unfavorable currency translation, which negatively impacted GES’ revenue by $87 million and $19 million, respectively, versus 2008. GES’ base same-show revenues declined 22.5 percent in 2009. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 38 percent of GES’ revenue in 2009.

Revenues for Viad’s Experiential Marketing Services segment were $168.5 million in 2009, down 25.2 percent from $225.4 million in 2008. Experiential Marketing Services’ segment operating loss for 2009 was $14.6 million compared to income of $1.9 million in 2008. These declines resulted primarily from reduced exhibitor spending as well as lower sales of holiday-themed events and experiences and retail merchandising units as shopping center clients reduced spending in response to the recession.

During 2009, Viad revised downward its forecast for future revenues and earnings in the Marketing & Events Group based on continued declines in exhibition marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed an impairment evaluation of goodwill, other intangible assets and certain other long-lived assets. As a result of the evaluation, Viad recorded aggregate goodwill impairment losses of $98.3 million related to its Marketing & Events Group. The aggregate goodwill impairment losses consisted of $93.2 million at the GES reporting segment (including Melville) and $5.1 million at Becker Group, which is included in the Experiential Marketing Services reporting segment. In addition, the Company recorded aggregate other intangible asset impairment losses of $14.0 million. Of this total amount, $9.2 million related to intangible assets at Becker Group and $4.8 million related to GES (primarily Melville). Viad also recorded impairment losses of $1.7 million related to touring exhibit assets at Becker Group. During 2008, Viad recorded a goodwill impairment loss of $6.5 million related to Becker Group, aggregate other intangible asset impairment losses of $3.7 million related to Becker Group and Melville and an impairment loss of $1.0 million related to a touring exhibit asset at Becker Group.

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

In anticipation of revenue pressures, management began taking actions to reduce overhead costs during early 2008. Through continued efforts in this area, management realized a 2009 full year reduction in overhead costs of approximately $41 million in the Marketing & Events Group as compared to 2008, including approximately $32 million at GES and approximately $9 million in the

Experiential Marketing Services segment. The Marketing & Events Group is also in the process of implementing changes to its service delivery processes in order to further increase efficiencies, decrease costs and enhance service levels.

Management expects to realize additional cost reductions and revenue synergies as a result of the strategic reorganization announced in July 2009, which included the alignment of GES and the Experiential Marketing Services segment into one business unit, the Marketing & Events Group. Management is focused on leveraging the collective strengths of GES and the Experiential Marketing Services segment to win market share by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments. Management is also focused on improving the sales pipeline and win rate to drive profitable revenue growth, as well as ongoing cost control, productivity enhancements and increased capacity utilization in order to improve profitability in future years. To support the integration of these businesses, Exhibitgroup/Giltspur and Becker Group were combined into the GES legal entity effective January 1, 2010, and the newly combined entity was re-branded and renamed as Global Experience Specialists on February 2, 2010.

Primarily as a result of the strategic reorganization, Viad recorded restructuring charges of $14.6 million during 2009 related to the Marketing & Events Group. In addition, Viad also reversed restructuring reserves of $1.3 million primarily related to revisions in estimated sublease income associated with certain leased facilities. Management expects to record additional restructuring charges of approximately $1 million in the first quarter of 2010 as a result of continued reorganization activities. Additional charges may be incurred as management continues to reduce its cost structure.

In 2010, management expects same-show revenues to decline by approximately 10 percent and show rotation to positively impact revenues by approximately $25 million due to a few major, non-annual shows that will occur in 2010. Management also expects continued weak demand from shopping center clients for holiday-themed events and experiences and retail merchandising units. Additionally, management anticipates that foreign currency exchange rate variances will not have a significant impact on 2010 results. Management remains focused on increasing productivity and controlling costs, including the implementation of cost reduction efforts.

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

Travel & Recreation Group. Revenues of the Travel & Recreation Group segment were $75.3 million in 2009, a decrease of 13.1 percent from $86.6 million in 2008. Segment operating income was $17.1 million in 2009 compared to $22.0 million in 2008. Operating margins were 22.7 percent in 2009 compared to 25.4 percent in 2008. As discussed below, exchange rates unfavorably impacted 2009 revenues and operating income in this segment by $4.0 million and $1.0 million, respectively, as compared to 2008. Results in 2009 were also negatively affected by reduced tourism demand.

During 2009, the Travel & Recreation Group commenced a plan of sale related to a non-strategic real estate asset, which consists of land, building and related improvements, and which was expected to be sold within one year. Accordingly, the value of this asset was remeasured based on the estimated fair value, less costs to sell. As a result of the remeasurement, the Company recorded an impairment loss of $2.9 million. Furthermore, the recorded value of this asset of $14.0 million was reclassified and presented under the caption “Asset held for sale” in Viad’s consolidated balance sheets as of December 31, 2009. Viad completed the sale of this asset in the first quarter of 2010.

During 2009, approximately 72 percent of revenue and 80 percent of operating income generated by Viad’s Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income in the Travel & Recreation Group segment.

The operating results related to Viad’s Canadian Travel & Recreation Group subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.92 and 0.98 for 2009 and 2008, respectively. Accordingly, Viad’s consolidated results of operations were impacted by the weakening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

The Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. As a result of global economic weakness, management expects results from the Travel & Recreation Group segment to remain under pressure in 2010. Additionally, management anticipates that foreign currency exchange rate variances will not have a significant impact on 2010 results.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park has formally provided the Canadian Government with notice to renew the concessionaire agreement for the Waterton Lakes National Park for an additional 42-year lease term. The original 42-year agreement expires in 2010. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which generated approximately 30 percent of Glacier Park’s total revenue in 2009. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park generated approximately 25 percent of the Travel & Recreation Group’s full year 2009 segment operating income.

Corporate Activities. Corporate activities expense of $5.6 million for 2009 decreased from $7.5 million in 2008. This decrease was primarily related to higher incentive compensation expenses in 2008, partially offset by higher corporate development expenses in 2009.

Interest Income. Interest income of $579,000 for 2009 decreased from $3.2 million for 2008. The decrease was due to lower interest rates on invested cash balances, and, to a lesser extent, a decline in the average cash balance from 2008.

Impairment Losses and Recoveries. In 2009, Viad recorded impairment losses of $116.9 million, including $112.3 million related to the non-cash write-down of goodwill and other intangible assets at GES (including Melville) and Becker Group, $1.7 million related to touring exhibit assets at Becker Group and $2.9 million related to the write-down of a non-operating asset held for sale as of December 31, 2009. In 2008, Viad recorded impairment losses of $11.2 million, including $10.2 million related to goodwill and other intangible assets at Becker Group and Melville and $1.0 million related to a touring exhibit asset at Becker Group.

Restructuring Charges and Recoveries. In 2009, Viad recorded restructuring charges of $15.4 million primarily related to reorganization activities, including facility consolidations. In 2008, Viad recorded restructuring charges of $647,000 primarily related to corporate office expenses, including the elimination of certain positions. In 2009 and 2008, Viad also reversed restructuring reserves of $1.3 million and $141,000, respectively, primarily related to revisions in estimated sublease income associated with certain leased facilities.

Income Taxes. The effective tax rate for 2009 was 21.5 percent compared to 32.2 percent for 2008. The relatively low rates compared to the statutory rate were primarily due to certain nondeductible impairment losses recorded in 2009 and 2008 and also reflect aggregate favorable resolution of tax matters of $3.5 million and $5.7 million, respectively. Excluding the effects of these items, Viad’s effective tax rates were 39.0 percent and 37.1 percent in 2009 and 2008, respectively.

2008 vs. 2007:

Revenues for 2008 increased 11.7 percent to $1.1 billion from $1.0 billion in 2007. The increase was a result of strong growth at both GES and Exhibitgroup/Giltspur, as well as the acquisition of Becker Group (effective January 4, 2008). Income from continuing operations before income taxes was $64.2 million for 2008 compared to $62.7 million for 2007. Income from continuing operations attributable to Viad for 2008 was $43.0 million, or $2.08 per diluted share, compared to $42.5 million, or $2.04 per diluted share, in 2007. The increase in income from continuing operations was largely due to an increase in segment operating income and higher tax benefits of $5.7 million in 2008 (versus $3.1 million in 2007) related to the favorable resolution of tax matters. These favorable items were mostly offset by impairment charges of $11.2 million, including $8.6 million primarily related to goodwill and other intangible assets at Becker Group and $2.6 million related to certain intangible assets associated with Melville.

Net income attributable to Viad for 2008 was $43.4 million, or $2.10 per diluted share, compared to $44.6 million, or $2.14 per diluted share, for 2007. Net income for 2008 includes income from discontinued operations of $385,000, or $0.02 per diluted share, relating to certain obligations associated with previously sold operations. Net income for 2007 includes income from discontinued operations of $2.0 million, or $0.10 per diluted share, relating to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago.

Marketing & Events Group. Revenues for GES were $808.8 million for 2008, an increase of 8.3 percent from the 2007 amount of $746.7 million. The increase was primarily driven by positive show rotation revenue of $63 million and strong exhibitor discretionary spending on the rotating shows, partially offset by a 3.2 percent decline in base same-show revenue. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same shows represented approximately 34 percent of GES’ revenue in 2008.

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

Travel & Recreation Group. Revenues of the Travel & Recreation Group segment were $86.6 million for 2008, an increase of 2.8 percent from $84.2 million in 2007. Segment operating income was $22.0 million in 2008 compared to $22.7 million in 2007. Operating margins were 25.4 percent for 2008 compared to 27.0 percent in 2007. As discussed below, results in this segment were favorably impacted by exchange rates during 2008 resulting in approximately $1.3 million and $422,000 in additional revenue and segment operating income, respectively, as compared to 2007. Brewster experienced a decline in passenger volumes as a result of reduced international travel to Canada. Glacier Park realized improved occupancy and room revenue at its inns and lodges due to stronger domestic travel.

During 2008, approximately 75 percent of revenue and 82 percent of operating income generated by Viad’s Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income in the Travel & Recreation Group segment.

The operating results related to Viad’s Canadian Travel & Recreation Group subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.98 and 0.95 for 2008 and 2007, respectively. Accordingly, Viad’s consolidated results of operations have been favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian Travel & Recreation Group operations. Decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

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

Impairment Losses and Recoveries. In 2008, Viad recorded impairment charges of $11.2 million, including $8.6 million primarily related to goodwill and other intangible assets at Becker Group and $2.6 million related to certain intangible assets associated with Melville. Viad recorded impairment recoveries of $172,000 in 2007 comprised of insurance recoveries relating to assets that were damaged as a result of Hurricane Katrina.

Restructuring Charges and Recoveries. In 2008, Viad recorded a restructuring charge of $647,000 primarily related to corporate office expenses, including the elimination of certain positions. In 2007, Viad recorded restructuring charges of $2.0 million related to severance costs associated with an organizational realignment at Exhibitgroup/Giltspur. In 2008 and 2007, Viad also reversed $141,000 and $589,000, respectively, related to certain restructuring costs that were less than previous estimates.

Income Taxes. The effective tax rate for 2008 was 32.2 percent compared to 31.0 percent for 2007. The relatively low effective tax rates compared to the statutory rate were primarily attributable to the favorable resolution of tax matters of $5.7 million and $3.1 million in 2008 and 2007, respectively, as well as certain nondeductible impairment losses. In addition, Viad recorded a tax benefit of $1.3 million in 2007 related to the remeasurement of certain deferred tax liabilities due to a reduction in the enacted tax rates in Canada. Excluding the effects of these items, Viad’s effective tax rates were 37.1 percent and 38.0 percent in 2008 and 2007, respectively.

Liquidity and Capital Resources:

Cash and cash equivalents were $116.3 million as of December 31, 2009 as compared to $148.0 million as of December 31, 2008, with the decrease primarily due to capital expenditures and cash outflow from operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

Viad’s total debt as of December 31, 2009 was $12.8 million compared to $12.6 million as of December 31, 2008. The debt-to-capital ratio was 0.032 to 1 as of December 31, 2009 compared with 0.026 to 1 as of December 31, 2008. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

Effective November 20, 2009, Viad amended its secured revolving credit agreement (the “Credit Facility”) to ensure that the Company continued to meet its obligations under the Credit Facility given the current economic environment. The amended Credit Facility provides for a $75 million revolving line of credit, which was lowered from $150 million, and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on June 15, 2011 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.375 percent annually. As of December 31, 2009, Viad had $61.3 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $6.9 million and issued letters of credit of $6.8 million. As part of the amendment, Viad’s financial covenants were amended and include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of December 31, 2009, the fixed-charge coverage and leverage ratios were 1.10 to 1 and 1.33 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the Credit Facility term. As of December 31, 2009, Viad was in compliance with all covenants.

As of December 31, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2009 would be $37.2 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Capital expenditures for 2009 totaled $21.3 million and primarily related to the purchase of equipment and information systems and related costs at GES and exhibit costs at Becker Group. Capital expenditures for 2008 totaled $39.0 million and primarily related to the purchase of equipment and information systems and related costs at GES and new tour buses at Brewster.

In March 2010, Viad completed the sale of a non-strategic real estate asset for approximately $14.3 million (net of estimated selling costs). This asset was previously held in the Travel & Recreation Group and was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale” as of December 31, 2009. The sale transaction will be recorded in the first quarter of 2010.

Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares repurchased to date under these programs totaled 2,839,319 for $93.3 million. During 2009, the Company did not repurchase any shares. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of December 31, 2009. Additionally, during 2009, 2008 and 2007, the Company repurchased 72,294 shares for $1.2 million, 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested share-based awards.

Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. During 2009, Viad paid certain foreign income tax reassessments of $4.9 million and received tax refunds of $1.9 million pursuant to a joint settlement with certain Canadian taxing jurisdictions. See “Critical Accounting Policies and Estimates” for further discussion.

The following table presents Viad’s contractual obligations as of December 31, 2009:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Long-term debt, including current portion	$6,943	$2,164	$4,779	$—	$—
Capital lease obligations	5,845	2,137	3,223	485	—
Operating leases	83,781	24,164	28,426	19,346	11,845
Estimated interest payments(1)	709	358	331	20	—
Pension and postretirement benefits(2)	39,204	3,511	7,257	7,915	20,521
Purchase obligations(3)	19,560	9,626	7,307	2,627	—

Total contractual cash obligations(4)	$156,042	$41,960	$51,323	$30,393	$32,366

(1)	Interest payments on capital lease obligations only. Interest payments on variable rate debt (the Credit Facility, as described in Note 9 of notes to consolidated financial statements) is indexed to LIBOR and is excluded from the table.

(2)	Estimated contributions related to multi-employer benefit plans are excluded from the table above. See Note 15 of notes to consolidated financial statements for disclosures regarding those obligations.

(3)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to product licenses, consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. Also included are multi-year utility contracts for which the minimum requirements contained in the contracts are included in the table.

(4)	Aggregate liabilities associated with uncertain tax positions of $1.4 million (including interest and penalties) are excluded from the table above as the timing and amounts of future cash outflows are highly uncertain.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2009 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of December 31, 2009, there was a remaining environmental remediation liability of $6.7 million related to previously sold operations of which $1.1 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.6 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these multi-employer plans in 2009, 2008 and 2007 totaled $15.7 million, $21.9 million and $20.0 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2009, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Off-Balance Sheet Arrangements:

Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements. See Notes 9, 17 and 18 of notes to consolidated financial statements.

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

Goodwill and other intangible assets – Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level, or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets among components, and the benefits and likely recoverability of goodwill by the component’s operations. During 2009, Viad had goodwill related to its GES, Becker Group and Brewster operating segments. For impairment testing purposes, GES’ goodwill is assigned to and tested at the GES component level, based on its discrete geographical operations in the United States, the United Kingdom (Melville) and Canada. Both the Becker Group and Brewster operating segments are considered reporting units for goodwill impairment testing purposes.

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

During the third quarter of 2009, Viad revised downward its forecast for future revenues and earnings in its Marketing & Events Group based on continued declines in trade show marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company had projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed a preliminary interim impairment evaluation of goodwill and other intangible assets during the third quarter of 2009. As a result of the interim evaluation, management determined that there was an indicated impairment of goodwill at each of GES’ three reporting units, and at Becker Group. Accordingly, Viad recorded aggregate goodwill impairment losses of $98.3 million related to its Marketing & Events Group, which was included in the consolidated statements of operations under the caption “Goodwill impairment losses.” The aggregate goodwill impairment losses consisted of $93.2 million at the GES reporting segment and $5.1 million at Becker Group, which is included in the Experiential Marketing Services reporting segment. The impairment losses discussed above were based on the Company’s preliminary impairment evaluation. Management finalized the impairment evaluation during the fourth quarter of 2009 concurrent with its required annual impairment testing, which did not result in any adjustments to the amounts initially recorded.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of December 31, 2009, Viad had remaining aggregate goodwill of $124.9 million recorded in its consolidated balance sheets. The amount of goodwill assigned to each of GES’ reporting units in the United States, the United Kingdom (Melville) and Canada was $62.7 million, $13.8 million and $8.6 million, respectively, as of December 31, 2009. The amount of goodwill assigned to the Brewster reporting unit as of December 31, 2009 was $39.8 million. The entire amount of goodwill previously assigned to the Becker Group reporting unit has been written off. Furthermore, as a result of the Company’s most recent analysis performed in the fourth quarter of 2009, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 35 percent, 52 percent and 54 percent, respectively, for each of GES’ reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 46 percent as of the most recent impairment test. Due to the substantial uncertainties in the current economic environment, further reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in additional impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment.

Other intangible assets not subject to amortization, which primarily consist of trademarks and trade names, are also tested for impairment annually on October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Other intangible assets not subject to amortization are also reviewed annually to determine whether an indefinite useful life remains appropriate. The Company also uses an income approach to measure the estimated fair values of its trademarks and trade names not subject to amortization. Intangible assets subject to amortization are stated at cost, net of accumulated amortization, and are tested for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable through undiscounted cash flows. Intangible assets subject to amortization primarily consist of customer contracts and relationships, non-compete agreements, proprietary technology and design libraries.

As a result of the factors discussed above, Viad also performed interim and annual impairment evaluations of other intangible assets during 2009 in conjunction with its goodwill impairment testing. As a result, the Company recorded aggregate other intangible asset impairment losses of $14.0 million during 2009, which were included in the consolidated statements of operations under the caption “Intangible asset impairment losses.” Of the total amount, $11.4 million was recorded during the third quarter of 2009, and consisted of $8.9 million of impairment losses related to a trade name, customer relationships, design libraries and proprietary technology intangible assets at Becker Group and $2.5 million related to a trade name at Melville (GES’ United Kingdom reporting unit). During the fourth quarter of 2009, the Company recorded impairment losses of $2.6 million related to various trade names at GES and Becker Group. The fourth quarter impairment losses resulted primarily from consolidation and integration activities within the Marketing & Events Group. The assumptions used to complete the evaluation of other intangible assets were consistent with those used in the goodwill impairment testing described above. To the extent that goodwill and another asset of the same reporting unit were tested at the same time, the other asset was tested for impairment before goodwill.

As of December 31, 2009, the Company had aggregate intangible assets not subject to amortization of $176,000, and aggregate intangible assets subject to amortization of $2.5 million. As noted above, due to the substantial uncertainties in the current economic environment, further reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections could trigger additional impairment testing for these intangible assets, which may result in additional impairment losses.

Income taxes – Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2009 and 2008, Viad had gross deferred tax assets of $61.2 million and $51.4 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both December 31, 2009 and 2008, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In light of the Company’s recent operating losses, and the risks and uncertainties in the current economic environment, it is possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

Effective January 1, 2007, Viad adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (codified in FASB Accounting Standards Codification Topic 740), which provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a more-likely-than-not threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 1, 2007, the cumulative effect of applying the provisions of FIN 48 resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million and an increase to deferred tax assets of $3.2 million.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million (none as of December 31, 2009). In addition, as of December 31, 2009 and 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $407,000 and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. The Company recorded tax-related interest expense of $139,000, $1.2 million and $1.4 million, during 2009, 2008 and 2007, respectively.

During 2009, 2008 and 2007, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $3.5 million, $5.7 million and $3.1 million, respectively. These favorable tax resolutions primarily represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2009 and 2008. In addition, as of December 31, 2009 and 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $313,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

As of December 31, 2009, Viad did not have any unrecognized tax benefits for continuing operations; however, the Company had $407,000 of accrued tax-related interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that the entire amount of accrued interest could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.

The Company had been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues had been raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due, and $1.4 million of related interest). As of December 31, 2008, the total amount of $4.9 million was included in the consolidated balance sheets under the caption “Other current liabilities.” Viad paid the reassessments of $4.9 million in January 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. As of December 31, 2008, the amount of $1.9 million was included in the consolidated balance sheets under the caption “Other current assets.” The Company received these refunds in February 2009.

Insurance liabilities – Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.2 million as of December 31, 2009. Of this total, $16.1 million related to workers’ compensation liabilities and the remaining $6.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $8.5 million as of December 31, 2009, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.7 million, $8.3 million and $7.4 million in 2009, 2008 and 2007, respectively.

Pension and postretirement benefits – Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $820,000 to its funded pension plans and $800,000 to its unfunded pension plans in 2010.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $553,000 to the plans in 2010.

The assumed health care cost trend rate used in measuring the December 31, 2009 accumulated postretirement benefit obligation was ten percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2008 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2016 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2009 by approximately $1.5 million and the total of service and interest cost components by approximately $102,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2009 by approximately $1.3 million and the total of service and interest cost components by approximately $88,000.

The weighted-average discount rates used to determine the domestic funded pension, domestic unfunded pension and postretirement benefit obligations were 5.90 percent, 5.70 percent and 5.60 percent in 2009, respectively, and 6.90 percent for all plans in 2008. The weighted-average discount rates used to determine the foreign pension benefit obligations as of December 31, 2009 and 2008 were 5.60 percent and 7.00 percent, respectively. The weighted-average discount rates used to determine net periodic benefit cost for the domestic plans for 2009 and 2008 were 6.90 percent and 6.40 percent, respectively. The net periodic benefit cost for the foreign pension plans used weighted-average discount rates of 7.00 percent and 5.75 percent for 2009 and 2008, respectively. The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments.

The expected return on plan assets used to determine the domestic net periodic pension cost for 2009 and 2008 was 6.35 percent and 7.75 percent, respectively. The foreign pension plans used a rate of 6.50 percent for both 2009 and 2008. The expected return on plan assets used to determine net periodic postretirement benefit cost for 2009 and 2008 was 6.10 percent and 7.50 percent, respectively. See Note 15 of notes to consolidated financial statements.

Share-based compensation – Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. Viad issues shares related to its share-based compensation awards from shares held in treasury.

Share-based compensation expense recognized in the consolidated financial statements in 2009, 2008 and 2007 was $3.1 million, $6.2 million and $9.1 million, respectively. Furthermore, the total tax benefits related to such costs were $1.1 million, $2.3 million and $3.5 million in 2009, 2008 and 2007, respectively. No share-based compensation costs were capitalized during 2009, 2008 or 2007.

The fair value of restricted stock and performance-based restricted stock awards are based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility; the expected period of time the stock option will remain outstanding; the expected dividend yield on Viad common stock, and the risk-free interest rate. Changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s results of operations. See Note 2 of notes to consolidated financial statements.

Impact of Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). The Codification is effective for interim and annual reporting periods ending after September 15, 2009. Viad adopted SFAS No. 168 (codified in ASC Topic 105) on July 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (codified in ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 included the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (codified in ASC Topic 805). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. Viad adopted SFAS No. 141(R) on January 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified in ASC Topic 810). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park) on a retrospective basis for all periods presented. Accordingly, as of December 31, 2009 and 2008, Viad presented the noncontrolling interest of $7.1 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations reflect a separate presentation of total consolidated net income (loss), net income (loss) attributable to Viad and net income attributable to the noncontrolling interest. The net income attributable to the noncontrolling interest for 2009, 2008 and 2007 was $582,000, $550,000 and $764,000, respectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (codified in ASC Topic 815). SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Viad adopted SFAS No. 161 on January 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (codified in ASC Topic 350). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Viad adopted FSP FAS 142-3 on January 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During 2009, 2008 and 2007, Viad had certain non-vested restricted stock and non-vested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a retrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.05 and $0.04 for 2008 and 2007, respectively, and a reduction of diluted income per share of $0.02 for 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad adopted the provisions of FSP FAS 132(R)-1 on December 31, 2009. The adoption of FSP FAS 132(R)-1 did not have a material impact on Viad’s financial position or results of operations.

In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments (codified in ASC Topic 825). This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of

Financial Instruments,” for interim reporting periods, and also require disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Viad adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which did not have an impact on Viad’s financial position or results of operations.

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

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the first reporting period (including interim periods) beginning after issuance. Viad adopted ASU 2009-05 in the fourth quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.

Forward-Looking Statements:

As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, any deterioration in the economy and other risks discussed in Item 1A., “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this Annual Report.

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

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $31.3 million and $6.2 million as of December 31, 2009 and 2008, respectively. During 2009 and 2008, an unrealized foreign currency translation gain of $25.1 million and a loss of $41.7 million, respectively, were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. Accordingly, the operating results related to its Canadian subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 0.90, 0.97 and 0.95 for 2009, 2008 and 2007, respectively. Accordingly, Viad’s segment operating income has been unfavorably impacted by approximately $1.2 million in 2009 from the weakening of the Canadian dollar relative to the U.S. dollar as it relates to the translation of its Canadian operations. A hypothetical change of ten percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $1.5 million. The operating results related to its United Kingdom subsidiaries were translated into U.S. dollars at weighted-average exchange rates of 1.49, 1.92 and 2.01 for 2009, 2008 and 2007, respectively. Accordingly, Viad’s segment operating income has been unfavorably impacted by approximately $2.4 million in 2009 from the weakening of the British pound relative to the U.S. dollar. A hypothetical change of ten percent in the British pound exchange rate would have resulted in a change to operating income of approximately $758,000.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. The effect of changes in foreign exchange rates, net of the effect of the related forward contracts, has historically been immaterial to Viad’s consolidated results of operations. As of December 31, 2009 and 2008, Viad did not have any significant foreign currency forward contracts outstanding.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of December 31, 2009 Viad had variable rate debt outstanding of $6.9 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Assuming a hypothetical adverse change in short term interest rates of 50 and 100 basis points, Viad’s 2009 income from continuing operations before income taxes would have been lower by approximately $140,000 and $178,000, respectively. See Note 9 of notes to consolidated financial statements.

Viad’s subsidiaries have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2009 or 2008.

Item 8.	Financial Statements and Supplementary Data.

Refer to Index to Financial Statements on page 38 for required information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2009, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

During the fourth quarter of 2009, there were changes in the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. In particular, the Company continued the implementation of a new financial software module at certain city locations in which GES operates. The new software module includes pricing, order management, billing, and accounts receivable functionality. The implementation in the fourth quarter of 2009 was part of GES’ domestic implementation project for this new financial software module, as first reported in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009. The Company anticipates that the implementation of new software at GES will be completed by the end of 2010. The implementation of the new software was part of a planned systems upgrade at GES and was not made in response to any deficiency in the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 18, 2010, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” on page 10 of this Annual Report.

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

Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 18, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 18, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding director independence, and certain relationships and related transactions, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 18, 2010, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 18, 2010, and is incorporated herein by reference.

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

(b) Exhibits

See Exhibit Index.

(c) Financial Statement Schedules

Schedule II − Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 8th day of March, 2010.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 8, 2010	By: /s/ Paul B. Dykstra Paul B. Dykstra Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: March 8, 2010	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Chief Financial Officer Principal Accounting Officer

Date: March 8, 2010	By: /s/ G. Michael Latta G. Michael Latta Vice President-Controller

Directors

Wayne G. Allcott Daniel Boggan Jr. Isabella Cunningham Richard H. Dozer Jess Hay Robert C. Krueger Robert E. Munzenrider Albert M. Teplin
Date: March 8, 2010	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Attorney-in-Fact

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

Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on page 37 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Viad Corp
Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated March 8, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to a change in accounting method for the adoption of a new accounting standard for accounting for uncertainty in income taxes.

/s/  Deloitte & Touche llp
Deloitte & Touche LLP

Phoenix, Arizona
March 8, 2010

(This page intentionally left blank)

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands,
	except share data)

Assets
Current assets:
Cash and cash equivalents	$116,342	$148,040
Accounts receivable, net of allowance for doubtful accounts of $3,892 and $2,556, respectively	44,767	53,541
Inventories	44,818	52,311
Deferred income taxes	20,150	19,695
Asset held for sale	13,982	—
Other current assets	21,476	14,453

Total current assets	261,535	288,040
Property and equipment, net	155,000	165,415
Other investments and assets	29,069	26,560
Deferred income taxes	35,951	18,996
Goodwill	124,931	212,461
Other intangible assets, net	2,700	17,932

Total Assets	$609,186	$729,404

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,509	$57,702
Other current liabilities	85,077	109,059
Current portion of long-term debt and capital lease obligations	4,301	2,556

Total current liabilities	130,887	169,317
Long-term debt and capital lease obligations	8,487	10,087
Pension and postretirement benefits	32,767	25,121
Other deferred items and liabilities	52,414	57,790

Total liabilities	224,555	262,315

Commitments and contingencies (Notes 17 and 18)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	606,038	623,781
Retained earnings (deficit)	(16,405)	91,558
Unearned employee benefits and other	(5,954)	(7,881)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investments	154	(62)
Cumulative foreign currency translation adjustments	31,283	6,233
Unrecognized net actuarial loss and prior service credit	(8,385)	(3,673)
Common stock in treasury, at cost, 4,379,125 and 4,655,956 shares, respectively	(266,618)	(286,803)

Total Viad Corp stockholders’ equity	377,515	460,555
Noncontrolling interest	7,116	6,534

Total stockholders’ equity	384,631	467,089

Total Liabilities and Stockholders’ Equity	$609,186	$729,404

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
	(in thousands,
	except per share data)

Revenues:
Convention and event services	$582,969	$804,546	$719,930
Exhibits and environments	147,533	229,694	199,549
Travel and recreation services	75,302	86,621	84,222

Total revenues	805,804	1,120,861	1,003,701

Costs and expenses:
Costs of services	636,249	814,214	725,916
Costs of products sold	165,367	224,645	209,221
Business interruption insurance proceeds	—	—	(146)
Corporate activities	5,607	7,534	9,239
Interest income	(579)	(3,242)	(6,130)
Interest expense	1,690	1,757	1,658
Restructuring charges	14,054	506	1,375
Goodwill impairment losses	98,304	6,500	—
Intangible asset impairment losses	14,005	3,731	—
Other impairment losses (recoveries)	4,554	1,000	(172)

Total costs and expenses	939,251	1,056,645	940,961

Income (loss) from continuing operations before income taxes	(133,447)	64,216	62,740
Income tax expense (benefit)	(28,639)	20,678	19,428

Income (loss) from continuing operations	(104,808)	43,538	43,312
Income from discontinued operations	679	385	2,049

Net income (loss)	(104,129)	43,923	45,361
Net income attributable to noncontrolling interest	(582)	(550)	(764)

Net income (loss) attributable to Viad	$(104,711)	$43,373	$44,597

Diluted income (loss) per common share
Income (loss) from continuing operations attributable to Viad
common stockholders	$(5.28)	$2.08	$2.04
Income from discontinued operations attributable to Viad
common stockholders	0.03	0.02	0.10

Net income (loss) attributable to Viad common stockholders	$(5.25)	$2.10	$2.14

Weighted-average outstanding and potentially dilutive
common shares	19,960	20,493	20,886

Basic income (loss) per common share
Income (loss) from continuing operations attributable to Viad
common stockholders	$(5.28)	$2.08	$2.04
Income from discontinued operations attributable to Viad
common stockholders	0.03	0.02	0.10

Net income (loss) attributable to Viad common stockholders	$(5.25)	$2.10	$2.14

Weighted-average outstanding common shares	19,960	20,172	20,423

Dividends declared per common share	$0.16	$0.16	$0.16

Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$(105,390)	$42,988	$42,548
Income from discontinued operations	679	385	2,049

Net income (loss)	$(104,711)	$43,373	$44,597

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2009	2008	2007
	(in thousands)

Net income (loss)	$(104,129)	$43,923	$45,361

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $137, $(347) and $(11)	216	(543)	(17)
Unrealized gains (losses) on derivative financial instruments:
Holding gains arising during the period, net of tax expense of $90	—	—	141
Reclassifications from other comprehensive income to net income, net of tax benefit of $19	—	—	(38)
Unrealized foreign currency translation adjustments	25,050	(41,672)	24,367
Pension and postretirement benefit plans:
Amortization of net actuarial loss, net of tax expense (benefit) of $(2,859), $(755) and $1,918	(4,164)	(1,219)	2,096
Amortization of prior service credit, net of tax benefit of $353, $483 and $484	(548)	(757)	(758)

Total other comprehensive income (loss)	20,554	(44,191)	25,791

Comprehensive income (loss)	(83,575)	(268)	71,152
Comprehensive income attributable to noncontrolling interest	(582)	(550)	(764)

Comprehensive income (loss) attributable to Viad	$(84,157)	$(818)	$70,388

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
	(in thousands)

Cash flows from operating activities
Net income (loss)	$(104,129)	$43,923	$45,361
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	28,269	28,048	22,893
Deferred income taxes	(8,349)	6,267	(4,148)
Income from discontinued operations	(679)	(385)	(2,049)
Restructuring charges	14,054	506	1,375
Impairment charges (recoveries)	116,863	11,231	(172)
Gains on dispositions of property and other assets	(18)	(77)	(482)
Share-based compensation expense	3,093	6,246	9,129
Tax benefit from share-based compensation arrangements	—	562	2,321
Excess tax benefit from share-based compensation arrangements	—	(361)	(1,533)
Other non-cash items, net	6,714	4,570	3,522
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	5,834	(420)	(921)
Inventories	7,493	1,381	(6,107)
Accounts payable	(15,623)	(10,416)	15,282
Restructuring liabilities	(7,587)	(2,434)	(3,604)
Accrued compensation	(17,620)	(8,292)	8,280
Customer deposits	(1,600)	(4,713)	5,600
Income taxes payable	(4,660)	(6,110)	14,932
Other assets and liabilities, net	(28,302)	(3,919)	(27,462)

Net cash provided by (used in) operating activities	(6,247)	65,607	82,217

Cash flows from investing activities
Capital expenditures	(21,315)	(39,046)	(33,259)
Proceeds from dispositions of property and other assets	76	281	1,044
Acquisition of businesses, net of cash acquired	—	(23,334)	(34,291)
Proceeds from sale of short-term investments	—	3,980	—
Purchase of short-term investments	—	—	(3,719)
Settlement of land participation interest — discontinued operations	—	—	2,500

Net cash used in investing activities	(21,239)	(58,119)	(67,725)

Cash flows from financing activities
Payments on debt and capital lease obligations	(3,715)	(2,679)	(2,415)
Dividends paid on common stock	(3,292)	(3,302)	(3,325)
Common stock purchased for treasury	(1,233)	(17,353)	(28,188)
Debt issuance costs	(277)	—	—
Excess tax benefits from share-based compensation arrangements	—	361	1,533
Proceeds from exercise of stock options	—	3,759	2,342

Net cash used in financing activities	(8,517)	(19,214)	(30,053)

Effect of exchange rate changes on cash and cash equivalents	4,305	(5,303)	2,557

Net decrease in cash and cash equivalents	(31,698)	(17,029)	(13,004)
Cash and cash equivalents, beginning of year	148,040	165,069	178,073

Cash and cash equivalents, end of year	$116,342	$148,040	$165,069

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$10,158	$18,125	$22,060

Interest	$1,309	$1,323	$1,658

Equipment acquired under capital leases	$3,511	$1,042	$1,222

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
			Retained	Employee	Other	Common	Total	Non-	Total
	Common	Additional	Earnings	Benefits	Comprehensive	Stock in	Viad	Controlling	Stockholders’
	Stock	Capital	(Deficit)	and Other	Income	Treasury	Equity	Interest	Equity
					(in thousands)

Balance, January 1, 2007	$37,402	$637,177	$20,065	$(14,214)	$20,898	$(271,405)	$429,923	$5,220	$435,143
Net income	—	—	44,597	—	—	—	44,597	764	45,361
Dividends on common stock	—	—	(3,325)	—	—	—	(3,325)	—	(3,325)
Common stock purchased for treasury	—	—	—	—	—	(28,188)	(28,188)	—	(28,188)
Employee benefit plans	—	(10,756)	—	4,523	—	7,557	1,324	—	1,324
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000	—	1,000
Employee Equity Trust adjustment to market value	—	63	—	(63)	—	—	—	—	—
Share-based compensation – equity awards	—	6,294	—	—	—	—	6,294	—	6,294
Tax benefits from share-based compensation	—	2,321	—	—	—	—	2,321	—	2,321
Unrealized foreign currency translation adjustment	—	—	—	—	24,367	—	24,367	—	24,367
Unrealized gain on derivatives	—	—	—	—	103	—	103	—	103
Unrealized loss on investments	—	—	—	—	(17)	—	(17)	—	(17)
Amortization of prior service credit	—	—	—	—	(758)	—	(758)	—	(758)
Amortization of net actuarial loss	—	—	—	—	2,096	—	2,096	—	2,096
FIN 48 transition adjustment	—	—	(9,950)	—	—	—	(9,950)	—	(9,950)
Other, net	—	—	58	—	—	—	58	—	58

Balance, December 31, 2007	37,402	635,099	51,445	(8,754)	46,689	(292,036)	469,845	5,984	475,829
Net income	—	—	43,373	—	—	—	43,373	550	43,923
Dividends on common stock	—	—	(3,302)	—	—	—	(3,302)	—	(3,302)
Common stock purchased for treasury	—	—	—	—	—	(17,353)	(17,353)	—	(17,353)
Employee benefit plans	—	(18,226)	—	—	—	22,586	4,360	—	4,360
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000	—	1,000
Share-based compensation – equity awards	—	6,219	—	—	—	—	6,219	—	6,219
Tax benefits from share-based compensation	—	562	—	—	—	—	562	—	562
Unrealized foreign currency translation adjustment	—	—	—	—	(41,672)	—	(41,672)	—	(41,672)
Unrealized loss on investments	—	—	—	—	(543)	—	(543)	—	(543)
Amortization of prior service credit	—	—	—	—	(757)	—	(757)	—	(757)
Amortization of net actuarial loss	—	—	—	—	(1,219)	—	(1,219)	—	(1,219)
SFAS No. 158 transition adjustment	—	—	(10)	—	—	—	(10)	—	(10)
Other, net	—	127	52	(127)	—	—	52	—	52

Balance, December 31, 2008	37,402	623,781	91,558	(7,881)	2,498	(286,803)	460,555	6,534	467,089
Net income (loss)	—	—	(104,711)	—	—	—	(104,711)	582	(104,129)
Dividends on common stock	—	—	(3,292)	—	—	—	(3,292)	—	(3,292)
Common stock purchased for treasury	—	—	—	—	—	(1,233)	(1,233)	—	(1,233)
Employee benefit plans	—	(21,398)	—	(30)	—	21,398	(30)	—	(30)
ESOP allocation adjustment	—	—	—	1,964	—	—	1,964	—	1,964
Share-based compensation – equity awards	—	4,899	—	—	—	—	4,899	—	4,899
Tax deficiencies from share-based compensation	—	(1,251)	—	—	—	—	(1,251)	—	(1,251)
Unrealized foreign currency translation adjustment	—	—	—	—	25,050	—	25,050	—	25,050
Unrealized gain on investments	—	—	—	—	216	—	216	—	216
Amortization of prior service credit	—	—	—	—	(548)	—	(548)	—	(548)
Amortization of net actuarial loss	—	—	—	—	(4,164)	—	(4,164)	—	(4,164)
Other, net	—	7	40	(7)	—	20	60	—	60

Balance, December 31, 2009	$37,402	$606,038	$(16,405)	$(5,954)	$23,052	$(266,618)	$377,515	$7,116	$384,631

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Nature of Business

In July 2009, Viad announced a strategic reorganization to enhance shareholder value by aligning its brands and operations into two operating groups: the Marketing & Events Group and the Travel & Recreation Group. The operating groups are supported by a Corporate Services Group that centralizes responsibility for various corporate functions.

The Marketing & Events Group is comprised of:

(1) The GES segment, which included the following companies as of July 2009: GES Exposition Services, Inc. (“GES Exposition Services”) and its affiliated companies (including Melville Exhibition and Event Services Limited and Corporate Technical Services Limited (collectively “Melville”) and GES Exposition Services (Canada) Limited).

(2) The Experiential Marketing Services segment, which included the following companies as of July 2009: Exhibitgroup/Giltspur, a division of Viad Corp, and its affiliated companies (including SDD Exhibitions Limited and Voblo Verwaltungs GmbH); and The Becker Group, Ltd. (“Becker Group”), acquired January 2008.

Immediately following the close of business on December 31, 2009, substantially all of the domestic operations of the Marketing & Events Group were combined into one legal entity by transferring all of the assets and third party liabilities of Exhibitgroup/Giltspur, Becker Group and other related entities into GES Exposition Services, Inc. The only domestic company not a part of this transfer was ExpoServices, which continues to operate as a separate company providing specialized installation and dismantling services to exhibitor clients.

On February 2, 2010, GES Exposition Services changed its name to Global Experience Specialists, Inc., a name describing the nature of the consolidated enterprise. The services provided under the Company’s brands of “Exhibitgroup/Giltspur” and “Becker Group” are now provided under the “Global Experience Specialists” brand. For the purposes of describing the businesses, the consolidated financial statements will continue to reference GES Exposition Services as representing the GES segment, and Exhibitgroup/Giltspur and Becker Group as representing the Experiential Marketing Services segment, although these business units are currently operating under the Global Experience Specialists brand.

Viad’s reporting segments consist of the following:

Marketing & Events Group:

GES – The GES reportable segment (“GES”) consists of the business unit formerly known as “GES Exposition Services” and its affiliated companies, including Melville and GES Exposition Services (Canada) Limited. GES provides exhibition and event services throughout North America and the United Kingdom consisting of: show planning and production; floor plan design and layout; decorating, graphics and signage, and furniture, carpet and fixture procurement and rental. These services are provided to a variety of show organizers, including venues, trade associations and show management companies. GES’ customer base also includes exhibitors for which GES provides exhibit design, construction, refurbishment, storage and rental services, including related show services such as logistics and transportation; material handling, electrical, plumbing, rigging and cleaning, and exhibit installation and dismantling.

Experiential Marketing Services − This segment specializes worldwide in providing face-to-face marketing services by combining the core services of custom exhibit design, construction and marketing expertise with its ability to provide complete event program management for clients. Experiential Marketing Services’ clients are primarily major domestic and international corporations. This segment’s exhibition and event services include: custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications and customer relationship management; staff training; event surveys; program management and planning; logistics management;

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

maintenance and warehousing; in-house installation and dismantling; show services; online program management tools; and multimedia services. This segment also provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing tours and other face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. Experiential Marketing Services also offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation of retail merchandising units, kiosks and holiday environments for shopping centers and lifestyle centers, including those owned by some of the top retail real estate developers in the world. The segment also provides construction and installation services for permanent installations, including museums, corporate lobbies, visitors centers, showrooms, and retail interiors. Due to their similar economic and other characteristics, Exhibitgroup/Giltspur and Becker Group were aggregated for purposes of segment disclosure.

Travel & Recreation Group − The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”), and their related affiliates. Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Ice Explorer Tours, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park, which is an 80 percent owned subsidiary of Viad, operates four historic lodges and three motor inns and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Due to their similar economic and other characteristics, Brewster and Glacier Park were aggregated for purposes of segment disclosure.

Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

−	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

−	Estimated fair value of intangible assets with indefinite lives, for purposes of impairment testing;

−	Estimated allowances for uncollectible accounts receivable;

−	Estimated provisions for income taxes, including uncertain tax positions;

−	Estimated valuation allowances related to deferred tax assets;

−	Estimated liabilities for losses related to self-insured liability claims;

−	Estimated liabilities for losses related to environmental remediation obligations;

−	Estimated sublease income associated with restructuring liabilities;

−	Assumptions used to measure pension and postretirement benefit costs and obligations;

−	Assumptions used to determine share-based compensation costs under the fair value method; and

−	Allocation of purchase price of acquired businesses.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

equipment, 3 to 12 years; and leasehold improvements, over the shorter of the lease term or useful life. Property and equipment are tested for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable through undiscounted cash flows. Assets held for sale are stated at the lower of carrying amount or fair value, less cost to sell.

Capitalized Software.  Viad capitalizes certain internal and external costs incurred in developing or obtaining internal use software. Capitalized costs principally relate to costs incurred to purchase software from third parties, external direct costs of materials and services, and certain payroll-related costs for employees directly associated with software projects once application development begins. Costs associated with preliminary project activities, training and other post-implementation activities are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from three to ten years. These costs are included in the consolidated balance sheets under the caption “Property and equipment, net.”

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

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

Derivative Financial Instruments.  Periodically, Viad’s subsidiaries utilize forward contracts to mitigate the effects of foreign currency exchange rate fluctuations on certain foreign denominated revenue transactions. The term of the forward contracts is generally less than 12 months and is consistent with the anticipated timing of the related transactions. The Company does not use derivative financial instruments for trading or speculative purposes. The forward contracts are recorded as either assets or liabilities in the consolidated balance sheets at fair value, and are marked-to-market based on the quoted market prices of comparable contracts. The change in fair value of the contracts (gains or losses) is recognized directly in earnings or in other comprehensive income depending on whether the contracts qualify for, and were formally designated as, accounting hedges at their inception. A derivative that does not qualify as an accounting hedge will be reflected at fair value, with changes in value recognized through earnings. As of December 31, 2009 and 2008, Viad did not have any significant foreign currency forward contracts outstanding.

Revenue Recognition.  Viad’s revenue recognition policies are as follows:

Viad recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectibility is reasonably assured. GES and Experiential Marketing Services businesses derive revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction, refurbishment of exhibit booths and holiday themed environments. Service revenue is recognized at the time services are performed. Exhibits and environments revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing. Viad’s Travel & Recreation Group generates revenues through its attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.

Share-Based Compensation.  Viad recognizes and measures compensation costs related to all share-based payment awards using the fair value method of accounting. These awards generally include restricted stock, performance-based restricted stock (“PBRS”), stock options and liability-based awards (including performance units, restricted stock units and performance-based restricted stock units).

The fair value of restricted stock and PBRS awards are based on Viad’s stock price on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Share-based compensation expense related to restricted stock is recognized using the straight-line method over the requisite service period of approximately three years except for certain awards with a five year vesting period whereby expense is recognized based on an accelerated multiple-awards approach over a five year period.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Share-based compensation expense related to stock option awards is recognized using the straight-line method over the requisite service period of approximately five years.

Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. To the extent earned, liability-based awards are settled in cash based on Viad’s stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

Common Stock in Treasury.  Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income Per Common Share.  Prior to January 1, 2008, Viad funded its matching contributions to employees’ 401(k) accounts through a leveraged Employee Stock Ownership Plan (“ESOP”). Effective as of December 31, 2007, the ESOP was merged into Viad’s 401(k) defined contribution plan, the Viad Corp Capital Accumulation Plan (the “401(k) Plan”). ESOP shares are treated as outstanding for income per share calculations.

Impact of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). The Codification is effective for interim and annual reporting periods ending after September 15, 2009. Viad adopted SFAS No. 168 (codified in ASC Topic 105) on July 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (codified in ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 generally applies under other accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions and other limited exceptions. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, Viad adopted the applicable provisions of SFAS No. 157 on January 1, 2008, which did not have a material impact on Viad’s financial position or results of operations. The nonfinancial assets and liabilities for which Viad had not applied the disclosure provisions of SFAS No. 157 included the fair value measurements related to goodwill impairment testing, indefinite lived intangible asset impairment testing and the nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods. Viad adopted the remaining provisions of SFAS No. 157 on January 1, 2009, which did not have a material impact on Viad’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (codified in ASC Topic 805). SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any noncontrolling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition,

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration and other aspects of business combinations. Viad adopted SFAS No. 141(R) on January 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified in ASC Topic 810). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. Viad adopted SFAS No. 160 on January 1, 2009, and has presented the amounts related to its noncontrolling interest (20 percent noncontrolling interest in Glacier Park) on a retrospective basis for all periods presented. Accordingly, as of December 31, 2009 and 2008, Viad presented the noncontrolling interest of $7.1 million and $6.5 million, respectively, as a component of equity within the consolidated balance sheets. Furthermore, Viad’s consolidated statements of operations reflect a separate presentation of total consolidated net income (loss), net income (loss) attributable to Viad and net income attributable to the noncontrolling interest. The net income attributable to the noncontrolling interest for 2009, 2008 and 2007 was $582,000, $550,000 and $764,000, respectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (codified in ASC Topic 815). SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities to improve financial reporting and enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Viad adopted SFAS No. 161 on January 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (codified in ASC Topic 350). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Viad adopted FSP FAS 142-3 on January 1, 2009, which did not have an impact on Viad’s financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. During 2009, 2008 and 2007, Viad had certain non-vested restricted stock and non-vested performance-based restricted stock awards outstanding, which were subject to the provisions of FSP EITF 03-6-1 as such awards contain nonforfeitable dividend rights. Viad adopted FSP EITF 03-6-1 on January 1, 2009, and accordingly, applied the two-class method of calculating earnings per share on a retrospective basis for all periods presented. The adoption of FSP EITF 03-6-1 resulted in a reduction of basic income per share of $0.05 and $0.04 for 2008 and 2007, respectively, and a reduction of diluted income per share of $0.02 for 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (codified in ASC Topic 715). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. The required disclosures include information regarding investment policies and strategies, categories of plan assets, fair value measurements of plan assets and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, Viad adopted the provisions of FSP FAS 132(R)-1 on December 31, 2009. The adoption of FSP FAS 132(R)-1 did not have a material impact on Viad’s financial position or results of operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

In April 2009, the FASB issued a series of FASB Staff Positions, which provide guidance related to fair value disclosures and measurements, and other-than-temporary impairments (codified in ASC Topic 825). This new guidance includes FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 require that public companies disclose the fair value of their financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for interim reporting periods, and also require disclosure of the methods and significant assumptions used to estimate the fair value of their financial instruments. The FSP is effective for interim reporting periods ending after June 15, 2009. Viad adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, which did not have an impact on Viad’s financial position or results of operations.

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

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the first reporting period (including interim periods) beginning after issuance. Viad adopted ASU 2009-05 in the fourth quarter of 2009, which did not have a material impact on Viad’s financial position or results of operations.

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

Share-based compensation expense recognized in the consolidated financial statements in 2009, 2008 and 2007 was $3.1 million, $6.2 million and $9.1 million, respectively. In addition, $767,000 of costs associated with share-based compensation was included in restructuring expense in 2009. Furthermore, the total tax benefits related to such costs were $1.1 million, $2.3 million and $3.5 million in 2009, 2008 and 2007, respectively. No share-based compensation costs were capitalized during 2009, 2008 or 2007.

Restricted stock awards of 234,333, 104,385 and 80,100 shares were granted during 2009, 2008 and 2007, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $15.56, $33.79 and $38.61, respectively. The grant date fair value of restricted stock that vested during 2009, 2008 and 2007 was $6.0 million, $2.3 million and $576,000, respectively. All restricted stock awards granted prior to 2009 were for a three year period. Beginning in 2009 Viad

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

granted shares of restricted stock with a five year vesting period to certain individuals where 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates. All other restricted stock awards granted in 2009 were for a three year period. Share-based compensation expense related to restricted stock awards was $3.0 million, $3.3 million and $3.8 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, the total unrecognized costs related to non-vested restricted stock awards granted was $3.2 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.0 years.

During 2009, 2008 and 2007, Viad also granted PBRS awards of 164,200, 55,000 and 33,400 shares, respectively, at weighted-average grant date fair values (based on the fair market value on the date of grant) of $15.36, $33.84 and $38.44, respectively. The grant date fair value of PBRS that vested during 2009, 2008 and 2007 was $1.6 million, $1.6 million and $1.4 million, respectively. Share-based compensation expense related to PBRS awards was $626,000, $1.6 million and $1.5 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, the total unrecognized costs related to non-vested PBRS awards granted was $154,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.0 years. During 2009, 2008 and 2007, the Company repurchased 72,294 shares for $1.2 million, 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested share-based awards.

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

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Balance at January 1, 2007	295,225	$30.02	109,788	$28.79
Granted	80,100	38.61	33,400	38.44
Vested	(23,875)	24.12	(51,276)	27.81
Forfeited	(5,650)	31.13	—	—

Balance at December 31, 2007	345,800	32.40	91,912	32.85
Granted	104,385	33.79	55,000	33.84
Vested	(86,600)	26.30	(52,084)	30.79
Forfeited	(5,300)	34.70	—	—

Balance at December 31, 2008	358,285	34.25	94,828	34.56
Granted	234,333	15.56	164,200	15.36
Vested	(189,462)	31.48	(46,701)	34.21
Forfeited	(12,346)	27.81	(37,400)	15.19

Balance at December 31, 2009	390,810	24.59	174,927	20.77

In addition to the awards in the table above, during 2009, Viad granted 13,700 restricted stock units and 13,900 PBRS units to key employees at certain of the Company’s Canadian operations. As of December 31, 2009, Viad had a liability recorded of $151,000 related to these awards.

During 2008 and 2007, Viad granted awards of units under the performance unit incentive plan (“PUP”) to key employees of 102,960 and 67,260 units, respectively. As of December 31, 2009 and 2008, Viad had liabilities recorded of $23,000 and $2.9 million related to the PUP awards. Share-based compensation expense related to the PUP awards was a credit of $1.1 million, expense of $27,000 and expense of $2.8 million in 2009, 2008 and 2007, respectively. The PUP award for the 2007-2009 period vested effective December 31, 2009 and will be distributed in March 2010. The PUP award for the 2006-2008 period vested effective December 31, 2008 and a payout of $1.8 million was distributed in March 2009. The PUP award for the 2005-2007 period vested effective December 31, 2007 and a payout of $6.7 million was distributed in March 2008. No PUP awards were granted in 2009 and no other PUP awards vested during 2009, 2008 or 2007. Furthermore, there were no other cash settlements of PUP awards or any other share-based compensation awards.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Stock options granted since 2004 are for contractual terms of seven years and become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after the grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of ten years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were for a contractual term of ten years and were exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant. The exercise price of stock options is based on the market value of Viad’s common stock at the date of grant. Stock options granted also contain certain forfeiture and non-compete provisions. Share-based compensation expense related to stock option awards was $469,000, $1.3 million and $993,000 for 2009, 2008 and 2007, respectively. As of December 31, 2009, the total unrecognized cost related to non-vested stock option awards was $247,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.9 years.

During 2009, no stock options were granted or exercised. The aggregate intrinsic value related to stock options outstanding as of December 31, 2009 and 2008 was $76,000 and $588,000. The aggregate intrinsic value was based on the weighted-average exercise price of $19.57 and $22.77 and Viad’s closing stock price of $20.63 and $24.74 as of December 31, 2009 and 2008, respectively. The total intrinsic value of stock option awards exercised during 2008 and 2007 was $4.5 million and $4.4 million. The grant date fair value of stock options that vested during 2009 was $645,000, $603,000 and $580,000 for 2009, 2008 and 2007, respectively. During 2008 and 2007, Viad received cash proceeds from the exercise of stock options of $3.8 million and $2.3 million. The actual tax benefits realized for the tax deductions related to the exercise of stock options and vesting of restricted stock and performance-based awards was $562,000 and $2.3 million for 2008 and 2007, respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007

Estimated fair value of stock options granted	$8.27	$10.96
Expected dividend yield	0.5%	0.4%
Expected volatility	25.7%	22.8%
Expected life	5 years	5 years
Risk-free interest rate	2.77%	4.64%

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

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at January 1, 2007	836,912	$24.19	600,707
Granted	21,400	38.44
Exercised	(113,957)	21.86
Forfeited or expired	(16,917)	26.11

Options outstanding at December 31, 2007	727,438	24.93	548,117
Granted	36,600	31.37
Exercised	(145,009)	22.56
Forfeited or expired	(12,369)	25.65

Options outstanding at December 31, 2008	606,660	25.86	459,612
Forfeited or expired	(64,942)	26.88

Options outstanding at December 31, 2009	541,718	25.74	462,683

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$18.40 to $20.77	72,408	2.9 years	$19.58	72,408	$19.58
$22.29 to $24.05	97,570	1.0 years	23.88	97,570	23.88
$24.22 to $26.07	154,065	2.0 years	25.12	146,065	25.14
$26.31 to $26.49	144,850	2.1 years	26.34	117,240	26.35
$30.82 to $38.44	72,825	4.2 years	34.48	29,400	34.06

$18.40 to $38.44	541,718	2.2 years	25.74	462,683	24.88

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company. As of December 31, 2009, there were 40,885 of such options outstanding and exercisable, both with exercise prices ranging from $17.74 to $26.31. The weighted-average remaining contractual life of these options outstanding was approximately 1.4 years. During 2009, no options were exercised by MoneyGram employees.

Viad’s stock options generally contain contingent cash settlement features upon a change of control of the Company. Management believes this cash settlement event is not considered probable, and therefore, the outstanding stock options are accounted for as equity awards and not considered liability awards. Although not considered probable, the cash settlement contingency is deemed to be outside the control of Viad. Accordingly, Viad’s stock options are subject to the provisions of SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks” and Emerging Issues Task Force (“EITF”) Issue No. D-98, “Classification and Measurement of Redeemable Securities.” This guidance generally specifies that when the redemption of instruments (within its scope) is outside the control of the issuer, certain amounts should be classified outside of permanent equity on the balance sheet. As of December 31, 2009 and 2008, Viad has not recorded any amounts related to stock options outside of permanent equity as there was no intrinsic value (in-the-money redemption amount) related to Viad’s stock options on the date of grant. As noted above, the exercise price of Viad’s stock option grants is based on the fair market value of the underlying common stock on the date of grant.

Note 3.	Impairment Losses and Recoveries

During the third quarter of 2009, Viad revised downward its forecast for future revenues and earnings in its Marketing & Events Group based on continued declines in trade show marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company had projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed a preliminary interim impairment evaluation of goodwill, other intangible assets, and certain other long-lived assets.

As a result of the preliminary evaluation in the third quarter of 2009, Viad recorded aggregate goodwill impairment losses of $98.3 million related to its Marketing & Events Group, which was included in the consolidated statements of operations under the caption “Goodwill impairment losses.” The aggregate goodwill impairment losses consisted of $93.2 million at the GES reporting segment (including Melville) and $5.1 million at Becker Group, which is included in the Experiential Marketing Services reporting segment. Management finalized the impairment evaluation during the fourth quarter of 2009 concurrent with its required annual impairment testing, which did not result in any adjustments to the amounts initially recorded.

As a result of the factors discussed above, Viad also performed interim and annual impairment evaluations of other intangible assets during 2009 in conjunction with its goodwill impairment testing. As a result, the Company recorded aggregate other intangible asset impairment losses of $14.0 million during 2009, which were included in the consolidated statements of operations under the caption “Intangible asset impairment losses.” Of the total amount, $11.4 million was recorded during the third quarter of 2009, and consisted of $8.9 million of impairment losses related to a trade name, customer relationships, design libraries and proprietary technology intangible assets at Becker Group and $2.5 million related to a trade name at Melville (GES’ United Kingdom reporting unit). During the fourth quarter of 2009, the Company recorded impairment losses of $2.6 million related to various trade names at GES and Becker Group. The fourth quarter impairment losses resulted primarily from consolidation and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

integration activities within the Marketing & Events Group. Viad also recorded impairment losses of $1.7 million during 2009 related to touring exhibit assets at Becker Group and a loss of $2.9 million related to the write-down of a non-strategic asset held in the Travel & Recreation Group, which were included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).” See Notes 6 and 7.

Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The Company also uses an income approach to measure the estimated fair values of the intangible assets and long-lived assets for which the above impairment losses were recognized. The estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to different results. As of December 31, 2009, Viad had remaining goodwill of $124.9 million and other intangible assets of $2.7 million recorded in its consolidated balance sheets. The amount of goodwill assigned to each of GES’ reporting units in the United States, the United Kingdom (Melville) and Canada was $62.7 million, $13.8 million and $8.6 million, respectively, as of December 31, 2009. The amount of goodwill assigned to the Brewster reporting unit as of December 31, 2009 was $39.8 million. The entire amount of goodwill previously assigned to the Becker Group reporting unit has been written off. Furthermore, as a result of the Company’s most recent analysis performed in the fourth quarter of 2009, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 35 percent, 52 percent and 54 percent, respectively, for each of GES’ reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 46 percent as of the most recent impairment test. Due to the substantial uncertainties in the current economic environment, further reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional impairment testing, which may result in additional impairment losses.

During the fourth quarter of 2008, Viad performed an impairment evaluation of goodwill and other intangible assets. During this time frame, Viad reduced its future revenue, operating income and cash flow forecasts as the Company determined that the global economic downturn would lead to overall lower customer spending for its goods and services. As a result of these facts and circumstances, Viad recorded a goodwill impairment loss of $6.5 million related to the Becker Group reporting unit, which was included in the consolidated statements of operations under the caption “Goodwill impairment losses.” In addition, the Company recorded aggregate other intangible asset impairment losses of $3.7 million, which were included in the consolidated statements of operations under the caption “Intangible asset impairment losses.” Of the total amount, $1.1 million of other intangible asset impairments related to a trade name and a contract-based intangible asset at Becker Group and $2.6 million of other intangible asset impairments related to trade names and customer-related intangible assets at GES’ United Kingdom reporting unit (Melville). Viad also recorded an impairment loss of $1.0 million related to one of its touring exhibit assets at Becker Group, which was included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).”

During 2007, Viad recorded insurance recoveries of $172,000 related to property claims associated with Hurricane Katrina, which was included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).” Furthermore, during 2007, Viad recorded settlements of business interruption claims of $146,000, which was included in the consolidated statements of operations under the caption “Business interruption insurance proceeds.”

Note 4.	Acquisition of Businesses

On January 4, 2008, Viad completed the acquisition of Becker Group, which provides experiential marketing services including large-scale holiday-themed events and experiences. The operating results of Becker Group have been included in Viad’s consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. The following condensed

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

balance sheet information represents the amounts assigned to each major asset and liability caption of Becker Group as of the date of acquisition:

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

The Company initially recorded $11.6 million of goodwill in connection with the transaction, which was included in the Experiential Marketing Services reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill included Becker Group’s strong presence and reputation in its established markets, future growth opportunities and its experienced management team. The goodwill related to the Becker Group acquisition was not deductible for tax purposes. The amounts initially assigned to other intangible assets included $3.7 million of trademarks and trade names not subject to amortization and $11.3 million of intangible assets subject to amortization. The amortizable intangible assets consisted of $7.8 million of customer contracts and relationships, $2.0 million of design libraries, $1.2 million of non-compete agreements and $233,000 of proprietary technology.

During 2009 and 2008, Viad recorded goodwill impairment losses related to Becker Group of $5.1 million and $6.5 million, respectively. Additionally, during 2009 and 2008, Viad recorded impairment losses related to other intangible assets of $9.2 million and $1.1 million, respectively, and impairment losses related to certain other long-lived assets of $1.7 million and $1.0 million, respectively. As of December 31, 2009, there was no remaining goodwill related to Becker Group, and the remaining amount of other intangible assets was $1.8 million, all of which is subject to amortization. The weighted-average amortization period of the aggregate amortized intangible assets as of December 31, 2009 was approximately 4.1 years. See Notes 3 and 7.

On February 1, 2007, Viad completed, through its wholly-owned United Kingdom subsidiary GES Service Companies Limited, the acquisition of Melville Exhibition and Event Services Limited and affiliated company, Corporate Technical Services Limited. Melville is the leading exhibition services contractor in the United Kingdom and provides a full spectrum of organizer and exhibitor services. The acquisition of Melville expands GES’ operations to the major exhibition facilities within the United Kingdom. The operating results of Melville have been included in Viad’s consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company paid $34.4 million in cash and incurred $565,000 of direct acquisition costs, which were capitalized in the purchase price. In addition, the Company capitalized $1.7 million of restructuring costs related to the transaction. These costs primarily related to the planned consolidation of duplicate facilities at Melville, as well as severance and certain other employee benefit costs. The restructuring costs were recognized as a liability on the date of acquisition, which resulted in additional goodwill. See Note 16.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

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

The Company initially recorded $31.8 million of goodwill in connection with the transaction, which was included in the GES reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill included; Melville’s longstanding presence and reputation in its established markets, its experienced management team and assembled workforce, and economic benefits expected to be derived through GES’ worldwide network. The goodwill related to the Melville acquisition is deductible for tax purposes over a period of 15 years. The amounts initially assigned to other intangible assets included $7.7 million of trademarks and trade names not subject to amortization and $3.4 million of intangible assets subject to amortization. The amortizable intangible assets consisted of $3.1 million of customer relationships and customer contracts and $299,000 of other intangible assets.

During 2009, Viad recorded a goodwill impairment loss related to Melville of $12.1 million. Additionally, during 2009 and 2008, Viad recorded impairment losses related to other intangible assets of $4.6 million and $2.6 million, respectively. As of December 31, 2009, there was $13.8 million of goodwill remaining at Melville, and the remaining amount of other intangible assets was $401,000, all of which is subject to amortization. As of December 31, 2009, the amortizable intangible assets are expected to be amortized in the consolidated financial statements over a weighted-average amortization period of approximately 3.0 years. See Notes 3 and 7.

The following table summarizes the unaudited pro forma results of operations attributable to Viad for 2007, assuming that the acquisitions of Becker Group and Melville had both been completed at the beginning of the year:

(in thousands, except per share data)

Revenue	$1,033,484
Income from continuing operations	$40,915
Net income	$42,964
Diluted net income per share	$2.06
Basic net income per share	$2.06

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

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

On April 13, 2007, Brewster acquired Lake Minnewanka Boat Tours (“Minnewanka”), a tour boat operator in Banff, Alberta, Canada, for $2.2 million in cash including direct acquisition costs. Viad’s consolidated financial statements include the results of operations of Minnewanka from the date of acquisition. The historical results of operations of Minnewanka were not significant to Viad’s consolidated results of operations for the years presented. The allocation of the aggregate purchase price included: tangible assets of $1.9 million, assumed liabilities of $456,000, goodwill of $490,000 and other intangible assets of $277,000. The amounts assigned to other intangible assets included $85,000 of intangible assets subject to amortization. The goodwill recorded in connection with the transaction, which is included in the Travel & Recreation Group reporting segment, is not deductible for tax purposes.

Note 5.	Inventories

The components of inventories as of December 31 were as follows:

	2009	2008
	(in thousands)

Raw materials	$23,113	$30,683
Work in process	21,705	21,628

Inventories	$44,818	$52,311

Note 6.	Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2009	2008
	(in thousands)

Land	$8,997	$23,623
Buildings and leasehold improvements	84,242	88,999
Equipment and other	291,108	267,175

	384,347	379,797
Accumulated depreciation	(229,347)	(214,382)

Property and equipment	$155,000	$165,415

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $20.5 million and $19.8 million as of December 31, 2009 and 2008, respectively.

Depreciation expense was $26.5 million, $25.0 million and $21.9 million for 2009, 2008 and 2007, respectively. As discussed in Note 3 above, Viad recorded impairment losses of $1.7 million and $1.0 million related to its touring exhibit assets at Becker Group in 2009 and 2008, respectively.

During the fourth quarter of 2009, Viad commenced a plan of sale related to a non-strategic real estate asset held in the Travel & Recreation Group. This asset consists of land, building and related improvements, which was expected to be sold within

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

one year. Accordingly, the value of this asset was remeasured based on the estimated fair value, less cost to sell. As a result of the remeasurement, the Company recorded a loss of $2.9 million, which is included in the consolidated statements of operations under the caption “Other impairment losses (recoveries).” Furthermore, the recorded value of this asset of $14.0 million was reclassified and presented under the caption “Asset held for sale” in the consolidated balance sheets as of December 31, 2009. Viad completed the sale of this asset in the first quarter of 2010. See Note 23.

Note 7.	Goodwill and Other Intangible Assets

As discussed in Note 3 above, Viad recorded impairment charges of $98.3 million and $6.5 million related to goodwill, during 2009 and 2008, respectively, at GES and Becker Group. Also during 2009 and 2008, Viad recorded impairment charges of $14.0 million and $3.7 million, respectively, related to other intangible assets at GES and Becker Group.

As of December 31, 2009, Viad had cumulative goodwill impairment losses of $225.2 million since the adoption of SFAS No. 142.

The changes in the carrying amount of goodwill were as follows:

		Experiential	Travel &
	GES	Marketing	Recreation	Total
	(in thousands)

Balance at January 1, 2008	$185,676	$—	$42,494	$228,170
Business acquisitions	—	11,563	—	11,563
Goodwill impairment loss	—	(6,500)	—	(6,500)
Foreign currency translation adjustments	(11,658)	—	(9,114)	(20,772)

Balance at December 31, 2008	174,018	5,063	33,380	212,461
Goodwill impairment losses	(93,241)	(5,063)	—	(98,304)
Foreign currency translation adjustments	4,381	—	6,393	10,774

Balance at December 31, 2009	$85,158	$—	$39,773	$124,931

A summary of other intangible assets as of December 31, 2009 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)

Amortized intangible assets:
Customer contracts and relationships	$2,507	$(511)	$1,996
Non-compete agreements	1,952	(1,865)	87
Proprietary technology	526	(331)	195
Design libraries	175	(22)	153
Other	158	(65)	93

	5,318	(2,794)	2,524
Unamortized intangible assets:
Trademarks and trade names	176	—	176

	$5,494	$(2,794)	$2,700

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

A summary of other intangible assets as of December 31, 2008 is presented below:

	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value
	(in thousands)

Amortized intangible assets:
Customer contracts and relationships	$8,634	$(901)	$7,733
Design libraries	2,020	(226)	1,794
Non-compete agreements	1,933	(1,634)	299
Proprietary technology	735	(293)	442
Other	79	(35)	44

	13,401	(3,089)	10,312

Unamortized intangible assets:
Trademarks and trade names	7,590	—	7,590
Other	30	—	30

	7,620	—	7,620

Total	$21,021	$(3,089)	$17,932

Intangible asset amortization expense for 2009, 2008 and 2007 was $1.8 million, $3.1 million and $1.0 million, respectively. The weighted-average amortization period of customer contracts and relationships, non-compete agreements, proprietary technology, design libraries and other amortizable intangibles assets is approximately 3.6 years, 0.9 years, 1.7 years, 1.8 years and 4.9 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)

2010	$962
2011	$719
2012	$359
2013	$349
2014 and thereafter	$135

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 8.	Accrued Liabilities and Other

As of December 31 other current liabilities consisted of the following:

	2009	2008
	(in thousands)

Continuing operations:
Customer deposits	$41,411	$43,011
Accrued compensation	10,533	29,048
Self-insured liability accrual	8,078	8,258
Accrued restructuring	5,684	2,337
Accrued sales and use taxes	3,325	3,473
Accrued dividends	845	840
Accrued income taxes	—	5,199
Other	13,330	13,427

	83,206	105,593

Discontinued operations:
Environmental remediation liabilities	1,075	2,208
Self-insured liability accrual	395	461
Other	401	797

	1,871	3,466

Total other current liabilities	$85,077	$109,059

As of December 31 other deferred items and liabilities consisted of the following:

	2009	2008
	(in thousands)

Continuing operations:
Self-insured liability accrual	$14,083	$14,387
Accrued restructuring	5,971	4,207
Accrued compensation	4,979	5,194
Foreign deferred tax liability	4,358	3,340
Deferred gain on sale of property	646	1,612
Accrued income taxes	407	5,462
Other	5,111	5,296

	35,555	39,498

Discontinued operations:
Self-insured liability accrual	8,075	9,435
Environmental remediation liabilities	5,638	5,516
Accrued income taxes	948	909
Other	2,198	2,432

	16,859	18,292

Total other deferred items and liabilities	$52,414	$57,790

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 9.	Debt

Long-term debt as of December 31 was as follows(1):

	2009	2008
	(in thousands)

Revolving credit agreement, 1.3% (2009) and 3.8% (2008) floating rate indexed to LIBOR at December 31, due 2011	$6,943	$8,193
Capital lease obligations, 6.9% (2009) and 6.7% (2008) weighted-average interest rate at December 31, due to 2014	5,845	4,450

	12,788	12,643
Current portion	(4,301)	(2,556)

Long-term debt	$8,487	$10,087

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit.

As of December 31, 2009, Viad’s total debt of $12.8 million consisted of $5.9 million of capital lease obligations and a $6.9 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). Effective November 20, 2009, Viad amended the credit facility to ensure that the Company continued to meet its obligations under the Credit Facility given the current economic environment. The amended Credit Facility provides for a $75 million revolving line of credit, which was lowered from $150 million, and may be increased up to an additional $50 million under certain circumstances. As of December 31, 2009, Viad had $61.3 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $6.9 million and issued letters of credit of $6.8 million. The Credit Facility expires on June 15, 2011 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.375 percent annually. As part of the amendment, Viad’s financial covenants were amended and include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter, and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of December 31, 2009, the fixed-charge coverage and leverage ratios were 1.10 to 1 and 1.33 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term. As of December 31, 2009, Viad was in compliance with all covenants.

As of December 31, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2009 would be $37.2 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2009 are as follows:

	Revolving	Capital
	Credit	Lease
	Agreement	Obligations
	(in thousands)

2010	$2,164	$2,495
2011	4,779	2,068
2012	—	1,486
2013	—	473
2014	—	32

Total	$6,943	6,554

Less: Amount representing interest		(709)

Present value of minimum lease payments		$5,845

Included in 2011 under “Revolving Credit Agreement” is the amount due at the maturity of the Credit Facility.

The gross amount of assets recorded under capital leases as of December 31, 2009 was $6.6 million and accumulated amortization was $2.2 million. As of December 31, 2008, the gross amount of assets recorded under capital leases and accumulated amortization was $3.5 million and $1.9 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. See Note 6.

The weighted-average interest rate on total debt was 7.6 percent, 8.1 percent and 8.3 percent, for 2009, 2008 and 2007, respectively.

The estimated fair value of total debt was $12.8 million and $12.6 million as of December 31, 2009 and 2008, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

Level 2− Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3− Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

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

		Fair Value Measurements at
		December 31, 2009 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Assets:
Money market funds	$27,647	$27,647	$—	$—
Other mutual funds	1,819	1,819	—	—

Total	$29,466	$29,466	$—	$—

		Fair Value Measurements at
		December 31, 2008 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	December 31,	Markets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Assets:
Money market funds	$82,282	$82,282	$—	$—
Other mutual funds	1,727	1,727	—	—

Total	$84,009	$84,009	$—	$—

As of December 31, 2009 and 2008, Viad had investments in money market mutual funds of $27.6 million and $82.3 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of December 31, 2009 and 2008, Viad had investments in other mutual funds of $1.8 million and $1.7 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2009 and 2008, there was an unrealized gain of $252,000 ($154,000 after-tax) and an unrealized loss of $101,000 ($62,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

During 2009, Viad had certain non-financial assets that were measured at fair value on a non-recurring basis using Level 3 inputs. These assets included goodwill, other intangible assets, an asset held for sale and certain property and equipment for which losses were recognized in 2009. See Notes 3, 6 and 7.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved	Total
	December 31,	Markets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
		(in thousands)

Assets:
Goodwill(1)	$85,158	$—	$—	$84,844	$(98,304)
Other intangible assets(2)	1,652	—	—	1,760	(14,005)
Asset held for sale(3)	14,553	—	—	14,553	(2,854)
Property and equipment(4)	2,220	—	—	2,354	(1,700)

Total	$103,583	$—	$—	$103,511	$(116,863)

(1)	Goodwill – represents the implied fair value of goodwill related to reporting units for which Viad recorded goodwill impairment losses during 2009. The difference between the carrying amount at December 31, 2009 and the fair value measurement reflects the effect of foreign currency translation adjustments recorded subsequent to the fair value measurement.

(2)	Other intangible assets – represents the estimated fair value of intangible assets for which Viad recorded impairment losses during 2009. The difference between the carrying amount at December 31, 2009 and the fair value measurement reflects the effect of amortization expense recorded subsequent to the fair value measurement.

(3)	Asset held for sale – represents the estimated fair value of a non-strategic real estate asset classified as held for sale at December 31, 2009. The amount recorded in Viad’s consolidated balance sheets of $14.0 million reflects the estimated fair value of $14.6 million, less estimated costs to sell of $600,000.

(4)	Property and equipment – represents the estimated fair value of certain touring exhibit assets at Becker Group for which Viad recorded impairment losses during 2009. The difference between the carrying amount at December 31, 2009 and the fair value measurement reflects the effect of depreciation expense recorded subsequent to the fair value measurement.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Note 11.	Income Per Share

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for net income (loss) attributable to Viad:

	2009	2008	2007
	(in thousands, except per share data)

Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$(104,711)	$43,373	$44,597
Less: Allocation to non-vested shares	—	(961)	(951)

Net income (loss) allocated to Viad common stockholders	$(104,711)	$42,412	$43,646

Denominator:
Weighted-average outstanding common shares	19,960	20,172	20,423

Net income (loss) attributable to Viad common stockholders	$(5.25)	$2.10	$2.14

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$(104,711)	$43,373	$44,597

Denominator:
Weighted-average outstanding shares	19,960	20,172	20,423
Additional dilutive shares related to share-based compensation	—	321	463

Weighted-average outstanding and potentially dilutive shares	19,960	20,493	20,886

Net income (loss) attributable to Viad common stockholders(1)	$(5.25)	$2.10	$2.14

(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 627,000 and 69,000 shares of common stock were outstanding during 2009 and 2008, respectively, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. Additionally, during 2009, 294,000 shares related to share-based compensation that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to a net loss reported in 2009, thereby making such shares anti-dilutive. During 2007, no options were anti-dilutive and thus no options were excluded from the computation of diluted income per share.

Note 12.	Employee Stock Ownership Plan

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

In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, was recorded as a reduction of stockholders’ equity. As of December 31, 2009 the balance of the ESOP loan was $6.0 million and is included in the consolidated balance sheets under the caption “Unearned employee benefits and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

other.” The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting stockholders’ equity is reduced as stock is allocated to employees and benefits are charged to expense. In 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. The 401(k) Plan will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.

Information regarding ESOP transactions is as follows:

	2009	2008	2007
	(in thousands)

Amounts paid by ESOP for:
Debt repayment	$1,964	$1,000	$1,000
Interest	22	211	425
Amounts received from Viad as:
Contributions	1,872	1,064	1,261
Dividends	114	147	164

Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Viad recorded expense of $1.4 million, $1.1 million and $1.2 million in 2009, 2008 and 2007, respectively.

Unallocated shares held by the 401(k) Plan totaled 589,859 and 782,870 as of December 31, 2009 and 2008, respectively. Shares allocated during 2009 and 2008 totaled 193,011 and 176,645, respectively.

Note 13.	Preferred Stock Purchase Rights

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

Note 14.	Income Taxes

The following represents a reconciliation of income tax expense (benefit) and the amount that would be computed using the statutory federal income tax rates:

	2009		2008		2007
	(in thousands)

Computed income tax expense (benefit) at statutory federal income tax rate of 35%	$(46,706)	(35.0)%	$22,476	35.0%	$21,959	35.0%
State income taxes, net of federal benefit	(6,055)	(4.5)%	1,865	2.9%	1,632	2.6%
Tax resolutions and refunds, net	(3,527)	(2.6)%	(5,706)	(8.9)%	(3,112)	(5.0)%
Nondeductible goodwill impairments	26,831	20.1%	2,562	4.0%	—	0.0%
Change in enacted foreign tax rate	—	0.0%	—	0.0%	(1,280)	(2.0)%
Other, net	818	0.5%	(519)	(0.8)%	229	0.4%

Income tax expense (benefit)	$(28,639)	(21.5)%	$20,678	32.2%	$19,428	31.0%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

Effective January 1, 2007, Viad adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (codified in FASB ASC Topic 740), which provides guidance on how to address uncertainty in accounting for income tax assets and liabilities and prescribes a more-likely-than-not threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of January 1, 2007, the cumulative effect of applying the provisions of FIN 48 resulted in a net decrease to retained earnings of $10.0 million, an increase to accrued income taxes of $13.2 million and an increase to deferred tax assets of $3.2 million.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2008, Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $3.5 million (none as of December 31, 2009). In addition, as of December 31, 2009 and 2008, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $407,000 and $2.2 million, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. The Company recorded tax-related interest expense of $139,000, $1.2 million and $1.4 million, during 2009, 2008 and 2007, respectively.

During 2009, 2008 and 2007, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $3.5 million, $5.7 million and $3.1 million, respectively. These favorable tax resolutions primarily represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2009 and 2008. In addition, as of December 31, 2009 and 2008, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $313,000 and $273,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties):

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)

Balance at January 1, 2007	$15,738	$942	$16,680
Additions for tax positions taken in prior years	243	—	243
Reductions for tax settlements	(230)	—	(230)
Reductions for lapse of applicable statutes	(3,588)	(306)	(3,894)
Foreign currency translation adjustment	639	—	639

Balance at December 31, 2007	12,802	636	13,438
Reductions for tax positions taken in prior years	(3,818)	—	(3,818)
Reductions for tax settlements	(3,532)	—	(3,532)
Reductions for lapse of applicable statutes	(1,254)	—	(1,254)
Foreign currency translation adjustment	(711)	—	(711)

Balance at December 31, 2008	3,487	636	4,123
Reductions for tax positions taken in prior years	(2,702)	—	(2,702)
Reductions for tax settlements	(174)	—	(174)
Reductions for lapse of applicable statutes	(611)	—	(611)

Balance at December 31, 2009	$—	$636	$636

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

As of December 31, 2009, Viad did not have any unrecognized tax benefits for continuing operations; however, the Company had $407,000 of accrued tax-related interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that the entire amount of accrued interest could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.

The Company had been subject to certain foreign tax audits in multiple Canadian jurisdictions related to the 2001 through 2005 tax years. As a result of such audits, certain issues had been raised regarding the tax treatment of specific intercompany debt transactions. These uncertain tax positions had been accrued as tax liabilities, as the Company had not previously recognized any tax benefits associated with those transactions in its income tax provision. During the fourth quarter of 2008, Viad reached a joint settlement agreement with the Canadian taxing jurisdictions pertaining to the 2001 through 2005 tax audits. The settlement agreement resulted in gross tax reassessments of $4.9 million (consisting of $3.5 million of tax due, and $1.4 million of related interest). As of December 31, 2008, the total amount of $4.9 million was included in the consolidated balance sheets under the caption “Other current liabilities.” Viad paid the reassessments of $4.9 million in January 2009. In addition, the joint settlement agreement also resulted in certain tax reassessments for which the Company would receive aggregate tax refunds of $1.9 million. As of December 31, 2008, the amount of $1.9 million was included in the consolidated balance sheets under the caption “Other current assets.” The Company received these refunds in February 2009.

Viad’s 2006 through 2009 U.S. federal tax years and various state tax years from 2004 through 2009 remain subject to income tax examinations by tax authorities. In addition, tax years from 2005 through 2009 related to Viad’s foreign taxing jurisdictions also remain subject to examination.

Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2009 and 2008, liabilities associated with uncertain tax positions (including interest and penalties) of $1.4 million and $6.4 million, respectively, were classified as non-current liabilities.

During 2007, the Company remeasured certain deferred tax liabilities related to its Canadian operations due to a reduction in the enacted tax rates applicable to those liabilities. As a result of the remeasurement, the Company recorded a tax benefit of $1.3 million.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

	2009	2008
	(in thousands)

Deferred tax assets:
Provisions for losses	$22,514	$22,637
Pension, compensation and other employee benefits	18,606	19,018
Tax credit carryforwards	10,968	4,192
Deferred income	1,730	2,105
State income taxes	—	1,299
Goodwill and other intangible assets	1,709	—
Net operating loss carryforward	2,578	1,265
Other deferred income tax assets	3,109	857

Total deferred tax assets	61,214	51,373
Valuation allowance	(162)	(162)

Net deferred tax assets	61,052	51,211

Deferred tax liabilities:
Property and equipment	(8,753)	(5,799)
Goodwill and other intangible assets	—	(10,284)
Other deferred income tax liabilities	(556)	—

Total deferred tax liabilities	(9,309)	(16,083)

Foreign deferred tax liabilities included above	4,358	3,563

United States deferred tax assets	$56,101	$38,691

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2009 and 2008, Viad had gross deferred tax assets of $61.2 million and $51.4 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both December 31, 2009 and 2008, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets at Exhibitgroup/Giltspur. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As of December 31, 2009, the $11.0 million of tax credit carryforwards represent alternative minimum tax credits that may be carried forward indefinitely.

Viad does not record deferred taxes on the undistributed earnings of its Canadian subsidiaries as management presently intends to reinvest the earnings of those operations. As of December 31, 2009, there was approximately $84.6 million of

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

accumulated undistributed earnings related to Viad’s Canadian subsidiaries, the majority of which has been previously reinvested in the assets of those foreign operations. The incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $2.3 million. To the extent that circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted to the parent, Viad would accrue income taxes attributable to such remittance.

Income tax expense (benefit) consisted of the following:

	2009	2008	2007
	(in thousands)

Current:
United States:
Federal	$(18,057)	$5,879	$9,766
State	(9,621)	(4,666)	(201)
Foreign	7,388	13,198	14,011

	(20,290)	14,411	23,576

Deferred
United States:
Federal	(9,136)	5,152	(2,464)
State	(69)	1,387	(27)
Foreign	856	(272)	(1,657)

	(8,349)	6,267	(4,148)

Income tax expense (benefit)	$(28,639)	$20,678	$19,428

During 2009, the Company recorded tax benefit deficiencies of $1.3 million related to the vesting of restricted stock and PBRS, which was recorded as a charge to stockholders’ equity. The aggregate tax benefits realized in connection with the vesting of restricted stock and PBRS and the exercise of stock options was $562,000 and $2.3 million for 2008 and 2007, respectively. These amounts were recorded as credits to stockholders’ equity.

Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

United States and foreign income (loss) from continuing operations before income taxes was as follows:

	2009	2008	2007
	(in thousands)

United States	$(128,789)	$28,988	$26,359
Foreign	(4,658)	35,228	36,381

Income (loss) from continuing operations before income taxes	$(133,447)	$64,216	$62,740

Note 15.	Pension and Postretirement Benefits

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following:

	2009	2008	2007
	(in thousands)

Net Periodic Benefit Cost
Service cost	$184	$205	$205
Interest cost	1,300	1,308	1,147
Expected return on plan assets	(627)	(843)	(743)
Amortization of prior service cost	44	76	206
Recognized net actuarial loss	367	390	494

Net periodic benefit cost	1,268	1,136	1,309

Other Changes in Plan Assets and Benefits Obligations
Recognized in Other Comprehensive Income
Net actuarial loss (gain)	2,746	1,422	(1,356)
Reversal of amortization item:
Net actuarial loss	(367)	(390)	(494)
Prior service cost	(44)	(76)	(206)

Total recognized in other comprehensive income	2,335	956	(2,056)

Total recognized in net period benefit cost and other comprehensive income	$3,603	$2,092	$(747)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

	2009	2008	2007
	(in thousands)

Net Periodic Benefit Cost (Credit)
Service cost	$68	$64	$69
Interest cost	1,124	1,026	978
Expected return on plan assets	(205)	(351)	(376)
Amortization of prior service credit	(1,292)	(1,561)	(1,448)
Recognized net actuarial loss	358	189	397

Net periodic benefit cost (credit)	53	(633)	(380)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	3,836	499	(2,731)
Prior service credit	(347)	(245)	—
Reversal of amortization item:
Net actuarial loss	(358)	(189)	(397)
Prior service credit	1,292	1,561	1,448

Total recognized in other comprehensive income	4,423	1,626	(1,680)

Total recognized in net period benefit cost (credit) and other comprehensive income	$4,476	$993	$(2,060)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$10,996	$11,308	$8,361	$8,202	$16,497	$16,864
Service cost	—	—	184	205	68	64
Interest cost	728	754	572	554	1,124	1,026
Actuarial adjustments	1,286	(370)	1,246	(50)	3,805	381
Plan amendments	—	—	—	—	(347)	(245)
Benefits paid	(688)	(696)	(587)	(550)	(1,419)	(1,593)

Benefit obligation at end of year	12,322	10,996	9,776	8,361	19,728	16,497

Change in plan assets:
Fair value of plan assets at beginning of year	8,817	10,017	—	—	3,919	4,838
Actual return on plan assets	413	(999)	—	—	173	10
Company contributions	272	495	587	550	527	664
Benefits paid	(688)	(696)	(587)	(550)	(1,419)	(1,593)

Fair value of plan assets at end of year	8,814	8,817	—	—	3,200	3,919

Funded status at end of year	$(3,508)	$(2,179)	$(9,776)	$(8,361)	$(16,528)	$(12,578)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008
	(in thousands)

Other current liabilities	$—	$—	$555	$549	$538	$517
Non-current liabilities	3,508	2,179	9,221	7,812	15,990	12,061

Net amount recognized	$3,508	$2,179	$9,776	$8,361	$16,528	$12,578

Amounts recognized in accumulated other comprehensive income as of December 31, 2009 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)

Net actuarial loss	$7,396	$3,003	$7,725	$18,124
Prior service cost (credit)	41	—	(5,264)	(5,223)

Subtotal	7,437	3,003	2,461	12,901
Less tax effect	(2,901)	(1,171)	(2,432)	(6,504)

Total	$4,536	$1,832	$29	$6,397

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Amounts recognized in accumulated other comprehensive income as of December 31, 2008 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)

Net actuarial loss	$6,190	$1,830	$4,247	$12,267
Prior service cost (credit)	85	—	(6,209)	(6,124)

Subtotal	6,275	1,830	(1,962)	6,143
Less tax effect	(2,447)	(714)	(443)	(3,604)

Total	$3,828	$1,116	$(2,405)	$2,539

The estimated net actuarial loss and prior service cost for the pension plans that are expected to be amortized from accumulated other comprehensive income into net periodic pension cost in 2010 are approximately $553,000 and $41,000, respectively. The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is approximately $626,000. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2010 is approximately $1.2 million.

The fair value of the domestic plans’ assets as of December 31, 2009 is as follows:

		Fair Value Measurements at December 31,
		2009
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Domestic Pension Plans:
U.S. equity securities	$2,670	$—	$2,670	$—
International equity securities	860	—	860	—
Aggregate fixed income securities	2,124	—	2,124	—
Long-term fixed income securities	2,859	—	2,859	—
Cash	66	66	—	—
Other	235	—	235	—

	$8,814	$66	$8,748	$—

Postretirement Benefit Plans:
U.S. equity securities	$494	$—	$494	$—
International equity securities	163	—	163	—
Aggregate fixed income securities	1,727	—	1,727	—
Long-term fixed income securities	750	—	750	—
Cash	66	66	—	—

	$3,200	$66	$3,134	$—

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Viad utilizes a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also considers diversification and rebalancing. Peer data and historical returns are reviewed relative to Viad’s assumed rates for reasonableness and appropriateness.

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid, as well as the Medicare Part D subsidy expected to be received:

			Postretirement	Medicare
	Funded	Unfunded	Benefit	Part D Subsidy
	Plans	Plans	Plans	Receipts
	(in thousands)

2010	$679	$571	$1,974	$322
2011	661	556	2,030	334
2012	737	691	2,032	344
2013	781	800	2,069	350
2014	779	791	2,047	354
2015-2019	3,969	4,293	9,619	1,721

Foreign Pension Plans. Certain of Viad’s foreign operations also maintain trusteed defined benefit pension plans covering certain employees which are funded by the companies and unfunded defined benefit pension plans providing supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The components of net periodic benefit cost and other amounts recognized in other comprehensive income included the following:

	2009	2008	2007
	(in thousands)

Net Periodic Benefit Cost (Credit)
Service cost	$269	$366	$422
Interest cost	748	750	671
Expected return on plan assets	(527)	(733)	(302)
Recognized net actuarial loss (gain)	11	—	(1,185)

Net periodic benefit cost (credit)	501	383	$(394)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	1,166	632

Total recognized in net periodic benefit cost and other
comprehensive income	$1,667	$1,015

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
	2009	2008	2009	2008
		(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$8,047	$10,364	$2,558	$2,998
Service cost	269	331	—	35
Interest cost	595	595	153	155
Actuarial adjustments	1,694	(1,569)	185	(137)
Benefits paid	(715)	(188)	(215)	(174)
Translation adjustment	1,418	(1,486)	224	(319)

Benefit obligation at end of year	11,308	8,047	2,905	2,558

Change in plan assets:
Fair value of plan assets at beginning of year	7,536	10,646	—	—
Actual return on plan assets	1,432	(2,057)	—	—
Company contributions	617	548	215	174
Benefits paid	(715)	(188)	(215)	(174)
Translation adjustment	1,295	(1,413)	—	—

Fair value of plan assets at end of year	10,165	7,536	—	—

Funded status at end of year	$(1,143)	$(511)	$(2,905)	$(2,558)

As of December 31, 2009 and 2008, the foreign funded plans had liabilities of $1.1 million and $511,000, respectively. The unfunded plans had liabilities of $2.9 million and $2.6 million as of December 31, 2009 and 2008, respectively. These amounts are each included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”

The net actuarial losses for the foreign funded plans as of December 31, 2009 and 2008 were $2.7 million ($2.0 million after-tax) and $1.7 million ($1.2 million after-tax), respectively. The net actuarial loss as of December 31, 2009 for the foreign unfunded plans was $29,000 ($21,000 after-tax). The net actuarial gain for the foreign unfunded plans as of December 31, 2008 was $145,000 ($103,000 after-tax).

The fair value of the foreign pension plans’ assets by asset category as of December 31, 2009 is as follows:

		Fair Value Measurements at December 31, 2009
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

U.S. equity securities	$622	$622	$—	$—
International equity securities	3,421	3,146	275	—
Canadian fixed income securities	5,951	5,951	—	—
Cash	140	140	—	—
Other	31	31	—	—

	$10,165	$9,890	$275	$—

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded	Unfunded
	Plans	Plans
	(in thousands)

2010	$380	$229
2011	382	229
2012	389	228
2013	434	228
2014	463	227
2015-2019	3,234	1,127

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets.

	Domestic Plans
	Funded Plans		Unfunded Plans
	2009	2008	2009	2008
	(in thousands)

Projected benefit obligation	$12,322	$10,996	$9,776	$8,361
Accumulated benefit obligation	12,322	10,996	9,506	8,213
Fair value of plan assets	8,814	8,817	—	—

	Foreign Plans
	Funded Plans		Unfunded Plans
	2009	2008	2009	2008
		(in thousands)

Projected benefit obligation	$11,308	$8,047	$2,905	$2,558
Accumulated benefit obligation	10,135	7,168	2,905	2,558
Fair value of plan assets	10,165	7,536	—	—

Contributions. The Company anticipates contributing $820,000 to its funded pension plans, $800,000 to its unfunded pension plans and $553,000 to its postretirement benefit plans in 2010.

Measurement Date. In 2007, Viad utilized a November 30 measurement date for certain of its pension and postretirement benefit plans and on December 31, 2008 adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” to coincide with its year end statement of financial position. The adoption of the remaining provisions of SFAS No. 158 resulted in additional net periodic benefit cost of $85,000 ($52,000 after-tax) for the pension plans and an additional net periodic benefit credit of $45,000 ($42,000 after-tax) for the postretirement benefit plans. The $10,000 net after-tax amount has been presented in the consolidated statements of stockholders’ equity under the caption “SFAS No. 158 transition adjustment.”

Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2009	2008	2009	2008	2009	2008	2009	2008

Discount rate	5.90%	6.90%	5.70%	6.90%	5.60%	6.90%	5.60%	7.00%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	4.00%

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
			Postretirement
	Pension Plans		Benefit Plans		Foreign Plans
	2009	2008	2009	2008	2009	2008

Discount rate	6.90%	6.40%	6.90%	6.25%	7.00%	5.75%
Expected long-term return on plan assets	6.35%	7.75%	6.10%	7.50%	6.50%	6.50%
Rate of compensation increase	4.50%	4.50%	N/A	N/A	4.00%	4.00%

The assumed health care cost trend rate used in measuring the December 31, 2009 accumulated postretirement benefit obligation was ten percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2008 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2016 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2009 by approximately $1.5 million and the total of service and interest cost components by approximately $102,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2009 by approximately $1.3 million and the total of service and interest cost components by approximately $88,000.

Other Employee Benefits. Contributions to multi-employer pension plans totaled $15.7 million, $21.9 million and $20.0 million in 2009, 2008 and 2007, respectively. Costs of the 401(k) Plan and other benefit plans totaled $2.0 million, $1.8 million and $2.0 million in 2009, 2008 and 2007, respectively.

Note 16.	Restructuring Charges and Recoveries

In 2009, Viad recorded restructuring charges of $15.4 million primarily related to a reorganization plan to improve operating performance by restructuring and aligning its brands and operations. These charges primarily related to the consolidation of excess facilities and workforce reductions. The charges, of which $10.5 million related to the GES segment, $4.1 million to the Experiential Marketing Services segment and $774,000 to Corporate, are included under the caption “Restructuring charges” in the consolidated statements of operations. As of December 31, 2009, a liability remained of $8.6 million of which $6.2 million relates to future lease payment obligations to be made over the remaining lease terms and $2.4 million related to severance and employee benefits. Viad expects that the remaining severance and employee benefits will be paid by the end of 2010. Based on the Company’s intention to continue to align and consolidate its brands, additional restructuring charges may be incurred in future periods.

Previously, Viad has at times incurred charges attributable to headcount reductions and facility consolidations and has recorded adjustments to restructuring liabilities in certain circumstances. As such, in 2009, Viad reversed $1.3 million of restructuring reserves ($951,000 at Experiential Marketing Services and $312,000 at GES) primarily due to revisions in estimated sublease income associated with certain leased facilities. As of December 31, 2009, the remaining liability relating to these past

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

charges related to future lease payment obligations to be made over the remaining lease terms. The table below summarizes restructuring activity:

	2009	2008	2007	Other
	Restructuring	Restructuring	Restructuring	Restructuring	Total
	(in thousands)

Balance at January 1, 2007	$—	$—	$—	$9,903	$9,903
Melville acquisition liability	—	—	1,743	—	1,743
Restructuring charge (recoveries)	—	—	1,964	(589)	1,375
Cash payments	—	—	(2,095)	(1,509)	(3,604)
Adjustment to liability	—	—	(163)	(256)	(419)
Foreign currency translation adjustment	—	—	23	—	23

Balance at December 31, 2007	—	—	1,472	7,549	9,021
Restructuring charges (recoveries)	—	398	(17)	125	506
Cash payments	—	(197)	(510)	(1,727)	(2,434)
Adjustment to liability	—	—	—	(242)	(242)
Foreign currency translation adjustment	—	—	(307)	—	(307)

Balance at December 31, 2008	—	201	638	5,705	6,544
Restructuring charges (recoveries)	15,219	—	(312)	(853)	14,054
Cash payments	(5,568)	(201)	(326)	(1,492)	(7,587)
Adjustment to liability	(1,023)	—	—	(333)	(1,356)

Balance at December 31, 2009	$8,628	$—	$—	$3,027	$11,655

Note 17.	Leases and Other

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 42 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

As of December 31, 2009, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases
	(in thousands)

2010	$24,164	$5,032
2011	16,667	2,741
2012	11,759	654
2013	10,198	142
2014	9,148	94
Thereafter	11,845	—

Total	$83,781	$8,663

Net rent expense under operating leases consisted of the following:

	2009	2008	2007
	(in thousands)

Minimum rentals	$31,082	$37,196	$33,342
Sublease rentals	(6,193)	(5,453)	(5,515)

Total rentals, net	$24,889	$31,743	$27,827

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 9.

In addition, as of December 31, 2009, the Company had aggregate commitments of $8.0 million pursuant to a licensing agreement, which is payable in annual increments of $2.0 million.

Note 18.	Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2009 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2009 and 2008, Viad had recorded environmental remediation liabilities of $6.7 million and $7.7 million, respectively, related to previously sold operations.

As of December 31, 2009, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2009 would be $37.2 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2009, approximately 34 percent of Viad’s regular full-time employees are covered by collective bargaining agreements. If the Company were unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2010 will be renegotiated in the ordinary course of business without material adverse affect on Viad’s operations.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these multi-employer plans in 2009, 2008 and 2007 totaled $15.7 million, $21.9 million and $20.0 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2009, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park has formally provided the Canadian Government with notice to renew the concessionaire agreement for the Waterton Lakes

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

National Park for an additional 42-year lease term. The original 42-year agreement expires in 2010. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana, which generated approximately 30 percent of Glacier Park’s revenue in 2009. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park generated approximately 25 percent of the Travel & Recreation Group’s full year 2009 segment operating income.

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

	2009	2008	2007
	(in thousands)

Revenues:
Marketing & Events Group:
GES	$561,971	$808,847	$746,739
Experiential Marketing Services	168,531	225,393	172,740
Travel & Recreation Group	75,302	86,621	84,222

	$805,804	$1,120,861	$1,003,701

Segment operating income (loss):
Marketing & Events Group:
GES	$1,752	$58,101	$50,814
Experiential Marketing Services	(14,621)	1,881	(4,832)
Travel & Recreation Group	17,057	22,020	22,728

	4,188	82,002	68,710
Corporate activities	(5,607)	(7,534)	(9,239)

	(1,419)	74,468	59,471
Interest income	579	3,242	6,130
Interest expense	(1,690)	(1,757)	(1,658)
Restructuring recoveries (charges):
GES	(10,170)	82	—
Experiential Marketing Services	(3,110)	17	(1,436)
Corporate	(774)	(605)	61
Impairment recoveries (losses):
GES	(98,047)	(2,586)	—
Experiential Marketing Services	(15,962)	(8,645)	172
Travel & Recreation Group	(2,854)	—	—

Income (loss) from continuing operations before income taxes	$(133,447)	$64,216	$62,740

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	2009	2008	2007
	(in thousands)

Assets:
Marketing & Events Group:
GES	$241,595	$340,849	$372,303
Experiential Marketing Services	82,110	102,361	77,279
Travel & Recreation Group	147,090	120,198	139,465
Corporate and other	138,391	165,996	192,316

	$609,186	$729,404	$781,363

Depreciation and amortization:
Marketing & Events Group:
GES	$18,382	$17,389	$15,092
Experiential Marketing Services	4,167	4,876	2,508
Travel & Recreation Group	5,464	5,525	5,065
Corporate and other	256	258	228

	$28,269	$28,048	$22,893

Capital expenditures:
Marketing & Events Group:
GES	$14,924	$27,421	$24,697
Experiential Marketing Services	4,087	5,649	1,558
Travel & Recreation Group	2,304	5,905	6,726
Corporate and other	—	71	278

	$21,315	$39,046	$33,259

Products and Services Viad’s revenues for each group of products and services is presented in the following table:

	2009	2008	2007
	(in thousands)

Revenues:
Convention and event services	$582,969	$804,546	$719,930
Exhibits and environments	147,533	229,694	199,549
Travel and recreation services	75,302	86,621	84,222

Total revenues	$805,804	$1,120,861	$1,003,701

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

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

	2009	2008	2007
	(in thousands)

Revenues:
United States	$589,344	$843,194	$743,154
Canada	106,093	128,417	121,146
United Kingdom	90,429	129,390	125,602
Other international	19,938	19,860	13,799

Total revenues	$805,804	$1,120,861	$1,003,701

Long-lived assets:
United States	$122,149	$124,015	$115,659
Canada	50,757	58,847	74,463
United Kingdom	8,602	7,554	7,583
Other international	2,561	1,559	1,500

Total long-lived assets	$184,069	$191,975	$199,205

Note 20.	Common Stock Repurchases

Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares repurchased to date under these programs totaled 2,839,319 for $93.3 million. No shares were purchased during 2009. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of December 31, 2009. Additionally, during 2009, 2008 and 2007, the Company repurchased 72,294 shares for $1.2 million, 50,061 shares for $1.6 million and 31,201 shares for $1.2 million, respectively, related to tax withholding requirements on vested restricted stock and PBRS.

Note 21.	Discontinued Operations

In 2009 and 2008, Viad recorded income from discontinued operations of $679,000 and $385,000, respectively, related to the reversal of certain liabilities associated with previously sold operations. Viad recorded income from discontinued operations of $2.0 million in 2007 primarily related to the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation several years ago.

Note 22.	Condensed Consolidated Quarterly Results (Unaudited)

The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with our annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2009
Revenues:	$240,949	$213,565	$181,125	$170,165

Operating income (loss):
Ongoing operations(1)	$6,667	$9,808	$(2,690)	$(9,597)
Corporate activities	(1,503)	(703)	(2,024)	(1,377)
Restructuring charges(2)	(2,732)	(198)	(3,867)	(7,257)
Impairment losses(3)	–	–	(111,356)	(5,507)

Operating income (loss)	$2,432	$8,907	$(119,937)	$(23,738)

Income (loss) from continuing operations attributable to Viad	$1,503	$5,399	$(97,133)	$(15,159)
Net income (loss) attributable to Viad	$1,503	$5,399	$(97,133)	$(14,480)
Diluted income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$0.07	$0.26	$(4.86)	$(0.76)
Net income (loss) attributable to Viad	$0.07	$0.26	$(4.86)	$(0.72)
Basic income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$0.07	$0.26	$(4.86)	$(0.76)
Net income (loss) attributable to Viad	$0.07	$0.26	$(4.86)	$(0.72)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2008
Revenues:	$335,445	$277,212	$302,362	$205,842

Operating income (loss):
Ongoing operations(1)	$28,580	$21,079	$26,062	$6,281
Corporate activities	(2,434)	(2,219)	(2,659)	(222)
Restructuring recoveries (charges)(2)	–	–	124	(630)
Impairment losses(3)	–	–	–	(11,231)

Operating income (loss)	$26,146	$18,860	$23,527	$(5,802)

Income (loss) from continuing operations attributable to Viad	$16,745	$13,083	$16,758	$(3,598)
Net income (loss) attributable to Viad	$16,745	$12,873	$16,758	$(3,003)
Diluted income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$0.81	$0.63	$0.81	$(0.18)
Net (loss) income attributable to Viad	$0.81	$0.62	$0.81	$(0.15)
Basic income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$0.81	$0.63	$0.81	$(0.18)
Net income (loss) attributable to Viad	$0.81	$0.62	$0.81	$(0.15)

(1)	Represents revenues less costs of services and products sold.

(2)	In 2009, Viad recorded restructuring charges of $15.4 million and $1.3 million of reversals related to restructuring reserves. During 2008, Viad recorded restructuring charges of $647,000 and $141,000 of reversals related to restructuring reserves.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)

(3)	In the third quarter of 2009, Viad recorded impairment charges of $111.4 million primarily related to goodwill and other intangible assets at GES (including Melville) and Becker Group. During the fourth quarter of 2009, Viad recorded impairment charges of $2.7 million related to other intangible assets at GES (including Melville) and Becker Group and $2.9 million related to the write-down of a non-operating asset held for sale as of December 31, 2009. Viad recorded impairment charges of $11.2 million primarily related to goodwill and other intangible assets at Becker Group and certain intangible assets at Melville in the fourth quarter of 2008.

(4)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

Note 23.	Subsequent Event

In March 2010, Viad completed the sale of a non-strategic real estate asset for approximately $14.3 million (net of estimated selling costs). This asset was previously held in the Travel & Recreation Group and classified on Viad’s consolidated balance sheets under the caption “Asset held for sale” as of December 31, 2009. The sale transaction will be recorded in the first quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes to comply with a new accounting standard.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE llp
Deloitte & Touche llp
Phoenix, Arizona
March 8, 2010

VIAD CORP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at		Charged to		Credited
	Beginning	Charged to	Other		to Other	Balance at
Description	of Year	Expense	Accounts	Write Offs	Accounts	End of Year
	(in thousands)

Allowance for doubtful accounts:
December 31, 2007	$1,374	$970	$–	$(775)	$–	$1,569
December 31, 2008	1,569	1,655	–	(668)	–	2,556
December 31, 2009	2,556	2,940	–	(1,604)	–	3,892
Deferred tax valuation allowance:
December 31, 2007	$325	$–	$–	$–	$–	$325
December 31, 2008	325	–	–	–	(163)	162
December 31, 2009	162	–	–	–	–	162

EXHIBIT INDEX

Exhibits. #

3	.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).
3	.B	Copy of Bylaws of Viad Corp, as amended through August 28, 2008, filed as Exhibit 3 to Viad Corp’s Form 8-K filed September 4, 2008, is hereby incorporated by reference.
4	.A1	Copy of $75,000,000 Amended and Restated Credit Agreement (senior secured credit facility) dated as of June 15, 2006, filed as Exhibit 4 to Viad Corp’s Form 8-K filed June 19, 2006, is hereby incorporated by reference.
4	.A2	Copy of Amendment No. 1 to $75,000,000 Amended and Restated Credit Agreement dated as of June 15, 2006, effective as of August 27, 2007, filed as Exhibit 99.1 to Viad Corp’s Form 8-K filed September 5, 2007, is hereby incorporated by reference.
4	.A3	Copy of Amendment No. 2 to $75,000,000 Amended and Restated Credit Agreement dated as of June 15, 2006, effective as of November 20, 2009, filed as Exhibit 99.1 to Viad Corp’s Form 8-K filed November 24, 2009, is hereby incorporated by reference.
4	.B	Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement filed with the $75,000,000 Credit Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).
4	.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002 (SEC File No. 001-11015; SEC Film No. 02562458).
4	.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04907934).
10	.A1	Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Annex B to Viad Corp’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed April 4, 2007, is hereby incorporated by reference.+
10	.A2	Copy of form of Performance-Based Restricted Stock Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A3	Copy of form of Restricted Stock Agreement — Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A4	Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A5	Copy of Performance Unit Agreement, effective as of January 1, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.A6	Copy of form of Performance Unit Agreement, effective as of February 25, 2008, pursuant to 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A7	Copy of Viad Corp Management Incentive Plan, amended as of February 26, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A8	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A9	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+
10	.A10	Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+
10	.A11	Copy of form of Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+
10	.A12	Copy of form of Performance-Based Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+

Exhibits. #

10	.B1	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.B2	Copy of form of Amendment to Performance-Based Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.B3	Copy of form of Performance-Based Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B4	Copy of form of Amendment to Restricted Stock Agreement for Executives, effective as of March 28, 2006, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 6, 2006, is hereby incorporated by reference.+
10	.B5	Copy of form of Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B6	Copy of form of Restricted Stock Agreement for Outside Directors, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B7	Copy of Performance Unit Incentive Plan, amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B8	Copy of Performance Unit Agreement, adopted March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B9	Copy of form of Amendment to Performance Unit Agreement for Code Section 409A, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.B10	Copy of Viad Corp Management Incentive Plan, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B11	Copy of Amendment to Viad Corp Management Incentive Plan, as amended May 15, 2007, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.B12	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.B13	Copy of form of Non-Qualified Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.C	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+
10	.D1	Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.D2	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference.+
10	.E1	Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.E2	Copy of terms and conditions of 2008 Performance-Based Restricted Stock Award to John F. Jastrem, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed July 9, 2008, is hereby incorporated by reference.+
10	.E3	Copy of Kevin M. Rabbitt Separation Agreement and Release, dated July 13, 2009, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed July 16, 2009, is hereby incorporated by reference.+
10	.E4	Copy of Suzanne Pearl Separation Agreement and Release, dated July 23, 2009, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended June 30, 2009, is hereby incorporated by reference.+
10	.E5	Copy of Kevin M. Rabbitt Consulting Agreement, dated August 4, 2009, filed as Exhibit 10.B to Viad Corp’s Form 10-Q for the period ended June 30, 2009, is hereby incorporated by reference.+
10	.F	Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+

Exhibits. #

10	.G	Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.H1	Summary of Compensation Program of Non-Employee Directors of Viad Corp, as amended November 29, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.H2	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 572329).+
10	.I	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed as Exhibit 10.I to Viad Corp’s Form 10-K filed February 27, 2009, is hereby incorporated by reference.+
10	.J	Copy of Retirement Plan for Management Employees of Brewster Inc., as amended and restated effective January 1, 2010, and filed herewith.+*
14		Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04663620).
21		List of Subsidiaries of Viad Corp.*
23		Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*
24		Power of Attorney signed by Directors of Viad Corp.*
31.1		Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2		Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1		Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
32.2		Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F. Street, N.E., Washington, DC 20549 and on the SEC’s internet site at www.sec.gov.