Form 10-Q
period 2010-03-31
VIAD CORP
filed 2010-05-07
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, 20,542,524 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$131,033	$116,342
Accounts receivable, net of allowance for doubtful accounts of $2,506 and $3,892, respectively	55,534	44,767
Inventories	36,366	44,818
Deferred income taxes	17,331	20,150
Asset held for sale	—	13,982
Other current assets	23,210	21,476

Total current assets	263,474	261,535
Property and equipment, net	153,734	155,000
Other investments and assets	29,276	29,069
Deferred income taxes	32,672	35,951
Goodwill	126,036	124,931
Other intangible assets, net	2,448	2,700

Total Assets	$607,640	$609,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,585	$41,509
Other current liabilities	81,298	85,077
Current portion of long-term debt and capital lease obligations	3,546	4,301

Total current liabilities	133,429	130,887
Long-term debt and capital lease obligations	8,085	8,487
Pension and postretirement benefits	32,832	32,767
Other deferred items and liabilities	49,719	52,414

Total liabilities	224,065	224,555

Commitments and contingencies (Note 14)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	606,063	606,038
Retained deficit	(20,202)	(16,405)
Unearned employee benefits and other	(5,701)	(5,954)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	213	154
Cumulative foreign currency translation adjustments	35,329	31,283
Unrecognized net actuarial loss and prior service credit	(10,059)	(8,385)
Common stock in treasury, at cost, 4,393,882 and 4,379,125 shares, respectively	(266,465)	(266,618)

Total Viad Corp stockholders’ equity	376,580	377,515
Noncontrolling interest	6,995	7,116

Total stockholders’ equity	383,575	384,631

Total Liabilities and Stockholders’ Equity	$607,640	$609,186

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Revenues:
Convention and event services	$178,759	$196,896
Exhibits and environments	38,181	39,166
Travel and recreation services	7,413	4,887

Total revenues	224,353	240,949

Costs and expenses:
Costs of services	180,839	189,283
Costs of products sold	43,315	44,999
Corporate activities	644	1,503
Interest income	(96)	(261)
Interest expense	493	420
Restructuring charges	2,053	2,732

Total costs and expenses	227,248	238,676

Income (loss) before income taxes	(2,895)	2,273
Income tax expense	208	901

Net income (loss)	(3,103)	1,372
Net loss attributable to noncontrolling interest	121	131

Net income (loss) attributable to Viad	$(2,982)	$1,503

Diluted income (loss) per common share
Net income (loss) attributable to Viad common stockholders	$(0.15)	$0.07

Weighted-average outstanding and potentially dilutive common shares	20,051	20,139

Basic income (loss) per common share
Net income (loss) attributable to Viad common stockholders	$(0.15)	$0.07

Weighted-average outstanding common shares	20,051	19,893

Dividends declared per common share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands)

Net income (loss)	$(3,103)	$1,372

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	59	(57)
Unrealized foreign currency translation adjustments	4,046	(5,080)
Pension and postretirement benefit plans:
Net actuarial loss, net of tax	(1,554)	73
Prior service credit, net of tax	(120)	(190)

Total other comprehensive income (loss)	2,431	(5,254)

Comprehensive loss	(672)	(3,882)
Comprehensive loss attributable to noncontrolling interest	121	131

Comprehensive loss attributable to Viad	$(551)	$(3,751)

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,103)	$1,372
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,804	6,365
Deferred income taxes	3,141	4,815
Restructuring charges	2,053	2,732
Losses on dispositions of property and other assets	82	13
Share-based compensation expense	820	233
Other non-cash items, net	959	948
Change in operating assets and liabilities:
Receivables	(10,918)	(4,991)
Inventories	8,452	6,696
Accounts payable	8,183	2,713
Restructuring liabilities	(3,051)	(1,610)
Accrued compensation	2,594	(18,008)
Customer deposits	(2,893)	(9,835)
Income taxes payable	(5,237)	(6,092)
Other assets and liabilities, net	(138)	(1,390)

Net cash provided by (used in) operating activities	7,748	(16,039)

Cash flows from investing activities:
Capital expenditures	(5,030)	(10,604)
Proceeds from dispositions of property and other assets	14,354	2

Net cash provided by (used in) investing activities	9,324	(10,602)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,489)	(729)
Dividends paid on common stock	(822)	(824)
Common stock purchased for treasury	(573)	(975)

Net cash used in financing activities	(2,884)	(2,528)

Effect of exchange rate changes on cash and cash equivalents	503	(709)

Net increase (decrease) in cash and cash equivalents	14,691	(29,878)
Cash and cash equivalents, beginning of year	116,342	148,040

Cash and cash equivalents, end of period	$131,033	$118,162

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$1,634	$5,033

Interest	$216	$194

Equipment acquired under capital leases	$247	$2,136

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2009, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on March 8, 2010.
The condensed consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of Marketing & Events U.S., Marketing & Events International and Travel & Recreation Group. As discussed below, the Company changed its reporting segments related to the Marketing & Events Group during the first quarter of 2010. The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.
In July 2009, Viad announced a strategic reorganization to align its brands and operations into two operating groups: the Marketing & Events Group and the Travel & Recreation Group. The operating groups are supported by a Corporate Services Group that centralizes responsibility for various corporate functions. Immediately following the close of business on December 31, 2009, substantially all of the domestic operations of the Marketing & Events Group were combined into one legal entity by transferring all of the assets and third party liabilities of Exhibitgroup/Giltspur, a division of Viad Corp, The Becker Group, Ltd. (“Becker Group”) and other related entities into GES Exposition Services, Inc. Furthermore, on February 2, 2010, GES Exposition Services, Inc. changed its name to Global Experience Specialists, Inc. (“GES”). The services that were previously provided under the Company’s brands of “Exhibitgroup/Giltspur” and “Becker Group” are now provided under the “Global Experience Specialists” brand.
In connection with the reorganization and consolidation of business units within the Marketing & Events Group, the Company changed its management structure and internal organization in a manner that caused a change to the composition of its reportable segments, which is effective for the first quarter of 2010. Accordingly, the Marketing & Events Group consists of two reporting segments based on geographical lines of responsibility; the U.S. segment and International segment as follows:
1.
Marketing & Events U.S., which includes all domestic GES and affiliated operations, including those services formerly provided under the Exhibitgroup/Giltspur and Becker Group brands. The consolidation of the domestic Marketing & Events Group operations is aimed to provide a fully integrated service delivery network through a realigned sales organization, shared infrastructure and facilities, and a common operational platform.

2.
Marketing & Events International, which includes all foreign operations of the Marketing & Events Group and consists of two operating segments; Canada and EMEA (Europe, Middle East, Asia). This reporting segment includes the operations of the following companies: GES Exposition Services (Canada) Limited, Giltspur Exhibits of Canada, Inc., Melville Exhibition and Event Services Limited and Corporate Technical Services Limited (collectively “Melville”) and affiliates, SDD Exhibitions Limited and Voblo Verwaltungs GmbH.

Beginning in the first quarter of 2010, the presentation of segment information for the Marketing & Events Group is based on the redefined segments, and comparable prior year information has been restated to reflect the revised segment structure.
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

Share-based compensation expense recognized in the consolidated financial statements during the three months ended March 31, 2010 and 2009 was $820,000 and $233,000, respectively. In addition, $466,000 of costs associated with share-based compensation was included in restructuring expense during the three months ended March 31, 2010. Furthermore, the total tax benefits related to share-based compensation expense were $287,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively. No share-based compensation costs were capitalized during the three months ended March 31, 2010 or 2009.
Share-based compensation expense of restricted stock and performance-based restricted stock (“PBRS”) for the three months ended March 31, 2010 and 2009 was $675,000 and $1.1 million, respectively. Viad expects to recognize the unamortized cost of all outstanding restricted stock and PBRS awards in the consolidated financial statements over weighted-average periods of approximately 2.2 years and less than one year, respectively. During the three months ended March 31, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 57,309 shares for $975,000, respectively, related to tax withholding requirements on vested share-based awards.
The following table summarizes restricted stock and PBRS activity during the three months ended March 31, 2010:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2010	390,810	$24.59	174,927	$20.77
Granted	141,350	19.23	—	—
Vested	(65,961)	34.42	(29,547)	35.31
Forfeited	(1,150)	24.38	(126,550)	15.36

Balance at March 31, 2010	465,049	21.57	18,830	33.02

In addition to the awards in the table above, Viad also grants restricted stock unit and PBRS unit liability awards to key employees at certain of the Company’s Canadian operations. During the three months ended March 31, 2010, Viad granted 12,350 restricted stock units. The aggregate liability is recorded at estimated fair value and is remeasured on each balance sheet date. Vested awards are paid in cash. Share-based compensation costs related to these awards were $35,000 and $17,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, Viad had liabilities recorded of $146,000 and $151,000, respectively, related to these awards.
From time to time, Viad has granted units to key employees under the performance unit incentive plan (“PUP”). PUP liability awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. Share-based compensation expense attributable to PUP awards for the three months ended March 31, 2010 and 2009 were credits of $3,000 and $1.1 million, respectively. The PUP awards for the 2006-2008 period vested effective December 31, 2008 and a cash payout of $1.8 million was distributed in March 2009. The PUP awards for the 2007-2009 period vested effective December 31, 2009 and a cash payout of $19,000 was distributed in March 2010. No PUP awards were granted during the three months ended March 31, 2010 or 2009 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods. There was no PUP liability recorded as of March 31, 2010.
Stock options granted in 2010 were for a term of 10 years and become exercisable one third after one year, another third after two years and the balance after three years from the date of grant. The fair value of the 2010 stock option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming Viad’s expected stock price volatility of 33.2 percent, a five year expected period of time the stock options will remain outstanding, an expected dividend yield on Viad common stock of 0.8 percent and a risk-free interest rate estimate of 2.44 percent. Share-based compensation expense related to stock option awards was $113,000 and $207,000 for the three months ended March 31, 2010 and 2009, respectively. The total unrecognized cost related to non-vested stock option awards was $1.7 million as of March 31, 2010. Viad expects to recognize such cost in the consolidated financial statements over a weighted-average period of approximately 2.9 years.

The aggregate intrinsic value related to stock options outstanding as of March 31, 2010 was $449,000. No stock options were exercised during the three months ended March 31, 2010 and 2009. The grant date fair value of stock options that vested during the three months ended March 31, 2010 and 2009 was $369,000 and $597,000, respectively.
The following table summarizes stock option activity during the three months ended March 31, 2010:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2010	541,718	$25.74	462,683
Granted	280,900	19.20
Forfeited or expired	(20,299)	23.47

Options outstanding at March 31, 2010	802,319	23.51	483,834

The following table summarizes information concerning stock options outstanding and exercisable as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $19.20	282,150	9.9 years	$19.20	1,250	$18.40
$19.57 to $24.05	149,454	1.7 years	21.92	149,454	21.92
$24.22 to $26.07	153,940	1.7 years	25.13	145,940	25.14
$26.31 to $26.49	143,950	1.8 years	26.34	143,850	26.34
$30.82 to $38.44	72,825	3.9 years	34.48	43,340	34.25

$18.40 to $38.44	802,319	4.8 years	23.51	483,834	25.30

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of March 31, 2010, there were 32,359 of such options outstanding and exercisable, both with exercise prices ranging from $17.74 to $26.07. The weighted-average remaining contractual life of these options outstanding was approximately 1.5 years. During the three months ended March 31, 2010, there were no options exercised by MoneyGram employees.
Note 3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Raw materials	$21,629	$23,113
Work in process	14,737	21,705

Inventories	$36,366	$44,818

Note 4. Property and Equipment
Property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Land	$9,091	$8,997
Buildings and leasehold improvements	85,832	84,242
Equipment and other	295,380	291,108

	390,303	384,347
Accumulated depreciation	(236,569)	(229,347)

Property and equipment, net	$153,734	$155,000

Depreciation expense for the three months ended March 31, 2010 and 2009 was $6.6 million and $5.9 million, respectively.

During the fourth quarter of 2009, Viad commenced a plan of sale related to a non-strategic real estate asset. The asset consisted of land, building and related improvements and as of December 31, 2009, was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale.” In March 2010, Viad completed the sale for $14.3 million (net of selling costs).
Note 5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2010	$62,686	$22,472	$39,773	$124,931
Foreign currency translation adjustments	—	(543)	1,648	1,105

Balance at March 31, 2010	$62,686	$21,929	$41,421	$126,036

A summary of other intangible assets as of March 31, 2010 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,485	$(657)	$1,828
Non-compete agreements	2,011	(1,949)	62
Proprietary technology	511	(350)	161
Design libraries	175	(44)	131
Other	165	(79)	86

	5,347	(3,079)	2,268

Unamortized intangible assets:
Trademarks and trade names	180	—	180

Total	$5,527	$(3,079)	$2,448

A summary of other intangible assets as of December 31, 2009 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,507	$(511)	$1,996
Non-compete agreements	1,952	(1,865)	87
Proprietary technology	526	(331)	195
Design libraries	175	(22)	153
Other	158	(65)	93

	5,318	(2,794)	2,524

Unamortized intangible assets:
Trademarks and trade names	176	—	176

Total	$5,494	$(2,794)	$2,700

Intangible asset amortization expense for the three months ended March 31, 2010 and 2009 was $243,000 and $468,000, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2010	$709
2011	$713
2012	$360
2013	$350
2014 and thereafter	$136
Note 6. Accrued Liabilities and Other
Other current liabilities consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Continuing operations:
Customer deposits	$38,518	$41,411
Accrued compensation	13,481	10,533
Self-insured liability accrual	7,832	8,078
Accrued restructuring	4,773	5,684
Accrued sales and use taxes	3,022	3,325
Accrued dividends	840	845
Other	11,153	13,330

	79,619	83,206

Discontinued operations:
Environmental remediation liabilities	1,075	1,075
Self-insured liability accrual	339	395
Other	265	401

	1,679	1,871

Total other current liabilities	$81,298	$85,077

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,709	$14,083
Accrued restructuring	4,947	5,971
Accrued compensation	4,622	4,979
Foreign deferred tax liability	3,258	4,358
Accrued income taxes	419	407
Deferred gain on sale of property	404	646
Other	4,964	5,111

	33,323	35,555

Discontinued operations:
Self-insured liability accrual	7,990	8,075
Environmental remediation liabilities	5,479	5,638
Accrued income taxes	958	948
Other	1,969	2,198

	16,396	16,859

Total other deferred items and liabilities	$49,719	$52,414

Note 7. Debt
As of March 31, 2010, Viad’s total debt of $11.6 million consisted of $5.6 million of capital lease obligations and a $6.0 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $75 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.50 percent annually. As of March 31, 2010, Viad had $62.5 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $6.0 million and outstanding letters of credit of $6.5 million. Financial covenants include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of March 31, 2010, the fixed-charge coverage and leverage ratios were 1.14 to 1 and 1.56 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term. As of March 31, 2010, Viad was in compliance with all covenants.
The estimated fair value of total debt was $11.6 million and $12.8 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
Note 8. Stockholders’ Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2010:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
		(in thousands)

Balance at January 1, 2010	$377,515	$7,116	$384,631
Net loss	(2,982)	(121)	(3,103)
Dividends on common stock	(822)	—	(822)
Common stock purchased for treasury	(573)	—	(573)
Employee benefit plans	752	—	752
Unrealized foreign currency translation adjustment	4,046	—	4,046
Unrealized gain on investments	59	—	59
Prior service cost and net actuarial loss	(1,674)	—	(1,674)
ESOP allocation adjustment	250	—	250
Other	9	—	9

Balance at March 31, 2010	$376,580	$6,995	$383,575

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

Note 9. Fair Value Measurements
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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.

Level 2	–	Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	–	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.
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

		Fair Value Measurements at March 31, 2010 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	March 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$20,653	$20,653	$—	$—
Other mutual funds	1,824	1,824	—	—

Total	$22,477	$22,477	$—	$—

As of March 31, 2010 and December 31, 2009, Viad had investments in money market mutual funds of $20.7 million and $27.6 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of both March 31, 2010 and December 31, 2009, Viad had investments in other mutual funds of $1.8 million which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of March 31, 2010 and December 31, 2009, there were unrealized gains on the investments of $349,000 ($213,000 after-tax) and $252,000 ($154,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
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
Note 10. Income Per Share
The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for net income (loss) attributable to Viad:

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Basic net income (loss) per share Numerator:
Net income (loss) attributable to Viad	$(2,982)	$1,503
Less: Allocation to non-vested shares	—	(37)

Net income (loss) allocated to Viad common stockholders	$(2,982)	$1,466

Denominator:
Weighted-average outstanding common shares	20,051	19,893

Net income (loss) attributable to Viad common stockholders	$(0.15)	$0.07

Diluted net income (loss) per share Numerator:
Net income (loss) attributable to Viad	$(2,982)	$1,503

Denominator:
Weighted-average outstanding shares	20,051	19,893
Additional dilutive shares related to share-based compensation	—	246

Weighted-average outstanding and potentially dilutive shares	20,051	20,139

Net income (loss) attributable to Viad common stockholders	$(0.15)	$0.07

Options to purchase 492,000 shares of common stock were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. Additionally, options to purchase 264,000 shares of common stock for the three months ended March 31, 2010 that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to a net loss reported in the period, thereby making such shares anti-dilutive. All outstanding options to purchase shares of common stock during the three months ended March 31, 2009 were not included in the computation of diluted income per share because the effect would be anti-dilutive.

Note 11. Income Taxes
The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the three months ended March 31:

	2010		2009
	(in thousands)
Computed income tax expense (benefit) at statutory federal income tax rate of 35%	$(1,013)	35.0%	$796	35.0%
State income tax expense (benefit), net of federal benefit or provision	(139)	4.8%	165	7.3%
Change in enacted tax law	1,279	(44.2%)	—	0.0%
Other, net	81	(2.8%)	(60)	(2.7%)

Income tax expense	$208	(7.2%)	$901	39.6%

In March 2010, the Patient Protection and Affordable Care Act and a related measure, the Health Care and Education Affordability Reconciliation Act of 2010, were both enacted into law. As a result of this legislation, the tax deductions for the portion of the prescription drug costs for which the employer receives a Medicare Part D subsidy have been eliminated for tax years beginning after December 31, 2012. Accordingly, during the first quarter of 2010, Viad reduced its deferred tax asset related to its postretirement benefit plan liability to reflect the change in the tax law. The reduction in the deferred tax asset resulted in an increase to income tax expense of $1.3 million during the first quarter of 2010.
Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of March 31, 2010 and December 31, 2009, Viad had gross deferred tax assets of $55.1 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during the third and fourth quarters of 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both March 31, 2010 and December 31, 2009, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
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
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of March 31, 2010 and December 31, 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of March 31, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $419,000 and $407,000, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended March 31, 2010 and 2009, Viad recorded tax-related interest expense of $12,000 and $64,000, respectively.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2010 and December 31, 2009. In addition, as of March 31, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $322,000 and $313,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of March 31, 2010, Viad did not have any unrecognized tax benefits for continuing operations; however, the Company had $419,000 of accrued tax-related interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that the entire amount of accrued interest could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
In the three months ended March 31, 2009, Viad paid reassessments of $4.9 million and received aggregate tax refunds of $1.9 million related to a Canadian tax settlement agreement.
Viad’s 2006 through 2009 U.S. federal tax years and various state tax years from 2004 through 2009 remain subject to income tax examinations by tax authorities. In addition, tax years from 2005 through 2009 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of both March 31, 2010 and December 31, 2009, liabilities associated with uncertain tax positions (including interest and penalties) of $1.4 million were classified as non-current liabilities.
Viad does not record deferred taxes on the undistributed earnings of its Canadian subsidiaries as management presently intends to reinvest the earnings of those operations. As of December 31, 2009, there was approximately $84.6 million of accumulated undistributed earnings related to Viad’s Canadian subsidiaries, the majority of which has been previously reinvested in the assets of those foreign operations. The incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $2.3 million. To the extent that circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted to the parent, Viad would accrue incremental U.S. income taxes and foreign withholding taxes attributable to such remittance. Furthermore, there have been certain legislative initiatives, which could potentially result in the reduction or elimination of the deferral of U.S. income taxes on unrepatriated foreign earnings. If such initiatives were to become enacted tax law, the Company may be required to record additional income tax expense, which could have a negative impact on Viad’s financial position and results of operations.
Note 12. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended March 31 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2010	2009	2010	2009	2010	2009
	(in thousands)
Service cost	$53	$44	$27	$16	$75	$58
Interest cost	311	324	265	271	193	175
Expected return on plan assets	(149)	(161)	(41)	(52)	(149)	(121)
Amortization of prior service cost (credit)	10	11	(293)	(323)	—	—
Recognized net actuarial loss	139	89	157	74	—	—

Net periodic benefit cost (credit)	$364	$307	$115	$(14)	$119	$112

Viad expects to contribute $832,000 to its funded pension plans, $807,000 to its unfunded pension plans and $553,000 to its postretirement benefit plans in 2010. As of March 31, 2010, Viad had contributed $41,000 to its funded pension plans, $145,000 to its unfunded pension plans and $156,000 to its postretirement benefit plans.
Note 13. Restructuring Charges and Recoveries
During the three months ended March 31, 2010, Viad recorded aggregate restructuring charges of $2.1 million as part of the continued strategic reorganization activities in the Marketing & Events Group, which primarily consisted of the elimination of certain positions. Previously, Viad has at times incurred charges attributable to headcount reductions and facility consolidations, and has recorded adjustments to restructuring liabilities in certain circumstances. As of March 31, 2010, the remaining aggregate restructuring liabilities primarily relate to future lease payment obligations to be made over the remaining lease terms. The changes in the restructuring liability balances for the three months ended March 31, 2010 are as follows:

	Marketing &
	Events Group	Other
	Consolidation	Restructurings	Total

Balance at January 1, 2010	$8,628	$3,027	$11,655
Restructuring charges	2,053	—	2,053
Cash payments	(2,690)	(361)	(3,051)
Adjustment to liability	(791)	(98)	(889)
Foreign currency translation adjustment	(48)	—	(48)

Balance at March 31, 2010	$7,152	$2,568	$9,720

Note 14. Litigation, Claims and Other Contingencies
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2010, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2010, there was a remaining environmental remediation liability of $6.6 million related to previously sold operations of which $1.1 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.5 million under the caption “Other deferred items and liabilities.”
As of March 31, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2010 would be $34.3 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under concession contracts with the U.S. National Park Service (the “Park Service”) for Glacier National Park and with the Canadian Government for Waterton Lakes National Park. Glacier Park has formally provided the Canadian Government with notice to renew the concessionaire agreement for the Waterton Lakes National Park for an additional 42-year lease term. The original 42-year lease agreement expires in 2010. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of the operations at Waterton Lakes National Park and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park generated approximately 25 percent of Travel & Recreation Group’s full year 2009 segment operating income.
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

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$169,409	$193,781
International	50,367	43,278
Intersegment eliminations	(2,836)	(997)

	216,940	$236,062
Travel & Recreation Group	7,413	4,887

	$224,353	$240,949

Segment operating income (loss):
Marketing & Events Group
U.S.	$(49)	$5,328
International	2,637	3,743

	2,588	9,071
Travel & Recreation Group	(2,389)	(2,404)

	199	6,667
Corporate activities	(644)	(1,503)

	(445)	5,164
Interest income	96	261
Interest expense	(493)	(420)
Restructuring charges:
Marketing & Events U.S.	(2,053)	(2,732)

Income (loss) before income taxes	$(2,895)	$2,273

	March 31,	December 31,
	2010	2009
	(in thousands)
Assets:
Marketing & Events U.S.	$245,335	$245,255
Marketing & Events International	83,851	78,450
Travel & Recreation Group	151,597	147,090
Corporate and other	126,857	138,391

	$607,640	$609,186

Note 16. Impact of Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting and reporting for transfers of financial assets, which is codified in Accounting Standards Codification (“ASC”) Topic 860. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. Viad adopted the provisions of this guidance on January 1, 2010, which did not have an impact on Viad’s financial position or results of operations.
In June 2009, the FASB issued new guidance related to accounting and reporting for variable interest entities, which is codified in ASC Topic 810. This guidance amends previously issued standards and addresses the effects of the elimination of the qualifying special-purpose entity concept contained in those previous standards. Viad adopted the provisions of this guidance on January 1, 2010, which did not have an impact on Viad’s financial position or results of operations.
Note 17. Common Stock Repurchases
Viad has announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were repurchased during the three months ended March 31, 2010. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of March 31, 2010. Additionally, during the three months ended March 31, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 57,309 shares for $975,000, respectively, related to tax withholding requirements on share-based awards.

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
Overview:
Viad Corp (“Viad” or the “Company”) operates in three reportable business segments: Marketing & Events U.S., Marketing & Events International and Travel & Recreation Group. As discussed below, the Company changed its reporting segments related to the Marketing & Events Group during the first quarter of 2010.
In July 2009, Viad announced a strategic reorganization to align its brands and operations into two operating groups: the Marketing & Events Group and the Travel & Recreation Group. The operating groups are supported by a Corporate Services Group that centralizes responsibility for various corporate functions. Immediately following the close of business on December 31, 2009, substantially all of the domestic operations of the Marketing & Events Group were combined into one legal entity by transferring all of the assets and third party liabilities of Exhibitgroup/Giltspur, a division of Viad Corp, The Becker Group, Ltd. (“Becker Group”) and other related entities into GES Exposition Services, Inc. Furthermore, on February 2, 2010, GES Exposition Services, Inc. changed its name to Global Experience Specialists, Inc. (“GES”). The services that were previously provided under the Company’s brands of “Exhibitgroup/Giltspur” and “Becker Group” are now provided under the “Global Experience Specialists” brand.
Marketing & Events Group — In connection with the reorganization and consolidation of business units within the Marketing & Events Group, the Company changed its management structure and internal organization in a manner that caused a change to the composition of its reportable segments, which is effective for the first quarter of 2010. Accordingly, the Marketing & Events Group consists of two reporting segments based on geographical lines of responsibility, the U.S. segment and International segment, as follows:
1.
Marketing & Events U.S., which includes all domestic GES and affiliated operations, including those services formerly provided under the Exhibitgroup/Giltspur and Becker Group brands. The consolidation of the domestic Marketing & Events Group operations is aimed to provide a fully integrated service delivery network through a realigned sales organization, shared infrastructure and facilities, and a common operational platform.

2.
Marketing & Events International, which includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Asia). This reporting segment includes the operations of the following companies; GES Exposition Services (Canada) Limited, Giltspur Exhibits of Canada, Inc., Melville Exhibition and Event Services Limited and Corporate Technical Services Limited (collectively “Melville”) and affiliates, SDD Exhibitions Limited and Voblo Verwaltungs GmbH.

Beginning in the first quarter of 2010, the presentation of segment information for the Marketing & Events Group is based on the redefined segments, and comparable prior year information has been restated to reflect the revised segment structure.
The Marketing & Events Group provides exhibition, event and retail marketing services through its operations in the U.S., Canada, the United Kingdom, Germany and the United Arab Emirates, as well as an international network of partners in various other countries. It competes principally within the exhibition, event and corporate meeting industry, which primarily consists of exhibitions, trade shows, conventions, and corporate and special events that facilitate face-to-face marketing of the goods and services being offered or displayed.
The Marketing & Event Groups specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients including, show organizers, corporate brand marketers and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and other major domestic and international corporations. Retail shopping centers include major mall developers, owners and management companies.
Under its agreements with show organizers, the Marketing & Events Group serves as the official services contractor, providing services to the show organizer, and is designated as the exclusive provider of certain services to exhibitors participating in the exhibition or event. Show organizer services generally include: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; show traffic analysis; carpeting and flooring; decorating products and accessories; custom graphics; overhead rigging; cleaning; and electrical, lighting and plumbing distribution. Exclusive exhibitor services provide exhibitors with a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the show. These services typically include: material handling services; overhead rigging; electrical distribution; and cleaning.

In addition to exclusive exhibitor services, the Marketing & Events Group competes with other providers to sell non-exclusive services to exhibitors, including: custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications and customer relationship management; multimedia services; event surveys; return on investment analysis; attendee and exhibit booth traffic analysis; staff training; online management tools; logistics, storage and refurbishment of exhibits; booth furnishings, carpeting and signage; in-house installation and dismantling; and various other show services. The Marketing & Events Group aims to provide these services, combined with complete event program management and planning, to corporate brand marketer clients across all exhibitions and events in which they participate regardless of whether or not it is the official services contractor.
The Marketing & Events Group also provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. In addition, the Marketing & Events Group offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping, and on-site installation of retail merchandising units, kiosks and holiday environments for shopping centers and lifestyle centers. The Marketing & Events Group also provides construction and installation services for permanent installations, including museums, corporate lobbies, visitors centers, showrooms, and retail interiors.
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
The following are financial highlights of the first quarter of 2010 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)
•	Total revenues of $224.4 million compared to $240.9 million in the first quarter of 2009

•	Net loss attributable to Viad of $3.0 million versus income of $1.5 million in the first quarter of 2009

•	Diluted loss per share of $0.15 versus income per share of $0.07 in the first quarter of 2009

•	Restructuring charges of $2.1 million related to reorganization activities in the Marketing & Events Group, primarily comprised of the elimination of certain positions

•	Cash and cash equivalents totaled $131.0 million as of March 31, 2010

•	Debt was $11.6 million as of March 31, 2010
Marketing & Events Group
U.S.
•	Revenues of $169.4 million, a decrease of 12.6 percent from the first quarter of 2009

•	Segment operating loss of $49,000, as compared to income $5.3 million in the first quarter of 2009
International
•	Revenues of $50.4 million, an increase of 16.4 percent from the first quarter of 2009

•	Segment operating income of $2.6 million, as compared to $3.7 million in the first quarter of 2009
Travel & Recreation Group
•	Revenues of $7.4 million, as compared to $4.9 million in the first quarter of 2009

•	Segment operating loss of $2.4 million, a decrease of 0.6 percent from the first quarter of 2009
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
A reconciliation of Adjusted EBITDA to net income (loss) attributable to Viad is as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Adjusted EBITDA	$4,523	$9,189
Interest expense	(493)	(420)
Income tax expense	(208)	(901)
Depreciation and amortization	(6,804)	(6,365)

Net income (loss) attributable to Viad	$(2,982)	$1,503

The decrease in Adjusted EBITDA of $4.7 million for the first quarter of 2010 compared to the first quarter of 2009 was primarily driven by lower segment operating results at the Marketing & Events U.S. segment, partially offset by lower corporate costs and lower restructuring charges. See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of First Quarter of 2010 to the First Quarter of 2009
Revenues for the first quarter of 2010 decreased 6.9 percent to $224.4 million from $240.9 million in the first quarter of 2009. Viad’s loss before income taxes was $2.9 million for the first quarter of 2010 compared to income of $2.3 million in the first quarter of 2009. The 2010 first quarter net loss attributable to Viad was $3.0 million, or $0.15 per diluted share, compared to income of $1.5 million, or $0.07 per diluted share, in the first quarter of 2009. These declines were largely the result of recessionary declines in trade show marketing spending.
During the first quarter of 2010, foreign exchange rate variances resulted in increases of approximately $7.2 million and $133,000 in revenues and segment operating income, respectively, as compared to the first quarter of 2009. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first quarter:

	Revenues			Segment Operating Results
	Weighted Average		Effect of Rate	Weighted Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2010	2009	(thousands)	2010	2009	(thousands)
Marketing & Events Group:
Canada	$0.96	$0.80	$4,160	$0.97	$0.76	$225
U.K.	$1.56	$1.44	$1,758	$1.53	$1.44	$103

Travel & Recreation Group:
Canada	$0.95	$0.80	$1,165	$0.96	$0.80	$(159)
Accordingly, Viad’s first quarter results were impacted by the strengthening of the Canadian dollar and the British pound relative to the U.S. dollar. However, future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $169.4 million for the first quarter of 2010, down 12.6 percent from $193.8 million in the first quarter of 2009. Segment operating loss was $49,000 in the first quarter of 2010, compared to income of $5.3 million in the first quarter of 2009. These declines resulted primarily from reductions in exhibition marketing spending and a reduction in revenues of approximately $5 million due to show rotation. Base same-show revenues declined approximately 10 percent in the first quarter of 2010. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 55 percent of 2010 first quarter revenues for the Marketing & Events U.S. segment.
Revenues for the Marketing & Events International segment were $50.4 million for the first quarter of 2010, up 16.4 percent from $43.3 million in the first quarter of 2009. Segment operating income was $2.6 million in the first quarter of 2010, compared to $3.7 million in the first quarter of 2009. As discussed above, results in this segment were impacted by exchange rates during the 2010 first quarter resulting in increases of approximately $6.1 million and $293,000 in revenues and segment operating income, respectively, as compared to the first quarter of 2009. Excluding exchange rate variances, 2010 first quarter revenues increased by $1.0 million, or 2.4 percent, primarily due to a major project for the 2010 Winter Olympic Games in Canada, partially offset by a reduction in revenues of approximately $3 million due to show rotation and general declines in exhibition marketing spending.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. The current weak economy is negatively impacting the exhibition and event industry, resulting in lower exhibition attendance and exhibitor spending. Additionally, the pricing environment remains challenging.
In anticipation of revenue pressures, management began taking actions to reduce overhead costs during early 2008. In early 2009, management began implementing changes to its Marketing & Event Group service delivery processes based on ‘Lean’ principles in order to further increase efficiencies, decrease costs and enhance service levels. Also in 2009, management commenced the integration of GES Exposition Services, Exhibitgroup/Giltspur and Becker Group to form the new Global Experience Specialists organization. As a result of these efforts, management realized reduction in Marketing & Events Group overhead costs of approximately $41 million during 2009 and anticipates a further reduction in U.S. overhead costs of approximately $10 million during 2010. Additionally, management anticipates realizing approximately $10 million in variable cost savings from its Lean initiatives during 2010, offsetting general market pressures on margins.
As part of the business integration, the Marketing & Events U.S. sales force was combined and aligned with its primary customer segments — exhibition sales, brand marketer sales (which primarily represents exhibitor sales) and retail sales. These sales forces are supported by an integrated service delivery network, shared infrastructure and facilities, and a common operational platform.
Primarily as a result of the business integration and cost-reduction efforts, Viad recorded restructuring charges of $2.1 million and $2.7 million during the first quarters of 2010 and 2009, respectively, related to the operations of the Marketing & Events U.S. segment. Additional charges may be incurred as management continues to reduce its cost structure.
In 2010, management expects same-show revenues to decline by approximately 10 percent and show rotation to positively impact revenues by $20 million to $25 million due to a few major, non-annual shows that will occur in 2010. Management also expects continued weak demand from shopping center clients for holiday-themed events and experiences and retail merchandising units. Additionally, management anticipates that foreign currency exchange rate variances will not have a significant impact on full year 2010 results.
Management remains focused on improving the profitability of the Marketing & Events Group through continued integration and consolidation of operations to increase capacity utilization and reduce costs, as well as leveraging the collective strengths and capabilities of the combined organization to increase productivity and win market share by delivering comprehensive, innovative, value-added solutions that enable clients to generate a higher return on their face-to-face marketing investments.
Viad’s Marketing & Events Group is subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues of the Travel & Recreation Group segment were $7.4 million, up 51.7 percent compared to first quarter 2009 revenues of $4.9 million. Segment operating loss was $2.4 million for both the first quarters of 2010 and 2009. As discussed above, results in this segment were impacted by exchange rate variances during the 2010 first quarter resulting in increases of approximately $1.2 million and $159,000 in revenues and segment operating loss, respectively, as compared to the first quarter of 2009. Excluding exchange rate variances, 2010 first quarter revenues increased by $1.4 million, or 27.8 percent, primarily due to increased transportation revenues related to the 2010 Winter Olympic Games in Canada, partially offset by reduced tourism demand.
The Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. As a result of global economic weakness, management expects results from the Travel & Recreation Group segment to remain under pressure in 2010. Additionally, management anticipates that foreign currency exchange rate variances will not have a significant impact on full year 2010 results.
During 2009, approximately 72 percent of revenue and 80 percent of segment operating income generated in the Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and, therefore, revenue and operating income from the Travel & Recreation Group segment.
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
Corporate Activities. Corporate activities totaled $644,000 in the first quarter of 2010, compared to $1.5 million in the first quarter of 2009. The decrease was primarily due to the timing of corporate costs in 2010 and higher corporate development expenses in the 2009 quarter, partially offset by lower share-based compensation expense in the 2009 quarter.
Interest Income. Interest income totaled $96,000 in the first quarter of 2010, compared to $261,000 in the first quarter of 2009. The decrease was primarily due to lower interest rates on invested cash balances, and to a lesser extent, a decline in the average cash balance from 2009.
Restructuring Charges. Viad recorded restructuring charges of $2.1 million in the first quarter of 2010, compared to $2.7 million in the first quarter of 2009. The charges related to reorganization activities in the Marketing & Events Group, primarily comprised of the elimination of certain positions.
Income Taxes. The effective tax rate in the first quarter of 2010 was a negative 7.2 percent, compared to 39.6 percent in the first quarter of 2009. The lower rate in 2010 relative to 2009 was primarily due to the charge in 2010 of $1.3 million related to healthcare legislation. Excluding this item, the effective tax rate in the first quarter of 2010 would have been 37.0 percent.
Liquidity and Capital Resources:
Cash and cash equivalents were $131.0 million as of March 31, 2010 as compared to $116.3 million as of December 31, 2009, with the increase primarily due to cash flow from operations and proceeds from the sale of certain assets, partially offset by capital expenditures. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
Viad’s total debt as of March 31, 2010 was $11.6 million compared to $12.8 million as of December 31, 2009. The debt-to-capital ratio was 0.029 to 1 as of March 31, 2010 compared with 0.032 to 1 as of December 31, 2009. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
Effective November 20, 2009, Viad amended its secured revolving credit agreement (the “Credit Facility”) to ensure that the Company continued to meet its obligations under the Credit Facility given the current economic environment. The amended Credit Facility provides for a $75 million revolving line of credit, and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on June 15, 2011 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.50 percent annually. As of March 31, 2010, Viad had $62.5 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $6.0 million and issued letters of credit of $6.5 million. As part of the amendment, Viad’s financial covenants were amended and include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of March 31, 2010, the fixed-charge coverage and leverage ratios were 1.14 to 1 and 1.56 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the Credit Facility term. As of March 31, 2010, Viad was in compliance with all covenants.
As of March 31, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2010 would be $34.3 million. These guarantees primarily relate to leased facilities and certain equipment expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Capital expenditures for the first three months of 2010 totaled $5.0 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and the purchase of equipment at the Travel & Recreation Group. For the first three months of 2009, capital expenditures totaled $10.6 million and primarily related to the purchase of equipment and information systems and related costs at the Marketing & Events U.S. segment and new buses at the Travel & Recreation Group.
During the first quarter of 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs). The asset was previously held in the Travel & Recreation Group and was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale” as of December 31, 2009.
Viad announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. Shares repurchased to date under these programs totaled 2,839,319 for $93.3 million. No shares were repurchased during the first three months of 2010. The authorizations of the Board of Directors do not have expiration dates and 160,681 shares are available for repurchase as of March 31, 2010. Additionally, during the first quarters of 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 57,309 shares for $975,000, respectively, related to tax withholding requirements on vested share-based awards.
Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Accordingly, Viad has recorded accrued liabilities associated with uncertain tax positions. The final resolution or settlement of uncertain tax positions could result in future cash payments. During the first quarter of 2009, Viad paid certain foreign income tax reassessments of $4.9 million and received tax refunds of $1.9 million pursuant to a joint settlement agreement with certain Canadian taxing jurisdictions.
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2010 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of March 31, 2010, there was a remaining environmental remediation liability of $6.6 million related to previously sold operations of which $1.1 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.5 million under the caption “Other deferred items and liabilities.”
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
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
As of March 31, 2010, Viad had goodwill of $84.6 million related to its Marketing & Events Group, which consisted of $62.7 million related to the Marketing & Events U.S. segment, and $21.9 million related to the Marketing & Events International segment. For goodwill impairment testing purposes, this goodwill is assigned to and tested at the component level within the respective segment’s geographical operations. As of March 31, 2010, the amount of goodwill assigned to each of the discrete reporting units in the United States, the United Kingdom (Melville) and Canada was $62.7 million, $13.0 million and $8.9 million, respectively. Also, as of March 31, 2010, the Brewster operating segment (within the Travel & Recreation Group) had goodwill of $41.4 million. Brewster is considered a reporting unit for goodwill impairment testing purposes.
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

The most critical assumptions and estimates in determining the estimated fair value of its reporting units relate to the amounts and timing of expected future cash flows for each reporting unit and the reporting unit cost of capital (discount rate) applied to those cash flows. Furthermore, the assumed reporting unit cost of capital rates (discount rates) are estimated using a build-up method based on the perceived risk associated with the cash flows pertaining to the specific reporting unit. In order to assess the reasonableness of its fair value estimates, the Company performs a reconciliation of the aggregate fair values of its reporting units to Viad’s market capitalization.
As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of March 31, 2010, Viad had aggregate goodwill of $126.0 million recorded in its consolidated balance sheets. As noted above, the amount of goodwill assigned to each of the Marketing & Events-related reporting units in the United States, the United Kingdom (Melville) and Canada was $62.7 million, $13.0 million and $8.9 million, respectively, as of March 31, 2010. The amount of goodwill assigned to the Brewster reporting unit as of March 31, 2010 was $41.4 million. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2009, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 35 percent, 52 percent and 54 percent, respectively, for each of the Marketing & Events reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 46 percent as of the most recent impairment test. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses.
Other intangible assets not subject to amortization, which consist of trademarks and trade names, are also tested for impairment annually on October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Other intangible assets not subject to amortization are also reviewed annually to determine whether an indefinite useful life remains appropriate. The Company also uses an income approach to measure the estimated fair values of its trademarks and trade names not subject to amortization. Intangible assets subject to amortization are stated at cost, net of accumulated amortization, and are tested for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable through undiscounted cash flows. Intangible assets subject to amortization primarily consist of customer contracts and relationships, non-compete agreements, proprietary technology and design libraries.
As of March 31, 2010, the Company had aggregate intangible assets not subject to amortization of $180,000, and aggregate intangible assets subject to amortization of $2.3 million. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections could trigger additional impairment testing for these intangible assets, which may result in impairment losses.
Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more likely-than-not that its deferred tax assets will be realized in the future. As of March 31, 2010 and December 31, 2009, Viad had gross deferred tax assets of $55.1 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both March 31, 2010 and December 31, 2009, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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
In March 2010, the Patient Protection and Affordable Care Act and a related measure, the Health Care and Education Affordability Reconciliation Act of 2010, were both enacted into law. As a result of this legislation, the tax deductions for the portion of the prescription drug costs for which the employer receives a Medicare Part D subsidy have been eliminated for tax years beginning after December 31, 2012. Accordingly, during the first quarter of 2010, Viad reduced its deferred tax asset related to its postretirement benefit plan liability to reflect the change in the tax law. The reduction in the deferred tax asset resulted in an increase to income tax expense of $1.3 million during the first quarter of 2010.
Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of March 31, 2010 and December 31, 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of March 31, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $419,000 and $407,000, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended March 31, 2010 and 2009, Viad recorded tax-related interest expense of $12,000 and $64,000, respectively.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2010 and December 31, 2009. In addition, as of March 31, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $322,000 and $313,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of March 31, 2010, Viad did not have any unrecognized tax benefits for continuing operations; however, the Company had $419,000 of accrued tax-related interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that the entire amount of accrued interest could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
In the first quarter 2009, Viad paid reassessments of $4.9 million and received aggregate tax refunds of $1.9 million related to a Canadian tax settlement agreement.
Viad does not record deferred taxes on the undistributed earnings of its Canadian subsidiaries as management presently intends to reinvest the earnings of those operations. As of December 31, 2009, there was approximately $84.6 million of accumulated undistributed earnings related to Viad’s Canadian subsidiaries, the majority of which have been previously reinvested in the assets of those foreign operations. The incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $2.3 million. To the extent that circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted to the parent, Viad would accrue incremental U.S. income taxes and foreign withholding taxes attributable to such remittance. Furthermore, there have been certain legislative initiatives, which could potentially result in the reduction or elimination of the deferral of U.S. income taxes on unrepatriated foreign earnings. If such initiatives were to become enacted tax law, the Company may be required to record additional income tax expense, which could have a negative impact Viad’s financial position and results of operations.

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.5 million as of March 31, 2010. Of this total, $16.4 million related to workers’ compensation liabilities and the remaining $6.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $8.3 million as of March 31, 2010, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.2 million and $2.1 million for the first quarters of March 31, 2010 and 2009, respectively.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $832,000 to its funded pension plans and $807,000 to its unfunded pension plans in 2010, of which the Company has contributed $41,000 and $145,000 as of March 31, 2010, respectively.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $553,000 to the plans in 2010, of which $156,000 has been contributed as of March 31, 2010.
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
The weighted-average discount rates used to determine the domestic funded pension, domestic unfunded pension and postretirement benefit obligations as of December 31, 2009 were 5.90 percent, 5.70 percent and 5.60 percent, respectively. The weighted-average discount rate used to determine the foreign pension benefit obligations as of December 31, 2009 was 5.60 percent. The weighted-average discount rates used to determine the 2009 net periodic benefit cost for the domestic and foreign pension plans were 6.90 percent and 7.00 percent, respectively. The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments.
The expected return on plan assets used to determine net periodic benefit cost for the Company’s domestic and foreign pension plans for 2009 was 6.35 percent and 6.50 percent, respectively. The expected return on plan assets used to determine net periodic benefit cost for postretirement benefit plans for 2009 was 6.10 percent.
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
Share-based compensation expense recognized in the consolidated financial statements during the first quarters of 2010 and 2009 was $820,000 and $233,000, respectively. In addition, $466,000 of costs associated with share-based compensation was included in restructuring expense in the first quarter of 2010. Furthermore, the total tax benefits related to share-based compensation expense were $287,000 and $60,000 during the first quarters of 2010 and 2009, respectively. No share-based compensation costs were capitalized during the first quarters of 2010 or 2009.

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
Impact of Recent Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting and reporting for transfers of financial assets, which is codified in Accounting Standards Codification (“ASC”) Topic 860. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. Viad adopted the provisions of this guidance on January 1, 2010, which did not have an impact on Viad’s financial position or results of operations.
In June 2009, the FASB issued new guidance related to accounting and reporting for variable interest entities, which is codified in ASC Topic 810. This guidance amends previously issued standards and addresses the effects of the elimination of the qualifying special-purpose entity concept contained in those previous standards. Viad adopted the provisions of this guidance on January 1, 2010, which did not have an impact on Viad’s financial position or results of operations.
Forward-Looking Statements:
As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including further terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2009 Annual Report.
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
Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $35.3 million and $31.3 million as of March 31, 2010 and December 31, 2009, respectively. During the first quarter of 2010, unrealized foreign currency translation gains of $4.0 million were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s Canadian and United Kingdom operations for the first quarter of 2010:

	Weighted Average		Effect of Rate
	Exchange Rates		Variance
	2010	2009	(thousands)
Canadian Operations:
Marketing & Events Group	$0.97	$0.76	$225
Travel & Recreation Group	$0.96	$0.80	$(159)

United Kingdom Operations:
Marketing & Events Group	$1.53	$1.44	$103
As the Canadian operations generated aggregate operating income in the first quarter of 2010, Viad’s segment operating income has been favorably impacted by approximately $66,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated aggregate operating income in the first quarter of 2010, Viad’s segment operating income has been favorably impacted by approximately $103,000 from the strengthening of the British pound relative to the U.S. dollar.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of March 31, 2010, Viad had variable rate debt outstanding of $6.0 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to the prime rate or LIBOR.
Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2010, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
During the first quarter of 2010, there were changes in the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. In particular, the Company continued the implementation of a new financial software module at certain city locations in which GES operates. The new software module includes pricing, order management, billing, and accounts receivable functions. The implementation in the first quarter of 2010 was part of GES’ domestic implementation project for this new financial software, as first reported in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009. The Company anticipates that the implementation of new software at GES will be completed by the end of 2010. The implementation of the new software was part of a planned systems upgrade at GES and was not made in response to any deficiency in the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” of Part 1 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is a table showing the total number of shares of Viad common stock repurchased during the first quarter of 2010 by Viad from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans or
Period	Purchased (#)	($)	Programs	Programs (1)
January 2010	14,821	21.04	—	160,681
February 2010	13,586	19.24	—	160,681

Total	28,407	20.18	—	160,681

(1)
Viad announced its intent, under authorizations by its Board of Directors, to repurchase up to an aggregate of three million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were purchased during the first quarter of 2010. Shares repurchased to date under these programs totaled 2,839,319. The authorizations of the Board of Directors do not have expiration dates. The terms of Viad’s $75 million secured revolving credit facility, as amended as of November 20, 2009, restrict the Company from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term, which expires in June 2011.

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

VIAD CORP

(Registrant)

May 7, 2010	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)