Form 10-Q
period 2010-06-30
VIAD CORP
filed 2010-08-06
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2010, 20,545,194 shares of common stock ($1.50 par value) were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$133,971	$116,342
Accounts receivable, net of allowance for doubtful accounts of $2,318 and $3,892, respectively	67,938	44,767
Inventories	37,916	44,818
Deferred income taxes	16,891	20,150
Asset held for sale	—	13,982
Other current assets	27,631	21,476

Total current assets	284,347	261,535
Property and equipment, net	148,011	155,000
Other investments and assets	29,339	29,069
Deferred income taxes	31,997	35,951
Goodwill	123,185	124,931
Other intangible assets, net	2,184	2,700

Total Assets	$619,063	$609,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,901	$41,509
Other current liabilities	93,381	85,077
Current portion of long-term debt and capital lease obligations	7,240	4,301

Total current liabilities	155,522	130,887
Long-term debt and capital lease obligations	3,125	8,487
Pension and postretirement benefits	32,655	32,767
Other deferred items and liabilities	48,648	52,414

Total liabilities	239,950	224,555

Commitments and contingencies (Note 14)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	606,803	606,038
Retained deficit	(17,995)	(16,405)
Unearned employee benefits and other	(5,207)	(5,954)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	135	154
Cumulative foreign currency translation adjustments	27,373	31,283
Unrecognized net actuarial loss and prior service credit	(10,051)	(8,385)
Common stock in treasury, at cost, 4,390,287 and 4,379,125 shares, respectively	(266,247)	(266,618)

Total Viad Corp stockholders’ equity	372,213	377,515
Noncontrolling interest	6,900	7,116

Total stockholders’ equity	379,113	384,631

Total Liabilities and Stockholders’ Equity	$619,063	$609,186

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Convention and event services	$155,097	$154,721	$333,856	$351,617
Exhibits and environments	40,813	40,638	78,994	79,804
Travel and recreation services	22,389	18,206	29,802	23,093

Total revenues	218,299	213,565	442,652	454,514

Costs and expenses:
Costs of services	166,712	161,984	347,551	351,267
Costs of products sold	43,862	41,773	87,177	86,772
Corporate activities	2,058	703	2,702	2,206
Interest income	(88)	(132)	(184)	(393)
Interest expense	473	425	966	845
Restructuring charges	559	198	2,612	2,930

Total costs and expenses	213,576	204,951	440,824	443,627

Income before income taxes	4,723	8,614	1,828	10,887
Income tax expense	1,790	3,311	1,998	4,212

Net income (loss)	2,933	5,303	(170)	6,675
Net loss attributable to noncontrolling interest	95	96	216	227

Net income attributable to Viad	$3,028	$5,399	$46	$6,902

Diluted income per common share
Net income attributable to Viad common stockholders	$0.15	$0.26	$—	$0.34

Weighted-average outstanding and potentially dilutive common shares	20,375	20,170	20,338	20,167

Basic income per common share
Net income attributable to Viad common stockholders	$0.15	$0.26	$—	$0.34

Weighted-average outstanding common shares	20,059	19,977	20,055	19,935

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net income (loss)	$2,933	$5,303	$(170)	$6,675

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax	(78)	118	(19)	61
Unrealized foreign currency translation adjustments	(7,956)	15,504	(3,910)	10,424
Pension and postretirement benefit plans:
Net actuarial loss, net of tax	183	22	(1,371)	95
Prior service credit, net of tax	(175)	(190)	(295)	(380)

Total other comprehensive income (loss)	(8,026)	15,454	(5,595)	10,200

Comprehensive income (loss)	(5,093)	20,757	(5,765)	16,875
Comprehensive loss attributable to noncontrolling interest	95	96	216	227

Comprehensive income (loss) attributable to Viad	$(4,998)	$20,853	$(5,549)	$17,102

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(170)	$6,675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,004	13,535
Deferred income taxes	4,295	5,739
Restructuring charges	2,612	2,930
Losses (gains) on dispositions of property and other assets	37	(14)
Share-based compensation expense	1,800	1,215
Other non-cash items, net	1,852	2,171
Change in operating assets and liabilities:
Receivables	(23,444)	(20,213)
Inventories	6,902	11,963
Accounts payable	14,415	(3,758)
Restructuring liabilities	(5,016)	(2,668)
Accrued compensation	9,342	(15,605)
Customer deposits	(1,856)	(10,699)
Income taxes payable	(130)	(5,510)
Other assets and liabilities, net	(6,359)	(6,405)

Net cash provided by (used in) operating activities	18,284	(20,644)

Cash flows from investing activities:
Capital expenditures	(8,404)	(14,780)
Proceeds from dispositions of property and other assets	14,541	28

Net cash provided by (used in) investing activities	6,137	(14,752)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(2,869)	(1,606)
Dividends paid on common stock	(1,644)	(1,648)
Common stock purchased for treasury	(573)	(1,162)
Proceeds from exercise of stock options	38	—

Net cash used in financing activities	(5,048)	(4,416)

Effect of exchange rate changes on cash and cash equivalents	(1,744)	1,690

Net increase (decrease) in cash and cash equivalents	17,629	(38,122)
Cash and cash equivalents, beginning of year	116,342	148,040

Cash and cash equivalents, end of period	$133,971	$109,918

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$3,855	$6,727

Interest	$511	$475

Equipment acquired under capital leases	$390	$2,776

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
In connection with the reorganization and consolidation of business units within the Marketing & Events Group, the Company changed its management structure and internal organization in a manner that caused a change to the composition of its reportable segments, which was effective in the first quarter of 2010. Accordingly, the Marketing & Events Group consists of two reporting segments based on geographical lines of responsibility, the U.S. segment and International segment, as follows:
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

2.
Marketing & Events International, which includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Africa). This reporting segment includes the operations of the following companies: GES Exposition Services (Canada) Limited, Giltspur Exhibits of Canada, Inc., Melville Exhibition and Event Services Limited and Melville Data Services Limited (collectively “Melville”) and affiliates, SDD Exhibitions Limited and GES GmbH & Co. KG.

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

Share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2010 and 2009 was $980,000 and $982,000, respectively, and $1.8 million and $1.2 million during the six months ended June 30, 2010 and 2009, respectively. In addition, $509,000 of costs associated with share-based compensation were included in restructuring expense (including $43,000 related to restricted stock units and performance-based restricted stock units presented below) during the six months ended June 30, 2010. Furthermore, the total tax benefits related to share-based compensation expense were $345,000 and $359,000 for the three months ended June 30, 2010 and 2009, respectively, and $628,000 and $420,000 during the six months ended June 30, 2010 and 2009, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2010 or 2009.
Share-based compensation expense of restricted stock and performance-based restricted stock (“PBRS”) for the three months ended June 30, 2010 and 2009 was $804,000 and $834,000, respectively, and $1.5 million and $2.0 million during the six months ended June 30, 2010 and 2009, respectively. Viad expects to recognize the unamortized cost of all outstanding restricted stock and PBRS awards in the consolidated financial statements over weighted-average periods of approximately 2.1 years and less than one year, respectively. During the six months ended June 30, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 68,715 shares for $1.2 million, respectively, related to tax withholding requirements on vested share-based awards.
The following table summarizes restricted stock and PBRS activity during the six months ended June 30, 2010:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2010	390,810	$24.59	174,927	$20.77
Granted	143,000	19.28	—	—
Vested	(65,961)	34.42	(29,547)	35.31
Forfeited	(1,150)	24.38	(126,550)	15.36

Balance at June 30, 2010	466,699	21.58	18,830	33.02

In addition to the awards in the table above, Viad also grants restricted stock unit and PBRS unit liability awards to key employees at certain of the Company’s Canadian operations. During the six months ended June 30, 2010, Viad granted 12,350 restricted stock units. The aggregate liability is recorded at estimated fair value and is remeasured on each balance sheet date. Share-based compensation costs related to these awards were $26,000 and $34,000 for the three months ended June 30, 2010 and 2009, respectively, and $61,000 and $50,000 during the six months ended June 30, 2010 and 2009, respectively. A portion of the 2009 PBRS unit award vested effective December 31, 2009 and a cash payout of $37,000 was distributed in March 2010. As of June 30, 2010 and December 31, 2009, Viad had liabilities recorded of $218,000 and $151,000, respectively, related to these awards.
From time to time, Viad has granted units to key employees under the performance unit incentive plan (“PUP”). PUP liability awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. Share-based compensation expense attributable to PUP awards for the three months ended June 30, 2009 was $9,000. No expense was recognized during the three months ended June 30, 2010. During the six months ended June 30, 2010 and 2009, share-based compensation expense attributable to PUP awards were credits of $3,000 and $1.1 million, respectively. The PUP awards for the 2006-2008 period vested effective December 31, 2008 and a cash payout of $1.8 million was distributed in March 2009. The PUP awards for the 2007-2009 period vested effective December 31, 2009 and a cash payout of $19,000 was distributed in March 2010. No PUP awards were granted during the six months ended June 30, 2010 or 2009 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods. There was no PUP liability recorded as of June 30, 2010.
Stock options granted in 2010 were for a term of 10 years and become exercisable one third after one year, another third after two years and the balance after three years from the date of grant. The fair value of the 2010 stock option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming Viad’s expected stock price volatility of 33.2 percent, a five year expected period of time the stock options will remain outstanding, an expected dividend yield on Viad common stock of 0.8 percent and a risk-free interest rate estimate of 2.44 percent. Share-based compensation expense related to stock option awards was $150,000 and $105,000 for the three months ended June 30, 2010 and 2009, respectively, and $263,000 and $312,000 during the six months ended June 30, 2010 and 2009, respectively. The total unrecognized cost related to non-vested stock option awards was $1.6 million as of June 30, 2010. Viad expects to recognize such cost in the consolidated financial statements over a weighted-average period of approximately 2.7 years.

The stock options outstanding as of June 30, 2010 had no intrinsic value based on the weighted-average exercise price and Viad’s closing stock price of $17.65 as of June 30, 2010. The total intrinsic value of stock option awards exercised during the six months ended June 30, 2010 was $16,000. During the six months ended June 30, 2010, Viad received cash proceeds from the exercise of stock options of $38,000. No stock options were exercised during the six months ended June 30, 2009. The grant date fair value of stock options that vested during the six months ended June 30, 2010 and 2009 was $370,000 and $599,000, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2010:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2010	541,718	$25.74	462,683
Granted	280,900	19.20
Exercised	(695)	19.57
Forfeited or expired	(29,348)	25.48

Options outstanding at June 30, 2010	792,575	23.44	477,350

The following table summarizes information concerning stock options outstanding and exercisable as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $19.20	282,150	9.6 years	$19.20	1,250	$18.40
$19.57 to $24.05	148,759	1.5 years	21.93	148,759	21.93
$24.22 to $26.07	151,171	1.5 years	25.12	143,171	25.13
$26.31 to $26.49	141,950	1.6 years	26.34	141,950	26.34
$30.82 to $38.44	68,545	3.6 years	34.47	42,220	34.26

$18.40 to $38.44	792,575	4.6 years	23.44	477,350	25.28

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of June 30, 2010, there were 29,497 of such options outstanding and exercisable, both with exercise prices ranging from $17.74 to $26.07. The weighted-average remaining contractual life of these options outstanding was approximately 1.2 years. During the six months ended June 30, 2010, 1,250 options were exercised by MoneyGram employees at an exercise price of $19.52.
Note 3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$21,922	$23,113
Work in process	15,994	21,705

Inventories	$37,916	$44,818

Note 4. Property and Equipment
Property and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Land	$8,966	$8,997
Buildings and leasehold improvements	84,885	84,242
Equipment and other	292,428	291,108

	386,279	384,347
Accumulated depreciation	(238,268)	(229,347)

Property and equipment, net	$148,011	$155,000

Depreciation expense for the three months ended June 30, 2010 and 2009 was $7.0 million and $6.7 million, respectively, and for the six months ended June 30, 2010 and 2009 was $13.5 million and $12.6 million, respectively.
During the fourth quarter of 2009, Viad commenced a plan of sale related to a non-strategic real estate asset. The asset consisted of land, building and related improvements and as of December 31, 2009, was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale.” In March 2010, Viad completed the sale for $14.3 million (net of selling costs).
Note 5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2010	$62,686	$22,472	$39,773	$124,931
Foreign currency translation adjustments	—	(1,156)	(590)	(1,746)

Balance at June 30, 2010	$62,686	$21,316	$39,183	$123,185

A summary of other intangible assets as of June 30, 2010 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,459	$(794)	$1,665
Non-compete agreements	1,931	(1,894)	37
Proprietary technology	507	(378)	129
Design libraries	175	(66)	109
Other	158	(85)	73

	5,230	(3,217)	2,013

Unamortized intangible assets:
Trademarks and trade names	171	—	171

Total	$5,401	$(3,217)	$2,184

A summary of other intangible assets as of December 31, 2009 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,507	$(511)	$1,996
Non-compete agreements	1,952	(1,865)	87
Proprietary technology	526	(331)	195
Design libraries	175	(22)	153
Other	158	(65)	93

	5,318	(2,794)	2,524

Unamortized intangible assets:
Trademarks and trade names	176	—	176

Total	$5,494	$(2,794)	$2,700

Intangible asset amortization expense for the three months ended June 30, 2010 and 2009 was $240,000 and $513,000, respectively, and $483,000 and $981,000 for the six months ended June 30, 2010 and 2009, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)

2010	$464
2011	$707
2012	$359
2013	$349
2014 and thereafter	$134
Note 6. Accrued Liabilities and Other
Other current liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Continuing operations:
Customer deposits	$39,555	$41,411
Accrued compensation	20,062	10,533
Self-insured liability accrual	7,722	8,078
Accrued restructuring	3,422	5,684
Accrued sales and use taxes	3,283	3,325
Accrued dividends	839	845
Other	16,726	13,330

	91,609	83,206

Discontinued operations:
Environmental remediation liabilities	913	1,075
Self-insured liability accrual	357	395
Other	502	401

	1,772	1,871

Total other current liabilities	$93,381	$85,077

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,597	$14,083
Accrued compensation	4,789	4,979
Accrued restructuring	4,786	5,971
Foreign deferred tax liability	3,023	4,358
Accrued income taxes	423	407
Deferred gain on sale of property	163	646
Other	4,790	5,111

	32,571	35,555

Discontinued operations:
Self-insured liability accrual	7,982	8,075
Environmental remediation liabilities	5,412	5,638
Accrued income taxes	967	948
Other	1,716	2,198

	16,077	16,859

Total other deferred items and liabilities	$48,648	$52,414

Note 7. Debt
As of June 30, 2010, Viad’s total debt of $10.4 million consisted of $5.2 million of capital lease obligations and a $5.2 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $75 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.50 percent annually. As of June 30, 2010, Viad had $63.3 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $5.2 million and outstanding letters of credit of $6.5 million. Financial covenants include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of June 30, 2010, the fixed-charge coverage and leverage ratios were 1.05 to 1 and 1.90 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term. As of June 30, 2010, Viad was in compliance with all covenants.
The estimated fair value of total debt was $10.2 million and $12.8 million as of June 30, 2010 and December 31, 2009, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 8. Stockholders’ Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2010:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2010	$377,515	$7,116	$384,631
Net income (loss)	46	(216)	(170)
Dividends on common stock	(1,644)	—	(1,644)
Common stock purchased for treasury	(573)	—	(573)
Employee benefit plans	1,708	—	1,708
Unrealized foreign currency translation adjustment	(3,910)	—	(3,910)
Unrealized loss on investments	(19)	—	(19)
Prior service cost and net actuarial loss	(1,666)	—	(1,666)
ESOP allocation adjustment	750	—	750
Other	6	—	6

Balance at June 30, 2010	$372,213	$6,900	$379,113

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2009:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2009	$460,555	$6,534	$467,089
Net income (loss)	6,902	(227)	6,675
Dividends on common stock	(1,648)	—	(1,648)
Common stock purchased for treasury	(1,162)	—	(1,162)
Employee benefit plans	1,039	—	1,039
Unrealized foreign currency translation adjustment	10,424	—	10,424
Unrealized gain on investments	61	—	61
Prior service cost and net actuarial loss	(285)	—	(285)
ESOP allocation adjustment	500	—	500
Other	22	—	22

Balance at June 30, 2009	$476,408	$6,307	$482,715

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

		Fair Value Measurements at June 30, 2010 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	June 30,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$24,661	$24,661	$—	$—
Other mutual funds	1,628	1,628	—	—

Total	$26,289	$26,289	$—	$—

As of June 30, 2010 and December 31, 2009, Viad had investments in money market mutual funds of $24.7 million and $27.6 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of June 30, 2010 and December 31, 2009, Viad had investments in other mutual funds of $1.6 million and $1.8 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of June 30, 2010 and December 31, 2009, there were unrealized gains on the investments of $221,000 ($135,000 after-tax) and $252,000 ($154,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 7.

Note 10. Income Per Share
The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for net income attributable to Viad:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$3,028	$5,399	$46	$6,902
Less: Allocation to non-vested shares	(71)	(164)	(1)	(188)

Net income allocated to Viad common stockholders	$2,957	$5,235	$45	$6,714

Denominator:
Weighted-average outstanding common shares	20,059	19,977	20,055	19,935

Net income attributable to Viad common stockholders	$0.15	$0.26	$—	$0.34

Diluted net income per share
Numerator:
Net income attributable to Viad	$3,028	$5,399	$46	$6,902

Denominator:
Weighted-average outstanding shares	20,059	19,977	20,055	19,935
Additional dilutive shares related to share-based compensation	316	193	283	232

Weighted-average outstanding and potentially dilutive shares	20,375	20,170	20,338	20,167

Net income attributable to Viad common stockholders	$0.15	$0.26	$—	$0.34

Options to purchase 480,000 shares of common stock were outstanding during the six months ended June 30, 2010, but were not included in the computation of diluted income per share because the effect would be anti-dilutive. All outstanding options to purchase shares of common stock during the six months ended June 30, 2009 were not included in the computation of diluted income per share because the effect would be anti-dilutive.
Note 11. Income Taxes
The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the six months ended June 30:

	2010		2009
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$640	35.0%	$3,810	35.0%
State income tax expense (benefit), net of federal benefit or provision	(34)	(1.9%)	339	3.1%
Change in enacted tax law	1,279	70.0%	—	0.0%
Other, net	113	6.2%	63	0.6%

Income tax expense	$1,998	109.3%	$4,212	38.7%

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

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of June 30, 2010 and December 31, 2009, Viad had gross deferred tax assets of $53.9 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during the third and fourth quarters of 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both June 30, 2010 and December 31, 2009, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
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
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of June 30, 2010 and December 31, 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of June 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $423,000 and $407,000, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2010 and 2009, Viad recorded tax-related interest expense of $4,000 and $64,000, respectively. During the six months ended June 30, 2010 and 2009, Viad recorded tax-related interest expense of $16,000 and $116,000, respectively.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2010 and December 31, 2009. In addition, as of June 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $331,000 and $312,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of June 30, 2010, Viad did not have any unrecognized tax benefits for continuing operations; however, the Company had $423,000 of accrued tax-related interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that the entire amount of accrued interest could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
During the second quarter of 2010, Viad received income tax refunds of $5.6 million related to carryback claims associated with 2009 operating losses.
During the first quarter of 2009, Viad paid reassessments of $4.9 million and received aggregate tax refunds of $1.9 million related to a Canadian tax settlement agreement.

Viad’s 2006 through 2009 U.S. federal tax years and various state tax years from 2005 through 2009 remain subject to income tax examinations by tax authorities. In addition, tax years from 2005 through 2009 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of both June 30, 2010 and December 31, 2009, liabilities associated with uncertain tax positions (including interest and penalties) of $1.4 million were classified as non-current liabilities.
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
Note 12. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30, included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2010	2009	2010	2009	2010	2009
	(in thousands)
Service cost	$53	$44	$27	$16	$76	$61
Interest cost	311	324	265	271	195	186
Expected return on plan assets	(149)	(161)	(41)	(52)	(151)	(128)
Amortization of prior service cost (credit)	10	11	(293)	(323)	—	—
Recognized net actuarial loss	138	91	156	76	—	—

Net periodic benefit cost (credit)	$363	$309	$114	$(12)	$120	$119

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the six months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2010	2009	2010	2009	2010	2009
	(in thousands)
Service cost	$106	$88	$54	$32	$151	$119
Interest cost	622	648	530	542	387	364
Expected return on plan assets	(298)	(322)	(82)	(104)	(299)	(250)
Amortization of prior service cost (credit)	20	22	(586)	(646)	—	—
Recognized net actuarial loss	277	180	313	150	—	—

Net periodic benefit cost (credit)	$727	$616	$229	$(26)	$239	$233

Viad expects to contribute $1.1 million to its funded pension plans, $785,000 to its unfunded pension plans and $553,000 to its postretirement benefit plans in 2010. As of June 30, 2010, Viad had contributed $662,000 to its funded pension plans, $400,000 to its unfunded pension plans and $150,000 to its postretirement benefit plans.

Note 13. Restructuring Charges and Recoveries
During the six months ended June 30, 2010, Viad recorded aggregate restructuring charges of $2.6 million. The charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions. Previously, Viad has incurred charges attributable to headcount reductions and facility consolidations, and has recorded adjustments to restructuring liabilities in certain circumstances. As of June 30, 2010, the remaining aggregate restructuring liabilities primarily relate to future lease payment obligations to be made over the remaining lease terms. The changes in the restructuring liability balances for the six months ended June 30, 2010 are as follows:

	Marketing &
	Events Group	Other
	Consolidation	Restructurings	Total
	(in thousands)

Balance at January 1, 2010	$8,628	$3,027	$11,655
Restructuring charges	2,325	287	2,612
Cash payments	(4,154)	(862)	(5,016)
Adjustment to liability	(785)	(195)	(980)
Foreign currency translation adjustment	(63)	—	(63)

Balance at June 30, 2010	$5,951	$2,257	$8,208

Note 14. Litigation, Claims and Other Contingencies
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2010, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2010, there was a remaining environmental remediation liability of $6.3 million related to previously sold operations of which $913,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.4 million under the caption “Other deferred items and liabilities.”
As of June 30, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2010 would be $39.9 million. These guarantees primarily relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that approximately one-third to one-half of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park owns its East Glacier Lodge operations and the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a ground lease with the Canadian government that was recently renewed for a 42-year term running through January 31, 2052. Glacier Park generated 25 percent of Travel & Recreation Group’s full year 2009 segment operating income.
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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$144,460	$147,248	$313,869	$341,030
International	56,059	52,657	106,426	95,934
Intersegment eliminations	(4,609)	(4,546)	(7,445)	(5,543)

	195,910	195,359	412,850	431,421
Travel & Recreation Group	22,389	18,206	29,802	23,093

	$218,299	$213,565	$442,652	$454,514

Segment operating income (loss):
Marketing & Events Group:
U.S.	$(2,297)	$1,815	$(2,346)	$7,143
International	6,532	5,700	9,169	9,443

	4,235	7,515	6,823	16,586
Travel & Recreation Group	3,490	2,293	1,101	(111)

	7,725	9,808	7,924	16,475
Corporate activities	(2,058)	(703)	(2,702)	(2,206)

	5,667	9,105	5,222	14,269
Interest income	88	132	184	393
Interest expense	(473)	(425)	(966)	(845)
Restructuring charges:
Marketing & Events U.S.	(272)	(198)	(2,325)	(2,930)
Travel & Recreation Group	(235)	—	(235)	—
Corporate	(52)	—	(52)	—

Income before income taxes	$4,723	$8,614	$1,828	$10,887

	June 30,	December 31,
	2010	2009
	(in thousands)
Assets:
Marketing & Events U.S.	$250,841	$245,255
Marketing & Events International	80,480	78,450
Travel & Recreation Group	158,262	147,090
Corporate and other	129,480	138,391

	$619,063	$609,186

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
In October 2009, the FASB issued new guidance related to revenue arrangements with multiple deliverables, which is codified in ASC Topic 605. This guidance changes the requirements for establishing separate units of accounting for multiple-deliverable revenue arrangements and requires revenue to be allocated to each deliverable based on the relative selling price. The new guidance is effective prospectively for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with early adoption permitted provided that the guidance is retrospectively applied to the beginning of the period of adoption. Viad will adopt the provisions of this guidance on January 1, 2011. The Company has not yet determined whether the adoption of this guidance will have a material impact on Viad’s financial position or results of operations.
Note 17. Common Stock Repurchases
As of June 30, 2010, there are 160,681 shares available for repurchase under a previously announced authorization by the Board of Directors. Additionally, during the six months ended June 30, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 68,715 shares for $1.2 million, respectively, related to tax withholding requirements on share-based awards.

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
Marketing & Events Group — In connection with the reorganization and consolidation of business units within the Marketing & Events Group, the Company changed its management structure and internal organization in a manner that caused a change to the composition of its reportable segments, which was effective in the first quarter of 2010. Accordingly, the Marketing & Events Group consists of two reporting segments based on geographical lines of responsibility, the U.S. segment and International segment, as follows:
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

2.
Marketing & Events International, which includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Africa). This reporting segment includes the operations of the following companies: GES Exposition Services (Canada) Limited, Giltspur Exhibits of Canada, Inc., Melville Exhibition and Event Services Limited and Melville Data Services Limited (collectively “Melville”) and affiliates, SDD Exhibitions Limited and GES GmbH & Co. KG.

Beginning in the first quarter of 2010, the presentation of segment information for the Marketing & Events Group is based on the redefined segments, and comparable prior year information has been restated to reflect the revised segment structure.
The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and other major domestic and international corporations. Retail shopping centers include major developers, owners and management companies of shopping malls and lifestyle centers.
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
The Marketing & Events Group also provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. In addition, the Marketing & Events Group offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping, and on-site installation of retail merchandising units, kiosks and holiday environments. The Marketing & Events Group also provides construction and installation services for permanent installations, including museum exhibits, corporate lobbies, visitors centers, showrooms, and retail interiors.
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
The following are financial highlights of the second quarter of 2010 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)
•	Total revenues of $218.3 million compared to $213.6 million in the second quarter of 2009
•	Net income attributable to Viad of $3.0 million versus $5.4 million in the second quarter of 2009
•	Diluted income per share of $0.15 versus $0.26 in the second quarter of 2009
•	Restructuring charges of $559,000 primarily related to reorganization activities resulting from the elimination of certain positions
•	Cash and cash equivalents totaled $134.0 million as of June 30, 2010
•	Debt was $10.4 million as of June 30, 2010
Marketing & Events U.S.
•	Revenues of $144.5 million, a decrease of 1.9 percent from the second quarter of 2009
•	Segment operating loss of $2.3 million, as compared to income of $1.8 million in the second quarter of 2009
Marketing & Events International
•	Revenues of $56.1 million, an increase of 6.5 percent from the second quarter of 2009
•	Segment operating income of $6.5 million, an increase of 14.6 percent from the second quarter of 2009
Travel & Recreation Group
•	Revenues of $22.4 million, an increase of 23.0 percent from the second quarter of 2009
•	Segment operating income of $3.5 million, as compared to $2.3 million from the second quarter of 2009
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
A reconciliation of Adjusted EBITDA to net income attributable to Viad is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Adjusted EBITDA	$12,491	$16,305	$17,014	$25,494
Interest expense	(473)	(425)	(966)	(845)
Income tax expense	(1,790)	(3,311)	(1,998)	(4,212)
Depreciation and amortization	(7,200)	(7,170)	(14,004)	(13,535)

Net income attributable to Viad	$3,028	$5,399	$46	$6,902

The decrease in Adjusted EBITDA of $3.8 million for the second quarter of 2010 compared to the second quarter of 2009 was primarily driven by lower segment operating results at the Marketing & Events U.S. segment, higher corporate costs and higher restructuring charges, partially offset by higher segment operating results at the Travel & Recreation Group. The decrease in Adjusted EBITDA of $8.5 million for the first six months of 2010 compared to 2009 was primarily due to lower segment operating results at the Marketing & Events U.S. segment and higher corporate costs, partially offset by higher segment operating results at the Travel & Recreation Group. See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of Second Quarter of 2010 to the Second Quarter of 2009
Revenues for the second quarter of 2010 increased 2.2 percent to $218.3 million from $213.6 million in the second quarter of 2009. Viad’s income before income taxes was $4.7 million for the second quarter of 2010 compared to $8.6 million in the second quarter of 2009. The 2010 second quarter net income attributable to Viad was $3.0 million, or $0.15 per diluted share, compared to $5.4 million, or $0.26 per diluted share, in the second quarter of 2009. The declines in operating income were primarily related to margin compression in the exhibition and events industry and accruals for 2010 performance-based incentives (versus incentive reversals in the 2009 quarter), partially offset by overhead reductions and productivity improvements driven by the company’s Lean initiatives.
During the second quarter of 2010, foreign exchange rate variances resulted in increases of $2.3 million and $449,000 in revenues and segment operating income, respectively, as compared to the second quarter of 2009. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the second quarter:

	Revenues			Segment Operating Results
	Weighted Average		Effect of Rate	Weighted Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2010	2009	(thousands)	2010	2009	(thousands)

Marketing & Events Group:
Canada	$0.97	$0.85	$2,204	$0.97	$0.81	$300
U.K.	$1.50	$1.57	$(970)	$1.50	$1.57	$(64)

Travel & Recreation Group:
Canada	$0.96	$0.87	$1,554	$0.95	$0.89	$241
Accordingly, Viad’s second quarter results were impacted by the strengthening of the Canadian dollar and weakening of the British pound relative to the U.S. dollar. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $144.5 million for the second quarter of 2010, down 1.9 percent from $147.2 million in the second quarter of 2009. The decline was due to reductions in spending by certain brand marketer clients, reductions in a major show tied to the retail sector and general pricing pressures, largely offset by positive show rotation of approximately $9 million in revenue. Base same-show revenues declined less than one percent in the second quarter of 2010. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 27.5 percent of 2010 second quarter revenues for the Marketing & Events U.S. segment. Segment operating loss was $2.3 million in the second quarter of 2010, compared to income of $1.8 million in the second quarter of 2009. The decline in operating income resulted primarily from margin pressures and accruals for 2010 performance-based incentives versus incentive reversals in the 2009 quarter.
Revenues for the Marketing & Events International segment were $56.1 million for the second quarter of 2010, up 6.5 percent from $52.7 million in the second quarter of 2009. Segment operating income was $6.5 million in the second quarter of 2010, compared to $5.7 million in the second quarter of 2009. As discussed above, results in this segment were impacted by exchange rates during the 2010 second quarter resulting in increases of $746,000 and $209,000 in revenues and segment operating income, respectively, as compared to the second quarter of 2009. Excluding exchange rate variances, 2010 second quarter revenues increased by $2.7 million, or 5.0 percent, primarily resulting from improving industry trends, including same-show growth, as well as market share gains, partially offset by a reduction in revenues of approximately $6 million due to show rotation.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. Although same-show revenues appear to be stabilizing, exhibition attendance and exhibitor spending remain significantly below previous levels. Accordingly, management expects the pricing environment to remain challenging.
In anticipation of revenue pressures, management began taking actions to reduce overhead costs during early 2008. In early 2009, management began implementing changes to its Marketing & Events Group service delivery processes based on ‘Lean’ principles in order to further increase efficiencies, decrease costs and enhance service levels. Also in 2009, management commenced the integration of GES Exposition Services, Exhibitgroup/Giltspur and Becker Group to form the new Global Experience Specialists organization. As a result of these efforts, management realized a reduction in Marketing & Events Group overhead costs of approximately $41 million during 2009 and anticipates a further reduction in U.S. overhead costs of approximately $10 million during 2010. Additionally, management anticipates realizing approximately $10 million in variable cost savings from its Lean initiatives during 2010, offsetting general market pressures on margins.
As part of the business integration, the Marketing & Events U.S. sales force was combined and aligned with its primary customer segments — exhibition sales, brand marketer sales (which primarily represents exhibitor sales) and retail sales. These sales forces are supported by an integrated service delivery network, shared infrastructure and facilities, and a common operational platform.
In 2010, management expects U.S. same-show revenues to decline at a single digit rate and show rotation to positively impact revenues by $20 million to $25 million due to a few major, non-annual shows that will occur in 2010. Management also expects demand from shopping center clients for holiday-themed events and experiences and retail merchandising units to improve somewhat over 2009 levels but to remain below historical levels. Additionally, management anticipates that foreign currency exchange rate variances will not have a significant impact on full year 2010 results.
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
The Marketing & Events Group is subject to multiple collective bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the companies and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $22.4 million, up 23.0 percent compared to second quarter 2009 revenues of $18.2 million. Segment operating income was $3.5 million, up 52.2 percent from 2009 operating income of $2.3 million. As discussed above, results in this segment were impacted by exchange rate variances during the 2010 second quarter resulting in increases of $1.6 million and $241,000 in revenues and segment operating income, respectively, as compared to the second quarter of 2009. Excluding exchange rate variances, 2010 second quarter revenues increased by $2.6 million, or 14.4 percent, primarily due to stronger demand for the company’s tourism services as well as initiatives to capture incremental spend per guest.
The Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. As the economy begins to stabilize, management expects results from the Travel & Recreation Group segment to benefit from improved tourism demand versus 2009. Additionally, management anticipates that foreign currency exchange rate variances will not have a significant impact on full year 2010 results.
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
Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park owns its East Glacier Lodge operations and the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a ground lease with the Canadian government that was recently renewed for a 42-year term running through January 31, 2052. Glacier Park generated 25 percent of Travel & Recreation Group’s full year 2009 segment operating income.
Corporate Activities. Corporate activities expense totaled $2.1 million in the second quarter of 2010 compared to $703,000 in the second quarter of 2009. The increase was primarily due to higher performance-based compensation expense and consulting fees in the 2010 quarter as compared to the 2009 quarter.
Restructuring Charges. Viad recorded restructuring charges of $559,000 in the second quarter of 2010 compared to $198,000 in the second quarter of 2009. The charges related to reorganization activities resulting from the elimination of certain positions.
Income Taxes. The effective tax rate in the second quarter of 2010 was 37.9 percent, compared to 38.4 percent in the second quarter of 2009.
Comparison of First Six Months of 2010 to the First Six Months of 2009
Revenues for the first six months of 2010 decreased 2.6 percent to $442.7 million from $454.4 million during the first six months of 2009. Viad’s income before income taxes was $1.8 million compared to $10.9 million in 2009. Net income attributable to Viad for the first six months of 2010 was $46,000 compared to $6.9 million, or $0.34 per diluted share, during the first six months of 2009. These declines were largely the result of recessionary pressures on exhibition and event marketing spending, accruals for 2010 performance-based incentives (versus incentive reversals in the 2009 period), partially offset by overhead reductions and productivity improvements driven by the Company’s Lean initiatives. During the first six months of 2010, foreign exchange rate variances resulted in increases of $9.5 million and $583,000 in revenues and segment operating income, respectively, as compared to the first six months of 2009.

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first six months of the year:

	Revenues			Segment Operating Results
	Weighted Average		Effect of Rate	Weighted Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2010	2009	(thousands)	2010	2009	(thousands)

Marketing & Events Group:
Canada	$0.96	$0.82	$6,365	$0.97	$0.79	$525
U.K.	$1.52	$1.51	$788	$1.51	$1.52	$39

Travel & Recreation Group:
Canada	$0.96	$0.85	$2,718	$0.95	$0.97	$81
Accordingly, Viad’s six-month results were impacted by the strengthening of the Canadian dollar and the British pound relative to the U.S. dollar. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $313.9 million for the first six months of 2010, down 8.0 percent from $341.0 million in 2009. Segment operating loss was $2.3 million in the first six months of 2010, compared to income of $7.1 million in 2009. These declines were largely the result of recessionary pressures on exhibitor spending, negative show rotation of about $4 million, margin compression and accruals for 2010 performance-based incentives (versus incentive reversals in the 2009 quarter), partially offset by overhead reductions and productivity improvements driven by the company’s Lean initiatives. Base same-show revenues declined 7.4 percent during the first six months of 2010. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 42 percent of revenues for the first six months of 2010 for the Marketing & Events U.S. segment.
Revenues for the Marketing & Events International segment were $106.4 million for the first six months of 2010, up 10.9 percent from $95.9 million in 2009. Segment operating income was $9.2 million in the first six months of 2010, compared to $9.4 million in 2009. As discussed above, results in this segment were impacted by exchange rates during the first six months of 2010 resulting in increases of $6.8 million and $501,000 in revenues and segment operating income, respectively, as compared to 2009. Excluding exchange rate variances, revenues for the first six months of 2010 increased by $3.7 million, or 3.8 percent, and segment operating income decreased by $775,000. The increase in revenue primarily resulted from a major project for the 2010 Winter Olympic Games in Canada, improving industry trends, same-show growth and market share gains, partially offset by a reduction in revenues of approximately $9 million due to show rotation. The decline in operating income was primarily the result of a less profitable mix of business during the first quarter of 2010.
Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $29.8 million for the first six months of 2010, up 29.1 percent compared to 2009 revenues of $23.1 million. Segment operating income was $1.1 million compared to a loss of $111,000 in 2009. As discussed above, results in this segment were impacted by exchange rate variances during the first six months of 2010 resulting in increases of $2.7 million and $81,000 in revenues and segment operating income, respectively, as compared to 2009. Excluding exchange rate variances, revenues for the first six months of 2010 increased by $4.0 million, or 17.3 percent, primarily due to stronger demand for our tourism services as well as our initiatives to capture incremental spend per guest.
Corporate Activities. Corporate activities expense totaled $2.7 million in the first six months of 2010, compared to $2.2 million in the comparable period in 2009. The increase was primarily due to higher performance-based compensation expense in the first six months of 2010 as compared to performance-based compensation expense reversals in the 2009 period.
Restructuring Charges. Viad recorded restructuring charges of $2.6 million in the first six months of 2010, compared to $2.9 million in the comparable period in 2009. The charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions.
Income Taxes. The effective tax rate in the first six months of 2010 on income before income taxes was 109.3 percent, compared to 38.7 percent in the comparable period in 2009. The high rate in 2010 was primarily due to the charge in 2010 of $1.3 million related to recent healthcare legislation. Excluding this item, the effective tax rate in the first six months of 2010 would have been 39.3 percent.

Liquidity and Capital Resources:
Cash and cash equivalents were $134.0 million as of June 30, 2010 as compared to $116.3 million as of December 31, 2009, with the increase primarily due to cash flow from operations and proceeds from the sale of certain assets, partially offset by capital expenditures. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
Viad’s total debt as of June 30, 2010 was $10.4 million compared to $12.8 million as of December 31, 2009. The debt-to-capital ratio was 0.027 to 1 as of June 30, 2010 compared with 0.032 to 1 as of December 31, 2009. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
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
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.50 percent annually. As of June 30, 2010, Viad had $63.3 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $5.2 million and issued letters of credit of $6.5 million. As part of the amendment, Viad’s financial covenants were amended and include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of June 30, 2010, the fixed-charge coverage and leverage ratios were 1.05 to 1 and 1.90 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the Credit Facility term. As of June 30, 2010, Viad was in compliance with all covenants.
As of June 30, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2010 would be $39.9 million. These guarantees primarily relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Capital expenditures for the first six months of 2010 totaled $8.4 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and equipment at the Travel & Recreation Group. For the first six months of 2009, capital expenditures totaled $14.8 million and primarily related to the purchase of equipment and information systems and related costs at the Marketing & Events U.S. segment.
During the first quarter of 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs). The asset was previously held in the Travel & Recreation Group and was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale” as of December 31, 2009.
As of June 30, 2010, there are 160,681 shares available for repurchase under a previously announced authorization by the Board of Directors. Additionally, during the six months ended June 30, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 68,715 shares for $1.2 million, respectively, related to tax withholding requirements on share-based awards.

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
During the second quarter of 2010, Viad received income tax refunds of $5.6 million related to carryback claims associated with 2009 operating losses.
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2010 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of June 30, 2010, there was a remaining environmental remediation liability of $6.3 million related to previously sold operations of which $913,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.4 million under the caption “Other deferred items and liabilities.”
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
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
Goodwill and other intangible assets — Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level, or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets among components, and the benefits and likely recoverability of goodwill by the component’s operations.

As of June 30, 2010, Viad had goodwill of $84.0 million related to its Marketing & Events Group, which consisted of $62.7 million related to the Marketing & Events U.S. segment and $21.3 million related to the Marketing & Events International segment. For goodwill impairment testing purposes, this goodwill is assigned to and tested at the component level within the respective segment’s geographical operations. As of June 30, 2010, the amount of goodwill assigned to each of the discrete reporting units in the United States, the United Kingdom (Melville) and Canada was $62.7 million, $12.8 million and $8.5 million, respectively. Also, as of June 30, 2010, the Brewster operating segment (within the Travel & Recreation Group) had goodwill of $39.2 million. Brewster is considered a reporting unit for goodwill impairment testing purposes.
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
As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of June 30, 2010, Viad had aggregate goodwill of $123.2 million recorded in its consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2009, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 35 percent, 52 percent and 54 percent, respectively, for each of the Marketing & Events reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 46 percent as of the most recent impairment test. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses.
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
As of June 30, 2010, the Company had aggregate intangible assets not subject to amortization of $171,000, and aggregate intangible assets subject to amortization of $2.0 million. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections could trigger additional impairment testing for these intangible assets, which may result in impairment losses.
Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more likely-than-not that its deferred tax assets will be realized in the future. As of June 30, 2010 and December 31, 2009, Viad had gross deferred tax assets of $53.9 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both June 30, 2010 and December 31, 2009, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
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
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of June 30, 2010 and December 31, 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of June 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $423,000 and $407,000, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2010 and 2009, Viad recorded tax-related interest expense of $4,000 and $64,000, respectively. During the six months ended June 30, 2010 and 2009, Viad recorded tax-related interest expense of $16,000 and $116,000, respectively.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2010 and December 31, 2009. In addition, as of June 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $331,000 and $312,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of June 30, 2010, Viad did not have any unrecognized tax benefits for continuing operations; however, the Company had $423,000 of accrued tax-related interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that the entire amount of accrued interest could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.
In the first quarter of 2009, Viad paid reassessments of $4.9 million and received aggregate tax refunds of $1.9 million related to a Canadian tax settlement agreement.

During the second quarter of 2010, Viad received income tax refunds of $5.6 million related to carryback claims associated with 2009 operating losses.
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
Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.3 million as of June 30, 2010. Of this total, $16.9 million related to workers’ compensation liabilities and the remaining $5.4 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $8.3 million as of June 30, 2010, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.7 million and $4.4 million for the first six months of 2010 and 2009, respectively.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.1 million to its funded pension plans and $785,000 to its unfunded pension plans in 2010, of which the Company has contributed $662,000 and $400,000 as of June 30, 2010, respectively.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $553,000 to the plans in 2010, of which $150,000 has been contributed as of June 30, 2010.
The assumed health care cost trend rate used in measuring the December 31, 2009 accumulated postretirement benefit obligation was ten percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.
A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2009 by $1.5 million and the total of service and interest cost components by $102,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2009 by $1.3 million and the total of service and interest cost components by $88,000.
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
Share-based compensation expense recognized in the consolidated financial statements during the three months ended June 30, 2010 and 2009 was $980,000 and $982,000, respectively, and $1.8 million and $1.2 million during the six months ended June 30, 2010 and 2009, respectively. In addition, $509,000 of costs associated with share-based compensation were included in restructuring expense during the six months ended June 30, 2010. Furthermore, the total tax benefits related to share-based compensation expense were $345,000 and $359,000 for the three months ended June 30, 2010 and 2009, respectively, and $628,000 and $420,000 during the six months ended June 30, 2010 and 2009, respectively. No share-based compensation costs were capitalized during the six months ended June 30, 2010 or 2009.
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
In October 2009, the FASB issued new guidance related to revenue arrangements with multiple deliverables, which is codified in ASC Topic 605. This guidance changes the requirements for establishing separate units of accounting for multiple-deliverable revenue arrangements and requires revenue to be allocated to each deliverable based on the relative selling price. The new guidance is effective prospectively for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with early adoption permitted provided that the guidance is retrospectively applied to the beginning of the period of adoption. Viad will adopt the provisions of this guidance on January 1, 2011. The Company has not yet determined whether the adoption of this guidance will have a material impact on Viad’s financial position or results of operations.

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
Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $27.4 million and $31.3 million as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, unrealized foreign currency translation losses of $8.0 million and $3.9 million were recorded in other comprehensive income, respectively.
In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s Canadian and United Kingdom operations for the three months ended June 30:

	Weighted Average		Effect of Rate
	Exchange Rates		Variance
	2010	2009	(thousands)

Canadian Operations:
Marketing & Events Group	$0.97	$0.81	$300
Travel & Recreation Group	$0.95	$0.89	$241

United Kingdom Operations:
Marketing & Events Group	$1.50	$1.57	$(64)

The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s Canadian and United Kingdom operations for the six months ended June 30:

	Weighted Average		Effect of Rate
	Exchange Rates		Variance
	2010	2009	(thousands)

Canadian Operations:
Marketing & Events Group	$0.97	$0.79	$525
Travel & Recreation Group	$0.95	$0.97	$81

United Kingdom Operations:
Marketing & Events Group	$1.51	$1.52	$39
As the Canadian operations generated aggregate operating income for the second quarter 2010, Viad’s segment operating income has been favorably impacted by $541,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated aggregate operating income in the second quarter of 2010, Viad’s segment operating income has been unfavorably impacted by $64,000 from the weakening of the British pound relative to the U.S. dollar. As the Canadian operations generated aggregate operating income in the first six months of 2010, Viad’s segment operating income has been favorably impacted by $606,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. Despite the general weakening of the British pound relative to the U.S. dollar, due to varying exchange rates used to translate monthly operating results from its United Kingdom operations (including income and losses) during the first six months of 2010, Viad’s segment operating income has been favorably impacted by $39,000.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of June 30, 2010, Viad had variable rate debt outstanding of $5.2 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to the prime rate or LIBOR.
Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2010, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
During the second quarter of 2010, there were changes in the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. In particular, the Company continued the implementation of a new financial software module at certain city locations in which GES operates. The new software module includes pricing, order management, billing, and accounts receivable functions. The implementation in the second quarter of 2010 was part of GES’ domestic implementation project for this new financial software, as first reported in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009. The Company anticipates that the implementation of new software at GES will be completed by the end of 2010. The implementation of the new software was part of a planned systems upgrade at GES and was not made in response to any deficiency in the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is a table showing that no shares of Viad common stock were repurchased during the second quarter of 2010 by Viad from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans or
Period	Purchased (#)	($)	Programs	Programs (1)
None	—	—	—	160,681

Total	—	—	—	160,681

(1)
On August 8, 2007, Viad announced its intent, under an authorization by its Board of Directors, to repurchase up to one million shares of the Company’s common stock from time to time at prevailing prices in the open market. No shares were purchased during the second quarter of 2010. Shares repurchased to date totaled 839,319. The authorization of the Board of Directors does not have an expiration date. The terms of Viad’s $75 million secured revolving credit facility, as amended as of November 20, 2009, restrict the Company from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term, which expires in June 2011.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of stockholders of Viad Corp was held on May 18, 2010.

(b)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

(1)	The election of Directors as follows:

	Affirmative	Vote		Broker
	Vote	Against	Abstentions	Non-Vote
Isabella Cunningham	16,045,418	333,575	34,080	768,644
Jess Hay	15,117,729	1,262,345	32,999	768,644
Albert M. Teplin	16,129,059	250,323	33,691	768,644
(2)	The ratification of the appointment of Deloitte & Touche LLP as Viad’s independent registered public accounting firm for fiscal year 2010:

Affirmative Vote	17,050,328
Against	95,610
Abstentions	35,779
(c)	Not applicable.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

August 6, 2010 (Date)	By:	/s/ G. Michael Latta G. Michael Latta
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)