Form 10-Q
period 2010-09-30
VIAD CORP
filed 2010-11-05
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2010, there were 20,191,294 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,127	$116,342
Accounts receivable, net of allowance for doubtful accounts of $2,130 and $3,892, respectively	56,915	44,767
Inventories	36,095	44,818
Deferred income taxes	20,136	20,150
Asset held for sale	—	13,982
Other current assets	18,134	21,476

Total current assets	283,407	261,535
Property and equipment, net	146,663	155,000
Other investments and assets	30,912	29,069
Deferred income taxes	38,086	35,951
Goodwill	125,758	124,931
Other intangible assets, net	1,970	2,700

Total Assets	$626,796	$609,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,323	$41,509
Other current liabilities	97,068	85,077
Current portion of long-term debt and capital lease obligations	6,954	4,301

Total current liabilities	157,345	130,887
Long-term debt and capital lease obligations	2,624	8,487
Pension and postretirement benefits	32,907	32,767
Other deferred items and liabilities	48,119	52,414

Total liabilities	240,995	224,555

Commitments and contingencies (Note 15)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	607,441	606,038
Retained deficit	(14,022)	(16,405)
Unearned employee benefits and other	(4,856)	(5,954)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	232	154
Cumulative foreign currency translation adjustments	34,066	31,283
Unrecognized net actuarial loss and prior service credit	(10,043)	(8,385)
Common stock in treasury, at cost, 4,741,937 and 4,379,125 shares, respectively	(272,301)	(266,618)

Total Viad Corp stockholders’ equity	377,919	377,515
Noncontrolling interest	7,882	7,116

Total stockholders’ equity	385,801	384,631

Total Liabilities and Stockholders’ Equity	$626,796	$609,186

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Convention and event services	$130,609	$104,895	$464,465	$456,512
Exhibits and environments	32,550	29,761	111,544	109,565
Travel and recreation services	51,985	46,469	81,787	69,562

Total revenues	215,144	181,125	657,796	635,639

Costs and expenses:
Costs of services	170,354	147,035	517,905	498,302
Costs of products sold	34,871	36,780	122,048	123,552
Corporate activities	1,749	2,024	4,451	4,230
Interest income	(174)	(102)	(358)	(495)
Interest expense	472	378	1,438	1,223
Restructuring charges	183	3,867	2,795	6,797
Goodwill impairment losses	—	98,304	—	98,304
Intangible asset impairment losses	—	11,352	—	11,352
Other impairment losses	—	1,700	—	1,700

Total costs and expenses	207,455	301,338	648,279	744,965

Income (loss) before income taxes	7,689	(120,213)	9,517	(109,326)
Income tax expense (benefit)	1,911	(23,947)	3,909	(19,735)

Net income (loss)	5,778	(96,266)	5,608	(89,591)
Net income attributable to noncontrolling interest	(982)	(867)	(766)	(640)

Net income (loss) attributable to Viad	$4,796	$(97,133)	$4,842	$(90,231)

Diluted income (loss) per common share
Net income (loss) attributable to Viad common stockholders	$0.23	$(4.86)	$0.24	$(4.52)

Weighted-average outstanding and potentially dilutive common shares	20,309	19,981	20,332	19,950

Basic income (loss) per common share
Net income (loss) attributable to Viad common stockholders	$0.23	$(4.86)	$0.24	$(4.52)

Weighted-average outstanding common shares	20,001	19,981	20,037	19,950

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$5,778	$(96,266)	$5,608	$(89,591)

Other comprehensive income:
Unrealized gains on investments:
Holding gains arising during the period, net of tax	97	146	78	207
Unrealized foreign currency translation adjustments	6,693	11,571	2,783	21,995
Pension and postretirement benefit plans:
Net actuarial loss, net of tax	183	106	(1,188)	201
Prior service credit, net of tax	(175)	(190)	(470)	(570)

Total other comprehensive income	6,798	11,633	1,203	21,833

Comprehensive income (loss)	12,576	(84,633)	6,811	(67,758)
Comprehensive income attributable to noncontrolling interest	(982)	(867)	(766)	(640)

Comprehensive income (loss) attributable to Viad	$11,594	$(85,500)	$6,045	$(68,398)

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,608	$(89,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,314	21,380
Deferred income taxes	(5,217)	(6,353)
Restructuring charges	2,795	6,797
Impairment charges	—	111,356
Losses (gains) on dispositions of property and other assets	51	(22)
Share-based compensation expense	2,748	2,239
Other non-cash items, net	3,281	4,023
Change in operating assets and liabilities:
Receivables	(12,801)	(2,706)
Inventories	8,723	8,198
Accounts payable	12,536	(6,123)
Restructuring liabilities	(5,866)	(5,537)
Accrued compensation	7,018	(16,086)
Customer deposits	2,670	(4,297)
Income taxes payable	1,983	(10,281)
Other assets and liabilities, net	429	(11,354)

Net cash provided by operating activities	45,272	1,643

Cash flows from investing activities:
Capital expenditures	(11,609)	(18,727)
Proceeds from dispositions of property and other assets	14,630	43

Net cash provided by (used in) investing activities	3,021	(18,684)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(3,944)	(2,493)
Dividends paid on common stock	(2,466)	(2,470)
Common stock purchased for treasury	(6,906)	(1,167)
Proceeds from exercise of stock options	38	—

Net cash used in financing activities	(13,278)	(6,130)

Effect of exchange rate changes on cash and cash equivalents	770	3,674

Net increase (decrease) in cash and cash equivalents	35,785	(19,497)
Cash and cash equivalents, beginning of year	116,342	148,040

Cash and cash equivalents, end of period	$152,127	$128,543

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$5,680	$8,642

Interest	$792	$673

Equipment acquired under capital leases	$590	$3,253

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2009, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on March 8, 2010.
The condensed consolidated financial statements include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation. Viad’s reporting segments consist of Marketing & Events U.S., Marketing & Events International and the Travel & Recreation Group. As discussed below, the Company changed its reporting segments related to the Marketing & Events Group during the first quarter of 2010. The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.
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

2.
Marketing & Events International, which includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Africa). This reporting segment includes the operations of the following companies: GES Exposition Services (Canada) Limited, Giltspur Exhibits of Canada, Inc., Melville Exhibition and Event Services Limited and Melville Data Services Limited (collectively “Melville”) and affiliates, SDD Exhibitions and GES GmbH & Co. KG.

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
Share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2010 and 2009 was $948,000 and $1.0 million, respectively, and $2.7 million and $2.2 million during the nine months ended September 30, 2010 and 2009, respectively. In addition, $509,000 of costs associated with share-based compensation were included in restructuring expense (including $43,000 related to restricted stock units and performance-based restricted stock units presented below) during the nine months ended September 30, 2010. Furthermore, the total tax benefits related to share-based compensation expense were $329,000 and $381,000 for the three months ended September 30, 2010 and 2009, respectively, and $957,000 and $788,000 during the nine months ended September 30, 2010 and 2009, respectively. No share-based compensation costs were capitalized during the nine months ended September 30, 2010 or 2009.
Share-based compensation expense of restricted stock and performance-based restricted stock (“PBRS”) for the three months ended September 30, 2010 and 2009 was $736,000 and $907,000, respectively, and $2.2 million and $2.9 million during the nine months ended September 30, 2010 and 2009, respectively. The unamortized cost of all outstanding restricted stock and PBRS awards as of September 30, 2010 was $3.4 million and $33,000, respectively. Viad expects to recognize the unamortized cost of these awards in the consolidated financial statements over weighted-average periods of approximately 2.0 years and less than one year, respectively. During the nine months ended September 30, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 68,988 shares for $1.2 million, respectively, related to tax withholding requirements on vested share-based awards.
The following table summarizes restricted stock and PBRS activity during the nine months ended September 30, 2010:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2010	390,810	$24.59	174,927	$20.77
Granted	149,000	19.19	—	—
Vested	(65,961)	34.42	(29,547)	35.31
Forfeited	(2,500)	22.04	(126,550)	15.36

Balance at September 30, 2010	471,349	21.53	18,830	33.02

In addition to the awards in the table above, Viad also grants restricted stock unit and PBRS unit liability awards to key employees at certain of the Company’s Canadian operations. During the nine months ended September 30, 2010, Viad granted 12,350 restricted stock units. The aggregate liability is recorded at estimated fair value and is remeasured on each balance sheet date. Share-based compensation costs related to these awards were $60,000 and $14,000 for the three months ended September 30, 2010 and 2009, respectively, and $122,000 and $65,000 during the nine months ended September 30, 2010 and 2009, respectively. A portion of the 2009 PBRS unit award vested effective December 31, 2009 and a cash payout of $37,000 was distributed in March 2010. As of September 30, 2010 and December 31, 2009, Viad had liabilities recorded of $279,000 and $151,000, respectively, related to these awards.
From time to time, Viad has granted units to key employees under the performance unit incentive plan (“PUP”). PUP liability awards are earned based on the level of achievement of predefined performance goals over a three-year performance period. Share-based compensation expense attributable to PUP awards for the three months ended September 30, 2009 was $11,000. No expense was recognized during the three months ended September 30, 2010. During the nine months ended September 30, 2010 and 2009, share-based compensation expense attributable to PUP awards were credits of $3,000 and $1.1 million, respectively. The PUP awards for the 2006-2008 period vested effective December 31, 2008 and a cash payout of $1.8 million was distributed in March 2009. The PUP awards for the 2007-2009 period vested effective December 31, 2009 and a cash payout of $19,000 was distributed in March 2010. No PUP awards were granted during the nine months ended September 30, 2010 or 2009 nor were there any additional cash settlements of PUP awards or any other share-based compensation awards during those periods. There was no PUP liability recorded as of September 30, 2010.

Stock options granted in 2010 were for a term of 10 years and become exercisable one third after one year, another third after two years and the balance after three years from the date of grant. The fair value of the 2010 stock option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming Viad’s expected stock price volatility of 33.2 percent, a five year expected period of time the stock options will remain outstanding, an expected dividend yield on Viad common stock of 0.8 percent and a risk-free interest rate estimate of 2.44 percent. Share-based compensation expense related to stock option awards was $152,000 and $92,000 for the three months ended September 30, 2010 and 2009, respectively, and $415,000 and $404,000 during the nine months ended September 30, 2010 and 2009, respectively. The total unrecognized cost related to non-vested stock option awards was $1.4 million as of September 30, 2010. Viad expects to recognize such cost in the consolidated financial statements over a weighted-average period of approximately 2.4 years.
The aggregate intrinsic value related to stock options outstanding as of September 30, 2010 was $40,000. The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2010 was $16,000. During the nine months ended September 30, 2010, Viad received cash proceeds from the exercise of stock options of $38,000. No stock options were exercised during the nine months ended September 30, 2009. The grant date fair value of stock options that vested during the nine months ended September 30, 2010 and 2009 was $370,000 and $622,000, respectively.
The following table summarizes stock option activity during the nine months ended September 30, 2010:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2010	541,718	$25.74	462,683
Granted	280,900	19.20
Exercised	(695)	19.57
Forfeited or expired	(38,648)	26.36

Options outstanding at September 30, 2010	783,275	23.37	468,050

The following table summarizes information concerning stock options outstanding and exercisable as of September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$18.40 to $19.20	282,150	9.4 years	$19.20	1,250	$18.40
$19.57 to $24.05	148,434	1.2 years	21.92	148,434	21.92
$24.22 to $26.07	149,986	1.2 years	25.12	141,986	25.14
$26.31 to $26.49	137,680	1.3 years	26.34	137,680	26.34
$30.82 to $38.44	65,025	3.4 years	34.46	38,700	34.23

$18.40 to $38.44	783,275	4.4 years	23.37	468,050	25.21

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of September 30, 2010, there were 26,322 of such options outstanding and exercisable, both with exercise prices ranging from $17.74 to $26.07. The weighted-average remaining contractual life of these options outstanding was less than one year. During the nine months ended September 30, 2010, 1,250 options were exercised by MoneyGram employees at an exercise price of $19.52.
Note 3. Impairment Losses
There were no impairment losses recorded during the nine months ended September 30, 2010. During the third quarter of 2009, Viad recorded aggregate goodwill impairment losses of $98.3 million related to the Marketing & Events Group, which were included in the consolidated statements of operations under the caption “Goodwill impairment losses.” The goodwill impairment losses consisted of $79.7 million at the Marketing & Events U.S. segment and $18.6 million at the Marketing & Events International segment. In addition, the Company recorded aggregate other intangible asset impairment losses of $11.4 million, which were included in the consolidated statements of operations under the caption “Intangible asset impairment losses.” Of the total amount, $8.9 million related to trade name, customer relationships, design libraries and proprietary technology intangible assets at the Marketing & Events U.S. segment and $2.5 million related to a trade name at the Marketing & Events International segment. Viad also recorded impairment losses of $1.7 million related to touring exhibit assets at the Marketing & Events U.S. segment, which were included in the consolidated statements of operations under the caption “Other impairment losses.”

Note 4. Inventories
The components of inventories were as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$19,337	$23,113
Work in process	16,758	21,705

Inventories	$36,095	$44,818

During the three months ended September 30, 2009, Viad recorded an excess inventory write-down of $1.8 million related to the Marketing & Events U.S. segment, which was included under the caption “Cost of services” in the consolidated statements of operations.
Note 5. Property and Equipment
Property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Land	$9,055	$8,997
Buildings and leasehold improvements	87,308	84,242
Equipment and other	297,753	291,108

	394,116	384,347
Accumulated depreciation	(247,453)	(229,347)

Property and equipment, net	$146,663	$155,000

Depreciation expense for the three months ended September 30, 2010 and 2009 was $7.1 million and $7.3 million, respectively, and for the nine months ended September 30, 2010 and 2009 was $20.6 million and $19.9 million, respectively.
As discussed in Note 3, Viad recorded impairment losses of $1.7 million related to touring exhibit assets at the Marketing & Events U.S. segment during the three months ended September 30, 2009.
During the fourth quarter of 2009, Viad commenced a plan of sale related to a non-strategic real estate asset. The asset consisted of land, building and related improvements and as of December 31, 2009, was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale.” In March 2010, Viad completed the sale for $14.3 million (net of selling costs).
Note 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2010	$62,686	$22,472	$39,773	$124,931
Foreign currency translation adjustments	—	(198)	1,025	827

Balance at September 30, 2010	$62,686	$22,274	$40,798	$125,758

As discussed in Note 3, during the third quarter of 2009, Viad recorded impairment losses of $98.3 million related to goodwill and $11.4 million related to other intangible assets.

A summary of other intangible assets as of September 30, 2010 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,499	$(974)	$1,525
Non-compete agreements	1,989	(1,974)	15
Proprietary technology	519	(419)	100
Design libraries	175	(88)	87
Other	162	(96)	66

	5,344	(3,551)	1,793

Unamortized intangible assets:
Trademarks and trade names	177	—	177

Total	$5,521	$(3,551)	$1,970

A summary of other intangible assets as of December 31, 2009 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,507	$(511)	$1,996
Non-compete agreements	1,952	(1,865)	87
Proprietary technology	526	(331)	195
Design libraries	175	(22)	153
Other	158	(65)	93

	5,318	(2,794)	2,524

Unamortized intangible assets:
Trademarks and trade names	176	—	176

Total	$5,494	$(2,794)	$2,700

Intangible asset amortization expense for the three months ended September 30, 2010 and 2009 was $238,000 and $542,000, respectively, and $721,000 and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2010	$232
2011	$717
2012	$360
2013	$350
2014 and thereafter	$134

Note 7. Accrued Liabilities and Other
Other current liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Continuing operations:
Customer deposits	$44,081	$41,411
Accrued compensation	17,646	10,533
Self-insured liability accrual	8,069	8,078
Accrued foreign income taxes	4,665	1,118
Accrued restructuring	2,732	5,684
Accrued sales and use taxes	1,895	3,325
Accrued dividends	841	845
Other	15,285	12,212

	95,214	83,206

Discontinued operations:
Environmental remediation liabilities	913	1,075
Self-insured liability accrual	375	395
Other	566	401

	1,854	1,871

Total other current liabilities	$97,068	$85,077

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Continuing operations:
Self-insured liability accrual	$15,204	$14,083
Accrued compensation	4,881	4,979
Accrued restructuring	4,773	5,971
Foreign deferred tax liability	2,979	4,358
Accrued income taxes	193	407
Deferred gain on sale of property	—	646
Other	4,639	5,111

	32,669	35,555

Discontinued operations:
Self-insured liability accrual	7,872	8,075
Environmental remediation liabilities	5,198	5,638
Accrued income taxes	977	948
Other	1,403	2,198

	15,450	16,859

Total other deferred items and liabilities	$48,119	$52,414

Note 8. Debt
As of September 30, 2010, Viad’s total debt of $9.6 million consisted of $4.7 million of capital lease obligations and a $4.9 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $75 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on June 15, 2011) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.50 percent annually.
As of September 30, 2010, Viad had $65.5 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $4.9 million and outstanding letters of credit of $4.6 million. Financial covenants include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of September 30, 2010, the fixed-charge coverage and leverage ratios were 1.27 to 1 and 0.87 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term. As of September 30, 2010, Viad was in compliance with all covenants.
The estimated fair value of total debt was $9.7 million and $12.8 million as of September 30, 2010 and December 31, 2009, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
Note 9. Stockholders’ Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2010:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2010	$377,515	$7,116	$384,631
Net income	4,842	766	5,608
Dividends on common stock	(2,466)	—	(2,466)
Common stock purchased for treasury	(6,906)	—	(6,906)
Employee benefit plans	2,621	—	2,621
Unrealized foreign currency translation adjustment	2,783	—	2,783
Unrealized gain on investments	78	—	78
Prior service credit and net actuarial loss	(1,658)	—	(1,658)
ESOP allocation adjustment	1,100	—	1,100
Other	10	—	10

Balance at September 30, 2010	$377,919	$7,882	$385,801

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2009:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2009	$460,555	$6,534	$467,089
Net income (loss)	(90,231)	640	(89,591)
Dividends on common stock	(2,470)	—	(2,470)
Common stock purchased for treasury	(1,167)	—	(1,167)
Employee benefit plans	2,837	—	2,837
Unrealized foreign currency translation adjustment	21,995	—	21,995
Unrealized gain on investments	207	—	207
Prior service credit and net actuarial loss	(369)	—	(369)
ESOP allocation adjustment	1,000	—	1,000
Other	42	—	42

Balance at September 30, 2009	$392,399	$7,174	$399,573

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
Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at September 30, 2010 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	September 30,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$32,775	$32,775	$—	$—
Other mutual funds	1,702	1,702	—	—

Total	$34,477	$34,477	$—	$—

As of September 30, 2010 and December 31, 2009, Viad had investments in money market mutual funds of $32.8 million and $27.6 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of September 30, 2010 and December 31, 2009, Viad had investments in other mutual funds of $1.7 million and $1.8 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of September 30, 2010 and December 31, 2009, there were unrealized gains on the investments of $380,000 ($232,000 after-tax) and $252,000 ($154,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
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

Note 11. Income Per Share
The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for net income (loss) attributable to Viad:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$4,796	$(97,133)	$4,842	$(90,231)
Less: Allocation to non-vested shares	(114)	—	(126)	—

Net income (loss) allocated to Viad common stockholders	$4,682	$(97,133)	$4,716	$(90,231)

Denominator:
Weighted-average outstanding common shares	20,001	19,981	20,037	19,950

Net income (loss) attributable to Viad common stockholders	$0.23	$(4.86)	$0.24	$(4.52)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$4,796	$(97,133)	$4,842	$(90,231)

Denominator:
Weighted-average outstanding shares	20,001	19,981	20,037	19,950
Additional dilutive shares related to share-based compensation	308	—	295	—

Weighted-average outstanding and potentially dilutive shares	20,309	19,981	20,332	19,950

Net income (loss) attributable to Viad common stockholders	$0.23	$(4.86)	$0.24	$(4.52)

Options to purchase 474,000 and 637,000 shares of common stock were outstanding during the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 295,000 share-based compensation awards for the nine months ended September 30, 2010 were considered dilutive and included in the computation of diluted income per share. For the nine months ended September 30, 2009, 269,000 share-based compensation awards that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share were excluded due to net losses reported in the period, thereby making such shares anti-dilutive.
Note 12. Income Taxes
The following represents a reconciliation of income tax expense (benefit) and the amount that would be computed using the statutory federal income tax rates for the nine months ended September 30:

	2010		2009
	(in thousands)
Computed income tax expense (benefit) at statutory federal income tax rate of 35%	$3,331	35.0%	$(38,264)	35.0%
State income tax benefit, net of federal provision	(279)	(2.9%)	(5,473)	5.0%
Tax resolutions, net	(149)	(1.6%)	(3,297)	3.1%
Change in enacted tax law	1,279	13.5%	—	0.0%
Nondeductible goodwill impairment	—	0.0%	26,831	(24.5%)
Other, net	(273)	(2.9%)	468	(0.5%)

Income tax expense (benefit)	$3,909	41.1%	$(19,735)	18.1%

In March 2010, the Patient Protection and Affordable Care Act and a related measure, the Health Care and Education Affordability Reconciliation Act of 2010, were both enacted into law. As a result of this legislation, the tax deductions for the portion of the prescription drug costs for which Viad receives a Medicare Part D subsidy have been eliminated for tax years beginning after December 31, 2012. Accordingly, during the first quarter of 2010, Viad reduced its deferred tax asset related to its postretirement benefit plan liability to reflect the change in the tax law. The reduction in the deferred tax asset resulted in an increase to income tax expense of $1.3 million during the first quarter of 2010.

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of September 30, 2010 and December 31, 2009, Viad had gross deferred tax assets of $63.5 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both September 30, 2010 and December 31, 2009, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
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
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2010 and December 31, 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of September 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $193,000 and $407,000, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three and nine months ended September 30, 2010, Viad recorded a tax-related interest expense credit of $230,000 and $214,000, respectively. During the three and nine months ended September 30, 2009, Viad recorded tax-related interest expense of $9,000 and $125,000, respectively.
During the nine months ended September 30, 2010 and 2009, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $149,000 and $3.3 million, respectively. These favorable tax resolutions represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2010 and December 31, 2009. In addition, as of September 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $341,000 and $312,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of September 30, 2010, Viad did not have any unrecognized tax benefits for continuing operations; however, the Company had $193,000 of accrued tax-related interest. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, Viad would record additional income tax expense. To the extent that the Company determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other reasons, such liabilities would be reversed as a reduction of income tax expense (net of federal tax effects, if applicable) in the period such determination is made. The Company believes that it is reasonably possible that the entire amount of accrued interest could be resolved or settled within the next 12 months, which would reduce the amount of accrued income taxes payable. If such tax resolutions or settlements occur, they could result in cash payments, the recognition of additional income tax expense, or the reversal of accrued income taxes which may impact Viad’s effective tax rate in future periods.

During the second quarter of 2010, Viad received income tax refunds of $5.6 million related to carryback claims associated with 2009 operating losses.
During the first quarter of 2009, Viad paid reassessments of $4.9 million and received aggregate tax refunds of $1.9 million related to a Canadian tax settlement agreement.
Viad’s 2007 through 2009 U.S. federal tax years and various state tax years from 2006 through 2009 remain subject to income tax examinations by tax authorities. In addition, tax years from 2007 through 2009 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of September 30, 2010 and December 31, 2009, liabilities associated with uncertain tax positions (including interest and penalties) of $1.2 million and $1.4 million were classified as non-current liabilities, respectively.
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
Note 13. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30, included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2010	2009	2010	2009	2010	2009
	(in thousands)
Service cost	$53	$50	$27	$19	$75	$65
Interest cost	311	327	265	301	193	198
Expected return on plan assets	(149)	(149)	(41)	(50)	(149)	(136)
Amortization of prior service cost (credit)	10	11	(293)	(323)	—	—
Recognized net actuarial loss	139	96	157	120	—	—

Net periodic benefit cost	$364	$335	$115	$67	$119	$127

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the nine months ended September 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2010	2009	2010	2009	2010	2009
			(in thousands)
Service cost	$159	$138	$81	$51	$227	$123
Interest cost	933	975	795	843	581	392
Expected return on plan assets	(447)	(471)	(123)	(154)	(448)	(258)
Amortization of prior service cost (credit)	30	33	(879)	(969)	—	—
Recognized net actuarial loss	416	276	470	270	—	—

Net periodic benefit cost	$1,091	$951	$344	$41	$360	$257

Viad expects to contribute $1.1 million to its funded pension plans, $790,000 to its unfunded pension plans and $182,000 to its postretirement benefit plans in 2010. As of September 30, 2010, Viad had contributed $921,000 to its funded pension plans, $622,000 to its unfunded pension plans and $84,000 to its postretirement benefit plans.
Note 14. Restructuring Charges
During the nine months ended September 30, 2010, Viad recorded aggregate restructuring charges of $2.8 million. The charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions. During the nine months ended September 30, 2010, certain non-cash adjustments were made to the restructuring liabilities which primarily related to the amortization of share-based awards. Previously, Viad has incurred charges attributable to headcount reductions and facility consolidations, and has recorded adjustments to restructuring liabilities in certain circumstances. As of September 30, 2010, the remaining aggregate restructuring liabilities primarily relate to future lease payment obligations to be made over the remaining lease terms. The changes in the restructuring liability balances for the nine months ended September 30, 2010 are as follows:

	Marketing &
	Events Group	Other
	Consolidation	Restructurings	Total
	(in thousands)

Balance at January 1, 2010	$8,628	$3,027	$11,655
Restructuring charges	2,508	287	2,795
Cash payments	(4,727)	(1,139)	(5,866)
Adjustment to liability	(763)	(278)	(1,041)
Foreign currency translation adjustment	(38)	—	(38)

Balance at September 30, 2010	$5,608	$1,897	$7,505

Note 15. Litigation, Claims and Other Contingencies
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2010, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2010, there was a remaining environmental remediation liability of $6.1 million related to previously sold operations of which $913,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.2 million under the caption “Other deferred items and liabilities.”

As of September 30, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2010 would be $38.6 million. These guarantees primarily relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that approximately one-third to one-half of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park owns its Glacier Park Lodge operations in East Glacier. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a ground lease with the Canadian government that was recently renewed for a 42-year term running through January 31, 2052. Glacier Park generated 25 percent of Travel & Recreation Group’s full year 2009 segment operating income.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$125,127	$104,737	$438,996	$445,767
International	38,133	32,830	144,559	128,764
Intersegment eliminations	(101)	(2,911)	(7,546)	(8,454)

	163,159	134,656	576,009	566,077
Travel & Recreation Group	51,985	46,469	81,787	69,562

	$215,144	$181,125	$657,796	$635,639

Segment operating income (loss):
Marketing & Events Group:
U.S.	$(9,544)	$(19,640)	$(11,890)	$(12,497)
International	(2,038)	(2,598)	7,131	6,845

	(11,582)	(22,238)	(4,759)	(5,652)
Travel & Recreation Group	21,501	19,548	22,602	19,437

	9,919	(2,690)	17,843	13,785
Corporate activities	(1,749)	(2,024)	(4,451)	(4,230)

	8,170	(4,714)	13,392	9,555
Interest income	174	102	358	495
Interest expense	(472)	(378)	(1,438)	(1,223)
Restructuring charges:
Marketing & Events U.S.	(183)	(3,093)	(2,508)	(6,023)
Travel & Recreation Group	—	—	(235)	—
Corporate	—	(774)	(52)	(774)
Impairment losses:
Marketing & Events U.S.	—	(90,290)	—	(90,290)
Marketing & Events International	—	(21,066)	—	(21,066)

Income (loss) before income taxes	$7,689	$(120,213)	$9,517	$(109,326)

	September 30,	December 31,
	2010	2009
	(in thousands)
Assets:
Marketing & Events U.S.	$241,737	$245,255
Marketing & Events International	78,900	78,450
Travel & Recreation Group	170,015	147,090
Corporate and other	136,144	138,391

	$626,796	$609,186

Note 17. Impact of Recent Accounting Pronouncements
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
In October 2009, the FASB issued new guidance related to revenue arrangements with multiple deliverables, which is codified in ASC Topic 605. This guidance changes the requirements for establishing separate units of accounting for multiple-deliverable revenue arrangements and requires revenue to be allocated to each deliverable based on the relative selling price. The new guidance is effective prospectively for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with early adoption permitted provided that the guidance is retrospectively applied to the beginning of the period of adoption. Viad will adopt the provisions of this guidance on January 1, 2011. The adoption of this guidance is not expected to have a material impact on Viad’s financial position or results of operations.
Note 18. Common Stock Repurchases
In September 2010, Viad announced its intent to repurchase up to an additional 500,000 shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 160,681 shares available for repurchase pursuant to previously announced authorizations. Viad purchased 356,300 shares for $6.3 million during the three months ended September 30, 2010, with 304,381 shares remaining for repurchase from the recently announced authorization. Additionally, during the nine months ended September 30, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 68,988 shares for $1.2 million, respectively, related to tax withholding requirements on share-based awards.

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

2.
Marketing & Events International, which includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Africa). This reporting segment includes the operations of the following companies: GES Exposition Services (Canada) Limited, Giltspur Exhibits of Canada, Inc., Melville Exhibition and Event Services Limited and Melville Data Services Limited (collectively “Melville”) and affiliates, SDD Exhibitions and GES GmbH & Co. KG.

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
The following are financial highlights of the third quarter of 2010 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)
•	Total revenues of $215.1 million compared to $181.1 million in the third quarter of 2009
•	Net income attributable to Viad of $4.8 million versus a loss of $97.1 million in the third quarter of 2009
•	Diluted income per share of $0.23 versus a loss per share of $4.86 in the third quarter of 2009
•	Cash and cash equivalents totaled $152.1 million as of September 30, 2010
•	Debt was $9.6 million as of September 30, 2010
Marketing & Events U.S.
•	Revenues of $125.1 million, an increase of 19.5 percent from the third quarter of 2009
•	Segment operating loss of $9.5 million, as compared to a loss of $19.6 million in the third quarter of 2009
Marketing & Events International
•	Revenues of $38.1 million, an increase of 16.2 percent from the third quarter of 2009
•	Segment operating loss of $2.0 million, as compared to a loss of $2.6 million in the third quarter of 2009
Travel & Recreation Group
•	Revenues of $52.0 million, an increase of 11.9 percent from the third quarter of 2009
•	Segment operating income of $21.5 million, an increase of 10.0 percent from the third quarter of 2009
Non-GAAP Measures:
The following discussion includes a presentation of Adjusted EBITDA and Income before impairment losses, which are utilized by management to measure the profit and performance of Viad’s operations and to facilitate period to period comparisons. “Adjusted EBITDA” is defined by Viad as net income attributable to Viad before interest expense, income taxes, depreciation and amortization, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations. “Income before impairment losses” is defined by Viad as net income attributable to Viad before the after-tax effect of impairment losses related to goodwill, other intangible assets and other long-lived assets. The presentation of Adjusted EBITDA and Income before impairment losses is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment losses and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. Income before impairment losses is utilized by management to review operating results of the business without the effects of noncash impairment losses. These non-GAAP measures should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

Management believes that the presentation of Adjusted EBITDA and Income before impairment losses provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses primarily as performance measures and believes that the GAAP financial measure most directly comparable to these non-GAAP measures is net income attributable to Viad. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses or recoveries, and the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses is used as a financial measure to assess the performance of the business, its use is limited because it does not consider non-cash goodwill, other intangible asset and other long-lived asset impairment losses. Because Adjusted EBITDA and Income before impairment losses do not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of the Company’s performance.
A reconciliation of Adjusted EBITDA to net income (loss) attributable to Viad is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Adjusted EBITDA	$14,489	$(1,501)	$31,503	$23,993
Impairment losses	—	(111,356)	—	(111,356)
Interest expense	(472)	(378)	(1,438)	(1,223)
Income tax benefit (expense)	(1,911)	23,947	(3,909)	19,735
Depreciation and amortization	(7,310)	(7,845)	(21,314)	(21,380)

Net income (loss) attributable to Viad	$4,796	$(97,133)	$4,842	$(90,231)

The increase in Adjusted EBITDA of $16.0 million for the third quarter of 2010 compared to the third quarter of 2009 was primarily driven by higher segment operating results at the Marketing & Events U.S. segment and the Travel & Recreation Group and lower restructuring charges. The increase in Adjusted EBITDA of $7.5 million for the first nine months of 2010 compared to 2009 was primarily due to higher segment operating results at the Travel & Recreation Group and lower restructuring charges. See “Results of Operations” below for a discussion of fluctuations.
A reconciliation of income (loss) before impairment losses attributable to Viad to net income (loss) attributable to Viad is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Income (loss) before impairment losses attributable to Viad	$4,796	$(2,955)	$4,842	$3,947
Impairment losses, net of tax	—	(94,178)	—	(94,178)

Net income (loss) attributable to Viad	$4,796	$(97,133)	$4,842	$(90,231)

Results of Operations:
Comparison of Third Quarter of 2010 to the Third Quarter of 2009
Revenues for the third quarter of 2010 increased 18.8 percent to $215.1 million compared to $181.1 million in the third quarter of 2009. Viad’s income before income taxes was $7.7 million for the third quarter of 2010 compared to a loss of $120.2 million in the third quarter of 2009. The 2010 third quarter net income attributable to Viad was $4.8 million, or $0.23 per diluted share, compared to a loss of $97.1 million, or $4.86 per diluted share, in the third quarter of 2009. In the 2009 third quarter, the Company recorded impairment losses of $94.2 million (after-tax), or $4.71 per diluted share, primarily related to goodwill and other intangible assets in the Marketing & Events Group. The 2009 third quarter loss attributable to Viad before impairment losses was $3.0 million, or $0.15 per diluted share. There were no impairment losses in the third quarter of 2010. The improved results as compared to the 2009 third quarter were also the result of higher revenues, overhead reductions and productivity improvements driven by the Company’s Lean initiatives.

During the third quarter of 2010, foreign exchange rate variances resulted in a decrease of $215,000 in revenues and an increase of $578,000 in segment operating income as compared to the third quarter of 2009. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the third quarter:

	Revenues			Segment Operating Results
	Weighted Average		Effect of Rate	Weighted Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2010	2009	(thousands)	2010	2009	(thousands)
Marketing & Events Group:
Canada	$0.96	$0.92	$457	$0.96	$0.86	$(94)
United Kingdom	$1.54	$1.62	$(1,666)	$1.65	$1.71	$28

Travel & Recreation Group:
Canada	$0.96	$0.91	$1,382	$0.96	$0.91	$626
Accordingly, Viad’s third quarter results were impacted by the strengthening of the Canadian dollar and weakening of the British pound relative to the U.S. dollar. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $125.1 million for the third quarter of 2010, up 19.5 percent compared to $104.7 million in the third quarter of 2009. The increase was primarily due to positive show rotation of $17 million and base same-show revenue increases of 8.6 percent in the third quarter of 2010. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 33.8 percent of 2010 third quarter Marketing & Events U.S. revenues. Segment operating loss was $9.5 million in the third quarter of 2010, compared to a loss of $19.6 million in the third quarter of 2009. The improved operating results were primarily due to increases in revenues, overhead reductions and productivity improvements driven by the Company’s Lean initiatives.
Revenues for the Marketing & Events International segment were $38.1 million for the third quarter of 2010, up 16.2 percent compared to $32.8 million in the third quarter of 2009. Segment operating loss was $2.0 million in the third quarter of 2010, compared to a loss of $2.6 million in the third quarter of 2009. As discussed above, results in this segment were impacted by exchange rates during the 2010 third quarter, resulting in decreases of $1.6 million in revenue and $50,000 in segment operating income, as compared to the third quarter of 2009. Excluding exchange rate variances, 2010 third quarter revenues increased by $6.9 million, or 21.0 percent, primarily resulting from positive show rotation of $8 million.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. In general, the exhibition and event industry is experiencing modest improvement; however, the prospects for individual shows tend to be driven by the success of the industry related to those shows. For the 2010 full year, management expects U.S. same-show revenues to decline at a single-digit rate, reflecting decreases during the first and second quarters, partially offset by increases during the second half of the year. Management expects demand from shopping center clients for holiday-themed events and experiences and retail merchandising units to improve somewhat over 2009 levels but to remain below historical levels. Accordingly, management anticipates that the pricing environment will remain challenging. Additionally, management expects show rotation to positively impact full year revenues by $15 million to $20 million due to a few major, non-annual shows that occurred in 2010, while foreign currency exchange rate variances are not expected to have a significant impact on full year 2010 results.
In anticipation of recessionary pressures on revenues, management began taking actions to reduce overhead costs during early 2008, and in early 2009, management began implementing changes to its Marketing & Events Group service delivery processes based on ‘Lean’ principles in order to further increase efficiencies, decrease costs and enhance service levels. Also in 2009, management commenced the integration of GES Exposition Services, Exhibitgroup/Giltspur and Becker Group to form the new Global Experience Specialists organization. As a result of these efforts, management realized a reduction in Marketing & Events Group overhead costs of approximately $41 million during 2009 and anticipates a further reduction in U.S. overhead costs of approximately $10 million during 2010, partially offset by accruals for performance-based incentives. Additionally, management anticipates realizing more than $10 million in variable cost savings from its Lean initiatives during 2010, offsetting general market pressures on margins.

As part of the business integration, the Marketing & Events U.S. sales force was combined and aligned with its primary customer segments – exhibition sales, brand marketer sales (which primarily represents exhibitor sales) and retail sales. These sales forces are supported by an integrated service delivery network, shared infrastructure and facilities, and a common operational platform.
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
Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $52.0 million, up 11.9 percent compared to third quarter 2009 revenues of $46.5 million. Segment operating income was $21.5 million, up 10.0 percent from 2009 operating income of $19.5 million. As discussed above, results in this segment were impacted by exchange rate variances during the 2010 third quarter, resulting in increases of $1.4 million and $626,000 in revenues and segment operating income, respectively, as compared to the third quarter of 2009. Excluding exchange rate variances, 2010 third quarter revenues increased by $4.1 million, or 8.9 percent, primarily due to stronger demand for the Company’s tourism services as well as initiatives to capture incremental spend per guest.
The Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. As the economy stabilizes, management expects results from the Travel & Recreation Group segment to benefit from improved tourism demand versus 2009. Additionally, management anticipates that foreign currency exchange rate variances will have a moderately favorable impact on full year 2010 results.
During 2009, approximately 72 percent of revenue and 80 percent of segment operating income generated in the Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, revenue and operating income from the Travel & Recreation Group segment.
Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for five one-year periods and now expires on December 31, 2010. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada and East Glacier, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concessions contract. Glacier Park owns its Glacier Park Lodge operations in East Glacier. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a ground lease with the Canadian government that was recently renewed for a 42-year term running through January 31, 2052. Glacier Park generated 25 percent of Travel & Recreation Group’s full year 2009 segment operating income.
Corporate Activities. Corporate activities expense totaled $1.7 million in the third quarter of 2010 compared to $2.0 million in the third quarter of 2009. The decrease was primarily due to lower consulting fees in the 2010 quarter as compared to the 2009 quarter, partially offset by an accrual for performance-based incentives.
Restructuring Charges. Viad recorded restructuring charges of $183,000 in the third quarter of 2010 related to reorganization activities resulting from the elimination of certain positions. In the third quarter of 2009, Viad recorded restructuring charges of $5.2 million related to facility consolidations and other reorganization activities. Also in the third quarter of 2009, Viad reversed $1.3 million of restructuring reserves due to a revision in estimated sublease income associated with certain leased facilities.
Income Taxes. The effective tax rate in the third quarter of 2010 was 24.9 percent, compared to 19.9 percent in the third quarter of 2009. The lower rate in 2009 was primarily due to goodwill impairment losses in 2009, as well as the resolution of tax matters of $149,000 in 2010 versus $3.3 million in 2009. Excluding these items, the effective tax rates in the third quarters of 2010 and 2009 would have been 26.8 percent and 39.2 percent, respectively.

Comparison of First Nine Months of 2010 to the First Nine Months of 2009
Revenues for the first nine months of 2010 increased 3.5 percent to $657.8 million compared to $635.6 million during the first nine months of 2009. Viad’s income before income taxes was $9.5 million for the first nine months of 2010 compared to a loss of $109.3 million in the comparable period in 2009. Net income attributable to Viad for the first nine months of 2010 was $4.8 million, or $0.24 per diluted share, compared to a net loss of $90.2 million, or $4.52 per diluted share, during the first nine months of 2009. In the 2009 third quarter, the Company recorded impairment losses of $94.2 million (after-tax), or $4.72 per diluted share, primarily related to goodwill and other intangible assets in the Marketing & Events Group. Income attributable to Viad before impairment losses for the first nine months of 2009 was $3.9 million, or $0.20 per diluted share. There were no impairment losses for the comparable period in 2010. The improved results as compared to the 2009 period were also the result of increased revenues, overhead reductions and productivity improvements driven by the Company’s Lean initiatives, partially offset by accruals for 2010 performance-based incentives (versus incentive reversals in the 2009 period).
During the first nine months of 2010, foreign exchange rate variances resulted in increases of $9.3 million and $1.2 million in revenues and segment operating income, respectively, as compared to the first nine months of 2009. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first nine months of the year:

	Revenues			Segment Operating Results
	Weighted Average		Effect of Rate	Weighted Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2010	2009	(thousands)	2010	2009	(thousands)
Marketing & Events Group:
Canada	$0.96	$0.85	$6,821	$0.99	$0.75	$431
United Kingdom	$1.53	$1.54	$(878)	$1.51	$1.47	$67

Travel & Recreation Group:
Canada	$0.96	$0.89	$4,100	$0.95	$0.92	$707
Accordingly, Viad’s nine-month results were favorably impacted by the strengthening of the Canadian dollar relative to the U.S. dollar. Viad’s nine-month results were also impacted by the strengthening of the British pound relative to the U.S. dollar during the first four months of 2010, followed by its subsequent weakening during the last five months of the period. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $439.0 million for the first nine months of 2010, down 1.5 percent compared to $445.8 million in 2009. The revenue decline was due primarily to lower same-show revenues and pricing pressures, largely offset by positive show rotation of approximately $20 million in revenue. Base same-show revenues declined 4.0 percent during the first nine months of 2010. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 40 percent of Marketing & Events U.S. revenues for the first nine months of 2010. Segment operating loss was $11.9 million in the first nine months of 2010, compared to a loss of $12.5 million in the 2009 period. The improved operating results were largely the result of overhead reductions and productivity improvements driven by the Company’s Lean initiatives, partially offset by accruals for 2010 performance-based incentives (versus incentive reversals in 2009).
Revenues for the Marketing & Events International segment were $144.6 million for the first nine months of 2010, up 12.3 percent from $128.8 million in 2009. Segment operating income was $7.1 million in the first nine months of 2010, compared to $6.8 million in the 2009 period. As discussed above, results in this segment were impacted by exchange rates during the first nine months of 2010, resulting in increases of $5.2 million and $454,000 in revenues and segment operating income, respectively, as compared to 2009. Excluding exchange rate variances, revenues for the first nine months of 2010 increased by $10.6 million, or 8.2 percent, and segment operating income decreased by $168,000. The increase in revenue primarily resulted from a major project for the 2010 Winter Olympic Games in Canada, improving industry trends, same-show growth and market share gains, partially offset by a reduction in revenues of approximately $1 million due to show rotation. The decline in operating income was primarily the result of a less profitable mix of business during the 2010 first quarter.

Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $81.8 million for the first nine months of 2010, up 17.6 percent compared to 2009 revenues of $69.6 million. Segment operating income was $22.6 million compared to $19.4 million in 2009. As discussed above, results in this segment were impacted by exchange rate variances during the first nine months of 2010, resulting in increases of $4.1 million and $707,000 in revenues and segment operating income, respectively, as compared to 2009. Excluding exchange rate variances, revenues for the first nine months of 2010 increased by $8.1 million, or 11.7 percent, primarily due to stronger demand for the Company’s tourism services as well as initiatives to capture incremental spend per guest.
Corporate Activities. Corporate activities expense totaled $4.5 million in the first nine months of 2010, compared to $4.2 million in the comparable period in 2009. The increase was primarily due to higher performance-based compensation expense in the first nine months of 2010 as compared to performance-based compensation expense reversals in the 2009 period, partially offset by lower consulting fees in the 2010 period.
Restructuring Charges. Viad recorded restructuring charges of $2.8 million in the first nine months of 2010, compared to $8.1 million in the comparable period in 2009. The charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations. Additionally, during the first nine months of 2009, Viad reversed $1.3 million of restructuring reserves due to a revision in estimated sublease income associated with certain leased facilities.
Income Taxes. The effective tax rate in the first nine months of 2010 was 41.1 percent, compared to 18.1 percent in the comparable period in 2009. The low rate in 2009 was primarily due to goodwill impairment losses in 2009 and the resolution of tax matters in 2010 resulting in net expense of $1.1 million versus the favorable resolution of tax matters of $3.3 million in 2009. Excluding these items, the effective tax rate in the first nine months of 2010 and 2009 would have been 29.2 percent and 36.5 percent, respectively.
Liquidity and Capital Resources:
Cash and cash equivalents were $152.1 million as of September 30, 2010 as compared to $116.3 million as of December 31, 2009, with the increase primarily due to cash flow from operations and proceeds from the sale of certain assets, partially offset by capital expenditures and common stock share repurchases. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
Viad’s total debt as of September 30, 2010 was $9.6 million compared to $12.8 million as of December 31, 2009. The debt-to-capital ratio was 0.024 to 1 as of September 30, 2010 compared with 0.032 to 1 as of December 31, 2009. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
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
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.50 percent annually. As of September 30, 2010, Viad had $65.5 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $4.9 million and issued letters of credit of $4.6 million. As part of the amendment, Viad’s financial covenants were amended and include a fixed-charge coverage ratio of not less than 0.80 to 1 through the third quarter of 2010 and 1.00 to 1 thereafter and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of September 30, 2010, the fixed-charge coverage and leverage ratios were 1.27 to 1 and 0.87 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the Credit Facility term. As of September 30, 2010, Viad was in compliance with all covenants.

As of September 30, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and primarily relate to leased facilities and credit or loan arrangements with banks, entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2010 would be $38.6 million. These guarantees primarily relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Capital expenditures for the first nine months of 2010 totaled $11.6 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and equipment at the Travel & Recreation Group. For the first nine months of 2009, capital expenditures totaled $18.7 million and primarily related to the purchase of equipment and information systems and related costs, as well as exhibit costs, at the Marketing & Events U.S. segment.
During the first quarter of 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs). The asset was previously held in the Travel & Recreation Group and was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale” as of December 31, 2009.
In September 2010, Viad announced its intent to repurchase up to an additional 500,000 shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 160,681 shares available for repurchase pursuant to previously announced authorizations. Viad purchased 356,300 shares for $6.3 million during the three months ended September 30, 2010, with 304,381 shares remaining for repurchase from the recently announced authorization. Additionally, during the nine months ended September 30, 2010 and 2009, the Company repurchased 28,407 shares for $573,000 and 68,988 shares for $1.2 million, respectively, related to tax withholding requirements on share-based awards.
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
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2010 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s financial position, results of operations or liquidity. As of September 30, 2010, there was a remaining environmental remediation liability of $6.1 million related to previously sold operations of which $913,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.2 million under the caption “Other deferred items and liabilities.”
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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
As of September 30, 2010, Viad had goodwill of $85.0 million related to its Marketing & Events Group, which consisted of $62.7 million related to the Marketing & Events U.S. segment and $22.3 million related to the Marketing & Events International segment. For goodwill impairment testing purposes, this goodwill is assigned to and tested at the component level within the respective segment’s geographical operations. As of September 30, 2010, the amount of goodwill assigned to each of the discrete reporting units in the United States, the United Kingdom (Melville) and Canada was $62.7 million, $13.5 million and $8.8 million, respectively. Also, as of September 30, 2010, the Brewster operating segment (within the Travel & Recreation Group) had goodwill of $40.8 million. Brewster is considered a reporting unit for goodwill impairment testing purposes.
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
As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of September 30, 2010, Viad had aggregate goodwill of $125.8 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2009, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 35 percent, 52 percent and 54 percent, respectively, for each of the Marketing & Events reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 46 percent as of the most recent impairment test. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses.

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
As of September 30, 2010, the Company had aggregate intangible assets not subject to amortization of $177,000, and aggregate intangible assets subject to amortization of $1.8 million. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected revenue, operating income or cash flow forecasts and projections could trigger additional impairment testing for these intangible assets, which may result in impairment losses.
Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more likely-than-not that its deferred tax assets will be realized in the future. As of September 30, 2010 and December 31, 2009, Viad had gross deferred tax assets of $63.5 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
For the cumulative three-year period ending December 31, 2009, Viad had a pre-tax operating loss, which was primarily the result of the goodwill and other impairment losses recorded during 2009. The Company considered the negative evidence of this cumulative pre-tax operating loss position on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that the goodwill impairment losses are not tax deductible, and thus do not contribute to tax losses. As of both September 30, 2010 and December 31, 2009, Viad had a valuation allowance of $162,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
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
In March 2010, the Patient Protection and Affordable Care Act and a related measure, the Health Care and Education Affordability Reconciliation Act of 2010, were both enacted into law. As a result of this legislation, the tax deductions for the portion of the prescription drug costs for which Viad receives a Medicare Part D subsidy have been eliminated for tax years beginning after December 31, 2012. Accordingly, during the first quarter of 2010, Viad reduced its deferred tax asset related to its postretirement benefit plan liability to reflect the change in the tax law. The reduction in the deferred tax asset resulted in an increase to income tax expense of $1.3 million during the first quarter of 2010.
Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of September 30, 2010 and December 31, 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of September 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $193,000 and $407,000, respectively.
During the nine months ended September 30, 2010 and 2009, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $149,000 and $3.3 million, respectively. These favorable tax resolutions represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2010 and December 31, 2009. In addition, as of September 30, 2010 and December 31, 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $341,000 and $312,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
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
Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $23.3 million as of September 30, 2010. Of this total, $17.1 million related to workers’ compensation liabilities and the remaining $6.2 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $8.2 million as of September 30, 2010, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $4.8 million and $6.2 million for the first nine months of 2010 and 2009, respectively.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.1 million to its funded pension plans and $790,000 to its unfunded pension plans in 2010, of which the Company has contributed $921,000 and $622,000 as of September 30, 2010, respectively.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $182,000 to the plans in 2010, of which $84,000 has been contributed as of September 30, 2010.

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
Share-based compensation expense recognized in the consolidated financial statements during the three months ended September 30, 2010 and 2009 was $948,000 and $1.0 million, respectively, and $2.7 million and $2.2 million during the nine months ended September 30, 2010 and 2009, respectively. In addition, $509,000 of costs associated with share-based compensation were included in restructuring expense during the nine months ended September 30, 2010. Furthermore, the total tax benefits related to share-based compensation expense were $329,000 and $381,000 for the three months ended September 30, 2010 and 2009, respectively, and $957,000 and $788,000 during the nine months ended September 30, 2010 and 2009, respectively. No share-based compensation costs were capitalized during the nine months ended September 30, 2010 or 2009.
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
In October 2009, the FASB issued new guidance related to revenue arrangements with multiple deliverables, which is codified in ASC Topic 605. This guidance changes the requirements for establishing separate units of accounting for multiple-deliverable revenue arrangements and requires revenue to be allocated to each deliverable based on the relative selling price. The new guidance is effective prospectively for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with early adoption permitted provided that the guidance is retrospectively applied to the beginning of the period of adoption. Viad will adopt the provisions of this guidance on January 1, 2011. The adoption of this guidance is not expected to have a material impact on Viad’s financial position or results of operations.
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
Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $34.1 million and $31.3 million as of September 30, 2010 and December 31, 2009, respectively. During the three and nine months ended September 30, 2010, unrealized foreign currency translation gains of $6.7 million and $2.8 million were recorded in other comprehensive income, respectively.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s Canadian and United Kingdom operations for the three months ended September 30:

	Weighted Average		Effect of Rate
	Exchange Rates		Variance
	2010	2009	(thousands)

Canadian Operations:
Marketing & Events Group	$0.96	$0.86	$(94)
Travel & Recreation Group	$0.96	$0.91	$626

United Kingdom Operations:
Marketing & Events Group	$1.65	$1.71	$28
The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s Canadian and United Kingdom operations for the nine months ended September 30:

	Weighted Average		Effect of Rate
	Exchange Rates		Variance
	2010	2009	(thousands)

Canadian Operations:
Marketing & Events Group	$0.99	$0.75	$431
Travel & Recreation Group	$0.95	$0.92	$707

United Kingdom Operations:
Marketing & Events Group	$1.51	$1.47	$67
As the Canadian operations generated aggregate operating income for the third quarter of 2010, Viad’s segment operating income has been favorably impacted by $532,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated aggregate operating losses in the third quarter of 2010, Viad’s segment operating income has been favorably impacted by $28,000 from the weakening of the British pound relative to the U.S. dollar. As the Canadian operations generated aggregate operating income in the first nine months of 2010, Viad’s segment operating income has been favorably impacted by $1.1 million from the strengthening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated aggregate operating income in the first nine months of 2010, Viad’s segment operating income has been favorably impacted by $67,000 from the strengthening of the British pound relative to the U.S. dollar.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2010, Viad had variable rate debt outstanding of $4.9 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to the prime rate or LIBOR.
Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2010, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2010 by Viad either on the open market as part of a repurchase program or from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of share-based awards.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
			Part of Publicly	of Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Shares Purchased (#)	Per Share ($)	Programs	or Programs
September 2010	356,300	17.77	356,300	304,381

Total	356,300	17.77	356,300	304,381

In September 2010, Viad announced its intent to repurchase up to an additional 500,000 shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 160,681 shares available for repurchase pursuant to previously announced authorizations. Viad purchased 356,300 shares for $6.3 million during the three months ended September 30, 2010, with 304,381 shares remaining for repurchase from the recently announced authorization. The authorization of the Board of Directors does not have an expiration date. The terms of Viad’s $75 million secured revolving credit facility, as amended as of November 20, 2009, restrict the Company from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term, which expires in June 2011.

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

VIAD CORP

(Registrant)

November 5, 2010	By	/s/ G. Michael Latta

(Date)		G. Michael Latta
Vice President — Controller
(Chief Accounting Officer and Authorized Officer)