Form 10-K
period 2010-12-31
VIAD CORP
filed 2011-03-04
CIK 884219

As filed with the Securities and Exchange Commission on March 4, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was approximately $353 million.

Registrant had 20,214,320 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2011.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 17, 2011 is incorporated by reference into Part III of this Annual Report.

PART I

Item 1.	Business.

Viad Corp (together with its subsidiaries, “Viad” or the “Company”) derives its revenues from services provided primarily within the exhibition and events industry and travel and recreation industry. Viad occupies leading positions as a value added service provider in many of the markets in which it competes. Viad serves clients predominantly in North America, the United Kingdom, Germany and the United Arab Emirates.

Viad organizes its businesses into two main operating groups:

Marketing & Events Group.  The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. The mission of the Marketing & Events Group is to create the world’s most meaningful and memorable experiences for brand marketers, show organizers, event attendees and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations which want to promote their brand, feature new products, services and innovations, and build business relationships. Retail shopping centers include major developers, owners and management companies of shopping malls and lifestyle centers.

Travel & Recreation Group.  The Travel & Recreation Group generates its revenues from tourism products and services including world-class attractions, hotel and concession operations, transportation services and package tour operations in and around Western Canada, Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada.

Viad’s two business groups are supported by a centralized Corporate Services Group, which provides functional support in the areas of human resources, legal, finance and accounting, internal auditing, information technology, corporate development, real estate and tax.

Reportable Segments

With the two business groups, Viad’s organizational structure, operational decision-making authority, allocation of resources and internal reporting are aligned into the following reportable business segments:

•	Marketing & Events U.S. segment;

•	Marketing & Events International segment; and

•	Travel & Recreation Group segment.

No reportable segment has a client comprising more than six percent of that segment’s revenues, and no client comprises more than four percent of Viad’s revenues. Viad’s reportable business segments are described below.

Marketing & Events U.S. Segment

The Marketing & Events U.S. segment includes the domestic operations of Global Experience Specialists, Inc. (“GES”) and affiliates, including those services formerly provided under the Exhibitgroup/Giltspur and Becker Group brands. This segment generates revenues from the following services:

Show Organizer Services.  Under agreements with show organizers, the Marketing & Events U.S. segment serves as the official services contractor of an exhibition, which is also referred to as a “trade show,” “convention,” or “show.” As the official services contractor, the U.S. segment provides the following services to the show organizer: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; show traffic analysis; carpeting and flooring; decorating products and accessories; custom graphics; overhead rigging; cleaning; and temporary electrical, lighting and plumbing.

Exclusive Services Provided to Exhibitors.  As the official services contractor, the U.S. segment is designated by the show organizer as the exclusive provider of certain services offered to exhibitors participating in the exhibition. This designation provides exhibitors with a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the exhibition. The exclusive services offered by the U.S. segment to exhibitors include: material handling services; overhead rigging; temporary electrical and plumbing; and cleaning.

Discretionary Services Provided to Exhibitors.  In addition to the exclusive services offered to exhibitors, the U.S. segment competes with other service providers to sell non-exclusive services to exhibitors, including: custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications and customer relationship management; multimedia services; event surveys; return on investment analysis; attendee and exhibit booth traffic analysis; staff training; online management tools; logistics and freight-forwarding, storage and refurbishment of exhibits; booth furnishings, carpeting and signage; in-house installation and dismantling; and various other show services. The U.S. segment aims to provide these services, combined with complete event program management and planning, to corporate brand marketers across all exhibitions and events in which they participate. The U.S. segment competes with other service providers to offer these discretionary services to exhibitors, regardless of whether or not the U.S. segment is the official services contractor of the exhibition.

Other Marketing Services.  The U.S. segment also provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos. In addition, the U.S. segment offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping, and on-site installation of retail merchandising units, kiosks and holiday environments. The U.S. segment also provides construction and installation services for permanent installations, including museum exhibits, corporate lobbies, visitors centers, showrooms, and retail interiors.

Competition.  The U.S. segment generally competes in the exhibition and events industry on the basis of discernible differences, value, quality, price, convenience and service. Viad believes the primary competitor in the domestic official services contractor market is The Freeman Companies (a private company), however, the U.S. segment encounters substantial competition from a large number of providers of similar services. No competitor has significant market share in the other service categories. Most of the competitors are privately held companies with limited information available about them.

During 2010, the U.S. segment provided services to over 1,350 exhibitions and events and more than 163,000 exhibitors. The U.S. segment has full-service operations in every major exhibition market in the U.S., including: Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York and Los Angeles, California. In each of these locations, the U.S. segment is a leading service provider, servicing some of the most visible and influential events in its industry.

Marketing & Events International Segment

The Marketing & Events International segment includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Asia). The International segment offers services that are similar to those provided by the U.S. segment. These services are delivered by Viad’s wholly owned subsidiaries, including: GES Exposition Services (Canada) Limited, Melville Exhibition and Event Services Limited and affiliates (collectively “Melville”), SDD Exhibitions Limited and GES GmbH & Co. KG.

During 2010, the International segment provided services to over 550 exhibitions and events and more than 48,000 exhibitors. The International segment has full-service operations in many of the most active and popular exhibition and event destinations, including 10 Canadian cities, six United Kingdom cities, one German city, and two cities in the United Arab Emirates. In each location, the International segment is a leading service provider, servicing some of the most visible and influential events in its industry.

Competition.  The International segment generally competes on the basis of discernible differences, value, quality, price, convenience and service. This segment is the largest exhibitions competitor in countries in which it competes. The International segment encounters competition from a large number of providers of similar services. Most of the competitors are privately held companies, with limited information available about them.

Travel & Recreation Group Segment

Travel and recreation services are provided by Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.

Brewster

Brewster is a major tourism service operator in Western Canada, delivering tourism products that include world-class attractions, transportation services, inbound package tour operations, hotel operations and corporate and event management.

Attractions.  Brewster’s attractions include the Banff Gondola, tours of the Athabasca Glacier on the Columbia Icefield and the Banff Lake Cruise operations. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. Tours of the Athabasca Glacier on the Columbia Icefield provide clients with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle. Icefield customers ride in an “Ice Explorer,” a unique vehicle specially designed for glacier travel. Brewster also offers boat tours, small boat rentals and charter fishing on Lake Minnewanka, which is situated outside of the town of Banff in the heart of the Canadian Rockies.

Transportation Operations.  Brewster’s transportation operations include charter motorcoach services, sightseeing and scheduled services and airport service. Brewster operates a modern fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia. In addition, Brewster provides year-round half- and full-day sightseeing tours from Calgary, Banff, Lake Louise and Jasper, Canada.

Package Tour Operations and Corporate and Event Management.  Brewster’s inbound package tour operations feature year-round package tours throughout Canada. These packages include motorcoach, rail, self-drive automobile, ski and winter touring and consist of both group and individual tours which may be custom designed at the time of booking. Brewster also offers a full suite of corporate and event management services for meetings, conferences, incentive travel, sports and special events. Event-related service offerings include staffing, off-site events, tours/activities, team building, housing, event management, theme development, production and audio visual services.

Hotels.  Brewster operates two hotels in Alberta: the Mount Royal Hotel, which is located in the heart of Banff, and the Glacier View Inn (formerly, the Columbia Icefield Chalet), which is located on the Columbia Icefields between Lake Louise and Jasper. The hotels cater principally to leisure travelers.

Brewster draws its customers from major markets including Canada, the U.S., the United Kingdom, Australia/New Zealand and Asia. Brewster markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations.

In October 2010, “Brewster Travel Canada” became the new brand identity of Brewster.

Glacier Park

Glacier Park is an independent hotel operator and concessionaire of Waterton-Glacier International Peace Park, which encompasses Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park which is among the most visited National Parks in the U.S. Glacier Park provides lodging accommodations, food and beverage services, retail operations, transportation services and tours throughout Glacier and Waterton-Lakes National Parks.

The operations of Glacier Park are seasonal, typically running from mid-May until the end of September. During those months, Glacier and Waterton Lakes National Parks typically host over two million visitors, the vast majority of whom purchase services from Glacier Park. During the peak months of July and August, the occupancy level at Glacier Park’s lodges and motor inns typically exceeds 90 percent. During the “shoulder” months of June and September, occupancy typically exceeds 80 percent.

Individual travelers account for over 80 percent of Glacier Park’s customers, and the balance of its customers are tour groups. Demographically, Glacier Park draws over 90 percent of its customers from the U.S., with approximately 50 percent of them coming from the Northwest and Midwest regions.

Historic Lodges.  Glacier Park operates four historic lodges and three 1960s-era motor inns, with accommodation offerings varying from hikers’ cabins to suites. In January 2011, Glacier Park acquired a 145-room hotel in Whitefish, Montana, which is near Glacier National Park.

Hospitality Services.  Glacier Park has food and beverage operations providing services to lodging guests and park visitors. Glacier Park also has retail operations, including a camp store and gift shops catering to lodging guests and park visitors.

Tour and Transportation Services.  Glacier Park utilizes a fleet of authentic 1930s red touring buses that have rollback canvas tops to conduct interpretive park tours throughout Glacier and Waterton Lakes National Parks, including tours of the scenic Going-to-the-Sun Road.

Concession Business.  Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for six one-year periods and now expires on December 31, 2011. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 70 percent of its 2010 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park; East Glacier, Montana and Whitefish, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns its Glacier Park Lodge operations in East Glacier, Montana as well as the Grouse Mountain Lodge in Whitefish, Montana (acquired January 5, 2011). Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a ground lease with the Canadian Government that was recently renewed for a 42-year term running through January 31, 2052. Glacier Park generated approximately 25 percent of the Travel & Recreation Group’s full year 2010 segment operating income.

Competition.  Viad’s Travel & Recreation Group segment generally competes on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package-tour business, hotel and restaurant business and charter service business.

Recent Business Developments

Over the past two years, Viad reorganized its structure and rebranded its services.

In July 2009, Viad announced a strategic reorganization to align operations into two groups: the Marketing & Events Group and the Travel & Recreation Group. The two groups are described above. On the close of business on December 31, 2009, the operations of the Marketing & Events U.S. segment were combined into Global Experience Specialists, Inc. (such operations being formerly known as GES Expositions Services, Inc., Exhibitgroup/Giltspur and The Becker Group).

On February 2, 2010, the Marketing & Events Group introduced “Global Experience Specialists” as its new brand which is used in connection with all of the Marketing & Events Group’s services, replacing the “GES Exposition Services,” “Exhibitgroup/Giltspur” and “Becker Group” brands.

Additionally, Viad has made acquisitions and strategic investments to grow its business.

Viad expanded into the major exhibition venues of the United Kingdom with the acquisition of Melville in February 2007. Melville provided Viad with a platform to continue its international expansion. In late 2007, Viad expanded into Abu Dhabi in the United Arab Emirates, and is the exclusive provider of venue services for exhibitions and events at the Abu Dhabi National Exhibitions Centre (ADNEC). In January 2009, Viad extended its logistics and freight forwarding services business into continental Europe by launching a Melville operation in Germany. In late 2009, Viad further expanded into the United Arab Emirates by opening an operation in Dubai, which serviced its first exhibition as the official services contractor in February 2010.

On January 4, 2008, Viad acquired The Becker Group. The Becker Group’s lines of business specialized in creating immersive, entertaining attractions and brand-based experiences for year-round branded attractions, sponsored events, mobile marketing tours, retail marketing (including retail merchandising units, kiosks and holiday environments) and other place-based marketing solutions. These lines of business are now a part of GES within Viad’s Marketing & Events Group.

Most recently, on January 5, 2011, Viad acquired Grouse Mountain Lodge, a 145-room, four-season resort hotel located in Whitefish, Montana. The hotel will be operated by Glacier Park within Viad’s Travel & Recreation Group segment.

Intellectual Property

Viad and its subsidiaries own or have the right to many registered trademarks and trademarks pending registration, used in their businesses, including GES/Global Experience Specialists & Design, GES®, GESCORE Connect®, ExhibitSelect®, GES Servicenter®, GES National Servicenter®, HANG:RZ®, Toys Thru Time Hall of Fame®, Trade Show Electrical®, Trade Show Rigging TSR®, TSE Trade Show Electrical & Design®, ethnoMetrics®, EMAX®, DEXZ®, WAM! The Wireless Ambassador®, LUMA2 & Design® and the portfolio of trademarks adopted in association with Brewster Inc.’s rebranding in 2010 as Brewster Travel Canada. Viad and its subsidiaries also own or have the right to many registered trademarks and trademarks pending registration outside of the United States, including the Melville lion image, GES Worldwide Network®, GES/Global Experience Specialists & Design, Maxim®, Royal Glacier Tours®, Emax®, and the trademarks associated with Brewster’s rebranding in 2010. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of business.

The Company owns a number of patents for exhibit technology and exhibit processes that are cumulatively important to its business and that it believes provide competitive advantages in the marketplace for designing and building exhibits. These include patents relating to modular furniture used in exhibits and displays and a modular structure having a load-bearing surface. The Company also owns a number of design patents for its retail merchandising units. United States utility patents are currently granted for a term of 20 years from the date a patent application is filed and United States design patents are currently granted for a term of 14 years from the date granted. The Marketing & Events Group has extensive design libraries with copyright protections and owns copyright registrations for a number of the designs within its design libraries. Copyright protection for such work is 95 years from the date of publication or 120 years from creation, whichever is shorter.

Although Viad believes that certain of its trademarks, patents and copyrights have substantial value, it does not believe that the loss of any one of these patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations.

Government Regulation

Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal regulations affecting the day-to-day businesses are rules and regulations relating to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act) and U.S. and Canadian regulations relating to national parks (such as regulations established by the U.S. Department of the Interior and the U.S. National Park Service).

Employees

Viad’s businesses had approximately 3,350 employees as of December 31, 2010 as follows:

		Regular Full-Time
	Approximate	Employees Covered by
	Number of	Collective Bargaining
	Employees	Agreements

Marketing & Events Group	3,100	1,100
Travel & Recreation Group	250	60

Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2011 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad’s Corporate Services Group had 73 employees as of December 31, 2010 providing management, financial and accounting, internal auditing, tax, administrative, information technology, human resources, corporate development, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of eight non-employee directors and one employee director and has an executive management team consisting of ten executive officers (including the CEO, who is also an employee director, and the president of each operating group).

Seasonality

Exhibition and event activity varies significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). The Marketing & Events U.S. segment generally reports its highest revenues during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenues during the second quarter of each year. Viad’s Travel & Recreation Group segment experiences peak activity during the summer months and approximately 80 percent of revenues are earned in the second and third quarters. Viad’s average segment operating income during the past three years, as a percentage of the average full year’s segment operating income during the past three years, was approximately 35 percent (first quarter), 38 percent (second quarter), 33 percent (third quarter) and minus six percent (fourth quarter). See “Risk Factors — Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors — Exhibition rotation impacts overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 19 and 22 of notes to consolidated financial statements.

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

Available Information

Viad’s internet address is www.viad.com. Viad uses its web site as a routine channel for distribution of Company information, including press releases, financial information and corporate governance initiatives. Viad posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”), including Viad’s annual, quarterly and current reports, proxy statements, amendments to those reports or statements, and other information, as well as transactions in Viad securities by Viad’s directors and executive officers. All such postings and filings are available on Viad’s web site free of charge. In addition, Viad’s web site allows interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements, and other information, regarding issuers that file electronically with the SEC. Such information also can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F. Street N.E., Washington, D.C. 20549 and on the SEC’s internet site at www.sec.gov. Information regarding the operation of the public reference section can be obtained by calling (800) SEC-0330. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Viad’s web site, at www.viad.com/investors/corp_governance.html, includes key information about the Company’s corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, Code of Ethics and information concerning Viad’s directors and a method to communicate with them. Viad will make available in print any of this information upon request to: Corporate Secretary, Viad Corp, 1850 North Central Avenue, Suite 800, Phoenix, Arizona 85004-4545.

Item 1A.	Risk Factors.

Viad’s operating results are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of future performance.

Viad’s businesses and operating results are adversely affected by deterioration in general economic conditions.

Viad’s businesses are sensitive to fluctuations in general economic conditions and are impacted by increases and decreases in the cost of materials and operating supplies. Operating results for the Marketing & Events U.S. and International segments depend largely on the number of exhibitions held and on the size of exhibitors’ marketing expenditures, which in turn depend partly on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens.

Further, many exhibitors’ marketing budgets are partly discretionary, and are frequently among the first expenditures reduced by exhibitors when economic conditions deteriorate, resulting in reduced spending by exhibitors for the Company’s services. Marketing expenditures often are not increased until economic conditions improve. As a result, during periods of general economic weakness, the operating results for the Marketing & Events Group are adversely affected. Similarly, many of the retail shopping mall and lifestyle center clients of the Marketing & Events Group may reduce marketing expenditures when economic conditions deteriorate.

Revenues from the Travel & Recreation Group businesses depend largely on the amount of disposable income that consumers have available for travel and vacations. This amount decreases during periods of weak general economic conditions.

Viad’s results of operations are impacted by changes in foreign currency exchange rates.

Viad conducts foreign operations primarily in Canada, the United Kingdom and, to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. Significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad has not hedged its equity risk arising from the translation of foreign denominated assets and liabilities.

In addition, for purposes of consolidation, the revenues, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates, even when the functional currency amounts have not changed. Accordingly, fluctuations in the exchange rates affect overall profitability and historical period to period comparisons. Viad has not hedged its net earnings exposure arising from the translation of its foreign operating results.

During 2010, $165.0 million of revenue and $9.5 million of operating income was derived through Canadian and United Kingdom operations of Viad’s Marketing & Events International segment. In addition, $64.2 million of 2010 revenue and $15.8 million of 2010 operating income generated in the Travel & Recreation Group segment was derived through its Canadian operations. For this segment, Canadian operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and operating income in the Travel & Recreation Group segment.

Exhibition rotation impacts overall profitability and makes comparisons between periods difficult.

The business activities of the Marketing & Events Group are largely dependent upon the frequency, timing and location of exhibitions and events. Some large exhibitions are not held annually (they may be held once every two or three years or longer). Some large exhibitions may be held at a different time of year than when they have historically been held. In addition, the same exhibition may be held in different locations in different years, and may result in Viad generating lower margins in a given period if the exhibition shifts to a higher-cost city.

As a consequence of these factors, the operating results for these businesses may fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

Viad’s businesses are adversely affected by disruptions in the travel industry, particularly those adversely affecting the hotel and airline industries.

The success of Viad’s businesses depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees or others, to travel. Factors adversely affecting the travel industry as a whole, and particularly the airline and hotel industries, generally also adversely affect Viad’s businesses and results of operations. Factors that could adversely affect the travel industry as a whole include high or rising fuel prices, increased security and passport requirements, weather conditions, airline accidents and international political instability and hostilities. Unexpected events of this nature, or other events that may have an impact on the availability and pricing of air travel and accommodations, could adversely affect Viad’s businesses and results of operations.

The failure of a large client to renew its services contract or the loss of business from convention facilities could adversely impact revenues.

Although no single client accounts for more than five percent of the revenue of any of Viad’s reporting segments, the Marketing & Events U.S. and International segments have a relatively small number of large exhibition show organizers and large customer accounts. The loss of any of these large clients would adversely affect results of operations.

In addition, revenues of the Marketing & Events Group may be significantly impacted if certain exhibition facilities choose to in-source electrical, plumbing and other services. When the Marketing & Events Group is hired as the official services contractor for an exhibition, the show organizer contractually grants an exclusive right to perform these electrical and plumbing services, subject in each case to the exhibition facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many exhibition facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of exhibitions space. As a result, some of these facilities have sought to in-source all or a large portion of these services. If a large number of facilities with which the Marketing & Events Group has these relationships seek to move these services in-house, Viad’s revenues and operating results could be adversely affected.

Viad’s key businesses are relationship driven.

The business activities of the Marketing & Events U.S. and International segments are heavily focused on client relationships, and, specifically, on the close collaboration and interaction with the client. These relationships require the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important clients (and corresponding revenues) if a key member of the account team were to cease employment with the Company and take that customer to a competitor.

Completed acquisitions may not perform as anticipated or be integrated as planned.

Viad has acquired businesses and intends to continue to pursue opportunities to acquire businesses that could complement, enhance or expand Viad’s current businesses or offer growth opportunities to Viad. Any acquisition can involve a number of risks, including: the failure to achieve the financial and strategic goals and other benefits from the acquisition; the inability to successfully integrate the acquired business into Viad’s ongoing businesses; the inability to retain key personnel or customers of the acquired business; the inability to successfully integrate financial reporting and internal control systems; the disruption of Viad’s ongoing businesses and distraction of senior management and employees of Viad from other opportunities and challenges due to the integration of the acquired business; and the potential existence of liabilities or contingencies not disclosed to or known by Viad prior to closing the acquisition or not otherwise provided for through the purchase agreement.

Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods.

The Marketing & Events U.S. segment generally reports its highest revenues during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenues during the second quarter of each year. The Travel & Recreation Group businesses are also seasonal, experiencing peak activity during the second and third quarters; these quarters accounted for 84 percent of the segment’s 2010 revenues. Because of the seasonal nature of Viad’s businesses, adverse events or conditions occurring during peak periods could reduce the operating results of Viad’s businesses.

Transportation disruptions and increases in transportation costs could adversely affect Viad’s businesses and operating results.

The Marketing & Events U.S. and International segments rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities and customer facilities. If they were unable to secure the services of these independent transportation carriers at favorable rates, it could have a material adverse effect on these businesses and their results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a material adverse effect on these businesses and operating results. Similarly, disruption of transportation services could adversely affect the ability of the Marketing & Events Group to supply time-sensitive holiday-themed exhibits and experiences to retail shopping mall and lifestyle center customers and could cause the cancellation of the exhibits and experiences.

Union-represented labor creates an increased risk of work stoppages and higher labor costs.

A significant portion of Viad’s employees are unionized and Viad’s businesses are party to approximately 100 collective-bargaining agreements, with approximately one-fourth requiring renegotiation each year. If the results of labor negotiations caused the Company to increase wages or benefits, which increases total labor costs, the increased costs could either be absorbed (which would adversely affect operating margins) or passed on to the customers, which may lead customers to turn to other vendors in response to higher prices. In either event, Viad’s businesses and results of operations could be adversely affected.

Moreover, if the Company were unable to reach an agreement with a union during the collective bargaining process, the union may strike or carry-out other types of work stoppages. In such a circumstance, Viad might be unable to find substitute workers with the necessary skills to perform many of the services, or may incur additional costs to do so, which could adversely affect the Company’s businesses and results of operations.

Obligations to fund multi-employer pension plans to which Viad contributes may have an adverse impact on operating results.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these multi-employer plans in 2010 and 2009 totaled $15.3 million and $15.7 million, respectively. Viad does not directly manage these multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to these plans. However, plan contribution increases, if any, could have an adverse impact on Viad’s consolidated financial condition, results of operations and cash flows.

Viad competes in competitive industries and increased competition could negatively impact operating results.

Viad is engaged in a number of highly competitive industries. Competition in the exhibition and events industry and the exhibits and experiential environments industries is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, Viad may be required to lower its prices and rates to avoid loss of related business, thereby adversely affecting operating results. In addition, if Viad is unable to anticipate and respond as effectively as competitors to changing business conditions, including new technologies and business models, Viad could lose market share to its competitors. If Viad were unable to meet the challenges presented by the competitive environment, results of operations could be adversely affected.

Liabilities relating to prior and discontinued operations may adversely affect results of operations.

Viad and its predecessors have a corporate history spanning over seven decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food and fresh meats. Some of these businesses used raw materials that have been, and may continue to be, the subject of litigation. Moreover, some of the raw materials used and the waste produced by these businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification claims involving sold subsidiaries, as well as from past operations of those of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover these future liabilities, results of operations could be materially affected if future events or proceedings contradict current assumptions, and reserves or insurance become inadequate.

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

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany and the United Arab Emirates. The principal properties of Viad’s businesses as of December 31, 2010, were:

Viad’s headquarters are located at 1850 North Central Avenue, Suite 800 in Phoenix, Arizona 85004-4545. Excluding space which is subleased to third parties, Viad leases approximately 59,400 square feet.

The Marketing & Events U.S. segment operates 20 offices and 28 multi-use facilities (manufacturing, sales and design, office and/or warehouse and truck marshaling yards). The multi-use facilities vary in size up to approximately 590,900 square feet. Three of the multi-use facilities are owned; all other properties are leased.

The Marketing & Events International segment operates six offices and 20 multi-use facilities, with three offices and eight multi-use facilities in Canada, one office and eight multi-use facilities in the United Kingdom, one office and two multi-use facilities in Germany and one office and two multi-use facilities in the United Arab Emirates. The multi-use facilities vary in size up to approximately 134,000 square feet. One of the multi-use facilities is owned; all other properties are leased.

The Travel & Recreation Group segment operates two offices, nine retail stores, one bus terminal, three garages, an icefield tour facility, a gondola lift operation, a boat tour facility and nine hotels/lodges (with approximately 900 rooms and ancillary foodservice and recreational facilities). All of the facilities are in the United States or Canada. Four of the hotels/lodges are owned and the five other hotels/lodges are operated pursuant to concessionaire agreements. One bus terminal, three garages and the boat tour facility are owned and one garage is leased. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased. In January 2011, Viad acquired a 145-room hotel with ancillary foodservice facilities in Whitefish, Montana, which is operated by Glacier Park within Viad’s Travel & Recreation Group segment.

Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.	Legal Proceedings.

Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2010 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

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

Other.  Executive Officers of Registrant.

The names, ages and positions of Viad’s executive officers as of the filing of this Annual Report, are listed below:

Name	Age	Business Experience During the Past Five Years and Other Information

Paul B. Dykstra	49
President and Chief Executive Officer effective April 1, 2006. Previously Chief Operating Officer since January 2006; prior thereto, President and Chief Executive Officer of Global Experience Specialists, Inc., a subsidiary of Viad, since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES since 1999; and prior thereto, Executive Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

Michael M. Hannan	45
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

Name	Age	Business Experience During the Past Five Years and Other Information

George N. Hines	38
Chief Information Officer since December 2009; prior thereto, Senior Vice President and Transitioning Chief Information Officer of Stream Global Services, Inc., a business process outsource provider, since October 2009; prior thereto, Senior Vice President and Chief Information Officer of eTelecare Global Solutions, Inc. (merged into Stream Global Services, Inc.) since August 2007; prior thereto, Chief Information Officer of PeopleSupport, Inc., a business process outsource provider, since December 2005; prior thereto, Executive Vice President, Operations and Chief Technology Officer of ChaseCom Limited Partnership, a provider of customer contact center services, since August 2004; prior thereto, Senior Manager — Telecommunications Industry Practice of Deloitte Consulting LLP since April 2000; and Manager — Telecommunications Industry Practice of Ernst & Young LLP from July 1996 to March 2000.

Ellen M. Ingersoll	46
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

Thomas M. Kuczynski	46
Chief Corporate Development & Strategy Officer since March 2008; prior thereto, Senior Vice President, Corporate Development & Planning of The Nielsen Company, a media and marketing information company, since August 2006; prior thereto, Managing Director of The Pareto Group, a provider of strategic and investment advisory services, since January 2004; and prior thereto, Vice President of Penton Media, a business media firm producing magazines, trade shows, conferences and electronic media, from January 1999 to October 2003.

G. Michael Latta	48
Chief Accounting Officer - Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Steven W. Moster	41
President, GES, since November 1, 2010; prior thereto independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a leading manufacturer and retailer of custom window coverings in the United States, from April 2010 to August 2010; prior thereto Executive Vice President - Chief Sales & Marketing Officer of GES from January 2008 to February 2010; prior thereto Executive Vice President - Products and Services of GES from January 2005 to February 2010; prior thereto Vice-President, Products & Services Business of GES from January 2004 to January 2005; prior thereto Engagement Manager, Management Strategy Consulting for McKinsey & Company from August 2000 to January 2004.

Cindy J. Ognjanov	61
President and General Manager of Glacier Park, Inc., a subsidiary of Viad, since October 2002; prior thereto, co-owner of Omnidine, Inc., a food service consulting firm from April 1999 to October 2002; and prior thereto, rooms and operations manager for Glacier Park, Inc. from April 1992 through July 1998.

Name	Age	Business Experience During the Past Five Years and Other Information

David C. Robertson	45
Chief Human Resources Officer since August 2010; prior thereto Senior Vice President of Human Resources, North America & Asia Pacific, of Insight Enterprises from October 2006 to August 2010; Senior Director of Human Resources, Aerospace Global Repair Services, of Honeywell International from July 2005 to October 2006; Director of Human Resources of Honeywell from September 2003 to June 2005; Director of Human Resources of America Online, Inc. from February 1999 to August 2003.

Scott E. Sayre	64
General Counsel and Secretary since September 2000; prior thereto, Assistant General Counsel and Secretary from 1997; prior thereto, Assistant General Counsel from 1992; and prior thereto, held other positions since joining the Company in 1979.

The term of office of the executive officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 17, 2011.

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

The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the American, Chicago, National, Pacific and NASDAQ OMX Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2010		2009
	High	Low	High	Low

First Quarter	$21.87	$17.33	$25.89	$12.29
Second Quarter	$25.40	$17.61	$19.62	$13.77
Third Quarter	$20.76	$14.75	$20.66	$15.47
Fourth Quarter	$27.34	$17.71	$21.74	$16.25

DIVIDENDS DECLARED ON COMMON STOCK

	2010	2009

February	$0.04	$0.04
May	0.04	0.04
August	0.04	0.04
December	0.04	0.04

Total	$0.16	$0.16

Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October. The terms of Viad’s $75 million secured revolving credit facility, as amended as of November 20, 2009, restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year.

As of January 31, 2011, there were 8,132 shareholders of record of Viad’s common stock following the one-for-four reverse stock split effective on July 1, 2004. There also were 1,296 shareholders of record as of January 31, 2011 that had not converted pre-split shares into the post-split common stock. Accordingly, there were a total of 9,428 shareholders of record as of January 31, 2011.

For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing, for the five year period ended December 31, 2010, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.

The graph below assumes $100 was invested on December 31, 2005 in Viad common stock, Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010

Viad Corp	$100.00	$139.07	$108.64	$85.55	$72.03	$89.61
S&P 500	$100.00	$115.77	$122.07	$76.82	$96.99	$111.41
Russell 2000	$100.00	$118.44	$116.57	$77.14	$98.04	$124.28
S&P SmallCap 600	$100.00	$115.12	$114.77	$79.08	$99.25	$125.29
S&P 600 Comm. Services & Supplies	$100.00	$117.61	$110.08	$86.78	$109.49	$127.79
S&P 600 Media Index	$100.00	$127.07	$92.53	$26.82	$45.75	$67.34

Set forth below is a table showing that no shares of Viad common stock were repurchased during the fourth quarter of 2010 by Viad from employees or former employees surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number of		Part of Publicly	May Yet Be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or	Under the Plans or
Period	(#)	Per Share ($)	Programs	Programs(1)

None	—	—	—	304,381

Total	—	—	—	304,381

(1)	In September 2010, Viad announced its intent to repurchase up to an additional 500,000 shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 160,681 shares available for repurchase pursuant to previously announced authorizations. Viad purchased 356,300 shares for $6.3 million during 2010, with 304,381 shares remaining for repurchase. The authorization of the Board of Directors does not have an expiration date. The terms of Viad’s $75 million secured revolving credit facility, as amended as of November 20, 2009, restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the credit facility term, which expires in June 2011.

Item 6.	Selected Financial Data.

VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Statement of Operations Data
Revenues:
Convention and event services(1)	$590,444	$582,969	$804,546	$719,930	$612,598
Exhibits and environments(1)(2)	166,040	147,533	229,694	199,549	164,173
Travel and recreation services	88,277	75,302	86,621	84,222	79,260

Total revenues	$844,761	$805,804	$1,120,861	$1,003,701	$856,031

Income (loss) from continuing operations(3)	$817	$(104,808)	$43,538	$43,312	$51,841
Income from discontinued operations(4)	262	679	385	2,049	12,229

Net income (loss)	1,079	(104,129)	43,923	45,361	64,070
Net income attributable to noncontrolling interest	(636)	(582)	(550)	(764)	(516)

Net income (loss) attributable to Viad	$443	$(104,711)	$43,373	$44,597	$63,554

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(3)	$0.01	$(5.28)	$2.08	$2.04	$2.35
Income from discontinued operations attributable to Viad common stockholders(4)	0.01	0.03	0.02	0.10	0.56

Net income (loss) attributable to Viad common stockholders	$0.02	$(5.25)	$2.10	$2.14	$2.91

Weighted-average outstanding and potentially dilutive common shares	20,277	19,960	20,493	20,886	21,805

Basic Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(3)	$0.01	$(5.28)	$2.08	$2.04	$2.36
Income from discontinued operations attributable to Viad common stockholders(4)	0.01	0.03	0.02	0.10	0.57

Net income (loss) attributable to Viad common stockholders	$0.02	$(5.25)	$2.10	$2.14	$2.93

Weighted-average outstanding common shares	19,955	19,960	20,172	20,423	21,333

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16

Balance Sheet Data at Year-End
Total assets	$616,503	$609,186	$729,404	$781,363	$672,564
Total debt and capital lease obligations	9,077	12,788	12,643	14,176	15,042
Total stockholders’ equity	386,711	384,631	467,089	475,829	435,143
Other Data
Adjusted EBITDA(5)	$32,312	$12,793	$104,702	$86,355	$85,820

(1)	2007 amounts include $95.9 million in revenue from Melville which was acquired by Viad on February 1, 2007.

(2)	2008 amounts include $25.4 million in revenue from Becker Group which was acquired by Viad on January 4, 2008.

(3)	Income from continuing operations includes the following items (see Notes 3 and 16 of notes to consolidated financial statements):

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Restructuring charges (recoveries), net of tax	$2,613	$8,677	$317	$835	$(122)
Restructuring charges (recoveries) per diluted share	$0.13	$0.43	$0.02	$0.04	$(0.01)
Impairment losses (recoveries), net of tax	$268	$98,197	$9,405	$(105)	$2,090
Impairment losses (recoveries) per diluted share	$0.01	$4.92	$0.46	$(0.01)	$0.10
Gains on sale of corporate assets, net of tax	$—	$—	$—	$—	$(2,164)
Gains on sale of corporate assets per diluted share	$—	$—	$—	$—	$(0.10)

(4)	The 2010, 2009 and 2008 amounts relate to certain obligations associated with previously sold operations. The 2007 amount primarily represents the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation. The 2006 amount includes $7.4 million (after-tax) related to the reversal of certain liabilities as a result of the expiration of product warranty liabilities associated with a previously sold manufacturing operation. The remaining amounts primarily relate to the favorable resolution of tax and other matters related to previously sold operations.

(5)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of “Non-GAAP Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview:

Viad’s reportable segments consist of Marketing & Events U.S., Marketing & Events International and Travel & Recreation Group.

In July 2009, Viad announced a strategic reorganization to align its brands and operations into two operating groups: the Marketing & Events Group and the Travel & Recreation Group. The operating groups are supported by a Corporate Services Group that centralizes responsibility for various corporate functions. On the close of business on December 31, 2009, substantially all of the domestic operations of the Marketing & Events Group were combined into one legal entity by transferring all of the assets and third party liabilities of Exhibitgroup/Giltspur, a division of Viad Corp, The Becker Group, Ltd. (“Becker Group”) and other related entities into GES Exposition Services, Inc. Furthermore, on February 2, 2010, GES Exposition Services, Inc. changed its name to Global Experience Specialists, Inc. (“GES”). The services that were previously provided under the Company’s brands of “Exhibitgroup/Giltspur” and “Becker Group” are now provided under the “Global Experience Specialists” brand.

Beginning in 2010, the Company changed its reportable segments as a result of the reorganization and consolidation of business units within the Marketing & Events Group. The reportable segments are based on geographical lines of responsibility and reflect the management structure and internal organization of the business. Accordingly, the presentation of segment information for the Marketing & Events Group is based on the redefined segments, and comparable information for earlier periods has been restated to reflect the revised segment structure.

Marketing & Events Group

The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos.

The composition of the Marketing & Events Group’s reportable segments reflects geographical lines of responsibility. The reportable segments are:

1. Marketing & Events U.S. segment includes all domestic GES and affiliated operations, including those services formerly provided under the Exhibitgroup/Giltspur and Becker Group brands. The consolidation of the domestic Marketing & Events Group operations is intended to provide a fully integrated service delivery network through a realigned sales organization, shared infrastructure and facilities, and a common operational platform.

2. Marketing & Events International segment includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Asia). This reporting segment includes the operations of the following companies: GES Exposition Services (Canada) Limited, Melville Exhibition and Event Services Limited and affiliates (collectively “Melville”), SDD Exhibitions Limited and GES GmbH & Co. KG.

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

Financial Highlights

The following 2010 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

—	Total revenues of $844.8 million, an increase of 4.8 percent from 2009 revenues

—	Net income attributable to Viad of $443,000 compared to a loss of $104.7 million in 2009

—	Diluted income per share of $0.02 compared to a loss per share of $5.25 in 2009

—	Viad recorded restructuring charges totaling $4.2 million primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations

—	Income from discontinued operations of $262,000 related to the reversal of certain liabilities associated with previously sold operations

—	Cash and cash equivalents were $145.8 million as of December 31, 2010

—	Debt was $9.1 million as of December 31, 2010

Marketing & Events U.S.

—	Revenues of $571.0 million, as compared to $568.4 million in 2009

—	Segment operating loss of $15.2 million, as compared to $22.1 million in 2009

Marketing & Events International

—	Revenues of $197.8 million, an increase of 14.6 percent from 2009 revenues

—	Segment operating income of $10.1 million compared to $9.2 million in 2009

Travel & Recreation Group

—	Revenues of $88.3 million, an increase of 17.2 percent from 2009 revenues

—	Segment operating income of $19.9 million, as compared to $17.1 million in 2009

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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Viad is as follows:

	2010	2009	2008
	(in thousands)

Adjusted EBITDA	$32,312	$12,793	$104,702
Impairment losses	(302)	(116,863)	(11,231)
Interest expense	(1,835)	(1,690)	(1,757)
Income tax benefit (expense)	(1,742)	28,639	(20,678)
Depreciation and amortization	(28,252)	(28,269)	(28,048)
Income from discontinued operations	262	679	385

Net income (loss) attributable to Viad	$443	$(104,711)	$43,373

The increase in Adjusted EBITDA of $19.5 million from 2009 to 2010 was primarily driven by higher segment operating results at all operating segments and lower restructuring charges. The decrease in Adjusted EBITDA of $91.9 million from 2008 to 2009 was primarily driven by lower segment operating results at all operating segments, restructuring charges and lower interest income, partially offset by lower corporate activities expense.

A reconciliation of income (loss) before impairment losses attributable to Viad to income (loss) from continuing operations attributable to Viad is as follows:

	2010	2009	2008
	(in thousands)

Income (loss) before impairment losses attributable to Viad	$449	$(7,193)	$52,393
Impairment losses, net of tax(1)	(268)	(98,197)	(9,405)

Income (loss) from continuing operations attributable to Viad	$181	$(105,390)	$42,988

(1)	Includes income tax benefits of $34,000, $18.7 million and $1.8 million in 2010, 2009 and 2008, respectively.

Results of Operations:

2010 vs. 2009:

Revenues for 2010 increased 4.8 percent to $844.8 million compared to $805.8 million in 2009. Viad’s income from continuing operations before income taxes was $2.6 million for 2010 compared to a loss of $133.4 million in 2009. Impairment losses for 2010 were $268,000 (after-tax), or $0.01 per diluted share. In 2009, the Company recorded impairment losses of $98.2 million (after-tax), or $4.92 per diluted share, primarily related to goodwill and other intangible assets in the Marketing & Events Group, as well as $2.9 million related to the write down of a non-strategic real estate asset held for sale as of December 31, 2009. Income attributable to Viad before impairment losses for 2010 was $449,000, or $0.02 per diluted share, compared to the 2009 loss attributable to Viad before impairment losses of $7.2 million, or $0.36 per diluted share. Net restructuring charges in 2010 were $4.2 million compared to $14.1 million in 2009, both primarily related to the Marketing & Events Group. The improved results as compared to 2009 were also the result of higher revenues, overhead reductions and productivity improvements driven by the Company’s Lean initiatives.

Net income attributable to Viad for 2010 was $443,000, or $0.02 per diluted share, compared to a loss of $104.7 million, or $5.25 per diluted share, in 2009. These results include income from discontinued operations of $262,000, or $0.01 per diluted share, in 2010 and $679,000, or $0.03 per diluted share, in 2009 relating to obligations associated with previously sold operations.

During 2010, foreign exchange rate variances resulted in increases in revenues and segment operating income of $8.7 million and $1.1 million, respectively, as compared to 2009. Viad conducts its foreign operations primarily in Canada and the

United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effects of foreign exchange rate variances on full year revenues and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted Average		Effect of Rate	Weighted Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2010	2009	(thousands)	2010	2009	(thousands)

Marketing & Events Group:
Canada	$0.97	$0.87	$7,607	$0.98	$0.85	$533
United Kingdom	$1.54	$1.56	$(1,823)	$1.52	$1.49	$52
Travel & Recreation Group:
Canada	$0.96	$0.89	$4,387	$0.94	$0.92	$538

Accordingly, Viad’s full year results were primarily impacted by the strengthening of the Canadian dollar relative to the U.S. dollar. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group.  Revenues for the Marketing & Events U.S. segment were $571.0 million for 2010, up 0.4 percent compared to $568.4 million in 2009. The increase was primarily due to positive show rotation of $15 million in revenue, mostly offset by reductions in brand marketer spending and a base same-show revenue decline of one percent. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 37.1 percent of Marketing & Events U.S. segment revenues in 2010. The 2010 segment operating loss was $15.2 million, compared to a loss of $22.1 million in 2009. The improved operating results were primarily the result of higher revenues, overhead reductions of approximately $10 million versus 2009 and productivity improvements driven by the Company’s Lean initiatives, partially offset by higher accruals for performance-based incentives (which were not significant in 2009) and pricing pressures.

Revenues for the Marketing & Events International segment were $197.8 million for 2010, up 14.6 percent compared to $172.6 million in 2009. Segment operating income was $10.1 million in 2010, compared to $9.2 million in 2009. As discussed above, results in this segment were impacted by exchange rates during 2010, resulting in increases of $4.3 million in revenue and $519,000 in segment operating income, as compared to 2009. Excluding exchange rate variances, 2010 revenues increased by $20.8 million, or 12.1 percent, and operating income increased by $343,000, or 3.7 percent. The increase in revenue primarily resulted from market share gains, improving industry trends, a major project for the 2010 Winter Olympic Games in Canada and positive show rotation of $3 million. The improved operating income was primarily the result of higher revenues, partially offset by performance-based incentives and the reinstatement of full wages after a temporary reduction in 2009.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the second quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the 2010 second quarter and increased by 8.6 percent and 16.6 percent in the 2010 third and fourth quarters, respectively. Excluding the strong growth of a major auto show, the fourth quarter increase in U.S. base same-show revenues was 5.4 percent.

In 2011, management expects U.S. same-show revenues to increase at a mid-single-digit rate. Additionally, management expects show rotation to positively impact full year revenues by approximately $10 million. Foreign currency exchange rate variances are not expected to have a significant impact on full year 2011 results. Management remains focused on improving the profitability of the U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Management expects to record restructuring charges of approximately $500,000 in the first quarter of 2011 as a result of these efforts. Additional charges may be incurred as additional cost structure improvements are made.

The Marketing & Events Group is subject to multiple collective bargaining agreements that affect labor costs, about one-fourth of which expire each year. Although labor relations between the Company and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group.  Revenues for the Travel & Recreation Group segment were $88.3 million, up 17.2 percent compared to 2009 revenues of $75.3 million. Segment operating income was $19.9 million, up 16.6 percent from 2009 operating income of $17.1 million. As discussed above, results in this segment were impacted by exchange rate variances during 2010, resulting in increases of $4.4 million and $538,000 in revenues and segment operating income, respectively, as compared to 2009. Excluding exchange rate variances, 2010 revenues increased by $8.6 million, or 11.4 percent, primarily due to initiatives to capture incremental spend per guest as well as stronger demand for the Company’s tourism services that was partly related to the centennial anniversary of Glacier National Park and the 2010 Winter Olympic and Paralympic Games.

The Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. Management expects 2011 results from the Travel & Recreation Group segment to benefit from improved tourism demand versus 2010. Management anticipates that foreign currency exchange rate variances versus 2010 will not have a significant impact on 2011 results. Additionally, management anticipates lower room revenues at Many Glacier Hotel, a property operated by Glacier Park, Inc., due to planned construction that will reduce the number of rooms available during 2011 as compared to 2010. However, management expects the acquisition of Grouse Mountain Lodge, which is located near Glacier National Park, to more than offset the revenue decline at Many Glacier Hotel. The Company acquired the 145-room Grouse Mountain Lodge on January 5, 2011 for $10.5 million in cash.

During 2010, approximately 73 percent of revenue and 79 percent of segment operating income generated in the Travel & Recreation Group segment was derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, revenue and segment operating income from the Travel & Recreation Group segment.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for six one-year periods and now expires on December 31, 2011. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 70 percent of its 2010 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana and Whitefish, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns its Glacier Park Lodge operations in East Glacier, Montana as well as the Grouse Mountain Lodge in Whitefish, Montana (acquired January 5, 2011). Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a ground lease with the Canadian Government that was recently renewed for a 42-year term running through January 31, 2052. Glacier Park generated approximately 25 percent of the Travel & Recreation Group’s full year 2010 segment operating income.

Corporate Activities.  Corporate activities expense of $6.4 million in 2010 increased from $5.6 million in 2009. This increase was primarily due to higher performance-based compensation expense in 2010 as compared to performance-based compensation expense reversals in 2009, partially offset by lower consulting fees in 2010.

Impairment Losses.  In 2010, Viad recorded impairment losses of $302,000 related to other intangible assets and certain property and equipment at the Travel & Recreation Group. In 2009, Viad recorded impairment losses of $116.9 million, including $112.3 million related to the non-cash write-down of goodwill and other intangible assets at the Marketing & Events Group, $1.7 million related to touring exhibit assets at the Marketing & Events Group and $2.9 million related to the write-down of a non-strategic real estate asset held for sale at the Travel & Recreation Group as of December 31, 2009.

Restructuring Charges.  In 2010, Viad recorded gross restructuring charges of $5.0 million compared to $15.4 million in 2009 primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations. In 2010, Viad also reversed restructuring reserves of $814,000 versus $1.3 million in 2009 primarily related to revisions in estimated sublease income associated with certain leased facilities.

Income Taxes.  The effective tax rate for 2010 was 68.1 percent compared to 21.5 percent for 2009. The relatively high rate for 2010 compared to the statutory rate was due to the write-off of deferred taxes of $1.3 million as a result of recent health care legislation, partially offset by favorable tax resolutions of $514,000. Excluding the effects of these items, the 2010 effective rate was 38.2 percent. The relatively low rate for 2009 compared to the statutory rate was due to the effect of certain nondeductible impairment losses of $26.8 million, partially offset by favorable tax resolutions of $3.5 million. Excluding the effects of these items, the 2009 effective rate was 39.0 percent.

2009 vs. 2008:

Revenues for 2009 decreased 28.1 percent to $805.8 million from $1.1 billion in 2008. Viad’s loss from continuing operations before income taxes was $133.4 million for 2009 compared to income of $64.2 million for 2008. The 2009 loss from continuing operations attributable to Viad was $105.4 million, or $5.28 per diluted share, compared to income of $43.0 million, or $2.08 per diluted share, in 2008. These declines were largely the result of impairment losses of $116.9 million as well as recessionary declines in marketing spending and tourism, negative show rotation revenue of $87 million and a $31 million decline in revenues due to unfavorable exchange rate variances. The 2009 impairment losses primarily related to goodwill and other intangible assets in the Marketing & Events Group, as well as $2.9 million related to the write down of a non-strategic real estate asset held for sale as of December 31, 2009. Impairment losses were $11.2 million in 2008, primarily related to goodwill and other intangible assets in the Marketing & Events Group. The 2009 loss attributable to Viad before impairment losses was $7.2 million, or $0.36 per diluted share, compared to income attributable to Viad before impairment losses of $52.4 million, or $2.56 per diluted share, in 2008.

The net loss attributable to Viad for 2009 was $104.7 million, or $5.25 per diluted share, compared to net income of $43.4 million, or $2.10 per diluted share, for 2008. These results include income from discontinued operations of $679,000, or $0.03 per diluted share, in 2009 and $385,000, or $0.02 per diluted share in 2008, relating to obligations associated with previously sold operations.

During 2009, foreign exchange rate variances resulted in a decrease of $30.8 million in revenues and $3.4 million in segment operating income as compared to 2008. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effects of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2009	2008	(thousands)	2009	2008	(thousands)

Marketing & Events Group:
Canada	$0.87	$0.95	$(4,325)	$0.85	$0.96	$(198)
United Kingdom	$1.56	$1.90	$(21,133)	$1.49	$1.92	$(2,363)
Travel & Recreation Group:
Canada	$0.89	$0.96	$(4,018)	$0.92	$0.98	$(956)

Accordingly, Viad’s 2009 results were impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar.

Marketing & Events Group.  Revenues for the Marketing & Events U.S. segment were $568.4 million for 2009, down 30.8 percent compared to $821.5 million in 2008. Segment operating loss was $22.1 million in 2009 compared to segment operating income of $41.5 million in 2008. These declines resulted primarily from a significant reduction in exhibition marketing spending, as well as show rotation that negatively impacted revenue by $87 million versus 2008. Marketing & Events U.S. base same-show revenues declined 22.5 percent in 2009. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 38.0 percent of Marketing & Events U.S. revenues in 2009. Additionally, the declines versus 2008 reflect lower sales of holiday-themed events and experiences and retail merchandising units as shopping center clients reduced spending in response to the recession.

Revenues for the Marketing & Events International segment were $172.6 million for 2009, down 23.6 percent compared to $225.9 million in 2008. Segment operating income was $9.2 million in 2009, compared to $18.5 million in 2008. As discussed above, results in this segment were impacted by exchange rate variances during 2009, resulting in decreases of $26.7 million in revenue and $2.5 million in segment operating income, as compared to 2008. Excluding exchange rate variances, 2009 revenues decreased by $26.5 million, or 11.7 percent, primarily due to a significant reduction in exhibition marketing spending.

During 2009, Viad revised downward its forecast for future revenues and earnings in the Marketing & Events Group based on continued declines in exhibition marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed an impairment evaluation of goodwill, other intangible assets and certain other long-lived assets. As a result of the evaluation, Viad recorded aggregate impairment losses of $114.0 million primarily related to goodwill and other intangible assets.

In anticipation of revenue pressures in 2009, management began taking actions to reduce overhead costs during early 2008. Through continued efforts in this area, management realized a 2009 full year reduction in overhead costs (including performance-

based incentives) of approximately $41 million in the Marketing & Events Group as compared to 2008. These savings were realized in part by the strategic reorganization announced in July 2009, which included the consolidation of the GES, Exhibitgroup/Giltspur and Becker Group businesses into the Marketing & Events Group. Primarily as a result of the strategic reorganization, Viad recorded restructuring charges of $14.6 million during 2009 related to the Marketing & Events Group. In addition, Viad also reversed restructuring reserves of $1.3 million primarily related to revisions in estimated sublease income associated with certain leased facilities.

Travel & Recreation Group.  Revenues of the Travel & Recreation Group segment were $75.3 million in 2009, a decrease of 13.1 percent from $86.6 million in 2008. Segment operating income was $17.1 million in 2009 compared to $22.0 million in 2008. Operating margins were 22.7 percent in 2009 compared to 25.4 percent in 2008. As discussed above, results in this segment were impacted by exchange rate variances during 2009, resulting in decreases of $4.0 million and $956,000 in revenues and segment operating income, respectively, as compared to 2008. Excluding exchange rate variances, 2009 revenues decreased by $7.3 million, or 8.4 percent, due to reduced tourism demand resulting from global economic weakness.

During 2009, the Travel & Recreation Group commenced a plan to sell a non-strategic real estate asset, which consists of land, building and related improvements, and which was expected to be sold within one year. Accordingly, the value of this asset was remeasured based on the estimated fair value, less costs to sell. As a result of the remeasurement, the Company recorded an impairment loss of $2.9 million. Furthermore, the recorded value of this asset of $14.0 million was reclassified and presented under the caption “Asset held for sale” in Viad’s consolidated balance sheets as of December 31, 2009. Viad completed the sale of this asset in the first quarter of 2010.

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

Impairment Losses.  In 2009, Viad recorded impairment losses of $116.9 million, including $112.3 million primarily related to the non-cash write-down of goodwill and other intangible assets at the Marketing & Events Group, $1.7 million related to touring exhibit assets at the Marketing & Events Group and $2.9 million related to the write-down of a non-strategic real estate asset held for sale as of December 31, 2009 at the Travel & Recreation Group. In 2008, Viad recorded impairment losses of $11.2 million, including $10.2 million related to goodwill and other intangible assets and $1.0 million related to a touring exhibit asset at the Marketing & Events Group.

Restructuring Charges.  In 2009, Viad recorded restructuring charges of $15.4 million primarily related to reorganization activities, including facility consolidations. In 2008, Viad recorded restructuring charges of $647,000 primarily related to corporate office expenses, including the elimination of certain positions. In 2009 and 2008, Viad also reversed restructuring reserves of $1.3 million and $141,000, respectively, primarily related to revisions in estimated sublease income associated with certain leased facilities.

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

Liquidity and Capital Resources:

Cash and cash equivalents were $145.8 million as of December 31, 2010 as compared to $116.3 million as of December 31, 2009, with the increase primarily due to cash flow from operations, partially offset by share repurchases. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

Viad’s total debt as of December 31, 2010 was $9.1 million compared to $12.8 million as of December 31, 2009. The debt-to-capital ratio was 0.023 to 1 as of December 31, 2010 compared with 0.032 to 1 as of December 31, 2009. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

Effective November 20, 2009, Viad amended its secured revolving credit agreement (the “Credit Facility”) to ensure that the Company continued to meet its obligations under the Credit Facility given the current economic environment. The amended Credit Facility provides for a $75 million revolving line of credit, which was lowered from $150 million, and may be increased up to an additional $50 million under certain circumstances. The Credit Facility borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. Viad is in discussions with its agent bank on the renewal of the Credit Facility, and expects to have a Credit Facility in place before its June 15, 2011 expiration.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.375 percent annually. As of December 31, 2010, Viad had $65.9 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $4.5 million (indexed to LIBOR) and issued letters of credit of $4.6 million. As part of the amendment, Viad’s financial covenants were revised to include a fixed-charge coverage ratio of not less than 1.00 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of December 31, 2010, the fixed-charge coverage and leverage ratios were 1.29 to 1 and 0.71 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the Credit Facility term. As of December 31, 2010, Viad was in compliance with all covenants.

As of December 31, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2010 would be $36.3 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Capital expenditures for 2010 totaled $17.0 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and equipment at the Travel & Recreation Group. Capital expenditures for 2009 totaled $21.3 million and primarily related to the purchase of equipment, information systems and related costs and exhibit costs at the Marketing & Events U.S. segment.

In March 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs). The asset was previously held in the Travel & Recreation Group and was classified on Viad’s consolidated balance sheets under the caption “Asset held for sale” as of December 31, 2009.

On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. Grouse Mountain Lodge is a 145-room, four-season resort hotel located in Whitefish, Montana, and will be operated by Glacier Park within Viad’s Travel & Recreation Group segment.

In September 2010, Viad announced its intent to repurchase up to an additional 500,000 shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 160,681 shares available for repurchase pursuant to previously announced authorizations. Viad purchased 356,300 shares for $6.3 million during 2010, with 304,381 shares remaining for repurchase. Additionally, during 2010, 2009 and 2008, the Company repurchased 28,407 shares for $573,000, 72,294 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.

Viad exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. During 2009, Viad paid certain foreign income tax reassessments of $4.9 million and received tax refunds of $1.9 million pursuant to a joint settlement with certain Canadian taxing jurisdictions. During 2010, Viad received income tax refunds of $5.6 million related to carryback claims associated with 2009 operating losses.

The following table presents Viad’s contractual obligations as of December 31, 2010:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Long-term debt, including current portion	$4,461	$4,461	$—	$—	$—
Capital lease obligations	4,616	2,178	2,375	63	—
Operating leases	76,069	21,434	26,198	15,828	12,609
Estimated interest payments(1)	460	272	170	18	—
Pension and postretirement benefits(2)	38,647	3,507	7,539	7,849	19,752
Purchase obligations(3)	27,315	12,962	13,038	1,208	107

Total contractual cash obligations(4)	$151,568	$44,814	$49,320	$24,966	$32,468

(1)	Interest payments on capital lease obligations only. Interest payments on variable rate debt (the Credit Facility, as described in Note 9 of notes to consolidated financial statements) are indexed to LIBOR and are excluded from the table.

(2)	Estimated contributions related to multi-employer benefit plans are excluded from the table above. See Note 15 of notes to consolidated financial statements for disclosures regarding those obligations.

(3)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to product licenses, consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(4)	Aggregate liabilities associated with uncertain tax positions of $1.1 million (including interest and penalties) are excluded from the table above as the timing and amounts of future cash outflows are highly uncertain.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2010 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of December 31, 2010, there was a remaining environmental remediation liability of $6.1 million related to previously sold operations of which $1.1 million is included in the consolidated balance sheets under the caption “Other current liabilities” and $5.0 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2010, 2009 and 2008 totaled $15.3 million, $15.7 million and $21.9 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Off-Balance Sheet Arrangements:

Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements and related notes. See Notes 9, 17 and 18 of notes to consolidated financial statements.

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

Goodwill — Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level or at the component level of an operating segment, depending on various factors including: the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets among components and the benefits and likely recoverability of goodwill by the component’s operations.

As of December 31, 2010, Viad had total goodwill of $127.4 million consisting of $85.1 million related to the Marketing & Events Group and $42.3 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $22.4 million to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of December 31, 2010, the amount of goodwill assigned to the reporting units in the United Kingdom (Melville) and Canada was $13.3 million and $9.1 million, respectively. Also, as of December 31, 2010, the Brewster operating segment (within the Travel & Recreation Group) had goodwill of $42.3 million. Brewster is considered a reporting unit for goodwill impairment testing purposes.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of December 31, 2010, Viad had aggregate goodwill of $127.4 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2010, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 80 percent, 69 percent and 69 percent, respectively, for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 50 percent as of the most recent impairment test. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment. See “Results of Operations” above and Note 3 of notes to consolidated financial statements for a discussion of goodwill impairment losses recorded during 2009 and 2008.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2010 and 2009, Viad had gross deferred tax assets of $67.1 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

During 2010 and 2009, Viad recorded pre-tax losses from its operations in the United States. The Company considered the negative evidence of these domestic pre-tax operating losses on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses in 2009. As of December 31, 2010 and 2009, Viad had a valuation allowance of $411,000 and $162,000, respectively, related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In light of the Company’s recent domestic operating losses, and the continued uncertainties in the current economic environment, it is possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2010 and 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of December 31, 2010 and 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $146,000 and $407,000, respectively.

During 2010, 2009 and 2008, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $514,000, $3.5 million and $5.7 million, respectively. These tax resolutions primarily represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2010 and 2009. In addition, as of December 31, 2010 and 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $351,000 and $313,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.6 million as of December 31, 2010. Of this total, $16.2 million related to workers’ compensation liabilities and the remaining $6.4 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $7.5 million as of December 31, 2010, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.8 million, $6.7 million and $8.3 million in 2010, 2009 and 2008, respectively.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.6 million to its funded pension plans and $943,000 to its unfunded pension plans in 2011.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $500,000 to the plans in 2011.

The assumed health care cost trend rate used in measuring the December 31, 2010 accumulated postretirement benefit obligation was nine and one-half percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2009 accumulated postretirement benefit obligation was ten percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2010 by approximately $1.6 million and the total of service and interest cost components by approximately $124,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2010 by approximately $1.4 million and the total of service and interest cost components by approximately $104,000.

The weighted-average assumptions used to determine the postretirement benefit obligations as of December 31 were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2010	2009	2010	2009	2010	2009	2010	2009

Discount rate	5.45%	5.90%	5.10%	5.70%	5.10%	5.60%	5.10%	5.60%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2010	2009	2010	2009	2010	2009	2010	2009

Discount rate	5.90%	6.90%	5.70%	6.90%	5.60%	6.90%	5.60%	7.00%
Expected return on plan assets	6.35%	6.35%	N/A	N/A	6.10%	6.10%	5.75%	6.50%

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. See Note 15 of notes to consolidated financial statements.

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

Share-based compensation expense recognized in the consolidated financial statements in 2010, 2009 and 2008 was $3.5 million, $3.1 million and $6.2 million, respectively. Furthermore, the total tax benefits related to such costs were $1.2 million, $1.1 million and $2.3 million in 2010, 2009 and 2008, respectively. No share-based compensation costs were capitalized during 2010, 2009 or 2008.

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

Impact of Recent Accounting Pronouncements:

For a description of recently adopted and issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 1 of notes to consolidated financial statements.

Forward-Looking Statements:

As provided by the safe harbor provision under the “Private Securities Litigation Reform Act of 1995,” Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, any deterioration in the economy and other risks discussed in Item 1A., “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this Annual Report.

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

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $39.0 million and $31.3 million as of December 31, 2010 and 2009, respectively. During 2010 and 2009, unrealized foreign currency translation gains of $7.7 million and $25.1 million, respectively, were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period to period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s Canadian and United Kingdom operations:

	Weighted Average		Effect of Rate	Weighted Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2010	2009	(thousands)	2009	2008	(thousands)

Canadian Operations:
Marketing & Events Group	$0.98	$0.85	$533	$0.85	$0.96	$(198)
Travel & Recreation Group	$0.94	$0.92	$538	$0.92	$0.98	$(956)
United Kingdom Operations:
Marketing & Events Group	$1.52	$1.49	$52	$1.49	$1.92	$(2,363)

As the Canadian operations generated aggregate operating income in 2010, Viad’s segment operating income has been favorably impacted by $1.1 million from the strengthening of the Canadian dollar relative to the U.S. dollar. A hypothetical change of ten percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $1.9 million. As the United Kingdom operations generated aggregate operating income in 2010, Viad’s segment operating income has been favorably impacted by $52,000 from the strengthening of the British pound relative to the U.S. dollar. A hypothetical change of ten percent in the British pound exchange rate would have resulted in a change to operating income of approximately $656,000.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2010 and 2009, Viad did not have any significant foreign currency forward contracts outstanding.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of December 31, 2010 Viad had variable rate debt outstanding of $4.5 million under the Credit Facility. Interest payments related to Viad’s variable rate debt outstanding are indexed to LIBOR. Assuming a hypothetical adverse change in short term interest rates of 50 and 100 basis points, Viad’s 2010 income from continuing operations before income taxes would have been lower by approximately $200,000 and $230,000, respectively. See Note 9 of notes to consolidated financial statements.

Viad’s subsidiaries have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2010 or 2009.

Item 8.	Financial Statements and Supplementary Data.

Refer to Index to Financial Statements on page 35 for required information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2010, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 17, 2011, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” on page 10 of this Annual Report.

Viad has adopted a Code of Ethics for all directors, officers and employees of the Company and its subsidiaries. A copy of the Company’s Code of Ethics is available at Viad’s website at www.viad.com/pdf/corpgovernance/CodeofEthics.pdf and is also available without charge to any shareholder upon request by writing to: Viad Corp, 1850 North Central Avenue, Suite 800, Phoenix, Arizona 85004-4545, Attention: Corporate Secretary.

Item 11.	Executive Compensation.

Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 17, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 17, 2011, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding director independence, and certain relationships and related transactions, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 17, 2011, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 17, 2011, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.	The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

2. The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report.

(b)	Exhibits

See Exhibit Index.

(c)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 4th day of March, 2011.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 4, 2011	By: /s/ Paul B. Dykstra Paul B. Dykstra Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: March 4, 2011	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Chief Financial Officer

Principal Accounting Officer

Date: March 4, 2011	By: /s/ G. Michael Latta G. Michael Latta Chief Accounting Officer-Controller

Directors
Wayne G. Allcott Daniel Boggan Jr. Isabella Cunningham Richard H. Dozer Jess Hay Robert C. Krueger Robert E. Munzenrider Albert M. Teplin

Date: March 4, 2011	By: /s/ Ellen M. Ingersoll Ellen M. Ingersoll Attorney-in-Fact

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Viad Corp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

—	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2010, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on page 34 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Viad Corp
Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 4, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche llp
Deloitte & Touche LLP

Phoenix, Arizona
March 4, 2011

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$145,841	$116,342
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $3,892, respectively	47,187	44,767
Inventories	38,670	44,818
Deferred income taxes	22,057	20,150
Asset held for sale	—	13,982
Other current assets	17,160	21,476

Total current assets	270,915	261,535
Property and equipment, net	149,346	155,000
Other investments and assets	31,363	29,069
Deferred income taxes	35,875	35,951
Goodwill	127,441	124,931
Other intangible assets, net	1,563	2,700

Total Assets	$616,503	$609,186

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,933	$41,509
Other current liabilities	96,749	85,077
Current portion of long-term debt and capital lease obligations	6,639	4,301

Total current liabilities	151,321	130,887
Long-term debt and capital lease obligations	2,438	8,487
Pension and postretirement benefits	33,008	32,767
Other deferred items and liabilities	43,025	52,414

Total liabilities	229,792	224,555

Commitments and contingencies (Notes 17 and 18)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	606,902	606,038
Retained deficit	(19,229)	(16,405)
Unearned employee benefits and other	(4,433)	(5,954)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	282	154
Cumulative foreign currency translation adjustments	38,979	31,283
Unrecognized net actuarial loss and prior service credit	(10,410)	(8,385)
Common stock in treasury, at cost, 4,710,988 and 4,379,125 shares, respectively	(270,534)	(266,618)

Total Viad Corp stockholders’ equity	378,959	377,515
Noncontrolling interest	7,752	7,116

Total stockholders’ equity	386,711	384,631

Total Liabilities and Stockholders’ Equity	$616,503	$609,186

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Revenues:
Convention and event services	$590,444	$582,969	$804,546
Exhibits and environments	166,040	147,533	229,694
Travel and recreation services	88,277	75,302	86,621

Total revenues	844,761	805,804	1,120,861

Costs and expenses:
Costs of services	656,315	636,249	814,214
Costs of products sold	173,690	165,367	224,645
Corporate activities	6,422	5,607	7,534
Interest income	(584)	(579)	(3,242)
Interest expense	1,835	1,690	1,757
Restructuring charges	4,222	14,054	506
Goodwill impairment losses	—	98,304	6,500
Intangible asset impairment losses	185	14,005	3,731
Other impairment losses	117	4,554	1,000

Total costs and expenses	842,202	939,251	1,056,645

Income (loss) from continuing operations before income taxes	2,559	(133,447)	64,216
Income tax expense (benefit)	1,742	(28,639)	20,678

Income (loss) from continuing operations	817	(104,808)	43,538
Income from discontinued operations	262	679	385

Net income (loss)	1,079	(104,129)	43,923
Net income attributable to noncontrolling interest	(636)	(582)	(550)

Net income (loss) attributable to Viad	$443	$(104,711)	$43,373

Diluted income (loss) per common share
Income (loss) from continuing operations attributable to Viad common stockholders	$0.01	$(5.28)	$2.08
Income from discontinued operations attributable to Viad common stockholders	0.01	0.03	0.02

Net income (loss) attributable to Viad common stockholders	$0.02	$(5.25)	$2.10

Weighted-average outstanding and potentially dilutive common shares	20,277	19,960	20,493

Basic income (loss) per common share
Income (loss) from continuing operations attributable to Viad common stockholders	$0.01	$(5.28)	$2.08
Income from discontinued operations attributable to Viad common stockholders	0.01	0.03	0.02

Net income (loss) attributable to Viad common stockholders	$0.02	$(5.25)	$2.10

Weighted-average outstanding common shares	19,955	19,960	20,172

Dividends declared per common share	$0.16	$0.16	$0.16

Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$181	$(105,390)	$42,988
Income from discontinued operations	262	679	385

Net income (loss)	$443	$(104,711)	$43,373

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net income (loss)	$1,079	$(104,129)	$43,923

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Holding gains (losses) arising during the period, net of tax expense (benefit) of $82, $137 and $(347)	128	216	(543)
Unrealized foreign currency translation adjustments	7,696	25,050	(41,672)
Pension and postretirement benefit plans:
Amortization of net actuarial loss, net of tax expense (benefit) of $1,433, $(2,859) and $(755)	(2,109)	(4,164)	(1,219)
Amortization of prior service credit, net of tax expense (benefit) of $17, $(353) and $(483)	84	(548)	(757)

Total other comprehensive income (loss)	5,799	20,554	(44,191)

Comprehensive income (loss)	6,878	(83,575)	(268)
Comprehensive income attributable to noncontrolling interest	(636)	(582)	(550)

Comprehensive income (loss) attributable to Viad	$6,242	$(84,157)	$(818)

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cash flows from operating activities
Net income (loss)	$1,079	$(104,129)	$43,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,252	28,269	28,048
Deferred income taxes	744	(8,349)	6,267
Income from discontinued operations	(262)	(679)	(385)
Restructuring charges	4,222	14,054	506
Impairment charges	302	116,863	11,231
Losses (gains) on dispositions of property and other assets	45	(18)	(77)
Share-based compensation expense	3,518	3,093	6,246
Excess tax benefit from share-based compensation arrangements	(27)	—	(361)
Other non-cash items, net	4,580	6,714	4,570
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(3,042)	5,834	(420)
Inventories	6,148	7,493	1,381
Accounts payable	4,637	(15,623)	(10,416)
Restructuring liabilities	(6,718)	(7,587)	(2,434)
Accrued compensation	6,966	(17,620)	(8,292)
Customer deposits	2,000	(1,600)	(4,713)
Income taxes payable	(1,264)	(4,660)	(6,110)
Other assets and liabilities, net	(7,897)	(28,302)	(3,357)

Net cash provided by (used in) operating activities	43,283	(6,247)	65,607

Cash flows from investing activities
Capital expenditures	(17,040)	(21,315)	(39,046)
Proceeds from dispositions of property and other assets	14,753	76	281
Acquisition of businesses, net of cash acquired	—	—	(23,334)
Proceeds from sale of short-term investments	—	—	3,980

Net cash used in investing activities	(2,287)	(21,239)	(58,119)

Cash flows from financing activities
Payments on debt and capital lease obligations	(4,900)	(3,715)	(2,679)
Dividends paid on common stock	(3,275)	(3,292)	(3,302)
Common stock purchased for treasury	(6,906)	(1,233)	(17,353)
Debt issuance costs	—	(277)	—
Excess tax benefits from share-based compensation arrangements	27	—	361
Proceeds from exercise of stock options	593	—	3,759

Net cash used in financing activities	(14,461)	(8,517)	(19,214)

Effect of exchange rate changes on cash and cash equivalents	2,964	4,305	(5,303)

Net change in cash and cash equivalents	29,499	(31,698)	(17,029)
Cash and cash equivalents, beginning of year	116,342	148,040	165,069

Cash and cash equivalents, end of year	$145,841	$116,342	$148,040

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$7,931	$10,158	$18,125

Interest	$1,131	$1,309	$1,323

Equipment acquired under capital leases	$963	$3,511	$1,042

See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
			Retained	Employee	Other	Common	Total	Non-	Total
	Common	Additional	Earnings	Benefits	Comprehensive	Stock in	Viad	Controlling	Stockholders’
	Stock	Capital	(Deficit)	and Other	Income	Treasury	Equity	Interest	Equity
	(in thousands)

Balance, January 1, 2008	$37,402	$635,099	$51,445	$(8,754)	$46,689	$(292,036)	$469,845	$5,984	$475,829
Net income	—	—	43,373	—	—	—	43,373	550	43,923
Dividends on common stock	—	—	(3,302)	—	—	—	(3,302)	—	(3,302)
Common stock purchased for treasury	—	—	—	—	—	(17,353)	(17,353)	—	(17,353)
Employee benefit plans	—	(18,226)	—	—	—	22,586	4,360	—	4,360
ESOP allocation adjustment	—	—	—	1,000	—	—	1,000	—	1,000
Share-based compensation — equity awards	—	6,219	—	—	—	—	6,219	—	6,219
Tax benefits from share-based compensation	—	562	—	—	—	—	562	—	562
Unrealized foreign currency translation adjustment	—	—	—	—	(41,672)	—	(41,672)	—	(41,672)
Unrealized loss on investments	—	—	—	—	(543)	—	(543)	—	(543)
Amortization of prior service credit	—	—	—	—	(757)	—	(757)	—	(757)
Amortization of net actuarial loss	—	—	—	—	(1,219)	—	(1,219)	—	(1,219)
ASC Topic 715 transition adjustment	—	—	(10)	—	—	—	(10)	—	(10)
Other, net	—	127	52	(127)	—	—	52	—	52

Balance, December 31, 2008	37,402	623,781	91,558	(7,881)	2,498	(286,803)	460,555	6,534	467,089
Net income (loss)	—	—	(104,711)	—	—	—	(104,711)	582	(104,129)
Dividends on common stock	—	—	(3,292)	—	—	—	(3,292)	—	(3,292)
Common stock purchased for treasury	—	—	—	—	—	(1,233)	(1,233)	—	(1,233)
Employee benefit plans	—	(21,398)	—	(30)	—	21,398	(30)	—	(30)
ESOP allocation adjustment	—	—	—	1,964	—	—	1,964	—	1,964
Share-based compensation — equity awards	—	4,899	—	—	—	—	4,899	—	4,899
Tax deficiencies from share-based compensation	—	(1,251)	—	—	—	—	(1,251)	—	(1,251)
Unrealized foreign currency translation adjustment	—	—	—	—	25,050	—	25,050	—	25,050
Unrealized gain on investments	—	—	—	—	216	—	216	—	216
Amortization of prior service credit	—	—	—	—	(548)	—	(548)	—	(548)
Amortization of net actuarial loss	—	—	—	—	(4,164)	—	(4,164)	—	(4,164)
Other, net	—	7	40	(7)	—	20	60	—	60

Balance, December 31, 2009	37,402	606,038	(16,405)	(5,954)	23,052	(266,618)	377,515	7,116	384,631
Net income	—	—	443	—	—	—	443	636	1,079
Dividends on common stock	—	—	(3,275)	—	—	—	(3,275)	—	(3,275)
Common stock purchased for treasury	—	—	—	—	—	(6,905)	(6,905)	—	(6,905)
Employee benefit plans	—	(2,397)	—	—	—	2,989	592	—	592
ESOP allocation adjustment	—	—	—	1,518	—	—	1,518	—	1,518
Share-based compensation — equity awards	—	3,785	—	—	—	—	3,785	—	3,785
Tax deficiencies from share-based compensation	—	(524)	—	—	—	—	(524)	—	(524)
Unrealized foreign currency translation adjustment	—	—	—	—	7,696	—	7,696	—	7,696
Unrealized gain on investments	—	—	—	—	128	—	128	—	128
Amortization of prior service credit	—	—	—	—	84	—	84	—	84
Amortization of net actuarial loss	—	—	—	—	(2,109)	—	(2,109)	—	(2,109)
Other, net	—	—	8	3	—	—	11	—	11

Balance, December 31, 2010	$37,402	$606,902	$(19,229)	$(4,433)	$28,851	$(270,534)	$378,959	$7,752	$386,711

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Nature of Business

Viad’s reportable segments consist of Marketing & Events U.S., Marketing & Events International and Travel & Recreation Group. As discussed below, the Company changed its reportable segments related to the Marketing & Events Group during the first quarter of 2010. The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Glacier Park is an 80 percent owned subsidiary of Viad.

In July 2009, Viad announced a strategic reorganization to align its brands and operations into two operating groups: the Marketing & Events Group and the Travel & Recreation Group. The operating groups are supported by a Corporate Services Group that centralizes responsibility for various corporate functions. On the close of business on December 31, 2009, substantially all of the domestic operations of the Marketing & Events Group were combined into one legal entity by transferring all of the assets and third party liabilities of Exhibitgroup/Giltspur, a division of Viad, The Becker Group, Ltd. (“Becker Group”) and other related entities into GES Exposition Services, Inc. Furthermore, on February 2, 2010, GES Exposition Services, Inc. changed its name to Global Experience Specialists, Inc. (“GES”). The services that were previously provided under the Company’s “Exhibitgroup/Giltspur” and “Becker Group” brands are now provided under the “Global Experience Specialists” brand.

Beginning in 2010, the Company changed its reportable segments as a result of the reorganization and consolidation of business units within the Marketing & Events Group. The reportable segments are based on geographical lines of responsibility and reflect the management structure and internal organization of the business. Accordingly, the presentation of segment information for the Marketing & Events Group is based on the redefined segments, and comparable information for earlier periods has been restated to reflect the revised segment structure.

Marketing & Events Group

The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums, leading consumer brands and casinos.

The composition of the Marketing & Events Group’s reportable segments reflects geographical lines of responsibility. The reportable segments are:

1. Marketing & Events U.S. segment includes all domestic GES and affiliated operations, including those services formerly provided under the Exhibitgroup/Giltspur and Becker Group brands. The consolidation of the domestic Marketing & Events Group operations is intended to provide a fully integrated service delivery network through a realigned sales organization, shared infrastructure and facilities, and a common operational platform.

2. Marketing & Events International segment includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East, Asia). This reporting segment includes the operations of the following companies: GES Exposition Services (Canada) Limited, Melville Exhibition and Event Services Limited and affiliates (collectively “Melville”), SDD Exhibitions Limited and GES GmbH & Co. KG.

Travel & Recreation Group

Travel and recreation services are provided by Brewster and Glacier Park.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

—	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

—	Estimated fair value of intangible assets with indefinite lives, for purposes of impairment testing;

—	Estimated allowances for uncollectible accounts receivable;

—	Estimated provisions for income taxes, including uncertain tax positions;

—	Estimated valuation allowances related to deferred tax assets;

—	Estimated liabilities for losses related to self-insured liability claims;

—	Estimated liabilities for losses related to environmental remediation obligations;

—	Estimated sublease income associated with restructuring liabilities;

—	Assumptions used to measure pension and postretirement benefit costs and obligations;

—	Assumptions used to determine share-based compensation costs under the fair value method; and

—	Allocation of purchase price of acquired businesses.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Viad reviews the carrying values of its incentive and other upfront payments for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Incentive and other upfront payments which subsequently become refundable are recorded as accounts receivable and evaluated for collectability in accordance with Viad’s credit policies.

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

Foreign Currency Translation.  Viad conducts its foreign operations primarily in Canada and the United Kingdom, and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets. In addition, for purposes of consolidation, the revenues, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period.

Revenue Recognition.  Viad’s revenue recognition policies are as follows:

Viad recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectability is reasonably assured. GES derives revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction, refurbishment of exhibit booths and holiday themed environments. Service revenue is recognized at the time services are performed. Exhibits and environments revenue is generally accounted for using the completed-contract method as contracts are typically completed within three months of contract signing. The Travel & Recreation Group generates revenues through its attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.

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

Income Per Common Share.  Viad funds its matching contributions to employees’ 401(k) accounts through the Company’s leveraged Employee Stock Ownership Plan (“ESOP”) feature of the Company’s 401(k) defined contribution plan. ESOP shares are treated as outstanding for income per share calculations.

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

In October 2009, the FASB issued new guidance related to revenue arrangements with multiple deliverables, which is codified in ASC Topic 605. This guidance changes the requirements for establishing separate units of accounting for multiple-deliverable revenue arrangements and requires revenue to be allocated to each deliverable based on the relative selling price. The new guidance is effective prospectively for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010, with early adoption permitted provided that the guidance is retrospectively applied to the beginning of the period of adoption. Viad will adopt the provisions of this guidance in the first quarter of 2011. The adoption of this guidance is not expected to have a material impact on Viad’s financial position or results of operations.

In December 2010, the FASB issued new guidance related to goodwill impairment testing, which is codified in ASC Topic 350. This guidance modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making this assessment, entities should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Accordingly, Viad will adopt the provisions of this guidance in the first quarter of 2011, which is not expected to have a material impact on Viad’s financial position or results of operations.

In December 2010, the FASB issued new guidance related to the disclosure of supplemental pro forma information related to business combinations, which is codified in ASC Topic 805. This guidance specifies that if any entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Accordingly, Viad will adopt the provisions of this disclosure-only guidance in the first quarter of 2011, which will not impact Viad’s financial position or results of operations.

Note 2.	Share-Based Compensation

Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. As of December 31, 2010, there were 1,023,024 total shares available for grant under the 2007 Plan. Viad issues shares related to its share-based compensation awards from shares held in treasury.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes share-based compensation expense:

	2010	2009	2008
	(in thousands)

Stock options	$447	$469	$1,317
Restricted stock/PBRS	2,821	3,583	4,902
Restricted stock units/PBRS units	253	151	—
Performance units	(3)	(1,110)	27

Total share-based compensation before income tax benefit	3,518	3,093	6,246
Income tax benefit	(1,225)	(1,125)	(2,344)

Total share-based compensation, net of income tax benefit	$2,293	$1,968	$3,902

In addition, $519,000 and $767,000 of costs associated with share-based compensation were included in restructuring expense in 2010 and 2009, respectively. No share-based compensation costs were capitalized during 2010, 2009 or 2008.

In 2010 and 2009, Viad granted shares of restricted stock with a five year vesting period to certain individuals where 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates. All other restricted stock awards were for a three year period.

The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Balance at January 1, 2008	345,800	$32.40	91,912	$32.85
Granted	104,385	33.79	55,000	33.84
Vested	(86,600)	26.30	(52,084)	30.79
Forfeited	(5,300)	34.70	—	—

Balance at December 31, 2008	358,285	34.25	94,828	34.56
Granted	234,333	15.56	164,200	15.36
Vested	(189,462)	31.48	(46,701)	34.21
Forfeited	(12,346)	27.81	(37,400)	15.19

Balance at December 31, 2009	390,810	24.59	174,927	20.77
Granted	157,900	19.30	—	—
Vested	(65,961)	34.42	(29,547)	35.31
Cancelled	—	—	(126,550)	15.36
Forfeited	(4,250)	22.55	—	—

Balance at December 31, 2010	478,499	21.51	18,830	33.02

The grant date fair value of restricted stock that vested during 2010, 2009 and 2008 was $2.3 million, $6.0 million and $2.3 million, respectively. As of December 31, 2010, the total unrecognized costs related to non-vested restricted stock awards granted was $3.0 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.0 years. The grant date fair value of PBRS that vested during 2010, 2009 and 2008 was $1.0 million, $1.6 million and $1.6 million, respectively. As of December 31, 2010, the total unrecognized costs related to non-vested PBRS awards granted was $1,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of less than one year. During 2010, 126,550 shares of PBRS were cancelled as the performance conditions related to those shares were not achieved.

During 2010, 2009 and 2008, the Company repurchased 28,407 shares for $573,000, 72,294 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Viad also grants restricted stock unit and PBRS unit liability awards to key employees at certain of the Company’s Canadian operations. The aggregate liability is recorded at estimated fair value and is remeasured on each balance sheet date. A portion of the 2009 PBRS unit award vested effective December 31, 2009 and a cash payout of $37,000 was distributed in March 2010. During 2010, 8,028 PBRS units were cancelled as the performance conditions related to those units were not achieved. As of December 31, 2010 and 2009, Viad had liabilities recorded of $407,000 and $151,000, respectively, related to these awards.

The following table summarizes restricted stock unit and PBRS unit activity:

	Restricted Stock Units		PBRS Units
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value

Balance at January 1, 2009	—	$—	—	$—
Granted	13,700	15.36	13,900	15.36

Balance at December 31, 2009	13,700	15.36	13,900	15.36
Granted	12,350	19.20	—	—
Vested	—	—	(1,958)	15.36
Cancelled	—	—	(8,028)	15.36

Balance at December 31, 2010	26,050	17.18	3,914	15.36

During 2008, Viad granted awards of units under the performance unit incentive plan (“PUP”) to key employees of 102,960 units. As of December 31, 2009, Viad had a liability recorded of $23,000 related to the PUP awards. There was no PUP liability recorded as of December 31, 2010. The PUP award for the 2007-2009 period vested effective December 31, 2009 and a payout of $19,000 was distributed in March 2010. The PUP award for the 2006-2008 period vested effective December 31, 2008 and a payout of $1.8 million was distributed in March 2009. The PUP award for the 2005-2007 period vested effective December 31, 2007 and a payout of $6.7 million was distributed in March 2008. No PUP awards were granted in 2010 or 2009 and no other PUP awards vested during 2010, 2009 or 2008. Furthermore, there were no other cash settlements of PUP awards or any other share-based compensation awards.

Stock options granted in 2010 were for a term of ten years and become exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted between 2004 and 2008 were for contractual terms of seven years and become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after the grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of ten years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were for a contractual term of ten years and were exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant. The exercise price of stock options is based on the market value of Viad’s common stock at the date of grant. Stock options granted also contain certain forfeiture and non-compete provisions.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (no options were granted in 2009):

	2010	2008

Estimated fair value of stock options granted	$5.87	$8.27
Expected dividend yield	0.8%	0.5%
Expected volatility	33.2%	25.7%
Expected life	5 years	5 years
Risk-free interest rate	2.44%	2.77%

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at January 1, 2008	727,438	$24.93	548,117
Granted	36,600	31.37
Exercised	(145,009)	22.56
Forfeited or expired	(12,369)	25.65

Options outstanding at December 31, 2008	606,660	25.86	459,612
Forfeited or expired	(64,942)	26.88

Options outstanding at December 31, 2009	541,718	25.74	462,683
Granted	280,900	19.20
Exercised	(22,311)	23.21
Forfeited or expired	(36,513)	26.34

Options outstanding at December 31, 2010	763,794	23.38	451,194

As of December 31, 2010, the total unrecognized cost related to non-vested stock option awards was $1.3 million. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.2 years.

The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$18.40 to $19.20	282,150	9.1 years	$19.20	1,250	$18.40
$19.57 to $24.22	199,508	0.7 years	22.64	199,508	22.64
$24.90 to $26.37	184,331	1.4 years	26.14	178,331	26.18
$26.47 to $31.92	55,005	1.4 years	28.61	51,185	28.36
$33.81 to $38.44	42,800	3.7 years	35.86	20,920	36.33

$18.40 to $38.44	763,794	4.2 years	23.38	451,194	25.31

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company. As of December 31, 2010, there were 26,562 of such options outstanding and exercisable, both with exercise prices ranging from $19.57 to $26.31. The weighted-average remaining contractual life of these options outstanding was less than one year. During 2010, a total of 3,423 options were exercised by MoneyGram employees at exercise prices ranging from $19.52 to $24.22.

Additional information pertaining to stock options is provided in the table below:

	2010	2009	2008
	(in thousands)

Total intrinsic value of stock options outstanding	$2,341	$76	$588
Total intrinsic value of stock options exercised	$544	$—	$4,498
Fair value of stock options vested	$404	$645	$603
Cash received from the exercise of stock options	$593	$—	$3,759
Tax benefits (deficiencies) realized for tax deductions related to stock option exercises and performance-based awards	$(524)	$(1,251)	$562

The aggregate intrinsic value in the table above represents the difference between Viad’s closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value changes based on changes in the fair market value of Viad’s common stock.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Impairment Losses

During 2010, Viad recorded impairment losses of $302,000 at the Travel & Recreation Group. Of this amount, $117,000 related to property and equipment and $185,000 to other intangible assets.

During 2009, Viad revised downward its forecast for future revenues and earnings in the Marketing & Events Group based on continued declines in trade show marketing spending by its customers and a sharper than expected decline in retail holiday décor demand. As a result, the Company had projected a more prolonged contraction in its trade show and retail marketing revenues than was previously anticipated. Due to these facts and circumstances, Viad performed an interim impairment evaluation of goodwill, other intangible assets, and certain other long-lived assets. Accordingly, Viad recorded aggregate goodwill impairment losses of $98.3 million related to the Marketing & Events Group, which is included in the consolidated statements of operations under the caption “Goodwill impairment losses.” The goodwill impairment losses consisted of $79.7 million related to the Marketing & Events U.S. segment and $18.6 million related to the Marketing & Events International segment.

As a result of the factors discussed above, Viad also performed impairment evaluations of other intangible assets during 2009 in conjunction with its goodwill impairment testing. As a result, the Company recorded aggregate other intangible asset impairment losses of $14.0 million during 2009, which are included in the consolidated statements of operations under the caption “Intangible asset impairment losses.” Of the total amount, $9.3 million of impairment losses related to a trade name, customer relationships, design libraries and proprietary technology intangible assets related to the Marketing & Events U.S. segment and $4.7 million related to various trade names related to the Marketing & Events International segment. The trade name impairment losses also resulted from consolidation and integration activities within the Marketing & Events Group. Viad also recorded impairment losses of $1.7 million during 2009 related to touring exhibit assets related to the Marketing & Events U.S. segment and a loss of $2.9 million related to the write-down of a non-strategic real estate asset held in the Travel & Recreation Group. These charges are included in the consolidated statements of operations under the caption “Other impairment losses.” See Notes 6 and 7.

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

As of December 31, 2010, Viad had goodwill of $127.4 million consisting of $85.1 million related to the Marketing & Events Group and $42.3 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $22.4 million to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of December 31, 2010, the amount of goodwill assigned to the reporting units in the United Kingdom (Melville) and Canada was $13.3 million and $9.1 million, respectively. Also, as of December 31, 2010, the Brewster operating segment (within the Travel & Recreation Group) had goodwill of $42.3 million. Brewster is considered a reporting unit for goodwill impairment testing purposes.

As a result of the Company’s most recent analysis performed in the fourth quarter of 2010, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 80 percent, 69 percent and 69 percent, respectively, for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 50 percent as of the most recent impairment test. Significant reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional impairment testing, which may result in additional impairment losses.

During 2008, Viad performed an impairment evaluation of goodwill and other intangible assets. During this time frame, Viad reduced its future revenue, operating income and cash flow forecasts as the Company determined that the global economic downturn would lead to overall lower customer spending for its goods and services. As a result of these facts and circumstances, Viad recorded a goodwill impairment loss of $6.5 million related to the Marketing & Events U.S. segment, which is included in the consolidated statements of operations under the caption “Goodwill impairment losses.” In addition, the Company recorded

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate other intangible asset impairment losses of $3.7 million, which are included in the consolidated statements of operations under the caption “Intangible asset impairment losses.” Of the total amount, $1.1 million of other intangible asset impairments related to a trade name and a contract-based intangible asset in the Marketing & Events U.S. segment and $2.6 million of other intangible asset impairments related to trade names and customer-related intangible assets in the Marketing & Events International segment. Viad also recorded an impairment loss of $1.0 million related to one of its touring exhibit assets in the Marketing & Events U.S. segment, which is included in the consolidated statements of operations under the caption “Other impairment losses.”

Note 4.	Acquisition of Businesses

On January 4, 2008, Viad completed the acquisition of Becker Group (which was combined into GES, see Note 1), which provides experiential marketing services including large-scale holiday-themed events and experiences. The operating results of Becker Group have been included in Viad’s consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company paid $24.3 million in cash and incurred $325,000 of direct acquisition costs, which were capitalized in the purchase price. The following condensed balance sheet information represents the amounts assigned to each major asset and liability caption of Becker Group as of the date of acquisition:

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

The Company initially recorded $11.6 million of goodwill in connection with the transaction, which was included in the Marketing & Events U.S. reporting segment. The primary factors that contributed to a purchase price resulting in the recognition of goodwill included Becker Group’s strong presence and reputation in its established markets, future growth opportunities and its experienced management team. The goodwill related to the acquisition was not deductible for tax purposes. The amounts initially assigned to other intangible assets included $3.7 million of trademarks and trade names not subject to amortization and $11.3 million of intangible assets subject to amortization. The amortizable intangible assets consisted of $7.8 million of customer contracts and relationships, $2.0 million of design libraries, $1.2 million of non-compete agreements and $233,000 of proprietary technology.

During 2009 and 2008, Viad recorded goodwill impairment losses related to Becker Group of $5.1 million and $6.5 million, respectively. Additionally, during 2009 and 2008, Viad recorded impairment losses related to other intangible assets of $9.2 million and $1.1 million, respectively, and impairment losses related to certain other long-lived assets of $1.7 million and $1.0 million, respectively. As of December 31, 2010, there was no remaining goodwill related to the acquisition and the remaining amount of other intangible assets was $1.2 million, all of which is subject to amortization. The weighted-average amortization period of the aggregate amortized intangible assets as of December 31, 2010 was approximately 3.2 years. See Notes 3 and 7.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Inventories

The components of inventories as of December 31 were as follows:

	2010	2009
	(in thousands)

Raw materials	$18,488	$23,113
Work in process	20,182	21,705

Inventories	$38,670	$44,818

Note 6.	Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2010	2009
	(in thousands)

Land	$9,139	$8,997
Buildings and leasehold improvements	89,945	84,242
Equipment and other	299,558	291,108

	398,642	384,347
Accumulated depreciation	(249,296)	(229,347)

Property and equipment, net	$149,346	$155,000

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $17.5 million and $20.5 million as of December 31, 2010 and 2009, respectively.

Depreciation expense was $27.3 million, $26.5 million and $25.0 million for 2010, 2009 and 2008, respectively. As discussed in Note 3 above, Viad recorded an impairment loss of $117,000 in 2010 related to a tour boat at the Travel & Recreation Group. Viad also recorded impairment losses of $1.7 million and $1.0 million related to its touring exhibit assets at the Marketing & Events Group in 2009 and 2008, respectively.

During 2009, Viad commenced a plan of sale related to a non-strategic real estate asset held in the Travel & Recreation Group. This asset consisted of land, building and related improvements, which was expected to be sold within one year. Accordingly, the value of this asset was remeasured based on the estimated fair value, less cost to sell. As a result of the remeasurement, the Company recorded a loss of $2.9 million in 2009, which is included in the consolidated statements of operations under the caption “Other impairment losses.” Furthermore, the recorded value of this asset of $14.0 million was reclassified and presented under the caption “Asset held for sale” in the consolidated balance sheets as of December 31, 2009. Viad completed the sale of this asset in March 2010 for $14.3 million (net of selling costs).

Note 7.	Goodwill and Other Intangible Assets

As discussed in Note 3 above, Viad recorded impairment losses of $98.3 million related to goodwill during 2009 at the Marketing & Events Group. During 2010, Viad recorded impairment losses of $185,000 related to other intangible assets at the Travel & Recreation Group. During 2009, Viad recorded impairment losses of $14.0 million related to other intangible assets at the Marketing & Events Group.

As of December 31, 2010, Viad had cumulative goodwill impairment losses of $225.2 million since the adoption of the goodwill impairment testing provisions of ASC Topic 350.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill were as follows:

		Marketing &	Travel &
	Marketing &	Events	Recreation
	Events U.S.	International	Group	Total
	(in thousands)

Balance at January 1, 2009	$142,401	$36,680	$33,380	$212,461
Goodwill impairment loss	(79,715)	(18,589)	—	(98,304)
Foreign currency translation adjustments	—	4,381	6,393	10,774

Balance at December 31, 2009	62,686	22,472	39,773	124,931
Foreign currency translation adjustments	—	(17)	2,527	2,510

Balance at December 31, 2010	$62,686	$22,455	$42,300	$127,441

A summary of amortized other intangible assets as of December 31, 2010 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)

Customer contracts and relationships	$2,506	$(1,135)	$1,371
Proprietary technology	517	(448)	69
Design libraries	175	(110)	65
Other	166	(108)	58

Total	$3,364	$(1,801)	$1,563

A summary of other intangible assets as of December 31, 2009 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)

Amortized intangible assets:
Customer contracts and relationships	$2,507	$(511)	$1,996
Non-compete agreements	1,952	(1,865)	87
Proprietary technology	526	(331)	195
Design libraries	175	(22)	153
Other	158	(65)	93

	5,318	(2,794)	2,524
Unamortized intangible assets:
Trademarks and trade names	176	—	176

Total	$5,494	$(2,794)	$2,700

Intangible asset amortization expense for 2010, 2009 and 2008 was $954,000, $1.8 million and $3.1 million, respectively. The weighted-average amortization period of customer contracts and relationships, proprietary technology, design libraries and other amortizable intangible assets is approximately 3.0 years, 0.9 years, 0.8 years and 5.4 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)

2011	$719
2012	$360
2013	$350
2014	$119
2015 and thereafter	$15

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Accrued Liabilities and Other

As of December 31 other current liabilities consisted of the following:

	2010	2009
	(in thousands)

Continuing operations:
Customer deposits	$43,411	$41,411
Accrued compensation	17,599	10,533
Self-insured liability accrual	8,278	8,078
Accrued restructuring	4,272	5,684
Accrued sales and use taxes	2,990	3,325
Accrued foreign income taxes	2,852	1,118
Accrued dividends	827	845
Other	14,211	12,212

	94,440	83,206

Discontinued operations:
Environmental remediation liabilities	1,124	1,075
Self-insured liability accrual	552	395
Other	633	401

	2,309	1,871

Total other current liabilities	$96,749	$85,077

As of December 31 other deferred items and liabilities consisted of the following:

	2010	2009
	(in thousands)

Continuing operations:
Self-insured liability accrual	$14,330	$14,083
Accrued compensation	5,129	4,979
Accrued restructuring	3,724	5,971
Foreign deferred tax liability	1,582	4,358
Accrued income taxes	146	407
Deferred gain on sale of property	—	646
Other	3,945	5,111

	28,856	35,555

Discontinued operations:
Self-insured liability accrual	6,898	8,075
Environmental remediation liabilities	4,953	5,638
Accrued income taxes	987	948
Other	1,331	2,198

	14,169	16,859

Total other deferred items and liabilities	$43,025	$52,414

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt

Long-term debt as of December 31 was as follows(1):

	2010	2009
	(in thousands)

Revolving credit agreement, 3.2% (2010) and 1.3% (2009) floating rate indexed to LIBOR at December 31, due 2011	$4,461	$6,943
Capital lease obligations, 6.5% (2010) and 6.9% (2009) weighted-average interest rate at December 31, due to 2014	4,616	5,845

	9,077	12,788
Current portion	(6,639)	(4,301)

Long-term debt	$2,438	$8,487

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit.

As of December 31, 2010, Viad’s total debt of $9.1 million consisted of $4.6 million of capital lease obligations and a $4.5 million borrowing under the Company’s secured revolving credit agreement (the “Credit Facility”). Effective November 20, 2009, Viad amended the Credit Facility to ensure that the Company continued to meet its obligations under the Credit Facility given the current economic environment. The amended Credit Facility provides for a $75 million revolving line of credit, which was lowered from $150 million, and may be increased up to an additional $50 million under certain circumstances. As of December 31, 2010, Viad had $65.9 million of capacity remaining under its Credit Facility reflecting an outstanding borrowing of $4.5 million (indexed to LIBOR) and issued letters of credit of $4.6 million. The Credit Facility expires on June 15, 2011 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $25 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.375 percent annually. As part of the amendment, Viad’s financial covenants were revised to include a fixed-charge coverage ratio of not less than 1.00 to 1 and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash balance of $50 million. As of December 31, 2010, the fixed-charge coverage and leverage ratios were 1.29 to 1 and 0.71 to 1, respectively. Significant other covenants include limitations on: investments, common stock dividends, stock repurchases, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. The terms of the Credit Facility restrict Viad from paying more than $5 million in dividends in the aggregate in any calendar year and also restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock during the remainder of the Credit Facility term. As of December 31, 2010, Viad was in compliance with all covenants.

As of December 31, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2010 would be $36.3 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2010 are as follows:

	Revolving	Capital
	Credit	Lease
	Agreement	Obligations
	(in thousands)

2011	$4,461	$2,450
2012	—	1,845
2013	—	700
2014	—	64
2015	—	17

Total	$4,461	5,076

Less: Amount representing interest		(460)

Present value of minimum lease payments		$4,616

Included in 2011 under “Revolving Credit Agreement” is the amount due at the maturity of the Credit Facility.

The gross amount of assets recorded under capital leases as of December 31, 2010 was $6.4 million and accumulated amortization was $2.6 million. As of December 31, 2009, the gross amount of assets recorded under capital leases and accumulated amortization was $6.6 million and $2.2 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. See Note 6.

The weighted-average interest rate on total debt was 12.0 percent, 7.6 percent and 8.1 percent, for 2010, 2009 and 2008, respectively. The weighted average interest rates include the effects of commitment fees and other costs of long-term bank credit.

The estimated fair value of total debt was $9.2 million and $12.8 million as of December 31, 2010 and 2009, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. Viad’s money market mutual funds are included under the caption “Cash and cash equivalents” in the

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets and its other mutual fund investments are included under the caption “Other investments and assets” in the consolidated balance sheets. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at
		December 31, 2010 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	December 31,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Money market funds	$31,285	$31,285	$—	$—
Other mutual funds	1,744	1,744	—	—

Total	$33,029	$33,029	$—	$—

		Fair Value Measurements at
		December 31, 2009 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Money market funds	$27,647	$27,647	$—	$—
Other mutual funds	1,819	1,819	—	—

Total	$29,466	$29,466	$—	$—

As of December 31, 2010 and 2009, Viad had investments in money market mutual funds of $31.3 million and $27.6 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of December 31, 2010 and 2009, Viad had investments in other mutual funds of $1.7 million and $1.8 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2010 and 2009, there was an unrealized gain of $462,000 ($282,000 after-tax) and an unrealized gain of $252,000 ($154,000 after-tax), respectively, which are included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

During 2009, Viad had certain non-financial assets that were measured at fair value on a non-recurring basis using Level 3 inputs. These assets included goodwill, intangible assets, assets held for sale and certain property and equipment for which losses

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were recognized in 2009. See Notes 3, 6 and 7. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved	Total
	December 31,	Markets	Inputs	Inputs	Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(in thousands)

Assets:
Goodwill(1)	$85,158	$—	$—	$84,844	$(98,304)
Other intangible assets(2)	1,652	—	—	1,760	(14,005)
Asset held for sale(3)	14,553	—	—	14,553	(2,854)
Property and equipment(4)	2,220	—	—	2,354	(1,700)

Total	$103,583	$—	$—	$103,511	$(116,863)

(1)	Goodwill — represents the implied fair value of goodwill related to reporting units for which Viad recorded goodwill impairment losses during 2009. The difference between the carrying amount at December 31, 2009 and the fair value measurement reflects the effect of foreign currency translation adjustments recorded subsequent to the fair value measurement.

(2)	Other intangible assets — represents the estimated fair value of intangible assets for which Viad recorded impairment losses during 2009. The difference between the carrying amount at December 31, 2009 and the fair value measurement reflects the effect of amortization expense recorded subsequent to the fair value measurement.

(3)	Asset held for sale — represents the estimated fair value of a non-strategic real estate asset classified as held for sale at December 31, 2009. The amount recorded in Viad’s consolidated balance sheets of $14.0 million reflects the estimated fair value of $14.6 million, less estimated costs to sell of $600,000.

(4)	Property and equipment — represents the estimated fair value of certain touring exhibit assets in the Marketing & Events U.S. segment for which Viad recorded impairment losses during 2009. The difference between the carrying amount at December 31, 2009 and the fair value measurement reflects the effect of depreciation expense recorded subsequent to the fair value measurement.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Per Share

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for net income (loss) attributable to Viad:

	2010	2009	2008
	(in thousands, except per share data)

Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$443	$(104,711)	$43,373
Less: Allocation to non-vested shares	(11)	—	(961)

Net income (loss) allocated to Viad common stockholders	$432	$(104,711)	$42,412

Denominator:
Weighted-average outstanding common shares	19,955	19,960	20,172

Net income (loss) attributable to Viad common stockholders	$0.02	$(5.25)	$2.10

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$443	$(104,711)	$43,373

Denominator:
Weighted-average outstanding shares	19,955	19,960	20,172
Additional dilutive shares related to share-based compensation	322	—	321

Weighted-average outstanding and potentially dilutive shares	20,277	19,960	20,493

Net income (loss) attributable to Viad common stockholders(1)	$0.02	$(5.25)	$2.10

(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 474,000, 627,000 and 69,000 shares of common stock were outstanding during 2010, 2009 and 2008, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 322,000 and 321,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during 2010 and 2008, respectively. During 2009, 294,000 share-based compensation awards, that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share, were excluded due to a net loss reported in 2009, thereby making such shares anti-dilutive.

Note 12.	Employee Stock Ownership Plan

Viad funds its matching contributions to employees’ 401(k) accounts through the Company’s ESOP portion of the Viad Corp Capital Accumulation Plan (the “401(k) Plan”). All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective bargaining agreements that do not expressly provide for participation of such employees in an employee stock ownership plan, may participate in the employee stock ownership feature within the 401(k) Plan. Effective December 31, 2007, the ESOP merged into the 401(k) Plan. Prior thereto, the 401(k) Plan and the ESOP were separate legal entities.

In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, was recorded as a reduction of stockholders’ equity. In 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. As of December 31, 2010, the balance of the ESOP loan was $4.5 million and is included in the consolidated balance sheets under the caption “Unearned employee benefits and other.” The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting stockholders’ equity is reduced as stock is

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to employees and benefits are charged to expense. The 401(k) Plan will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.

Information regarding ESOP transactions is as follows:

	2010	2009	2008
	(in thousands)

Amounts paid by ESOP for:
Debt repayment	$1,518	$1,964	$1,000
Interest	12	22	211
Amounts received from Viad as:
Contributions	1,444	1,872	1,064
Dividends	86	114	147

Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Viad recorded expense of $1.5 million, $1.4 million and $1.1 million in 2010, 2009 and 2008, respectively.

Unallocated shares held by the 401(k) Plan totaled 440,369 and 589,859 as of December 31, 2010 and 2009, respectively. Shares allocated during 2010 and 2009 totaled 149,490 and 193,011, respectively.

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

The following represents a reconciliation of income tax expense (benefit) and the amount that would be computed using the statutory federal income tax rates:

	2010		2009		2008
	(in thousands)

Computed income tax expense (benefit) at statutory federal income tax rate of 35%	$896	35.0%	$(46,706)	35.0%	$22,476	35.0%
State income taxes, net of federal provision	(172)	(6.7)%	(6,055)	4.5%	1,865	2.9%
Tax resolutions, net	(514)	(20.1)%	(3,527)	2.6%	(5,706)	(8.9)%
Nondeductible goodwill impairments	—	0.0%	26,831	(20.1)%	2,562	4.0%
Change in enacted tax law	1,279	50.0%	—	0.0%	—	0.0%
Change in valuation allowance	249	9.7%	—	0.0%	—	0.0%
Other, net	4	0.2%	818	(0.5)%	(519)	(0.8)%

Income tax expense (benefit)	$1,742	68.1%	$(28,639)	21.5%	$20,678	32.2%

In March 2010, the Patient Protection and Affordable Care Act and a related measure, the Health Care and Education Affordability Reconciliation Act of 2010, were both enacted into law. As a result of this legislation, the tax deductions for the portion of the prescription drug costs for which Viad receives a Medicare Part D subsidy have been eliminated for tax years beginning after December 31, 2012. Accordingly, in 2010, Viad reduced its deferred tax asset related to its postretirement benefit

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan liability to reflect the change in the tax law. The reduction in the deferred tax asset resulted in an increase to income tax expense of $1.3 million in 2010.

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2010 and 2009, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of December 31, 2010 and 2009, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $146,000 and $407,000, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. The Company recorded a tax-related interest expense credit of $261,000 during 2010, and tax-related interest expense of $139,000 and $1.2 million, during 2009 and 2008, respectively.

During 2010, 2009 and 2008, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $514,000, $3.5 million and $5.7 million, respectively. These tax resolutions primarily represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2010 and 2009. In addition, as of December 31, 2010 and 2009, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $351,000 and $313,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months.

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties):

	Continuing	Discontinued
	Operations	Operations	Total
	(in thousands)

Balance at January 1, 2008	$12,802	$636	$13,438
Reductions for tax positions taken in prior years	(3,818)	—	(3,818)
Reductions for tax settlements	(3,532)	—	(3,532)
Reductions for lapse of applicable statutes	(1,254)	—	(1,254)
Foreign currency translation adjustment	(711)	—	(711)

Balance at December 31, 2008	3,487	636	4,123
Reductions for tax positions taken in prior years	(2,702)	—	(2,702)
Reductions for tax settlements	(174)	—	(174)
Reductions for lapse of applicable statutes	(611)	—	(611)

Balance at December 31, 2009	—	636	636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—

Balance at December 31, 2010	$—	$636	$636

Viad’s 2005 through 2010 U.S. federal tax years and various state tax years from 2005 through 2010 remain subject to income tax examinations by tax authorities. In addition, tax years from 2006 through 2010 related to Viad’s foreign taxing jurisdictions also remain subject to examination.

Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2010 and 2009, liabilities associated with uncertain tax positions (including interest and penalties) of $1.1 million and $1.4 million, respectively, are classified as non-current liabilities.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

	2010	2009
	(in thousands)

Deferred tax assets:
Provisions for losses	$17,474	$22,514
Pension, compensation and other employee benefits	20,903	18,606
Tax credit carryforwards	18,631	10,968
Deferred income	1,020	1,730
State income taxes	1,758	—
Goodwill and other intangible assets	150	1,709
Net operating loss carryforward	3,036	2,578
Other deferred income tax assets	4,126	3,109

Total deferred tax assets	67,098	61,214
Valuation allowance	(411)	(162)

Net deferred tax assets	66,687	61,052

Deferred tax liabilities:
Property and equipment	(10,157)	(8,753)
Other deferred income tax liabilities	(180)	(556)

Total deferred tax liabilities	(10,337)	(9,309)

Foreign deferred tax liabilities included above	1,582	4,358

United States deferred tax assets	$57,932	$56,101

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2010 and 2009, Viad had gross deferred tax assets of $67.1 million and $61.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

During 2010 and 2009, Viad recorded pre-tax losses from its operations in the United States. The Company considered the negative evidence of these domestic pre-tax operating losses on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses in 2009. As of December 31, 2010 and 2009, Viad had a valuation allowance of $411,000 and $162,000, respectively, related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In light of the Company’s recent domestic operating losses, and the continued uncertainties in the current economic environment, it is possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, Viad had tax credit carryforwards related to alternative minimum tax of $10.0 million that may be carried forward indefinitely. Additionally, as of December 31, 2010, Viad had foreign tax credit carryforwards of $8.4 million, of which $1.9 million expire in 2019 and $6.5 million expire in 2020; and general business credits of $239,000, of which $132,000 expire in 2029 and $107,000 expire in 2030.

Viad has not recorded deferred taxes on certain undistributed earnings of its Canadian subsidiaries as management intends to reinvest the earnings of those operations. As of December 31, 2010, there was approximately $66.0 million of accumulated undistributed earnings related to Viad’s Canadian subsidiaries. The incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $1.9 million. To the extent that circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted to the parent, Viad would accrue income taxes attributable to such remittance.

Income tax expense (benefit) consisted of the following:

	2010	2009	2008
	(in thousands)

Current:
United States:
Federal	$(9,286)	$(18,057)	$5,879
State	677	(9,621)	(4,666)
Foreign	9,607	7,388	13,198

	998	(20,290)	14,411

Deferred
United States:
Federal	3,212	(9,136)	5,152
State	(939)	(69)	1,387
Foreign	(1,529)	856	(272)

	744	(8,349)	6,267

Income tax expense (benefit)	$1,742	$(28,639)	$20,678

During 2010 and 2009, the Company recorded tax deficiencies of $524,000 and $1.3 million, respectively, related to the vesting of restricted stock and PBRS and the exercise of stock options, which were recorded as charges to stockholders’ equity. The aggregate tax benefits realized in connection with the vesting of restricted stock and PBRS and the exercise of stock options was $562,000 for 2008, which was recorded as a credit to stockholders’ equity.

Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

United States and foreign income (loss) from continuing operations before income taxes was as follows:

	2010	2009	2008
	(in thousands)

United States	$(22,592)	$(128,789)	$28,988
Foreign	25,151	(4,658)	35,228

Income (loss) from continuing operations before income taxes	$2,559	$(133,447)	$64,216

Note 15.	Pension and Postretirement Benefits

Domestic Plans.  Viad has trusteed, frozen defined benefit pension plans that cover certain employees which are funded by the Company. Viad also maintains certain unfunded defined benefit pension plans which provide supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following:

	2010	2009	2008
	(in thousands)

Net Periodic Benefit Cost
Service cost	$145	$184	$205
Interest cost	1,242	1,300	1,308
Expected return on plan assets	(588)	(627)	(843)
Amortization of prior service cost	41	44	76
Recognized net actuarial loss	572	367	390

Net periodic benefit cost	1,412	1,268	1,136

Other Changes in Plan Assets and Benefits Obligations
Recognized in Other Comprehensive Income
Net actuarial loss	1,190	2,746	1,422
Reversal of amortization item:
Net actuarial loss	(572)	(367)	(390)
Prior service cost	(41)	(44)	(76)

Total recognized in other comprehensive income	577	2,335	956

Total recognized in net period benefit cost and other comprehensive income	$1,989	$3,603	$2,092

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

	2010	2009	2008
	(in thousands)

Net Periodic Benefit Cost (Credit)
Service cost	$130	$68	$64
Interest cost	1,039	1,124	1,026
Expected return on plan assets	(160)	(205)	(351)
Amortization of prior service credit	(1,171)	(1,292)	(1,561)
Recognized net actuarial loss	608	358	189

Net periodic benefit cost (credit)	446	53	(633)

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income (Loss)
Net actuarial loss	421	3,836	499
Prior service credit	(1,197)	(347)	(245)
Reversal of amortization item:
Net actuarial loss	(608)	(358)	(189)
Prior service credit	1,171	1,292	1,561

Total recognized in other comprehensive income (loss)	(213)	4,423	1,626

Total recognized in net period benefit cost and other comprehensive income	$233	$4,476	$993

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2010	2009	2010	2009	2010	2009
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$12,322	$10,996	$9,776	$8,361	$19,728	$16,497
Service cost	—	—	145	184	130	68
Interest cost	703	728	539	572	1,039	1,124
Actuarial adjustments	655	1,286	575	1,246	526	3,805
Plan amendments	—	—	—	—	(1,197)	(347)
Benefits paid	(827)	(688)	(683)	(587)	(1,239)	(1,419)

Benefit obligation at end of year	12,853	12,322	10,352	9,776	18,987	19,728

Change in plan assets:
Fair value of plan assets at beginning of year	8,814	8,817	—	—	3,200	3,919
Actual return on plan assets	629	413	—	—	264	173
Company contributions	242	272	683	587	453	527
Benefits paid	(827)	(688)	(683)	(587)	(1,239)	(1,419)

Fair value of plan assets at end of year	8,858	8,814	—	—	2,678	3,200

Funded status at end of year	$(3,995)	$(3,508)	$(10,352)	$(9,776)	$(16,309)	$(16,528)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2010	2009	2010	2009	2010	2009
	(in thousands)

Other current liabilities	$—	$—	$708	$555	$488	$538
Non-current liabilities	3,995	3,508	9,644	9,221	15,821	15,990

Net amount recognized	$3,995	$3,508	$10,352	$9,776	$16,309	$16,528

Amounts recognized in accumulated other comprehensive income as of December 31, 2010 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)

Net actuarial loss	$7,564	$3,453	$7,538	$18,555
Prior service credit	—	—	(5,290)	(5,290)

Subtotal	7,564	3,453	2,248	13,265
Less tax effect	(2,889)	(1,320)	(858)	(5,067)

Total	$4,675	$2,133	$1,390	$8,198

Amounts recognized in accumulated other comprehensive income as of December 31, 2009 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)

Net actuarial loss	$7,396	$3,003	$7,725	$18,124
Prior service cost (credit)	41	—	(5,264)	(5,223)

Subtotal	7,437	3,003	2,461	12,901
Less tax effect	(2,901)	(1,171)	(2,432)	(6,504)

Total	$4,536	$1,832	$29	$6,397

The estimated net actuarial loss for the pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic pension cost in 2011 is approximately $680,000. The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is approximately $638,000. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2011 is approximately $1.3 million.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the domestic plans’ assets as of December 31 is as follows:

		Fair Value Measurements at
		December 31, 2010
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Domestic Pension Plans:
U.S. equity securities	$2,591	$—	$2,591	$—
International equity securities	875	—	875	—
Aggregate fixed income securities	2,108	—	2,108	—
Long-term fixed income securities	2,975	—	2,975	—
Cash	77	77	—	—
Other	232	—	232	—

	$8,858	$77	$8,781	$—

Postretirement Benefit Plans:
U.S. equity securities	$362	$—	$362	$—
International equity securities	121	—	121	—
Aggregate fixed income securities	1,294	—	1,294	—
Long-term fixed income securities	589	—	589	—
Cash	312	312	—	—

	$2,678	$312	$2,366	$—

		Fair Value Measurements at
		December 31, 2009
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Domestic Pension Plans:
U.S. equity securities	$2,670	$—	$2,670	$—
International equity securities	860	—	860	—
Aggregate fixed income securities	2,124	—	2,124	—
Long-term fixed income securities	2,859	—	2,859	—
Cash	66	66	—	—
Other	235	—	235	—

	$8,814	$66	$8,748	$—

Postretirement Benefit Plans:
U.S. equity securities	$494	$—	$494	$—
International equity securities	163	—	163	—
Aggregate fixed income securities	1,727	—	1,727	—
Long-term fixed income securities	750	—	750	—
Cash	66	66	—	—

	$3,200	$66	$3,134	$—

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid, as well as the Medicare Part D subsidy expected to be received:

			Postretirement	Medicare
	Funded	Unfunded	Benefit	Part D Subsidy
	Plans	Plans	Plans	Receipts
	(in thousands)

2011	$671	$726	$1,895	$304
2012	747	717	1,908	313
2013	791	807	1,958	318
2014	788	798	1,942	323
2015	811	782	1,917	324
2016-2020	4,095	4,157	8,903	1,546

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

	2010	2009	2008
	(in thousands)

Net Periodic Benefit Cost
Service cost	$304	$269	$366
Interest cost	780	748	750
Expected return on plan assets	(597)	(527)	(733)
Recognized net actuarial loss	54	11	—

Net periodic benefit cost	541	501	383

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	299	1,177	632
Reversal of amortization of net actuarial loss	(54)	(11)	—

Total recognized in other comprehensive income	245	1,166	632

Total recognized in net periodic benefit cost and other comprehensive income	$786	$1,667	$1,015

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
	2010	2009	2010	2009
	(in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$11,308	$8,047	$2,905	$2,558
Service cost	304	269	—	—
Interest cost	632	595	148	153
Actuarial adjustments	632	1,694	110	185
Benefits paid	(2,014)	(715)	(220)	(215)
Translation adjustment	591	1,418	(14)	224

Benefit obligation at end of year	11,453	11,308	2,929	2,905

Change in plan assets:
Fair value of plan assets at beginning of year	10,165	7,536	—	—
Actual return on plan assets	1,071	1,432	—	—
Company contributions	1,059	617	220	215
Benefits paid	(2,014)	(715)	(220)	(215)
Translation adjustment	553	1,295	—	—

Fair value of plan assets at end of year	10,834	10,165	—	—

Funded status at end of year	$(619)	$(1,143)	$(2,929)	$(2,905)

As of December 31, 2010 and 2009, the foreign funded plans had liabilities of $619,000 and $1.1 million, respectively. The unfunded plans had liabilities of $2.9 million as of both December 31, 2010 and 2009. These amounts are each included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”

The net actuarial losses for the foreign funded plans as of December 31, 2010 and 2009 were $2.9 million ($2.1 million after-tax) and $2.7 million ($2.0 million after-tax), respectively. The net actuarial losses as of December 31, 2010 and 2009 for the foreign unfunded plans were $111,000 ($82,000 after-tax) and $29,000 ($21,000 after-tax), respectively.

The fair value of the foreign pension plans’ assets by asset category as of December 31, 2010 is as follows:

		Fair Value Measurements at
		December 31, 2010
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

U.S. equity securities	$1,024	$1,024	$—	$—
International equity securities	4,317	3,957	360	—
Canadian fixed income securities	5,469	5,469	—	—
Other	24	24	—	—

	$10,834	$10,474	$360	$—

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the foreign pension plans’ assets by asset category as of December 31, 2009 is as follows:

		Fair Value Measurements at
		December 31, 2009
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

U.S. equity securities	$622	$622	$—	$—
International equity securities	3,421	3,146	275	—
Canadian fixed income securities	5,951	5,951	—	—
Cash	140	140	—	—
Other	31	31	—	—

	$10,165	$9,890	$275	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded	Unfunded
	Plans	Plans
	(in thousands)

2011	$302	$217
2012	383	217
2013	426	216
2014	455	216
2015	572	215
2016-2020	3,080	1,063

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets.

	Domestic Plans
	Funded Plans		Unfunded Plans
	2010	2009	2010	2009
	(in thousands)

Projected benefit obligation	$12,853	$12,322	$10,352	$9,776
Accumulated benefit obligation	12,853	12,322	10,064	9,506
Fair value of plan assets	8,858	8,814	—	—

	Foreign Plans
	Funded Plans		Unfunded Plans
	2010	2009	2010	2009
	(in thousands)

Projected benefit obligation	$11,453	$11,308	$2,929	$2,905
Accumulated benefit obligation	10,608	10,135	2,929	2,905
Fair value of plan assets	10,834	10,165	—	—

Contributions.  The Company anticipates contributing $1.6 million to its funded pension plans, $943,000 to its unfunded pension plans and $500,000 to its postretirement benefit plans in 2011.

Measurement Date.  In 2008, Viad adjusted the measurement date for certain of its pension and postretirement benefit plans from November 30 to December 31 to coincide with its year end statement of financial position. This adjustment resulted in additional net periodic benefit cost of $85,000 ($52,000 after-tax) for the pension plans and an additional net periodic benefit credit of $45,000 ($42,000 after-tax) for the postretirement benefit plans. The $10,000 net after-tax amount has been presented in the consolidated statements of stockholders’ equity under the caption “ASC Topic 715 transition adjustment.”

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-Average Assumptions.  Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2010	2009	2010	2009	2010	2009	2010	2009

Discount rate	5.45%	5.90%	5.10%	5.70%	5.10%	5.60%	5.10%	5.60%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2010	2009	2010	2009	2010	2009	2010	2009

Discount rate	5.90%	6.90%	5.70%	6.90%	5.60%	6.90%	5.60%	7.00%
Expected long-term return on plan assets	6.35%	6.35%	N/A	N/A	6.10%	6.10%	5.75%	6.50%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	4.00%

The assumed health care cost trend rate used in measuring the December 31, 2010 accumulated postretirement benefit obligation was nine and one-half percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2009 accumulated postretirement benefit obligation was ten percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2010 by approximately $1.6 million and the total of service and interest cost components by approximately $124,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2010 by approximately $1.4 million and the total of service and interest cost components by approximately $104,000.

Other Employee Benefits.  Contributions to multi-employer pension plans totaled $15.3 million, $15.7 million and $21.9 million in 2010, 2009 and 2008, respectively. Costs of the 401(k) Plan and other benefit plans totaled $1.6 million, $2.0 million and $1.8 million in 2010, 2009 and 2008, respectively.

Note 16.	Restructuring Charges and Recoveries

Marketing & Events Group Consolidation

Beginning in 2009, Viad commenced certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. segment, and to a lesser extent in the Marketing & Events International segment. As described in Note 1, the Company implemented a strategic reorganization plan in order to consolidate the separate business units within the Marketing & Events U.S. segment. The Company also consolidated facilities and streamlined its operations in the United Kingdom and Germany. As a result, the Company recorded restructuring charges in 2010 and 2009, primarily consisting of severance and related benefits as a result of workforce reductions; and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs. The Company expects additional restructuring charges during 2011 related to the remaining integration activities within the Marketing & Events Group.

Other Restructurings

The Company has recorded restructuring charges in connection with the consolidation of certain support functions at its corporate headquarters, and certain reorganization activities within the Travel & Recreation Group. These charges primarily consist of severance and related benefits due to headcount reductions. In addition, the Company had recorded significant

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring charges in past years, primarily within the Marketing & Events U.S. segment. These legacy restructuring liabilities represent the remaining contractual lease obligations on certain facilities, and are subject to periodic adjustments as a result of changes in estimated sublease activity and other factors. These adjustments can result in reversals of previously recorded amounts, or additional charges in some cases.

The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group
	Consolidation		Other Restructurings
	Severance &		Severance &
	Employee Benefits	Facilities	Employee Benefits	Facilities	Total
			(in thousands)

Balance at January 1, 2008	$—	$—	$144	$8,877	$9,021
Restructuring charges	—	—	381	125	506
Cash payments	—	—	(324)	(2,110)	(2,434)
Adjustment to liability	—	—	—	(242)	(242)
Foreign currency translation adjustment	—	—	—	(307)	(307)

Balance at December 31, 2008	—	—	201	6,343	6,544
Restructuring charges (recoveries)	8,115	7,104	—	(1,165)	14,054
Cash payments	(5,043)	(525)	(201)	(1,818)	(7,587)
Adjustment to liability	(739)	(284)	—	(333)	(1,356)

Balance at December 31, 2009	2,333	6,295	—	3,027	11,655
Restructuring charges (recoveries)	2,637	1,180	542	(137)	4,222
Cash payments	(3,387)	(2,164)	(292)	(875)	(6,718)
Adjustment to liability	(466)	(258)	(53)	(373)	(1,150)
Foreign currency translation adjustment	(11)	(2)	—	—	(13)

Balance at December 31, 2010	$1,106	$5,051	$197	$1,642	$7,996

As of December 31, 2010, the liability of $1.1 million and $197,000 related to severance and employee benefits in the Marketing & Events Group consolidation and other restructurings, respectively, is expected to be paid by the end of 2011. Additionally, as of December 31, 2010, the liability of $5.1 million and $1.6 million related to facilities in the Marketing & Events Group consolidation and other restructurings, respectively, relates to future lease payment obligations to be made over the remaining lease terms. See Note 19 for information regarding restructuring charges by segment.

Note 17.	Leases and Other

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 41 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases
	(in thousands)

2011	$21,434	$2,789
2012	13,909	1,430
2013	12,289	879
2014	11,211	841
2015	4,617	730
Thereafter	12,609	1,668

Total	$76,069	$8,337

Net rent expense under operating leases consisted of the following:

	2010	2009	2008
	(in thousands)

Minimum rentals	$29,072	$31,082	$37,196
Sublease rentals	(5,704)	(6,193)	(5,453)

Total rentals, net	$23,368	$24,889	$31,743

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 9.

In addition, as of December 31, 2010, the Company had aggregate commitments of $6.0 million pursuant to a licensing agreement, which is payable in annual increments of $2.0 million.

Note 18.	Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2010 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2010 and 2009, Viad had recorded environmental remediation liabilities of $6.1 million and $6.7 million, respectively, related to previously sold operations.

As of December 31, 2010, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2010 would be $36.3 million. These guarantees primarily relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective bargaining agreements, with approximately one-fourth requiring renegotiation each year. As of December 31, 2010, approximately 35 percent of Viad’s regular full-time employees are covered by collective bargaining agreements. If the Company were unable to reach an agreement with a union during the collective bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective bargaining agreements expiring in 2011 will be renegotiated in the ordinary course of business without material adverse affect on Viad’s operations.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2010, 2009 and 2008 totaled $15.3 million, $15.7 million and $21.9 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2010, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for six one-year periods and now expires on December 31, 2011. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 70 percent of its 2010 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana and Whitefish, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns its Glacier Park Lodge operations in East Glacier, Montana as well as the Grouse Mountain Lodge in Whitefish, Montana (acquired January 5, 2011). Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a ground lease with the Canadian Government that was recently renewed for a 42-year term running through January 31, 2052. Glacier Park generated approximately 25 percent of the Travel & Recreation Group’s full year 2010 segment operating income.

Note 19.	Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization, and share-based compensation expense are the only significant non-cash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	2010	2009	2008
	(in thousands)

Revenues:
Marketing & Events Group:
U.S.	$570,978	$568,432	$821,473
International	197,787	172,648	225,912
Intersegment eliminations	(12,281)	(10,578)	(13,145)

	756,484	730,502	1,034,240
Travel & Recreation Group	88,277	75,302	86,621

	$844,761	$805,804	$1,120,861

Segment operating income (loss):
Marketing & Events Group:
U.S.	$(15,217)	$(22,095)	$41,531
International	10,088	9,226	18,451

	(5,129)	(12,869)	59,982
Travel & Recreation Group	19,885	17,057	22,020

	14,756	4,188	82,002
Corporate activities	(6,422)	(5,607)	(7,534)

	8,334	(1,419)	74,468
Interest income	584	579	3,242
Interest expense	(1,835)	(1,690)	(1,757)
Restructuring recoveries (charges):
Marketing & Events U.S.	(3,232)	(11,980)	99
Marketing & Events International	(448)	(1,300)	—
Travel & Recreation Group	(235)	—	—
Corporate	(307)	(774)	(605)
Impairment losses:
Marketing & Events U.S.	—	(90,691)	(8,645)
Marketing & Events International	—	(23,318)	(2,586)
Travel & Recreation Group	(302)	(2,854)	—

Income (loss) from continuing operations before income taxes	$2,559	$(133,447)	$64,216

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
	(in thousands)

Assets:
Marketing & Events Group:
U.S.	$235,965	$245,104	$354,720
International	83,441	78,601	88,490
Travel & Recreation Group	157,562	147,090	120,198
Corporate and other	139,535	138,391	165,996

	$616,503	$609,186	$729,404

Depreciation and amortization:
Marketing & Events Group:
U.S.	$17,887	$18,446	$17,581
International	4,486	4,103	4,684
Travel & Recreation Group	5,648	5,464	5,525
Corporate and other	231	256	258

	$28,252	$28,269	$28,048

Capital expenditures:
Marketing & Events Group:
U.S.	$9,050	$14,169	$25,942
International	4,776	4,842	7,128
Travel & Recreation Group	3,214	2,304	5,905
Corporate and other	—	—	71

	$17,040	$21,315	$39,046

Products and Services Viad’s revenues for each group of products and services is presented in the following table:

	2010	2009	2008
	(in thousands)

Revenues:
Convention and event services	$590,444	$582,969	$804,546
Exhibits and environments	166,040	147,533	229,694
Travel and recreation services	88,277	75,302	86,621

Total revenues	$844,761	$805,804	$1,120,861

Geographic Areas.  Viad’s foreign operations are located principally in Canada, the United Kingdom and Germany. Marketing & Events Group revenues are designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	2010	2009	2008
	(in thousands)

Revenues:
United States	$590,163	$589,344	$843,194
Canada	136,066	106,093	128,417
United Kingdom	93,092	90,429	129,390
Other international	25,440	19,938	19,860

Total revenues	$844,761	$805,804	$1,120,861

Long-lived assets:
United States	$117,751	$122,149	$124,015
Canada	51,182	50,757	58,847
United Kingdom	8,295	8,602	7,554
Other international	3,481	2,561	1,559

Total long-lived assets	$180,709	$184,069	$191,975

Note 20.	Common Stock Repurchases

In September 2010, Viad announced its intent to repurchase up to an additional 500,000 shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 160,681 shares available for repurchase pursuant to previously announced authorizations. Viad purchased 356,300 shares for $6.3 million during 2010, with 304,381 shares remaining for repurchase. No shares were repurchased during 2009 and in 2008 Viad repurchased 581,119 shares for $15.7 million. Additionally, during 2010, 2009 and 2008, the Company repurchased 28,407 shares for $573,000, 72,294 shares for $1.2 million and 50,061 shares for $1.6 million, respectively, related to tax withholding requirements on vested share-based awards.

Note 21.	Discontinued Operations

In 2010, 2009 and 2008, Viad recorded income from discontinued operations of $262,000, $679,000 and $385,000, respectively, related to the reversal of certain liabilities associated with previously sold operations.

Note 22.	Condensed Consolidated Quarterly Results (Unaudited)

The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with our annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2010
Revenues:	$224,353	$218,299	$215,144	$186,965

Operating income (loss):
Ongoing operations(1)	$199	$7,725	$9,919	$(3,087)
Corporate activities	(644)	(2,058)	(1,749)	(1,971)
Restructuring charges(2)	(2,053)	(559)	(183)	(1,427)
Impairment losses(3)	—	—	—	(302)

Operating income (loss)	$(2,498)	$5,108	$7,987	$(6,787)

Income (loss) from continuing operations attributable to Viad	$(2,982)	$3,028	$4,796	$(4,661)
Net income (loss) attributable to Viad	$(2,982)	$3,028	$4,796	$(4,399)
Diluted income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$(0.15)	$0.15	$0.23	$(0.24)
Net income (loss) attributable to Viad	$(0.15)	$0.15	$0.23	$(0.22)
Basic income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$(0.15)	$0.15	$0.23	$(0.24)
Net income (loss) attributable to Viad	$(0.15)	$0.15	$0.23	$(0.22)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

2009
Revenues:	$240,949	$213,565	$181,125	$170,165

Operating income (loss):
Ongoing operations(1)	$6,667	$9,808	$(2,690)	$(9,597)
Corporate activities	(1,503)	(703)	(2,024)	(1,377)
Restructuring charges(2)	(2,732)	(198)	(3,867)	(7,257)
Impairment losses(3)	—	—	(111,356)	(5,507)

Operating income (loss)	$2,432	$8,907	$(119,937)	$(23,738)

Income (loss) from continuing operations attributable to Viad	$1,503	$5,399	$(97,133)	$(15,159)
Net income (loss) attributable to Viad	$1,503	$5,399	$(97,133)	$(14,480)
Diluted income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$0.07	$0.26	$(4.86)	$(0.76)
Net (loss) income attributable to Viad	$0.07	$0.26	$(4.86)	$(0.72)
Basic income (loss) per common share(4):
Income (loss) from continuing operations attributable to Viad	$0.07	$0.26	$(4.86)	$(0.76)
Net income (loss) attributable to Viad	$0.07	$0.26	$(4.86)	$(0.72)

(1)	Represents revenues less costs of services and products sold.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes gross restructuring charges of $5.0 million and reversed $814,000 of restructuring reserves in 2010 and gross restructuring charges of $15.4 million and reversed $1.3 million of restructuring reserves in 2009.

(3)	Viad recorded an impairment charge of $302,000 in the fourth quarter of 2010 related to other intangible assets and property and equipment at Brewster. In the third quarter of 2009, Viad recorded impairment charges of $111.4 million primarily related to goodwill and other intangible assets of which $90.3 million and $21.1 million related to the Marketing & Events U.S. segment and the Marketing & Events International segment, respectively. During the fourth quarter of 2009, Viad recorded impairment charges of $2.7 million related to other intangible assets primarily at the Marketing & Events International segment and $2.9 million related to the write-down of a non-strategic real estate asset held for sale as of December 31, 2009 at Brewster.

(4)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

Note 23.	Subsequent Event

On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. Grouse Mountain Lodge is a 145 room, four-season resort hotel located in Whitefish, Montana, and will be operated by Glacier Park within the Travel & Recreation Group segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP
Phoenix, Arizona
March 4, 2011

VIAD CORP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at		Charged to		Credited
	Beginning	Charged to	Other		to Other	Balance at
Description	of Year	Expense	Accounts	Write Offs	Accounts	End of Year
	(in thousands)

Allowance for doubtful accounts:
December 31, 2008	$1,569	$1,655	$—	$(668)	$—	$2,556
December 31, 2009	2,556	2,940	—	(1,604)	—	3,892
December 31, 2010	3,892	615	—	(3,335)	—	1,172
Deferred tax valuation allowance:
December 31, 2008	$325	$—	$—	$(163)	$—	$162
December 31, 2009	162	—	—	—	—	162
December 31, 2010	162	411	—	(162)	—	411

EXHIBIT INDEX

Exhibits. #

3	.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).
3	.B	Copy of Bylaws of Viad Corp, as amended through February 23, 2011, filed as Exhibit 3 to Viad Corp’s Form 8-K filed March 1, 2011, is hereby incorporated by reference.
4	.A1	Copy of $75,000,000 Amended and Restated Credit Agreement (senior secured credit facility) dated as of June 15, 2006, filed as Exhibit 4 to Viad Corp’s Form 8-K filed June 19, 2006, is hereby incorporated by reference.
4	.A2	Copy of Amendment No. 1 to $75,000,000 Amended and Restated Credit Agreement dated as of June 15, 2006, effective as of August 27, 2007, filed as Exhibit 99.1 to Viad Corp’s Form 8-K filed September 5, 2007, is hereby incorporated by reference.
4	.A3	Copy of Amendment No. 2 to $75,000,000 Amended and Restated Credit Agreement dated as of June 15, 2006, effective as of November 20, 2009, filed as Exhibit 99.1 to Viad Corp’s Form 8-K filed November 24, 2009, is hereby incorporated by reference.
4	.B	Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement filed with the $75,000,000 Credit Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).
4	.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002 (SEC File No. 001-11015; SEC Film No. 02562458).
4	.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04907934).
10	.A1	Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Annex B to Viad Corp’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed April 4, 2007, is hereby incorporated by reference.+
10	.A2	Copy of form of Performance-Based Restricted Stock Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A3	Copy of form of Restricted Stock Agreement — Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A4	Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A5	Copy of form of Restricted Stock Agreement — Executives (five-year cliff), effective as of February 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 1, 2011, is hereby incorporated by reference.+
10	.A6	Copy of Performance Unit Agreement, effective as of January 1, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.A7	Copy of form of Performance Unit Agreement, effective as of February 25, 2008, pursuant to 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A8	Copy of Viad Corp Management Incentive Plan, amended as of February 26, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A9	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+
10	.A10	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+
10	.A11	Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+

Exhibits. #

10	.A12	Copy of form of Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+
10	.A13	Copy of form of Performance-Based Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+
10	.B1	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference.+
10	.B3	Copy of form of Performance-Based Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B5	Copy of form of Restricted Stock Agreement for Executives, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B6	Copy of form of Restricted Stock Agreement for Outside Directors, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, effective as of February 21, 2007, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 27, 2007, is hereby incorporated by reference.+
10	.B7	Copy of Performance Unit Incentive Plan, amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B10	Copy of Viad Corp Management Incentive Plan, as amended March 29, 2005, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed April 5, 2005, is hereby incorporated by reference.+
10	.B11	Copy of Amendment to Viad Corp Management Incentive Plan, as amended May 15, 2007, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.B12	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.B13	Copy of form of Non-Qualified Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference.+
10	.C	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+
10	.C1	Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.C2	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference.+
10	.D	Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference.+
10	.E	Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.F	Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference.+
10	.G1	Summary of Compensation Program of Non-Employee Directors of Viad Corp, as amended November 29, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed December 5, 2007, is hereby incorporated by reference.+
10	.G2	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 572329).+
10	.H	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed as Exhibit 10.I to Viad Corp’s Form 10-K filed February 27, 2009, is hereby incorporated by reference.+
10	.I	Copy of Retirement Plan for Management Employees of Brewster Inc., as amended and restated effective January 1, 2010, and filed as Exhibit 10.J to Viad Corp’s Form 10-K filed March 8, 2010, is hereby incorporated by reference.+
14		Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04663620).

Exhibits. #

21	List of Subsidiaries of Viad Corp.*
23	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*
24	Power of Attorney signed by Directors of Viad Corp.*
31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

*	Filed herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F. Street, N.E., Washington, DC 20549, and on the SEC’s Internet site at www.sec.gov.