Form 10-Q
period 2011-06-30
VIAD CORP
filed 2011-08-09
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-11015
VIAD CORP
(Exact name of registrant as specified in its charter)

Delaware	36-1169950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 North Central Avenue, Suite 1900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2011, there were 20,373,132 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$107,348	$145,841
Accounts receivable, net of allowance for doubtful accounts of $1,332 and $1,172, respectively	89,889	47,187
Inventories	30,946	38,670
Deferred income taxes	20,901	22,057
Other current assets	22,777	17,160

Total current assets	271,861	270,915
Property and equipment, net	170,651	149,346
Other investments and assets	32,576	31,363
Deferred income taxes	35,158	35,875
Goodwill	133,827	127,441
Other intangible assets, net	1,650	1,563

Total Assets	$645,723	$616,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,183	$47,933
Other current liabilities	96,158	96,749
Current portion of long-term debt and capital lease obligations	2,299	6,639

Total current liabilities	158,640	151,321
Long-term debt and capital lease obligations	1,950	2,438
Pension and postretirement benefits	33,186	33,008
Other deferred items and liabilities	45,390	43,025

Total liabilities	239,166	229,792

Commitments and contingencies (Note 15)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	598,638	606,902
Retained deficit	(6,583)	(19,229)
Unearned employee benefits and other	(3,813)	(4,433)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	343	282
Cumulative foreign currency translation adjustments	44,591	38,979
Unrecognized net actuarial loss and prior service credit	(10,397)	(10,410)
Common stock in treasury, at cost, 4,561,649 and 4,710,988 shares, respectively	(261,013)	(270,534)

Total Viad Corp stockholders’ equity	399,168	378,959
Noncontrolling interest	7,389	7,752

Total stockholders’ equity	406,557	386,711

Total Liabilities and Stockholders’ Equity	$645,723	$616,503

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Convention and event services	$174,319	$155,097	$408,806	$333,856
Exhibits and environments	40,416	40,813	90,267	78,994
Travel and recreation services	23,957	22,389	29,717	29,802

Total revenues	238,692	218,299	528,790	442,652

Costs and expenses:
Costs of services	190,238	166,712	415,037	347,551
Costs of products sold	38,592	43,862	86,632	87,177
Corporate activities	1,576	2,058	2,847	2,702
Interest income	(176)	(88)	(390)	(184)
Interest expense	380	473	792	966
Restructuring charges	1,206	559	1,475	2,612

Total costs and expenses	231,816	213,576	506,393	440,824

Income before income taxes	6,876	4,723	22,397	1,828
Income tax expense	2,588	1,790	8,488	1,998

Net income (loss)	4,288	2,933	13,909	(170)
Net loss attributable to noncontrolling interest	197	95	363	216

Net income attributable to Viad	$4,485	$3,028	$14,272	$46

Diluted income per common share
Net income attributable to Viad common stockholders	$0.22	$0.15	$0.70	$—

Weighted-average outstanding and potentially dilutive common shares	20,121	20,375	20,102	20,338

Basic income per common share
Net income attributable to Viad common stockholders	$0.22	$0.15	$0.70	$—

Weighted-average outstanding common shares	19,816	20,059	19,797	20,055

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net income (loss)	$4,288	$2,933	$13,909	$(170)

Other comprehensive income (loss):
Holding gains (losses) arising during the period, net of tax	3	(78)	61	(19)
Unrealized foreign currency translation adjustments, net of tax	2,059	(7,956)	5,612	(3,910)
Net actuarial loss, net of tax	204	183	408	(1,371)
Prior service credit, net of tax	(197)	(175)	(395)	(295)

Total other comprehensive income (loss)	2,069	(8,026)	5,686	(5,595)

Comprehensive income (loss)	6,357	(5,093)	19,595	(5,765)
Comprehensive loss attributable to noncontrolling interest	197	95	363	216

Comprehensive income (loss) attributable to Viad	$6,554	$(4,998)	$19,958	$(5,549)

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$13,909	$(170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,293	14,004
Deferred income taxes	1,808	4,295
Restructuring charges	1,475	2,612
Losses (gains) on dispositions of property and other assets	(8)	37
Share-based compensation expense	2,293	1,800
Excess tax benefit from share-based compensation arrangements	(54)	—
Other non-cash items, net	2,411	1,852
Change in operating assets and liabilities:
Receivables	(43,590)	(23,444)
Inventories	8,538	6,902
Accounts payable	14,334	14,415
Restructuring liabilities	(2,377)	(5,016)
Accrued compensation	7,267	9,342
Customer deposits	(7,390)	(1,856)
Income taxes payable	3,141	(130)
Other assets and liabilities, net	(10,083)	(6,359)

Net cash provided by operating activities	5,967	18,284

Cash flows from investing activities:
Capital expenditures	(12,795)	(8,404)
Acquisition of businesses, net of cash acquired	(25,800)	—
Proceeds from dispositions of property and other assets	264	14,541

Net cash provided by (used in) investing activities	(38,331)	6,137

Cash flows from financing activities:
Payments on debt and capital lease obligations	(5,631)	(2,869)
Dividends paid on common stock	(1,630)	(1,644)
Common stock purchased for treasury	(679)	(573)
Debt issuance costs	(1,001)	—
Excess tax benefit from share-based compensation arrangements	54	—
Proceeds from exercise of stock options	163	38

Net cash used in financing activities	(8,724)	(5,048)

Effect of exchange rate changes on cash and cash equivalents	2,595	(1,744)

Net increase (decrease) in cash and cash equivalents	(38,493)	17,629
Cash and cash equivalents, beginning of year	145,841	116,342

Cash and cash equivalents, end of period	$107,348	$133,971

Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,541	$3,855

Cash paid for interest	$490	$511

Equipment acquired under capital leases	$897	$390

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock options	$183	$150	$330	$263
Restricted stock/performance-based restricted stock (“PBRS”)	937	804	1,615	1,479
Restricted stock units/PBRS units	46	26	89	61
Performance unit incentive plan (“PUP”)	194	—	259	(3)

Total share-based compensation before income tax benefit	1,360	980	2,293	1,800
Income tax benefit	(480)	(347)	(801)	(661)

Total share-based compensation, net of income tax benefit	$880	$633	$1,492	$1,139

In addition, $124,000 and $509,000 of costs associated with share-based compensation (including $43,000 for the six months ended June 30, 2010 of restricted stock units and PBRS units presented below) were included in restructuring charges during the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes restricted stock and PBRS activity during the six months ended June 30, 2011:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2011	478,499	$21.51	18,830	$33.02
Granted	172,200	23.01	—	—
Vested	(91,212)	31.31	(18,414)	33.42
Forfeited	(2,200)	20.64	—	—

Balance at June 30, 2011	557,287	20.37	416	15.36

The unamortized cost of all outstanding restricted stock and PBRS awards as of June 30, 2011 was $5.2 million, which Viad expects to recognize in its consolidated financial statements over a weighted-average period of approximately 2.4 years. During the six months ended June 30, 2011 and 2010, the Company repurchased 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on vested share-based awards. As of June 30, 2011, there were 1,000,853 total shares available for future grant.
The following table summarizes the liability-based award activity during the six months ended June 30, 2011:

	Restricted Stock Units		PBRS Units		PUP Awards
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Balance at January 1, 2011	26,050	$17.18	3,914	$15.36	102,960	$33.81
Granted	12,550	23.01	—	—	95,500	23.02
Vested	—	—	(1,958)	15.36	—	—
Cancelled	—	—	—	—	(102,960)	33.81

Balance at June 30, 2011	38,600	19.07	1,956	15.36	95,500	23.02

As of June 30, 2011 and December 31, 2010, Viad had liabilities recorded of $444,000 and $407,000, respectively, related to restricted stock unit and PBRS unit liability awards. A portion of the 2009 PBRS unit award vested effective December 31, 2009 and cash payouts of $52,000 and $37,000 were distributed in January 2011 and March 2010, respectively.
As of June 30, 2011, Viad had a liability recorded of $259,000 related to PUP awards. The PUP awards for the 2007-2009 period vested effective December 31, 2009 and a cash payout of $19,000 was distributed in March 2010. No cash payouts of PUP awards were made during the six months ended June 30, 2011. In March 2011, 102,960 PUP awards were cancelled as the performance conditions related to those awards for the 2008-2010 period were not achieved.
The following table summarizes stock option activity during the six months ended June 30, 2011:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2011	763,794	$23.38	451,194
Exercised	(7,866)	20.56
Forfeited or expired	(132,231)	24.17

Options outstanding at June 30, 2011	623,697	23.25	417,118

The total unrecognized cost related to non-vested stock option awards was $957,000 as of June 30, 2011, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.9 years. No stock options were granted during the six months ended June 30, 2011.
In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of June 30, 2011, there were 10,864 of such options outstanding and exercisable, both with exercise prices ranging from $19.57 to $26.31. The weighted-average remaining contractual life of these options outstanding was less than one year. During the six months ended June 30, 2011, 100 options were exercised by MoneyGram participants at an exercise price of $19.57.

Note 3. Acquisition of Businesses
On June 29, 2011, Viad acquired St. Mary Lodge & Resort (“St. Mary”) for $15.3 million in cash. St. Mary is a 115-room hotel located outside of Glacier National Park’s east entrance. It is now operated by Glacier Park within the Travel & Recreation Group. The following information represents the preliminary amounts assigned to the assets and liabilities of St. Mary as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$21
Other current assets	715
Property and equipment	13,058
Goodwill	2,583
Other intangible assets	60

Total assets acquired	16,437

Customer deposits	(684)
Other current liabilities	(46)
Other long-term liabilities	(382)

Total liabilities acquired	(1,112)

Purchase price	$15,325

The Company recorded $2.6 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The entire amount of the goodwill is expected to be deductible for tax purposes over a period of 15 years. The amount assigned to other intangible assets includes $60,000 related to a non-amortized business license. Transaction costs related to the acquisition were insignificant. The results of operations of St. Mary have been included in Viad’s consolidated financial statements from the date of acquisition. Supplemental pro forma information for St. Mary was not material to Viad’s financial results for the three and six months ended June 30, 2011 and 2010.
On January 5, 2011, Viad acquired Grouse Mountain Lodge for $10.5 million in cash. Grouse Mountain Lodge is a 145-room hotel located in Whitefish, Montana, and is operated by Glacier Park within the Travel & Recreation Group. The following information represents the preliminary amounts assigned to the assets and liabilities of Grouse Mountain Lodge as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$9
Other current assets	126
Property and equipment	8,750
Goodwill	1,331
Other intangible assets	400

Total assets acquired	10,616

Customer deposits	(99)
Other current liabilities	(12)

Total liabilities acquired	(111)

Purchase price	$10,505

The Company recorded $1.3 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The entire amount of the goodwill is expected to be deductible for tax purposes over a period of 15 years. The amount assigned to other intangible assets includes $400,000 related to a non-amortized business license. Transaction costs related to the acquisition were insignificant. The results of operations of Grouse Mountain Lodge have been included in Viad’s consolidated financial statements from the date of acquisition. Supplemental pro forma information for Grouse Mountain Lodge was not material to Viad’s financial results for the three and six months ended June 30, 2010.

Note 4. Inventories
The components of inventories were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$19,617	$18,488
Work in process	11,329	20,182

Inventories	$30,946	$38,670

Note 5. Property and Equipment
Property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Land	$15,022	$9,139
Buildings and leasehold improvements	107,733	89,945
Equipment and other	311,781	299,558

	434,536	398,642
Accumulated depreciation	(263,885)	(249,296)

Property and equipment, net	$170,651	$149,346

Depreciation expense for the three months ended June 30, 2011 and 2010 was $7.1 million and $7.0 million, respectively, and for the six months ended June 30, 2011 and 2010 was $13.9 million and $13.5 million, respectively.
In March 2010, Viad completed the sale of a non-strategic real estate asset within the Travel & Recreation Group consisting of land, building and related improvements for $14.3 million (net of selling costs).
Note 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2011	$62,686	$22,455	$42,300	$127,441
Business acquisitions	—	—	3,914	3,914
Foreign currency translation adjustments	—	711	1,761	2,472

Balance at June 30, 2011	$62,686	$23,166	$47,975	$133,827

A summary of other intangible assets as of June 30, 2011 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,535	$(1,443)	$1,092
Proprietary technology	524	(495)	29
Design libraries	175	(153)	22
Other	71	(24)	47

	3,305	(2,115)	1,190

Unamortized intangible assets:
Business licenses	460	—	460

Total	$3,765	$(2,115)	$1,650

A summary of amortized other intangible assets as of December 31, 2010 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Customer contracts and relationships	$2,506	$(1,135)	$1,371
Proprietary technology	517	(448)	69
Design libraries	175	(110)	65
Other	166	(108)	58

	$3,364	$(1,801)	$1,563

Intangible asset amortization expense for the three months ended June 30, 2011 and 2010 was $188,000 and $240,000, respectively, and $383,000 and $483,000 for the six months ended June 30, 2011 and 2010, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2011	$344
2012	$360
2013	$350
2014	$119
2015	$17
Note 7. Accrued Liabilities and Other
Other current liabilities consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Continuing operations:
Customer deposits	$36,804	$43,411
Accrued compensation	25,451	17,599
Self-insured liability accrual	8,113	8,278
Accrued income taxes	3,289	—
Accrued employee benefit costs	3,025	3,127
Accrued foreign income taxes	2,892	2,852
Accrued restructuring	2,000	4,272
Accrued sales and use taxes	1,185	2,990
Accrued dividends	835	827
Other	10,553	11,084

	94,147	94,440

Discontinued operations:
Environmental remediation liabilities	1,025	1,124
Self-insured liability accrual	469	552
Other	517	633

	2,011	2,309

Total other current liabilities	$96,158	$96,749

Other deferred items and liabilities consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,581	$14,330
Accrued compensation	4,892	5,129
Accrued restructuring	4,816	3,724
Foreign deferred tax liability	1,459	1,582
Accrued income taxes	64	146
Other	5,544	3,945

	31,356	28,856

Discontinued operations:
Self-insured liability accrual	6,826	6,898
Environmental remediation liabilities	4,925	4,953
Accrued income taxes	1,004	987
Other	1,279	1,331

	14,034	14,169

Total other deferred items and liabilities	$45,390	$43,025

Note 8. Debt
On May 18, 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. On April 28, 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of June 30, 2011, Viad’s total debt of $4.2 million consisted entirely of capital lease obligations. As of June 30, 2011, Viad had $125.4 million of capacity remaining under its Credit Facility reflecting the outstanding letters of credit of $4.6 million.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
Financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (and a ratio of not less than 2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of June 30, 2011, the fixed-charge coverage and leverage ratios were 3.16 to 1 and 0.25 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2011, Viad was in compliance with all covenants.
The estimated fair value of total debt was $4.2 million and $9.2 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 9. Stockholders’ Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2011:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2011	$378,959	$7,752	$386,711
Net income (loss)	14,272	(363)	13,909
Dividends on common stock	(1,630)	—	(1,630)
Common stock purchased for treasury	(679)	—	(679)
Employee benefit plans	1,931	—	1,931
Unrealized foreign currency translation adjustment	5,612	—	5,612
Unrealized gain on investments	61	—	61
Prior service credit and net actuarial loss	13	—	13
ESOP allocation adjustment	620	—	620
Other	9	—	9

Balance at June 30, 2011	$399,168	$7,389	$406,557

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2010:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2010	$377,515	$7,116	$384,631
Net income (loss)	46	(216)	(170)
Dividends on common stock	(1,644)	—	(1,644)
Common stock purchased for treasury	(573)	—	(573)
Employee benefit plans	1,708	—	1,708
Unrealized foreign currency translation adjustment	(3,910)	—	(3,910)
Unrealized loss on investments	(19)	—	(19)
Prior service credit and net actuarial loss	(1,666)	—	(1,666)
ESOP allocation adjustment	750	—	750
Other	6	—	6

Balance at June 30, 2010	$372,213	$6,900	$379,113

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the six months ended June 30, 2011 or 2010. As of June 30, 2011, 304,381 shares remain available for repurchase. Subsequent to June 30, 2011 and prior to the filing of this quarterly report, during the period from August 5, 2011 through August 8, 2011, Viad repurchased an additional 28,900 shares for $528,000. Additionally, during the six months ended June 30, 2011 and 2010, the Company repurchased 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on share-based awards.
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
Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at June 30, 2011 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	June 30,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$1,245	$1,245	$—	$—
Other mutual funds	1,670	1,670	—	—

Total	$2,915	$2,915	$—	$—

As of June 30, 2011 and December 31, 2010, Viad had investments in money market mutual funds of $1.2 million and $31.3 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of both June 30, 2011 and December 31, 2010, Viad had investments in other mutual funds of $1.7 million which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of June 30, 2011 and December 31, 2010, there were unrealized gains on the investments of $562,000 ($343,000 after-tax) and $462,000 ($282,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 8.

Note 11. Income Per Share
The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$4,485	$3,028	$14,272	$46
Less: Allocation to non-vested shares	(111)	(71)	(370)	(1)

Net income allocated to Viad common stockholders	$4,374	$2,957	$13,902	$45

Denominator:
Weighted-average outstanding common shares	19,816	20,059	19,797	20,055

Net income attributable to Viad common stockholders	$0.22	$0.15	$0.70	$—

Diluted net income per share
Numerator:
Net income attributable to Viad	$4,485	$3,028	$14,272	$46

Denominator:
Weighted-average outstanding shares	19,816	20,059	19,797	20,055
Additional dilutive shares related to share-based compensation	305	316	305	283

Weighted-average outstanding and potentially dilutive shares	20,121	20,375	20,102	20,338

Net income attributable to Viad common stockholders (1)	$0.22	$0.15	$0.70	$—

(1)	Diluted income per share cannot exceed basic income per share.
Options to purchase 330,000 and 480,000 shares of common stock were outstanding during the six months ended June 30, 2011 and 2010, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 305,000 and 316,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, 305,000 and 283,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share, respectively.
Note 12. Income Taxes
The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the six months ended June 30:

	2011		2010
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$7,839	35.0%	$640	35.0%
State income tax expense (benefit), net of federal benefit or provision	563	2.5%	(34)	(1.9%)
Change in enacted tax law	—	0.0%	1,279	70.0%
Other, net	86	0.4%	113	6.2%

Income tax expense	$8,488	37.9%	$1,998	109.3%

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
As of June 30, 2011 and December 31, 2010, Viad had gross deferred tax assets of $63.5 million and $67.1 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
During 2010 and 2009, Viad recorded pre-tax losses from its operations in the United States. The Company considered the negative evidence of these domestic pre-tax operating losses on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses were not tax deductible and thus did not contribute to tax losses in 2009. As of both June 30, 2011 and December 31, 2010, Viad had a valuation allowance of $411,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which are primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In light of the Company’s domestic operating losses in 2010 and 2009, and the continued uncertainties in the current economic environment, it is possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.
As of June 30, 2011 and December 31, 2010, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of June 30, 2011 and December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $64,000 and $146,000, respectively. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended June 30, 2011 and 2010, Viad recorded a tax-related interest expense credit of $47,000 and expense of $4,000, respectively. During the six months ended June 30, 2011 and 2010, Viad recorded a tax-related interest expense credit of $82,000 and expense of $16,000, respectively.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2011 and December 31, 2010. In addition, as of June 30, 2011 and December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $369,000 and $351,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of both June 30, 2011 and December 31, 2010, liabilities associated with uncertain tax positions (including interest and penalties) of $1.1 million were classified as non-current liabilities, respectively.
Note 13. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2011	2010	2011	2010	2011	2010
	(in thousands)
Service cost	$37	$53	$37	$27	$94	$76
Interest cost	300	311	232	265	186	195
Expected return on plan assets	(141)	(149)	(33)	(41)	(171)	(151)
Amortization of prior service cost (credit)	—	10	(319)	(293)	—	—
Recognized net actuarial loss	171	138	160	156	—	—

Net periodic benefit cost	$367	$363	$77	$114	$109	$120

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the six months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2011	2010	2011	2010	2011	2010
	(in thousands)
Service cost	$74	$106	$74	$54	$185	$151
Interest cost	600	622	464	530	369	387
Expected return on plan assets	(282)	(298)	(66)	(82)	(337)	(299)
Amortization of prior service cost (credit)	—	20	(638)	(586)	—	—
Recognized net actuarial loss	341	277	320	313	—	—

Net periodic benefit cost	$733	$727	$154	$229	$217	$239

Viad expects to contribute $1.7 million to its funded pension plans, $959,000 to its unfunded pension plans and $500,000 to its postretirement benefit plans in 2011. As of June 30, 2011, Viad had contributed $524,000 to its funded pension plans, $476,000 to its unfunded pension plans and $71,000 to its postretirement benefit plans.
Note 14. Restructuring Charges
During the six months ended June 30, 2011, Viad recorded aggregate restructuring charges of $1.5 million primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations. The restructuring liabilities at June 30, 2011 related to future lease payment obligations will be made over the remaining lease terms and severance and employee benefits are expected to be paid by the end of 2011.
The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity for the six months ended June 30, 2011:

	Marketing & Events
	Group Consolidation		Other Restructurings
	Severance &		Severance &
	Employee		Employee
	Benefits	Facilities	Benefits	Facilities	Total
	(in thousands)

Balance at January 1, 2011	$1,106	$5,051	$197	$1,642	$7,996
Restructuring charges	439	1,036	—	—	1,475
Cash payments	(1,190)	(849)	(197)	(141)	(2,377)
Adjustment to liability	(128)	—	—	(192)	(320)
Foreign currency translation adjustment	33	9	—	—	42

Balance at June 30, 2011	$260	$5,247	$—	$1,309	$6,816

Note 15. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2011, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of June 30, 2011, there was a remaining environmental remediation liability of $6.0 million related to previously sold operations of which $1.1 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.9 million under the caption “Other deferred items and liabilities.”

As of June 30, 2011, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2011 would be $32.4 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2011, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for six one-year periods and now expires on December 31, 2011. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 70 percent of its 2010 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns its Glacier Park Lodge operations in East Glacier, Montana, Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 25 percent of Travel & Recreation Group’s full year 2010 segment operating income.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$150,170	$144,460	$381,865	$313,869
International	66,973	56,059	120,927	106,426
Intersegment eliminations	(2,408)	(4,609)	(3,719)	(7,445)

	214,735	195,910	499,073	412,850
Travel & Recreation Group	23,957	22,389	29,717	29,802

	$238,692	$218,299	$528,790	$442,652

Segment operating income (loss):
Marketing & Events Group:
U.S.	$205	$(2,297)	$18,139	$(2,346)
International	6,650	6,532	10,435	9,169

	6,855	4,235	28,574	6,823
Travel & Recreation Group	3,007	3,490	(1,453)	1,101

	9,862	7,725	27,121	7,924
Corporate activities	(1,576)	(2,058)	(2,847)	(2,702)

	8,286	5,667	24,274	5,222
Interest income	176	88	390	184
Interest expense	(380)	(473)	(792)	(966)
Restructuring charges:
Marketing & Events U.S.	(1,206)	(272)	(1,475)	(2,325)
Travel & Recreation Group	—	(235)	—	(235)
Corporate	—	(52)	—	(52)

Income before income taxes	$6,876	$4,723	$22,397	$1,828

	June 30,	December 31,
	2011	2010
	(in thousands)
Assets:
Marketing & Events U.S.	$256,626	$235,965
Marketing & Events International	83,823	83,441
Travel & Recreation Group	202,314	157,562
Corporate and other	102,960	139,535

	$645,723	$616,503

Note 17. Impact of Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to fair value measurement and disclosure requirements, which is codified in Accounting Standards Codification (“ASC”) Topic 820. The new guidance is intended to clarify the application of existing fair value measurement and disclosure requirements, and also changes certain principles and disclosures. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and Viad is currently evaluating whether or not the new guidance will have a material impact on its financial condition and results of operations.
In June 2011, the FASB issued new guidance related to the presentation of comprehensive income, which is codified in ASC Topic 220. The new guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in one of two formats: 1) in a single continuous statement, or 2) in two separate but consecutive statements. The guidance also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and will not have an impact of Viad’s financial condition or results of operations.

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
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”) and Glacier Park, Inc. (“Glacier Park”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad.
The following are financial highlights of the second quarter of 2011 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)
•	Total revenues of $238.7 million compared to $218.3 million in the second quarter of 2010
•	Net income attributable to Viad of $4.5 million compared to $3.0 million in the second quarter of 2010
•	Diluted income per share of $0.22 compared to $0.15 in the second quarter of 2010
•	Purchase of St. Mary Lodge & Resort for $15.3 million
•
Restructuring charges of $1.2 million primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations

•	Cash and cash equivalents totaled $107.3 million as of June 30, 2011
•	Debt was $4.2 million as of June 30, 2011
Marketing & Events U.S.
•	Revenues of $150.2 million, an increase of 4.0 percent from the second quarter of 2010
•	Segment operating income of $205,000, as compared to a loss of $2.3 million in the second quarter of 2010
Marketing & Events International
•	Revenues of $67.0 million, an increase of 19.5 percent from the second quarter of 2010
•	Segment operating income of $6.7 million, an increase of 1.8 percent from the second quarter of 2010
Travel & Recreation Group
•	Revenues of $24.0 million, an increase of 7.0 percent from the second quarter of 2010
•	Segment operating income of $3.0 million, a decrease of 13.8 percent from the second quarter of 2010
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

Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to this non-GAAP measure is net income attributable to Viad. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses or recoveries and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of the Company’s performance.
A reconciliation of Adjusted EBITDA to net income attributable to Viad is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Adjusted EBITDA	$14,775	$12,491	$37,845	$17,014
Interest expense	(380)	(473)	(792)	(966)
Income tax expense	(2,588)	(1,790)	(8,488)	(1,998)
Depreciation and amortization	(7,322)	(7,200)	(14,293)	(14,004)

Net income attributable to Viad	$4,485	$3,028	$14,272	$46

The increase in Adjusted EBITDA of $2.3 million for the second quarter of 2011 compared to the second quarter of 2010 was primarily driven by higher segment operating results at the Marketing & Events U.S. segment. The increase in Adjusted EBITDA of $20.8 million for the first six months of 2011 compared to 2010 was primarily due to higher segment operating results at the Marketing & Events U.S. segment and lower restructuring charges, partially offset by lower segment operating results at the Travel & Recreation Group. See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of Second Quarter of 2011 to the Second Quarter of 2010
Revenues for the second quarter of 2011 increased 9.3 percent to $238.7 million compared to $218.3 million in the second quarter of 2010. Viad’s income before income taxes was $6.9 million for the second quarter of 2011 compared to $4.7 million in the second quarter of 2010. Net income attributable to Viad for the second quarter of 2011 was $4.5 million, or $0.22 per diluted share, compared to $3.0 million, or $0.15 per diluted share, in the second quarter of 2010. The improved results were primarily due to higher revenues from the Marketing & Events Group. Restructuring charges in the second quarter of 2011 were $1.2 million compared to $559,000 in the 2010 second quarter, both primarily related to reorganization activities in the Marketing & Events Group, including the elimination of certain positions as well as facility consolidations.

During the second quarter of 2011, foreign exchange rate variances resulted in increases of $7.2 million in revenues and $916,000 in segment operating income as compared to the second quarter of 2010. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the second quarter:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2011	2010	(thousands)	2011	2010	(thousands)
Marketing & Events Group:
Canada	$1.04	$0.97	$1,355	$1.05	$0.97	$102
United Kingdom	$1.64	$1.50	$3,831	$1.64	$1.50	$467

Travel & Recreation Group:
Canada	$1.04	$0.96	$1,448	$1.04	$0.95	$377
Accordingly, Viad’s second quarter results were impacted by the strengthening of the Canadian dollar and British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $150.2 million for the second quarter of 2011, up 4.0 percent compared to $144.5 million in the second quarter of 2010. The increase was primarily due to base same-show revenue increases of 5.8 percent and increased exhibitor spending, partially offset by negative show rotation revenue of approximately $2 million. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 29.4 percent of 2011 second quarter Marketing & Events U.S. revenues. Segment operating income was $205,000 in the second quarter of 2011, compared to a loss of $2.3 million in the second quarter of 2010. The improved operating results were primarily due to increases in revenues and continued cost control.
Revenues for the Marketing & Events International segment were $67.0 million for the second quarter of 2011, up 19.5 percent compared to $56.1 million in the second quarter of 2010. Segment operating income was $6.7 million in the second quarter of 2011, compared to $6.5 million in the second quarter of 2010. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which resulted in increases of $5.7 million in revenue and $540,000 in segment operating income, as compared to the second quarter of 2010. Excluding exchange rate variances, 2011 second quarter revenues increased by $5.2 million, or 9.2 percent, due to positive show rotation revenue of about $8 million, and operating income decreased by $422,000 primarily due to a less favorable mix of revenues and higher compensation expenses, including merit increases and the reinstatement of temporary wage reductions.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the third quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the 2010 second quarter and increased in each of the following four quarters.
For the 2011 full year, management expects U.S. same-show revenues to increase at a mid to high single-digit rate and that show rotation will positively impact revenues by approximately $15 million as revenue from non-annual shows during 2011 is expected to exceed revenues from non-annual shows that took place during 2010. Additionally, management anticipates that foreign currency exchange rate variances versus 2010 will have a favorable impact on Marketing & Events Group 2011 full year revenues and operating income of approximately $12 million and $700,000, respectively. Management remains focused on improving the profitability of the U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.
The Marketing & Events Group is subject to multiple collective bargaining agreements that affect labor costs, about one-fourth of which expire each year. Although labor relations between the Company and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $24.0 million for the second quarter of 2011, up 7.0 percent compared to second quarter 2010 revenues of $22.4 million. Segment operating income was $3.0 million, as compared to $3.5 million in the second quarter of 2010. As discussed above, foreign exchange rate variances had a favorable impact on segment revenues and operating income of $1.4 million and $377,000, respectively, as compared to the 2010 second quarter. Excluding exchange rate variances, 2011 second quarter revenues increased by $120,000, or 0.5 percent, and operating income decreased by $860,000. The revenue growth was primarily due to the addition of Grouse Mountain Lodge and stronger demand for Brewster’s packaged tours and attractions. These improvements were largely offset by lower revenues from Many Glacier Hotel, a property operated by Glacier Park, resulting from planned construction that reduced the number of rooms available during 2011 as compared to 2010, as well as poor weather conditions in Glacier National Park. The decrease in segment operating income versus the 2010 second quarter was primarily due to lower revenues at Many Glacier Hotel (which has a high flow through to operating income) and a seasonal operating loss at Grouse Mountain Lodge.
The Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. Management expects 2011 results from the Travel & Recreation Group segment to benefit from improved tourism demand versus 2010. Management anticipates lower revenues at Many Glacier Hotel due to the planned construction discussed above. However, management expects the acquisitions of Grouse Mountain Lodge and St. Mary Lodge & Resort (“St. Mary”), which are located near Glacier National Park, to more than offset the revenue decline at Many Glacier Hotel. The Company acquired the 145-room Grouse Mountain Lodge on January 5, 2011 for $10.5 million in cash and the 115-room St. Mary Lodge & Resort on June 29, 2011 for $15.3 million in cash. Additionally, management anticipates that foreign currency exchange rate variances versus 2010 will have a favorable impact on Travel & Recreation Group segment 2011 full year revenues and operating income of approximately $4.7 million and $1.3 million, respectively.
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
Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for six one-year periods and now expires on December 31, 2011. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 70 percent of its 2010 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns its Glacier Park Lodge operations in East Glacier, Montana, Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 25 percent of Travel & Recreation Group’s full year 2010 segment operating income.
Restructuring Charges. Viad recorded restructuring charges of $1.2 million in the second quarter of 2011, compared to $559,000 in the second quarter of 2010. Both charges primarily related to reorganization activities, comprised of the elimination of certain positions as well as facility consolidations.
Income Taxes. The effective tax rate in the second quarter of 2011 was 37.6 percent, compared to 37.9 percent in the second quarter of 2010.
Comparison of First Six Months of 2011 to the First Six Months of 2010
Revenues for the first six months of 2011 increased 19.5 percent to $528.8 million from $442.7 million during the first six months of 2010. Viad’s income before income taxes was $22.4 million compared to $1.8 million in 2010. Net income attributable to Viad for the first six months of 2011 was $14.3 million, or $0.70 per diluted share, compared to $46,000 during the first six months of 2010. These increases were primarily due to higher revenues from the Marketing & Events Group. Net restructuring charges in the first six months of 2011 were $1.5 million compared to $2.6 million in the first six months of 2010, both primarily related to reorganization activities in the Marketing & Events Group, including the elimination of certain positions as well as facility consolidations. During the first six months of 2011, foreign exchange rate variances resulted in increases of $9.7 million and $929,000 in revenues and segment operating income, respectively, as compared to the first six months of 2010.

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first six months of the year:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2011	2010	(thousands)	2011	2010	(thousands)
Marketing & Events Group:
Canada	$1.03	$0.96	$2,476	$1.06	$0.97	$125
United Kingdom	$1.62	$1.52	$4,882	$1.63	$1.51	$621

Travel & Recreation Group:
Canada	$1.03	$0.96	$1,777	$1.09	$0.95	$193
Accordingly, Viad’s six-month results were impacted by the strengthening of the Canadian dollar and the British pound relative to the U.S. dollar. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $381.9 million for the first six months of 2011, up 21.7 percent from $313.9 million in 2010. Segment operating income was $18.1 million in the first six months of 2011, compared to an operating loss of $2.3 million in 2010. These increases were primarily due to positive show rotation of about $38 million, base same-show revenue increases of 11.1 percent and increased exhibitor spending. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 38 percent of revenues for the first six months of 2011 for the Marketing & Events U.S. segment.
Revenues for the Marketing & Events International segment were $120.9 million for the first six months of 2011, up 13.6 percent from $106.4 million in 2010. Segment operating income was $10.4 million in the first six months of 2011 compared to $9.2 million in 2010. As discussed above, results in this segment were impacted by exchange rates during the first six months of 2011 resulting in increases of $8.0 million and $736,000 in revenues and segment operating income, respectively, as compared to 2010. Excluding exchange rate variances, revenues for the first six months of 2011 increased by $6.5 million, or 6.1 percent, and segment operating income increased by $530,000. These increases were primarily due to positive show rotation revenue of about $10 million and new show wins, which more than offset 2010 first quarter revenues from a major project for the 2010 Winter Olympic Games in Canada. Operating results for the first six months of 2011 also reflect higher compensation expenses, including merit increases and the reinstatement of temporary wage reductions, as compared to the first six months of 2010.
Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $29.7 million for the first six months of 2011, down 0.3 percent compared to 2010 revenues of $29.8 million. Segment operating loss was $1.5 million compared to operating income of $1.1 million in 2010. As discussed above, results in this segment were impacted by exchange rate variances during the first six months of 2011 resulting in increases of $1.8 million and $193,000 in revenues and segment operating income, respectively, as compared to 2010. Excluding exchange rate variances, revenues for the first six months of 2011 decreased by $1.9 million, or 6.2 percent, and operating results decreased by $2.7 million. Results for the first six months of 2010 included higher revenue from transportation business related to the 2010 Winter Olympic and Paralympic Games and higher revenues from Many Glacier Hotel, which had fewer rooms available during the 2011 period due to planned construction. Results for the first six months of 2011 included the year-round Grouse Mountain Lodge, acquired on January 5, 2011, which provided incremental revenues with a seasonal operating loss.
Restructuring Charges. Viad recorded restructuring charges of $1.5 million in the first six months of 2011, compared to $2.6 million in the 2010 period. The charges both primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations.

Income Taxes. The effective tax rate in the first six months of 2011 on income before income taxes was 37.9 percent, compared to 109.3 percent in the comparable period in 2010. The high rate in 2010 was primarily due to the charge in 2010 of $1.3 million related to healthcare legislation. Excluding this item, the effective tax rate in the first six months of 2010 would have been 39.3 percent.
Liquidity and Capital Resources:
Cash and cash equivalents were $107.3 million as of June 30, 2011 as compared to $145.8 million as of December 31, 2010, with the decrease primarily due to business acquisitions and capital expenditures. During the six months ended June 30, 2011, the Company generated net cash flows from operating activities of $6.0 million primarily driven by operating results, mostly offset by changes in working capital (primarily an increase in accounts receivable of $43.6 million). Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
Viad’s total debt as of June 30, 2011 was $4.2 million compared to $9.1 million as of December 31, 2010. The debt-to-capital ratio was 0.010 to 1 as of June 30, 2011 compared with 0.023 to 1 as of December 31, 2010. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
On May 18, 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. On April 28, 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of June 30, 2011, Viad had $125.4 million of capacity remaining under its Credit Facility reflecting issued letters of credit of $4.6 million.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
Viad’s financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (and a ratio of not less than 2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of June 30, 2011, the fixed-charge coverage and leverage ratios were 3.16 to 1 and 0.25 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2011, Viad was in compliance with all covenants.
As of June 30, 2011, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2011 would be $32.4 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Capital expenditures for the first six months of 2011 totaled $12.8 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment. For the first six months of 2010, capital expenditures totaled $8.4 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and equipment at the Travel & Recreation Group.
On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. On June 29, 2011, Viad completed the acquisition of St. Mary for $15.3 million in cash.
In March 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs). The asset was previously held for sale at the Travel & Recreation Group.

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the first six months of 2011 or 2010. As of June 30, 2011, 304,381 shares remain available for repurchase. Subsequent to June 30, 2011 and prior to the filing of this quarterly report, during the period from August 5, 2011 through August 8, 2011, Viad repurchased an additional 28,900 shares for $528,000. Additionally, during the first six months of 2011 and 2010, the Company repurchased 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on share-based awards.
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2011 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of June 30, 2011, there was a remaining environmental remediation liability of $6.0 million related to previously sold operations of which $1.1 million was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.9 million under the caption “Other deferred items and liabilities.”
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2011, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
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

As of June 30, 2011, Viad had total goodwill of $133.8 million consisting of $85.8 million related to the Marketing & Events Group and $48.0 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $23.1 million relates to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of June 30, 2011, the amount of goodwill assigned to the reporting units in the United Kingdom (Melville) and Canada was $13.7 million and $9.4 million, respectively. Also, as of June 30, 2011, the Brewster and Glacier Park operating segments (within the Travel & Recreation Group) had goodwill of $44.1 million and $3.9 million (acquired in the first six months of 2011), respectively. Brewster and Glacier Park are considered reporting units for goodwill impairment testing purposes.
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
As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of June 30, 2011, Viad had aggregate goodwill of $133.8 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2010, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 80 percent, 69 percent and 69 percent, respectively, for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 50 percent as of the most recent impairment test. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment.
Income taxes — As of June 30, 2011 and December 31, 2010, Viad had gross deferred tax assets of $63.5 million and $67.1 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
During 2010 and 2009, Viad recorded pre-tax losses from its operations in the United States. The Company considered the negative evidence of these domestic pre-tax operating losses on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses were not tax deductible and thus did not contribute to tax losses in 2009. As of both June 30, 2011 and December 31, 2010, Viad had a valuation allowance of $411,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In light of the Company’s domestic operating losses in 2010 and 2009, and the continued uncertainties in the current economic environment, it is possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of June 30, 2011 and December 31, 2010, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. However, as of June 30, 2011 and December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $64,000 and $146,000, respectively.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2011 and December 31, 2010. In addition, as of June 30, 2011 and December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $369,000 and $351,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $22.7 million as of June 30, 2011. Of this total, $15.4 million related to workers’ compensation liabilities and the remaining $7.3 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $7.3 million as of June 30, 2011, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $3.4 million and $2.7 million for the first six months of 2011 and 2010, respectively.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.7 million to its funded pension plans and $959,000 to its unfunded pension plans in 2011, of which the Company has contributed $524,000 and $476,000 as of June 30, 2011, respectively.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $500,000 to the plans in 2011, of which $71,000 has been contributed as of June 30, 2011.
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
The weighted-average assumptions used to determine the postretirement benefit obligation as of December 31, 2010 were as follows:

	Domestic Plans
			Postretirement
	Funded Plans	Unfunded Plans	Benefit Plans	Foreign Plans
Discount rate	5.45%	5.10%	5.10%	5.10%
The weighted-average assumptions used to determine the 2010 net periodic benefit cost were as follows:

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
Share-based compensation — The fair values of restricted stock and performance-based restricted stock awards are based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility; the expected period of time the stock option will remain outstanding; the expected dividend yield on Viad common stock, and the risk-free interest rate. Changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s results of operations.
Impact of Recent Accounting Pronouncements:
For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 17 of notes to consolidated financial statements.
Forward-Looking Statements:
As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2010 Annual Report.

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
Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $44.6 million and $39.0 million as of June 30, 2011 and December 31, 2010, respectively. During the three and six months ended June 30, 2011, unrealized foreign currency translation gains of $2.1 million and $5.6 million, respectively, were recorded in other comprehensive income.

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
The following table summarizes the effect of foreign exchange rate variances on segment operating income from Viad’s Canadian and United Kingdom operations for the three months ended June 30:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2011	2010	(thousands)
Canadian Operations:
Marketing & Events Group	$1.05	$0.97	$102
Travel & Recreation Group	$1.04	$0.95	$377

United Kingdom Operations:
Marketing & Events Group	$1.64	$1.50	$467
The following table summarizes the effect of foreign exchange rate variances on segment operating income from Viad’s Canadian and United Kingdom operations for the six months ended June 30:

	Weighted Average		Effect of Rate
	Exchange Rates		Variance
	2011	2010	(thousands)
Canadian Operations:
Marketing & Events Group	$1.06	$0.97	$125
Travel & Recreation Group	$1.09	$0.95	$193

United Kingdom Operations:
Marketing & Events Group	$1.63	$1.51	$621
As the Canadian operations generated aggregate operating income for the second quarter of 2011, Viad’s segment operating income has been favorably impacted by $479,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated aggregate operating income in the second quarter of 2011, Viad’s segment operating income has been favorably impacted by $467,000 from the strengthening of the British pound relative to the U.S. dollar. As the Canadian operations generated aggregate operating income for the first six months of 2011, Viad’s segment operating income has been favorably impacted by $318,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated aggregate operating income in the first six months of 2011, Viad’s segment operating income has been favorably impacted by $621,000 from the strengthening of the British pound relative to the U.S. dollar.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. On April 28, 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of June 30, 2011, Viad did not have any variable rate debt outstanding under the Credit Facility.

Item 4.	Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2011, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

During the second quarter of 2011, there were changes in the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. In particular, for the Marketing & Events U.S. segment, the Company consolidated its Roselle, Illinois accounting office into the existing accounting operation in Las Vegas, Nevada. The consolidated accounting function continues to utilize the Oracle financial application; however, additional functionality was added to Oracle to accommodate the Marketing & Events U.S. segment’s billing process for a portion of the business. The consolidation of these accounting functions was part of a planned business upgrade and was not made in response to any deficiency in the Company’s internal control over financial reporting.
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
Set forth below is a table showing the total number of shares of Viad common stock repurchased during the second quarter of 2011 by Viad from certain individuals surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans or
Period	Purchased (#)	($)	Programs	Programs (1)
May 2011	475	22.09	—	304,381

Total	475	22.09	—	304,381

(1)
Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the second quarter of 2011. As of June 30, 2011, 304,381 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.

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

VIAD CORP (Registrant)

August 9, 2011	By	/s/ G. Michael Latta

(Date)		G. Michael Latta
Chief Accounting Officer — Controller (Chief Accounting Officer and Authorized Officer)