Form 10-Q/A
period 2011-06-30
VIAD CORP
filed 2011-09-01
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Viad Corp for the quarter ended June 30, 2011, as originally filed with the Securities and Exchange Commission on August 9, 2011, for the sole purpose of furnishing the Interactive Data Files in Exhibit 101 in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, and the Form 10-Q has not been updated to reflect additional events occurring subsequent to the original filing date.

Item 6.	Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 101.INS	XBRL Instance Document**

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed as an exhibit to the Form 10-Q.
**
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP (Registrant)

September 1, 2011	By	/s/ G. Michael Latta

(Date)		G. Michael Latta
Chief Accounting Officer — Controller (Chief Accounting Officer and Authorized Officer)