Form 10-Q
period 2011-09-30
VIAD CORP
filed 2011-11-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-11015
VIAD CORP
(Exact name of registrant as specified in its charter)

Delaware	36-1169950

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1850 North Central Avenue, Suite 1900
Phoenix, Arizona	85004-4565

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, there were 20,124,707 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$104,553	$145,841
Accounts receivable, net of allowance for doubtful accounts of $1,624 and $1,172, respectively	61,931	47,187
Inventories	40,410	38,670
Deferred income taxes	22,922	22,057
Other current assets	19,559	17,160

Total current assets	249,375	270,915
Property and equipment, net	174,022	149,346
Other investments and assets	31,911	31,363
Deferred income taxes	35,901	35,875
Goodwill	131,909	127,441
Other intangible assets, net	2,278	1,563

Total Assets	$625,396	$616,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,089	$47,933
Other current liabilities	96,256	96,749
Current portion of long-term debt and capital lease obligations	2,200	6,639

Total current liabilities	156,545	151,321
Long-term debt and capital lease obligations	1,420	2,438
Pension and postretirement benefits	32,603	33,008
Other deferred items and liabilities	43,558	43,025

Total liabilities	234,126	229,792

Commitments and contingencies (Note 15)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	599,347	606,902
Retained deficit	(6,145)	(19,229)
Unearned employee benefits and other	(3,520)	(4,433)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	183	282
Cumulative foreign currency translation adjustments	31,519	38,979
Unrecognized net actuarial loss and prior service credit	(10,543)	(10,410)
Common stock in treasury, at cost, 4,809,459 and 4,710,988 shares, respectively	(265,400)	(270,534)

Total Viad Corp stockholders’ equity	382,843	378,959
Noncontrolling interest	8,427	7,752

Total stockholders’ equity	391,270	386,711

Total Liabilities and Stockholders’ Equity	$625,396	$616,503

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Convention and event services	$121,157	$130,609	$529,963	$464,465
Exhibits and environments	30,540	32,550	120,807	111,544
Travel and recreation services	64,472	51,985	94,189	81,787

Total revenues	216,169	215,144	744,959	657,796

Costs and expenses:
Costs of services	180,517	170,354	595,554	517,905
Costs of products sold	30,240	34,871	116,872	122,048
Corporate activities	2,356	1,749	5,203	4,451
Interest income	(198)	(174)	(588)	(358)
Interest expense	373	472	1,165	1,438
Restructuring charges	75	183	1,550	2,795

Total costs and expenses	213,363	207,455	719,756	648,279

Income before income taxes	2,806	7,689	25,203	9,517
Income tax expense	523	1,911	9,011	3,909

Net income	2,283	5,778	16,192	5,608
Net income attributable to noncontrolling interest	(1,038)	(982)	(675)	(766)

Net income attributable to Viad	$1,245	$4,796	$15,517	$4,842

Diluted income per common share
Net income attributable to Viad common stockholders	$0.06	$0.23	$0.76	$0.24

Weighted-average outstanding and potentially dilutive common shares	20,033	20,309	20,089	20,332

Basic income per common share
Net income attributable to Viad common stockholders	$0.06	$0.23	$0.76	$0.24

Weighted-average outstanding common shares	19,711	20,001	19,768	20,037

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$2,283	$5,778	$16,192	$5,608

Other comprehensive income (loss):
Holding gains (losses) arising during the period, net of tax	(160)	97	(99)	78
Unrealized foreign currency translation adjustments, net of tax	(13,072)	6,693	(7,460)	2,783
Net actuarial loss, net of tax	51	183	459	(1,188)
Prior service credit, net of tax	(197)	(175)	(592)	(470)

Total other comprehensive income (loss)	(13,378)	6,798	(7,692)	1,203

Comprehensive income (loss)	(11,095)	12,576	8,500	6,811
Comprehensive income attributable to noncontrolling interest	(1,038)	(982)	(675)	(766)

Comprehensive income (loss) attributable to Viad	$(12,133)	$11,594	$7,825	$6,045

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$16,192	$5,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,882	21,314
Deferred income taxes	548	(5,217)
Restructuring charges	1,550	2,795
Losses (gains) on dispositions of property and other assets	(64)	51
Share-based compensation expense	3,284	2,748
Excess tax benefit from share-based compensation arrangements	(54)	—
Other non-cash items, net	3,532	3,281
Change in operating assets and liabilities:
Receivables	(16,154)	(12,801)
Inventories	(883)	8,723
Accounts payable	12,665	12,536
Restructuring liabilities	(3,362)	(5,866)
Accrued compensation	3,536	7,018
Customer deposits	(3,975)	2,670
Income taxes payable	2,036	1,983
Other assets and liabilities, net	(5,665)	429

Net cash provided by operating activities	35,068	45,272

Cash flows from investing activities:
Capital expenditures	(17,251)	(11,609)
Acquisition of businesses, net of cash acquired	(41,105)	—
Proceeds from dispositions of property and other assets	315	14,630

Net cash provided by (used in) investing activities	(58,041)	3,021

Cash flows from financing activities:
Payments on debt and capital lease obligations	(6,544)	(3,944)
Dividends paid on common stock	(2,435)	(2,466)
Common stock purchased for treasury	(5,230)	(6,906)
Debt issuance costs	(1,001)	—
Excess tax benefit from share-based compensation arrangements	54	—
Proceeds from exercise of stock options	163	38

Net cash used in financing activities	(14,993)	(13,278)

Effect of exchange rate changes on cash and cash equivalents	(3,322)	770

Net increase (decrease) in cash and cash equivalents	(41,288)	35,785
Cash and cash equivalents, beginning of year	145,841	116,342

Cash and cash equivalents, end of period	$104,553	$152,127

Supplemental disclosure of cash flow information
Income taxes	$7,805	$5,680

Interest	$804	$792

Equipment acquired under capital leases	$1,097	$590

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation and Principles of Consolidation
The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Denali”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Denali operates the Denali Backcountry Lodge, which is the largest of three lodges located within Denali National Park and Preserve in Alaska, and the Denali Cabins, which are located near the entrance to Denali National Park. In addition to lodging, Denali also provides food and beverage operations, and packaged tour and transportation services in and around the park.
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Stock options	$146	$152	$476	$415
Restricted stock/performance-based restricted stock (“PBRS”)	794	736	2,409	2,211
Restricted stock units/PBRS units	(35)	60	54	125
Performance unit incentive plan (“PUP”)	86	—	345	(3)

Total share-based compensation before income tax benefit	991	948	3,284	2,748
Income tax benefit	(358)	(329)	(1,163)	(957)

Total share-based compensation, net of income tax benefit	$633	$619	$2,121	$1,791

In addition, $124,000 and $509,000 of costs associated with share-based compensation (including $43,000 for the nine months ended September 30, 2010 of restricted stock units and PBRS units presented below) were included in restructuring charges during the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes restricted stock and PBRS activity during the nine months ended September 30, 2011:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2011	478,499	$21.51	18,830	$33.02
Granted	177,350	22.91	—	—
Vested	(91,212)	31.31	(18,414)	33.42
Forfeited	(4,400)	21.19	—	—

Balance at September 30, 2011	560,237	20.36	416	15.36

The unamortized cost of all outstanding restricted stock and PBRS awards as of September 30, 2011 was $4.4 million, which Viad expects to recognize in its consolidated financial statements over a weighted-average period of approximately 2.4 years. During the nine months ended September 30, 2011 and 2010, the Company repurchased 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on vested share-based awards. As of September 30, 2011, there were 997,903 total shares available for future grant.
The following table summarizes the liability-based award activity during the nine months ended September 30, 2011:

	Restricted Stock Units		PBRS Units		PUP Awards
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Balance at January 1, 2011	26,050	$17.18	3,914	$15.36	102,960	$33.81
Granted	12,550	23.01	—	—	95,500	23.02
Vested	—	—	(1,958)	15.36	—	—
Cancelled	—	—	—	—	(102,960)	33.81

Balance at September 30, 2011	38,600	19.07	1,956	15.36	95,500	23.02

As of September 30, 2011 and December 31, 2010, Viad had liabilities recorded of $409,000 and $407,000, respectively, related to restricted stock unit and PBRS unit liability awards. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and cash payouts of $52,000 and $37,000 were distributed in January 2011 and March 2010, respectively.
As of September 30, 2011, Viad had a liability recorded of $345,000 related to PUP awards. The PUP awards for the 2007-2009 period vested effective December 31, 2009 and a cash payout of $19,000 was distributed in March 2010. No cash payouts of PUP awards were made during the nine months ended September 30, 2011. In March 2011, 102,960 PUP awards for the 2008-2010 period were cancelled as the performance conditions related to those awards were not achieved.
The following table summarizes stock option activity during the nine months ended September 30, 2011:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at January 1, 2011	763,794	$23.38	451,194
Exercised	(7,866)	20.56
Forfeited or expired	(147,911)	24.42

Options outstanding at September 30, 2011	608,017	23.17	401,438

The total unrecognized cost related to non-vested stock option awards was $812,000 as of September 30, 2011, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.7 years. No stock options were granted during the nine months ended September 30, 2011.
In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of September 30, 2011, there were 10,864 of such options outstanding and exercisable, both with exercise prices ranging from $19.57 to $26.31. The weighted-average remaining contractual life of these options outstanding was less than one year. During the nine months ended September 30, 2011, 100 options were exercised by MoneyGram participants at an exercise price of $19.57.

Note 3. Acquisition of Businesses
On September 16, 2011, Viad acquired the Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. Denali Backcountry Lodge is the largest of three lodges located within Denali National Park and Preserve in Alaska and Denali Cabins consist of 46 guest cabins near the entrance to Denali National Park. Denali will operate as a separate business unit within the Travel & Recreation Group. The following information represents the preliminary amounts assigned to the assets and liabilities of Denali as of the date of acquisition:

(in thousands)
Other current assets	$43
Property and equipment	11,090
Goodwill	3,482
Other intangible assets	818

Total assets acquired	15,433

Customer deposits	(38)
Other current liabilities	(90)

Total liabilities acquired	(128)

Purchase price	$15,305

The Company recorded $3.5 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The entire amount of the goodwill is expected to be deductible for tax purposes over a period of 15 years. The amount assigned to other intangible assets includes $633,000 related to non-amortized trade names, $100,000 related to customer relationships and $85,000 related to a non-compete agreement. Transaction costs related to the acquisition were insignificant. The results of operations of Denali have been included in Viad’s consolidated financial statements from the date of acquisition.
On June 29, 2011, Viad acquired St. Mary Lodge & Resort (“St. Mary”) for $15.3 million in cash. St. Mary is a 115-room hotel located outside of Glacier National Park’s east entrance and is operated by Glacier Park within the Travel & Recreation Group. The following information represents the preliminary amounts assigned to the assets and liabilities of St. Mary as of the date of acquisition:

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
The following table summarizes the unaudited pro forma results of operations of Viad for the three and nine months ended September 30, 2011 and 2010, assuming that the acquisitions of Denali, St. Mary and Grouse Mountain Lodge had each been completed at the beginning of each period:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenue	$221,335	$227,169	$752,868	$673,567
Net income attributable to Viad	$2,869	$7,114	$17,158	$6,852
Diluted net income per share	$0.14	$0.35	$0.84	$0.33
Basic net income per share	$0.14	$0.35	$0.84	$0.33
Note 4. Inventories
The components of inventories were as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$18,143	$18,488
Work in process	22,267	20,182

Inventories	$40,410	$38,670

Note 5. Property and Equipment
Property and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Land	$17,846	$9,139
Buildings and leasehold improvements	109,729	89,945
Equipment and other	306,617	299,558

	434,192	398,642
Accumulated depreciation	(260,170)	(249,296)

Property and equipment, net	$174,022	$149,346

Depreciation expense for the three months ended September 30, 2011 and 2010 was $7.4 million and $7.1 million, respectively, and for the nine months ended September 30, 2011 and 2010 was $21.3 million and $20.6 million, respectively.
In March 2010, Viad completed the sale of a non-strategic real estate asset within the Travel & Recreation Group consisting of land, building and related improvements for $14.3 million (net of selling costs).
Note 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2011	$62,686	$22,455	$42,300	$127,441
Business acquisitions	—	—	7,396	7,396
Foreign currency translation adjustments	—	(465)	(2,463)	(2,928)

Balance at September 30, 2011	$62,686	$21,990	$47,233	$131,909

A summary of other intangible assets as of September 30, 2011 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$2,587	$(1,540)	$1,047
Non-compete agreement	85	—	85
Proprietary technology	517	(505)	12
Other	67	(26)	41

	3,256	(2,071)	1,185

Unamortized intangible assets:
Trade names	633	—	633
Business licenses	460	—	460

	1,093	—	1,093

Total	$4,349	$(2,071)	$2,278

A summary of amortized other intangible assets as of December 31, 2010 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Customer contracts and relationships	$2,506	$(1,135)	$1,371
Proprietary technology	517	(448)	69
Design libraries	175	(110)	65
Other	166	(108)	58

	$3,364	$(1,801)	$1,563

Intangible asset amortization expense for the three months ended September 30, 2011 and 2010 was $185,000 and $238,000, respectively, and $568,000 and $721,000 for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)

2011	$265
2012	$434
2013	$349
2014	$119
2015	$18

Note 7. Accrued Liabilities and Other
Other current liabilities consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Continuing operations:
Customer deposits	$40,257	$43,411
Accrued compensation	21,679	17,599
Self-insured liability accrual	7,819	8,278
Accrued foreign income taxes	5,004	2,852
Accrued employee benefit costs	3,232	3,127
Accrued restructuring	1,840	4,272
Accrued sales and use taxes	1,454	2,990
Accrued dividends	826	827
Other	12,182	11,084

	94,293	94,440

Discontinued operations:
Environmental remediation liabilities	936	1,124
Self-insured liability accrual	493	552
Other	534	633

	1,963	2,309

Total other current liabilities	$96,256	$96,749

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Continuing operations:
Self-insured liability accrual	$13,442	$14,330
Accrued compensation	4,984	5,129
Accrued restructuring	3,972	3,724
Foreign deferred tax liability	1,584	1,582
Accrued income taxes	—	146
Other	5,877	3,945

	29,859	28,856

Discontinued operations:
Self-insured liability accrual	6,607	6,898
Environmental remediation liabilities	4,897	4,953
Accrued income taxes	1,015	987
Other	1,180	1,331

	13,699	14,169

Total other deferred items and liabilities	$43,558	$43,025

Note 8. Debt
On May 18, 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. On April 28, 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of September 30, 2011, Viad’s total debt of $3.6 million consisted entirely of capital lease obligations. As of September 30, 2011, Viad had $125.4 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $4.6 million.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
Financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (and a ratio of not less than 2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of September 30, 2011, the fixed-charge coverage and leverage ratios were 3.08 to 1 and 0.29 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2011, Viad was in compliance with all covenants.
The estimated fair value of total debt was $3.6 million and $9.2 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
Note 9. Stockholders’ Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2011:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2011	$378,959	$7,752	$386,711
Net income	15,517	675	16,192
Dividends on common stock	(2,435)	—	(2,435)
Common stock purchased for treasury	(5,230)	—	(5,230)
Employee benefit plans	2,800	—	2,800
Unrealized foreign currency translation adjustment	(7,460)	—	(7,460)
Unrealized gain on investments	(99)	—	(99)
Prior service credit and net actuarial loss	(133)	—	(133)
ESOP allocation adjustment	920	—	920
Other	4	—	4

Balance at September 30, 2011	$382,843	$8,427	$391,270

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2010:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)

Balance at January 1, 2010	$377,515	$7,116	$384,631
Net income	4,842	766	5,608
Dividends on common stock	(2,466)	—	(2,466)
Common stock purchased for treasury	(6,906)	—	(6,906)
Employee benefit plans	2,621	—	2,621
Unrealized foreign currency translation adjustment	2,783	—	2,783
Unrealized loss on investments	78	—	78
Prior service credit and net actuarial loss	(1,658)	—	(1,658)
ESOP allocation adjustment	1,100	—	1,100
Other	10	—	10

Balance at September 30, 2010	$377,919	$7,882	$385,801

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the three months ended September 30, 2011 and 2010, Viad repurchased 250,760 shares for $4.6 million and 356,300 shares for $6.3 million, respectively. As of September 30, 2011, 53,621 shares remain available for repurchase from the announced authorization. Additionally, during the nine months ended September 30, 2011 and 2010, the Company repurchased 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on share-based awards.
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
Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at September 30, 2011 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	September 30,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds	$19,245	$19,245	$—	$—
Other mutual funds	1,331	1,331	—	—

Total	$20,576	$20,576	$—	$—

As of September 30, 2011 and December 31, 2010, Viad had investments in money market mutual funds of $19.2 million and $31.3 million, respectively, which were included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of September 30, 2011 and December 31, 2010, Viad had investments in other mutual funds of $1.3 million and $1.7 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of September 30, 2011 and December 31, 2010, there were unrealized gains on the investments of $302,000 ($183,000 after-tax) and $462,000 ($282,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 8.
Note 11. Income Per Share
The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$1,245	$4,796	$15,517	$4,842
Less: Allocation to non-vested shares	(34)	(114)	(412)	(126)

Net income allocated to Viad common stockholders	$1,211	$4,682	$15,105	$4,716

Denominator:
Weighted-average outstanding common shares	19,711	20,001	19,768	20,037

Net income attributable to Viad common stockholders	$0.06	$0.23	$0.76	$0.24

Diluted net income per share
Numerator:
Net income attributable to Viad	$1,245	$4,796	$15,517	$4,842

Denominator:
Weighted-average outstanding shares	19,711	20,001	19,768	20,037
Additional dilutive shares related to share- based compensation	322	308	321	295

Weighted-average outstanding and potentially dilutive shares	20,033	20,309	20,089	20,332

Net income attributable to Viad common stockholders (1)	$0.06	$0.23	$0.76	$0.24

(1)	Diluted income per share cannot exceed basic income per share.
Options to purchase 313,000 and 474,000 shares of common stock were outstanding during the nine months ended September 30, 2011 and 2010, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 322,000 and 308,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, 321,000 and 295,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share, respectively.

Note 12. Income Taxes
The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the nine months ended September 30:

	2011		2010
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$8,821	35.0%	$3,331	35.0%
State income tax expense (benefit), net of federal benefit or provision	537	2.1%	(279)	(2.9%)
Tax resolutions, net	(103)	(0.4%)	(149)	(1.6%)
Change in enacted tax law	—	0.0%	1,279	13.5%
Other, net	(244)	(0.9%)	(273)	(2.9%)

Income tax expense	$9,011	35.8%	$3,909	41.1%

In March 2010, the Patient Protection and Affordable Care Act and a related measure, the Health Care and Education Reconciliation Act of 2010, were both enacted into law. As a result of this legislation, the tax deductions for the portion of the prescription drug costs for which Viad receives a Medicare Part D subsidy have been eliminated for tax years beginning after December 31, 2012. Accordingly, during the three months ended March 31, 2010, Viad reduced its deferred tax asset related to its postretirement benefit plan liability to reflect the change in the tax law. The reduction in the deferred tax asset resulted in an increase to income tax expense of $1.3 million during the three months ended March 31, 2010.
As of September 30, 2011 and December 31, 2010, Viad had gross deferred tax assets of $64.9 million and $67.1 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
During 2010 and 2009, Viad recorded pre-tax losses from its operations in the United States. The Company considered the negative evidence of these domestic pre-tax operating losses on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses were not tax deductible and thus did not contribute to tax losses in 2009. As of both September 30, 2011 and December 31, 2010, Viad had a valuation allowance of $411,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
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
As of September 30, 2011 and December 31, 2010, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. Additionally, as of September 30, 2011, Viad did not have any accrued interest and penalties related to uncertain tax positions for continuing operations. As of December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $146,000. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During the three months ended September 30, 2011 and 2010, Viad recorded tax-related interest expense credits of $64,000 and $230,000, respectively. During the nine months ended September 30, 2011 and 2010, Viad recorded tax-related interest expense credits of $146,000 and $214,000, respectively.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2011 and December 31, 2010. In addition, as of September 30, 2011 and December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $379,000 and $351,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
As of September 30, 2011 and December 31, 2010, liabilities associated with uncertain tax positions (including interest and penalties) of $1.0 million and $1.1 million, respectively, were classified as non-current liabilities.

Note 13. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2011	2010	2011	2010	2011	2010
	(in thousands)
Service cost	$17	$53	$22	$27	$92	$75
Interest cost	292	311	187	265	183	193
Expected return on plan assets	(140)	(149)	(35)	(41)	(164)	(149)
Amortization of prior service cost (credit)	—	10	(320)	(293)	—	—
Recognized net actuarial loss	1	139	80	157	—	—

Net periodic benefit cost	$170	$364	$(66)	$115	$111	$119

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the nine months ended September 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2011	2010	2011	2010	2011	2010
	(in thousands)
Service cost	$91	$159	$96	$81	$276	$227
Interest cost	892	933	651	795	551	581
Expected return on plan assets	(422)	(447)	(101)	(123)	(493)	(448)
Amortization of prior service cost (credit)	—	30	(958)	(879)	—	—
Recognized net actuarial loss	342	416	400	470	—	—

Net periodic benefit cost	$903	$1,091	$88	$344	$334	$360

Viad expects to contribute $1.7 million to its funded pension plans, $959,000 to its unfunded pension plans and $500,000 to its postretirement benefit plans in 2011. As of September 30, 2011, Viad had contributed $1.1 million to its funded pension plans, $648,000 to its unfunded pension plans and $52,000 to its postretirement benefit plans.
Note 14. Restructuring Charges
During the nine months ended September 30, 2011, Viad recorded aggregate restructuring charges of $1.6 million primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations. The restructuring liabilities at September 30, 2011 related to future lease payment obligations will be made over the remaining lease terms and severance and employee benefits are expected to be paid by the end of 2011.

The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity for the nine months ended September 30, 2011:

	Marketing & Events
	Group Consolidation		Other Restructurings
	Severance &		Severance &
	Employee		Employee
	Benefits	Facilities	Benefits	Facilities	Total
	(in thousands)

Balance at January 1, 2011	$1,106	$5,051	$197	$1,642	$7,996
Restructuring charges	514	1,036	—	—	1,550
Cash payments	(1,509)	(1,175)	(197)	(481)	(3,362)
Adjustment to liability	(128)	—	—	(263)	(391)
Foreign currency translation adjustment	17	2	—	—	19

Balance at September 30, 2011	$—	$4,914	$—	$898	$5,812

Note 15. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2011, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of September 30, 2011, there was a remaining environmental remediation liability of $5.8 million related to previously sold operations of which $936,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.9 million under the caption “Other deferred items and liabilities.”
As of September 30, 2011, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2011 would be $30.4 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2011, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$116,826	$125,127	$498,691	$438,996
International	38,516	38,133	159,443	144,559
Intersegment eliminations	(3,645)	(101)	(7,364)	(7,546)

	151,697	163,159	650,770	576,009
Travel & Recreation Group	64,472	51,985	94,189	81,787

	$216,169	$215,144	$744,959	$657,796

Segment operating income (loss):
Marketing & Events Group:
U.S.	$(17,078)	$(9,544)	$1,061	$(11,890)
International	(3,110)	(2,038)	7,325	7,131

	(20,188)	(11,582)	8,386	(4,759)
Travel & Recreation Group	25,600	21,501	24,147	22,602

	5,412	9,919	32,533	17,843
Corporate activities	(2,356)	(1,749)	(5,203)	(4,451)

	3,056	8,170	27,330	13,392
Interest income	198	174	588	358
Interest expense	(373)	(472)	(1,165)	(1,438)
Restructuring charges:
Marketing & Events U.S.	(75)	(183)	(1,550)	(2,508)
Travel & Recreation Group	—	—	—	(235)
Corporate	—	—	—	(52)

Income before income taxes	$2,806	$7,689	$25,203	$9,517

	September 30,	December 31,
	2011	2010
	(in thousands)
Assets:
Marketing & Events U.S.	$232,212	$235,965
Marketing & Events International	86,149	83,441
Travel & Recreation Group	202,214	157,562
Corporate and other	104,821	139,535

	$625,396	$616,503

Note 17. Impact of Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to fair value measurement and disclosure requirements, which is codified in Accounting Standards Codification (“ASC”) Topic 820. The new guidance is intended to clarify the application of existing fair value measurement and disclosure requirements, and also changes certain principles and disclosures. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on Viad’s financial condition or results of operations.
In June 2011, the FASB issued new guidance related to the presentation of comprehensive income, which is codified in ASC Topic 220. The new guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in one of two formats: 1) in a single continuous statement, or 2) in two separate but consecutive statements. The guidance also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and will not have an impact on Viad’s financial condition or results of operations.
In September 2011, the FASB issued new guidance related to goodwill impairment testing, which is codified in ASC Topic 350. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after performing the assessment, an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on Viad’s financial condition or results of operations.
In September 2011, the FASB issued new guidance related to disclosures regarding employer’s participation in multi-employer pension plans, which is codified in ASC Topic 715. The new guidance requires employers that participate in multi-employer pension plans to provide additional quantitative and qualitative information about their involvement in those plans. The guidance is effective for annual periods for fiscal years ending after December 15, 2011. The adoption of this disclosure-only guidance will not impact Viad’s financial condition or results of operations.

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
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Denali”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Denali operates the Denali Backcountry Lodge, which is the largest of three lodges located within Denali National Park and Preserve in Alaska, and the Denali Cabins, which are located near the park’s entrance. In addition to lodging, Denali also provides food and beverage operations, and packaged tour and transportation services in and around the park.
The following are financial highlights of the third quarter of 2011 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)
•	Total revenues of $216.2 million compared to $215.1 million in the third quarter of 2010
•	Net income attributable to Viad of $1.2 million compared to $4.8 million in the third quarter of 2010
•	Diluted income per share of $0.06 compared to $0.23 in the third quarter of 2010
•	Purchase of Denali Backcountry Lodge and Denali Cabins for $15.3 million
•	Cash and cash equivalents totaled $104.6 million as of September 30, 2011
•	Debt was $3.6 million as of September 30, 2011
Marketing & Events U.S.
•	Revenues of $116.8 million, a decrease of 6.6 percent from the third quarter of 2010
•	Segment operating loss of $17.1 million, as compared to a loss of $9.5 million in the third quarter of 2010
Marketing & Events International
•	Revenues of $38.5 million, an increase of 1.0 percent from the third quarter of 2010
•	Segment operating loss of $3.1 million, as compared to a loss of $2.0 million in the third quarter of 2010
Travel & Recreation Group
•	Revenues of $64.5 million, an increase of 24.0 percent from the third quarter of 2010
•	Segment operating income of $25.6 million, an increase of 19.1 percent from the third quarter of 2010
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
A reconciliation of Adjusted EBITDA to net income attributable to Viad is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Adjusted EBITDA	$9,730	$14,489	$47,575	$31,503
Interest expense	(373)	(472)	(1,165)	(1,438)
Income tax expense	(523)	(1,911)	(9,011)	(3,909)
Depreciation and amortization	(7,589)	(7,310)	(21,882)	(21,314)

Net income attributable to Viad	$1,245	$4,796	$15,517	$4,842

The decrease in Adjusted EBITDA of $4.8 million for the third quarter of 2011 compared to the third quarter of 2010 was primarily driven by lower segment operating results at the Marketing & Events U.S. segment, partially offset by higher operating results at the Travel & Recreation Group segment. The increase in Adjusted EBITDA of $16.1 million for the first nine months of 2011 compared to 2010 was primarily due to higher segment operating results at the Marketing & Events U.S. and Travel & Recreation Group segments as well as from lower restructuring charges. See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Comparison of Third quarter of 2011 to the Third quarter of 2010
Revenues for the third quarter of 2011 increased 0.5 percent to $216.2 million compared to $215.1 million in the third quarter of 2010. Viad’s income before income taxes was $2.8 million for the third quarter of 2011 compared to $7.7 million in the third quarter of 2010. Net income attributable to Viad for the third quarter of 2011 was $1.2 million, or $0.06 per diluted share, compared to $4.8 million, or $0.23 per diluted share, in the third quarter of 2010. The lower results were primarily due to reduced revenues from the Marketing & Events Group.

During the third quarter of 2011, foreign exchange rate variances resulted in increases of $4.2 million in revenues and $788,000 in segment operating income as compared to the third quarter of 2010. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the third quarter:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2011	2010	(thousands)	2011	2010	(thousands)

Marketing & Events Group:
Canada	$1.00	$0.96	$598	$1.09	$0.96	$(175)
United Kingdom	$1.60	$1.54	$747	$1.71	$1.65	$(170)

Travel & Recreation Group:
Canada	$1.02	$0.96	$2,519	$1.03	$0.96	$1,161
Accordingly, Viad’s third quarter results were impacted by the strengthening of the Canadian dollar and British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $116.8 million for the third quarter of 2011, down 6.6 percent compared to $125.1 million in the third quarter of 2010. The decrease was primarily due to negative show rotation revenue of approximately $23 million, partially offset by base same-show revenue increases of 10.9 percent, higher revenues from retail merchandising unit sales and increased revenues from branded entertainment projects. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 41.6 percent of 2011 third quarter Marketing & Events U.S. revenues. Segment operating loss was $17.1 million in the third quarter of 2011, compared to a loss of $9.5 million in the third quarter of 2010. The lower operating results were primarily due to decreases in revenues as well as a less favorable mix of revenues during the quarter, including margin pressures on three shows produced in higher-cost cities in the East. Operating results for the quarter also include higher accruals for performance-based incentives as compared to the 2010 third quarter, reflecting management’s outlook for higher full year profits and the timing of accruals. During the third quarter of 2011, the Company accrued $500,000 related to a multi-party settlement that will resolve a longstanding labor dispute in the city of Chicago.
Revenues for the Marketing & Events International segment were $38.5 million for the third quarter of 2011 compared to $38.1 million in the third quarter of 2010. Segment operating loss was $3.1 million in the third quarter of 2011, compared to a loss of $2.0 million in the third quarter of 2010. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which increased revenues by $1.7 million and segment operating loss by $373,000 as compared to the third quarter of 2010. Excluding exchange rate variances, 2011 third quarter revenues decreased by $1.3 million, or 3.4 percent, and operating results decreased by $700,000 primarily due to negative show rotation revenue of approximately $6 million. Operating results for the quarter also include higher compensation expenses, including merit increases and the reinstatement of temporary wage reductions.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the third quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the 2010 second quarter and have increased in each of the following five quarters.
For the 2011 full year, management expects U.S. same-show revenues to increase by approximately 10 percent and that show rotation will positively impact revenues by approximately $15 million as revenue from non-annual shows during 2011 is expected to exceed revenues from non-annual shows that took place during 2010. Additionally, management anticipates that foreign currency exchange rate variances versus 2010 will have a favorable impact on Marketing & Events Group 2011 full year revenues and operating income of approximately $9 million and $300,000, respectively. Management remains focused on improving the profitability of the U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

The Marketing & Events Group is subject to multiple collective bargaining agreements that affect labor costs, about one-fourth of which expire each year. Although labor relations between the Company and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.
Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $64.5 million for the third quarter of 2011, up 24.0 percent compared to third quarter 2010 revenues of $52.0 million. Segment operating income was $25.6 million, up 19.1 percent compared to $21.5 million in the third quarter of 2010. As discussed above, foreign exchange rate variances had a favorable impact on segment revenues and operating income of $2.5 million and $1.2 million, respectively, as compared to the 2010 third quarter. Excluding exchange rate variances, 2011 third quarter revenues increased by $10.0 million, or 19.2 percent, and operating income increased by $2.9 million. The growth was primarily due to the additions of St. Mary Lodge & Resort and Grouse Mountain Lodge and higher revenues across all of Brewster’s lines of business. These improvements were partially offset by lower revenues from Many Glacier Hotel, a property operated by Glacier Park, resulting from planned construction that reduced the number of rooms available during 2011 as compared to 2010, as well as lower visitation to Glacier National Park during July and August.
The Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities. Additionally, management anticipates that foreign currency exchange rate variances versus 2010 will have a favorable impact on Travel & Recreation Group segment 2011 full year revenues and operating income of approximately $4.3 million and $1.4 million, respectively.
The acquisitions of Grouse Mountain Lodge and St. Mary Lodge & Resort (“St. Mary”), which are located near Glacier National Park, have more than offset lower revenues at Many Glacier Hotel due to the planned construction discussed above. The Company acquired the 145-room Grouse Mountain Lodge on January 5, 2011 for $10.5 million in cash and the 115-room St. Mary Lodge & Resort on June 29, 2011 for $15.3 million in cash. Management expects the acquisition of Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash on September 16, 2011 to be slightly dilutive to 2011 earnings as a result of seasonal fourth quarter operating losses from these properties. As a result of Denali’s seasonal fourth quarter operating loss and lower revenues at Many Glacier Hotel (which have a high flow through to operating income), management expects segment operating margins to approximate 20 percent for the 2011 full year as compared to 22.5 percent in 2010.
During 2010, approximately 73 percent of revenue and 79 percent of segment operating income generated in the Travel & Recreation Group segment were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, revenue and segment operating income for the Travel & Recreation Group.
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
Corporate Activities. Corporate activities totaled $2.4 million in the third quarter of 2011, compared to $1.7 million in the third quarter of 2010. The increase was primarily due to higher legal fees related to employee benefit and other matters.
Income Taxes. The effective tax rate in the third quarter of 2011 was 18.6 percent, compared to 24.9 percent in the third quarter of 2010. The relatively low effective rates compared to the statutory rates were primarily due to the favorable resolution of tax matters and the realization of certain foreign tax credits.

Comparison of First Nine months of 2011 to the First Nine months of 2010
Revenues for the first nine months of 2011 increased 13.3 percent to $745.0 million from $657.8 million during the first nine months of 2010. Viad’s income before income taxes was $25.2 million compared to $9.5 million in 2010. Net income attributable to Viad for the first nine months of 2011 was $15.5 million, or $0.76 per diluted share, compared to $4.8 million, or $0.24 per diluted share, during the first nine months of 2010. These increases were primarily due to higher revenues from the Marketing & Events Group. Net restructuring charges in the first nine months of 2011 were $1.6 million compared to $2.8 million in the first nine months of 2010, both primarily related to reorganization activities in the Marketing & Events Group, including the elimination of certain positions as well as facility consolidations. During the first nine months of 2011, foreign exchange rate variances resulted in increases of $14.0 million and $1.7 million in revenues and segment operating income, respectively, as compared to the first nine months of 2010.
Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first nine months of the year:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2011	2010	(thousands)	2011	2010	(thousands)

Marketing & Events Group:
Canada	$1.03	$0.96	$3,074	$1.02	$0.99	$(49)
United Kingdom	$1.62	$1.53	$5,628	$1.61	$1.51	$451

Travel & Recreation Group:
Canada	$1.03	$0.96	$4,296	$1.03	$0.95	$1,354
Accordingly, Viad’s nine-month results were impacted by the strengthening of the Canadian dollar and the British pound relative to the U.S. dollar. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $498.7 million for the first nine months of 2011, up 13.6 percent from $439.0 million in 2010. Segment operating income was $1.1 million in the first nine months of 2011, compared to an operating loss of $11.9 million in 2010. These increases were primarily due to base same-show revenue increases of 11.1 percent, increased exhibitor spending and positive show rotation of approximately $15 million. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 38.8 percent of revenues for the first nine months of 2011 for the Marketing & Events U.S. segment.
Revenues for the Marketing & Events International segment were $159.4 million for the first nine months of 2011, up 10.3 percent from $144.6 million in 2010. Segment operating income was $7.3 million in the first nine months of 2011 compared to $7.1 million in 2010. As discussed above, results in this segment were impacted by exchange rates during the first nine months of 2011 resulting in increases of $9.7 million and $363,000 in revenues and segment operating income, respectively, as compared to 2010. Excluding exchange rate variances, revenues for the first nine months of 2011 increased by $5.2 million, or 3.6 percent, and segment operating income decreased by $169,000. The increase in revenues was primarily due to positive show rotation of approximately $4 million and new show wins, which more than offset 2010 first quarter revenues from a major project for the 2010 Winter Olympic Games in Canada. Operating results for the first nine months of 2011 also reflect higher compensation expenses, including merit increases and the reinstatement of temporary wage reductions, as compared to the first nine months of 2010.
Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $94.2 million for the first nine months of 2011, up 15.2 percent compared to 2010 revenues of $81.8 million. Segment operating income was $24.1 million compared to $22.6 million in 2010. As discussed above, results in this segment were impacted by exchange rate variances during the first nine months of 2011 resulting in increases of $4.3 million and $1.4 million in revenues and segment operating income, respectively, as compared to 2010. Excluding exchange rate variances, revenues for the first nine months of 2011 increased by $8.1 million, or 9.9 percent, and operating results increased by $191,000. The growth was primarily due to the additions of St. Mary Lodge & Resort and Grouse Mountain Lodge, as well as higher revenues across all of Brewster’s lines of business with the exception of its transportation business, which had higher 2010 revenues resulting from charter contracts related to the Winter Olympic and Paralympic Games. These improvements were partially offset by lower revenues from Many Glacier Hotel (which have a high flow through to operating income), as well as lower visitation to Glacier National Park during July and August.

Corporate Activities. Corporate activities totaled $5.2 million in the first nine months of 2011, compared to $4.5 million in the comparable period in 2010. The increase was primarily due to higher legal fees related to employee benefit and other matters.
Restructuring Charges. Viad recorded restructuring charges of $1.6 million in the first nine months of 2011, compared to $2.8 million in the 2010 period. The charges both primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations.
Income Taxes. The effective tax rate in the first nine months of 2011 on income before income taxes was 35.8 percent, compared to 41.1 percent in the comparable period in 2010. The relatively high rate in 2010 was primarily due to the charge in 2010 of $1.3 million related to healthcare legislation.
Liquidity and Capital Resources:
Cash and cash equivalents were $104.6 million as of September 30, 2011 as compared to $145.8 million as of December 31, 2010, with the decrease primarily due to business acquisitions and capital expenditures. During the nine months ended September 30, 2011, the Company generated net cash flows from operating activities of $35.1 million primarily driven by operating results, partially offset by changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
Viad’s total debt as of September 30, 2011 was $3.6 million compared to $9.1 million as of December 31, 2010. The debt-to-capital ratio was 0.009 to 1 as of September 30, 2011 compared with 0.023 to 1 as of December 31, 2010. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
On May 18, 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. On April 28, 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of September 30, 2011, Viad had $125.4 million of capacity remaining under its Credit Facility reflecting issued letters of credit of $4.6 million.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the London Interbank Offered Rate (“LIBOR”), plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
Viad’s financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (and a ratio of not less than 2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of September 30, 2011, the fixed-charge coverage and leverage ratios were 3.08 to 1 and 0.29 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2011, Viad was in compliance with all covenants.
As of September 30, 2011, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2011 would be $30.4 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Capital expenditures for the first nine months of 2011 totaled $17.3 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment. For the first nine months of 2010, capital expenditures totaled $11.6 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and equipment at the Travel & Recreation Group.

On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. On June 29, 2011, Viad completed the acquisition of St. Mary for $15.3 million in cash. On September 16, 2011, Viad completed the acquisition of Denali for $15.3 million in cash.
In March 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs). The asset was previously held for sale at the Travel & Recreation Group.
Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the third quarters of 2011 and 2010, Viad repurchased 250,760 shares for $4.6 million and 356,300 shares for $6.3 million, respectively. As of September 30, 2011, 53,621 shares remain available for repurchase from the announced authorization. Additionally, during the first nine months of 2011 and 2010, the Company repurchased 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on share-based awards.
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2011 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of September 30, 2011, there was a remaining environmental remediation liability of $5.8 million related to previously sold operations of which $936,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.9 million under the caption “Other deferred items and liabilities.”
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2011, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
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
As of September 30, 2011, Viad had total goodwill of $131.9 million consisting of $84.7 million related to the Marketing & Events Group and $47.2 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $22.0 million relates to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of September 30, 2011, the amount of goodwill assigned to the reporting units in the United Kingdom (Melville) and Canada was $13.3 million and $8.7 million, respectively. Also, as of September 30, 2011, the Brewster, Glacier Park and Denali operating segments (within the Travel & Recreation Group) had goodwill of $39.8 million, $3.9 million and $3.5 million, respectively. The goodwill related to Glacier Park and Denali was acquired in the first nine months of 2011. Brewster, Glacier Park and Denali are considered reporting units for goodwill impairment testing purposes.
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
As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of September 30, 2011, Viad had aggregate goodwill of $131.9 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2010, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 80 percent, 69 percent and 69 percent, respectively, for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville) and Canada. For the Brewster reporting unit, the excess of the estimated fair value over the carrying value was 50 percent as of the most recent impairment test. Due to continued uncertainties in the current economic environment, reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment.
Income taxes — As of September 30, 2011 and December 31, 2010, Viad had gross deferred tax assets of $64.9 million and $67.1 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
During 2010 and 2009, Viad recorded pre-tax losses from its operations in the United States. The Company considered the negative evidence of these domestic pre-tax operating losses on the future recoverability of its deferred tax assets. Viad also considered positive evidence regarding the realization of deferred tax assets including the Company’s historical and forecasted taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses were not tax deductible and thus did not contribute to tax losses in 2009. As of both September 30, 2011 and December 31, 2010, Viad had a valuation allowance of $411,000 related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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
As of September 30, 2011 and December 31, 2010, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. Additionally, as of September 30, 2011, Viad did not have any accrued interest and penalties related to uncertain tax positions for continuing operations. As of December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $146,000.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2011 and December 31, 2010. In addition, as of September 30, 2011 and December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $379,000 and $351,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable).
Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.3 million as of September 30, 2011. Of this total, $14.1 million related to workers’ compensation liabilities and the remaining $7.2 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $7.1 million as of September 30, 2011, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.0 million and $4.8 million for the first nine months of 2011 and 2010, respectively.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.7 million to its funded pension plans and $959,000 to its unfunded pension plans in 2011, of which the Company has contributed $1.1 million and $648,000 as of September 30, 2011, respectively.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $500,000 to the plans in 2011, of which $52,000 has been contributed as of September 30, 2011.
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

The weighted-average assumptions used to determine the pension and postretirement benefit obligations as of December 31, 2010 were as follows:

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
Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in equity of $31.5 million and $39.0 million as of September 30, 2011 and December 31, 2010, respectively. During the three and nine months ended September 30, 2011, unrealized foreign currency translation losses of $13.1 million and $7.5 million, respectively, were recorded in other comprehensive income.
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
The following table summarizes the effect of foreign exchange rate variances on segment operating income from Viad’s Canadian and United Kingdom operations for the three months ended September 30:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2011	2010	(thousands)

Canadian Operations:
Marketing & Events Group	$1.09	$0.96	$(175)
Travel & Recreation Group	$1.03	$0.96	$1,161

United Kingdom Operations:
Marketing & Events Group	$1.71	$1.65	$(170)
The following table summarizes the effect of foreign exchange rate variances on segment operating income from Viad’s Canadian and United Kingdom operations for the nine months ended September 30:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2011	2010	(thousands)

Canadian Operations:
Marketing & Events Group	$1.02	$0.99	$(49)
Travel & Recreation Group	$1.03	$0.95	$1,354

United Kingdom Operations:
Marketing & Events Group	$1.61	$1.51	$451

As the Canadian operations generated aggregate operating income for the third quarter of 2011, Viad’s segment operating income has been favorably impacted by $986,000 from the strengthening of the Canadian dollar relative to the U.S. dollar compared to 2010. As the United Kingdom operations generated an aggregate operating loss in the third quarter of 2011, Viad’s segment operating income has been unfavorably impacted by $170,000 from the strengthening of the British pound relative to the U.S. dollar compared to 2010. As the Canadian operations generated aggregate operating income for the first nine months of 2011, Viad’s segment operating income has been favorably impacted by $1.3 million from the strengthening of the Canadian dollar relative to the U.S. dollar compared to 2010. As the United Kingdom operations generated aggregate operating income in the first nine months of 2011, Viad’s segment operating income has been favorably impacted by $451,000 from the strengthening of the British pound relative to the U.S. dollar compared to 2010.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. On April 28, 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of September 30, 2011, Viad did not have any variable rate debt outstanding under the Credit Facility.

Item 4.	Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2011, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2011 by Viad.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans or
Period	Purchased (#)	($)	Programs	Programs (1)
August 2011	190,440	17.94	190,440	113,941
September 2011	60,320	18.80	60,320	53,621

Total	250,760	18.15	250,760	53,621

(1)
Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the third quarter of 2011, Viad repurchased 250,760 shares for $4.6 million. As of September 30, 2011, 53,621 shares remain available for repurchase from the announced authorization. The authorization of the Board of Directors does not have an expiration date.

Item 6.	Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 101.INS	XBRL Instance Document**

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

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

VIAD CORP
(Registrant)

November 8, 2011	By:	/s/ G. Michael Latta
(Date)		G. Michael Latta
Chief Accounting Officer — Controller
(Chief Accounting Officer
and Authorized Officer)