Form 10-K
period 2011-12-31
VIAD CORP
filed 2012-03-09
CIK 884219

As filed with the Securities and Exchange Commission on March 9, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2011

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

(602) 207-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.50 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011) was approximately $440 million.

Registrant had 20,144,912 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2012.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 15, 2012 is incorporated by reference into Part III of this Annual Report.

PART I

Item 1.	Business.

Viad Corp (together with its subsidiaries, “Viad” or the “Company”) derives its revenues from experiential services provided primarily within the exhibition and events industry and travel and recreation industry. Viad occupies leading positions as a value-added service provider in many of the markets in which it competes. Viad serves clients predominantly in North America, the United Kingdom, Germany and the United Arab Emirates.

Viad organizes its businesses into two main operating groups:

Marketing & Events Group. The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. The mission of the Marketing & Events Group is to create the world’s most meaningful and memorable experiences for brand marketers, show organizers, event attendees and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations which want to promote their brands, feature new products, services and innovations and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and lifestyle centers.

Travel & Recreation Group. The Travel & Recreation Group generates its revenues from tourism products and experiential services, including world-class attractions, hotel and concession operations, transportation services and package tour operations in and around Western Canada, Glacier National Park in Montana, Denali National Park and Preserve in Alaska and Waterton Lakes National Park in Alberta, Canada.

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

No reportable segment has a client comprising more than seven percent of that segment’s revenues, and no client comprises more than five percent of Viad’s revenues. Viad’s reportable business segments are described below.

Marketing & Events U.S. Segment

The Marketing & Events U.S. segment (the “U.S. segment”) is comprised of the domestic operations of Global Experience Specialists, Inc. and affiliates (“GES”). This segment generates revenues from the following services:

Show Organizer Services. Under agreements with show organizers, the U.S. segment serves as the official services contractor of an exhibition, which is also referred to as a “trade show,” “convention” or “show.” As the official services contractor, the U.S. segment provides the following services to the show organizer: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; show traffic analysis; carpeting and flooring; decorating products and accessories; custom graphics; overhead rigging; cleaning and temporary electrical, lighting and plumbing.

Exclusive Services Provided to Exhibitors. As the official services contractor, the U.S. segment is designated by the show organizer as the exclusive provider of certain services offered to exhibitors participating in the exhibition. This designation provides exhibitors with a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the exhibition and to facilitate an organized, professional during-show experience. The exclusive services offered by the U.S. segment to exhibitors include: material handling services; overhead rigging; temporary electrical and plumbing and cleaning.

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

Other Marketing Services. The U.S. segment also provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including movie studios, leading consumer brand marketers, shopping malls, museums and casinos. In addition, the U.S. segment offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation of retail merchandising units, kiosks and holiday environments. The U.S. segment also provides construction and installation services for permanent installations, including museum exhibits, corporate lobbies, visitors centers, showrooms and retail interiors.

Competition. The U.S. segment generally competes in the exhibition and events industry on the basis of discernible differences, value, quality, price, convenience and service. Viad believes the primary competitor in the domestic official services contractor market is The Freeman Companies (a private company), however, the U.S. segment encounters substantial competition from a large number of providers. No competitor has significant market share in the other service categories. Most of the competitors are privately held companies with limited information available about them.

During 2011, the U.S. segment provided services to over 1,500 exhibitions and events and more than 166,000 exhibitors. The U.S. segment has full-service operations in every major exhibition market in the United States, including: Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York and Los Angeles, California. In each of these locations, the U.S. segment is a leading service provider, servicing some of the most visible and influential events in its industry.

Marketing & Events International Segment

The Marketing & Events International segment (the “International segment”) includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East and Asia). The International segment offers services that are similar to those provided by the U.S. segment. These services are delivered by Viad’s wholly-owned subsidiaries including: GES Exposition Services (Canada) Limited, Melville Exhibition and Event Services Limited and affiliates (collectively, “Melville”), SDD Exhibitions Limited and GES GmbH & Co. KG.

During 2011, the International segment provided services to over 650 exhibitions and events and more than 58,000 exhibitors. The International segment has full-service operations in many of the most active and popular exhibition and event destinations, including ten Canadian cities, six United Kingdom cities, one German city and two cities in the United Arab Emirates. In each location, the International segment is a leading service provider, servicing some of the most visible and influential events in its industry.

Competition. The International segment generally competes on the basis of discernible differences, value, quality, price, convenience and service. The International segment is the largest exhibitions competitor in the countries in which it competes. The International segment encounters competition from a large number of providers of similar services. Most of the competitors are privately held companies, with limited information available about them.

Travel & Recreation Group Segment

Travel and recreation services are provided by Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaskan Park Properties”). Brewster and Alaskan Park Properties are wholly-owned subsidiaries of Viad and Glacier Park is an 80 percent owned subsidiary of Viad.

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

Transportation Operations. Brewster’s transportation operations include charter motorcoach services, sightseeing and scheduled services and airport service. Brewster operates a modern fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia. In addition, Brewster provides seasonal half- and full-day sightseeing tours from Calgary, Banff, Lake Louise and Jasper, Canada.

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

Hotels. Brewster operates two hotels in Alberta: the Mount Royal Hotel, which is located in the heart of Banff, and the Glacier View Inn, which is located on the Columbia Icefield between Lake Louise and Jasper. The hotels cater principally to leisure travelers.

Brewster draws its customers from major markets including Canada, the United States, the United Kingdom, Australia/New Zealand and Asia. Brewster markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations.

In October 2010, “Brewster Travel Canada” became the new brand identity of Brewster.

Glacier Park

Glacier Park is an independent hotel operator and concessionaire of Waterton-Glacier International Peace Park, which encompasses Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park which is among the most visited National Parks in the United States. Glacier Park provides lodging accommodations, food and beverage services, retail operations, transportation services and tours throughout Glacier and Waterton-Lakes National Parks.

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

Individual travelers account for over 80 percent of Glacier Park’s customers, and the balance of its customers are tour groups. Demographically, Glacier Park draws over 90 percent of its customers from the United States, with approximately 60 percent of them coming from the Northwest and Midwest regions.

Historic Lodges and Hotel Accommodations. Glacier Park operates five lodges, three 1960s-era motor inns and one full-season resort hotel, with accommodation offerings varying from hikers’ cabins to hotel suites. In January 2011, Glacier Park acquired Grouse Mountain Lodge, a 145-room resort hotel in Whitefish, Montana, which is near Glacier National Park. In June 2011, Glacier Park acquired St. Mary Lodge & Resort, a 115-room hotel in St. Mary, Montana, which is located outside the east entrance to Glacier National Park.

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

Concession Business. Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary,

Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of the Travel & Recreation Group’s 2011 segment operating income.

Alaskan Park Properties

On September 16, 2011, Alaskan Park Properties, Inc., Viad’s wholly-owned subsidiary, acquired Denali Backcountry Lodge, with 42 guest rooms on six acres inside Denali National Park and Preserve, and Denali Cabins, with 46 guest cabins on six acres near the entrance to Denali National Park and Preserve. The lodge operates day trips to its day trip lodge accessed by the scenic park road, a package tours sales and marketing program and daily motorcoach service between Anchorage and Denali National Park and Preserve. Alaskan Park Properties’ operations leverage Viad’s full-service hospitality operational expertise and expand Viad’s national park footprint into Alaska. Full-service operations of Alaskan Park Properties will begin in 2012 and it is anticipated that the operations will be seasonal, running from early June until the end of September.

Competition. The Travel & Recreation Group generally competes on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package tour business, hotel and restaurant business and charter service business.

Recent Business Developments

Over the past several years, Viad has made acquisitions and strategic investments to grow its business. In 2011, the Travel & Recreation Group acquired two properties near Glacier National Park (the St. Mary Lodge & Resort and Grouse Mountain Lodge), one property inside Denali National Park and Preserve (Denali Backcountry Lodge) and one property near the entrance to Denali National Park and Preserve (Denali Cabins).

Viad has also reorganized its structure and operations and rebranded its services. In July 2009, Viad announced a strategic reorganization to align operations into two groups: the Marketing & Events Group and the Travel & Recreation Group. The two groups are described above. On the close of business on December 31, 2009, the operations of the Marketing & Events U.S. segment were combined into Global Experience Specialists, Inc. (such operations being formerly known as GES Exposition Services, Inc., Exhibitgroup/Giltspur and The Becker Group). On February 2, 2010, the Marketing & Events Group introduced “Global Experience Specialists” as its new brand which is used in connection with all of the Marketing & Events Group’s services, replacing the “GES Exposition Services,” “Exhibitgroup/Giltspur” and “Becker Group” brands. During 2011, Viad streamlined its operations by consolidating its leased facilities in San Francisco, California and Chicago, Illinois. The consolidation was part of an effort to optimize the Marketing & Events Group’s U.S. service delivery network.

Most recently, on March 7, 2012, Viad acquired the Banff International Hotel and related assets for $23.5 million in cash, subject to certain adjustments. The Banff International Hotel is a 162-guest room commercial hotel located in Banff, Alberta, Canada.

Intellectual Property

Viad and its subsidiaries own or have the right to use registered trademarks and trademarks pending registration, used in their businesses, including Global Experience Specialists, GES®, ExhibitSelect®, GES Servicenter®, GES National Servicenter®, HANG:RZ®, Trade Show Electrical®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, ethnoMetrics®, EMAX®, DEXZ®, WAM! The Wireless Ambassador®, LUMA2 & design® and ecosense and design. Viad and its subsidiaries also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including the Melville lion image, GES Worldwide Network®, GES, Maxim®, Emax®, Showtech, SDDRetail and the trademarks associated with Brewster’s rebranding in 2010, including Brewster Travel Canada & design, Brewster Attractions Explore & design, Brewster Hospitality Refresh & design and escape.connect.refresh.explore. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of business.

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

Employees

Viad’s businesses had approximately 3,510 employees as of December 31, 2011 as follows:

		Regular Full-Time
	Approximate	Employees Covered by
	Number of	Collective Bargaining
	Employees	Agreements
Marketing & Events Group	3,010	1,060
Travel & Recreation Group	350	80

Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2012 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad’s Corporate Services Group had 149 employees as of December 31, 2011 providing management, financial and accounting, internal auditing, tax, administrative, information technology, human resources, corporate development, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of nine non-employee directors and one employee director and has an executive management team consisting of ten executive officers (including the CEO, who is also an employee director, and the president of each operating group).

Seasonality

Exhibition and event activity varies significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). The Marketing & Events U.S. segment generally reports its highest revenues during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenues during the second quarter of each year. The Travel & Recreation Group segment experiences peak activity during the summer months and 87 percent of revenues are earned in the second and third quarters. Viad’s average segment operating income during the past three years, as a percentage of the average full year’s segment operating income during the past three years, was approximately 54 percent (first quarter), 62 percent (second quarter), 29 percent (third quarter) and minus 45 percent (fourth quarter). See “Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors – Exhibition rotation impacts overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 20 and 23 of notes to consolidated financial statements.

Financial Information about Restructuring Charges

Information regarding restructuring charges is provided in Note 17 of notes to consolidated financial statements.

Financial Information about Segments

Business segment financial information is provided in Note 20 of notes to consolidated financial statements.

Financial Information about Geographic Areas

Geographic area financial information is provided in Note 20 of notes to consolidated financial statements.

Available Information

Viad’s internet address is www.viad.com. Viad uses its web site as a routine channel for distribution of Company information, including press releases, financial information and corporate governance initiatives. Viad posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”), including Viad’s annual, quarterly and current reports, proxy statements, amendments to those reports or statements, and other information, as well as transactions in Viad securities by Viad’s directors and executive officers. All such postings and filings are available on Viad’s web site free of charge. In addition, Viad’s web site allows interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements and other information, regarding issuers that file electronically with the SEC. Such information also can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street N.E., Washington, D.C. 20549 and on the SEC’s internet site at www.sec.gov. Information regarding the operation of the public reference section can be obtained by calling (800) SEC-0330. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Viad’s web site, at www.viad.com/investors/corp_governance.html, includes key information about the Company’s corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, Code of Ethics and information concerning Viad’s directors and a method to communicate with them. Viad will make available in print any of this information upon request to: Corporate Secretary, Viad Corp, 1850 North Central Avenue, Suite 1900, Phoenix, Arizona 85004-4565.

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

During 2011, $156.2 million of revenue and $6.9 million of segment operating income was derived through Canadian and United Kingdom operations of Viad’s Marketing & Events International segment. In addition, $71.7 million of 2011 revenue and $17.4 million of 2011 segment operating income generated in the Travel & Recreation Group was derived through its Canadian operations. For this segment, Canadian operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, and therefore, revenue and segment operating income in the Travel & Recreation Group.

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

As a consequence of these factors, the operating results for these businesses may fluctuate significantly from quarter-to-quarter or from year-to-year, making periodic comparisons difficult.

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

Although no single client accounts for more than seven percent of the revenue of any of Viad’s reporting segments, the Marketing & Events U.S. and International segments have a relatively small number of large exhibition show organizers and large customer accounts. The loss of any of these large clients would adversely affect Viad’s results of operations.

In addition, revenues of the Marketing & Events Group may be significantly impacted if certain exhibition facilities choose to in-source electrical, plumbing or other services. When the Marketing & Events Group is hired as the official services contractor for an exhibition, the show organizer contractually grants an exclusive right to perform these electrical and plumbing services, subject in each case to the exhibition facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many exhibition facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of exhibitions space. As a result, some of these facilities have sought to in-source all or a large portion of these services. If a large number of facilities with which the Marketing & Events Group has these relationships moves these services in-house, Viad’s revenues and operating results could be adversely affected.

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

The Marketing & Events U.S. segment generally reports its highest revenues during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenues during the second quarter of each year. The Travel & Recreation Group businesses are also seasonal, experiencing peak activity during the second and third quarters; these quarters accounted for 87 percent of the segment’s 2011 revenues. Because of the seasonal nature of Viad’s businesses, adverse events or conditions occurring during peak periods could reduce the operating results of Viad’s businesses.

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

Moreover, if the Company were unable to reach an agreement with a union during the collective-bargaining process, the union may strike or carry out other types of work stoppages. In such a circumstance, Viad might be unable to find substitute workers with the necessary skills to perform many of the services, or may incur additional costs to do so, which could adversely affect the Company’s businesses and results of operations.

Obligations to fund multi-employer pension plans to which Viad contributes may have an adverse impact on operating results.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to these multi-employer plans in 2011 and 2010 totaled $19.6 million and $15.3 million, respectively. Viad does not directly manage these multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to these plans. However, plan contribution increases, if any, could have an adverse impact on Viad’s consolidated financial condition, results of operations and cash flows.

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

The occurrence of catastrophic events ranging from natural disasters (such as hurricanes), health epidemics or pandemics, acts of war or terrorism, or the prospect of these events could disrupt Viad’s businesses. Such catastrophic events could impact the Company’s production facilities preventing Viad from timely completing exhibit fabrication and other projects for customers, and also could cause a disruption in the services the Company provides to its customers at convention centers, exhibition halls, hotels and other public venues. Such catastrophic events also could cause a cancellation of exhibitions and other events held in public venues. If the conditions arising from such events persist or worsen, Viad could experience continuing or increased adverse effects on its results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany and the United Arab Emirates. The principal properties of Viad’s businesses as of December 31, 2011 were:

Viad’s headquarters, which approximate 24,700 square feet, are located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.

The Marketing & Events U.S. segment operates 16 offices and 27 multi-use facilities (manufacturing, sales and design, office and/or warehouse and truck marshaling yards). The multi-use facilities vary in size up to approximately 590,900 square feet. Three of the multi-use facilities are owned; all other properties are leased.

The Marketing & Events International segment operates four offices and 21 multi-use facilities, with three offices and nine multi-use facilities in Canada, eight multi-use facilities in the United Kingdom, two multi-use facilities in Germany and one office and two multi-use facilities in the United Arab Emirates. The multi-use facilities vary in size up to approximately 134,000 square feet. One of the multi-use facilities is owned; all other properties are leased.

The Travel & Recreation Group segment operates four offices, 16 retail stores, one bus terminal, three garages, an icefield tour facility, a gondola lift operation, a boat tour facility, 12 hotels/lodges (with approximately 1,200 rooms and ancillary foodservice and recreational facilities) and 46 guest cabins. All of the facilities are in the United States or Canada. Seven of the hotels/lodges and the 46 guest cabins are owned and the five other hotels/lodges are operated pursuant to concessionaire agreements. One bus terminal, three garages and the boat tour facility are owned and one garage is leased. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased.

Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3.	Legal Proceedings.

Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2011 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure for actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

None.

Other.	Executive Officers of Registrant.

The names, ages and positions of Viad’s executive officers as of the filing of this Annual Report, are listed below:

Name	Age	Business Experience During the Past Five Years and Other Information
Paul B. Dykstra	50	President and Chief Executive Officer since April 2006. Previously Chief Operating Officer since January 2006; prior thereto, President and Chief Executive Officer of GES since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES since 1999; and prior thereto, Executive Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

Deborah J. DePaoli	47	General Counsel and Secretary since May 2011; prior thereto, Deputy General Counsel and Assistant Secretary since 2009; prior thereto, Assistant General Counsel and Assistant Secretary since 2004; prior thereto, held other attorney positions since joining Viad in 2000; prior thereto, Vice President and General Counsel, Outings on the Links, Inc. since 1996; and prior thereto, Senior Associate and various legal positions with Gallagher & Kennedy, P.A. since 1991.

Michael M. Hannan	46	President of the Travel & Recreation Group since July 2009 and President of Brewster since December 2008; prior thereto, Executive Vice President of Gibralt Capital Corporation, a real estate investment firm focusing on Canada and the United States, from July 2008 to November 2008; prior thereto, independent consultant providing business strategy, corporate development and financial advice to companies in British Columbia, Canada since January 2007; prior thereto, Executive Vice President of Intrawest ULC, a leader in the development and management of experiential destination resorts, since May 2002; prior thereto, Chief Executive Officer of Versatel Internet Group, an internet service provider, from February 2000 to December 2001; and prior thereto, Chief Financial Officer of UUNET Canada and Latin America, an internet service provider, since May 1996.

George N. Hines	39	Chief Information Officer since December 2009; prior thereto, Senior Vice President and Transitioning Chief Information Officer of Stream Global Services, Inc., a business process outsource provider, since October 2009; prior thereto, Senior Vice President and Chief Information Officer of eTelecare Global Solutions, Inc. (merged into Stream Global Services, Inc.) since August 2007; prior thereto, Chief Information Officer of PeopleSupport, Inc., a business process outsource provider, since December 2005; prior thereto, Executive Vice President, Operations and Chief Technology Officer of ChaseCom Limited Partnership, a provider of customer contact center services, since August 2004; prior thereto, Senior Manager–Telecommunications Industry Practice of Deloitte Consulting LLP since April 2000; and prior thereto, Manager – Telecommunications Industry Practice of Ernst & Young LLP from July 1996 to March 2000.

Name	Age	Business Experience During the Past Five Years and Other Information
Ellen M. Ingersoll	47	Chief Financial Officer since July 2002; prior thereto, Vice President-Controller or similar position since January 2002; prior thereto, Controller of CashX, Inc., a service provider of stored value internet cards, from June 2001 through October 2001; prior thereto, Operations Finance Director of LeapSource, Inc., a provider of business process outsourcing, since January 2000; and prior thereto, Vice President and Controller of Franchise Finance Corporation of America since May 1992.

Thomas M. Kuczynski	47	Chief Corporate Development & Strategy Officer since March 2008; prior thereto, Senior Vice President, Corporate Development & Planning of The Nielsen Company, a media and marketing information company, since August 2006; prior thereto, Managing Director of The Pareto Group, a provider of strategic and investment advisory services, since January 2004; and prior thereto, Vice President of Penton Media, a business media firm producing magazines, trade shows, conferences and electronic media, from January 1999 to October 2003.

G. Michael Latta	49	Chief Accounting Officer - Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Steven W. Moster	42	President of GES since November 1, 2010; prior thereto, independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a manufacturer and retailer of custom window coverings, from April 2010 to August 2010; prior thereto, Executive Vice President - Chief Sales & Marketing Officer of GES from January 2008 to February 2010; prior thereto, Executive Vice President - Products and Services of GES from January 2005 to February 2010; prior thereto Vice-President, Products & Services Business of GES from January 2004 to January 2005; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company from August 2000 to January 2004.

Cindy J. Ognjanov	62	President and General Manager of Glacier Park since October 2002; prior thereto, co-owner of Omnidine, Inc., a food service consulting firm from April 1999 to October 2002; and prior thereto, rooms and operations manager for Glacier Park from April 1992 through July 1998.

David C. Robertson	46	Chief Human Resources Officer since August 2010; prior thereto, Senior Vice President of Human Resources, North America & Asia Pacific, of Insight Enterprises, a global provider of technology solutions, from October 2006 to August 2010; prior thereto, Senior Director of Human Resources, Aerospace Global Repair Services, of Honeywell International, a global diversified technology and manufacturing provider, from July 2005 to October 2006; prior thereto, Director of Human Resources of Honeywell from September 2003 to June 2005; and prior thereto, Director of Human Resources of America Online, Inc., a global web services company, from February 1999 to August 2003.

The term of office of the executive officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 15, 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Chicago and National Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Euronext Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2011		2010
	High	Low	High	Low
First Quarter	$26.78	$19.82	$21.87	$17.33
Second Quarter	$26.00	$19.35	$25.40	$17.61
Third Quarter	$23.02	$15.77	$20.76	$14.75
Fourth Quarter	$22.21	$15.87	$27.34	$17.71

DIVIDENDS DECLARED ON COMMON STOCK

	2011	2010
February	$0.04	$0.04
May	0.04	0.04
August	0.04	0.04
December	0.04	0.04

Total	$0.16	$0.16

Regular quarterly dividends were paid on Viad common stock on the first business day of January, April, July and October. The terms of Viad’s $130 million secured revolving credit facility, as amended as of May 18, 2011, restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year.

As of January 31, 2012, there were 7,724 shareholders of record of Viad’s common stock following the one-for-four reverse stock split effective on July 1, 2004. There also were 1,082 shareholders of record as of January 31, 2012 that had not converted pre-split shares into the post-split common stock. Accordingly, there were a total of 8,806 shareholders of record as of January 31, 2012.

For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing, for the five year period ended December 31, 2011, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.

The graph below assumes $100 was invested on December 31, 2006 in Viad common stock, Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

	Year ended December 31,
	2006	2007	2008	2009	2010	2011
Viad Corp	$100.00	$78.12	$61.52	$51.80	$64.44	$44.57
S&P 500	$100.00	$105.48	$66.40	$83.87	$96.37	$98.22
Russell 2000	$100.00	$98.44	$65.16	$82.82	$105.00	$100.54
S&P SmallCap 600	$100.00	$99.70	$68.71	$86.24	$108.88	$109.92
S&P 600 Comm. Services & Supplies	$100.00	$93.61	$73.79	$93.11	$108.68	$94.99
S&P 600 Media Index	$100.00	$72.82	$21.11	$36.01	$53.00	$40.94

Set forth below is a table showing that no shares of Viad common stock were repurchased during the fourth quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
None	—	—	—	53,621

Total	—	—	—	53,621

(1)	Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. Viad purchased 250,760 shares for $4.6 million during 2011, with an announced authority to repurchase a remaining 53,621 shares as of December 31, 2011. The authorization of the Board of Directors does not have an expiration date. The terms of Viad’s $130 million secured revolving credit facility, as amended as of May 18, 2011, restrict the Company from repurchasing more than $10 million in the aggregate of the Company’s common stock in any calendar year.

Item 6.	Selected Financial Data.

VIAD CORP

SELECTED FINANCIAL AND OTHER DATA

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Convention and event services (1)	$670,054	$590,444	$582,969	$804,546	$719,930
Exhibits and environments (1) (2)	170,496	166,040	147,533	229,694	199,549
Travel and recreation services(3)	101,814	88,277	75,302	86,621	84,222

Total revenues	$942,364	$844,761	$805,804	$1,120,861	$1,003,701

Income (loss) from continuing operations (4)	$9,292	$817	$(104,808)	$43,538	$43,312
Income from discontinued operations (5)	451	262	679	385	2,049

Net income (loss)	9,743	1,079	(104,129)	43,923	45,361
Net income attributable to noncontrolling interest	(533)	(636)	(582)	(550)	(764)

Net income (loss) attributable to Viad	$9,210	$443	$(104,711)	$43,373	$44,597

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders (4)	$0.43	$0.01	$(5.28)	$2.08	$2.04
Income from discontinued operations attributable to Viad common stockholders (5)	0.02	0.01	0.03	0.02	0.10

Net income (loss) attributable to Viad common stockholders	$0.45	$0.02	$(5.25)	$2.10	$2.14

Weighted-average outstanding and potentially dilutive common shares	20,055	20,277	19,960	20,493	20,886

Basic Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders (4)	$0.43	$0.01	$(5.28)	$2.08	$2.04
Income from discontinued operations attributable to Viad common stockholders (5)	0.02	0.01	0.03	0.02	0.10

Net income (loss) attributable to Viad common stockholders	$0.45	$0.02	$(5.25)	$2.10	$2.14

Weighted-average outstanding common shares	19,719	19,955	19,960	20,172	20,423

Dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16

Balance Sheet Data at Year-End
Total assets	$617,828	$616,503	$609,186	$729,404	$781,363
Total debt and capital lease obligations	3,239	9,077	12,788	12,643	14,176
Total stockholders’ equity	386,179	386,711	384,631	467,089	475,829
Other Data
Adjusted EBITDA(6)	$43,284	$32,312	$12,793	$104,702	$86,355

(1)	2007 amounts include $95.9 million in revenue from Melville which was acquired by Viad in February 2007.
(2)	2008 amounts include $25.4 million in revenue from Becker Group which was acquired by Viad in January 2008.
(3)	2011 amounts include $9.7 million in revenue from Grouse Mountain Lodge and St. Mary Lodge & Resort which were acquired by Viad in January 2011 and June 2011, respectively.

(4)	Income from continuing operations includes the following items (see Notes 3 and 17 of notes to consolidated financial statements):

	Year ended December 31,
	2011	2010	2009	2008	2007
		(in thousands, except per share data)
Restructuring charges, net of tax	$2,453	$2,613	$8,677	$317	$835
Restructuring charges per diluted share	$0.12	$0.13	$0.43	$0.02	$0.04
Impairment losses (recoveries), net of tax	$—	$268	$98,197	$9,405	$(105)
Impairment losses (recoveries) per diluted share	$—	$0.01	$4.92	$0.46	$(0.01)

(5)

The 2011, 2010, 2009 and 2008 amounts relate to certain obligations associated with previously sold operations. The 2007 amount primarily represents the settlement of a real estate participation interest associated with a parcel of land sold by a discontinued operation.

(6)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of “Non-GAAP Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaskan Park Properties”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Alaskan Park Properties operates the Denali Backcountry Lodge, which is the largest of three lodges located within Denali National Park and Preserve in Alaska, and the Denali Cabins, which are located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaskan Park Properties also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

Financial Highlights

The following 2011 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $942.4 million, an increase of 11.6 percent from 2010 revenues

•	Net income attributable to Viad of $9.2 million compared to $443,000 in 2010

•	Diluted income per share of $0.45 compared to $0.02 in 2010

•	Acquisitions of Grouse Mountain Lodge, St. Mary Lodge & Resort and Denali Backcountry Lodge and Denali Cabins for $10.5 million, $15.3 million and $15.3 million, respectively

•

Restructuring charges totaling $3.8 million primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions and facility consolidations

•	Income from discontinued operations of $451,000 related to the reversal of certain liabilities associated with previously sold operations

•	Cash and cash equivalents were $100.4 million as of December 31, 2011

•	Debt was $3.2 million as of December 31, 2011

Marketing & Events U.S.

•	Revenues of $631.4 million, an increase of 10.6 percent from 2010 revenues

•	Segment operating loss of $6.3 million, as compared to a loss of $15.2 million in 2010

Marketing & Events International

•	Revenues of $218.6 million, an increase of 10.5 percent from 2010 revenues

•	Segment operating income of $11.4 million compared to $10.1 million in 2010

Travel & Recreation Group

•	Revenues of $101.8 million, an increase of 15.3 percent from 2010 revenues

•	Segment operating income of $20.2 million, as compared to $19.9 million in 2010

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

Management believes that the presentation of Adjusted EBITDA and Income before impairment losses provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA and Income before impairment losses primarily as performance measures and believes that the GAAP financial measures most directly comparable to these non-GAAP measures are net income attributable to Viad and income from continuing operations attributable to Viad, respectively. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment losses or recoveries, and the effects of accounting changes and discontinued operations. Similarly, although Income before impairment losses is used as a financial measure to assess the performance of the business, its use is limited because it does not consider non-cash goodwill, other intangible assets and other long-lived asset impairment losses. Because Adjusted EBITDA and Income before impairment losses do not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad and income from continuing operations attributable to Viad as important measures of financial performance because they provide more complete measures of the Company’s performance.

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Viad is as follows:

	2011	2010	2009
		(in thousands)
Adjusted EBITDA	$43,284	$32,312	$12,793
Impairment losses	—	(302)	(116,863)
Interest expense	(1,511)	(1,835)	(1,690)
Income taxes	(3,888)	(1,742)	28,639
Depreciation and amortization	(29,126)	(28,252)	(28,269)
Income from discontinued operations	451	262	679

Net income (loss) attributable to Viad	$9,210	$443	$(104,711)

The increase in Adjusted EBITDA of $11.0 million from 2010 to 2011 was primarily due to higher segment operating results in the Marketing & Events Group. The increase in Adjusted EBITDA of $19.5 million from 2009 to 2010 was primarily driven by higher segment operating results at all operating segments and lower restructuring charges. See “Results of Operations” below for a discussion of fluctuations.

A reconciliation of income (loss) before impairment losses attributable to Viad to income (loss) from continuing operations attributable to Viad is as follows:

	2011	2010	2009
		(in thousands)
Income (loss) before impairment losses attributable to Viad	$8,759	$449	$(7,193)
Impairment losses, net of tax(1)	—	(268)	(98,197)

Income (loss) from continuing operations attributable to Viad	$8,759	$181	$(105,390)

(1)   Includes income tax benefits of $34,000 and $18.7 million in 2010 and 2009, respectively.

Results of Operations:

2011 vs. 2010:

Revenues for 2011 increased 11.6 percent to $942.4 million compared to $844.8 million in 2010. Viad’s income from continuing operations before income taxes was $13.2 million for 2011 compared to $2.6 million in 2010. These increases were primarily due to higher revenues from the Marketing & Events Group. Net restructuring charges in 2011 were $3.8 million compared to $4.2 million in 2010, both primarily related to the Marketing & Events Group. Impairment losses for 2010 were $268,000 (after-tax), or $0.01 per diluted share. The Company did not record any impairment losses in 2011.

Net income attributable to Viad for 2011 was $9.2 million, or $0.45 per diluted share, compared to $443,000, or $0.02 per diluted share, in 2010. These results include income from discontinued operations of $451,000, or $0.02 per diluted share, in 2011 and $262,000, or $0.01 per diluted share, in 2010 relating to obligations associated with previously sold operations.

During 2011, foreign exchange rate variances resulted in increases in revenues and segment operating income of $14.1 million and $1.7 million, respectively, as compared to 2010. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effects of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance	Weighted-Average Exchange Rates		Effect of Rate Variance
	2011	2010	(thousands)	2011	2010	(thousands)
Marketing & Events Group:
Canada	$1.01	$0.97	$3,141	$1.00	$0.98	$(27)
United Kingdom	$1.61	$1.54	$5,684	$1.61	$1.52	$445
Travel & Recreation Group:
Canada	$1.02	$0.96	$4,300	$1.03	$0.94	$1,344

Accordingly, Viad’s results were impacted by the strengthening of the Canadian dollar and British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $631.4 million for 2011, up 10.6 percent compared to $571.0 million in 2010. The increase was primarily due to base same-show revenue increases of 11.2 percent, increased exhibitor spending, new business wins and positive show rotation of approximately $11 million. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 36.6 percent of Marketing & Events U.S. segment revenues in 2011. The 2011 segment operating loss was $6.3 million, compared to a loss of $15.2 million in 2010. The improved operating results were primarily the result of higher revenues, partially offset by higher accruals for performance-based incentives.

Revenues for the Marketing & Events International segment were $218.6 million for 2011, up 10.5 percent compared to $197.8 million in 2010. Segment operating income was $11.4 million in 2011, compared to $10.1 million in 2010. As discussed above, results in this segment were impacted by exchange rates during 2011, resulting in increases of $9.8 million in revenue and $379,000 in segment operating income, as compared to 2010. Excluding exchange rate variances, 2011 revenues increased by $11.1 million, or 5.6 percent, and operating income increased by $982,000, or 9.7 percent. The increase in revenues was primarily due to new show wins, positive show rotation of approximately $4 million and same-show growth, which more than offset 2010 first quarter revenues from a major project for the 2010 Winter Olympic Games in Canada. Operating results for 2011 reflect higher compensation expenses, including merit increases and the elimination of temporary wage reductions, as compared to 2010.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the third quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the 2010 second quarter and have increased in each of the following six quarters.

For 2012, management expects U.S. same-show revenues to increase at a mid-single digit rate and that show rotation will not have a meaningful impact on revenues as revenue from non-annual shows during 2012 is expected to be comparable to revenues from non-annual shows that took place during 2011. Additionally, management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on the Marketing & Events Group’s 2012 revenues and operating income of approximately $9 million and $500,000, respectively. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Consequently, management expects to record additional restructuring charges of approximately $1.5 million in the first quarter of 2012 as a result of the continued reorganization activities. Additional restructuring charges may be incurred as further cost structure improvements are made.

The Marketing & Events Group is subject to multiple collective-bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the Company and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $101.8 million, up 15.3 percent compared to 2010 revenues of $88.3 million. Segment operating income was $20.2 million, up 1.6 percent from 2010 segment operating income of $19.9 million. Segment operating margins were 19.8 percent in 2011 compared to 22.5 percent in 2010. As discussed above, results in this segment were impacted by exchange rate variances during 2011, resulting in increases of $4.3 million and $1.3 million in revenues and segment operating income, respectively, as compared to 2010.

Excluding exchange rate variances, 2011 revenues increased by $9.2 million, or 10.5 percent, primarily due to the acquisitions of St. Mary Lodge & Resort and Grouse Mountain Lodge, which are located near Glacier National Park, as well as organic revenue growth at Brewster. The Company acquired the 145-room Grouse Mountain Lodge on January 5, 2011 for $10.5 million in cash and the 115-room St. Mary Lodge & Resort on June 29, 2011 for $15.3 million in cash. Brewster realized growth across all of its lines of business with the exception of its transportation business, which had higher 2010 revenues resulting from charter contracts related to the Winter Olympic and Paralympic Games. These improvements were partially offset by lower revenues from Many Glacier Hotel, a property operated by Glacier Park, resulting from planned construction that reduced the number of rooms available during 2011 as compared to 2010, as well as lower visitation to Glacier National Park during July and August.

Excluding exchange rate variances, 2011 segment operating income decreased by $1.0 million primarily due to the lower revenues at Many Glacier Hotel (which have a high flow through to operating income) and the seasonal fourth quarter operating loss at Alaskan Park Properties. The Company acquired the 42-room Denali Backcountry Lodge and 46 Denali Cabins on September 16, 2011 for $15.3 million in cash.

During 2011, approximately 70 percent of revenue and 86 percent of segment operating income generated in the Travel & Recreation Group segment were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, revenue and segment operating income for the Travel & Recreation Group.

Management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on Travel & Recreation Group segment 2012 revenues and operating income of approximately $3 million and $1 million, respectively. Additionally, the Travel & Recreation Group segment is affected by consumer discretionary spending on tourism activities.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on

December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of the Travel & Recreation Group’s 2011 segment operating income.

Corporate Activities. Corporate activities expense of $7.7 million in 2011 increased from $6.4 million in 2010. This increase was primarily due to higher legal fees related to employee benefits associated with previously divested operations and other matters.

Restructuring Charges. In 2011, Viad recorded net restructuring charges of $3.8 million compared to $4.2 million in 2010 (the 2010 amount includes a reversal of restructuring reserves of $814,000 primarily related to revisions in estimated sublease income associated with certain leased facilities). These charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations.

Income Taxes. The effective tax rate for 2011 was 29.5 percent compared to 68.1 percent for 2010. The relatively low rate for 2011 compared to the statutory rate was due to favorable tax resolutions of $103,000, state tax benefits of $100,000 and other tax benefits. The relatively high rate for 2010 compared to the statutory rate was due to the write-off of deferred taxes of $1.3 million as a result of health care legislation, partially offset by favorable tax resolutions of $514,000. Excluding the effects of these items, the 2010 effective rate was 38.2 percent.

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

Accordingly, Viad’s results were primarily impacted by the strengthening of the Canadian dollar relative to the U.S. dollar. Future decreases in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

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

Income Taxes. The effective tax rate for 2010 was 68.1 percent compared to 21.5 percent for 2009. The relatively high rate for 2010 compared to the statutory rate was due to the write-off of deferred taxes of $1.3 million as a result of health care legislation, partially offset by favorable tax resolutions of $514,000. Excluding the effects of these items, the 2010 effective rate was 38.2 percent. The relatively low rate for 2009 compared to the statutory rate was due to the effect of certain nondeductible impairment losses of $26.8 million, partially offset by favorable tax resolutions of $3.5 million. Excluding the effects of these items, the 2009 effective rate was 39.0 percent.

Liquidity and Capital Resources:

Cash and cash equivalents were $100.4 million as of December 31, 2011 as compared to $145.8 million as of December 31, 2010, with the decrease primarily due to Viad’s acquisitions and capital expenditures, partially offset by cash flow from operations. During 2011, the Company generated net cash flows from operating activities of $34.7 million primarily driven by operating results, partially offset by changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of December 31, 2011, the Company had $64.1 million of its cash and cash equivalents held outside of the United States. Of the total amount, $56.0 million was held in Canada, $6.5 million in the United Kingdom and $1.6 million in Germany. Although the Company records income tax expense with respect to its foreign operations at the statutory tax rates in effect in the United States, there were certain historical earnings related to its Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of December 31, 2011 that would result assuming all foreign cash balances were repatriated to the United States would be approximately $2.0 million.

Viad’s total debt as of December 31, 2011 was $3.2 million compared to $9.1 million as of December 31, 2010. The debt-to-capital ratio was 0.008 to 1 as of December 31, 2011 compared with 0.023 to 1 as of December 31, 2010. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

Effective May 18, 2011, Viad amended and restated its secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of December 31, 2011, Viad’s total debt of $3.2 million consisted entirely of capital lease obligations. As of December 31, 2011, Viad had $125.4 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $4.6 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

As part of the amendment, Viad’s financial covenants were revised to include a fixed-charge coverage ratio of not less than 2.25 to 1 (and a ratio of not less than 2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of December 31, 2011, the fixed-charge coverage and leverage ratios were 2.94 to 1 and 0.30 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2011, Viad was in compliance with all covenants.

As of December 31, 2011, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2011 would be $28.5 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Capital expenditures for 2011 totaled $21.5 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment. Capital expenditures for 2010 totaled $17.0 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and equipment at the Travel & Recreation Group.

On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. On June 29, 2011, Viad completed the acquisition of St. Mary for $15.3 million in cash. On September 16, 2011, Viad completed the acquisition of Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. On March 7, 2012, Viad acquired the Banff International Hotel and related assets for $23.5 million in cash, subject to certain adjustments. The Banff International Hotel is a 162-guest room commercial hotel located in Banff, Alberta, Canada.

In 2012, management anticipates incurring an estimated $20 million on the development of the Glacier Discovery Walk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada.

In March 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs).

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During 2011 and 2010, Viad repurchased 250,760 shares for $4.6 million and 356,300 shares for $6.3 million, respectively. As of December 31, 2011, 53,621 shares remain available for repurchase from the announced authorization. Additionally, during 2011 and 2010, the Company repurchased 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on share-based awards.

During 2009, Viad paid certain foreign income tax reassessments of $4.9 million and received tax refunds of $1.9 million pursuant to a joint settlement with certain Canadian taxing jurisdictions. During 2010, Viad received income tax refunds of $5.6 million related to carryback claims associated with 2009 operating losses.

The following table presents Viad’s contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$72,297	$16,699	$30,196	$12,609	$12,793
Pension and postretirement benefits (1)	38,302	3,511	7,580	7,713	19,498
Purchase obligations (2)	23,996	16,384	7,278	277	57
Capital lease obligations	3,239	2,018	1,183	38	—
Estimated interest payments	559	432	123	4	—

Total contractual cash obligations (3)	$138,393	$39,044	$46,360	$20,641	$32,348

(1)	Estimated contributions related to multi-employer benefit plans are excluded from the table above. See Note 16 of notes to consolidated financial statements for disclosures regarding those obligations.
(2)	Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3)	Aggregate self-insurance liabilities of $27.1 million are excluded from the table above as the timing and amounts of future cash outflows are uncertain. See Note 9 of notes to consolidated financial statements.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2011 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of December 31, 2011, there was a remaining environmental remediation liability of $5.8 million related to previously sold operations of which $755,000 is included in the consolidated balance sheets under the caption “Other current liabilities” and $5.0 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2011, 2010 and 2009 totaled $19.6 million, $15.3 million and $15.7 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2011, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

As of December 31, 2011, Viad had total goodwill of $133.7 million consisting of $84.9 million related to the Marketing & Events Group and $48.8 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $22.2 million to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of December 31, 2011, the amount of goodwill assigned to the reporting units in the United Kingdom (Melville) and Canada was $13.3 million and $8.9 million, respectively. Also, as of December 31, 2011, the Brewster, Glacier Park and Alaskan Park Properties operating segments (within the Travel & Recreation Group) had goodwill of $41.2 million, $4.4 million and $3.2 million (acquired September 2011), respectively. Brewster, Glacier Park and Alaskan Park Properties are considered reporting units for goodwill impairment testing purposes.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of December 31, 2011, Viad had aggregate goodwill of $133.7 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2011, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test was 89 percent, 43 percent and 30 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville) and Canada, respectively. For the Brewster and Glacier Park reporting units, the excess of the estimated fair value over the carrying value was 44 percent and 48 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in additional impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment. See “Results of Operations” above and Note 3 of notes to consolidated financial statements for a discussion of goodwill impairment losses recorded during 2009.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2011 and 2010, Viad had gross deferred tax assets of $70.7 million and $67.1 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses. As of December 31, 2011 and 2010, Viad had a valuation allowance of $356,000 and $411,000, respectively, related to certain state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.1 million as of December 31, 2011. Of this total, $14.3 million related to workers’ compensation liabilities and the remaining $6.8 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $6.0 million as of December 31, 2011, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $7.6 million, $6.8 million and $8.3 million in 2011, 2010 and 2009, respectively.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.6 million to its funded pension plans and $952,000 to its unfunded pension plans in 2012.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $450,000 to the plans in 2012.

The assumed health care cost trend rate used in measuring the December 31, 2011 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2010 accumulated postretirement benefit obligation was nine and one-half percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2011 by approximately $1.7 million and the total of service and interest cost components by approximately $112,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2011 by approximately $1.5 million and the total of service and interest cost components by approximately $93,000.

The weighted-average assumptions used to determine the pension and postretirement benefit obligations as of December 31 were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2011	2010	2011	2010	2011	2010	2011	2010
Discount rate	4.92%	5.45%	4.75%	5.10%	4.70%	5.10%	4.60%	5.10%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2011	2010	2011	2010	2011	2010	2011	2010
Discount rate	5.45%	5.90%	5.10%	5.70%	5.10%	5.60%	5.10%	5.60%
Expected return on plan assets	6.35%	6.35%	N/A	N/A	6.10%	6.10%	5.50%	5.75%

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. See Note 16 of notes to consolidated financial statements.

Share-based compensation — Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan which has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards.

Share-based compensation expense recognized in the consolidated financial statements in 2011, 2010 and 2009 was $4.4 million, $3.5 million and $3.1 million, respectively. Furthermore, the total tax benefits related to such costs were $1.6 million, $1.2 million and $1.1 million in 2011, 2010 and 2009, respectively. No share-based compensation costs were capitalized during 2011, 2010 or 2009.

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

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $34.6 million and $39.0 million as of December 31, 2011 and 2010, respectively. During 2011 and 2010, an unrealized foreign currency translation loss of $4.3 million and a gain of $7.7 million, respectively, were recorded in other comprehensive income.

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

	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)
	2011	2010		2010	2009
Canadian Operations:
Marketing & Events Group	$1.00	$0.98	$(27)	$0.98	$0.85	$533
Travel & Recreation Group	$1.03	$0.94	$1,344	$0.94	$0.92	$538

United Kingdom Operations:
Marketing & Events Group	$1.61	$1.52	$445	$1.52	$1.49	$52

As the Canadian operations generated aggregate operating income in 2011, Viad’s segment operating income has been favorably impacted by $1.3 million from the strengthening of the Canadian dollar relative to the U.S. dollar. A hypothetical change of ten percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $1.9 million. As the United Kingdom operations generated aggregate operating income in 2011, Viad’s segment operating income has been favorably impacted by $445,000 from the strengthening of the British pound relative to the U.S. dollar. A hypothetical change of ten percent in the British pound exchange rate would have resulted in a change to operating income of approximately $951,000.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2011 and 2010, Viad did not have any significant foreign currency forward contracts outstanding.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Viad’s subsidiaries have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2011 or 2010.

Item 8.	Financial Statements and Supplementary Data.

Refer to Index to Financial Statements on page 33 for required information.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2011, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 15, 2012, and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” on page 10 of this Annual Report.

Viad has adopted a Code of Ethics for all directors, officers and employees of the Company and its subsidiaries. A copy of the Company’s Code of Ethics is available at Viad’s website at www.viad.com/pdf/corpgovernance/CodeofEthics.pdf and is also available without charge to any shareholder upon request by writing to: Viad Corp, 1850 North Central Avenue, Suite 1900, Phoenix, Arizona 85004-4565, Attention: Corporate Secretary.

Item 11.	Executive Compensation.

Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 15, 2012, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 15, 2012, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding director independence, and certain relationships and related transactions, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 15, 2012, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 15, 2012, and is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 9th day of March, 2012.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 9, 2012	By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date: March 9, 2012	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date: March 9, 2012	By:	/s/ G. Michael Latta
G. Michael Latta
Chief Accounting Officer—Controller

Directors Wayne G. Allcott Daniel Boggan Jr. Isabella Cunningham Richard H. Dozer Jess Hay Robert C. Krueger Robert E. Munzenrider Margaret E. Pederson Albert M. Teplin

Date: March 9, 2012	By:	/s/ Ellen M. Ingersoll
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

Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2011, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on page 32 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Viad Corp

Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 9, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Phoenix, Arizona
March 9, 2012

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$100,376	$145,841
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $1,172, respectively	63,583	47,187
Inventories	35,825	38,670
Deferred income taxes	24,200	22,057
Other current assets	14,647	17,160

Total current assets	238,631	270,915
Property and equipment, net	173,813	149,346
Other investments and assets	31,051	31,363
Deferred income taxes	38,755	35,875
Goodwill	133,694	127,441
Other intangible assets, net	1,884	1,563

Total Assets	$617,828	$616,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,448	$47,933
Other current liabilities	97,331	96,749
Current portion of long-term debt and capital lease obligations	2,018	6,639

Total current liabilities	150,797	151,321
Long-term debt and capital lease obligations	1,221	2,438
Pension and postretirement benefits	35,419	33,008
Other deferred items and liabilities	44,212	43,025

Total liabilities	231,649	229,792

Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	599,188	606,902
Retained deficit	(13,256)	(19,229)
Unearned employee benefits and other	(2,951)	(4,433)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	222	282
Cumulative foreign currency translation adjustments	34,648	38,979
Unrecognized net actuarial loss and prior service credit	(12,977)	(10,410)
Common stock in treasury, at cost, 4,790,920 and 4,710,988 shares, respectively	(264,382)	(270,534)

Total Viad Corp stockholders’ equity	377,894	378,959
Noncontrolling interest	8,285	7,752

Total stockholders’ equity	386,179	386,711

Total Liabilities and Stockholders’ Equity	$617,828	$616,503

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues:
Convention and event services	$670,054	$590,444	$582,969
Exhibits and environments	170,496	166,040	147,533
Travel and recreation services	101,814	88,277	75,302

Total revenues	942,364	844,761	805,804

Costs and expenses:
Costs of services	752,679	656,315	636,249
Costs of products sold	164,309	173,690	165,367
Corporate activities	7,682	6,422	5,607
Interest income	(779)	(584)	(579)
Interest expense	1,511	1,835	1,690
Restructuring charges	3,782	4,222	14,054
Goodwill impairment losses	—	—	98,304
Intangible asset impairment losses	—	185	14,005
Other impairment losses	—	117	4,554

Total costs and expenses	929,184	842,202	939,251

Income (loss) from continuing operations before income taxes	13,180	2,559	(133,447)
Income tax expense (benefit)	3,888	1,742	(28,639)

Income (loss) from continuing operations	9,292	817	(104,808)
Income from discontinued operations	451	262	679

Net income (loss)	9,743	1,079	(104,129)
Net income attributable to noncontrolling interest	(533)	(636)	(582)

Net income (loss) attributable to Viad	$9,210	$443	$(104,711)

Diluted income (loss) per common share
Income (loss) from continuing operations attributable to Viad common stockholders	$0.43	$0.01	$(5.28)
Income from discontinued operations attributable to Viad common stockholders	0.02	0.01	0.03

Net income (loss) attributable to Viad common stockholders	$0.45	$0.02	$(5.25)

Weighted-average outstanding and potentially dilutive common shares	20,055	20,277	19,960

Basic income (loss) per common share
Income (loss) from continuing operations attributable to Viad common stockholders	$0.43	$0.01	$(5.28)
Income from discontinued operations attributable to Viad common stockholders	0.02	0.01	0.03

Net income (loss) attributable to Viad common stockholders	$0.45	$0.02	$(5.25)

Weighted-average outstanding common shares	19,719	19,955	19,960

Dividends declared per common share	$0.16	$0.16	$0.16

Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$8,759	$181	$(105,390)
Income from discontinued operations	451	262	679

Net income (loss)	$9,210	$443	$(104,711)

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$9,743	$1,079	$(104,129)

Other comprehensive income (loss):
Unrealized investment gains (losses) arising during the period, net of tax expense (benefit) of $(36), $82 and $137	(60)	128	216
Unrealized foreign currency translation adjustments, net of tax	(4,331)	7,696	25,050
Amortization of net actuarial loss, net of tax expense (benefit) of $(709), $1,433 and $(2,859)	(1,777)	(2,109)	(4,164)
Amortization of prior service credit, net of tax benefit of $487, $17 and $353	(790)	84	(548)

Total other comprehensive income (loss)	(6,958)	5,799	20,554

Comprehensive income (loss)	2,785	6,878	(83,575)
Comprehensive income attributable to noncontrolling interest	(533)	(636)	(582)

Comprehensive income (loss) attributable to Viad	$2,252	$6,242	$(84,157)

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$9,743	$1,079	$(104,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,126	28,252	28,269
Deferred income taxes	(924)	744	(8,349)
Income from discontinued operations	(451)	(262)	(679)
Restructuring charges	3,782	4,222	14,054
Impairment charges	—	302	116,863
Losses (gains) on dispositions of property and other assets	(42)	45	(18)
Share-based compensation expense	4,413	3,518	3,093
Excess tax benefit from share-based compensation arrangements	(54)	(27)	—
Other non-cash items, net	4,659	4,580	6,714
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(18,092)	(3,042)	5,834
Inventories	3,729	6,148	7,493
Accounts payable	4,372	4,637	(15,623)
Restructuring liabilities	(3,888)	(6,718)	(7,587)
Accrued compensation	4,563	6,966	(17,620)
Customer deposits	4,950	2,000	(1,600)
Income taxes payable	(2,694)	(1,264)	(4,660)
Other assets and liabilities, net	(8,456)	(7,897)	(28,302)

Net cash provided by (used in) operating activities	34,736	43,283	(6,247)

Cash flows from investing activities
Capital expenditures	(21,538)	(17,040)	(21,315)
Acquisition of businesses, net of cash acquired	(41,105)	—	—
Proceeds from dispositions of property and other assets	440	14,753	76

Net cash used in investing activities	(62,203)	(2,287)	(21,239)

Cash flows from financing activities
Payments on debt and capital lease obligations	(7,375)	(4,900)	(3,715)
Dividends paid on common stock	(3,241)	(3,275)	(3,292)
Common stock purchased for treasury	(5,230)	(6,906)	(1,233)
Debt issuance costs	(1,001)	—	(277)
Excess tax benefits from share-based compensation arrangements	54	27	—
Proceeds from exercise of stock options	296	593	—

Net cash used in financing activities	(16,497)	(14,461)	(8,517)

Effect of exchange rate changes on cash and cash equivalents	(1,501)	2,964	4,305

Net change in cash and cash equivalents	(45,465)	29,499	(31,698)
Cash and cash equivalents, beginning of year	145,841	116,342	148,040

Cash and cash equivalents, end of year	$100,376	$145,841	$116,342

Supplemental disclosure of cash flow information
Cash paid for income taxes	$10,213	$7,931	$10,158

Cash paid for interest	$1,088	$1,131	$1,309

Equipment acquired under capital leases	$1,327	$963	$3,511

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Viad Equity	Non- Controlling Interest	Total Stockholders’ Equity
				(in thousands)
Balance, January 1, 2009	$37,402	$623,781	$91,558	$(7,881)	$2,498	$(286,803)	$460,555	$6,534	$467,089
Net income (loss)	—	—	(104,711)	—	—	—	(104,711)	582	(104,129)
Dividends on common stock	—	—	(3,292)	—	—	—	(3,292)	—	(3,292)
Common stock purchased for treasury	—	—	—	—	—	(1,233)	(1,233)	—	(1,233)
Employee benefit plans	—	(21,398)	—	(30)	—	21,398	(30)	—	(30)
ESOP allocation adjustment	—	—	—	1,964	—	—	1,964	—	1,964
Share-based compensation—equity awards	—	4,899	—	—	—	—	4,899	—	4,899
Tax deficiencies from share-based compensation	—	(1,251)	—	—	—	—	(1,251)	—	(1,251)
Unrealized foreign currency translation adjustment	—	—	—	—	25,050	—	25,050	—	25,050
Unrealized gain on investments	—	—	—	—	216	—	216	—	216
Amortization of prior service credit	—	—	—	—	(548)	—	(548)	—	(548)
Amortization of net actuarial loss	—	—	—	—	(4,164)	—	(4,164)	—	(4,164)
Other, net	—	7	40	(7)	—	20	60	—	60

Balance, December 31, 2009	37,402	606,038	(16,405)	(5,954)	23,052	(266,618)	377,515	7,116	384,631
Net income	—	—	443	—	—	—	443	636	1,079
Dividends on common stock	—	—	(3,275)	—	—	—	(3,275)	—	(3,275)
Common stock purchased for treasury	—	—	—	—	—	(6,905)	(6,905)	—	(6,905)
Employee benefit plans	—	(2,397)	—	—	—	2,989	592	—	592
ESOP allocation adjustment	—	—	—	1,518	—	—	1,518	—	1,518
Share-based compensation—equity awards	—	3,785	—	—	—	—	3,785	—	3,785
Tax deficiencies from share-based compensation	—	(524)	—	—	—	—	(524)	—	(524)
Unrealized foreign currency translation adjustment	—	—	—	—	7,696	—	7,696	—	7,696
Unrealized gain on investments	—	—	—	—	128	—	128	—	128
Amortization of prior service credit	—	—	—	—	84	—	84	—	84
Amortization of net actuarial loss	—	—	—	—	(2,109)	—	(2,109)	—	(2,109)
Other, net	—	—	8	3	—	—	11	—	11

Balance, December 31, 2010	37,402	606,902	(19,229)	(4,433)	28,851	(270,534)	378,959	7,752	386,711
Net income	—	—	9,210	—	—	—	9,210	533	9,743
Dividends on common stock	—	—	(3,241)	—	—	—	(3,241)	—	(3,241)
Common stock purchased for treasury	—	—	—	—	—	(5,230)	(5,230)	—	(5,230)
Employee benefit plans	—	(11,086)	—	—	—	11,381	295	—	295
ESOP allocation adjustment	—	—	—	1,490	—	—	1,490	—	1,490
Share-based compensation—equity awards	—	3,688	—	—	—	—	3,688	—	3,688
Tax deficiencies from share-based compensation	—	(325)	—	—	—	—	(325)	—	(325)
Unrealized foreign currency translation adjustment	—	—	—	—	(4,331)	—	(4,331)	—	(4,331)
Unrealized loss on investments	—	—	—	—	(60)	—	(60)	—	(60)
Amortization of prior service credit	—	—	—	—	(790)	—	(790)	—	(790)
Amortization of net actuarial loss	—	—	—	—	(1,777)	—	(1,777)	—	(1,777)
Other, net	—	9	4	(8)	—	1	6	—	6

Balance, December 31, 2011	$37,402	$599,188	$(13,256)	$(2,951)	$21,893	$(264,382)	$377,894	$8,285	$386,179

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Marketing & Events Group

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

Travel & Recreation Group

Travel and recreation services are provided by Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaskan Park Properties”).

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

In September 2011, Alaskan Park Properties, Viad’s wholly-owned subsidiary, acquired Denali Backcountry Lodge and Denali Cabins. Denali Backcountry Lodge is a 42 guest room lodge located within Denali National Park and Preserve in Alaska and the Denali Cabins are 46 guest cabins located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaskan Park Properties also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

•	Estimated fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

•	Estimated fair value of intangible assets with indefinite lives, for purposes of impairment testing;

•	Estimated allowances for uncollectible accounts receivable;

•	Estimated provisions for income taxes, including uncertain tax positions;

•	Estimated valuation allowances related to deferred tax assets;

•	Estimated liabilities for losses related to self-insured liability claims;

•	Estimated liabilities for losses related to environmental remediation obligations;

•	Estimated sublease income associated with restructuring liabilities;

•	Assumptions used to measure pension and postretirement benefit costs and obligations;

•	Assumptions used to determine share-based compensation costs under the fair value method; and

•	Allocation of purchase price of acquired businesses.

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

Goodwill. Goodwill is tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results.

Cash Surrender Value of Life Insurance. Viad has Company-owned life insurance contracts which are intended to fund the cost of certain employee compensation and benefit programs. These contracts are carried at cash surrender value, net of outstanding policy loans. The cash surrender value represents the amount of cash the Company could receive if the policies were discontinued before maturity. The changes in the cash surrender value of the policies, net of insurance premiums, are included as a component of “Costs of Services” in the consolidated statements of operations.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition. Viad’s revenue recognition policies are as follows:

Viad recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. GES derives revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction, refurbishment of exhibit booths and holiday themed environments. Service revenue is recognized at the time services are performed. Exhibits and environments revenue is accounted for using the completed-contract method as contracts are typically completed within three months of contract signing. The Travel & Recreation Group generates revenues through its attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.

Share-Based Compensation. Viad recognizes and measures compensation costs related to all share-based payment awards using the fair value method of accounting. These awards generally include restricted stock, performance-based restricted stock (“PBRS”), stock options and liability-based awards (including performance units, restricted stock units and performance-based restricted stock units).

The fair value of restricted stock and PBRS awards are based on Viad’s stock price on the date of grant. Restricted stock awards vest between three and five years from the date of grant. Share-based compensation expense related to restricted stock is recognized using the straight-line method over the requisite service period of approximately three years except for certain awards with a five year vesting period whereby expense is recognized based on an accelerated multiple-awards approach over a five year period. For these awards, 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates. Viad issues restricted stock and PBRS awards from shares held in treasury.

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

Liability-based awards (including grants of restricted stock units and PBRS units awarded to key employees at certain of the Company’s Canadian operations) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. To the extent earned, liability-based awards are settled in cash based on Viad’s stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

Common Stock in Treasury. Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income Per Common Share. Viad applies the two-class method in calculating income per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income per share. Furthermore, Viad funds its matching contributions to employees’ 401(k) accounts through the Company’s leveraged Employee Stock Ownership Plan (“ESOP”) feature of the Company’s 401(k) defined contribution plan. ESOP shares are treated as outstanding for income per share calculations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In September 2011, the FASB issued new guidance related to disclosures regarding employer’s participation in multi-employer pension plans, which is codified in ASC Topic 715. The new guidance requires employers that participate in multi-employer pension plans to provide additional quantitative and qualitative information about their involvement in those plans. The guidance is effective for annual periods for fiscal years ending after December 15, 2011. The adoption of this disclosure-only guidance did not impact Viad’s financial condition or results of operations.

Note 2. Share-Based Compensation

Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a ten-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. As of December 31, 2011, there were 1,023,839 total shares available for future grant.

The following table summarizes share-based compensation expense:

	2011	2010	2009
	(in thousands)
Stock options	$537	$447	$469
Restricted stock/PBRS	3,042	2,821	3,583
Restricted stock units/PBRS units	120	253	151
Performance unit incentive plan (“PUP”)	714	(3)	(1,110)

Total share-based compensation before income tax benefit	4,413	3,518	3,093
Income tax benefit	(1,594)	(1,225)	(1,125)

Total share-based compensation, net of income tax benefit	$2,819	$2,293	$1,968

In addition, $124,000, $519,000 and $767,000 of costs associated with share-based compensation were included in restructuring expense in 2011, 2010 and 2009, respectively. No share-based compensation costs were capitalized during 2011, 2010 or 2009.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock and PBRS. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
		Weighted-Average Grant Date		Weighted-Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2009	358,285	$34.25	94,828	$34.56
Granted	234,333	15.56	164,200	15.36
Vested	(189,462)	31.48	(46,701)	34.21
Forfeited	(12,346)	27.81	(37,400)	15.19

Balance at December 31, 2009	390,810	24.59	174,927	20.77
Granted	157,900	19.30	—	—
Vested	(65,961)	34.42	(29,547)	35.31
Cancelled	—	—	(126,550)	15.36
Forfeited	(4,250)	22.55	—	—

Balance at December 31, 2010	478,499	21.51	18,830	33.02
Granted	191,850	22.70	—	—
Vested	(91,212)	31.31	(18,414)	33.42
Forfeited	(7,115)	20.81	—	—

Balance at December 31, 2011	572,022	20.36	416	15.36

The grant date fair value of restricted stock vesting during 2011, 2010 and 2009 was $2.9 million, $2.3 million and $6.0 million, respectively. The grant date fair value of PBRS vesting during 2011, 2010 and 2009 was $615,000, $1.0 million and $1.6 million, respectively. As of December 31, 2011, the unamortized cost of all outstanding restricted stock and PBRS awards was $4.0 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.3 years. During 2011, 2010 and 2009, the Company repurchased 28,627 shares for $679,000, 28,407 shares for $573,000 and 72,294 shares for $1.2 million, respectively, related to tax withholding requirements on vested share-based awards.

Liability-Based Awards. The following table summarizes the liability-based award activity:

	Restricted Stock Units		PBRS Units		PUP Awards
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2009	—	$—	—	$—	102,960	$33.81
Granted	13,700	15.36	13,900	15.36	—	—

Balance at December 31, 2009	13,700	15.36	13,900	15.36	102,960	33.81
Granted	12,350	19.20	—	—	—	—
Vested	—	—	(1,958)	15.36	—	—
Cancelled	—	—	(8,028)	15.36	—	—

Balance at December 31, 2010	26,050	17.18	3,914	15.36	102,960	33.81
Granted	12,550	23.01	—	—	95,500	23.02
Vested	—		(1,958)	15.36	—	—
Cancelled	—		—		(102,960)	33.81

Balance at December 31, 2011	38,600	19.07	1,956	15.36	95,500	23.02

As of December 31, 2011 and 2010, Viad had aggregate liabilities recorded of $475,000 and $407,000, respectively, related to restricted stock unit and PBRS unit liability awards. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and cash payouts of $52,000 and $37,000 were distributed in January 2011 and March 2010, respectively. During 2010, 8,028 PBRS units were cancelled as the performance conditions related to those units were not achieved.

As of December 31, 2011, Viad had a liability recorded of $714,000 related to PUP awards. The PUP awards for the 2007-2009 period vested effective December 31, 2009 and a cash payout of $19,000 was distributed in March 2010. No cash payouts of PUP awards were made during 2011. In March 2011, 102,960 PUP awards for the 2008-2010 period were cancelled as the performance conditions related to those awards were not achieved. No PUP awards were granted in 2010 or 2009 and no other PUP awards vested during 2011, 2010 or 2009. Furthermore, there were no other cash settlements of PUP awards or any other share-based compensation awards.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options. The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at January 1, 2009	606,660	$25.86	459,612
Forfeited or expired	(64,942)	26.88

Options outstanding at December 31, 2009	541,718	25.74	462,683
Granted	280,900	19.20
Exercised	(22,311)	23.21
Forfeited or expired	(36,513)	26.34

Options outstanding at December 31, 2010	763,794	23.38	451,194
Exercised	(14,616)	20.14
Forfeited or expired	(164,977)	23.88

Options outstanding at December 31, 2011	584,201	23.32	396,688

As of December 31, 2011, the total unrecognized cost related to non-vested stock option awards was $667,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.2 years. No stock options were granted in 2011 or 2009.

The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$18.40 to $19.20	265,084	8.0 years	$19.20	94,891	$19.19
$19.57 to $26.07	134,732	0.9 years	23.41	130,732	23.36
$26.31 to $26.37	101,860	0.1 years	26.31	101,860	26.31
$26.47 to $38.44	82,525	1.7 years	32.77	69,205	32.31

$18.40 to $38.44	584,201	4.1 years	23.32	396,688	24.68

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company. As of December 31, 2011, there were 5,889 of such options outstanding and exercisable, both with exercise prices ranging from $19.57 to $26.07. The weighted-average remaining contractual life of these options outstanding was less than one year. During 2011, 100 options were exercised by MoneyGram participants at an exercise price of $19.57.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information pertaining to stock options is provided in the table below:

	$,000000	$,000000	$,000000
	2011	2010	2009
		(in thousands)
Total intrinsic value of stock options outstanding	$—	$2,341	$76
Total intrinsic value of stock options exercised	$325	$544	$—
Fair value of stock options vested	$682	$404	$645
Cash received from the exercise of stock options	$296	$593	$—
Tax deficiencies realized for tax deductions related to stock option exercises and performance-based awards	$325	$524	$1,251

The aggregate intrinsic value of stock options outstanding in the table above represents the difference between Viad’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of stock options outstanding therefore changes based on changes in the fair market value of Viad’s common stock.

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

As a result of the factors discussed above, Viad also recorded aggregate other intangible asset impairment losses of $14.0 million during 2009, which are included in the consolidated statements of operations under the caption “Intangible asset impairment losses.” Of the total amount, $9.3 million of impairment losses related to intangible assets in the Marketing & Events U.S. segment and $4.7 million related to the Marketing & Events International segment. The impairment losses also resulted from consolidation and integration activities within the Marketing & Events Group. Viad also recorded impairment losses of $1.7 million during 2009 related to touring exhibit assets related to the Marketing & Events U.S. segment and a loss of $2.9 million related to the write-down of a non-strategic real estate asset held in the Travel & Recreation Group. These charges are included in the consolidated statements of operations under the caption “Other impairment losses.” See Notes 6 and 8.

As of December 31, 2011, Viad had goodwill of $133.7 million consisting of $84.9 million related to the Marketing & Events Group and $48.8 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $22.2 million to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of December 31, 2011, the amount of goodwill assigned to the reporting units in the United Kingdom (Melville) and Canada was $13.3 million and $8.9 million, respectively. Also, as of December 31, 2011, the Brewster, Glacier Park and Alaskan Park Properties operating segments (within the Travel & Recreation Group) had goodwill of $41.2 million, $4.4 million and $3.2 million (acquired in September 2011), respectively. Brewster, Glacier Park and Alaskan Park Properties are considered reporting units for goodwill impairment testing purposes.

As a result of the Company’s most recent analysis performed in the fourth quarter of 2011, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test was 89 percent, 43 percent and 30 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville) and Canada, respectively. For the Brewster and Glacier Park reporting units, the excess of the estimated fair value over the carrying value was 44 percent and 48 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional impairment testing, which may result in additional impairment losses.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Acquisition of Businesses

On September 16, 2011, Viad acquired the Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. Denali Backcountry Lodge is a 42 guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins consist of 46 guest cabins near the entrance to Denali National Park and Preserve. Alaskan Park Properties is operated as a separate business unit within the Travel & Recreation Group. The following information represents the amounts assigned to the assets and liabilities of Alaskan Park Properties as of the date of acquisition:

$,0000000
(in thousands)
Other current assets	$43
Property and equipment	11,630
Goodwill	3,184
Other intangible assets	626

Total assets acquired	15,483

Customer deposits	(38)
Other current liabilities	(140)

Total liabilities acquired	(178)

Purchase price	$15,305

The Company recorded $3.2 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The entire amount of the goodwill is expected to be deductible for tax purposes over a period of 15 years. The amount assigned to other intangible assets of $626,000 relates to customer relationships. Transaction costs related to the acquisition were insignificant. The results of operations of Alaskan Park Properties have been included in Viad’s consolidated financial statements from the date of acquisition. There were no revenues related to Alaskan Park Properties included in Viad’s consolidated statement of operations for the year ended December 31, 2011 due to the timing of the acquisition. However, a net loss of $306,000 related to Alaskan Park Properties was included in Viad’s 2011 consolidated statement of operations.

On June 29, 2011, Viad acquired St. Mary Lodge & Resort (“St. Mary”) for $15.3 million in cash. St. Mary is a 115-room hotel located outside of Glacier National Park’s east entrance and is operated by Glacier Park within the Travel & Recreation Group. The following information represents the amounts assigned to the assets and liabilities of St. Mary as of the date of acquisition:

$,0000000
(in thousands)
Cash and cash equivalents	$21
Other current assets	701
Property and equipment	12,525
Goodwill	3,130
Other intangible assets	60

Total assets acquired	16,437

Customer deposits	(684)
Other current liabilities	(46)
Other long-term liabilities	(382)

Total liabilities acquired	(1,112)

Purchase price	$15,325

The Company recorded $3.1 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The entire amount of the goodwill is expected to be deductible for tax purposes over a period of 15 years. The amount assigned to other intangible assets of $60,000 relates to a non-amortized business license. Transaction costs related to the acquisition were insignificant. The results of operations of St. Mary have been included in Viad’s consolidated financial statements from the date of acquisition. During 2011, revenues of $5.5 million and net income of $938,000 related to St. Mary were included in Viad’s consolidated statement of operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 5, 2011, Viad acquired Grouse Mountain Lodge for $10.5 million in cash. Grouse Mountain Lodge is a 145-room hotel located in Whitefish, Montana, and is operated by Glacier Park within the Travel & Recreation Group. The following information represents the amounts assigned to the assets and liabilities of Grouse Mountain Lodge as of the date of acquisition:

$,00000000
(in thousands)
Cash and cash equivalents	$9
Other current assets	126
Property and equipment	8,750
Goodwill	1,331
Other intangible assets	400

Total assets acquired	10,616

Customer deposits	(99)
Other current liabilities	(12)

Total liabilities acquired	(111)

Purchase price	$10,505

The Company recorded $1.3 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The entire amount of the goodwill is expected to be deductible for tax purposes over a period of 15 years. The amount assigned to other intangible assets of $400,000 relates to a non-amortized business license. Transaction costs related to the acquisition were insignificant. The results of operations of Grouse Mountain Lodge have been included in Viad’s consolidated financial statements from the date of acquisition. During 2011, revenues of $4.2 million and net income of $283,000 related to Grouse Mountain Lodge were included in Viad’s consolidated statement of operations.

The following table summarizes the unaudited pro forma results of operations attributable to Viad for 2011 and 2010, assuming that the acquisitions of Denali Backcountry Lodge and Denali Cabins, St. Mary and Grouse Mountain Lodge had each been completed at the beginning of each year:

	2011	2010
	(in thousands, except per share data)
Revenue	$950,273	$861,059
Income from continuing operations	$10,376	$1,688
Net income	$10,827	$1,950
Diluted net income per share	$0.53	$0.10
Basic net income per share	$0.53	$0.10

Note 5. Inventories

The components of inventories as of December 31 were as follows:

	$,0000000	$,0000000
	2011	2010
	(in thousands)
Raw materials	$18,297	$18,488
Work in process	17,528	20,182

Inventories	$35,825	$38,670

Note 6. Property and Equipment

Property and equipment as of December 31 consisted of the following:

	$,0000000	$,0000000
	2011	2010
	(in thousands)
Land	$18,134	$9,139
Buildings and leasehold improvements	109,077	89,945
Equipment and other	310,186	299,558

	437,397	398,642
Accumulated depreciation	(263,584)	(249,296)

Property and equipment, net	$173,813	$149,346

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $14.9 million and $17.5 million as of December 31, 2011 and 2010, respectively.

Depreciation expense was $28.4 million, $27.3 million and $26.5 million for 2011, 2010 and 2009, respectively. As discussed in Note 3 above, Viad recorded an impairment loss of $117,000 in 2010 related to a tour boat at the Travel & Recreation Group. Viad also recorded impairment losses of $1.7 million related to certain touring exhibit assets at the Marketing & Events Group in 2009.

During 2009, Viad commenced a plan of sale related to a non-strategic real estate asset held in the Travel & Recreation Group. This asset consisted of land, building and related improvements, which was expected to be sold within one year. Accordingly, the value of this asset was remeasured based on the estimated fair value, less cost to sell. As a result of the remeasurement, the Company recorded a loss of $2.9 million in 2009, which is included in the consolidated statements of operations under the caption “Other impairment losses.” Viad completed the sale of this asset in March 2010 for $14.3 million (net of selling costs).

Note 7. Other Investments and Assets

As of December 31 other investments and assets consisted of the following:

	$,000000	$,000000
	2011	2010
	(in thousands)
Cash surrender value of life insurance	$18,812	$18,072
Workers’ compensation insurance security deposits	4,658	3,906
Other	7,581	9,385

Total other investments and assets	$31,051	$31,363

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

As of December 31, 2011, Viad had cumulative goodwill impairment losses of $225.2 million since the adoption of the goodwill impairment testing provisions of ASC Topic 350.

The changes in the carrying amount of goodwill were as follows:

	$,000000	$,000000	$,000000	$,000000
	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
		(in thousands)
Balance at January 1, 2010	$62,686	$22,472	$39,773	$124,931
Foreign currency translation adjustments	—	(17)	2,527	2,510

Balance at December 31, 2010	62,686	22,455	42,300	127,441
Business acquisitions	—	—	7,645	7,645
Foreign currency translation adjustments	—	(257)	(1,135)	(1,392)

Balance at December 31, 2011	$62,686	$22,198	$48,810	$133,694

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of other intangible assets as of December 31, 2011 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$3,122	$(1,736)	$1,386
Other	68	(30)	38

	3,190	(1,766)	1,424
Unamortized intangible assets:
Business licenses	460	—	460

Total	$3,650	$(1,766)	$1,884

A summary of amortized other intangible assets as of December 31, 2010 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Customer contracts and relationships	$2,506	$(1,135)	$1,371
Proprietary technology	517	(448)	69
Design libraries	175	(110)	65
Other	166	(108)	58

Total	$3,364	$(1,801)	$1,563

Intangible asset amortization expense for 2011, 2010 and 2009 was $772,000, $954,000 and $1.8 million, respectively. The weighted-average amortization period of customer contracts and relationships and other amortizable intangible assets is approximately 3.3 years and 5.8 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
2012	$539
2013	$498
2014	$237
2015	$90
2016 and thereafter	$60

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Accrued Liabilities and Other

As of December 31 other current liabilities consisted of the following:

	2011	2010
	(in thousands)
Continuing operations:
Customer deposits	$49,182	$43,411
Accrued compensation	22,587	17,599
Self-insured liability accrual	6,697	8,278
Accrued employee benefit costs	3,730	3,127
Accrued restructuring	2,303	4,272
Accrued sales and use taxes	1,668	2,990
Accrued dividends	827	827
Accrued foreign income taxes	234	2,852
Other	8,185	11,084

	95,413	94,440

Discontinued operations:
Environmental remediation liabilities	755	1,124
Self-insured liability accrual	639	552
Other	524	633

	1,918	2,309

Total other current liabilities	$97,331	$96,749

As of December 31 other deferred items and liabilities consisted of the following:

	2011	2010
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,403	$14,330
Accrued compensation	5,538	5,129
Accrued restructuring	4,647	3,724
Foreign deferred tax liability	1,219	1,582
Accrued income taxes	—	146
Other	5,900	3,945

	31,707	28,856

Discontinued operations:
Self-insured liability accrual	5,351	6,898
Environmental remediation liabilities	4,999	4,953
Accrued income taxes	1,022	987
Other	1,133	1,331

	12,505	14,169

Total other deferred items and liabilities	$44,212	$43,025

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Debt

Long-term debt as of December 31 was as follows(1):

	2011	2010
	(in thousands)
Capital lease obligations, 6.2% (2011) and 6.5% (2010) weighted-average interest rate at December 31, due to 2015	$3,239	$4,616
Revolving credit agreement, 2.9% (2011) and 3.2% (2010) floating rate indexed to LIBOR at December 31, repaid in 2011	—	4,461

	3,239	9,077
Current portion	(2,018)	(6,639)

Long-term debt	$1,221	$2,438

(1)	Rates shown are exclusive of the effects of commitment fees and other costs of long-term bank credit.

Effective May 18, 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of December 31, 2011, Viad’s total debt of $3.2 million consisted entirely of capital lease obligations. As of December 31, 2011, Viad had $125.4 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $4.6 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

Financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (and a ratio of not less than 2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of December 31, 2011, the fixed-charge coverage and leverage ratios were 2.94 to 1 and 0.30 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2011, Viad was in compliance with all covenants.

As of December 31, 2011, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2011 would be $28.5 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate annual maturities of capital lease obligations as of December 31, 2011 are as follows:

(in thousands)
2012	$2,450
2013	1,075
2014	231
2015	42

Total	3,798
Less: Amount representing interest	(559)

Present value of minimum lease payments	$3,239

The gross amount of assets recorded under capital leases as of December 31, 2011 was $6.6 million and accumulated amortization was $3.0 million. As of December 31, 2010, the gross amount of assets recorded under capital leases and accumulated amortization was $6.4 million and $2.6 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. See Note 6.

The weighted-average interest rate on total debt was 7.8 percent, 12.0 percent and 7.6 percent, for 2011, 2010 and 2009, respectively. The weighted average interest rates include the effects of commitment fees and other costs of long-term bank credit.

The estimated fair value of total debt was $3.0 million and $9.2 million as of December 31, 2011 and 2010, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

	$,000000000	$,000000000	$,000000000	$,000000000
		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
		(in thousands)
Assets:
Money market funds	$20,862	$20,862	$—	$—
Other mutual funds	1,373	1,373	—	—

Total	$22,235	$22,235	$—	$—

	$,000000000	$,000000000	$,000000000	$,000000000
		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
		(in thousands)
Assets:
Money market funds	$31,285	$31,285	$—	$—
Other mutual funds	1,744	1,744	—	—

Total	$33,029	$33,029	$—	$—

As of December 31, 2011 and 2010, Viad had investments in money market mutual funds of $20.9 million and $31.3 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of December 31, 2011 and 2010, Viad had investments in other mutual funds of $1.4 million and $1.7 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2011 and 2010, there were unrealized gains of $366,000 ($222,000 after-tax) and $462,000 ($282,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 10.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for net income (loss) attributable to Viad:

	2011	2010	2009
	(in thousands, except per share data)
Basic net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$9,210	$443	$(104,711)
Less: Allocation to non-vested shares	(248)	(11)	—

Net income (loss) allocated to Viad common stockholders	$8,962	$432	$(104,711)

Denominator:
Weighted-average outstanding common shares	19,719	19,955	19,960

Net income (loss) attributable to Viad common stockholders	$0.45	$0.02	$(5.25)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to Viad	$9,210	$443	$(104,711)

Denominator:
Weighted-average outstanding shares	19,719	19,955	19,960
Additional dilutive shares related to share-based compensation	336	322	—

Weighted-average outstanding and potentially dilutive shares	20,055	20,277	19,960

Net income (loss) attributable to Viad common stockholders (1)	$0.45	$0.02	$(5.25)

(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 304,000, 474,000 and 627,000 shares of common stock were outstanding during 2011, 2010 and 2009, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 336,000 and 322,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share in 2011 and 2010, respectively. During 2009, 294,000 share-based compensation awards, that would normally have been considered dilutive and thus included as outstanding for purposes of computing diluted income per share, were excluded due to a net loss reported in 2009, thereby making such shares anti-dilutive.

Note 13. Employee Stock Ownership Plan

Viad funds its matching contributions to employees’ 401(k) accounts through the Company’s ESOP portion of the Viad Corp Capital Accumulation Plan (the “401(k) Plan”). All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective-bargaining agreements that do not expressly provide for participation of such employees in an employee stock ownership plan, may participate in the employee stock ownership feature within the 401(k) Plan.

In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In July 2004, Viad borrowed $12.4 million under its revolving credit agreement to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, was recorded as a reduction of stockholders’ equity. In 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. As of December 31, 2011, the balance of the ESOP loan was $3.0 million and is included in the consolidated balance sheets under the caption “Unearned employee benefits and other.” The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting stockholders’ equity is reduced as stock is allocated to employees and benefits are charged to expense. The 401(k) Plan will repay the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information regarding ESOP transactions is as follows:

	2011	2010	2009
		(in thousands)
Amounts paid by ESOP for:
Debt repayment	$1,490	$1,518	$1,964
Interest	8	12	22
Amounts received from Viad as:
Contributions	1,435	1,444	1,872
Dividends	63	86	114

Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the plan. Viad recorded expense of $1.6 million, $1.5 million and $1.4 million in 2011, 2010 and 2009, respectively.

Unallocated shares held by the 401(k) Plan totaled 293,280 and 440,369 as of December 31, 2011 and 2010, respectively. Shares allocated during 2011 and 2010 totaled 147,089 and 149,490, respectively.

Note 14. Preferred Stock Purchase Rights

Viad has one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of its common stock pursuant to a shareholder rights plan (the “Rights Agreement”) adopted by the Board of Directors on February 28, 2002, as adjusted in connection with Viad’s one-for-four reverse stock split on July 1, 2004, and as amended on February 28, 2012. The Rights Agreement is designed to assist Viad’s Board of Directors in enabling all of Viad’s shareholders to realize the long-term value of their investment in the Company, in ensuring that all of Viad’s shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and in protecting Viad and its shareholders from abusive takeover tactics. Each Right represents the right to purchase one twenty-fifth of a share of Series A Junior Participating Preferred Stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days following the public announcement of the acquisition by a person or group of beneficial ownership of 20 percent or more of Viad’s outstanding common stock. If such a person or group acquires beneficial ownership of 20 percent or more of the common stock, each Right (other than such person’s or group’s Rights, which will become void) will entitle the holder to purchase, at the Right’s then-current exercise price, Viad’s common stock having a market value equal to twice the exercise price. Moreover, at any time after a person or group acquires 20 percent or more of Viad’s outstanding common stock (unless such person or group acquires 50 percent or more), the Board of Directors may exchange one share of Viad’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). In addition, if the Company is acquired in a merger or other business combination transaction after a person has acquired 20 percent or more of Viad’s outstanding common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice the exercise price.

The Board of Directors may redeem the Rights at an initial redemption price of $0.01 per Right at any time before any person or group acquires 20 percent or more of Viad’s outstanding common stock. If not redeemed, the Rights will expire on February 28, 2015, subject to early termination on February 28, 2013, if the Rights Agreement is not ratified by shareholders before such date. In addition, if Viad receives a “qualifying offer” (which includes certain all-cash fully financed tender offers or exchange offers for all of Viad’s outstanding common stock), under certain circumstances, holders of 10 percent of Viad’s outstanding common stock (excluding shares held by the offeror and its affiliates and associates) may direct the Board of Directors to call a special meeting of shareholders to consider a resolution exempting such “qualifying offer” from the Rights Agreement.

Viad has authorized 5 million and 2 million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which is outstanding. The 2 million shares of Junior Participating Preferred Stock have been reserved for issuance in connection with the Rights.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15. Income Taxes

The following represents a reconciliation of income tax expense (benefit) and the amount that would be computed using the statutory federal income tax rates:

	2011		2010		2009
			(in thousands)
Computed income tax expense (benefit) at statutory federal income tax rate of 35%	$4,613	35.0%	$896	35.0%	$(46,706)	35.0%
State income taxes, net of federal provision	(100)	(0.8%)	(172)	(6.7%)	(6,055)	4.5%
Tax resolutions, net	(103)	(0.8%)	(514)	(20.1%)	(3,527)	2.6%
Nondeductible goodwill impairments	—	0.0%	—	0.0%	26,831	(20.1%)
Change in enacted tax law	—	0.0%	1,279	50.0%	—	0.0%
Change in valuation allowance	(55)	(0.4%)	249	9.7%	—	0.0%
Other, net	(467)	(3.5%)	4	0.2%	818	(0.5%)

Income tax expense (benefit)	$3,888	29.5%	$1,742	68.1%	$(28,639)	21.5%

In March 2010, the Patient Protection and Affordable Care Act and a related measure, the Health Care and Education Reconciliation Act of 2010, were both enacted into law. As a result of this legislation, the tax deductions for the portion of the prescription drug costs for which Viad receives a Medicare Part D subsidy have been eliminated for tax years beginning after December 31, 2012. Accordingly, during 2010, Viad reduced its deferred tax asset related to its postretirement benefit plan liability to reflect the change in the tax law. The reduction in the deferred tax asset resulted in an increase to income tax expense of $1.3 million in 2010.

Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2011 and 2010, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. As of December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $146,000. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During 2011 and 2010, Viad recorded tax-related interest expense credits of $146,000 and $261,000, respectively.

During 2011, 2010 and 2009, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $103,000, $514,000 and $3.5 million, respectively. These tax resolutions primarily represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2011 and 2010. In addition, as of December 31, 2011 and 2010, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $386,000 and $351,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties):

	Continuing Operations	Discontinued Operations	Total
		(in thousands)
Balance at January 1, 2009	$3,487	$636	$4,123
Reductions for tax positions taken in prior years	(2,702)	—	(2,702)
Reductions for tax settlements	(174)	—	(174)
Reductions for lapse of applicable statutes	(611)	—	(611)

Balance at December 31, 2009	—	636	636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—

Balance at December 31, 2010	—	636	636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—

Balance at December 31, 2011	$—	$636	$636

Viad’s 2008 through 2011 U.S. federal tax years and various state tax years from 2007 through 2011 remain subject to income tax examinations by tax authorities. Additionally, 2005 and 2006 remain subject to examination due to net operating loss carryback claims. In addition, tax years from 2007 through 2011 related to Viad’s foreign taxing jurisdictions also remain subject to examination.

Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2011 and 2010, liabilities associated with uncertain tax positions (including interest and penalties) of $1.0 million and $1.1 million, respectively, were classified as non-current liabilities.

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

	2011	2010
	(in thousands)
Deferred tax assets:
Tax credit carryforwards	$25,219	$18,631
Pension, compensation and other employee benefits	22,103	20,903
Provisions for losses	16,038	17,474
Net operating loss carryforward	3,086	3,036
State income taxes	2,400	1,758
Deferred income	125	1,020
Goodwill and other intangible assets	—	150
Other deferred income tax assets	1,745	4,126

Total deferred tax assets	70,716	67,098
Valuation allowance	(356)	(411)

Net deferred tax assets	70,360	66,687

Deferred tax liabilities:
Property and equipment	(7,729)	(10,157)
Goodwill and other intangible assets	(1,006)	—
Other deferred income tax liabilities	(287)	(180)

Total deferred tax liabilities	(9,022)	(10,337)

Foreign deferred tax liabilities included above	1,617	1,582

United States deferred tax assets	$62,955	$57,932

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2011 and 2010, Viad had gross deferred tax assets of $70.7 million and $67.1 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses. As of December 31, 2011 and 2010, Viad had state net operating loss carryforwards of $91.9 million and $79.0 million, respectively, for which the Company had deferred tax assets of $2.1 million and $2.2 million, respectively. The state net operating loss carryforwards expire on various dates from 2016 through 2031. As of December 31, 2011 and 2010, Viad had a valuation allowance of $356,000 and $411,000, respectively, related to those state deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

As of December 31, 2011, Viad had tax credit carryforwards related to alternative minimum tax of $9.9 million that may be carried forward indefinitely. Additionally, as of December 31, 2011, Viad had foreign tax credit carryforwards of $15.3 million, of which $1.9 million expire in 2019, $8.3 million expire in 2020 and $5.1 million expire in 2021.

Viad has not recorded deferred taxes on certain historical unremitted earnings of its Canadian subsidiaries as management intends to reinvest those earnings in its Canadian operations. As of December 31, 2011, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $2.3 million. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.

Income tax expense (benefit) consisted of the following:

	2011	2010	2009
		(in thousands)
Current:
United States:
Federal	$(4,643)	$(9,286)	$(18,057)
State	1,292	677	(9,621)
Foreign	8,163	9,607	7,388

	4,812	998	(20,290)

Deferred
United States:
Federal	992	3,212	(9,136)
State	(1,560)	(939)	(69)
Foreign	(356)	(1,529)	856

	(924)	744	(8,349)

Income tax expense (benefit)	$3,888	$1,742	$(28,639)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2011, 2010 and 2009, the Company recorded tax deficiencies of $325,000, $524,000 and $1.3 million, respectively, related to the vesting of restricted stock and PBRS and the exercise of stock options, which were recorded as charges to stockholders’ equity.

Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

United States and foreign income (loss) from continuing operations before income taxes was as follows:

	2011	2010	2009
		(in thousands)
United States	$(16,227)	$(22,592)	$(128,789)
Foreign	29,407	25,151	(4,658)

Income (loss) from continuing operations before income taxes	$13,180	$2,559	$(133,447)

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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following:

	2011	2010	2009
	(in thousands)
Net Periodic Benefit Cost
Service cost	$121	$145	$184
Interest cost	1,189	1,242	1,300
Expected return on plan assets	(563)	(588)	(627)
Amortization of prior service cost	—	41	44
Recognized net actuarial loss	457	572	367

Net periodic benefit cost	1,204	1,412	1,268

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Income
Net actuarial loss	1,589	1,190	2,746
Reversal of amortization item:
Net actuarial loss	(457)	(572)	(367)
Prior service cost	—	(41)	(44)

Total recognized in other comprehensive income	1,132	577	2,335

Total recognized in net period benefit cost and other comprehensive income	$2,336	$1,989	$3,603

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

	2011	2010	2009
		(in thousands)
Net Periodic Benefit Cost
Service cost	$128	$130	$68
Interest cost	868	1,039	1,124
Expected return on plan assets	(135)	(160)	(205)
Amortization of prior service credit	(1,277)	(1,171)	(1,292)
Recognized net actuarial loss	533	608	358

Net periodic benefit cost	117	446	53

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net actuarial loss	24	421	3,836
Prior service credit	—	(1,197)	(347)
Reversal of amortization item:
Net actuarial loss	(533)	(608)	(358)
Prior service credit	1,277	1,171	1,292

Total recognized in other comprehensive income (loss)	768	(213)	4,423

Total recognized in net period benefit cost and other comprehensive income (loss)	$885	$233	$4,476

The following table indicates the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans		Postretirement Benefit Plans
	2011	2010	2011	2010	2011	2010
			(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,853	$12,322	$10,352	$9,776	$18,987	$19,728
Service cost	—	—	121	145	128	130
Interest cost	678	703	511	539	868	1,039
Actuarial adjustments	1,157	655	609	575	106	526
Plan amendments	—	—	—	—	—	(1,197)
Benefits paid	(750)	(827)	(710)	(683)	(1,422)	(1,239)

Benefit obligation at end of year	13,938	12,853	10,883	10,352	18,667	18,987

Change in plan assets:
Fair value of plan assets at beginning of year	8,858	8,814	—	—	2,678	3,200
Actual return on plan assets	741	629	—	—	217	264
Company contributions	997	242	710	683	645	453
Benefits paid	(750)	(827)	(710)	(683)	(1,422)	(1,239)

Fair value of plan assets at end of year	9,846	8,858	—	—	2,118	2,678

Funded status at end of year	$(4,092)	$(3,995)	$(10,883)	$(10,352)	$(16,549)	$(16,309)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

	Funded Plans		Unfunded Plans		Postretirement Benefit Plans
	2011	2010	2011	2010	2011	2010
	(in thousands)
Other current liabilities	$—	$—	$717	$708	$440	$488
Non-current liabilities	4,092	3,995	10,166	9,644	16,109	15,821

Net amount recognized	$4,092	$3,995	$10,883	$10,352	$16,549	$16,309

Amounts recognized in accumulated other comprehensive income as of December 31, 2011 consisted of:

	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
	(in thousands)
Net actuarial loss	$8,238	$3,911	$7,029	$19,178
Prior service credit	—	—	(4,013)	(4,013)

Subtotal	8,238	3,911	3,016	15,165
Less tax effect	(3,146)	(1,493)	(1,153)	(5,792)

Total	$5,092	$2,418	$1,863	$9,373

Amounts recognized in accumulated other comprehensive income as of December 31, 2010 consisted of:

	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
	(in thousands)
Net actuarial loss	$7,564	$3,453	$7,538	$18,555
Prior service credit	—	—	(5,290)	(5,290)

Subtotal	7,564	3,453	2,248	13,265
Less tax effect	(2,889)	(1,320)	(858)	(5,067)

Total	$4,675	$2,133	$1,390	$8,198

The estimated net actuarial loss for the pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic pension cost in 2012 is approximately $520,000. The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is approximately $617,000. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2012 is approximately $1.1 million.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the domestic plans’ assets by asset class were as follows:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
		(in thousands)
Domestic Pension Plans:
U.S. equity securities	$2,849	$—	$2,849	$—
International equity securities	914	—	914	—
Aggregate fixed income securities	2,373	—	2,373	—
Long-term fixed income securities	3,412	—	3,412	—
Cash	72	72	—	—
Other	226	—	226	—

	$9,846	$72	$9,774	$—

Postretirement Benefit Plans:
U.S. equity securities	$283	$—	$283	$—
International equity securities	89	—	89	—
Aggregate fixed income securities	1,034	—	1,034	—
Long-term fixed income securities	490	—	490	—
Cash	222	222	—	—

	$2,118	$222	$1,896	$—

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
		(in thousands)
Domestic Pension Plans:
U.S. equity securities	$2,591	$—	$2,591	$—
International equity securities	875	—	875	—
Aggregate fixed income securities	2,108	—	2,108	—
Long-term fixed income securities	2,975	—	2,975	—
Cash	77	77	—	—
Other	232	—	232	—

	$8,858	$77	$8,781	$—

Postretirement Benefit Plans:
U.S. equity securities	$362	$—	$362	$—
International equity securities	121	—	121	—
Aggregate fixed income securities	1,294	—	1,294	—
Long-term fixed income securities	589	—	589	—
Cash	312	312	—	—

	$2,678	$312	$2,366	$—

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

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid, as well as the Medicare Part D subsidy expected to be received:

	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Medicare Part D Subsidy Receipts
		(in thousands)
2012	$750	$734	$1,810	$328
2013	785	827	1,856	334
2014	776	805	1,848	339
2015	802	791	1,834	341
2016	751	767	1,817	339
2017-2021	4,184	4,173	8,365	1,606

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

	2011	2010	2009
		(in thousands)
Net Periodic Benefit Cost
Service cost	$366	$304	$269
Interest cost	729	780	748
Expected return on plan assets	(665)	(597)	(527)
Recognized net actuarial loss	73	54	11

Net periodic benefit cost	503	541	501

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	1,936	299	1,177
Reversal of amortization of net actuarial loss	(73)	(54)	(11)

Total recognized in other comprehensive income	1,863	245	1,166

Total recognized in net periodic benefit cost and other comprehensive income	$2,366	$786	$1,667

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
	2011	2010	2011	2010
		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,453	$11,308	$2,929	$2,905
Service cost	366	304	—	—
Interest cost	583	632	146	148
Actuarial adjustments	1,421	632	173	110
Benefits paid	(351)	(2,014)	(231)	(220)
Translation adjustment	(331)	591	(78)	(14)

Benefit obligation at end of year	13,141	11,453	2,939	2,929

Change in plan assets:
Fair value of plan assets at beginning of year	10,834	10,165	—	—
Actual return on plan assets	100	1,071	—	—
Company contributions	709	1,059	231	220
Benefits paid	(351)	(2,014)	(231)	(220)
Translation adjustment	(264)	553		—

Fair value of plan assets at end of year	11,028	10,834	—	—

Funded status at end of year	$(2,113)	$(619)	$(2,939)	$(2,929)

As of December 31, 2011 and 2010, the foreign funded plans had liabilities of $2.1 million and $619,000, respectively. The unfunded plans had liabilities of $2.9 million at both December 31, 2011 and 2010. These amounts are each included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”

The net actuarial losses for the foreign funded plans as of December 31, 2011 and 2010 were $4.6 million ($3.4 million after-tax) and $2.9 million ($2.1 million after-tax), respectively. The net actuarial losses as of December 31, 2011 and 2010 for the foreign unfunded plans were $269,000 ($199,000 after-tax) and $111,000 ($82,000 after-tax), respectively.

The fair value of the foreign pension plans’ assets by asset category were as follows:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
		(in thousands)
U.S. equity securities	$977	$977	$—	$—
International equity securities	3,995	3,639	356	—
Canadian fixed income securities	5,975	5,975	—	—
Other	81	81	—	—

	$11,028	$10,672	$356	$—

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
		(in thousands)
U.S. equity securities	$1,024	$1,024	$—	$—
International equity securities	4,317	3,957	360	—
Canadian fixed income securities	5,469	5,469	—	—
Other	24	24	—	—

	$10,834	$10,474	$360	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded Plans	Unfunded Plans
	(in thousands)
2012	$326	$219
2013	445	218
2014	475	218
2015	597	217
2016	601	216
2017-2021	3,316	1,066

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
	2011	2010	2011	2010
		(in thousands)
Projected benefit obligation	$13,938	$12,853	$10,883	$10,352
Accumulated benefit obligation	13,938	12,853	10,589	10,064
Fair value of plan assets	9,846	8,858	—	—

	00.000	00.000	00.000	00.000
	Foreign Plans
	Funded Plans		Unfunded Plans
	2011	2010	2011	2010
		(in thousands)
Projected benefit obligation	$13,141	$11,453	$2,939	$2,929
Accumulated benefit obligation	12,049	10,608	2,939	2,929
Fair value of plan assets	11,028	10,834	—	—

Contributions. In aggregate for both the domestic and foreign plans, the Company anticipates contributing $1.6 million to the funded pension plans, $952,000 to the unfunded pension plans and $450,000 to the postretirement benefit plans in 2012.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2011	2010	2011	2010	2011	2010	2011	2010
Discount rate	4.92%	5.45%	4.75%	5.10%	4.70%	5.10%	4.60%	5.10%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2011	2010	2011	2010	2011	2010	2011	2010
Discount rate	5.45%	5.90%	5.10%	5.70%	5.10%	5.60%	5.10%	5.60%
Expected long-term return on plan assets	6.35%	6.35%	N/A	N/A	6.10%	6.10%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	3.00%

The assumed health care cost trend rate used in measuring the December 31, 2011 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2010 accumulated postretirement benefit obligation was nine and one-half percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2011 by approximately $1.7 million and the total of service and interest cost components by approximately $112,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2011 by approximately $1.5 million and the total of service and interest cost components by approximately $93,000.

Multi-employer Plans. Viad contributes to defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The financial risks of participating in these multi-employer pension plans generally include the fact that assets contributed to the plan by one employer may be used to provide benefits to employees of other participating employers. Furthermore, if a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if Viad were to discontinue its participation in some of its multi-employer pension plans, the Company may be required to pay those plans a withdrawal liability amount based on the underfunded status of the plan. Viad also contributes to defined contribution plans pursuant to its collective-bargaining agreements, which are generally not subject to the funding risks inherent in defined benefit pension plans. The overall level of Viad’s contributions to its multi-employer plans may significantly vary from year-to-year based on the demand for union-represented labor to support the Company’s operations. Viad does not have any minimum contribution requirements for future periods pursuant to its collective-bargaining agreements for individually significant multi-employer plans. Contributions to multi-employer pension plans totaled $19.6 million, $15.3 million and $15.7 million in 2011, 2010 and 2009, respectively.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Viad’s participation in multi-employer pension plans for the year ended December 31, 2011, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2011 and 2010 relates to the plan’s year end as of December 31, 2010 and 2009, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

Pension Fund	EIN	Plan No.	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective- Bargaining Agreement(s)
			2011	2010		2011	2010	2009
						(in thousands)
Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	$5,720	$4,551	$4,998	No	3/31/12 to 5/31/14
Southern California Local 831 - Employer Pension Fund (1)	95-6376874	001	Green	Green	No	2,232	1,870	1,710	No	8/31/2014
National Electrical Benefit Fund	53-0181657	001	Green	Green	No	1,691	1,313	1,260	No	6/16/12 to 6/3/14
Chicago Regional Council of Carpenters Pension Fund (2)	36-6130207	001	Yellow	Yellow	Yes	1,411	1,018	908	No	5/31/13 to 5/31/14

Southwest Carpenters Pension Trust	95-6042875	001	Green	Green	No	1,031	867	714	No	8/31/2014
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	Red	Red	Yes	725	717	702	No	7/31/12 to 12/31/13

Steelworkers Pension Trust	23-6645808	499	Green	Green	No	422	425	403	No	2/28/12 to 6/30/14
Machinery Movers Riggers & Mach Erectors Local 136 Supplemental Retirement Plan (1) (2)	36-1416355	001	Red	Red	Yes	386	710	292	No	6/30/2014
New England Teamsters & Trucking Industry Pension (3)	04-6372430	001	Red	Red	Yes	339	290	248	No	3/31/2012
All other funds (4)						3,752	2,119	3,152

Total contributions to defined benefit plans						17,709	13,880	14,387

Total contributions to other plans						1,892	1,469	1,317

Total contributions to multi-employer plans						$19,601	$15,349	$15,704

(1)	The Company contributed more than 5 percent of total plan contributions for the 2010 and 2009 plan years based on the plans’ Forms 5500.
(2)	Zone status as of 6/30/10 and 6/30/09.
(3)	Zone status as of 9/30/10 and 9/30/09.
(4)	Represents participation in 39 pension funds during 2011.

Other Employee Benefits. Costs of the 401(k) Plan and other benefit plans totaled $1.3 million, $1.6 million and $2.0 million in 2011, 2010 and 2009, respectively.

Note 17. Restructuring Charges

Marketing & Events Group Consolidation

Beginning in 2009, Viad commenced certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. segment, and to a lesser extent in the Marketing & Events International segment. The Company implemented a strategic reorganization plan in order to consolidate the separate business units within the Marketing & Events U.S. segment. The Company also consolidated facilities and streamlined its operations in the United Kingdom and Germany. As a result, the Company recorded restructuring charges in 2010 and 2009, primarily consisting of severance and related benefits as a result of workforce reductions; and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs. During 2011, the Company recorded restructuring charges related to leased facility consolidations and optimization of the Marketing & Events U.S. service delivery network. The Company expects additional restructuring charges during 2012 primarily related to facility consolidations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Restructurings

The Company has recorded restructuring charges in connection with the consolidation of certain support functions at its corporate headquarters, and certain reorganization activities within the Travel & Recreation Group. These charges primarily consist of severance and related benefits due to headcount reductions. In addition, the Company had recorded significant restructuring charges in past years, primarily within the Marketing & Events U.S. segment. These legacy restructuring liabilities represent the remaining contractual lease obligations on certain facilities, and are subject to periodic adjustments as a result of changes in estimated sublease activity and other factors. These adjustments can result in reversals of previously recorded amounts, or additional charges in some cases.

The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Facilities	Total
			(in thousands)
Balance at January 1, 2009	$—	$—	$201	$6,343	$6,544
Restructuring charges (recoveries)	8,115	7,104	—	(1,165)	14,054
Cash payments	(5,043)	(525)	(201)	(1,818)	(7,587)
Adjustment to liability	(739)	(284)	—	(333)	(1,356)

Balance at December 31, 2009	2,333	6,295	—	3,027	11,655
Restructuring charges (recoveries)	2,637	1,180	542	(137)	4,222
Cash payments	(3,387)	(2,164)	(292)	(875)	(6,718)
Adjustment to liability	(466)	(258)	(53)	(373)	(1,150)
Foreign currency translation adjustment	(11)	(2)	—	—	(13)

Balance at December 31, 2010	1,106	5,051	197	1,642	7,996
Restructuring charges	1,182	2,519	26	55	3,782
Cash payments	(1,175)	(2,356)	(199)	(158)	(3,888)
Adjustment to liability	(294)	(397)	—	(263)	(954)
Foreign currency translation adjustment	12	2	—	—	14

Balance at December 31, 2011	$831	$4,819	$24	$1,276	$6,950

As of December 31, 2011, the liability of $831,000 and $24,000 related to severance and employee benefits in the Marketing & Events Group consolidation and other restructurings, respectively, is expected to be paid by the end of 2012. Additionally, as of December 31, 2011, the liability of $4.8 million and $1.3 million related to facilities in the Marketing & Events Group consolidation and other restructurings, respectively, relates to future lease payment obligations to be made over the remaining lease terms. See Note 20 for information regarding restructuring charges by segment.

Note 18. Leases and Other

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2011, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental Payments	Receivable Under Subleases
	(in thousands)
2012	$16,699	$1,902
2013	15,911	1,146
2014	14,285	845
2015	7,738	613
2016	4,871	358
Thereafter	12,793	1,247

Total	$72,297	$6,111

Net rent expense under operating leases consisted of the following:

	2011	2010	2009
		(in thousands)
Minimum rentals	$30,860	$29,072	$31,082
Sublease rentals	(6,497)	(5,704)	(6,193)

Total rentals, net	$24,363	$23,368	$24,889

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 10.

In addition, as of December 31, 2011, the Company had aggregate purchase obligations of $24.0 million related to various licensing agreements, consulting and other contracted services.

Note 19. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2011 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2011 and 2010, Viad had recorded environmental remediation liabilities of $5.8 million and $6.1 million, respectively, related to previously sold operations.

As of December 31, 2011, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2011 would be $28.5 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2011, approximately 34 percent of Viad’s regular full-time employees are covered by collective-bargaining agreements. If the Company were unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2012 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2011, 2010 and 2009 totaled $19.6 million, $15.3 million and $15.7 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2011, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of the Travel & Recreation Group’s 2011 segment operating income.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20. Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization, and share-based compensation expense are the only significant non-cash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	2011	2010	2009
		(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$631,360	$570,978	$568,432
International	218,639	197,787	172,648
Intersegment eliminations	(9,449)	(12,281)	(10,578)

	840,550	756,484	730,502
Travel & Recreation Group	101,814	88,277	75,302

	$942,364	$844,761	$805,804

Segment operating income (loss):
Marketing & Events Group:
U.S.	$(6,269)	$(15,217)	$(22,095)
International	11,449	10,088	9,226

	5,180	(5,129)	(12,869)
Travel & Recreation Group	20,196	19,885	17,057

	25,376	14,756	4,188
Corporate activities	(7,682)	(6,422)	(5,607)

	17,694	8,334	(1,419)
Interest income	779	584	579
Interest expense	(1,511)	(1,835)	(1,690)
Restructuring charges:
Marketing & Events U.S.	(3,756)	(3,232)	(11,980)
Marketing & Events International	—	(448)	(1,300)
Travel & Recreation Group	—	(235)	—
Corporate	(26)	(307)	(774)
Impairment losses:
Marketing & Events U.S.	—	—	(90,691)
Marketing & Events International	—	—	(23,318)
Travel & Recreation Group	—	(302)	(2,854)

Income (loss) from continuing operations before income taxes	$13,180	$2,559	$(133,447)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2011	2010	2009
		(in thousands)
Assets:
Marketing & Events Group:
U.S.	$213,843	$235,965	$245,104
International	96,996	83,441	78,601
Travel & Recreation Group	194,278	157,562	147,090
Corporate and other	112,711	139,535	138,391

	$617,828	$616,503	$609,186

Depreciation and amortization:
Marketing & Events Group:
U.S.	$17,247	$17,887	$18,446
International	5,027	4,486	4,103
Travel & Recreation Group	6,674	5,648	5,464
Corporate and other	178	231	256

	$29,126	$28,252	$28,269

Capital expenditures:
Marketing & Events Group:
U.S.	$11,692	$9,050	$14,169
International	5,635	4,776	4,842
Travel & Recreation Group	3,271	3,214	2,304
Corporate and other	940	—	—

	$21,538	$17,040	$21,315

Products and Services. Viad’s revenues for each group of products and services are presented in the following table:

	2011	2010	2009
		(in thousands)
Revenues:
Convention and event services	$670,054	$590,444	$582,969
Exhibits and environments	170,496	166,040	147,533
Travel and recreation services	101,814	88,277	75,302

Total revenues	$942,364	$844,761	$805,804

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Areas. Viad’s foreign operations are located principally in Canada, the United Kingdom, Germany and the United Arab Emirates. Marketing & Events Group revenues are designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	00000000	00000000	00000000
	2011	2010	2009
		(in thousands)
Revenues:
United States	$660,998	$590,163	$589,344
Canada	140,374	136,066	106,093
United Kingdom	124,208	93,092	90,429
Other international	16,784	25,440	19,938

Total revenues	$942,364	$844,761	$805,804

Long-lived assets:
United States	$145,217	$117,751	$122,149
Canada	47,624	51,182	50,757
United Kingdom	8,165	8,295	8,602
Other international	3,858	3,481	2,561

Total long-lived assets	$204,864	$180,709	$184,069

Note 21. Common Stock Repurchases

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During 2011 and 2010, Viad repurchased 250,760 shares for $4.6 million and 356,300 shares for $6.3 million, respectively, and did not repurchase any shares in 2009. As of December 31, 2011, 53,621 shares remain available for repurchase from the announced authorization. Additionally, during 2011, 2010 and 2009, the Company repurchased 28,627 shares for $679,000, 28,407 shares for $573,000 and 72,294 shares for $1.2 million, respectively, related to tax withholding requirements on share-based awards.

Note 22. Discontinued Operations

In 2011, 2010 and 2009, Viad recorded income from discontinued operations of $451,000, $262,000 and $679,000, respectively, related to the reversal of certain liabilities associated with previously sold operations.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 23. Condensed Consolidated Quarterly Results (Unaudited)

The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with the annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011	(in thousands, except per share data)
Revenues:	$290,098	$238,692	$216,169	$197,405

Operating income (loss):
Ongoing operations (1)	$17,259	$9,862	$5,412	$(7,157)
Corporate activities	(1,271)	(1,576)	(2,356)	(2,479)
Restructuring charges (2)	(269)	(1,206)	(75)	(2,232)

Operating income (loss)	$15,719	$7,080	$2,981	$(11,868)

Income (loss) from continuing operations attributable to Viad	$9,787	$4,485	$1,245	$(6,758)
Net income (loss) attributable to Viad	$9,787	$4,485	$1,245	$(6,307)
Diluted income (loss) per common share (4) :
Income (loss) from continuing operations attributable to Viad	$0.48	$0.22	$0.06	$(0.35)
Net income (loss) attributable to Viad	$0.48	$0.22	$0.06	$(0.32)
Basic income (loss) per common share (4) :
Income (loss) from continuing operations attributable to Viad	$0.48	$0.22	$0.06	$(0.35)
Net income (loss) attributable to Viad	$0.48	$0.22	$0.06	$(0.32)

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010	(in thousands, except per share data)
Revenues:	$224,353	$218,299	$215,144	$186,965

Operating income (loss):
Ongoing operations (1)	$199	$7,725	$9,919	$(3,087)
Corporate activities	(644)	(2,058)	(1,749)	(1,971)
Restructuring charges (2)	(2,053)	(559)	(183)	(1,427)
Impairment losses (3)	—	—	—	(302)

Operating income (loss)	$(2,498)	$5,108	$7,987	$(6,787)

Income (loss) from continuing operations attributable to Viad	$(2,982)	$3,028	$4,796	$(4,661)
Net income (loss) attributable to Viad	$(2,982)	$3,028	$4,796	$(4,399)
Diluted income (loss) per common share (4) :
Income (loss) from continuing operations attributable to Viad	$(0.15)	$0.15	$0.23	$(0.24)
Net income (loss) attributable to Viad	$(0.15)	$0.15	$0.23	$(0.22)
Basic income (loss) per common share (4) :
Income (loss) from continuing operations attributable to Viad	$(0.15)	$0.15	$0.23	$(0.24)
Net income (loss) attributable to Viad	$(0.15)	$0.15	$0.23	$(0.22)

(1)	Represents revenues less costs of services and products sold.
(2)	Includes restructuring charges of $3.8 million in 2011 and gross restructuring charges of $5.0 million and $814,000 of reversed restructuring reserves in 2010.
(3)	Viad recorded an impairment charge of $302,000 in the fourth quarter of 2010 related to other intangible assets and property and equipment at Brewster.
(4)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

Note 24. Subsequent Event

On March 7, 2012, Viad acquired the Banff International Hotel and related assets for $23.5 million in cash, subject to certain adjustments. The Banff International Hotel is a 162-guest room commercial hotel located in Banff, Alberta, Canada.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Viad Corp

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Phoenix, Arizona
March 9, 2012

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts	Write Offs	Credited to Other Accounts	Balance at End of Year
			(in thousands)
Allowance for doubtful accounts:
December 31, 2009	$2,556	$2,940	$—	$(1,604)	$—	$3,892
December 31, 2010	3,892	615	—	(3,335)	—	1,172
December 31, 2011	1,172	1,696	—	(1,796)	—	1,072

Deferred tax valuation allowance:
December 31, 2009	$162	$—	$—	$—	$—	$162
December 31, 2010	162	411	—	(162)	—	411
December 31, 2011	411	—	—	(55)	—	356

EXHIBIT INDEX

Exhibits. #

3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).

3.B	Copy of Bylaws of Viad Corp, as amended through February 23, 2011, filed as Exhibit 3 to Viad Corp’s Form 8-K filed March 1, 2011, is hereby incorporated by reference.

4.A	Copy of $130,000,000 Amended and Restated Credit Agreement dated as of May 18, 2011 and Affirmation and Amendment of Collateral Documents dated as of May 18, 2011, filed as Exhibit 4 to Viad Corp’s Form 8-K filed May 24, 2011, is hereby incorporated by reference.

4.B	Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).

4.C1	Copy of Rights Agreement dated February 28, 2002, between Viad Corp and Wells Fargo Bank Minnesota, N.A., which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Preferred Shares as Exhibit B, incorporated by reference into specified registration statement on Form 8-A filed February 28, 2002 (SEC File No. 001-11015; SEC Film No. 02562458).

4.C2	Copy of Certificate of Adjusted Purchase Price or Number of Shares dated July 9, 2004, with Wells Fargo Bank, N.A., as Rights Agent, filed as Exhibit 4.2 to Viad Corp’s Form 8-A/A filed July 9, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04907934).

4.C3	Copy of Amended and Restated Rights Agreement, dated as of February 28, 2012, between Viad Corp and Wells Fargo Bank, N.A., which includes the form of Right Certificate as Exhibit A (incorporated by reference to Exhibit 4.1 to Viad Corp’s Form 8-A/A (Amendment No. 3) filed on February 29, 2012), filed as Exhibit 4.1 to Viad Corp’s Form 8-K/A (Amendment No. 1) filed February 29, 2012, is hereby incorporated by reference.

10.A1	Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Annex B to Viad Corp’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed April 4, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07747896).+

10.A2	Copy of form of Performance-Based Restricted Stock Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+

10.A3	Copy of form of Restricted Stock Agreement - Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+

10.A4	Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+

10.A5	Copy of form of Restricted Stock Agreement - Executives (five-year cliff), effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

10.A6	Copy of form of Restricted Stock Agreement – Executives (three-year cliff vesting), effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference. +

10.A7	Copy of form of Restricted Stock Units Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference. +

10.A8	Copy of form of Performance Unit Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference. +

10.A9	Copy of Viad Corp Management Incentive Plan, amended as of February 26, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+

10.A10	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference.+

10.A11	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+

10.A12	Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+

10.A13	Copy of form of Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+

10.A14	Copy of form of Performance-Based Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+

10.B1	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 06650477).+

10.B2	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+

10.B3	Copy of form of Non-Qualified Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+

10.C	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+

10.C1	Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.C2	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07609762).+

10.D	Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07867527).+

10.E	Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.F	Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.G1	Summary of Compensation Program of Non-Employee Directors of Viad Corp as of January 1, 2012.+ *

10.G2	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 572329).+

10.H	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed as Exhibit 10.I to Viad Corp’s Form 10-K filed February 27, 2009, is hereby incorporated by reference.+

10.I	Copy of Retirement Plan for Management Employees of Brewster Inc., as amended and restated effective January 1, 2010, and filed as Exhibit 10.J to Viad Corp’s Form 10-K filed March 8, 2010, is hereby incorporated by reference.+

14	Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04663620).

21	List of Subsidiaries of Viad Corp.*

23	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*

24	Power of Attorney signed by Directors of Viad Corp.*

31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*

31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*

32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*

101	The following financial information from Viad Corp’s Annual Report on Form 10–K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements. **

*	Filed herewith.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street, N.E., Washington, DC 20549, and on the SEC’s Internet site at www.sec.gov.