Form 10-Q
period 2012-03-31
VIAD CORP
filed 2012-05-09
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(602) 207-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, there were 20,254,029 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,607	$100,376
Accounts receivable, net of allowance for doubtful accounts of $1,348 and $1,072, respectively	79,491	63,583
Inventories	38,002	35,825
Deferred income taxes	21,239	24,200
Other current assets	22,880	14,647

Total current assets	233,219	238,631
Property and equipment, net	196,342	173,813
Other investments and assets	29,853	31,051
Deferred income taxes	36,214	38,755
Goodwill	137,414	133,694
Other intangible assets, net	3,074	1,884

Total Assets	$636,116	$617,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,520	$51,448
Other current liabilities	93,445	97,331
Current portion of long-term debt and capital lease obligations	1,761	2,018

Total current liabilities	162,726	150,797
Long-term debt and capital lease obligations	1,158	1,221
Pension and postretirement benefits	35,402	35,419
Other deferred items and liabilities	45,840	44,212

Total liabilities	245,126	231,649

Commitments and contingencies (Note 16)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	591,499	599,188
Retained deficit	(13,043)	(13,256)
Unearned employee benefits and other	(2,699)	(2,951)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	315	222
Cumulative foreign currency translation adjustments	39,034	34,648
Unrecognized net actuarial loss and prior service credit	(12,974)	(12,977)
Common stock in treasury, at cost, 4,682,452 and 4,790,920 shares, respectively	(256,616)	(264,382)

Total Viad Corp stockholders’ equity	382,918	377,894
Noncontrolling interest	8,072	8,285

Total stockholders’ equity	390,990	386,179

Total Liabilities and Stockholders’ Equity	$636,116	$617,828

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2012	2011
	(in thousands, except per share data)
Revenues:
Convention and event services	$215,888	$234,487
Exhibits and environments	46,156	49,851
Travel and recreation services	6,728	5,760

Total revenues	268,772	290,098

Costs and expenses:
Costs of services	222,109	224,799
Costs of products sold	41,130	48,040
Corporate activities	1,777	1,271
Interest income	(169)	(214)
Interest expense	358	412
Restructuring charges	2,225	269

Total costs and expenses	267,430	274,577

Income before income taxes	1,342	15,521
Income tax expense	527	5,900

Net income	815	9,621
Net loss attributable to noncontrolling interest	212	166

Net income attributable to Viad	$1,027	$9,787

Diluted income per common share
Net income attributable to Viad common stockholders	$0.05	$0.48

Weighted-average outstanding and potentially dilutive common shares	19,917	20,080

Basic income per common share
Net income attributable to Viad common stockholders	$0.05	$0.48

Weighted-average outstanding common shares	19,645	19,778

Dividends declared per common share	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2012	2011
	(in thousands)
Net income	$815	$9,621

Other comprehensive income:
Unrealized gains on investments, net of tax	93	58
Unrealized foreign currency translation adjustments, net of tax	4,386	3,553
Amortization of net actuarial loss, net of tax	175	204
Amortization of prior service credit, net of tax	(172)	(198)

Total other comprehensive income	4,482	3,617

Comprehensive income	5,297	13,238
Comprehensive loss attributable to noncontrolling interest	212	166

Comprehensive income attributable to Viad	$5,509	$13,404

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$815	$9,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,959	6,971
Deferred income taxes	5,558	4,925
Restructuring charges	2,225	269
Losses (gains) on dispositions of property and other assets	(3)	6
Share-based compensation expense	1,217	933
Excess tax benefit from share-based compensation arrangements	(269)	(54)
Other non-cash items, net	1,375	1,050
Change in operating assets and liabilities:
Receivables	(16,313)	(35,587)
Inventories	(2,151)	5,325
Accounts payable	16,925	31,665
Restructuring liabilities	(809)	(1,625)
Accrued compensation	(6,438)	131
Customer deposits	(5,405)	(2,461)
Income taxes payable	496	663
Other assets and liabilities, net	(1,397)	(1,488)

Net cash provided by operating activities	2,785	20,344

Cash flows from investing activities:
Capital expenditures	(7,548)	(7,677)
Acquisition of businesses, net of cash acquired	(23,546)	(10,496)
Proceeds from dispositions of property and other assets	9	224

Net cash used in investing activities	(31,085)	(17,949)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(669)	(714)
Dividends paid on common stock	(813)	(815)
Common stock purchased for treasury	(1,000)	(668)
Excess tax benefit from share-based compensation arrangements	269	54
Proceeds from exercise of stock options	89	163

Net cash used in financing activities	(2,124)	(1,980)

Effect of exchange rate changes on cash and cash equivalents	1,655	2,100

Net increase (decrease) in cash and cash equivalents	(28,769)	2,515
Cash and cash equivalents, beginning of year	100,376	145,841

Cash and cash equivalents, end of period	$71,607	$148,356

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,809	$3,500

Cash paid for interest	$286	$185

Equipment acquired under capital leases	$186	$517

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Preparation and Principles of Consolidation

The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2011, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on March 9, 2012.

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

In September 2011, Alaskan Park Properties, Viad’s wholly-owned subsidiary, acquired Denali Backcountry Lodge and Denali Cabins. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins are 46 guest cabins located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaskan Park Properties also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense for the three months ended March 31:

	2012	2011
	(in thousands)
Restricted stock/performance-based restricted stock (“PBRS”)	$747	$678
Performance unit incentive plan (“PUP”)	238	65
Stock options	145	147
Restricted stock units/PBRS units	87	43

Total share-based compensation before income tax benefit	1,217	933
Income tax benefit	(436)	(331)

Total share-based compensation, net of income tax benefit	$781	$602

In addition, $108,000 of costs associated with share-based compensation were included in restructuring charges during the three months ended March 31, 2011.

Restricted Stock and PBRS. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2012	572,022	$20.36	416	$15.36
Granted	158,250	20.58	—	—
Vested	(189,071)	17.99	(416)	15.36
Forfeited	(3,450)	25.23	—	—

Balance at March 31, 2012	537,751	21.22	—	—

The unamortized cost of all outstanding restricted stock awards as of March 31, 2012 was $6.5 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.4 years. During the three months ended March 31, 2012 and 2011, the Company repurchased 50,894 shares for $1.0 million and 28,152 shares for $668,000, respectively, related to tax withholding requirements on vested share-based awards. As of March 31, 2012, there were 1,063,907 total shares available for future grant.

Liability-Based Awards. The following table summarizes the liability-based award activity:

	Restricted Stock Units		PBRS Units		PUP Awards
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Balance at January 1, 2012	38,600	$19.07	1,956	$15.36	95,500	$23.02
Granted	15,350	20.60	—	—	115,100	20.60
Vested	(13,100)	15.36	(1,956)	15.36	—	—

Balance at March 31, 2012	40,850	20.84	—	—	210,600	21.70

As of March 31, 2012 and December 31, 2011, Viad had liabilities of $270,000 and $475,000, respectively, related to restricted stock unit and PBRS unit liability awards. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and cash payouts of $35,000 and $52,000 were distributed in January 2012 and January 2011, respectively. Similarly, a portion of the 2009 restricted unit awards vested in February 2012 and cash payouts of $257,000 were distributed in February 2012.

As of March 31, 2012 and December 31, 2011, Viad had liabilities of $952,000 and $714,000, respectively, related to PUP awards. There were no PUP awards which vested during the three months ended March 31, 2012 or 2011. Furthermore, there were no cash settlements of PUP awards during the three months ended March 31, 2012 or 2011.

Stock Options. The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2012	584,201	$23.32	396,688
Exercised	(4,562)	19.57
Forfeited or expired	(191,381)	26.18

Options outstanding at March 31, 2012	388,258	21.96	294,405

The total unrecognized cost related to non-vested stock option awards was $523,000 as of March 31, 2012, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately one year. No stock options were granted during the three months ended March 31, 2012.

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of March 31, 2012, there were 2,402 of such options both outstanding and exercisable at an exercise price of $19.57. The weighted-average remaining contractual life of these options was less than one year. No options were exercised by MoneyGram participants during the three months ended March 31, 2012.

Note 3. Acquisition of Businesses

On March 7, 2012, Viad acquired the Banff International Hotel and related assets for $23.6 million in cash. The Banff International Hotel is a 162-guest room hotel located in downtown Banff, Alberta, Canada and is operated by Brewster within the Travel & Recreation Group. The following information represents the preliminary amounts assigned to the assets and liabilities of the Banff International Hotel as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$10
Accounts receivable	23
Other current assets	33
Property and equipment	20,287
Goodwill	2,011
Other intangible assets	1,323

Total assets acquired	23,687

Customer deposits	(64)
Other current liabilities	(67)

Total liabilities acquired	(131)

Purchase price	$23,556

The Company recorded $2.0 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The goodwill is deductible for tax purposes pursuant to regulations in Canada. The amount assigned to other intangible assets of $1.3 million relates to an operating contract and customer relationships. The weighted-average amortization period related to the other intangible assets was 7.7 years. The transaction costs related to the acquisition were insignificant. The results of operations of the Banff International Hotel have been included in Viad’s consolidated financial statements from the date of acquisition.

On September 16, 2011, Viad acquired the Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins consist of 46 guest cabins near the entrance to Denali National Park and Preserve. These properties are operated by Viad’s wholly-owned subsidiary, Alaskan Park Properties, within the Travel & Recreation Group. The amounts assigned to the assets and liabilities of Denali Backcountry Lodge and Denali Cabins as of the date of acquisition include: $11.6 million of property and equipment, $3.2 million of goodwill, $626,000 of customer relationship intangible assets and net other liabilities of $135,000. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The acquired goodwill is included in the Travel & Recreation Group and is deductible for tax purposes over a period of 15 years. The weighted average amortization period related to the customer relationship intangible assets was 5.0 years. The transaction costs related to the acquisition were insignificant. The results of operations of Denali Backcountry Lodge and Denali Cabins have been included in Viad’s consolidated financial statements from the date of acquisition.

On June 29, 2011, Viad acquired St. Mary Lodge & Resort (“St. Mary”) for $15.3 million in cash. St. Mary is a 115-guest room hotel located outside of Glacier National Park’s east entrance and is operated by Glacier Park within the Travel & Recreation Group. The amounts assigned to the assets and liabilities of St. Mary as of the date of acquisition include: $12.5 million of property and equipment, $3.1 million of goodwill, $60,000 related to a non-amortized business license and net other liabilities of $390,000. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The acquired goodwill is included in the Travel & Recreation Group and is deductible for tax purposes over a period of 15 years. The transaction costs related to the acquisition were insignificant. The results of operations of St. Mary have been included in Viad’s consolidated financial statements from the date of acquisition.

On January 5, 2011, Viad acquired Grouse Mountain Lodge for $10.5 million in cash. Grouse Mountain Lodge is a 145-guest room hotel located in Whitefish, Montana and is operated by Glacier Park within the Travel & Recreation Group. The amounts assigned to the assets and liabilities of Grouse Mountain Lodge as of the date of acquisition include: $8.8 million of property and equipment, $1.3 million of goodwill, $400,000 related to a non-amortized business license and net other assets of $24,000. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The acquired goodwill is included in the Travel & Recreation Group and is deductible for tax purposes over a period of 15 years. The transaction costs related to the acquisition were insignificant. The results of operations of Grouse Mountain Lodge have been included in Viad’s consolidated financial statements from the date of acquisition.

The following table summarizes the unaudited pro forma results of operations attributable to Viad for the three months ended March 31, assuming that all of the acquisitions above had each been completed at the beginning of each period:

	2012	2011
	(in thousands, except per share data)
Revenue	$269,222	$290,783
Depreciation and amortization	$7,131	$7,403
Operating income	$5,534	$16,366
Net income	$1,028	$9,275
Diluted net income per share	$0.05	$0.46
Basic net income per share	$0.05	$0.46

Note 4. Inventories

The components of inventories were as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Raw materials	$17,830	$18,297
Work in process	20,172	17,528

Inventories	$38,002	$35,825

Note 5. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Land and land interests	$26,098	$18,134
Buildings and leasehold improvements	125,774	109,077
Equipment and other	315,593	310,186

	467,465	437,397
Accumulated depreciation	(271,123)	(263,584)

Property and equipment, net	$196,342	$173,813

Depreciation expense for both the three months ended March 31, 2012 and 2011 was $6.8 million.

Note 6. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Cash surrender value of life insurance	$18,423	$18,812
Workers’ compensation insurance security deposits	4,650	4,658
Other	6,780	7,581

Total other investments and assets	$29,853	$31,051

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2012	$62,686	$22,198	$48,810	$133,694
Business acquisition	—	—	2,011	2,011
Foreign currency translation adjustments	—	610	1,099	1,709

Balance at March 31, 2012	$62,686	$22,808	$51,920	$137,414

A summary of other intangible assets as of March 31, 2012 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$4,469	$(1,891)	$2,578
Other	70	(34)	36

	4,539	(1,925)	2,614
Unamortized intangible assets:
Business licenses	460	—	460

Total	$4,999	$(1,925)	$3,074

A summary of other intangible assets as of December 31, 2011 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,122	$(1,736)	$1,386
Other	68	(30)	38

	3,190	(1,766)	1,424
Unamortized intangible assets:
Business licenses	460	—	460

Total	$3,650	$(1,766)	$1,884

Intangible asset amortization expense for the three months ended March 31, 2012 and 2011 was $135,000 and $195,000, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2012	$560
2013	$712
2014	$426
2015	$255
2016 and thereafter	$661

Note 8. Accrued Liabilities and Other

Other current liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Continuing operations:
Customer deposits	$43,841	$49,182
Accrued compensation	16,659	22,587
Self-insured liability accrual	6,957	6,697
Accrued employee benefit costs	5,065	3,730
Accrued restructuring	2,607	2,303
Accrued sales and use taxes	2,178	1,668
Accrued dividends	833	827
Accrued foreign income taxes	743	234
Other	13,006	8,185

	91,889	95,413

Discontinued operations:
Environmental remediation liabilities	583	755
Self-insured liability accrual	515	639
Other	458	524

	1,556	1,918

Total other current liabilities	$93,445	$97,331

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,321	$14,403
Accrued restructuring	5,705	4,647
Accrued compensation	5,353	5,538
Foreign deferred tax liability	1,198	1,219
Other	6,618	5,900

	33,195	31,707

Discontinued operations:
Self-insured liability accrual	5,449	5,351
Environmental remediation liabilities	5,013	4,999
Accrued income taxes	1,030	1,022
Other	1,153	1,133

	12,645	12,505

Total other deferred items and liabilities	$45,840	$44,212

Note 9. Debt

On May 18, 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of March 31, 2012, Viad’s total debt of $2.9 million consisted entirely of capital lease obligations. As of March 31, 2012, Viad had $125.4 million of capacity remaining under the Credit Facility reflecting outstanding letters of credit of $4.6 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

Financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of March 31, 2012, the fixed-charge coverage and leverage ratios were 2.44 to 1 and 0.39 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2012, Viad was in compliance with all covenants.

The estimated fair value of total debt was $2.8 million and $3.0 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 10. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2012:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)
Balance at January 1, 2012	$377,894	$8,285	$386,179
Net income (loss)	1,027	(212)	815
Dividends on common stock	(813)	—	(813)
Common stock purchased for treasury	(1,000)	—	(1,000)
Employee benefit plans	1,080	—	1,080
Unrealized foreign currency translation adjustment	4,386	—	4,386
Unrealized gain on investments	93	—	93
Prior service credit and net actuarial loss	3	—	3
ESOP allocation adjustment	250	—	250
Other	(2)	(1)	(3)

Balance at March 31, 2012	$382,918	$8,072	$390,990

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

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the three months ended March 31, 2012 or 2011. As of March 31, 2012, 53,621 shares remain available for repurchase under the announced authorization. Additionally, during the three months ended March 31, 2012 and 2011, the Company repurchased 50,894 shares for $1.0 million and 28,152 shares for $668,000, respectively, related to tax withholding requirements on share-based awards.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at March 31, 2012 Using
Description	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
Money market funds	$6,668	$6,668	$—	$—
Other mutual funds	1,445	1,445	—	—

Total	$8,113	$8,113	$—	$—

As of March 31, 2012 and December 31, 2011, Viad had investments in money market mutual funds of $6.7 million and $20.9 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of both March 31, 2012 and December 31, 2011, Viad had investments in other mutual funds of $1.4 million, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of March 31, 2012 and December 31, 2011, there were unrealized gains on the investments of $515,000 ($315,000 after-tax) and $366,000 ($222,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad for the three months ended March 31:

	2012	2011
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$1,027	$9,787
Less: Allocation to non-vested shares	(28)	(240)

Net income allocated to Viad common stockholders	$999	$9,547

Denominator:
Weighted-average outstanding common shares	19,645	19,778

Net income attributable to Viad common stockholders	$0.05	$0.48

Diluted net income per share
Numerator:
Net income attributable to Viad	$1,027	$9,787

Denominator:
Weighted-average outstanding shares	19,645	19,778
Additional dilutive shares related to share-based compensation	272	302

Weighted-average outstanding and potentially dilutive shares	19,917	20,080

Net income attributable to Viad common stockholders (1)	$0.05	$0.48

(1)	Diluted income per share cannot exceed basic income per share.

Options to purchase 267,000 and 369,000 shares of common stock were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 272,000 and 302,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended March 31, 2012 and 2011, respectively.

Note 13. Income Taxes

The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the three months ended March 31:

	2012		2011
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$470	35.0%	$5,432	35.0%
State income taxes, net of federal provision	94	7.0%	640	4.1%
Change in valuation allowance	55	4.2%	—	0.0%
Other, net	(92)	(6.9%)	(172)	(1.1%)

Income tax expense	$527	39.3%	$5,900	38.0%

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of March 31, 2012 and December 31, 2011, Viad had gross deferred tax assets of $67.6 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses. As of March 31, 2012 and December 31, 2011, Viad had a valuation allowance of $411,000 and $356,000, respectively, related to certain state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent upon Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2012 and December 31, 2011. In addition, as of March 31, 2012 and December 31, 2011, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $394,000 and $386,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months. As of both March 31, 2012 and December 31, 2011, liabilities associated with uncertain tax positions (including interest and penalties) of $1.0 million were classified as non-current liabilities.

Note 14. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended March 31 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2012	2011	2012	2011	2012	2011
	(in thousands)
Service cost	$27	$37	$37	$37	$122	$92
Interest cost	297	300	197	232	184	182
Expected return on plan assets	(151)	(141)	(22)	(33)	(156)	(167)
Amortization of prior service credit	—	—	(278)	(319)	—	—
Recognized net actuarial loss	130	170	154	160	6	3

Net periodic benefit cost	$303	$366	$88	$77	$156	$110

Viad expects to contribute $1.6 million to its funded pension plans, $956,000 to its unfunded pension plans and $450,000 to its postretirement benefit plans in 2012. As of March 31, 2012, Viad had contributed $333,000 to its funded pension plans, $237,000 to its unfunded pension plans and $43,000 to its postretirement benefit plans.

Note 15. Restructuring Charges

During the three months ended March 31, 2012, Viad recorded aggregate restructuring charges of $2.2 million primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The amounts included in the restructuring liability as of March 31, 2012 related to future lease obligations will be paid over the remaining lease terms, and severance and employee benefits are expected to be paid by the end of 2012. The table below represents a reconciliation of Viad’s restructuring liability by major restructuring activity:

	Marketing & Events
	Group Consolidation		Other Restructurings
	Severance &		Severance &
	Employee		Employee
	Benefits	Facilities	Benefits	Facilities	Total
	(in thousands)
Balance at January 1, 2012	$831	$4,819	$24	$1,276	$6,950
Restructuring charges	421	1,804	—	—	2,225
Cash payments, net	(198)	(650)	(24)	63	(809)
Adjustment to liability	—	(54)	—	—	(54)

Balance at March 31, 2012	$1,054	$5,919	$—	$1,339	$8,312

Note 16. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2012, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of March 31, 2012, there was a remaining environmental remediation liability of $5.6 million related to previously sold operations of which $583,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.0 million under the caption “Other deferred items and liabilities.”

As of March 31, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2012 would be $26.8 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of Travel & Recreation Group’s full year 2011 segment operating income.

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

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$206,874	$231,695
International	57,778	53,954
Intersegment eliminations	(2,608)	(1,311)

	262,044	284,338
Travel & Recreation Group	6,728	5,760

	$268,772	$290,098

Segment operating income (loss):
Marketing & Events Group:
U.S.	$7,248	$17,934
International	3,857	3,785

	11,105	21,719
Travel & Recreation Group	(5,572)	(4,460)

	5,533	17,259
Corporate activities	(1,777)	(1,271)

	3,756	15,988
Interest income	169	214
Interest expense	(358)	(412)
Restructuring charges:
Marketing & Events U.S.	(2,003)	(456)
Marketing & Events International	(222)	187

Income before income taxes	$1,342	$15,521

	March 31,	December 31,
	2012	2011
	(in thousands)
Assets:
Marketing & Events U.S.	$228,573	$213,843
Marketing & Events International	95,845	96,996
Travel & Recreation Group	199,921	194,278
Corporate and other	111,777	112,711

	$636,116	$617,828

Note 18. Impact of Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to fair value measurement and disclosure requirements, which is codified in Accounting Standards Codification (“ASC”) Topic 820. The new guidance is intended to clarify the application of existing fair value measurement and disclosure requirements and also changes certain principles and disclosures. Viad adopted the new guidance during the first quarter of 2012, which did not have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued new guidance related to the presentation of comprehensive income, which is codified in ASC Topic 220. The new guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in one of two formats: 1) in a single continuous statement, or 2) in two separate but consecutive statements. The guidance also requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011, except for the guidance related to reclassification adjustments, which has been indefinitely deferred. Viad adopted the applicable portions of the guidance during the first quarter of 2012, which did not have an impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued new guidance related to goodwill impairment testing, which is codified in ASC Topic 350. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after performing the assessment, an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on Viad’s financial condition or results of operations. The Company performs its annual goodwill impairment test as of October 31 of each year.

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaskan Park Properties”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Alaskan Park Properties operates Denali Backcountry Lodge and Denali Cabins. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins are 46 guest cabins located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaskan Park Properties also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

The following are financial highlights of the first quarter of 2012 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $268.8 million compared to $290.1 million in the first quarter of 2011

•	Net income attributable to Viad of $1.0 million compared to $9.8 million in the first quarter of 2011

•	Diluted income per share of $0.05 compared to $0.48 in the first quarter of 2011

•	Purchase of the Banff International Hotel on March 7, 2012 for $23.6 million

•	Cash and cash equivalents totaled $71.6 million as of March 31, 2012

•	Debt was $2.9 million as of March 31, 2012

Marketing & Events U.S.

•	Revenues of $206.9 million, a decrease of 10.7 percent from the first quarter of 2011

•	Segment operating income of $7.2 million, as compared to $17.9 million in the first quarter of 2011

Marketing & Events International

•	Revenues of $57.8 million, an increase of 7.1 percent from the first quarter of 2011

•	Segment operating income of $3.9 million, an increase of 1.9 percent from the first quarter of 2011

Travel & Recreation Group

•	Revenues of $6.7 million, an increase of 16.8 percent from the first quarter of 2011

•	Segment operating loss of $5.6 million, as compared to a loss of $4.5 million in the first quarter of 2011

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

A reconciliation of Adjusted EBITDA to net income attributable to Viad is as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Adjusted EBITDA	$8,871	$23,070
Interest expense	(358)	(412)
Income tax expense	(527)	(5,900)
Depreciation and amortization	(6,959)	(6,971)

Net income attributable to Viad	$1,027	$9,787

The decrease in Adjusted EBITDA of $14.2 million for the first quarter of 2012 compared to the first quarter of 2011 was primarily driven by lower segment operating results at the Marketing & Events U.S. segment, as well as lower segment operating results at the Travel & Recreation Group segment and higher restructuring charges in 2012. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:

Comparison of First Quarter of 2012 to the First Quarter of 2011

Revenues for the first quarter of 2012 decreased 7.4 percent to $268.8 million compared to $290.1 million in the first quarter of 2011. Viad’s income before income taxes was $1.3 million for the first quarter of 2012 compared to $15.5 million in the first quarter of 2011. Net income attributable to Viad for the first quarter of 2012 was $1.0 million, or $0.05 per diluted share, compared to $9.8 million, or $0.48 per diluted share, in the first quarter of 2011. The lower results were primarily due to reduced revenues from the Marketing & Events Group resulting from negative show rotation.

During the first quarter of 2012, foreign exchange rate variances resulted in decreases of $1.1 million in revenues and $53,000 in segment operating income as compared to the first quarter of 2011. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first quarter:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2012	2011	(thousands)	2012	2011	(thousands)
Marketing & Events Group:
Canada	$1.00	$1.02	$(369)	$1.01	$1.15	$(70)
United Kingdom	$1.59	$1.61	$(474)	$1.60	$1.61	$(35)

Travel & Recreation Group:
Canada	$1.00	$1.02	$(106)	$1.00	$1.01	$43

Accordingly, Viad’s first quarter results were impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and British pound. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $206.9 million for the first quarter of 2012, down 10.7 percent compared to $231.7 million in the first quarter of 2011. The decrease was primarily due to negative show rotation revenue of approximately $45 million, partially offset by base same-show revenue increases of 9.3 percent and the Company’s success capturing additional exhibitor spending. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 60.2 percent of 2012 first quarter Marketing & Events U.S. revenues. Segment operating income was $7.2 million in the first quarter of 2012, compared to $17.9 million in the first quarter of 2011. The lower operating results were primarily due to decreases in revenues. Operating results for the quarter also include higher accruals for performance-based incentives as compared to the 2011 first quarter, reflecting management’s outlook for higher full year profits, as well as approximately $775,000 in facility relocation expenses.

Revenues for the Marketing & Events International segment were $57.8 million for the first quarter of 2012 compared to $54.0 million in the first quarter of 2011. Segment operating income was $3.9 million in the first quarter of 2012, compared to $3.8 million in the first quarter of 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which decreased revenues by $1.0 million and segment operating income by $96,000 as compared to the first quarter of 2011. Excluding exchange rate variances, 2012 first quarter revenues increased by $4.8 million, or 8.9 percent, and segment operating income increased by $168,000 primarily due to greater demand and new show wins in Canada, partially offset by negative show rotation revenue of approximately $2 million.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the third quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the 2010 second quarter and have increased in each of the following seven quarters.

For the 2012 full year, management expects U.S. same-show revenues to increase at a mid-single digit rate and that show rotation will not have a meaningful impact on revenues as revenue from non-annual shows during 2012 is expected to be comparable to revenues from non-annual shows that took place during 2011. Additionally, management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on the Marketing & Events Group’s 2012 full year revenues and segment operating income of approximately $7 million and $370,000, respectively. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

The Marketing & Events Group is subject to multiple collective bargaining agreements that affect labor costs, approximately one-third of which expire each year. Although labor relations between the Company and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues for the Travel & Recreation Group were $6.7 million for the first quarter of 2012, up 16.8 percent compared to first quarter 2011 revenues of $5.8 million. Segment operating loss was $5.6 million in the first quarter of 2012 compared to a loss of $4.5 million in the first quarter of 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which decreased revenues by $106,000 and segment operating loss by $43,000 as compared to the first quarter of 2011. Excluding exchange rate variances, 2012 first quarter revenues increased by $1.1 million, or 18.6 percent, and segment operating loss increased by $1.2 million. The revenue growth was primarily due to organic growth at Brewster and the acquisition of the Banff International Hotel on March 7, 2012. The higher segment operating loss versus 2011 primarily reflects seasonal operating losses at Alaskan Park Properties (acquired on September 16, 2011) and St. Mary Lodge & Resort (acquired on June 29, 2011).

During 2011, approximately 70 percent of revenue and 86 percent of segment operating income generated in the Travel & Recreation Group were derived through its Canadian operations. These operations are largely affected by foreign customer visitation and, accordingly, increases in the value of the Canadian dollar compared to other currencies could adversely affect customer volumes, revenue and segment operating income for the Travel & Recreation Group. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.

Management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on Travel & Recreation Group 2012 full year revenues and segment operating income of approximately $2 million and $600,000, respectively. Management also anticipates the four acquisitions completed by Viad since 2011 will generate approximately $24 million in revenue in 2012 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher-returns, management expects to grow this revenue base at a high single-digit compound annual growth rate from 2012 to 2015, with expanding Adjusted EBITDA margins over that time period.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. When this contract ultimately expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of Travel & Recreation Group’s full year 2011 segment operating income.

Corporate Activities. Corporate activities totaled $1.8 million in the first quarter of 2012, compared to $1.3 million in the first quarter of 2011. The increase was primarily due to costs related to the amendment and restatement of the Company’s shareholder rights plan, as well as higher legal costs related to employee benefits associated with previously divested operations.

Restructuring Charges. Viad recorded restructuring charges of $2.2 million in the first quarter of 2012 compared to $456,000 in the first quarter of 2011. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. Viad also reversed $187,000 of restructuring reserves in the first quarter of 2011.

Liquidity and Capital Resources:

Cash and cash equivalents were $71.6 million as of March 31, 2012 as compared to $100.4 million as of December 31, 2011, with the decrease primarily due to the acquisition of the Banff International Hotel and capital expenditures. During the three months ended March 31, 2012, the Company generated net cash flows from operating activities of $2.8 million primarily driven by operating results, partially offset by changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of March 31, 2012, the Company had $39.2 million of its cash and cash equivalents held outside of the United States. Of the total amount, $31.8 million was held in Canada, $5.4 million in the United Kingdom and $2.0 million in Germany. There were certain historical earnings related to the Company’s Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of March 31, 2012 that would result assuming all foreign cash balances were repatriated to the United States would be approximately $1.2 million.

Viad’s total debt as of March 31, 2012 was $2.9 million compared to $3.2 million as of December 31, 2011. The debt-to-capital ratio was 0.007 to 1 as of March 31, 2012 compared to 0.008 to 1 as of December 31, 2011. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

On May 18, 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of March 31, 2012, Viad had $125.4 million of capacity remaining under the Credit Facility reflecting issued letters of credit of $4.6 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

Viad’s financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of March 31, 2012, the fixed-charge coverage and leverage ratios were 2.44 to 1 and 0.39 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2012, Viad was in compliance with all covenants.

As of March 31, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2012 would be $26.8 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Capital expenditures for the first three months of 2012 totaled $7.5 million and primarily related to leasehold improvements and the purchase of rental inventory at the Marketing & Events U.S. segment as well as building improvements at the Travel & Recreation Group. For the first three months of 2011, capital expenditures totaled $7.7 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment.

On March 7, 2012, Viad completed the acquisition of the Banff International Hotel and related assets for $23.6 million in cash. On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. On June 29, 2011, Viad completed the acquisition of St. Mary Lodge & Resort for $15.3 million in cash. On September 16, 2011, Viad completed the acquisition of Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash.

In 2012, management anticipates incurring an estimated $15 million on the development of the Glacier Discovery Walk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada.

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the first quarters of 2012 or 2011. As of March 31, 2012, 53,621 shares remain available for repurchase under the announced authorization. Additionally, during the first quarters of 2012 and 2011, the Company repurchased 50,894 shares for $1.0 million and 28,152 shares for $668,000, respectively, related to tax withholding requirements on share-based awards.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2012 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of March 31, 2012, there was a remaining environmental remediation liability of $5.6 million related to previously sold operations of which $583,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $5.0 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan's unfunded vested liabilities. As of March 31, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of a company’s financial position and results of operations, and that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on these criteria, Viad has identified and discussed with its audit committee the following critical accounting policies and estimates pertaining to Viad, and the methodology and disclosures related to those estimates:

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

As of March 31, 2012, Viad had total goodwill of $137.4 million consisting of $85.5 million related to the Marketing & Events Group and $51.9 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $22.8 million relates to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of March 31, 2012, the amount of goodwill assigned to the reporting units in the United Kingdom and Canada was $13.7 million and $9.1 million, respectively. Also, as of March 31, 2012, the Brewster, Glacier Park and Alaskan Park Properties operating segments (within the Travel & Recreation Group) had goodwill of $44.2 million, $4.5 million and $3.2 million, respectively. Brewster, Glacier Park and Alaskan Park Properties are considered reporting units for goodwill impairment testing purposes.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of March 31, 2012, Viad had aggregate goodwill of $137.4 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2011, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 89 percent, 43 percent and 30 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom and Canada, respectively. For the Brewster and Glacier Park reporting units, the excess of the estimated fair value over the carrying value was 44 percent and 48 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of March 31, 2012 and December 31, 2011, Viad had gross deferred tax assets of $67.6 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses. As of March 31, 2012 and December 31, 2011, Viad had a valuation allowance of $411,000 and $356,000, respectively, related to certain state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent upon Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase in the Company’s valuation allowance. If such an increase in the valuation allowance were to occur, it would result in increased income tax expense in the period the assessment was made.

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.3 million as of March 31, 2012. Of this total, $14.3 million related to workers’ compensation liabilities and the remaining $7.0 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $6.0 million as of March 31, 2012, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.5 million and $1.7 million for the first three months of 2012 and 2011, respectively.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.6 million to its funded pension plans and $956,000 to its unfunded pension plans in 2012, of which the Company has contributed $333,000 and $237,000 as of March 31, 2012, respectively.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $450,000 to the plans in 2012, of which $43,000 has been contributed as of March 31, 2012. The assumed health care cost trend rate used in measuring the December 31, 2011 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

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

The weighted-average assumptions used to determine the pension and postretirement benefit obligations as of December 31, 2011 were as follows:

	Domestic Plans
	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Foreign Plans
Discount rate	4.92%	4.75%	4.70%	4.60%

The weighted-average assumptions used to determine the 2011 net periodic benefit cost were as follows:

	Domestic Plans
	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Foreign Plans
Discount rate	5.45%	5.10%	5.10%	5.10%
Expected return on plan assets	6.35%	N/A	6.10%	5.50%

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

Impact of Recent Accounting Pronouncements:

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 18 of notes to consolidated financial statements.

Forward-Looking Statements:

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic or other health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2011 Annual Report.

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

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $39.0 million and $34.6 million as of March 31, 2012 and December 31, 2011, respectively. During the first quarters of 2012 and 2011, unrealized foreign currency translation losses of $4.4 million and $3.6 million, respectively, were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad primarily conducts its foreign operations in Canada and the United Kingdom. The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s Canadian and United Kingdom operations for the three months ended March 31:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2012	2011	(thousands)
Canadian Operations:
Marketing & Events Group	$1.01	$1.15	$(70)
Travel & Recreation Group	$1.00	$1.01	$43

United Kingdom Operations:
Marketing & Events Group	$1.60	$1.61	$(35)

As the Canadian operations generated aggregate operating losses for the first quarter of 2012, Viad’s segment operating results have been unfavorably impacted by $27,000 from the weakening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated an aggregate operating income in the first quarter of 2012, Viad’s segment operating income has been unfavorably impacted by $35,000 from the weakening of the British pound relative to the U.S. dollar.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of March 31, 2012, Viad did not have any variable rate debt outstanding.

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2012, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the risk factor set forth below and other information in this report, careful consideration should be given to the factors discussed in “Item 1A. Risk Factors” of Part 1 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition and/or future results.

New capital projects may not be commercially successful.

From time to time, in an effort to seize opportunities that complement, enhance and expand its businesses, Viad pursues new capital projects. Capital projects are subject to a number of risks, including unanticipated delays and cost overruns, failure to achieve established financial and strategic goals and the inability to successfully integrate into Viad’s ongoing businesses, as well as additional risks specific to a project. The occurrence of any of the events described above could prevent a new capital project from performing in accordance with Viad’s commercial expectations and could have a material adverse effect on its businesses and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the first quarter of 2012 by Viad from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2012	149	18.12	—	53,621
February 2012	50,745	19.65	—	53,621

Total	50,894	19.65	—	53,621

(1)

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the first quarter of 2012. As of March 31, 2012, 53,621 shares remain available for repurchase under the announced authorization. The authorization of the Board of Directors does not have an expiration date.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 101	The following financial information from Viad Corp’s Form 10–Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements**

*	Filed herewith.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

May 9, 2012	By	/s/ G. Michael Latta
(Date)		G. Michael Latta
Chief Accounting Officer - Controller
(Chief Accounting Officer
and Authorized Officer)