Form 10-Q
period 2012-06-30
VIAD CORP
filed 2012-08-08
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 20,258,904 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$78,024	$100,376
Accounts receivable, net of allowance for doubtful accounts of $1,290 and $1,072, respectively	86,312	63,583
Inventories	48,990	35,825
Deferred income taxes	21,622	24,200
Other current assets	23,629	14,647

Total current assets	258,577	238,631
Property and equipment, net	193,549	173,813
Other investments and assets	30,129	31,051
Deferred income taxes	37,086	38,755
Goodwill	135,893	133,694
Other intangible assets, net	2,860	1,884

Total Assets	$658,094	$617,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,234	$51,448
Other current liabilities	112,104	97,331
Current portion of long-term debt and capital lease obligations	1,578	2,018

Total current liabilities	180,916	150,797
Long-term debt and capital lease obligations	990	1,221
Pension and postretirement benefits	35,531	35,419
Other deferred items and liabilities	46,468	44,212

Total liabilities	263,905	231,649

Commitments and contingencies (Note 16)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	592,233	599,188
Retained deficit	(7,763)	(13,256)
Unearned employee benefits and other	(2,300)	(2,951)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	273	222
Cumulative foreign currency translation adjustments	35,644	34,648
Unrecognized net actuarial loss and prior service credit	(12,972)	(12,977)
Common stock in treasury, at cost, 4,673,952 and 4,790,920 shares, respectively	(256,150)	(264,382)

Total Viad Corp stockholders’ equity	386,367	377,894
Noncontrolling interest	7,822	8,285

Total stockholders’ equity	394,189	386,179

Total Liabilities and Stockholders’ Equity	$658,094	$617,828

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Convention and event services	$170,195	$174,319	$386,083	$408,806
Exhibits and environments	46,746	40,416	92,902	90,267
Travel and recreation services	29,509	23,957	36,237	29,717

Total revenues	246,450	238,692	515,222	528,790

Costs and expenses:
Costs of services	192,844	190,238	414,953	415,037
Costs of products sold	43,108	38,592	84,238	86,632
Corporate activities	2,187	1,576	3,964	2,847
Interest income	(123)	(176)	(292)	(390)
Interest expense	302	380	660	792
Restructuring charges	678	1,206	2,903	1,475

Total costs and expenses	238,996	231,816	506,426	506,393

Income from continuing operations before income taxes	7,454	6,876	8,796	22,397
Income tax expense	2,253	2,588	2,780	8,488

Income from continuing operations	5,201	4,288	6,016	13,909
Income from discontinued operations	639	—	639	—

Net income	5,840	4,288	6,655	13,909
Net loss attributable to noncontrolling interest	250	197	462	363

Net income attributable to Viad	$6,090	$4,485	$7,117	$14,272

Diluted income per common share
Income from continuing operations attributable to Viad common stockholders	$0.27	$0.22	$0.32	$0.70
Income from discontinued operations attributable to Viad common stockholders	0.03	—	0.03	—

Net income attributable to Viad common stockholders	$0.30	$0.22	$0.35	$0.70

Weighted-average outstanding and potentially dilutive common shares	19,961	20,121	19,950	20,102

Basic income per common share
Income from continuing operations attributable to Viad common stockholders	$0.27	$0.22	$0.32	$0.70
Income from discontinued operations attributable to Viad common stockholders	0.03	—	0.03	—

Net income attributable to Viad common stockholders	$0.30	$0.22	$0.35	$0.70

Weighted-average outstanding common shares	19,716	19,816	19,680	19,797

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

Amounts attributable to Viad common stockholders
Income from continuing operations	$5,451	$4,485	$6,478	$14,272
Income from discontinued operations	639	—	639	—

Net income	$6,090	$4,485	$7,117	$14,272

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$5,840	$4,288	$6,655	$13,909

Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	(42)	3	51	61
Unrealized foreign currency translation adjustments, net of tax	(3,390)	2,059	996	5,612
Amortization of net actuarial loss, net of tax	174	204	349	408
Amortization of prior service credit, net of tax	(172)	(197)	(344)	(395)

Total other comprehensive income (loss)	(3,430)	2,069	1,052	5,686

Comprehensive income	2,410	6,357	7,707	19,595
Comprehensive loss attributable to noncontrolling interest	250	197	462	363

Comprehensive income attributable to Viad	$2,660	$6,554	$8,169	$19,958

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$6,655	$13,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,000	14,293
Deferred income taxes	3,828	1,808
Income from discontinued operations	(639)	—
Restructuring charges	2,903	1,475
Gains on disposition of property and other assets	(129)	(8)
Share-based compensation expense	2,854	2,293
Excess tax benefit from share-based compensation arrangements	(269)	(54)
Other non-cash items, net	2,566	2,411
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(23,267)	(43,590)
Inventories	(13,139)	8,538
Accounts payable	17,098	14,334
Restructuring liabilities	(1,938)	(2,377)
Accrued compensation	(4,091)	7,267
Customer deposits	15,006	(7,390)
Income taxes payable	107	3,141
Other assets and liabilities, net	(5,560)	(10,083)

Net cash provided by operating activities	16,985	5,967

Cash flows from investing activities:
Capital expenditures	(14,088)	(12,795)
Acquisition of businesses, net of cash acquired	(23,546)	(25,800)
Proceeds from dispositions of property and other assets	168	264
Proceeds from sale of land	1,041	—

Net cash used in investing activities	(36,425)	(38,331)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,444)	(5,631)
Dividends paid on common stock	(1,623)	(1,630)
Debt issuance costs	—	(1,001)
Common stock purchased for treasury	(1,000)	(679)
Excess tax benefit from share-based compensation arrangements	269	54
Proceeds from exercise of stock options	89	163

Net cash used in financing activities	(3,709)	(8,724)

Effect of exchange rate changes on cash and cash equivalents	797	2,595

Net decrease in cash and cash equivalents	(22,352)	(38,493)
Cash and cash equivalents, beginning of year	100,376	145,841

Cash and cash equivalents, end of period	$78,024	$107,348

Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,103	$5,541

Cash paid for interest	$511	$490

Equipment acquired under capital leases	$363	$897

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Preparation and Principles of Consolidation

The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”).

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

In September 2011, Alaska Denali Travel, Viad’s wholly-owned subsidiary, acquired Denali Backcountry Lodge and Denali Cabins. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins are 46 guest cabins located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Restricted stock/performance-based restricted stock (“PBRS”)	$971	$937	$1,720	$1,615
Performance unit incentive plan (“PUP”)	434	194	672	259
Stock options	153	183	302	330
Restricted stock units/PBRS units	79	46	160	89

Total share-based compensation before income tax benefit	1,637	1,360	2,854	2,293
Income tax benefit	(591)	(480)	(1,031)	(801)

Total share-based compensation, net of income tax benefit	$1,046	$880	$1,823	$1,492

In addition, $95,000 and $124,000 of costs associated with share-based compensation were included in restructuring charges during the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock and PBRS. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	572,022	$20.36	416	$15.36
Granted	166,750	20.46	—	—
Vested	(189,071)	17.99	(416)	15.36
Forfeited	(3,450)	25.31	—	—

Balance at June 30, 2012	546,251	21.18	—	—

The unamortized cost of all outstanding restricted stock awards as of June 30, 2012 was $5.6 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.3 years. During the six months ended June 30, 2012 and 2011, the Company repurchased 50,894 shares for $1.0 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on vested share-based awards. As of June 30, 2012, there were 1,055,907 total shares available for future grant.

Liability-Based Awards. The following table summarizes the liability-based award activity:

	Restricted Stock Units		PBRS Units		PUP Awards
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	38,600	$19.07	1,956	$15.36	95,500	$23.02
Granted	15,350	20.60	—	—	115,100	20.60
Vested	(13,100)	15.36	(1,956)	15.36	—	—

Balance at June 30, 2012	40,850	20.84	—	—	210,600	21.70

As of June 30, 2012 and December 31, 2011, Viad had liabilities of $343,000 and $475,000, respectively, related to restricted stock unit and PBRS unit liability awards. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and cash payouts of $35,000 and $52,000 were distributed in January 2012 and January 2011, respectively. Similarly, a portion of the 2009 restricted stock unit awards vested in February 2012 and cash payouts of $257,000 were distributed in February 2012.

As of June 30, 2012 and December 31, 2011, Viad had liabilities of $1.4 million and $714,000, respectively, related to PUP awards. There were no PUP awards which vested during the six months ended June 30, 2012 or 2011. Furthermore, there were no cash settlements of PUP awards during the six months ended June 30, 2012 or 2011.

Stock Options. The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at January 1, 2012	584,201	$23.32	396,688
Exercised	(4,562)	19.57
Forfeited or expired	(191,881)	26.18

Options outstanding at June 30, 2012	387,758	21.95	293,905

The total unrecognized cost related to non-vested stock option awards was $384,000 as of June 30, 2012, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately one year. No stock options were granted during the six months ended June 30, 2012.

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of June 30, 2012, there were 2,402 of such options both outstanding and exercisable at an exercise price of $19.57. The weighted-average remaining contractual life of these options was less than one year. No options were exercised by MoneyGram participants during the six months ended June 30, 2012.

Note 3. Acquisition of Businesses

On March 7, 2012, Viad acquired the Banff International Hotel and related assets for $23.6 million in cash. The Banff International Hotel is a 162-guest room hotel located in downtown Banff, Alberta, Canada and is operated by Brewster within the Travel & Recreation Group. The following information represents the final amounts assigned to the assets and liabilities of the Banff International Hotel as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$10
Accounts receivable	23
Other current assets	33
Property and equipment	20,408
Goodwill	1,890
Other intangible assets	1,323

Total assets acquired	23,687

Customer deposits	(64)
Other current liabilities	(67)

Total liabilities acquired	(131)

Purchase price	$23,556

The Company recorded $1.9 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The goodwill is deductible for tax purposes pursuant to regulations in Canada. The amount assigned to other intangible assets of $1.3 million relates to an operating contract and customer relationships. The weighted-average amortization period related to the other intangible assets was 7.7 years. The transaction costs related to the acquisition were insignificant. The results of operations of the Banff International Hotel have been included in Viad’s consolidated financial statements from the date of acquisition.

On September 16, 2011, Viad acquired the Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins consist of 46 guest cabins near the entrance to Denali National Park and Preserve. These properties are operated by Viad’s wholly-owned subsidiary, Alaska Denali Travel, within the Travel & Recreation Group. The amounts assigned to the assets and liabilities of Denali Backcountry Lodge and Denali Cabins as of the date of acquisition include: $11.6 million of property and equipment, $3.2 million of goodwill, $626,000 of customer relationship intangible assets and net other liabilities of $135,000. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The acquired goodwill is included in the Travel & Recreation Group and is deductible for tax purposes over a period of 15 years. The weighted-average amortization period related to the customer relationship intangible assets was 5.0 years. The transaction costs related to the acquisition were insignificant. The results of operations of Alaska Denali Travel have been included in Viad’s consolidated financial statements from the date of acquisition.

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

The following table summarizes the unaudited pro forma results of operations attributable to Viad for the three and six months ended June 30, assuming that all of the acquisitions above had each been completed at the beginning of each period:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenue	$246,450	$242,421	$515,672	$533,204
Depreciation and amortization	$8,073	$7,828	$15,204	$15,231
Operating income	$10,466	$10,603	$16,000	$26,969
Net income	$6,068	$4,851	$7,095	$14,126
Diluted net income per share	$0.30	$0.24	$0.35	$0.70
Basic net income per share	$0.30	$0.24	$0.35	$0.70

Note 4. Inventories

The components of inventories were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$19,071	$18,297
Work in process	29,919	17,528

Inventories	$48,990	$35,825

Note 5. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Land and land interests	$25,871	$18,134
Buildings and leasehold improvements	126,431	109,077
Equipment and other	316,636	310,186

	468,938	437,397
Accumulated depreciation	(275,389)	(263,584)

Property and equipment, net	$193,549	$173,813

Depreciation expense for the three months ended June 30, 2012 and 2011 was $7.9 million and $7.1 million, respectively, and for the six months ended June 30, 2012 and 2011 was $14.7 million and $13.9 million, respectively.

Note 6. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash surrender value of life insurance	$18,109	$18,812
Workers’ compensation insurance security deposits	4,651	4,658
Other	7,369	7,581

Total other investments and assets	$30,129	$31,051

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
		(in thousands)
Balance at January 1, 2012	$62,686	$22,198	$48,810	$133,694
Business acquisition	—	—	1,890	1,890
Foreign currency translation adjustments	—	150	159	309

Balance at June 30, 2012	$62,686	$22,348	$50,859	$135,893

A summary of other intangible assets as of June 30, 2012 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,556	$(2,034)	$1,522
Other	937	(59)	878

	4,493	(2,093)	2,400
Unamortized intangible assets:
Business licenses	460	—	460

Total	$4,953	$(2,093)	$2,860

A summary of other intangible assets as of December 31, 2011 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,122	$(1,736)	$1,386
Other	68	(30)	38

	3,190	(1,766)	1,424
Unamortized intangible assets:
Business licenses	460	—	460

Total	$3,650	$(1,766)	$1,884

Intangible asset amortization expense for the three months ended June 30, 2012 and 2011 was $186,000 and $188,000, respectively, and $321,000 and $383,000 for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2012	$375
2013	$707
2014	$422
2015	$251
2016	$195
2017 and thereafter	$450

Note 8. Accrued Liabilities and Other

Other current liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Continuing operations:
Customer deposits	$64,252	$49,182
Accrued compensation	18,998	22,587
Self-insured liability accrual	6,678	6,697
Accrued employee benefit costs	3,894	3,730
Accrued sales and use taxes	2,335	1,668
Accrued restructuring	2,144	2,303
Accrued dividends	833	827
Accrued foreign income taxes	449	234
Other	11,100	8,185

	110,683	95,413

Discontinued operations:
Environmental remediation liabilities	643	755
Self-insured liability accrual	304	639
Other	474	524

	1,421	1,918

Total other current liabilities	$112,104	$97,331

Other deferred items and liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Continuing operations:
Self-insured liability accrual	$14,352	$14,403
Accrued compensation	5,868	5,538
Accrued restructuring	5,749	4,647
Foreign deferred tax liability	1,095	1,219
Other	6,820	5,900

	33,884	31,707

Discontinued operations:
Self-insured liability accrual	5,691	5,351
Environmental remediation liabilities	4,769	4,999
Accrued income taxes	1,038	1,022
Other	1,086	1,133

	12,584	12,505

Total other deferred items and liabilities	$46,468	$44,212

Note 9. Debt

On May 18, 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of June 30, 2012, Viad’s total debt of $2.6 million consisted entirely of capital lease obligations. As of June 30, 2012, Viad had $125.4 million of capacity remaining under the Credit Facility reflecting outstanding letters of credit of $4.6 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

Financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of June 30, 2012, the fixed-charge coverage and leverage ratios were 2.48 to 1 and 0.37 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2012, Viad was in compliance with all covenants.

The estimated fair value of total debt was $2.4 million and $3.0 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 10. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2012:

	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
		(in thousands)
Balance at January 1, 2012	$377,894	$8,285	$386,179
Net income (loss)	7,117	(462)	6,655
Dividends on common stock	(1,623)	—	(1,623)
Common stock purchased for treasury	(1,000)	—	(1,000)
Employee benefit plans	2,279	—	2,279
Unrealized foreign currency translation adjustment	996	—	996
Unrealized gain on investments	51	—	51
Prior service credit and net actuarial loss	5	—	5
ESOP allocation adjustment	650	—	650
Other	(2)	(1)	(3)

Balance at June 30, 2012	$386,367	$7,822	$394,189

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2011:

	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
		(in thousands)
Balance at January 1, 2011	$378,959	$7,752	$386,711
Net income (loss)	14,272	(363)	13,909
Dividends on common stock	(1,630)	—	(1,630)
Common stock purchased for treasury	(679)	—	(679)
Employee benefit plans	1,931	—	1,931
Unrealized foreign currency translation adjustment	5,612	—	5,612
Unrealized gain on investments	61	—	61
Prior service credit and net actuarial loss	13	—	13
ESOP allocation adjustment	620	—	620
Other	9	—	9

Balance at June 30, 2011	$399,168	$7,389	$406,557

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the six months ended June 30, 2012 or 2011. As of June 30, 2012, 53,621 shares remain available for repurchase under the announced authorization. Additionally, during the six months ended June 30, 2012 and 2011, the Company repurchased 50,894 shares for $1.0 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on share-based awards.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at June 30, 2012 Using
Description	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
		(in thousands)
Money market funds	$1,170	$1,170	$—	$—
Other mutual funds	1,300	1,300	—	—

Total	$2,470	$2,470	$—	$—

As of June 30, 2012 and December 31, 2011, Viad had investments in money market mutual funds of $1.2 million and $20.9 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of June 30, 2012 and December 31, 2011, Viad had investments in other mutual funds of $1.3 million and $1.4 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of June 30, 2012 and December 31, 2011, there were unrealized gains on the investments of $447,000 ($273,000 after-tax) and $366,000 ($222,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$6,090	$4,485	$7,117	$14,272
Less: Allocation to non-vested shares	(163)	(111)	(194)	(370)

Net income allocated to Viad common stockholders	$5,927	$4,374	$6,923	$13,902

Denominator:
Weighted-average outstanding common shares	19,716	19,816	19,680	19,797

Net income attributable to Viad common stockholders	$0.30	$0.22	$0.35	$0.70

Diluted net income per share
Numerator:
Net income attributable to Viad	$6,090	$4,485	$7,117	$14,272

Denominator:
Weighted-average outstanding common shares	19,716	19,816	19,680	19,797
Additional dilutive shares related to share-based compensation	245	305	270	305

Weighted-average outstanding and potentially dilutive shares	19,961	20,121	19,950	20,102

Net income attributable to Viad common stockholders (1)	$0.30	$0.22	$0.35	$0.70

(1)	Diluted income per share cannot exceed basic income per share.

Options to purchase 390,000 and 330,000 shares of common stock were outstanding during the six months ended June 30, 2012 and 2011, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 245,000 and 305,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, 270,000 and 305,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share, respectively.

Note 13. Income Taxes

The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the six months ended June 30:

	2012		2011
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$3,079	35.0%	$7,839	35.0%
State income taxes, net of federal provision	158	1.8%	563	2.5%
Change in valuation allowance	33	0.4%	—	0.0%
Nontaxable income items	(373)	(4.2%)	—	0.0%
Other, net	(117)	(1.4%)	86	0.4%

Income tax expense	$2,780	31.6%	$8,488	37.9%

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. As of June 30, 2012 and December 31, 2011, Viad had gross deferred tax assets of $68.7 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses. As of June 30, 2012 and December 31, 2011, Viad had a valuation allowance of $394,000 and $356,000, respectively, related to certain state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2012 and December 31, 2011. In addition, as of June 30, 2012 and December 31, 2011, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $402,000 and $386,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months. As of both June 30, 2012 and December 31, 2011, liabilities associated with uncertain tax positions (including interest and penalties) of $1.0 million were classified as non-current liabilities.

Note 14. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2012	2011	2012	2011	2012	2011
	(in thousands)
Service cost	$27	$37	$42	$37	$122	$94
Interest cost	290	300	227	232	183	186
Expected return on plan assets	(70)	(141)	(19)	(33)	(155)	(171)
Amortization of prior service credit	—	—	(279)	(319)	—	—
Recognized net actuarial loss	128	171	155	160	—	—

Net periodic benefit cost	$375	$367	$126	$77	$150	$109

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the six months ended June 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2012	2011	2012	2011	2012	2011
	(in thousands)
Service cost	$54	$74	$79	$74	$244	$185
Interest cost	587	600	424	464	371	369
Expected return on plan assets	(221)	(282)	(41)	(66)	(313)	(337)
Amortization of prior service credit	—	—	(557)	(638)	—	—
Recognized net actuarial loss	258	341	309	320	—	—

Net periodic benefit cost	$678	$733	$214	$154	$302	$217

Viad expects to contribute $1.6 million to its funded pension plans, $952,000 to its unfunded pension plans and $450,000 to its postretirement benefit plans in 2012. During the six months ended June 30, 2012, Viad contributed $683,000 to its funded pension plans and $470,000 to its unfunded pension plans. However, due to timing, Viad made no contributions to the postretirement benefit plans during the six months ended June 30, 2012.

Note 15. Restructuring Charges

During the six months ended June 30, 2012, Viad recorded aggregate restructuring charges of $2.9 million primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The amounts included in the restructuring liability as of June 30, 2012 related to future lease obligations which will be paid over the remaining lease terms, and severance and employee benefits are expected to be paid by the end of 2012. The table below represents a reconciliation of Viad’s restructuring liability by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Facilities	Total
	(in thousands)
Balance at January 1, 2012	$831	$4,819	$24	$1,276	$6,950
Restructuring charges	547	2,343	13	—	2,903
Cash payments, net	(459)	(1,505)	(37)	63	(1,938)
Adjustment to liability	(95)	—	—	—	(95)
Foreign currency translation adjustment	73	—	—	—	73

Balance at June 30, 2012	$897	$5,657	$—	$1,339	$7,893

Note 16. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2012, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of June 30, 2012, there was a remaining environmental remediation liability of $5.4 million related to previously sold operations of which $643,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.8 million under the caption “Other deferred items and liabilities.”

As of June 30, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2012 would be $24.8 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. When this contract expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of Travel & Recreation Group’s full year 2011 segment operating income.

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

	Three months ended June 30,		Six months ended June,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$165,472	$150,170	$372,346	$381,865
International	54,659	66,973	112,437	120,927
Intersegment eliminations	(3,190)	(2,408)	(5,798)	(3,719)

	216,941	214,735	478,985	499,073
Travel & Recreation Group	29,509	23,957	36,237	29,717

	$246,450	$238,692	$515,222	$528,790

Segment operating income (loss):
Marketing & Events Group:
U.S.	$5,572	$205	$12,820	$18,139
International	2,348	6,650	6,205	10,435

	7,920	6,855	19,025	28,574
Travel & Recreation Group	2,578	3,007	(2,994)	(1,453)

	10,498	9,862	16,031	27,121
Corporate activities	(2,187)	(1,576)	(3,964)	(2,847)

	8,311	8,286	12,067	24,274
Interest income	123	176	292	390
Interest expense	(302)	(380)	(660)	(792)
Restructuring charges:
Marketing & Events U.S.	(484)	(1,206)	(2,487)	(1,475)
Marketing & Events International	(181)	—	(403)	—
Corporate	(13)	—	(13)	—

Income before income taxes	$7,454	$6,876	$8,796	$22,397

	June 30, 2012	December 31, 2011
	(in thousands)
Assets:
Marketing & Events U.S.	$242,633	$213,843
Marketing & Events International	95,201	96,996
Travel & Recreation Group	214,417	194,278
Corporate and other	105,843	112,711

	$658,094	$617,828

Note 18. Discontinued Operations

In June 2012, Viad recorded income from discontinued operations of $639,000 related to the sale of land associated with previously sold operations.

Note 19. Impact of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to goodwill impairment testing, which is codified in Accounting Standards Codification (“ASC”) Topic 350. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after performing the assessment, an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on Viad’s financial condition or results of operations. The Company performs its annual goodwill impairment test as of October 31 of each year.

In July 2012, the FASB issued new guidance that allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, which is codified in ASC Topic 350. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more-likely-than-not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this new guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Alaska Denali Travel operates Denali Backcountry Lodge and Denali Cabins. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins are 46 guest cabins located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

The following are financial highlights of the second quarter of 2012 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $246.5 million compared to $238.7 million in the second quarter of 2011
•	Net income attributable to Viad of $6.1 million compared to $4.5 million in the second quarter of 2011
•	Diluted income per share of $0.30 compared to $0.22 in the second quarter of 2011
•	Cash and cash equivalents totaled $78.0 million as of June 30, 2012
•	Debt was $2.6 million as of June 30, 2012

Marketing & Events U.S.

•	Revenues of $165.5 million, an increase of 10.2 percent from the second quarter of 2011
•	Segment operating income of $5.6 million, as compared to $205,000 in the second quarter of 2011

Marketing & Events International

•	Revenues of $54.7 million, a decrease of 18.4 percent from the second quarter of 2011
•	Segment operating income of $2.3 million, as compared to $6.7 million in the second quarter of 2011

Travel & Recreation Group

•	Revenues of $29.5 million, an increase of 23.2 percent from the second quarter of 2011
•	Segment operating income of $2.6 million, as compared to $3.0 million in the second quarter of 2011

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

A reconciliation of Adjusted EBITDA to net income attributable to Viad is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Adjusted EBITDA	$16,047	$14,775	$24,918	$37,845
Interest expense	(302)	(380)	(660)	(792)
Income tax expense	(2,253)	(2,588)	(2,780)	(8,488)
Depreciation and amortization	(8,041)	(7,322)	(15,000)	(14,293)
Income from discontinued operations	639	—	639	—

Net income attributable to Viad	$6,090	$4,485	$7,117	$14,272

The increase in Adjusted EBITDA of $1.3 million for the second quarter of 2012 compared to the second quarter of 2011 was primarily driven by higher segment operating results at the Marketing & Events U.S. segment. The decrease in Adjusted EBITDA of $12.9 million for the first six months of 2012 compared to the first six months of 2011 was primarily driven by lower segment operating results at each of Viad’s reporting segments, as well as higher restructuring charges and corporate costs in 2012. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:

Comparison of Second Quarter of 2012 to the Second Quarter of 2011

Revenues for the second quarter of 2012 increased 3.3 percent to $246.5 million compared to $238.7 million in the second quarter of 2011. Viad’s income before income taxes was $7.5 million for the second quarter of 2012 compared to $6.9 million in the second quarter of 2011. These increases were primarily due to higher revenues and segment operating income from the Marketing & Events U.S. segment.

Net income attributable to Viad for the second quarter of 2012 was $6.1 million, or $0.30 per diluted share, compared to $4.5 million, or $0.22 per diluted share, in the second quarter of 2011. These results include income from discontinued operations of $639,000, or $0.03 per diluted share, in the 2012 second quarter relating to the sale of land associated with previously sold operations.

During the second quarter of 2012, foreign exchange rate variances resulted in decreases of $3.9 million in revenues and $404,000 in segment operating results as compared to the second quarter of 2011. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries.

The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the second quarter:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)
	2012	2011		2012	2011
Marketing & Events Group:
Canada	$0.99	$1.04	$(816)	$1.03	$1.05	$(20)
United Kingdom	$1.59	$1.64	$(1,096)	$1.65	$1.64	$(19)

Travel & Recreation Group:
Canada	$0.99	$1.04	$(1,168)	$0.98	$1.04	$(287)

Accordingly, Viad’s second quarter results were impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and British pound. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $165.5 million for the second quarter of 2012, up 10.2 percent compared to $150.2 million in the second quarter of 2011. The increase was primarily due to positive show rotation revenue of approximately $5 million, base same-show revenue increases of 6.1 percent and new business wins. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 30.2 percent of 2012 second quarter Marketing & Events U.S. revenues. Segment operating income was $5.6 million in the second quarter of 2012, compared to $205,000 in the second quarter of 2011. The improved operating results were primarily due to increases in revenues and ongoing margin improvement initiatives to increase show profitability and reduce overhead costs.

Revenues for the Marketing & Events International segment were $54.7 million for the second quarter of 2012, down 18.4 percent compared to $67.0 million in the second quarter of 2011. Segment operating income was $2.3 million in the second quarter of 2012, compared to $6.7 million in the second quarter of 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which decreased revenues by $2.7 million and segment operating income by $117,000 as compared to the second quarter of 2011. Excluding exchange rate variances, 2012 second quarter revenues decreased by $9.6 million, or 14.3 percent, and segment operating income decreased by $4.2 million primarily due to negative show rotation revenue of approximately $14 million.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the third quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the 2010 second quarter and have increased in each of the following eight quarters.

For the 2012 full year, management expects U.S. same-show revenues to increase at a mid-single digit rate and that show rotation will not have a meaningful impact on revenues as revenue from non-annual shows during 2012 is expected to be comparable to revenues from non-annual shows that took place during 2011. Additionally, management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on the Marketing & Events Group’s 2012 full year revenues and segment operating income of approximately $7.5 million and $325,000, respectively. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

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

Travel & Recreation Group. Revenues for the Travel & Recreation Group were $29.5 million for the second quarter of 2012, up 23.2 percent compared to second quarter 2011 revenues of $24.0 million. Segment operating income was $2.6 million in the second quarter of 2012 compared to $3.0 million in the second quarter of 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which decreased revenues by $1.2 million and segment operating income by $287,000 as compared to the second quarter of 2011. Excluding exchange rate variances, 2012 second quarter revenues increased by $6.7 million, or 28.1 percent, and segment operating income decreased by $142,000.

The revenue growth was primarily due to $4.3 million of incremental revenues from the acquisitions of the Alaska Denali Travel business (acquired on September 16, 2011), the Banff International Hotel (acquired on March 7, 2012) and St. Mary Lodge & Resort (acquired on June 29, 2011), as well as organic revenue growth, primarily at Brewster’s attractions. As compared to the second quarter of 2011, passenger volumes increased by 12.8 percent to 136,065 at the Banff Gondola, by 7.6 percent to 94,967 at the Columbia Icefield Glacier Adventure and by 96.6 percent to 10,477 at the Banff Lake Cruise. Increases were largely due to an earlier opening in 2012 and an increase in average daily passenger volume.

Collectively, the acquired properties contributed essentially breakeven operating results for the quarter, reflecting the seasonally slow period for these properties. The lower segment operating income versus the 2011 second quarter primarily reflects higher overhead expenses, including increased performance-based incentives due to management’s expectation of stronger full year performance, as well as additional resources to support the Company’s growth strategy.

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

Management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on Travel & Recreation Group 2012 full year revenues and segment operating income of approximately $3 million and $1 million, respectively. Management also anticipates the four acquisitions completed by Viad since 2011 will generate approximately $24 million in revenue in 2012 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher-returns, management expects to grow this revenue base at a high single-digit compound annual growth rate from 2012 to 2015, with expanding Adjusted EBITDA margins over that time period.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. When this contract expires, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of Travel & Recreation Group’s full year 2011 segment operating income.

Corporate Activities. Corporate activities totaled $2.2 million in the second quarter of 2012, compared to $1.6 million in the second quarter of 2011. The increase was primarily due to higher legal costs related to employee benefits associated with previously divested operations as well as costs related to the amendment and restatement of the Company’s shareholder rights plan.

Restructuring Charges. Viad recorded restructuring charges of $678,000 in the second quarter of 2012 compared to $1.2 million in the second quarter of 2011. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Income Taxes. The effective tax rate in the second quarter of 2012 was 30.2 percent compared to 37.6 percent in the comparable period in 2011. The relatively low effective tax rate in 2012 was due to nontaxable income received during the second quarter of 2012. Excluding the nontaxable income, the effective tax rate would have been 35.2 percent.

Comparison of First Six Months of 2012 to the First Six Months of 2011

Revenues for the first six months of 2012 decreased 2.6 percent to $515.2 million from $528.8 million during the first six months of 2011. Viad’s income before income taxes was $8.8 million compared to $22.4 million in 2011. These decreases were primarily due to reduced revenues from the Marketing & Events Group resulting from negative show rotation. Net restructuring charges in the first six months of 2012 were $2.9 million compared to $1.5 million in the first six months of 2011, both primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Net income attributable to Viad for the first six months of 2012 was $7.1 million, or $0.35 per diluted share, compared to $14.3 million, or $0.70 per diluted share, during the first six months of 2011. These results include income from discontinued operations of $639,000, or $0.03 per diluted share, in the 2012 second quarter relating to the sale of land associated with previously sold operations.

During the first six months of 2012, foreign exchange rate variances resulted in decreases of $5.0 million and $452,000 in revenues and segment operating income, respectively, as compared to the first six months of 2011. Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first six months of the year:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)
	2012	2011		2012	2011
Marketing & Events Group:
Canada	$1.00	$1.03	$(1,230)	$1.01	$1.06	$(85)
United Kingdom	$1.59	$1.62	$(1,570)	$1.61	$1.63	$(55)
Travel & Recreation Group:
Canada	$0.99	$1.03	$(1,273)	$0.93	$1.09	$(244)

Accordingly, Viad’s six-month results were impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and the British pound. Future changes in the exchange rates may adversely impact overall expected profitability and historical period to period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $372.3 million for the first six months of 2012, down 2.5 percent from $381.9 million in 2011. Segment operating income was $12.8 million in the first six months of 2012, compared to $18.1 million in 2011. These decreases were primarily due to negative show rotation of about $39 million, partially offset by base same-show revenue increases of 8.3 percent, the Company’s success capturing additional exhibitor spending and new business wins. Base same-shows represented approximately 49.1 percent of revenues for the first six months of 2012 for the Marketing & Events U.S. segment.

Revenues for the Marketing & Events International segment were $112.4 million for the first six months of 2012, down 7.0 percent from $120.9 million in 2011. Segment operating income was $6.2 million in the first six months of 2012 compared to $10.4 million in 2011. As discussed above, results in this segment were impacted by exchange rates during the first six months of 2012 resulting in decreases of $3.8 million and $208,000 in revenues and segment operating income, respectively, as compared to 2011. Excluding exchange rate variances, revenues for the first six months of 2012 decreased by $4.7 million, or 3.9 percent, and segment operating income decreased by $4.0 million. These decreases were primarily due to negative show rotation revenue of about $14 million, partially offset by greater demand and new show wins.

Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $36.2 million for the first six months of 2012, up 21.9 percent compared to 2011 revenues of $29.7 million. Segment operating loss was $3.0 million compared to $1.5 million in 2011. As discussed above, results in this segment were impacted by exchange rate variances during the first six months of 2012 resulting in decreases of $1.3 million and $244,000 in revenues and segment operating results, respectively, as compared to 2011. Excluding exchange rate variances, revenues for the first six months of 2012 increased by $7.8 million, or 26.2 percent, and operating results decreased by $1.3 million.

The revenue growth was primarily due to $4.6 million of incremental revenues from the acquisitions of the Alaska Denali Travel business, the Banff International Hotel and St. Mary Lodge & Resort, as well as organic revenue growth, primarily at Brewster’s attractions. As compared to the first six months of 2011, passenger volumes increased by 15.6 percent to 172,006 at the Banff Gondola, by 7.6 percent to 94,967 at the Columbia Icefield Glacier Adventure and by 96.6 percent to 10,477 at the Banff Lake Cruise. Increases were largely due to an earlier opening in 2012 and an increase in average daily passenger volume.

Collectively, the acquired properties generated an operating loss of $762,000 during the first six months of 2012, reflecting the seasonally slow period for these properties. The higher segment operating loss versus the 2011 period also reflects higher overhead expenses, including increased performance-based incentives due to management’s expectation of stronger full year performance, as well as additional resources to support the Company’s growth strategy.

Corporate Activities. Corporate activities totaled $4.0 million in the first six months of 2012, compared to $2.8 million in the 2011 period. The increase was primarily due to costs related to the amendment and restatement of the Company’s shareholder rights plan and higher legal costs related to employee benefits associated with previously divested operations.

Restructuring Charges. Viad recorded restructuring charges of $2.9 million in the first six months of 2012, compared to $1.5 million in the 2011 period. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Income Taxes. The effective tax rate in the first six months of 2012 was 31.6 percent, compared to 37.9 percent in the comparable period in 2011. The relatively low effective tax rate in 2012 was due to nontaxable income received during the first six months of 2012. Excluding the nontaxable income, the effective tax rate would have been 35.8 percent.

Liquidity and Capital Resources:

Cash and cash equivalents were $78.0 million as of June 30, 2012 compared to $100.4 million as of December 31, 2011, with the decrease primarily due to the acquisition of the Banff International Hotel and capital expenditures partially offset by cash flow from operations. During the six months ended June 30, 2012, the Company generated net cash flows from operating activities of $17.0 million primarily driven by operating results, partially offset by changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of June 30, 2012, the Company had $49.6 million of its cash and cash equivalents held outside of the United States. Of the total amount, $38.0 million was held in Canada, $8.7 million in the United Kingdom, $2.1 million in Germany and $749,000 in the United Arab Emirates. There were certain historical earnings related to the Company’s Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of June 30, 2012 that would result assuming all foreign cash balances were repatriated to the United States would be approximately $870,000.

Viad’s total debt as of June 30, 2012 was $2.6 million compared to $3.2 million as of December 31, 2011. The debt-to-capital ratio was 0.006 to 1 as of June 30, 2012 compared to 0.008 to 1 as of December 31, 2011. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

On May 18, 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of June 30, 2012, Viad had $125.4 million of capacity remaining under the Credit Facility reflecting issued letters of credit of $4.6 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

Viad’s financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (2.50 to 1 after the fiscal quarter ending September 30, 2012) and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of June 30, 2012, the fixed-charge coverage and leverage ratios were 2.48 to 1 and 0.37 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2012, Viad was in compliance with all covenants.

As of June 30, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2012 would be $24.8 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Capital expenditures for the first six months of 2012 totaled $14.1 million and primarily related to leasehold improvements and the purchase of rental inventory at the Marketing & Events U.S. segment as well as building improvements at the Travel & Recreation Group. For the first six months of 2011, capital expenditures totaled $12.8 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment.

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

In 2012, management anticipates incurring an estimated $12.5 million on the development of the Glacier Discovery Walk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada.

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the first six months of 2012 or 2011. As of June 30, 2012, 53,621 shares remain available for repurchase under the announced authorization. Additionally, during the first six months of 2012 and 2011, the Company repurchased 50,894 shares for $1.0 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on share-based awards.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2012 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of June 30, 2012, there was a remaining environmental remediation liability of $5.4 million related to previously sold operations of which $643,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.8 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

As of June 30, 2012, Viad had total goodwill of $135.9 million consisting of $85.0 million related to the Marketing & Events Group and $50.9 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $22.3 million relates to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of June 30, 2012, the amount of goodwill assigned to the reporting units in the United Kingdom and Canada was $13.4 million and $8.9 million, respectively. Also, as of June 30, 2012, the Brewster, Glacier Park and Alaska Denali Travel operating segments (within the Travel & Recreation Group) had goodwill of $43.2 million, $4.5 million and $3.2 million, respectively. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of June 30, 2012, Viad had aggregate goodwill of $135.9 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2011, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 89 percent, 43 percent and 30 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom and Canada, respectively. For the Brewster and Glacier Park reporting units, the excess of the estimated fair value over the carrying value was 44 percent and 48 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenue, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of June 30, 2012 and December 31, 2011, Viad had gross deferred tax assets of $68.7 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment losses are not tax deductible and thus did not contribute to tax losses. As of June 30, 2012 and December 31, 2011, Viad had a valuation allowance of $394,000 and $356,000, respectively, related to certain state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.0 million as of June 30, 2012. Of this total, $14.0 million related to workers’ compensation liabilities and the remaining $7.0 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $6.0 million as of June 30, 2012, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.6 million and $3.4 million for the first six months of 2012 and 2011, respectively.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.6 million to its funded pension plans and $952,000 to its unfunded pension plans in 2012, of which the Company has contributed $683,000 and $470,000 during the first six months of 2012, respectively.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $450,000 to the plans in 2012, however, due to timing did not made any contributions during the first six months of 2012. The assumed health care cost trend rate used in measuring the December 31, 2011 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

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

Share-based compensation — The fair values of restricted stock and performance-based restricted stock awards are based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility, the expected period of time the stock option will remain outstanding, the expected dividend yield on Viad common stock and the risk-free interest rate. Changes in the assumptions could result in different estimates of the fair value of stock option grants and consequently impact Viad’s results of operations.

Impact of Recent Accounting Pronouncements:

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 19 of notes to consolidated financial statements.

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

Viad conducts its foreign operations primarily in Canada and the United Kingdom and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $35.6 million and $34.6 million as of June 30, 2012 and December 31, 2011, respectively. During the three and six months ended June 30, 2012, unrealized foreign currency translation losses of $3.4 million and gains of $1.0 million, respectively, were recorded in other comprehensive income.

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

	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)
	2012	2011
Canadian Operations:
Marketing & Events Group	$1.03	$1.05	$(20)
Travel & Recreation Group	$0.98	$1.04	$(287)
United Kingdom Operations:
Marketing & Events Group	$1.65	$1.64	$(19)

The following table summarizes the effect of foreign exchange rate variances on segment operating income from Viad’s Canadian and United Kingdom operations for the six months ended June 30:

	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)
	2012	2011
Canadian Operations:
Marketing & Events Group	$1.01	$1.06	$(85)
Travel & Recreation Group	$0.93	$1.09	$(244)
United Kingdom Operations:
Marketing & Events Group	$1.61	$1.63	$(55)

As the Canadian operations generated aggregate operating income for the second quarter of 2012, Viad’s segment operating results have been unfavorably impacted by $307,000 from the weakening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated an aggregate operating income in the second quarter of 2012, Viad’s segment operating income has been unfavorably impacted by $19,000 from the weakening of the British pound relative to the U.S. dollar. As the Canadian operations generated aggregate operating income for the first six months of 2012, Viad’s segment operating income has been unfavorably impacted by $329,000 from the strengthening of the Canadian dollar relative to the U.S. dollar compared to 2011. As the United Kingdom operations generated aggregate operating income in the first six months of 2012, Viad’s segment operating income has been unfavorably impacted by $55,000 from the strengthening of the British pound relative to the U.S. dollar compared to 2011.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of June 30, 2012, Viad did not have any variable rate debt outstanding.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2012, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk	Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the updated risk factor discussed in “Item 1A. Risk Factors” of Part II of Viad’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which could materially affect the Company’s business, financial condition and/or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is a table showing that no shares of Viad common stock were repurchased during the second quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
None	—	—	—	53,621

Total	—	—	—	53,621

(1)

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the second quarter of 2012. As of June 30, 2012, 53,621 shares remain available for repurchase under the announced authorization. The authorization of the Board of Directors does not have an expiration date.

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

VIAD CORP
(Registrant)

August 8, 2012	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Chief Accounting Officer - Controller (Chief Accounting Officer and Authorized Officer)