Form 10-Q/A
period 2012-06-30
VIAD CORP
filed 2012-08-30
CIK 884219

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Viad Corp for the quarter ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 8, 2012 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files in Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q, and the Form 10-Q has not been updated to reflect additional events occurring subsequent to the original filing date. As permitted by Rule 405(a)(2)(ii), Exhibit 101 is being furnished within 30 days of the original filing date of the Form 10-Q.

Item 6.	Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 101.INS	XBRL Instance Document**

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit No. 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document**

Exhibit No. 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

Exhibit No. 101.LAB XBRL	Taxonomy Extension Label Linkbase Document**

Exhibit No. 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document**

*	Previously filed on August 8, 2012 as an exhibit to the Form 10-Q.

**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

August 30, 2012	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Chief Accounting Officer - Controller (Chief Accounting Officer and Authorized Officer)