Form 10-Q
period 2012-09-30
VIAD CORP
filed 2012-11-08
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, there were 20,259,497 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$124,229	$100,376
Accounts receivable, net of allowance for doubtful accounts of $1,265 and $1,072, respectively	87,418	63,583
Inventories	38,089	35,825
Deferred income taxes	23,893	24,200
Other current assets	17,161	14,647

Total current assets	290,790	238,631
Property and equipment, net	197,470	173,813
Other investments and assets	29,447	31,051
Deferred income taxes	41,917	38,755
Goodwill	138,299	133,694
Other intangible assets, net	2,717	1,884

Total Assets	$700,640	$617,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,213	$51,448
Other current liabilities	115,413	97,331
Current portion of long-term debt and capital lease obligations	1,368	2,018

Total current liabilities	196,994	150,797
Long-term debt and capital lease obligations	897	1,221
Pension and postretirement benefits	34,832	35,419
Other deferred items and liabilities	46,938	44,212

Total liabilities	279,661	231,649

Commitments and contingencies (Note 16)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	593,367	599,188
Retained earnings (deficit)	10,188	(13,256)
Unearned employee benefits and other	(1,804)	(2,951)
Accumulated other comprehensive income (loss):
Unrealized gains on investments, net	288	222
Cumulative foreign currency translation adjustments	41,873	34,648
Unrecognized net actuarial loss and prior service credit, net	(13,012)	(12,977)
Common stock in treasury, at cost, 4,676,742 and 4,790,920 shares, respectively	(256,225)	(264,382)

Total Viad Corp stockholders’ equity	412,077	377,894
Noncontrolling interest	8,902	8,285

Total stockholders’ equity	420,979	386,179

Total Liabilities and Stockholders’ Equity	$700,640	$617,828

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Convention and event services	$197,221	$121,157	$583,304	$529,963
Exhibits and environments	33,083	30,540	125,985	120,807
Travel and recreation services	77,153	64,472	113,390	94,189

Total revenues	307,457	216,169	822,679	744,959

Costs and expenses:
Costs of services	238,980	180,517	653,933	595,554
Costs of products sold	34,295	30,240	118,533	116,872
Corporate activities	2,036	2,356	6,000	5,203
Interest income	(153)	(198)	(445)	(588)
Interest expense	331	373	991	1,165
Restructuring charges	608	75	3,511	1,550

Total costs and expenses	276,097	213,363	782,523	719,756

Income from continuing operations before income taxes	31,360	2,806	40,156	25,203
Income tax expense	10,304	523	13,084	9,011

Income from continuing operations	21,056	2,283	27,072	16,192
Income from discontinued operations	—	—	639	—

Net income	21,056	2,283	27,711	16,192
Net income attributable to noncontrolling interest	(1,080)	(1,038)	(618)	(675)

Net income attributable to Viad	$19,976	$1,245	$27,093	$15,517

Diluted income per common share
Income from continuing operations attributable to Viad common stockholders	$0.99	$0.06	$1.31	$0.76
Income from discontinued operations attributable to Viad common stockholders	—	—	0.03	—

Net income attributable to Viad common stockholders	$0.99	$0.06	$1.34	$0.76

Weighted-average outstanding and potentially dilutive common shares	20,017	20,033	19,993	20,089

Basic income per common share
Income from continuing operations attributable to Viad common stockholders	$0.99	$0.06	$1.31	$0.76
Income from discontinued operations attributable to Viad common stockholders	—	—	0.03	—

Net income attributable to Viad common stockholders	$0.99	$0.06	$1.34	$0.76

Weighted-average outstanding common shares	19,721	19,711	19,694	19,768

Dividends declared per common share	$0.10	$0.04	$0.18	$0.12

Amounts attributable to Viad common stockholders
Income from continuing operations	$19,976	$1,245	$26,454	$15,517
Income from discontinued operations	—	—	639	—

Net income	$19,976	$1,245	$27,093	$15,517

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$21,056	$2,283	$27,711	$16,192

Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	15	(160)	66	(99)
Unrealized foreign currency translation adjustments, net of tax	6,229	(13,072)	7,225	(7,460)
Amortization of net actuarial loss, net of tax	132	51	481	459
Amortization of prior service credit, net of tax	(172)	(197)	(516)	(592)

Total other comprehensive income (loss)	6,204	(13,378)	7,256	(7,692)

Comprehensive income (loss)	27,260	(11,095)	34,967	8,500
Comprehensive income attributable to noncontrolling interest	(1,080)	(1,038)	(618)	(675)

Comprehensive income (loss) attributable to Viad	$26,180	$(12,133)	$34,349	$7,825

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$27,711	$16,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,560	21,882
Deferred income taxes	(4,242)	548
Income from discontinued operations	(639)	—
Restructuring charges	3,511	1,550
Gains on disposition of property and other assets	(156)	(64)
Share-based compensation expense	4,524	3,284
Excess tax benefit from share-based compensation arrangements	(269)	(54)
Other non-cash items, net	3,646	3,532
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(24,342)	(16,154)
Inventories	(2,238)	(883)
Accounts payable	26,272	12,665
Restructuring liabilities	(2,761)	(3,362)
Accrued compensation	5,783	3,536
Customer deposits	(1,994)	(3,975)
Income taxes payable	8,185	2,036
Other assets and liabilities, net	2,255	(5,665)

Net cash provided by operating activities	68,806	35,068

Cash flows from investing activities:
Capital expenditures	(19,912)	(17,251)
Acquisition of businesses, net of cash acquired	(23,546)	(41,105)
Proceeds from dispositions of property and other assets	194	315
Proceeds from sale of land	1,041	—

Net cash used in investing activities	(42,223)	(58,041)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(2,308)	(6,544)
Dividends paid on common stock	(2,429)	(2,435)
Debt issuance costs	—	(1,001)
Common stock purchased for treasury	(1,038)	(5,230)
Excess tax benefit from share-based compensation arrangements	269	54
Proceeds from exercise of stock options	90	163

Net cash used in financing activities	(5,416)	(14,993)

Effect of exchange rate changes on cash and cash equivalents	2,686	(3,322)

Net change in cash and cash equivalents	23,853	(41,288)
Cash and cash equivalents, beginning of year	100,376	145,841

Cash and cash equivalents, end of period	$124,229	$104,553

Supplemental disclosure of cash flow information
Cash paid for income taxes	$7,202	$7,805

Cash paid for interest	$855	$804

Equipment acquired under capital leases	$690	$1,097

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Preparation and Principles of Consolidation

The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Brewster also operates the Banff International Hotel acquired on March 7, 2012. The Banff International Hotel is a 162-guest room hotel located in downtown Banff, Alberta, Canada. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Alaska Denali Travel operates Denali Backcountry Lodge and Denali Cabins. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins are 46 guest cabins located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(in thousands)
Restricted stock/performance-based restricted stock (“PBRS”)	$890	$794	$2,610	$2,409
Performance unit incentive plan (“PUP”)	548	86	1,220	345
Stock options	148	146	450	476
Restricted stock units/PBRS units	84	(35)	244	54

Total share-based compensation before income tax benefit	1,670	991	4,524	3,284
Income tax benefit	(571)	(358)	(1,606)	(1,163)

Total share-based compensation, net of income tax benefit	$1,099	$633	$2,918	$2,121

In addition, $253,000 and $124,000 of share-based compensation costs were included in restructuring charges during the nine months ended September 30, 2012 and 2011, respectively. Of the 2012 amount, $94,000 related to the PUP awards presented below.

Restricted Stock and PBRS. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	572,022	$20.36	416	$15.36
Granted	166,750	20.46	—	—
Vested	(197,571)	17.97	(416)	15.36
Forfeited	(4,150)	24.80	—	—

Balance at September 30, 2012	537,051	21.23	—	—

The unamortized cost of all outstanding restricted stock awards as of September 30, 2012 was $4.6 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.2 years. During the nine months ended September 30, 2012 and 2011, the Company repurchased 53,019 shares for $1.0 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on vested share-based awards. As of September 30, 2012, there were 1,056,607 total shares available for future grant.

Liability-Based Awards. The following table summarizes the liability-based award activity:

	Restricted Stock Units		PBRS Units		PUP Awards
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	38,600	$19.07	1,956	$15.36	95,500	$23.02
Granted	15,850	20.57	—	—	115,100	20.60
Vested	(13,100)	15.36	(1,956)	15.36	—	—

Balance at September 30, 2012	41,350	20.82	—	—	210,600	21.70

As of September 30, 2012 and December 31, 2011, Viad had liabilities of $427,000 and $475,000, respectively, related to restricted stock unit and PBRS unit liability awards. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and cash payouts of $35,000 and $52,000 were distributed in January 2012 and January 2011, respectively. Similarly, a portion of the 2009 restricted stock unit awards vested in February 2012 and cash payouts of $257,000 were distributed in February 2012.

As of September 30, 2012 and December 31, 2011, Viad had liabilities of $2.0 million and $714,000, respectively, related to PUP awards. There were no PUP awards which vested during the nine months ended September 30, 2012 or 2011. Furthermore, there were no cash settlements of PUP awards during the nine months ended September 30, 2012 or 2011.

Stock Options. The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at January 1, 2012	584,201	$23.32	396,688
Exercised	(4,562)	19.57
Forfeited or expired	(191,881)	26.18

Options outstanding at September 30, 2012	387,758	21.95	293,905

The total unrecognized cost related to non-vested stock option awards was $244,000 as of September 30, 2012, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately less than one year. No stock options were granted during the nine months ended September 30, 2012.

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. (“MoneyGram”) prior to the spin-off of that company in 2004. As of September 30, 2012, there were 2,367 of such options both outstanding and exercisable at an exercise price of $19.57. The weighted-average remaining contractual life of these options was less than one year. During the nine months ended September 30, 2012, 35 options were exercised by a MoneyGram participant with an exercise price of $19.57.

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

The following information represents the aggregate amounts assigned to the assets and liabilities of the acquisitions that occurred during 2011:

(in thousands)
Cash and cash equivalents	30
Other current assets	870
Property and equipment	32,905
Goodwill	7,645
Other intangible assets	1,086

Total assets acquired	42,536

Customer deposits	(821)
Other current liabilities	(198)
Other long-term liabilities	(382)

Total liabilities acquired	(1,401)

Purchase price	$41,135

The primary factor that contributed to the recognition of goodwill for the 2011 acquisitions relates to future growth opportunities. The acquired goodwill is included in the Travel & Recreation Group and is deductible for tax purposes over a period of 15 years. The transaction costs related to the acquisitions were insignificant. The results of operations of the acquisitions have been included in Viad’s consolidated financial statements from the date of acquisition.

The following table summarizes the unaudited pro forma results of operations attributable to Viad assuming that all of the acquisitions above had each been completed at the beginning of each period:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenue	$307,457	$223,494	$823,129	$756,698
Depreciation and amortization	$8,560	$7,947	$23,764	$23,178
Segment operating income	$34,182	$8,645	$50,182	$35,614
Net income attributable to Viad	$19,976	$3,192	$27,071	$17,319
Diluted net income per share	$0.99	$0.16	$1.34	$0.85
Basic net income per share	$0.99	$0.16	$1.34	$0.85

Note 4. Inventories

The components of inventories were as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$17,724	$18,297
Work in process	20,365	17,528

Inventories	$38,089	$35,825

Note 5. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Land and land interests	$26,223	$18,134
Buildings and leasehold improvements	137,495	109,077
Equipment and other	318,184	310,186

	481,902	437,397
Accumulated depreciation	(284,432)	(263,584)

Property and equipment, net	$197,470	$173,813

Depreciation expense for the three months ended September 30, 2012 and 2011 was $8.4 million and $7.4 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $23.1 million and $21.3 million, respectively.

Note 6. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Cash surrender value of life insurance	$18,152	$18,812
Workers’ compensation insurance security deposits	4,652	4,658
Other	6,643	7,581

Total other investments and assets	$29,447	$31,051

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
	(in thousands)
Balance at January 1, 2012	$62,686	$22,198	$48,810	$133,694
Business acquisition	—	—	1,890	1,890
Foreign currency translation adjustments	—	853	1,862	2,715

Balance at September 30, 2012	$62,686	$23,051	$52,562	$138,299

A summary of other intangible assets as of September 30, 2012 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,598	$(2,225)	$1,373
Other	968	(84)	884

	4,566	(2,309)	2,257
Unamortized intangible assets:
Business licenses	460	—	460

Total	$5,026	$(2,309)	$2,717

A summary of other intangible assets as of December 31, 2011 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,122	$(1,736)	$1,386
Other	68	(30)	38

	3,190	(1,766)	1,424
Unamortized intangible assets:
Business licenses	460	—	460

Total	$3,650	$(1,766)	$1,884

Intangible asset amortization expense for the three months ended September 30, 2012 and 2011 was $187,000 and $185,000, respectively, and $508,000 and $568,000 for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2012	$206
2013	$714
2014	$428
2015	$256
2016	$200
Thereafter	$453

Note 8. Accrued Liabilities and Other

Other current liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Continuing operations:
Customer deposits	$47,252	$49,182
Accrued compensation	28,704	22,587
Self-insured liability accrual	7,754	6,697
Accrued foreign income taxes	4,434	234
Accrued employee benefit costs	3,671	3,730
Accrued sales and use taxes	3,220	1,668
Accrued income taxes	3,110	—
Accrued dividends	2,049	827
Accrued restructuring	1,733	2,303
Other	12,266	8,185

	114,193	95,413

Discontinued operations:
Environmental remediation liabilities	584	755
Self-insured liability accrual	137	639
Other	499	524

	1,220	1,918

Total other current liabilities	$115,413	$97,331

Other deferred items and liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Continuing operations:
Self-insured liability accrual	$13,352	$14,403
Accrued compensation	6,668	5,538
Accrued restructuring	5,741	4,647
Foreign deferred tax liability	2,469	1,219
Other	6,458	5,900

	34,688	31,707

Discontinued operations:
Self-insured liability accrual	5,455	5,351
Environmental remediation liabilities	4,779	4,999
Accrued income taxes	1,045	1,022
Other	971	1,133

	12,250	12,505

Total other deferred items and liabilities	$46,938	$44,212

Note 9. Debt

In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of September 30, 2012, Viad’s total debt of $2.3 million consisted entirely of capital lease obligations. As of September 30, 2012, Viad had $125.5 million of capacity remaining under the Credit Facility reflecting outstanding letters of credit of $4.5 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio, minimum cash balance, dividend limits and repurchase restrictions. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2012, Viad was in compliance with all covenants.

The estimated fair value of total debt was $2.1 million and $3.0 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 10. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2012:

	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance at January 1, 2012	$377,894	$8,285	$386,179
Net income	27,093	618	27,711
Dividends on common stock	(3,649)	—	(3,649)
Common stock purchased for treasury	(1,038)	—	(1,038)
Employee benefit plans	3,370	—	3,370
Unrealized foreign currency translation adjustment	7,225	—	7,225
Unrealized gain on investments	66	—	66
Prior service credit and net actuarial loss	(35)	—	(35)
ESOP allocation adjustment	1,150	—	1,150
Other	1	(1)	—

Balance at September 30, 2012	$412,077	$8,902	$420,979

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2011:

	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance at January 1, 2011	$378,959	$7,752	$386,711
Net income	15,517	675	16,192
Dividends on common stock	(2,435)	—	(2,435)
Common stock purchased for treasury	(5,230)	—	(5,230)
Employee benefit plans	2,800	—	2,800
Unrealized foreign currency translation adjustment	(7,460)	—	(7,460)
Unrealized loss on investments	(99)	—	(99)
Prior service credit and net actuarial loss	(133)	—	(133)
ESOP allocation adjustment	920	—	920
Other	4	—	4

Balance at September 30, 2011	$382,843	$8,427	$391,270

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the nine months ended September 30, 2011, Viad repurchased 250,760 shares for $4.6 million. During the nine months ended September 30, 2012, no shares were repurchased. As of September 30, 2012, 53,621 shares remain available for repurchase under the announced authorization. Additionally, during the nine months ended September 30, 2012 and 2011, the Company repurchased 53,019 shares for $1.0 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on share-based awards.

In August 2012, Viad’s Board of Directors approved a 150 percent increase in the quarterly dividend from $0.04 per share to $0.10 per share. The dividend was paid on October 1, 2012 to stockholders of record on September 7, 2012.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at September 30, 2012 Using
Description	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
Money market funds	$30,674	$30,674	$—	$—
Other mutual funds	1,277	1,277	—	—

Total	$31,951	$31,951	$—	$—

As of September 30, 2012 and December 31, 2011, Viad had investments in money market mutual funds of $30.7 million and $20.9 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of September 30, 2012 and December 31, 2011, Viad had investments in other mutual funds of $1.3 million and $1.4 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of September 30, 2012 and December 31, 2011, there were unrealized gains on the investments of $472,000 ($288,000 after-tax) and $366,000 ($222,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$19,976	$1,245	$27,093	$15,517
Less: Allocation to non-vested shares	(532)	(34)	(735)	(412)

Net income allocated to Viad common stockholders	$19,444	$1,211	$26,358	$15,105

Denominator:
Weighted-average outstanding common shares	19,721	19,711	19,694	19,768

Net income attributable to Viad common stockholders	$0.99	$0.06	$1.34	$0.76

Diluted net income per share
Numerator:
Net income attributable to Viad	$19,976	$1,245	$27,093	$15,517

Denominator:
Weighted-average outstanding common shares	19,721	19,711	19,694	19,768
Additional dilutive shares related to share-based compensation	296	322	299	321

Weighted-average outstanding and potentially dilutive shares	20,017	20,033	19,993	20,089

Net income attributable to Viad common stockholders (1)	$0.99	$0.06	$1.34	$0.76

(1)	Diluted income per share cannot exceed basic income per share.

Options to purchase 436,000 and 313,000 shares of common stock were outstanding during the nine months ended September 30, 2012 and 2011, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 296,000 and 322,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, 299,000 and 321,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share, respectively.

Note 13. Income Taxes

The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates for the nine months ended September 30:

	2012		2011
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$14,055	35.0%	$8,821	35.0%
State income taxes, net of federal provision	622	1.5%	537	2.1%
Foreign tax rate differentials	(2,194)	(5.5%)	(1,733)	(6.9%)
U.S. tax on foreign earnings	1,681	4.3%	1,452	5.9%
Tax resolutions, net	—	0.0%	(103)	(0.4%)
Change in valuation allowance	48	0.1%	—	0.0%
Proceeds from life insurance	(373)	(0.9%)	—	0.0%
Other, net	(755)	(1.9%)	37	0.1%

Income tax expense	$13,084	32.6%	$9,011	35.8%

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. As of September 30, 2012 and December 31, 2011, Viad had gross deferred tax assets of $75.1 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment charges are not tax deductible and thus did not contribute to tax losses. As of September 30, 2012 and December 31, 2011, Viad had a valuation allowance of $404,000 and $356,000, respectively, related to certain state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2012 and December 31, 2011. In addition, as of September 30, 2012 and December 31, 2011, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $410,000 and $386,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months. As of both September 30, 2012 and December 31, 2011, liabilities associated with uncertain tax positions (including interest and penalties) of $1.0 million were classified as non-current liabilities.

Note 14. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2012	2011	2012	2011	2012	2011
	(in thousands)
Service cost	$24	$17	$31	$22	$123	$92
Interest cost	276	292	187	187	186	183
Expected return on plan assets	(84)	(140)	(15)	(35)	(157)	(164)
Amortization of prior service credit	—	—	(278)	(320)	—	—
Recognized net actuarial loss	110	1	101	80	—	—

Net periodic benefit cost (credit)	$326	$170	$26	$(66)	$152	$111

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the nine months ended September 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2012	2011	2012	2011	2012	2011
	(in thousands)
Service cost	$78	$91	$110	$96	$368	$276
Interest cost	863	892	611	651	552	551
Expected return on plan assets	(305)	(422)	(56)	(101)	(467)	(493)
Amortization of prior service credit	—	—	(835)	(958)	—	—
Recognized net actuarial loss	368	342	410	400	—	—

Net periodic benefit cost	$1,004	$903	$240	$88	$453	$334

Viad expects to contribute $2.0 million to its funded pension plans, $955,000 to its unfunded pension plans and $450,000 to its postretirement benefit plans in 2012. During the nine months ended September 30, 2012, Viad contributed $1.5 million to its funded pension plans, $703,000 to its unfunded pension plans and $233,000 to its postretirement benefit plans.

Note 15. Restructuring Charges

During the nine months ended September 30, 2012, Viad recorded aggregate restructuring charges of $3.5 million primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The amounts included in the restructuring liability as of September 30, 2012 related to future lease obligations which will be paid over the remaining lease terms, and severance and employee benefits are expected to be paid by the end of 2012. The table below represents a reconciliation of Viad’s restructuring liability by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Facilities	Total
	(in thousands)
Balance at January 1, 2012	$831	$4,819	$24	$1,276	$6,950
Restructuring charges	1,365	2,133	13	—	3,511
Cash payments, net	(1,475)	(1,096)	(37)	(153)	(2,761)
Adjustment to liability	(255)	—	—	—	(255)
Foreign currency translation adjustment	—	29	—	—	29

Balance at September 30, 2012	$466	$5,885	$—	$1,123	$7,474

Note 16. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2012, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of September 30, 2012, there was a remaining environmental remediation liability of $5.4 million related to previously sold operations of which $584,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.8 million under the caption “Other deferred items and liabilities.”

As of September 30, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2012 would be $23.0 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan's unfunded vested liabilities. As of September 30, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. Glacier Park expects to receive another one-year extension through 2013. In connection with the expiration of the contract, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest” of $25 million, which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park would also be entitled to the value of personal property located within the in-park concession business. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of Travel & Recreation Group’s full year 2011 segment operating income.

Note 17. Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges and recoveries. For the purpose of discussing segment operations, Viad refers to segment operating income as calculated by subtracting segment direct expenses from segment revenues. Overhead and shared expenses, including share-based compensation costs, are not allocated to segment operations; they are reported in the caption “Corporate activities.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenues. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$168,395	$116,826	$540,741	$498,691
International	67,780	38,516	180,217	159,443
Intersegment eliminations	(5,871)	(3,645)	(11,669)	(7,364)

	230,304	151,697	709,289	650,770
Travel & Recreation Group	77,153	64,472	113,390	94,189

	$307,457	$216,169	$822,679	$744,959

Segment operating income (loss):
Marketing & Events Group:
U.S.	$(585)	$(17,078)	$12,235	$1,061
International	3,432	(3,110)	9,637	7,325

	2,847	(20,188)	21,872	8,386
Travel & Recreation Group	31,335	25,600	28,341	24,147

	34,182	5,412	50,213	32,533
Corporate activities	(2,036)	(2,356)	(6,000)	(5,203)

	32,146	3,056	44,213	27,330
Interest income	153	198	445	588
Interest expense	(331)	(373)	(991)	(1,165)
Restructuring charges:
Marketing & Events U.S.	(392)	(75)	(2,879)	(1,550)
Marketing & Events International	(216)	—	(619)	—
Corporate	—	—	(13)	—

Income before income taxes	$31,360	$2,806	$40,156	$25,203

	September 30, 2012	December 31, 2011
	(in thousands)
Assets:
Marketing & Events U.S.	$225,127	$213,843
Marketing & Events International	108,124	96,996
Travel & Recreation Group	233,578	194,278
Corporate and other	133,811	112,711

	$700,640	$617,828

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Brewster also operates the Banff International Hotel acquired on March 7, 2012. The Banff International Hotel is a 162-guest room hotel located in downtown Banff, Alberta, Canada. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Alaska Denali Travel operates Denali Backcountry Lodge and Denali Cabins. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins are 46 guest cabins located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

The following are financial highlights of the third quarter of 2012 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $307.5 million, as compared to $216.2 million in the third quarter of 2011

•	Net income attributable to Viad of $20.0 million, as compared to $1.2 million in the third quarter of 2011

•	Diluted income per share of $0.99, as compared to $0.06 in the third quarter of 2011

•	Cash and cash equivalents totaled $124.2 million as of September 30, 2012

•	Debt was $2.3 million as of September 30, 2012

Marketing & Events U.S.

•	Revenues of $168.4 million, an increase of 44.1 percent from the third quarter of 2011

•	Segment operating loss of $585,000, as compared to a loss of $17.1 million in the third quarter of 2011

Marketing & Events International

•	Revenues of $67.8 million, an increase of 76.0 percent from the third quarter of 2011

•	Segment operating income of $3.4 million, as compared to a segment operating loss of $3.1 million in the third quarter of 2011

Travel & Recreation Group

•	Revenues of $77.2 million, an increase of 19.7 percent from the third quarter of 2011

•	Segment operating income of $31.3 million, as compared to $25.6 million in the third quarter of 2011

Non-GAAP Measure:

The following discussion includes a presentation of Adjusted EBITDA which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period-to-period comparisons. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to Adjusted EBITDA is net income attributable to Viad.

“Adjusted EBITDA” is defined by Viad as net income attributable to Viad before interest expense, income taxes, depreciation and amortization, impairment charges and recoveries, changes in accounting principles and the effects of discontinued operations. The presentation of such measures are supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment charges and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. This non-GAAP measure should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of the Company’s performance.

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income attributable to Viad	$19,976	$1,245	$27,093	$15,517
Interest expense	331	373	991	1,165
Income tax expense	10,304	523	13,084	9,011
Depreciation and amortization	8,560	7,589	23,560	21,882
Income from discontinued operations	—	—	(639)	—

Adjusted EBITDA	$39,171	$9,730	$64,089	$47,575

The increase in Adjusted EBITDA of $29.4 million for the third quarter of 2012, as compared to the third quarter of 2011, was primarily driven by higher segment operating results at the Marketing & Events Group due to increases in both non-annual show revenues and base same-show revenues. The Travel & Recreation Group also contributed to the increase in Adjusted EBITDA primarily due to an increase in hospitality and attractions revenues. The increase in Adjusted EBITDA of $16.5 million for the first nine months of 2012, as compared to the first nine months of 2011 was primarily driven by higher segment operating results at each of Viad’s reporting segments, partially offset by higher restructuring charges in 2012. See “Results of Operations” below for a discussion of fluctuations

Results of Operations:

Comparison of Third Quarter of 2012 to the Third Quarter of 2011

Revenues for the third quarter of 2012 increased 42.2 percent to $307.5 million, as compared to $216.2 million in the third quarter of 2011. Viad’s income before income taxes was $31.4 million for the third quarter of 2012, as compared to $2.8 million in the third quarter of 2011. These increases were primarily due to positive show rotation revenues and strong throughput at Viad’s Marketing & Events Group, as well as expanded revenues at the Company’s Travel & Recreation Group.

Net income attributable to Viad for the third quarter of 2012 was $20.0 million, or $0.99 per diluted share, as compared to $1.2 million, or $0.06 per diluted share, in the third quarter of 2011.

During the third quarter of 2012, foreign exchange rate variances had an unfavorable impact of $2.5 million on revenues and $382,000 on segment operating results, as compared to the third quarter of 2011. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the third quarter:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2012	2011	(thousands)	2012	2011	(thousands)
Marketing & Events Group:
Canada	$1.00	$1.00	$(103)	$1.00	$1.09	$105
United Kingdom	$1.58	$1.60	$(964)	$1.59	$1.71	$(12)
Germany	$1.26	$1.41	$(525)	$1.27	$1.57	$(24)
Travel & Recreation Group:
Canada	$1.00	$1.02	$(918)	$1.00	$1.03	$(451)

Accordingly, Viad’s third quarter results were impacted by the strengthening of the U.S. dollar relative to the Canadian dollar, British pound and Euro. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $168.4 million for the third quarter of 2012, up 44.1 percent, as compared to $116.8 million in the third quarter of 2011. The increase was primarily due to positive show rotation revenues of approximately $56 million and base same-show revenue increases of 7.3 percent. Management defines base same-show revenues as revenues from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 29 percent of 2012 third quarter Marketing & Events U.S. revenues. Segment operating loss was $585,000 in the third quarter of 2012, as compared to a loss of $17.1 million in the third quarter of 2011. The improved operating results were primarily due to an increase in revenues with a continued focus on margin improvements, as well as ongoing efforts to drive operating efficiencies and control discretionary expenses.

The Company is continuing to execute against a number of margin improvement initiatives designed to more effectively manage labor costs across the Marketing & Events Group and to reduce the physical footprint and the overhead associated with the U.S. warehousing operation. As it relates to labor costs, the focus is on driving productivity gains through rigorous and strategic pre-show planning on the highest opportunity events. The benefits of such measures are shown by a 100 basis point improvement in the variable labor-to-revenue ratio on a U.S. base same-show basis. The Company is also working to develop new tools to support and systematize show site labor planning, measurement and benchmarking. On the facility side, approximately 400,000 square feet of warehouse space has been eliminated during 2012, reducing the total U.S. warehouse footprint to approximately 2.4 million square feet as of September 30, 2012. Due to the cost saving efforts, the Company has recognized a U.S. facility cost savings improvement of approximately $410,000 for the third quarter of 2012, as compared to the third quarter of 2011.

Revenues for the Marketing & Events International segment were $67.8 million for the third quarter of 2012, up 76.0 percent, as compared to $38.5 million in the third quarter of 2011. Segment operating income was $3.4 million in the third quarter of 2012, as compared to a segment operating loss of $3.1 million in the third quarter of 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues by $1.6 million and increased segment operating income by $69,000, as compared to the third quarter of 2011. The favorable impact on segment operating income was the result of a relatively stronger U.S. dollar during months in which the foreign operations generated operating losses. Excluding exchange rate variances, 2012 third quarter revenues increased by $30.9 million, or 80.1 percent, and segment operating income increased by $6.5 million, as compared to 2011. These increases were primarily driven by services provided for the 2012 London Summer Olympic and Paralympic Games, as well as positive show rotation revenues of approximately $11 million.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the third quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the second quarter of 2010, and have increased in each of the following nine quarters.

For the 2012 full year, management expects U.S. base same-show revenues to increase at a mid-single digit rate and show rotation revenues are expected to have a positive impact on full year revenues of approximately $16 million. Additionally, management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on the Marketing & Events Group’s 2012 full year revenues and segment operating income of approximately $4.6 million and $150,000, respectively. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

The Marketing & Events Group is subject to multiple collective-bargaining agreements that affect labor costs, approximately one-third of which expire each year. Although labor relations between the Company and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues for the Travel & Recreation Group were $77.2 million for the third quarter of 2012, up 19.7 percent, as compared to third quarter 2011 revenues of $64.5 million. Segment operating income was $31.3 million in the third quarter of 2012, as compared to $25.6 million in the third quarter of 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues of $918,000 and segment operating income of $451,000, as compared to the third quarter of 2011. Excluding exchange rate variances, 2012 third quarter revenues increased by $13.6 million, or 21.1 percent, and segment operating income increased by $6.2 million. In addition to increased revenues, as discussed below, operating results also reflect higher selling, general and administrative expenses, including costs related to additional resources to support the Company’s growth strategy of “Refresh-Build-Buy.”

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators, for the third quarter:

	Three months ended September 30,
	2012	2011	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$36,943	$27,871	$9,072	32.5%
Attractions	23,688	21,496	2,192	10.2%
Package tours	10,692	10,329	363	3.5%
Transportation	7,162	6,060	1,102	18.2%
Intra-segment eliminations & other	(1,332)	(1,284)	(48)	-3.7%

Total	$77,153	$64,472	$12,681	19.7%

Key Performance Indicators:
Room nights available (Hospitality) [1]	123,203	92,852	30,351	32.7%
RevPAR (Hospitality) [2]	$160	$155	$5	3.2%
Passengers (Attractions)	591,895	546,002	45,893	8.4%
Revenue per passenger (Attractions) [3]	$44	$42	$2	4.8%

[1]	Excludes rooms closed for renovation at Many Glacier Hotel during 2011.
[2]

Calculated as revenues from room sales divided by the number of room nights available during the period. Amounts shown represent simple average of RevPAR for all Travel & Recreation Group hospitality properties.

[3]

Calculated as total attractions revenues divided by the number of passengers during the period. Amounts shown represent simple average of revenue per passenger at all Travel & Recreation Group attractions.

Revenue growth from hospitality properties benefitted from the initial peak season contributions from the recently acquired Alaska Denali Travel business (acquired on September 16, 2011) and the Banff International Hotel (acquired on March 7, 2012), with approximately $4.9 million of incremental revenues. St. Mary Lodge & Resort and Grouse Mountain Lodge, both in their second year as part of the Travel & Recreation Group and renovated as part of the Company’s Refresh-Build-Buy strategy, also increased revenue over the 2011 period. Additionally, rooms that were under renovation at the Many Glacier Hotel in 2011 provided a full revenue contribution in the third quarter of 2012.

Revenues for the quarter were also favorably impacted by increased passenger volumes at the Travel & Recreation Group’s attractions. As compared to the third quarter of 2011, passenger volumes increased by 8.4 percent.

During 2011, approximately 70 percent of revenues and 86 percent of segment operating income generated in the Travel & Recreation Group were derived through its Canadian operations. These operations are largely affected by foreign customer visitation and, accordingly, increases in the value of the Canadian dollar as compared to other currencies could adversely affect customer volumes, revenues and segment operating income for the Travel & Recreation Group. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.

Management anticipates that foreign currency exchange rate variances versus 2011 will have an unfavorable impact on Travel & Recreation Group 2012 full year revenues and segment operating income of approximately $1.9 million and $750,000, respectively. Management also anticipates the four acquisitions completed by Viad since the beginning of 2011 will generate approximately $23 million in revenues in 2012 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher-returns, management expects to grow this revenue base at a high single-digit compound annual growth rate from 2012 to 2015, with expanding Adjusted EBITDA margins over that time period.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for seven one-year periods and now expires on December 31, 2012. The Park Service, in its sole discretion, may continue extending Glacier Park’s concession contract in one-year increments beyond 2012. Glacier Park expects to receive another one-year extension through 2013. In connection with the expiration of the contract, Glacier Park will have the opportunity to bid on a new concession contract. If Glacier Park does secure a new contract, possible terms would be for 10, 15 or 20 years. Glacier Park generated approximately 45 percent of its 2011 revenue through its concession contract for services provided within Glacier National Park. If a new concessionaire is selected by the Park Service, Glacier Park’s remaining business would consist of its operations at Waterton Lakes National Park, Alberta, Canada; East Glacier, Montana; Whitefish, Montana and St. Mary, Montana. In such a circumstance, Glacier Park would be entitled to an amount equal to its “possessory interest” of $25 million, which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. Glacier Park would also be entitled to the value of personal property located within the in-park concession business. Glacier Park owns Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana and St. Mary Lodge & Resort in St. Mary, Montana. Glacier Park also owns the Prince of Wales Hotel in Waterton Lakes National Park, which is operated under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 19 percent of Travel & Recreation Group’s full year 2011 segment operating income.

Income Taxes. The effective tax rate in the third quarter of 2012 was 32.9 percent, as compared to 18.6 percent in the comparable period in 2011. The relatively low effective rate in 2011, as compared to the statutory rates, was primarily due to the favorable resolution of tax matters and the realization of certain foreign tax credits.

Comparison of First Nine Months of 2012 to the First Nine Months of 2011

Revenues for the first nine months of 2012 increased 10.4 percent to $822.7 million from $745.0 million during the first nine months of 2011. Viad’s income before income taxes was $40.2 million, as compared to $25.2 million in 2011. These increases were primarily due to increased revenues from the Marketing & Events Group resulting from positive show rotation revenues of $11 million, U.S. base same-show revenue increases and increased hospitality and attractions revenues in the Travel & Recreation Group. Restructuring charges in the first nine months of 2012 were $3.5 million, as compared to $1.6 million in the first nine months of 2011, both primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Net income attributable to Viad for the first nine months of 2012 was $27.1 million, or $1.34 per diluted share, as compared to $15.5 million, or $0.76 per diluted share, during the first nine months of 2011. These results include income from discontinued operations of $639,000, or $0.03 per diluted share, in 2012 related to the sale of land associated with previously sold operations.

During the first nine months of 2012, foreign exchange rate variances had an unfavorable impact on revenues and segment operating income of $7.5 million and $843,000, respectively, as compared to the first nine months of 2011. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first nine months of the year:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2012	2011	(thousands)	2012	2011	(thousands)
Marketing & Events Group:
Canada	$1.00	$1.03	$(1,245)	$1.00	$1.02	$10
United Kingdom	$1.59	$1.62	$(2,534)	$1.60	$1.61	$(67)
Germany	$1.29	$1.42	$(1,495)	$1.28	$1.42	$(91)

Travel & Recreation Group:
Canada	$1.00	$1.03	$(2,191)	$1.00	$1.03	$(695)

Accordingly, Viad’s nine-month results were impacted by the strengthening of the U.S. dollar relative to the Canadian dollar, the British pound and the Euro. Future changes in the exchange rates may adversely impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $540.7 million for the first nine months of 2012, an increase of 8.4 percent from $498.7 million in 2011. Segment operating income was $12.2 million in the first nine months of 2012, as compared to $1.1 million in 2011. These increases were primarily due to positive show rotation revenues of approximately $16 million, in addition to U.S. base same-show revenue increases of 8.1 percent. Base same-shows represented approximately 43 percent of revenues for the first nine months of 2012 for the Marketing & Events U.S. segment.

The Company is continuing to execute against a number of margin improvement initiatives designed to more effectively manage labor costs across the Marketing & Events Group and to reduce the physical footprint and the overhead associated with the U.S. warehousing operation. As it relates to labor costs, the focus is on driving productivity gains through rigorous and strategic pre-show planning on the highest opportunity events. The benefits of such measures are shown by a 60 basis point improvement in the variable labor-to-revenue ratio on a U.S. base same-show basis. Due to cost saving efforts relating to facility efficiencies, the Company has recognized a U.S. facility cost savings improvement of approximately $1.4 million for the first nine months of 2012, as compared to the first nine months of 2011. Marketing & Events U.S. facility costs for the full year of 2012 are anticipated to be approximately $1.5 million lower, as compared to 2011.

Revenues for the Marketing & Events International segment were $180.2 million for the first nine months of 2012, up 13.0 percent from $159.4 million in 2011. Segment operating income was $9.6 million in the first nine months of 2012, as compared to $7.3 million in 2011. As discussed above, results in this segment were impacted by exchange rates during the first nine months of 2012 resulting in decreases of $5.3 million and $148,000 in revenues and segment operating income, respectively, as compared to 2011. Excluding exchange rate variances, revenues for the first nine months of 2012 increased by $26.0 million, or 16.3 percent, and segment operating income increased by $2.5 million, as compared to 2011. These increases were primarily due to services provided for the 2012 London Summer Olympics and Paralympic Games, as well as increased demand and new show wins, partially offset by negative show rotation revenues of $5 million.

Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $113.4 million for the first nine months of 2012, an increase of 20.4 percent, as compared to 2011 revenues of $94.2 million. Segment operating income was $28.3 million, as compared to $24.1 million in 2011. As discussed above, results in this segment were impacted by exchange rate variances during the first nine months of 2012 resulting in decreases of $2.2 million and $695,000 in revenues and segment operating income, respectively, as compared to 2011. Excluding exchange rate variances, revenues for the first nine months of 2012 increased by $21.4 million, or 22.7 percent, and segment operating income increased by $4.9 million. In addition to increased revenues, as discussed below, operating results also reflect higher selling, general and administrative expenses, including increased performance-based incentives, as well as costs related to additional resources to support the Company’s growth strategy of Refresh-Build-Buy.

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators, for the first nine months of the year:

	Nine months ended September 30,
	2012	2011	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$48,800	$35,702	$13,098	36.7%
Attractions	34,843	31,352	3,491	11.1%
Package tours	17,495	16,458	1,037	6.3%
Transportation	14,464	12,973	1,491	11.5%
Intra-segment eliminations & other	(2,212)	(2,296)	84	3.7%

Total	$113,390	$94,189	$19,201	20.4%

Key Performance Indicators:
Room nights available (Hospitality) [1]	221,478	163,102	58,376	35.8%
RevPAR (Hospitality) [2]	$138	$133	$5	3.8%
Passengers (Attractions)	877,161	796,032	81,129	10.2%
Revenue per passenger (Attractions) [3]	$43	$42	$1	2.4%

[1]	Excludes rooms closed for renovation at Many Glacier Hotel during 2011.
[2]

Calculated as revenues from room sales divided by the number of room nights available during the period. Amounts shown represent simple average of RevPAR for all Travel & Recreation Group hospitality properties.

[3]

Calculated as total attractions revenues divided by the number of passengers during the period. Amounts shown represent simple average of revenue per passenger at all Travel & Recreation Group attractions.

The revenue growth reflects higher revenues from our hospitality properties, which benefitted from the initial peak season contributions from the recently acquired Alaska Denali Travel and the Banff International Hotel. St. Mary Lodge & Resort and Grouse Mountain Lodge, both in their second year as part of the Travel & Recreation Group, contributed to the increase in revenues. Additionally, rooms that were under renovation at the Many Glacier Hotel in 2011 provided a full revenue contribution in the first nine months of 2012.

Revenues were also favorably impacted by increased passenger volumes at Travel & Recreation Group’s attractions. As compared to the first nine months of 2011, passenger volumes increased by 10.2 percent.

Corporate Activities. Corporate activities totaled $6.0 million in the first nine months of 2012, as compared to $5.2 million in the 2011 period. The increase was primarily due to costs related to the amendment and restatement of the Company’s shareholder rights plan and higher legal costs related to employee benefits associated with previously divested operations.

Restructuring Charges. Viad recorded restructuring charges of $3.5 million in the first nine months of 2012, as compared to $1.6 million in the 2011 period. The charges primarily related to reorganization activities within the Marketing & Events Group, comprised of facility consolidations as well as the elimination of certain positions.

Income Taxes. The effective tax rate in the first nine months of 2012 was 32.6 percent, as compared to 35.8 percent in the comparable period in 2011. The relatively lower rate during the first nine months of 2012 was primarily due to earnings taxed at lower rates in foreign jurisdictions.

Liquidity and Capital Resources:

Cash and cash equivalents were $124.2 million as of September 30, 2012, as compared to $100.4 million as of December 31, 2011, with the increase primarily due to an increase in cash flow from operations, partially offset by the acquisition of the Banff International Hotel and capital expenditures. During the first nine months of 2012, the Company generated net cash flows from operating activities of $68.8 million primarily driven by operating results and changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of September 30, 2012, the Company had $58.8 million of its cash and cash equivalents held outside of the United States. Of the total amount, $51.0 million was held in Canada, $4.2 million in the United Kingdom, $2.4 million in Germany and $1.2 million in the United Arab Emirates. There were certain historical earnings related to the Company’s Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of September 30, 2012 that would result assuming all Canadian cash balances were repatriated to the United States would be approximately $720,000.

Cash Flows

A summary of cash flow information is provided below:

	Nine months ended September 30,
	2012	2011
	(in thousands)
Cash and cash equivalents, beginning of year	$100,376	$145,841
Net cash provided by operating activities	68,806	35,068
Net cash used in investing activities	(42,223)	(58,041)
Net cash used in financing activities	(5,416)	(14,993)
Effect of exchange rate changes on cash and cash equivalents	2,686	(3,322)

Cash and cash equivalents, end of period	$124,229	$104,553

Operating Activities

Cash flows from operations for the first nine months of 2012 totaled $68.8 million, as compared to $35.1 million for the first nine months of 2011, with the increase due primarily to higher net income and changes in working capital.

Investing Activities

Cash used in investing activities for the first nine months of 2012 totaled $42.2 million, as compared to $58.0 million for the first nine months of 2011. This decrease was primarily due to less cash used for acquisitions during the first nine months of 2012.

On March 7, 2012, Viad completed the acquisition of the Banff International Hotel and related assets for $23.6 million in cash. On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. On June 29, 2011, Viad completed the acquisition of St. Mary Lodge & Resort for $15.3 million in cash. On September 16, 2011, Viad completed the acquisition of Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. Capital expenditures for the first nine months of 2012 totaled $19.9 million and primarily related to leasehold improvements and the purchase of rental inventory at the Marketing & Events U.S. segment as well as building and other improvements at the Travel & Recreation Group. For the first nine months of 2011, capital expenditures totaled $17.3 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment. In 2012, management anticipates spending an estimated $12 million on the development of the Glacier Discovery Walk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada. Viad has incurred $7.6 million in capital expenditures relating to Glacier Discovery Walk as of September 30, 2012.

Financing Activities

Cash used in financing activities for the first nine months of 2012 totaled $5.4 million, as compared to $15.0 million for the first nine months of 2011. This decrease was primarily due to lower debt repayments, debt issuance costs and common stock repurchases.

Viad’s total debt as of September 30, 2012 was $2.3 million, as compared to $3.2 million as of December 31, 2011. The debt-to-capital ratio was 0.005 to 1 as of September 30, 2012, as compared to 0.008 to 1 as of December 31, 2011. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

In May 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million. As of September 30, 2012, Viad had $125.5 million of capacity remaining under the Credit Facility reflecting issued letters of credit of $4.5 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

Viad’s financial covenants include a fixed-charge coverage ratio of not less than 2.25 to 1 (2.50 to 1 after the fiscal quarter ended September 30, 2012) and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of September 30, 2012, the fixed-charge coverage and leverage ratios were 4.01 to 1 and 0.21 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year and also allow the Company to purchase up to $10 million in any calendar year of the Company’s common stock. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2012, Viad was in compliance with all covenants.

As of September 30, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2012 would be $23.0 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the first nine months of 2012. During the first nine months of 2011, Viad repurchased 250,760 shares for $4.6 million. As of September 30, 2012, 53,621 shares remain available for repurchase under the announced authorization. Additionally, during the first nine months of 2012 and 2011, the Company repurchased 53,019 shares for $1.0 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on share-based awards.

In August 2012, Viad’s Board of Directors approved a 150 percent increase in the quarterly dividend from $0.04 per share to $0.10 per share. The dividend was paid on October 1, 2012 to stockholders of record on September 7, 2012. Viad has accrued dividends of $2.0 million as of September 30, 2012. During the first nine months of 2012, the Company paid dividends on common stock of $2.4 million.

Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2012 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of September 30, 2012, there was a remaining environmental remediation liability of $5.4 million related to previously sold operations of which $584,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.8 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

As of September 30, 2012, Viad had total goodwill of $138.3 million consisting of $85.7 million related to the Marketing & Events Group and $52.6 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million relates to the Marketing & Events U.S. segment and $23.0 million relates to the Marketing & Events International segment. For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested at the component level within the segment’s geographical operations. As of September 30, 2012, the amount of goodwill assigned to the reporting units in the United Kingdom and Canada was $13.8 million and $9.2 million, respectively. Also, as of September 30, 2012, the Brewster, Glacier Park and Alaska Denali Travel operating segments (within the Travel & Recreation Group) had goodwill of $44.9 million, $4.5 million and $3.2 million, respectively. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of September 30, 2012, Viad had aggregate goodwill of $138.3 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in the fourth quarter of 2011, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test were 89 percent, 43 percent and 30 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom and Canada, respectively. For the Brewster and Glacier Park reporting units, the excess of the estimated fair value over the carrying value was 44 percent and 48 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges. Furthermore, management continues to monitor the market capitalization of the Company as ongoing declines in market capitalization could be indicative of possible goodwill impairment.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of September 30, 2012 and December 31, 2011, Viad had gross deferred tax assets of $75.1 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history and projected taxable income, taxpaying history and future reversals of deferred tax liabilities. Furthermore, Viad also considered the fact that goodwill impairment charges are not tax deductible and thus did not contribute to tax losses. As of September 30, 2012 and December 31, 2011, Viad had a valuation allowance of $404,000 and $356,000, respectively, related to certain state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities related to Viad’s continuing operations was $21.1 million as of September 30, 2012. Of this total, $13.6 million related to workers’ compensation liabilities and the remaining $7.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $5.6 million as of September 30, 2012, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $3.8 million and $6.0 million for the first nine months of 2012 and 2011, respectively.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $2.0 million to its funded pension plans and $955,000 to its unfunded pension plans in 2012, of which the Company has contributed $1.5 million and $703,000 during the first nine months of 2012, respectively.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $450,000 to the plans in 2012, of which the Company has contributed $233,000 during the first nine months of 2012. The assumed health care cost trend rate used in measuring the December 31, 2011 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

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

Forward-Looking Statements:

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2011 Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $41.9 million and $34.6 million as of September 30, 2012 and December 31, 2011, respectively. During the three and nine months ended September 30, 2012, unrealized foreign currency translation gains of $6.2 million and $7.2 million, respectively, were recorded in other comprehensive income.

In addition, for purposes of consolidation, the revenues, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period-to-period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results. As noted above, Viad conducts its foreign operations primarily in Canada, United Kingdom, Germany and to a lesser extent in certain other countries.

The following table summarizes the effect of foreign exchange rate variances on segment operating results for the third quarter:

	Weighted-Average Exchange Rates		Effect of Rate Variance
	2012	2011	(thousands)
Canadian Operations:
Marketing & Events Group	$1.00	$1.09	$105
Travel & Recreation Group	$1.00	$1.03	$(451)

United Kingdom Operations:
Marketing & Events Group	$1.59	$1.71	$(12)

German Operations:
Marketing & Events Group	$1.27	$1.57	$(24)

The following table summarizes the effect of foreign exchange rate variances on segment operating income for the first nine months of the year:

	Weighted-Average Exchange Rates		Effect of Rate Variance
	2012	2011	(thousands)
Canadian Operations:
Marketing & Events Group	$1.00	$1.02	$10
Travel & Recreation Group	$1.00	$1.03	$(695)

United Kingdom Operations:
Marketing & Events Group	$1.60	$1.61	$(67)

German Operations:
Marketing & Events Group	$1.28	$1.42	$(91)

As the Canadian, United Kingdom and German operations generated aggregate operating income for the third quarter of 2012, Viad’s segment operating income has been unfavorably impacted by $346,000, $12,000 and $24,000, respectively, from the weakening of the noted local currencies relative to the U.S. dollar, as compared to 2011. As the Canadian, United Kingdom and German operations generated aggregate operating income for the first nine months of 2012, Viad’s segment operating income has been unfavorably impacted by $685,000, $67,000 and $91,000, respectively, from the weakening of the noted local currencies relative to the U.S. dollar, as compared to 2011.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2012, Viad did not have any variable rate debt outstanding.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2012, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2012 by Viad from employees and former employees surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of share-based awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value ) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2012	2,125	17.35	—	53,621

Total	2,125	17.35	—	53,621

(1)

Viad has announced its intent to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased during the third quarter of 2012. The authorization of the Board of Directors does not have an expiration date.

Item 6.	Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 101.INS	XBRL Instance Document **

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document **

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIAD CORP
(Registrant)

November 8, 2012	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Chief Accounting Officer - Controller
(Chief Accounting Officer
and Authorized Officer)