Form 10-K
period 2012-12-31
VIAD CORP
filed 2013-03-11
CIK 884219

As filed with the Securities and Exchange Commission on March 11, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $391 million.

Registrant had 20,249,721 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2013.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 21, 2013 is incorporated by reference into Part III of this Annual Report.

PART I

Item 1. Business.

Viad Corp (together with its subsidiaries, “Viad” or the “Company”) derives its revenue from experiential services provided primarily within the exhibition and events industry and the travel and recreation industry. Viad occupies leading positions as a value-added service provider in many of the markets in which it competes. Viad serves clients predominantly in North America, the United Kingdom, Germany and the United Arab Emirates.

Viad operates two business groups:

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

Travel & Recreation Group. The Travel & Recreation Group generates its revenue from tourism products and experiential services, including world-class attractions, hotel and concession operations, transportation services and package tour operations in and around Western Canada, Glacier National Park in Montana, Denali National Park and Preserve in Alaska and Waterton Lakes National Park in Alberta, Canada.

Viad’s two business groups are supported by a centralized Corporate Services Group, which provides functional support in the areas of human resources, legal, finance and accounting, internal auditing, information technology, insurance, corporate development, real estate and tax.

Reportable Segments

Within the two business groups, Viad’s organizational structure, operational decision-making authority, allocation of resources and internal reporting are aligned into the following reportable business segments:

•	Marketing & Events U.S. segment;

•	Marketing & Events International segment; and

•	Travel & Recreation Group segment.

No reportable segment has a client comprising more than 5.2 percent of that segment’s revenue, and no client comprises more than 3.1 percent of Viad’s revenue. Viad’s reportable business segments are described below.

Marketing & Events U.S. Segment

The Marketing & Events U.S. segment (the “U.S. segment”) is comprised of the domestic operations of Global Experience Specialists, Inc. and affiliates (“GES”). During 2012, the U.S. segment provided services to over 1,300 exhibitions and events and more than 167,000 exhibitors. The U.S. segment has full-service operations in every major exhibition market in the United States, including: Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York and Los Angeles, California. In each of these locations, the U.S. segment is a leading service provider, servicing some of the most visible and influential events in its industry.

This segment generates revenue from the following services:

Show Organizer Services. Under agreements with show organizers, the U.S. segment serves as the official services contractor of an exhibition, which is also referred to as a “trade show,” “convention” or “show.” As the official services contractor, the U.S. segment provides the following services to the show organizer: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; show traffic analysis; carpeting and flooring; signage; decorating products and accessories; custom graphics; overhead rigging; booth rigging; cleaning and temporary electrical, lighting and plumbing.

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

Discretionary Services Provided to Exhibitors. In addition to the exclusive services offered to exhibitors, the U.S. segment competes with other service providers to sell non-exclusive services to exhibitors, including: custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications and customer relationship management; multimedia services; event surveys; return on investment analysis; attendee and exhibit booth traffic analysis; staff training; online management tools; logistics and freight-forwarding; storage and refurbishment of exhibits; booth furnishings, carpeting and signage; in-house installation and dismantling and various other show services. The U.S. segment aims to provide these services, combined with complete event program management and planning, to corporate brand marketers across all exhibitions and events in which they participate. The U.S. segment competes with other service providers to offer these discretionary services to exhibitors, regardless of whether or not the U.S. segment is the official services contractor of the exhibition.

Other Marketing Services. The U.S. segment also provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including movie studios, leading consumer brand marketers, shopping malls and museums. In addition, the U.S. segment offers retail clients complete turnkey services, including design, engineering, graphic production, fabrication, warehousing, shipping and on-site installation of retail merchandising units, kiosks and holiday environments. The U.S. segment also provides construction and installation services for permanent installations, including museum exhibits, corporate lobbies, visitor centers, showrooms and retail interiors.

Competition. The U.S. segment generally competes in the exhibition and events industry on the basis of discernible differences, value, quality, price, convenience and service. Viad believes the primary competitor in the domestic official services contractor market is The Freeman Companies (a private company); however, the U.S. segment encounters substantial competition from a large number of providers. No competitor has significant market share in the other categories of offerings of the U.S. segment. Most of the competitors are privately held companies which provide limited public information concerning their operations.

Marketing & Events International Segment

The Marketing & Events International segment (the “International segment”) includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East and Asia). The International segment offers services that are similar to those provided by the U.S. segment. These services are delivered by Viad’s wholly-owned subsidiaries including: GES Exposition Services (Canada) Limited, Melville Exhibition and Event Services Limited and affiliates (collectively, “Melville GES”), SDD Exhibitions Limited and GES GmbH & Co. KG.

During 2012, the International segment provided services to over 660 exhibitions and events and more than 42,000 exhibitors. The International segment has full-service operations in many of the most active and popular exhibition and event destinations, including, 10 Canadian cities, six United Kingdom cities, one German city, two cities in the United Arab Emirates and one city in the Netherlands. In each of these locations, the International segment is a leading service provider, servicing some of the most visible and influential events in its industry.

Competition. The International segment generally competes on the basis of discernible differences, value, quality, price, convenience and service. The International segment is the largest exhibitions competitor in the countries in which it competes. The International segment encounters competition from a large number of providers of similar services. Most of the competitors are privately held companies which provide limited public information concerning their operations.

Travel & Recreation Group Segment

Travel and recreation services are provided by Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster and Alaska Denali Travel are wholly-owned subsidiaries of Viad and Glacier Park is an 80 percent owned subsidiary of Viad.

Brewster

Brewster is a major tourism service operator in Western Canada, delivering tourism products that include world-class hospitality services, attractions, inbound package tour operations and corporate and event management and transportation services.

Hospitality. Brewster operates three hotels in Alberta: the Mount Royal Hotel and the Banff International Hotel, both of which are located in the heart of Banff National Park in downtown Banff, Alberta, Canada, and the Glacier View Inn, which is located on the Columbia Icefield between Lake Louise and Jasper. The Banff International Hotel, which was acquired on March 7, 2012, is a 162-guest room hotel located close to shopping, dining and Canadian Rockies activities. The hotels cater principally to leisure travelers.

Attractions. Brewster’s attractions include the Banff Gondola, tours of the Athabasca Glacier on the Columbia Icefield and the Banff Lake Cruise operations. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. Tours of the Athabasca Glacier on the Columbia Icefield provide customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle. Icefield customers ride in an “Ice Explorer,” a unique vehicle specially designed for glacier travel. Brewster also offers boat tours, small boat rentals and charter fishing on Lake Minnewanka, which is situated outside of the town of Banff in the heart of the Canadian Rockies. In July 2012, Viad began construction of the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada. Viad anticipates that the Glacier Skywalk will open at the beginning of the 2014 operating season.

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

Transportation Operations. Brewster’s transportation operations include charter motorcoach services, sightseeing, scheduled services and airport shuttle service. Brewster operates a modern fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia. In addition, Brewster provides seasonal half- and full-day sightseeing tours from Calgary, Banff, Lake Louise and Jasper, Canada.

Brewster draws its customers from major markets including Canada, the United States, the United Kingdom, Australia/New Zealand and Asia. Brewster markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies and retail travel agencies/organizations.

Brewster generated 73 percent of the Travel & Recreation Group’s 2012 segment operating income.

Glacier Park

Glacier Park is an independent hotel operator and concessionaire of Waterton-Glacier International Peace Park, which encompasses Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is the largest concessionaire in Glacier National Park which is among the most visited National Parks in the United States. Glacier Park provides lodging accommodations, food and beverage services, retail operations, transportation services and tours throughout Glacier and Waterton Lakes National Parks.

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

Individual travelers account for over 80 percent of Glacier Park’s customers, and the balance of its customers are tour groups. Demographically, Glacier Park draws over 90 percent of its customers from the United States, with approximately 60 percent of the U.S. customers coming from the Northwest and Midwest regions.

Historic Lodges and Hotel Accommodations. Glacier Park operates five lodges, three 1960s-era motor inns and one full-season resort hotel, with accommodation offerings varying from hikers’ cabins to hotel suites. In January 2011, Glacier Park acquired Grouse Mountain Lodge in Whitefish, Montana, which is near Glacier National Park. In June 2011, Glacier Park acquired St. Mary Lodge & Resort, a 115-room hotel in St. Mary, Montana, which is located outside the east entrance to Glacier National Park.

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

Concession Business. Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005 has been extended for eight one-year periods and now expires on December 31, 2013. Glacier Park generated approximately 49 percent of its 2012 revenues through its concession contract for services provided within Glacier National Park.

On December 14, 2012, the Park Service issued a prospectus soliciting proposals from prospective bidders, including Glacier Park, for the award of a 16-year concession contract beginning on January 1, 2014. Glacier Park is currently preparing its bid for the contract, which is due on or before April 16, 2013. Although Viad believes that Glacier Park is well-positioned to win the new contract, if the Park Service selects a new concessionaire, Glacier Park would be entitled to $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract, plus an estimated $5 million for the personal property Glacier Park uses at the facilities covered by the concession contract.

If a new concessionaire is selected by the Park Service, Glacier Park would continue to generate revenue from the four properties it owns outside of Glacier National Park: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge & Resort in St. Mary, Montana and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, which Glacier Park owns and operates under a 42-year ground lease with the Canadian government running through January 31, 2052. As shown by the charts below, these four properties contain approximately one-half of the rooms that Glacier Park operates:

Number of Rooms
Owned Properties:
Glacier Park Lodge	161
Grouse Mountain Lodge	143
St. Mary Lodge & Resort	115
Prince of Wales Hotel	86

Total	505

Concession Contract Properties:
Many Glacier Hotel	214
Lake McDonald Lodge	100
Swift Current Motor Inn	88
Rising Sun Motor Inn	72
Village Inn Motel	36

Total	510

Glacier Park generated 24 percent of the Travel & Recreation Group’s 2012 segment operating income.

Alaska Denali Travel

In September 2011, Alaska Denali Travel acquired Denali Backcountry Lodge, with 42 guest rooms on six acres inside Denali National Park and Preserve, and Denali Cabins, with 46 guest cabins on six acres near the entrance to Denali National Park and Preserve. The lodge operates day trips to its day trip lodge accessed by the scenic park road, a package tours sales and marketing program and daily motorcoach service between Anchorage and Denali National Park and Preserve. Alaska Denali Travel’s operations leverage Viad’s full-service hospitality operational expertise and expand Viad’s national park footprint into Alaska. Full-service operations of Alaska Denali Travel began in 2012 and its operating season runs from May until the end of September.

Competition. The Travel & Recreation Group generally competes on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package tour business, hotel and restaurant business and charter service business.

Recent Business Developments

Over the past several years, Viad has made acquisitions and strategic investments to grow its business. On March 7, 2012, the Travel & Recreation Group acquired the Banff International Hotel, located in Banff National Park in downtown Banff, Alberta, Canada, for $23.6 million in cash. The acquisition of the Banff International Hotel is the most recent acquisition by the Travel & Recreation Group, which also purchased two properties near Glacier National Park (the St. Mary Lodge & Resort and Grouse Mountain Lodge), one property inside Denali National Park and Preserve (Denali Backcountry Lodge) and one property near the entrance to Denali National Park and Preserve (Denali Cabins) in 2011.

On December 14, 2012, Viad announced that the Board of Directors authorized management to explore and evaluate opportunities to enhance shareholder value, including a potential separation of its Travel & Recreation and Marketing & Events business groups. Viad engaged J.P. Morgan Securities LLC as its financial advisor to assist in this evaluation process. See “Item 1A—Risk Factors—There can be no assurances that management’s current strategic evaluation of opportunities to enhance shareholder value will result in a transaction” for a discussion of the risks related to management’s evaluation of these strategic alternatives, which is incorporated herein by reference.

Most recently, on February 19, 2013, Viad acquired the assets of Resource Creative Limited (“RCL”) for $647,000 (£420,000) in cash, subject to certain adjustments, plus a deferred payment of up to approximately $280,000 (£180,000). The deferred payment is subject to RCL’s achievement of certain net revenue targets between the acquisition date and December 31, 2014. RCL is a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events and retail markets throughout the United Kingdom and continental Europe. RCL’s operations will be merged with Melville GES’ existing London-based operation and will relocate to a new unit on site at ExCeL London, where Melville GES was recently appointed to supply graphics to ExCeL London’s in-house advertising sales agency, InVision.

Intellectual Property

Viad and its subsidiaries own or have the right to use registered trademarks and trademarks pending registration, used in their businesses, including Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, HANG:RZ®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, ethnoMetrics®, eXPRESSO & design®, FIT®, DEXZ®, WAM! The Wireless Ambassador®, LUMA2 & design®, eco-sense and design®, and the trademarks in the 2012 Alaska Denali Travel rebranding program, including Alaska Denali Travel, Alaska Denali Escapes, Denali Backcountry Adventure and Denali Backcountry Lodge. Viad and its subsidiaries also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including the Melville lion image, GES, Maxim®, Showtech, SDDRetail, Brewster Travel Canada & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design® and escape.connect.refresh.explore. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of business.

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

Although Viad believes that certain of its patents, trademarks and copyrights have substantial value, it does not believe that the loss of any one of these patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations.

Government Regulation

Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal regulations affecting the day-to-day businesses are rules and regulations relating to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act) and U.S. and Canadian regulations relating to national parks (such as regulations established by the U.S. Department of the Interior and the Park Service).

Employees

Viad’s businesses had approximately 3,930 employees as of December 31, 2012 as follows:

	Approximate Number of Employees	Regular Full-Time Employees Covered by Collective Bargaining Agreements
Marketing & Events Group	3,320	1,260
Travel & Recreation Group	450	90

Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2013 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad’s Corporate Services Group had 161 employees as of December 31, 2012 providing management, financial and accounting, internal auditing, tax, administrative, information technology, human resources, corporate development, legal and other services to its operating units and handling residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of eight non-employee directors and one employee director, and has an executive management team consisting of nine executive officers (including the CEO, who is also an employee and director of Viad, and the presidents of Viad’s two business groups).

Seasonality

Exhibition and event activity varies significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). The Marketing & Events U.S. segment generally reports its highest revenue during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenue during the second quarter of each year. The Travel & Recreation Group segment experiences peak activity during the summer months and during 2012, 87 percent of its revenue was earned in the second and third quarters. Viad’s average segment operating income during the past three years, as a percentage of the average full year’s segment operating income during the past three years, was approximately 28 percent (first quarter), 34 percent (second quarter), 61 percent (third quarter) and minus 23 percent (fourth quarter). See “Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Risk Factors – Exhibition rotation impacts overall profitability and makes comparisons between periods difficult” in Item 1A, which are incorporated herein by reference; see also Notes 19 and 22 of Notes to Consolidated Financial Statements.

Financial Information about Restructuring Charges

Information regarding restructuring charges is provided in Note 16 of Notes to Consolidated Financial Statements.

Financial Information about Segments

Business segment financial information is provided in Note 19 of Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

Geographic area financial information is provided in Note 19 of Notes to Consolidated Financial Statements.

Available Information

Viad’s internet address is www.viad.com. Viad uses its web site as a routine channel for distribution of Company information, including press releases, financial information and corporate governance initiatives. Viad posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”), including Viad’s annual, quarterly and current reports, proxy statements, amendments to those reports or statements and other information, as well as transactions in Viad securities by Viad’s directors and executive officers. All such postings and filings are available on Viad’s web site free of charge. In addition, Viad’s web site allows interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such information also can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street N.E., Washington, D.C. 20549 and on the SEC’s internet site at www.sec.gov. Information regarding the operation of the public reference section can be obtained by calling (800) SEC-0330. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Viad’s web site, at http://viad.investorroom.com/, includes key information about the Company’s corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, Code of Ethics and information concerning Viad’s directors and a method to communicate with them. Viad will make available in print any of this information upon request to: Corporate Secretary, Viad Corp, 1850 North Central Avenue, Suite 1900, Phoenix, Arizona 85004-4565.

Item 1A. Risk Factors.

Viad’s operating results are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of future performance.

There can be no assurances that management’s current strategic evaluation of opportunities to enhance shareholder value will result in a transaction.

Viad’s Board of Directors authorized management to explore and evaluate opportunities to enhance shareholder value, including a potential separation of its Travel & Recreation and Marketing & Events business groups. The Company engaged J.P. Morgan Securities LLC as its financial advisor to assist in this evaluation process. No decision has been made to separate the two business groups, and Viad cannot assure that it will identify and undertake a transaction that allows its shareholders to realize an increase in the value of Viad’s stock or provide any guidance on the timing of any such action. Viad also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to its shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond Viad’s control, including, among other factors, the U.S. and global economic and market conditions, industry trends, the interest of third parties in Viad’s businesses and the availability of financing to potential buyers on reasonable terms.

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

In addition, for purposes of consolidation, the revenue, expenses and gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates, even when the functional currency amounts have not changed. Accordingly, fluctuations in the exchange rates affect overall profitability and historical period-to-period comparisons. Viad has not hedged its net earnings exposure arising from the translation of its foreign operating results.

During 2012, $223.5 million of revenue and $11.7 million of segment operating income was derived through Canadian and United Kingdom operations of the International segment. In addition, $80.6 million of 2012 revenue and $18.3 million of 2012 segment operating income generated in the Travel & Recreation Group was derived through its Canadian operations. For this segment, Canadian operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar as compared to other currencies could adversely affect customer volumes, and, therefore, revenue and segment operating income in the Travel & Recreation Group.

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

The failure of a large client to renew its services contract or the loss of business from convention facilities could adversely impact revenue.

Although no single client accounts for more than 5.2 percent of the revenue of any of Viad’s reporting segments, the Marketing & Events U.S. and International segments have a relatively small number of large exhibition show organizers and large customer accounts. The loss of any of these large clients would adversely affect Viad’s results of operations.

In addition, revenue of the Marketing & Events Group may be significantly impacted if certain exhibition facilities choose to in-source electrical, plumbing or other services. When the Marketing & Events Group is hired as the official services contractor for an exhibition, the show organizer contractually grants an exclusive right to perform these electrical and plumbing services, subject in each case to the exhibition facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many exhibition facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of exhibition space. As a result, some of these facilities have sought to in-source all or a large portion of these services. If a large number of facilities with which the Marketing & Events Group has these relationships moves these services in-house, Viad’s revenue and operating results could be adversely affected.

Viad’s key businesses are relationship driven.

The business activities of the Marketing & Events U.S. and International segments are heavily focused on client relationships, and, specifically, on the close collaboration and interaction with the client. These relationships require the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important clients (and corresponding revenue) if a key member of the account team were to cease employment with the Company and take those customers to a competitor.

Completed acquisitions may not perform as anticipated or be integrated as planned.

Viad has acquired businesses and intends to continue to pursue opportunities to acquire businesses that complement, enhance or expand Viad’s current businesses or offer growth opportunities to Viad. Any acquisition can involve a number of risks, including: the failure to achieve the financial and strategic goals and other benefits from the acquisition; the inability to successfully integrate the acquired business into Viad’s ongoing businesses; the inability to retain key personnel or customers of the acquired business; the inability to successfully integrate financial reporting and internal control systems; the disruption of Viad’s ongoing businesses and distraction of senior management and employees of Viad from other opportunities and challenges due to the integration of the acquired business; and the potential existence of liabilities or contingencies not disclosed to or known by Viad prior to closing the acquisition or not otherwise provided for through the purchase agreement.

Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods.

The Marketing & Events U.S. segment generally reports its highest revenue during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenue during the second quarter of each year. The Travel & Recreation Group businesses are also seasonal, experiencing peak activity during the second and third quarters. These quarters accounted for 87 percent of the segment’s 2012 revenue. Because of the seasonal nature of Viad’s businesses, adverse events or conditions occurring during peak periods could adversely affect the operating results of Viad’s businesses.

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

A significant portion of Viad’s employees are unionized and Viad’s businesses are party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If the results of labor negotiations caused the Company to increase wages or benefits, which increases total labor costs, the increased costs could either be absorbed (which would adversely affect operating margins) or passed on to customers, which may lead customers to turn to other vendors in response to higher prices. In either event, Viad’s businesses and results of operations could be adversely affected.

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

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to these multi-employer plans in 2012 and 2011 totaled $20.7 million and $19.6 million, respectively. Viad does not directly manage these multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to these plans. However, plan contribution increases, if any, could have an adverse impact on Viad’s consolidated financial condition, results of operations and cash flows.

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

Viad and its predecessors have a corporate history spanning over seven decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food and fresh meats. Some of these businesses used raw materials that have been, and may continue to be, the subject of litigation. Moreover, some of the raw materials used and the waste produced by these businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification claims involving sold subsidiaries, as well as from past operations of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover these future liabilities, results of operations could be materially affected if future events or proceedings contradict current assumptions, and reserves or insurance become inadequate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates and the Netherlands. The principal properties of Viad’s businesses as of December 31, 2012 were:

Viad’s headquarters, which are leased and approximate 24,700 square feet, are located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.

The Marketing & Events U.S. segment operates 15 offices and 26 multi-use facilities (manufacturing, sales and design, office and/or warehouse and truck marshaling yards). The multi-use facilities vary in size up to approximately 592,100 square feet. Three of the multi-use facilities are owned; all other properties are leased.

The Marketing & Events International segment operates four offices and twenty multi-use facilities, with two offices and nine multi-use facilities in Canada, seven multi-use facilities in the United Kingdom, two multi-use facilities in Germany, one office and two multi-use facilities in the United Arab Emirates and one office in the Netherlands. The multi-use facilities vary in size up to approximately 134,000 square feet. One of the multi-use facilities is owned; all other properties are leased.

The Travel & Recreation Group segment operates four offices, 17 retail stores, one bus terminal, four garages, an icefield tour facility, a gondola lift operation, a boat tour facility, 13 hotels/lodges (including ancillary foodservice and recreational facilities) and 46 guest cabins. All of the facilities are in the United States or Canada. The bus terminal, three garages and the boat tour facility are owned and one garage is leased. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased.

The Travel & Recreation Group owns eight of the 13 hotels/lodges it operates and all of the guest cabins, while the remaining five hotels/lodges are operated pursuant to the Glacier Park concession contract. As shown by the charts below, the eight hotels and lodges and the guest cabins account for 922 of the 1,432 rooms managed by the Travel & Recreation Group:

Number of Rooms
Owned Properties:
Banff International Hotel	162
Glacier Park Lodge	161
Grouse Mountain Lodge	143
Mount Royal Hotel	135
St. Mary Lodge & Resort	115
Prince of Wales Hotel	86
Denali Cabins	46
Denali Backcountry Lodge	42
Glacier View Inn	32

Total	922

Concession Contract Properties:
Many Glacier Hotel	214
Lake McDonald Lodge	100
Swift Current Motor Inn	88
Rising Sun Motor Inn	72
Village Inn Motel	36

Total	510

Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.

Item 3. Legal Proceedings.

Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2012 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.

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

Item 4. Mine Safety Disclosures.

None.

Other. Executive Officers of Registrant.

The names, ages and positions of Viad’s executive officers as of the filing of this Annual Report are listed below:

Name	Age	Business Experience During the Past Five Years and Other Information
Paul B. Dykstra	51	Chairman, President and Chief Executive Officer of Viad since April of 2008; prior thereto, President and Chief Executive Officer since April 2006; prior thereto, Chief Operating Officer since January 2006; prior thereto, President and Chief Executive Officer of GES since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES since 1999; and prior thereto, Executive Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

Deborah J. DePaoli	48	General Counsel and Secretary since May 2011; prior thereto, Deputy General Counsel and Assistant Secretary since 2009; prior thereto, Assistant General Counsel and Assistant Secretary since 2004; prior thereto, held other attorney positions since joining Viad in 2000; prior thereto, Vice President and General Counsel, Outings on the Links, Inc. since 1996; and prior thereto, Senior Associate and various legal positions with Gallagher & Kennedy, P.A. since 1991.

Michael M. Hannan	47	Group President of the Travel & Recreation Group since July 2009 and President of Brewster since December 2008; prior thereto, Executive Vice President of Gibralt Capital Corporation, a real estate investment firm focusing on Canada and the United States, from July 2008 to November 2008; prior thereto, independent consultant providing business strategy, corporate development and financial advice to companies in British Columbia, Canada since January 2007; prior thereto, Executive Vice President of Intrawest ULC, a leader in the development and management of experiential destination resorts, since May 2002; prior thereto, Chief Executive Officer of Versatel Internet Group N.V., an internet service provider, from February 2000 to December 2001; and prior thereto, Chief Financial Officer – Canada and Latin America of UUNET Canada Inc., an internet service provider, since May 1996.

George N. Hines	40	Chief Information Officer since December 2009; prior thereto, Senior Vice President and Transitioning Chief Information Officer of Stream Global Services, Inc., a business process outsource provider, since October 2009; prior thereto, Senior Vice President and Chief Information Officer of eTelecare Global Solutions, Inc. (merged into Stream Global Services, Inc.) since August 2007; prior thereto, Chief Information Officer of PeopleSupport, Inc., a business process outsource provider, since December 2005; prior thereto, Executive Vice President, Operations and Chief Technology Officer of ChaseCom Limited Partnership, a provider of customer contact center services, since August 2004; prior thereto, Senior Manager–Telecommunications Industry Practice of Deloitte Consulting LLP since April 2000; and prior thereto, Manager – Telecommunications Industry Practice of Ernst & Young LLP from July 1996 to March 2000.

Ellen M. Ingersoll	48	Chief Financial Officer since July 2002; prior thereto, Vice President-Controller or similar position since January 2002; prior thereto, Controller of CashX, Inc., a service provider of stored value internet cards, from June 2001 through October 2001; prior thereto, Operations Finance Director of LeapSource, Inc., a provider of business process outsourcing, since January 2000; and prior thereto, Vice President and Controller of Franchise Finance Corporation of America since May 1992.

Name	Age	Business Experience During the Past Five Years and Other Information
Thomas M. Kuczynski	48	Chief Corporate Development & Strategy Officer since March 2008; prior thereto, Senior Vice President, Corporate Development & Planning of The Nielsen Company, a media and marketing information company, since August 2006; prior thereto, Managing Director of The Pareto Group, a provider of strategic and investment advisory services, since January 2004; and prior thereto, Vice President of Penton Media, Inc., a business media firm producing magazines, trade shows, conferences and electronic media, from January 1999 to October 2003.

G. Michael Latta	50	Chief Accounting Officer—Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Steven W. Moster	43	Group President of the Marketing & Events Group since May 2011 and President of GES since November 1, 2010; prior thereto, independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a manufacturer and retailer of custom window coverings, from April 2010 to August 2010; prior thereto, Executive Vice President—Chief Sales & Marketing Officer of GES from January 2008 to February 2010; prior thereto, Executive Vice President—Products and Services of GES from January 2005 to February 2010; prior thereto Vice President—Products & Services Business of GES from January 2004 to January 2005; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company from August 2000 to January 2004.

David C. Robertson	47	Chief Human Resources Officer since August 2010; prior thereto, Senior Vice President of Human Resources, North America & Asia Pacific, of Insight Enterprises, Inc., a global provider of technology solutions, from October 2006 to August 2010; prior thereto, Senior Director of Human Resources, Aerospace Global Repair Services, of Honeywell International Inc., a global diversified technology and manufacturing provider, from July 2005 to October 2006; prior thereto, Director of Human Resources of Honeywell International Inc. from September 2003 to June 2005; and prior thereto, Director of Human Resources of America Online, Inc., a global web services company, from February 1999 to August 2003.

The term of office of the executive officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 21, 2013.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Chicago and National Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Euronext Composite Tape and the cash dividends declared for the two years ended December 31:

SALES PRICE RANGE OF COMMON STOCK

	2012		2011
	High	Low	High	Low
First Quarter	$23.47	$17.47	$26.78	$19.82
Second Quarter	$20.07	$16.69	$26.00	$19.35
Third Quarter	$23.25	$16.46	$23.02	$15.77
Fourth Quarter	$27.48	$18.95	$22.21	$15.87

DIVIDENDS DECLARED ON COMMON STOCK

	2012	2011
February	$0.04	$0.04
May	0.04	0.04
August	0.10	0.04
November	0.10	—
December	—	0.04

Total	$0.28	$0.16

Regular quarterly dividends were paid on Viad’s common stock on the first business day of January, April, July and October. The terms of Viad’s $130 million secured revolving credit facility, amended and restated as of May 18, 2011, (the “Credit Facility”) restrict Viad from paying more than $10 million in dividends in the aggregate in any calendar year. Effective December 12, 2012, the Credit Facility was amended to change the limitation on restricted payments. Unless the Company’s leverage ratio is greater than 1.50 to 1.00 or a default or an unmatured default exists, additional dividends over the $10 million limitation, repurchase of shares and distributions on capital stock are allowed. Viad expects that comparable cash dividends will continue to be paid in the future as approved by the Board of Directors.

As of January 31, 2013, there were 7,367 shareholders of record of Viad’s common stock following the one-for-four reverse stock split effective on July 1, 2004. There were also 799 shareholders of record as of January 31, 2013 that had not converted pre-split shares into the post-split common stock. Accordingly, there were a total of 8,166 shareholders of record as of January 31, 2013.

For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing, for the five-year period ended December 31, 2012, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.

The graph below assumes $100 was invested on December 31, 2007 in Viad’s common stock, Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

	Year Ended December 31,
	2007	2008	2009	2010	2011	2012
Viad Corp	$100.00	$78.75	$66.28	$82.47	$57.03	$89.77
S&P 500	$100.00	$62.98	$79.59	$91.48	$93.27	$107.96
Russell 2000	$100.00	$66.20	$84.16	$106.73	$102.20	$118.85
S&P SmallCap 600	$100.00	$68.92	$86.52	$109.25	$110.30	$128.22
S&P 600 Comm. Services & Supplies	$100.00	$78.84	$99.48	$116.12	$101.42	$136.78
S&P 600 Media Index	$100.00	$28.99	$49.46	$72.80	$56.23	$63.93

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the fourth quarter of 2012 by Viad either on the open market as part of a repurchase program or from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 2012	2,700	22.41	—	53,621
December 2012	24,349	22.91	23,183	1,030,438

Total	27,049	22.86	23,183	1,030,438

(1)	In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. During 2012, Viad repurchased 23,183 shares for $526,000. As of December 31, 2012, 1,030,438 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. Effective December 12, 2012, the Company’s $130 million Amended and Restated Credit Agreement dated as of May 18, 2011 was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year. This amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists.

Item 6. Selected Financial Data.

VIAD CORP

SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Exhibition and event services	$726,429	$670,054	$590,444	$582,969	$804,546
Exhibits and environments(1)	175,611	170,496	166,040	147,533	229,694
Travel and recreation services(2)(3)	123,191	101,814	88,277	75,302	86,621

Total revenues	$1,025,231	$942,364	$844,761	$805,804	$1,120,861

Income (loss) from continuing operations(4)	$5,959	$9,292	$817	$(104,808)	$43,538
Income from discontinued operations(5)	624	451	262	679	385

Net income (loss)	6,583	9,743	1,079	(104,129)	43,923
Net income attributable to noncontrolling interest	(686)	(533)	(636)	(582)	(550)

Net income (loss) attributable to Viad	$5,897	$9,210	$443	$(104,711)	$43,373

Diluted Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(4)	$0.26	$0.43	$0.01	$(5.28)	$2.08
Income from discontinued operations attributable to Viad common stockholders(5)	0.03	0.02	0.01	0.03	0.02

Net income (loss) attributable to Viad common stockholders	$0.29	$0.45	$0.02	$(5.25)	$2.10

Weighted-average outstanding and potentially dilutive common shares	20,005	20,055	20,277	19,960	20,493

Basic Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(4)	$0.26	$0.43	$0.01	$(5.28)	$2.08
Income from discontinued operations attributable to Viad common stockholders(5)	0.03	0.02	0.01	0.03	0.02

Net income (loss) attributable to Viad common stockholders	$0.29	$0.45	$0.02	$(5.25)	$2.10

Weighted-average outstanding common shares	19,701	19,719	19,955	19,960	20,172

Dividends declared per common share	$0.28	$0.16	$0.16	$0.16	$0.16

Balance Sheet Data at Year-End
Total assets	$650,577	$617,828	$616,503	$609,186	$729,404
Total debt and capital lease obligations	2,226	3,239	9,077	12,788	12,643
Total stockholders’ equity	397,032	386,179	386,711	384,631	467,089
Noncontrolling interest	8,971	8,285	7,752	7,116	6,534
Other Data
Adjusted EBITDA(6)	$58,150	$43,284	$32,312	$12,793	$104,702

(1)	2008 amounts include $25.4 million in revenue from Becker Group which was acquired by Viad in January 2008.
(2)

2011 amounts include $9.7 million in revenue from Grouse Mountain Lodge, St. Mary Lodge & Resort and Denali Backcountry Lodge and Denali Cabins which were acquired by Viad in January 2011, June 2011 and September 2011, respectively.

(3)	2012 amounts include $5.2 million in revenue from the Banff International Hotel which was acquired by Viad in March 2012.
(4)	Income from continuing operations include the following items (see Notes 5, 7,14 and 16 of Notes to Consolidated Financial Statements):

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Restructuring charges, net of tax	$3,287	$2,453	$2,613	$8,677	$317
Restructuring charges per diluted share	$0.16	$0.12	$0.13	$0.43	$0.02
Impairment losses, net of tax	$—	$—	$268	$98,197	$9,405
Impairment losses per diluted share	$—	$—	$0.01	$4.92	$0.46

2012 amounts also include a charge to income tax expense of $13.4 million ($0.67 per diluted share) representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards.

(5)	The amounts relate to certain obligations associated with previously sold operations.
(6)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of “Non-GAAP Measure.”

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

The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums and leading consumer brands.

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park is an 80 percent owned subsidiary of Viad. Alaska Denali Travel operates the Denali Backcountry Lodge, which is the largest of three lodges located within Denali National Park and Preserve in Alaska, and the Denali Cabins, which are located near the entrance to Denali National Park and Preserve. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

On December 14, 2012, Viad announced that the Board of Directors authorized management to explore and evaluate opportunities to enhance shareholder value, including a potential separation of its Travel & Recreation and Marketing & Events business groups. Viad engaged J.P. Morgan Securities LLC as its financial advisor to assist in this evaluation process.

Financial Highlights

The following 2012 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $1.0 billion, an increase of 8.8 percent from 2011 revenues

•	Net income attributable to Viad of $5.9 million, as compared to $9.2 million in 2011

•	Diluted income per share of $0.29, as compared to $0.45 in 2011

•	Acquisition of the Banff International Hotel for $23.6 million on March 7, 2012

•

Restructuring charges totaling $4.9 million primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions and facility consolidations

•	Income tax expense charge of $13.4 million representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards

•	Income from discontinued operations of $624,000 primarily related to the sale of land associated with previously sold operations

•	Cash and cash equivalents were $114.2 million as of December 31, 2012

•	Debt was $2.2 million as of December 31, 2012

Marketing & Events U.S.

•	Revenues of $676.8 million, an increase of 7.2 percent from 2011 revenues

•	Segment operating income of $5.6 million, as compared to a loss of $6.3 million in 2011

Marketing & Events International

•	Revenues of $240.1 million, an increase of 9.8 percent from 2011 revenues

•	Segment operating income of $12.3 million, as compared to $11.4 million in 2011

Travel & Recreation Group

•	Revenues of $123.2 million, an increase of 21.0 percent from 2011 revenues

•	Segment operating income of $24.0 million, as compared to $20.2 million in 2011

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	2012	2011	2010
	(in thousands)
Net income attributable to Viad	$5,897	$9,210	$443
Impairment losses	—	—	302
Interest expense	1,303	1,511	1,835
Income taxes	20,843	3,888	1,742
Depreciation and amortization	30,731	29,126	28,252
Income from discontinued operations	(624)	(451)	(262)

Adjusted EBITDA	$58,150	$43,284	$32,312

The increase in Adjusted EBITDA of $14.9 million from 2011 to 2012 was primarily due to higher segment operating results at all operating segments, partially offset by higher restructuring charges and corporate costs. The increase in Adjusted EBITDA of $11.0 million from 2010 to 2011 was primarily driven by higher segment operating results in the Marketing & Events Group. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:

2012 vs. 2011:

Revenues for 2012 increased 8.8 percent to $1.0 billion, as compared to $942.4 million in 2011. Viad’s income from continuing operations before income taxes was $26.8 million for 2012, as compared to $13.2 million in 2011. These increases were primarily due to same-show growth, new business wins, positive show rotation revenue of approximately $16 million from non-annual shows that took place during 2012 and continued focus on operating efficiencies at Viad’s Marketing & Events Group, as well as the first peak season contributions from Alaska Denali Travel and the Banff International Hotel, the newly renovated rooms at the Many Glacier Hotel and organic growth at the Company’s Travel & Recreation Group. Net restructuring charges in 2012 were $4.9 million, as compared to $3.8 million in 2011, both primarily related to reorganization activities in the Marketing & Events Group, comprised of facility consolidations, as well as the elimination of certain positions.

Net income attributable to Viad for 2012 was $5.9 million, or $0.29 per diluted share, as compared to $9.2 million, or $0.45 per diluted share, in 2011. These results include a charge to income tax expense of $13.4 million representing a valuation allowance established for certain deferred tax assets associated with foreign tax credit carryforwards. These results also include income from discontinued operations of $624,000, or $0.03 per diluted share, in 2012 primarily related to the sale of land associated with previously sold operations and $451,000, or $0.02 per diluted share, in 2011 relating to obligations associated with previously sold operations.

During 2012, foreign exchange rate variances resulted in decreases in revenues and segment operating income of $6.6 million and $886,000, respectively, as compared to 2011. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

The following table summarizes the effects of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2012	2011	(in thousands)	2012	2011	(in thousands)
Marketing & Events Group:
Canada	$1.00	$1.01	$(954)	$1.04	$1.00	$19
United Kingdom	$1.59	$1.61	$(1,938)	$1.60	$1.61	$(72)
Germany	$1.29	$1.40	$(1,733)	$1.27	$1.43	$(107)
Travel & Recreation Group:
Canada	$1.00	$1.02	$(1,952)	$1.00	$1.03	$(726)

Accordingly, Viad’s results were impacted by the weakening of the Canadian dollar, British pound and Euro relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $676.8 million for 2012, up 7.2 percent, as compared to $631.4 million in 2011. The increase was primarily due to base same-show revenue increases of 6.5 percent and positive show rotation of approximately $21 million. Management defines base same-show revenues as revenues from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 41.5 percent of Marketing & Events U.S. segment revenues in 2012. The 2012 segment operating income was $5.6 million, as compared to a loss of $6.3 million in 2011. The improved operating results were primarily due to an increase in revenues with a continued focus on margin improvements, as well as ongoing efforts to drive operating efficiencies and control discretionary expenses.

The Company is continuing to execute against a number of margin improvement initiatives designed to more effectively manage labor costs across the Marketing & Events Group and to reduce the physical footprint and the overhead associated with the U.S. warehousing operation. As it relates to labor costs, the focus is on driving productivity gains through rigorous and strategic pre-show planning on the highest opportunity events. The benefits of such measures are shown by a half point reduction in the variable labor-to-revenue ratio on a U.S. base same-show basis. The Company is also working to develop new tools to support and systematize show site labor planning, measurement and benchmarking. On the facility side, approximately 449,000 square feet of warehouse space has been eliminated during 2012, reducing the total U.S. warehouse footprint to approximately 2.4 million square feet as of December 31, 2012. Due to the cost savings efforts, the Company has recognized a U.S. facility cost savings of approximately $2.0 million for 2012, as compared to 2011.

Revenues for the Marketing & Events International segment were $240.1 million for 2012, up 9.8 percent, as compared to $218.6 million in 2011. Segment operating income was $12.3 million in 2012, as compared to $11.4 million in 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues of $4.6 million and segment operating income of $160,000, as compared to 2011. Excluding exchange rate variances, 2012 revenues increased by $26.1 million, or 11.9 percent, and operating income increased by $1.0 million, or 9.0 percent. These increases were primarily driven by services provided for the 2012 London Summer Olympics and Paralympic Games, as well as increased demand and new show wins, partially offset by net negative show rotation revenues of approximately $5 million.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Following quarterly declines from the third quarter of 2008 through the first quarter of 2010, Marketing & Events U.S. base same-show revenues were essentially flat in the second quarter of 2010 and have increased in each of the following nine quarters. Base same-show revenues for the fourth quarter of 2012 were essentially flat, reflecting growth across the majority of base same-shows offset by a decline in a major show in the government sector.

For the 2013 full year, management expects U.S. base same-show revenues to increase at a low to mid-single digit rate and show rotation to have a net negative impact on full year revenue of approximately $55 million to $60 million. Although the Marketing & Events Group will not benefit from non-annual shows in 2013 as it did in 2012, management expects to reach a full year operating margin of approximately 2.5 percent in 2013 through improved operating efficiencies and new business wins. Additionally, management anticipates that foreign currency exchange rate variances versus 2012 will not have a meaningful impact on the Marketing & Events Group’s 2013 full year revenues and segment operating income. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

The Marketing & Events Group is subject to multiple collective-bargaining agreements that affect labor costs, about one-third of which expire each year. Although labor relations between the Company and labor are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $123.2 million, up 21.0 percent, as compared to 2011 revenues of $101.8 million. Segment operating income was $24.0 million, up 18.6 percent from 2011 segment operating income of $20.2 million. Segment operating margins were 19.5 percent in 2012, as compared to 19.8 percent in 2011. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues of $2.0 million and segment operating income of $726,000, as compared to 2011. Excluding exchange rate variances, 2012 revenues increased by $23.3 million, or 22.9 percent, and segment operating income increased by $4.5 million, or 22.2 percent. In addition to increased revenues, as discussed below, operating results also reflect higher selling, general and administrative expenses, including costs related to additional resources to support the Company’s growth strategy of “Refresh-Build-Buy.”

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators:

	2012	2011	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$51,969	$38,003	$13,966	36.7%
Attractions	38,141	34,243	3,898	11.4%
Package tours	18,805	17,409	1,396	8.0%
Transportation	16,858	14,782	2,076	14.0%
Intra-segment eliminations & other	(2,582)	(2,623)	41	1.6%

Total	$123,191	$101,814	$21,377	21.0%

Key Performance Indicators:
Room nights available (Hospitality) [1]	262,090	188,575	73,515	39.0%
RevPAR (Hospitality) [2]	$134	$131	$3	2.3%
Passengers (Attractions)	960,305	873,870	86,435	9.9%
Revenue per passenger (Attractions) [3]	$43	$42	$1	2.4%

[1]	Excludes rooms closed for renovation at Many Glacier Hotel during 2011.
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

Revenue growth from hospitality properties benefitted from the initial peak season contributions from the recently acquired Alaska Denali Travel business (acquired on September 16, 2011) and the Banff International Hotel (acquired on March 7, 2012), with approximately $11.9 million of incremental revenues. St. Mary Lodge & Resort and Grouse Mountain Lodge, both in their second year as part of the Travel & Recreation Group and renovated as part of the Company’s Refresh-Build-Buy strategy, also increased revenue over 2011. Additionally, rooms that were under renovation at the Many Glacier Hotel in 2011 provided a full revenue contribution in 2012.

Revenues were also favorably impacted by increased passenger volumes at Travel & Recreation Group’s attractions. As compared to 2011, passenger volumes increased by 9.9 percent.

During 2012, approximately 65 percent of revenues and 77 percent of segment operating income generated in the Travel & Recreation Group segment were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar, as compared to other currencies, could adversely affect customer volumes, revenues and segment operating income for the Travel & Recreation Group. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.

Management anticipates that foreign currency exchange rate variances versus 2012 will not have a meaningful effect on Travel & Recreation Group 2013 full year revenues and segment operating income. Management also anticipates the four acquisitions completed by Viad since the beginning of 2011 will generate approximately $25 million in revenues in 2013 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to grow this revenue base at a mid single-digit compound annual growth rate from 2013 to 2015, with expanding Adjusted EBITDA margins over that time period.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005 has been extended for eight one-year periods and now expires on December 31, 2013. Glacier Park generated approximately 49 percent of its 2012 revenues through its concession contract for services provided within Glacier National Park.

On December 14, 2012, the Park Service issued a prospectus soliciting proposals from prospective bidders, including Glacier Park, for the award of a 16-year concession contract beginning on January 1, 2014. Glacier Park is currently preparing its bid for the contract, which is due on or before April 16, 2013. Although Viad believes that Glacier Park is well-positioned to win the new contract, if the Park Service selects a new concessionaire, Glacier Park would be entitled to $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract, plus an estimated $5 million for the personal property Glacier Park uses at the facilities covered by the concession contract.

If a new concessionaire is selected by the Park Service, Glacier Park would continue to generate revenue from the four properties it owns outside of Glacier National Park: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge & Resort in St. Mary, Montana and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, which Glacier Park owns and operates under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 24 percent of the Travel & Recreation Group’s 2012 segment operating income.

Corporate Activities. Corporate activities expense of $9.4 million in 2012 increased from $7.7 million in 2011. This increase was primarily due to costs related to the amendment and restatement of the Company’s shareholder rights plan as well as increased performance-based compensation expense.

Restructuring Charges. In 2012, Viad recorded net restructuring charges of $4.9 million, as compared to $3.8 million in 2011. These charges primarily related to reorganization activities in the Marketing & Events Group, comprised of facility consolidations as well as the elimination of certain positions.

Income Taxes. The effective tax rate for 2012 was 77.8 percent, as compared to 29.5 percent for 2011. The high rate for 2012, as compared to the statutory rate, was due to the charge to income tax expense of $13.4 million representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards.

2011 vs. 2010:

Revenues for 2011 increased 11.6 percent to $942.4 million, as compared to $844.8 million in 2010. Viad’s income from continuing operations before income taxes was $13.2 million for 2011, as compared to $2.6 million in 2010. These increases were primarily due to higher revenues from the Marketing & Events Group. Net restructuring charges in 2011 were $3.8 million, as compared to $4.2 million in 2010, both primarily related to the Marketing & Events Group. Impairment losses for 2010 were $268,000 (after-tax), or $0.01 per diluted share. The Company did not record any impairment losses in 2011.

Net income attributable to Viad for 2011 was $9.2 million, or $0.45 per diluted share, as compared to $443,000, or $0.02 per diluted share, in 2010. These results include income from discontinued operations of $451,000, or $0.02 per diluted share, in 2011 and $262,000, or $0.01 per diluted share, in 2010 relating to obligations associated with previously sold operations.

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

The following table summarizes the effects of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2011	2010	(in thousands)	2011	2010	(in thousands)
Marketing & Events Group:
Canada	$1.01	$0.97	$3,141	$1.00	$0.98	$(27)
United Kingdom	$1.61	$1.54	$5,684	$1.61	$1.52	$445
Germany	$1.40	$1.32	$969	$1.43	$1.36	$(38)
Travel & Recreation Group:
Canada	$1.02	$0.96	$4,300	$1.03	$0.94	$1,344

Accordingly, Viad’s results were impacted by the strengthening of the Canadian dollar, British pound and Euro relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $631.4 million for 2011, up 10.6 percent, as compared to $571.0 million in 2010. The increase was primarily due to base same-show revenue increases of 11.2 percent, increased exhibitor spending, new business wins and positive show rotation of approximately $11 million. Management defines base same-show revenue as revenue from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented 36.6 percent of Marketing & Events U.S. segment revenues in 2011. The 2011 segment operating loss was $6.3 million, as compared to a loss of $15.2 million in 2010. The improved operating results were primarily the result of higher revenues, partially offset by higher accruals for performance-based incentives.

Revenues for the Marketing & Events International segment were $218.6 million for 2011, up 10.5 percent, as compared to $197.8 million in 2010. Segment operating income was $11.4 million in 2011, as compared to $10.1 million in 2010. As discussed above, results in this segment were impacted by exchange rates during 2011, resulting in increases of $9.8 million in revenue and $379,000 in segment operating income, as compared to 2010. Excluding exchange rate variances, 2011 revenues increased by $11.1 million, or 5.6 percent, and operating income increased by $982,000, or 9.7 percent. The increase in revenues was primarily due to new show wins, positive show rotation of approximately $4 million and same-show growth, which more than offset 2010 first quarter revenues from a major project for the 2010 Winter Olympic Games in Canada. Operating results for 2011 reflect higher compensation expenses, including merit increases and the elimination of temporary wage reductions, as compared to 2010.

Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $101.8 million, up 15.3 percent, as compared to 2010 revenues of $88.3 million. Segment operating income was $20.2 million, up 1.6 percent from 2010 segment operating income of $19.9 million. Segment operating margins were 19.8 percent in 2011, as compared to 22.5 percent in 2010. As discussed above, results in this segment were impacted by exchange rate variances during 2011, resulting in increases of $4.3 million and $1.3 million in revenues and segment operating income, respectively, as compared to 2010.

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators:

	2011	2010	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$38,003	$31,261	$6,742	21.6%
Attractions	34,243	30,119	4,124	13.7%
Package tours	17,409	12,720	4,689	36.9%
Transportation	14,782	15,814	(1,032)	-6.5%
Intra-segment eliminations & other	(2,623)	(1,637)	(986)	-60.2%

Total	$101,814	$88,277	$13,537	15.3%

Key Performance Indicators:
Room nights available (Hospitality) [1]	188,575	137,119	51,456	37.5%
RevPAR (Hospitality) [2]	$131	$131	$—	0.0%
Passengers (Attractions)	873,870	830,323	43,547	5.2%
Revenue per passenger (Attractions) [3]	$42	$41	$1	2.4%

[1]	Excludes rooms closed for renovation at Many Glacier Hotel during 2011.
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

Excluding exchange rate variances, 2011 revenues increased by $9.2 million, or 10.5 percent, primarily due to the acquisitions of Grouse Mountain Lodge and St. Mary Lodge & Resort, which are located near Glacier National Park, as well as organic revenue growth at Brewster. The Company acquired Grouse Mountain Lodge on January 5, 2011 for $10.5 million in cash and the 115-room St. Mary Lodge & Resort on June 29, 2011 for $15.3 million in cash. Brewster realized growth across all of its lines of business with the exception of its transportation business, which had higher 2010 revenues resulting from charter contracts related to the 2010 Winter Olympic and Paralympic Games. These improvements were partially offset by lower revenues from Many Glacier Hotel, a property operated by Glacier Park, resulting from planned construction that reduced the number of rooms available during 2011, as compared to 2010, as well as lower visitation to Glacier National Park during July and August.

Excluding exchange rate variances, 2011 segment operating income decreased by $1.0 million primarily due to the lower revenues at Many Glacier Hotel (which have a high flow through to operating income) and the seasonal fourth quarter operating loss at Alaska Denali Travel. The Company acquired the 42-room Denali Backcountry Lodge and 46 Denali Cabins on September 16, 2011 for $15.3 million in cash.

During 2011, approximately 70 percent of revenue and 86 percent of segment operating income generated in the Travel & Recreation Group segment were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar, as compared to other currencies, could adversely affect customer volumes, revenue and segment operating income for the Travel & Recreation Group.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service for Glacier National Park as previously noted. Glacier Park generated approximately 45 percent of its 2011 revenues through its concession contract for services provided within Glacier National Park. Glacier Park generated 19 percent of the Travel & Recreation Group’s 2011 segment operating income.

Corporate Activities. Corporate activities expense of $7.7 million in 2011 increased from $6.4 million in 2010. This increase was primarily due to higher legal fees related to employee benefits associated with previously divested operations and other matters.

Restructuring Charges. In 2011, Viad recorded net restructuring charges of $3.8 million, as compared to $4.2 million in 2010 (the 2010 amount includes a reversal of restructuring reserves of $814,000 primarily related to revisions in estimated sublease income associated with certain leased facilities). These charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions as well as facility consolidations.

Income Taxes. The effective tax rate for 2011 was 29.5 percent, as compared to 68.1 percent for 2010. The relatively low rate for 2011, as compared to the statutory rate, was due to favorable tax resolutions of $103,000, state tax benefits of $100,000 and other tax benefits. The relatively high rate for 2010, as compared to the statutory rate, was due to the write-off of deferred taxes of $1.3 million as a result of health care legislation, partially offset by favorable tax resolutions of $514,000. Excluding the effects of these items, the 2010 effective rate was 38.2 percent.

Liquidity and Capital Resources:

Cash and cash equivalents were $114.2 million as of December 31, 2012, as compared to $100.4 million as of December 31, 2011, with the increase primarily due to cash flow from operations, partially offset by the acquisition of the Banff International Hotel and capital expenditures. During 2012, the Company generated net cash flows from operating activities of $69.2 million primarily driven by operating results. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of December 31, 2012, the Company had $46.8 million of its cash and cash equivalents held outside of the United States. Of the total amount, $37.3 million was held in Canada, $6.4 million in the United Kingdom, $1.8 million in Germany and $1.3 million in the United Arab Emirates. There were certain historical earnings related to its Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of December 31, 2012 that would result assuming all foreign cash balances were repatriated to the United States would be approximately $1.1 million.

Cash Flows

A summary of cash flow information is provided below:

	2012	2011	2010
	(in thousands)
Cash and cash equivalents, beginning of year	$100,376	$145,841	$116,342
Net cash provided by operating activities	69,186	34,736	43,283
Net cash used in investing activities	(49,474)	(62,203)	(2,287)
Net cash used in financing activities	(8,254)	(16,497)	(14,461)
Effect of exchange rate changes on cash and cash equivalents	2,337	(1,501)	2,964

Cash and cash equivalents, end of year	$114,171	$100,376	$145,841

Operating Activities

Cash flows from operations in 2012 totaled $69.2 million, as compared to $34.7 million in 2011. This increase was primarily due to favorable working capital changes. Cash flows from operations in 2011 totaled $34.7 million, as compared to $43.3 million in 2010. This decrease was primarily due to unfavorable working capital changes.

Investing Activities

Cash used in investing activities in 2012 totaled $49.5 million, as compared to $62.2 million in 2011. This decrease was primarily due to less cash used for acquisitions during 2012. Cash used in investing activities in 2011 totaled $62.2 million, as compared to $2.3 million in 2010. This increase was primarily due to $41.1 million used for acquisitions during 2011 and $14.8 million in proceeds from dispositions of property and other assets in 2010.

Capital expenditures for 2012 totaled $27.7 million and primarily related to the purchase of rental inventory, equipment and computer hardware and leasehold improvements at the Marketing & Events U.S. segment as well as Glacier Skywalk construction costs and building and other improvements at the Travel & Recreation Group. Capital expenditures for 2011 totaled $21.5 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment as well as building and other improvements at the Travel & Recreation Group. Capital expenditures for 2010 totaled $17.0 million and primarily related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment and building improvements and equipment at the Travel & Recreation Group.

During 2012, the Company began construction on the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada. In 2012, the Travel & Recreation Group incurred $8.9 million in capital expenditures relating to the Glacier Skywalk, with an accrued capital expenditure amount of $2.6 million as of December 31, 2012. In 2013, management anticipates spending approximately $12 million to $14 million (including the $2.6 million accrued as of December 31, 2012) to complete the project for which funding will be provided by cash from operations.

On March 7, 2012, Viad completed the acquisition of the Banff International Hotel and related assets for $23.6 million in cash. On January 5, 2011, Viad completed the acquisition of Grouse Mountain Lodge for $10.5 million in cash. On June 29, 2011, Viad completed the acquisition of St. Mary Lodge & Resort for $15.3 million in cash. On September 16, 2011, Viad completed the acquisition of Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. In March 2010, Viad completed the sale of a non-strategic real estate asset for $14.3 million (net of selling costs) within the Travel & Recreation Group.

Financing Activities

Cash used in financing activities in 2012 totaled $8.3 million, as compared to $16.5 million in 2011. This decrease was primarily due to higher debt repayments, debt issuance costs and common stock repurchases in 2011. Cash used in financing activities in 2011 was $16.5 million as compared to $14.5 million in 2010, with the increase primarily driven by higher debt repayments.

Viad’s total debt as of December 31, 2012 was $2.2 million, as compared to $3.2 million as of December 31, 2011. The debt-to-capital ratio was 0.006 to 1 as of December 31, 2012, as compared with 0.008 to 1 as of December 31, 2011. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

In May 2011, Viad amended and restated its secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of December 31, 2012, Viad’s total debt of $2.2 million consisted entirely of capital lease obligations. As of December 31, 2012, Viad had $128.2 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

As part of the amendment and restatement, Viad’s financial covenants were revised to include a fixed-charge coverage ratio of not less than 2.25 to 1 (and a ratio of not less than 2.50 to 1 after the fiscal quarter ended September 30, 2012) and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of December 31, 2012, the fixed-charge coverage and leverage ratios were 3.93 to 1 and 0.16 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year.

Effective December 12, 2012, the Credit Facility was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year pursuant to certain conditions. The amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists. The amendment also allows dividends to be declared and paid in excess of $10 million in the aggregate per calendar year, as well as distributions on its capital stock, as defined in the Credit Facility, unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2012, Viad was in compliance with all covenants.

As of December 31, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2012 would be $21.2 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

In December 2012, the Company announced its intent to repurchase up to an additional one million shares of its common stock from time to time at prevailing market prices. During 2012 and 2011, Viad repurchased 23,183 shares and 250,760 shares for $526,000 and $4.6 million, respectively. As of December 31, 2012, 1,030,438 shares remain available for repurchase from the announced authorization. Additionally, during 2012 and 2011, the Company repurchased 56,885 shares for $1.1 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on share-based awards.

In August 2012, Viad’s Board of Directors approved a 150 percent increase in the quarterly dividend from $0.04 per share to $0.10 per share. The dividend declared in the fourth quarter of 2012 was paid on January 2, 2013 to stockholders of record on December 14, 2012. Viad has accrued dividends of $2.0 million as of December 31, 2012. During 2012, the Company paid dividends on common stock of $4.5 million.

The following table presents Viad’s contractual obligations as of December 31, 2012:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Operating leases	$65,390	$17,793	$26,144	$12,130	$9,323
Pension and postretirement benefits (1)	38,265	3,720	7,658	7,566	19,321
Purchase obligations (2)	32,761	24,171	7,215	1,335	40
Capital lease obligations	2,226	1,347	831	48	—
Estimated interest payments	123	74	46	3	—

Total contractual cash obligations (3)	$138,765	$47,105	$41,894	$21,082	$28,684

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

(3)

Aggregate self-insurance liabilities of $29.8 million are excluded from the table above as the timing and amounts of future cash outflows are uncertain. See Note 8 of Notes to Consolidated Financial Statements.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2012 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of December 31, 2012, there was a remaining environmental remediation liability of $5.3 million related to previously sold operations of which $571,000 is included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2012, 2011 and 2010 totaled $20.7 million, $19.6 million and $15.3 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Off-Balance Sheet Arrangements:

Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements and related notes. See Notes 10, 17 and 18 of Notes to Consolidated Financial Statements.

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

Goodwill — Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level or at the component level of an operating segment, depending on various factors including: the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets and other resources among components and the benefits and likely recoverability of goodwill by the component’s operations.

For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested based on the segment’s geographical operations. For the Marketing & Events International segment the reporting units are United Kingdom (Melville GES) and Canada. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes.

As of December 31, 2012, Viad had total goodwill of $137.8 million consisting of $85.7 million related to the Marketing & Events Group and $52.1 million related to the Travel & Recreation Group. The following table summarizes goodwill balances by reporting unit and segment as of December 31:

	2012	2011
	(in thousands)
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
United Kingdom (Melville GES)	13,894	13,291
GES Canada	9,160	8,907

Total Marketing & Events Group	85,740	84,884

Travel & Recreation Group:
Brewster	44,435	41,165
Glacier Park	4,461	4,461
Alaska Denali Travel	3,184	3,184

Total Travel & Recreation Group	52,080	48,810

Total Goodwill	$137,820	$133,694

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of December 31, 2012, Viad had aggregate goodwill of $137.8 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in October 2012, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test was 126 percent, 67 percent and 34 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville GES) and Canada, respectively. For the Brewster, Glacier Park and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 58 percent, 37 percent and 14 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2012 and 2011, Viad had gross deferred tax assets of $77.2 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. Accordingly, the Company recorded a valuation allowance related to all of its foreign tax credit carryforwards as of December 31, 2012, which resulted in a charge to income tax expense of $13.4 million. During 2012, the Company increased its valuation allowance related to state and foreign net operating loss carryforwards by $805,000. As of December 31, 2012 and 2011, Viad had a valuation allowance of $1.2 million and $356,000, respectively, related to those state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $21.1 million as of December 31, 2012. Of this total, $13.3 million related to workers’ compensation liabilities and the remaining $7.8 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $5.7 million as of December 31, 2012, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $5.6 million, $7.6 million and $6.8 million in 2012, 2011 and 2010, respectively.

In addition, as of December 31, 2012, Viad has recorded insurance liabilities of $3.0 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $1.8 million related to worker’s compensation liabilities and the remaining $1.2 million related to general liability claims. The Company has presented these amounts as other deferred items and liabilities with a corresponding receivable in other investments and assets.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.7 million to its funded pension plans and $1.1 million to its unfunded pension plans in 2013.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $400,000 to the plans in 2013.

The assumed health care cost trend rate used in measuring the December 31, 2012 accumulated postretirement benefit obligation was 8.5 percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2011 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2012 by approximately $1.8 million and the total of service and interest cost components by approximately $120,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2012 by approximately $1.5 million and the total of service and interest cost components by approximately $97,000.

The weighted-average assumptions used to determine the pension and postretirement benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Discount rate	4.11%	4.92%	3.80%	4.75%	3.85%	4.70%	4.06%	4.60%

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Discount rate	4.93%	5.45%	4.75%	5.10%	4.70%	5.10%	4.65%	5.10%
Expected return on plan assets	4.20%	6.35%	N/A	N/A	4.65%	6.10%	5.45%	5.50%

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. See Note 15 of Notes to Consolidated Financial Statements.

Share-based compensation — Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan which has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards.

Share-based compensation expense recognized in the consolidated financial statements in 2012, 2011 and 2010 was $7.2 million, $4.4 million and $3.5 million, respectively. Furthermore, the total tax benefits related to such costs were $2.6 million, $1.6 million and $1.2 million in 2012, 2011 and 2010, respectively. No share-based compensation costs were capitalized during 2012, 2011 or 2010.

The fair value of restricted stock and performance-based restricted stock awards are based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility; the expected period of time the stock option will remain outstanding; the expected dividend yield on Viad’s common stock, and the risk-free interest rate. While the Company has not granted stock options since 2010, changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s future results of operations. See Note 2 of Notes to Consolidated Financial Statements.

Impact of Recent Accounting Pronouncements:

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.

Forward-Looking Statements:

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy and other risks discussed in Item 1A., “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $42.2 million and $34.6 million as of December 31, 2012 and 2011, respectively. During 2012 and 2011, an unrealized foreign currency translation gain of $7.5 million and a loss of $4.3 million, respectively, were recorded in other comprehensive income.

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

The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s significant international operations:

	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2012	2011	(thousands)	2011	2010	(thousands)
Canadian Operations:
Marketing & Events Group	$1.04	$1.00	$19	$1.00	$0.98	$(27)
Travel & Recreation Group	$1.00	$1.03	$(726)	$1.03	$0.94	$1,344
United Kingdom Operations:
Marketing & Events Group	$1.60	$1.61	$(72)	$1.61	$1.52	$445
German Operations:
Marketing & Events Group	$1.27	$1.43	$(107)	$1.43	$1.36	$(38)

As the Canadian operations generated aggregate operating income in 2012, Viad’s segment operating income has been unfavorably impacted by $707,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. A hypothetical change of 10 percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $1.9 million. As the United Kingdom operations generated aggregate operating income in 2012, Viad’s segment operating income has been unfavorably impacted by $72,000 from the strengthening of the British pound relative to the U.S. dollar. A hypothetical change of 10 percent in the British pound exchange rate would have resulted in a change to operating income of approximately $1.0 million. As the German operations generated aggregate operating income in 2012, Viad’s segment operating income has been unfavorably impacted by $107,000 from the strengthening of the Euro relative to the U.S. dollar. A hypothetical change of 10 percent in the Euro would have resulted in a change to operating income of approximately $62,000.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2012 and 2011, Viad did not have any significant foreign currency forward contracts outstanding.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Viad’s subsidiaries have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2012 or 2011.

Item 8. Financial Statements and Supplementary Data.

Refer to Index to Financial Statements for required information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2012, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2013, under the captions “Election of Directors,” “The Board of Directors and Corporate Governance” and “Information on Stock Ownership,” and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Executive Officers of Registrant” of this Annual Report.

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

Item 11. Executive Compensation.

Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2013, under the caption “Compensation Discussion and Analysis” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May  21, 2013, under the caption “Information on Stock Ownership,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding director independence, and certain relationships and related transactions, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2013, under the caption “The Board of Directors and Corporate Governance,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2013, under the captions “Fees and Services of Independent Registered Public Accountants” and “Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 11th day of March, 2013.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date: March 11, 2013	By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and
Chief Executive Officer

Principal Financial Officer

Date: March 11, 2013	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date: March 11, 2013	By:	/s/ G. Michael Latta
G. Michael Latta
Chief Accounting Officer—Controller

Directors

Daniel Boggan Jr.
Isabella Cunningham
Richard H. Dozer
Jess Hay
Edward E. Mace
Robert E. Munzenrider
Margaret E. Pederson
Albert M. Teplin

Date: March 11, 2013	By:	/s/ Ellen M. Ingersoll
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

Management assessed the effectiveness of Viad’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2012, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on the following page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Viad Corp

Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Phoenix, Arizona March 11, 2013

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$114,171	$100,376
Accounts receivable, net of allowance for doubtful accounts of $1,150 and $1,072, respectively	62,756	63,583
Inventories	35,656	35,825
Deferred income taxes	26,301	24,200
Other current assets	15,534	14,647

Total current assets	254,418	238,631
Property and equipment, net	197,298	173,813
Other investments and assets	32,416	31,051
Deferred income taxes	26,104	38,755
Goodwill	137,820	133,694
Other intangible assets, net	2,521	1,884

Total Assets	$650,577	$617,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,995	$51,448
Other current liabilities	107,684	97,331
Current portion of long-term capital lease obligations	1,347	2,018

Total current liabilities	167,026	150,797
Long-term capital lease obligations	879	1,221
Pension and postretirement benefits	37,812	35,419
Other deferred items and liabilities	47,828	44,212

Total liabilities	253,545	231,649

Commitments and contingencies (Notes 17 and 18)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	593,862	599,188
Retained deficit	(13,034)	(13,256)
Unearned employee benefits and other	(1,301)	(2,951)
Accumulated other comprehensive income (loss):
Unrealized gain on investments, net	275	222
Cumulative foreign currency translation adjustments	42,158	34,648
Unrecognized net actuarial loss and prior service credit, net	(14,968)	(12,977)
Common stock in treasury, at cost, 4,694,468 and 4,790,920 shares, respectively	(256,333)	(264,382)

Total Viad Corp stockholders’ equity	388,061	377,894
Noncontrolling interest	8,971	8,285

Total stockholders’ equity	397,032	386,179

Total Liabilities and Stockholders’ Equity	$650,577	$617,828

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Revenues:
Exhibition and event services	$726,429	$670,054	$590,444
Exhibits and environments	175,611	170,496	166,040
Travel and recreation services	123,191	101,814	88,277

Total revenues	1,025,231	942,364	844,761

Costs and expenses:
Costs of services	818,837	752,679	656,315
Costs of products sold	164,532	164,309	173,690
Corporate activities	9,408	7,682	6,422
Interest income	(593)	(779)	(584)
Interest expense	1,303	1,511	1,835
Restructuring charges	4,942	3,782	4,222
Intangible asset impairment losses	—	—	185
Other impairment losses	—	—	117

Total costs and expenses	998,429	929,184	842,202

Income from continuing operations before income taxes	26,802	13,180	2,559
Income tax expense	20,843	3,888	1,742

Income from continuing operations	5,959	9,292	817
Income from discontinued operations	624	451	262

Net income	6,583	9,743	1,079
Net income attributable to noncontrolling interest	(686)	(533)	(636)

Net income attributable to Viad	$5,897	$9,210	$443

Diluted income per common share
Income from continuing operations attributable to Viad common stockholders	$0.26	$0.43	$0.01
Income from discontinued operations attributable to Viad common stockholders	0.03	0.02	0.01

Net income attributable to Viad common stockholders	$0.29	$0.45	$0.02

Weighted-average outstanding and potentially dilutive common shares	20,005	20,055	20,277

Basic income per common share
Income from continuing operations attributable to Viad common stockholders	$0.26	$0.43	$0.01
Income from discontinued operations attributable to Viad common stockholders	0.03	0.02	0.01

Net income attributable to Viad common stockholders	$0.29	$0.45	$0.02

Weighted-average outstanding common shares	19,701	19,719	19,955

Dividends declared per common share	$0.28	$0.16	$0.16

Amounts attributable to Viad common stockholders
Income from continuing operations	$5,273	$8,759	$181
Income from discontinued operations	624	451	262

Net income	$5,897	$9,210	$443

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Net income	$6,583	$9,743	$1,079

Other comprehensive income (loss):
Unrealized investment gains (losses) arising during the period, net of tax expense (benefit) of $33, $(36) and $82	53	(60)	128
Unrealized foreign currency translation adjustments, net of tax	7,510	(4,331)	7,696
Amortization of net actuarial loss, net of tax expense (benefit) of $(574), $(709) and $1,433	(1,311)	(1,777)	(2,109)
Amortization of prior service credit, net of tax expense (benefit) of $(433), $(487) and $17	(680)	(790)	84

Total other comprehensive income (loss)	5,572	(6,958)	5,799

Comprehensive income	12,155	2,785	6,878
Comprehensive income attributable to noncontrolling interest	(686)	(533)	(636)

Comprehensive income attributable to Viad	$11,469	$2,252	$6,242

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Cash flows from operating activities
Net income	$6,583	$9,743	$1,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,731	29,126	28,252
Deferred income taxes	11,274	(924)	744
Income from discontinued operations	(624)	(451)	(262)
Restructuring charges	4,942	3,782	4,222
Impairment charges	—	—	302
Losses (gains) on dispositions of property and other assets	(206)	(42)	45
Share-based compensation expense	7,232	4,413	3,518
Excess tax benefit from share-based compensation arrangements	(293)	(54)	(27)
Other non-cash items, net	10,157	4,659	4,580
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	142	(18,092)	(3,042)
Inventories	195	3,729	6,148
Accounts payable	4,310	4,372	4,637
Restructuring liabilities	(4,694)	(3,888)	(6,718)
Accrued compensation	1,631	4,563	6,966
Customer deposits	926	4,950	2,000
Income taxes payable	467	(2,694)	(1,264)
Other assets and liabilities, net	(3,587)	(8,456)	(7,897)

Net cash provided by operating activities	69,186	34,736	43,283

Cash flows from investing activities
Capital expenditures	(27,675)	(21,538)	(17,040)
Acquisition of businesses, net of cash acquired	(23,546)	(41,105)	—
Proceeds from sale of land—discontinued operations	1,041	—	—
Proceeds from dispositions of property and other assets	322	440	14,753
Proceeds from sale of short-term investments	384	—	—

Net cash used in investing activities	(49,474)	(62,203)	(2,287)

Cash flows from financing activities
Payments on debt and capital lease obligations	(2,685)	(7,375)	(4,900)
Dividends paid on common stock	(4,454)	(3,241)	(3,275)
Common stock purchased for treasury	(1,656)	(5,230)	(6,906)
Debt issuance costs	—	(1,001)	—
Excess tax benefits from share-based compensation arrangements	293	54	27
Proceeds from exercise of stock options	248	296	593

Net cash used in financing activities	(8,254)	(16,497)	(14,461)

Effect of exchange rate changes on cash and cash equivalents	2,337	(1,501)	2,964

Net change in cash and cash equivalents	13,795	(45,465)	29,499
Cash and cash equivalents, beginning of year	100,376	145,841	116,342

Cash and cash equivalents, end of year	$114,171	$100,376	$145,841

Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,386	$10,213	$7,931

Cash paid for interest	$1,103	$1,088	$1,131

Equipment acquired under capital leases	$1,011	$1,327	$963

See Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Capital	Retained Earnings (Deficit)	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Viad Equity	Non- Controlling Interest	Total Stockholders’ Equity
	(in thousands)
Balance, January 1, 2010	$37,402	$606,038	$(16,405)	$(5,954)	$23,052	$(266,618)	$377,515	$7,116	$384,631
Net income	—	—	443	—	—	—	443	636	1,079
Dividends on common stock	—	—	(3,275)	—	—	—	(3,275)	—	(3,275)
Common stock purchased for treasury	—	—	—	—	—	(6,905)	(6,905)	—	(6,905)
Employee benefit plans	—	(2,397)	—	—	—	2,989	592	—	592
ESOP allocation adjustment	—	—	—	1,518	—	—	1,518	—	1,518
Share-based compensation—equity awards	—	3,785	—	—	—	—	3,785	—	3,785
Tax deficiencies from share-based compensation	—	(524)	—	—	—	—	(524)	—	(524)
Unrealized foreign currency translation adjustment	—	—	—	—	7,696	—	7,696	—	7,696
Unrealized gain on investments	—	—	—	—	128	—	128	—	128
Amortization of prior service credit	—	—	—	—	84	—	84	—	84
Amortization of net actuarial loss	—	—	—	—	(2,109)	—	(2,109)	—	(2,109)
Other, net	—	—	8	3	—	—	11	—	11

Balance, December 31, 2010	37,402	606,902	(19,229)	(4,433)	28,851	(270,534)	378,959	7,752	386,711
Net income	—	—	9,210	—	—	—	9,210	533	9,743
Dividends on common stock	—	—	(3,241)	—	—	—	(3,241)	—	(3,241)
Common stock purchased for treasury	—	—	—	—	—	(5,230)	(5,230)	—	(5,230)
Employee benefit plans	—	(11,086)	—	—	—	11,381	295	—	295
ESOP allocation adjustment	—	—	—	1,490	—	—	1,490	—	1,490
Share-based compensation—equity awards	—	3,688	—	—	—	—	3,688	—	3,688
Tax deficiencies from share-based compensation	—	(325)	—	—	—	—	(325)	—	(325)
Unrealized foreign currency translation adjustment	—	—	—	—	(4,331)	—	(4,331)	—	(4,331)
Unrealized loss on investments	—	—	—	—	(60)	—	(60)	—	(60)
Amortization of prior service credit	—	—	—	—	(790)	—	(790)	—	(790)
Amortization of net actuarial loss	—	—	—	—	(1,777)	—	(1,777)	—	(1,777)
Other, net	—	9	4	(8)	—	1	6	—	6

Balance, December 31, 2011	37,402	599,188	(13,256)	(2,951)	21,893	(264,382)	377,894	8,285	386,179
Net income	—	—	5,897	—	—	—	5,897	686	6,583
Dividends on common stock	—	—	(5,674)	—	—	—	(5,674)	—	(5,674)
Common stock purchased for treasury	—	—	—	—	—	(1,656)	(1,656)	—	(1,656)
Employee benefit plans	—	(9,456)	—	—	—	9,704	248	—	248
ESOP allocation adjustment	—	—	—	1,647	—	—	1,647	—	1,647
Share-based compensation—equity awards	—	4,036	—	—	—	—	4,036	—	4,036
Tax benefits from share-based compensation	—	96	—	—	—	—	96	—	96
Unrealized foreign currency translation adjustment	—	—	—	—	7,510	—	7,510	—	7,510
Unrealized gain on investments	—	—	—	—	53	—	53	—	53
Amortization of net actuarial loss	—	—	—	—	(1,311)	—	(1,311)	—	(1,311)
Amortization of prior service credit	—	—	—	—	(680)	—	(680)	—	(680)
Other, net	—	(2)	(1)	3	—	1	1	—	1

Balance, December 31, 2012	$37,402	$593,862	$(13,034)	$(1,301)	$27,465	$(256,333)	$388,061	$8,971	$397,032

See Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Nature of Business

Viad’s reportable segments consist of Marketing & Events U.S., Marketing & Events International and Travel & Recreation Group.

Marketing & Events Group

The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for clients and venues, including shopping malls, movie studios, museums and leading consumer brands.

Travel & Recreation Group

Travel and recreation services are provided by Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”).

Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations, including the Banff International Hotel acquired on March 7, 2012. The Banff International Hotel is a 162-guest room hotel located in downtown Banff, Alberta, Canada.

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

Revenue Recognition. Viad recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. GES derives revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction and refurbishment of exhibit booths and holiday themed environments. Service revenue is recognized at the time services are performed. Exhibits and environments revenue is accounted for using the completed-contract method as contracts are typically completed within three months of contract signing. The Travel & Recreation Group generates revenues through its attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.

Share-Based Compensation. Viad recognizes and measures compensation costs related to all share-based payment awards using the fair value method of accounting. These awards generally include restricted stock, performance-based restricted stock (“PBRS”), stock options and liability-based awards (including performance units, restricted stock units and performance-based restricted stock units).

The fair value of restricted stock and PBRS awards are based on Viad’s stock price on the date of grant. Viad issues restricted stock and PBRS awards from shares held in treasury. Future vesting of restricted stock and PBRS is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock and PBRS have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock, except to the extent restrictions have lapsed.

Restricted stock awards vest between three and five years from the date of grant. Share-based compensation expense related to restricted stock is recognized using the straight-line method over the requisite service period of approximately three years except for certain awards with a five-year vesting period whereby expense is recognized based on an accelerated multiple-award approach over a five-year period. For these awards, 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates.

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

Impact of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to goodwill impairment testing, which is codified in Accounting Standards Codification (“ASC”) Topic 350. The new guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after performing the assessment, an entity determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance did not have a material impact on Viad’s financial condition or results of operations. The Company performs its annual goodwill impairment test as of October 31 of each year.

In February 2013, the FASB issued new guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income, which is codified in ASC Topic 220. The new guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income in certain circumstances, or otherwise cross-reference amounts to other disclosures. The guidance is effective for reporting periods beginning after December 15, 2012, and will not have an impact on Viad’s financial condition or results of operations.

Note 2. Share-Based Compensation

Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1,700,000 shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1,500,000 shares. As of December 31, 2012, there were 1,071,632 total shares available for future grant.

The following table summarizes share-based compensation expense:

	2012	2011	2010
	(in thousands)
Restricted stock/PBRS	$3,267	$3,042	$2,821
Performance unit incentive plan (“PUP”)	2,922	714	(3)
Stock options	593	537	447
Restricted stock units/PBRS units	450	120	253

Total share-based compensation before income tax benefit	7,232	4,413	3,518
Income tax benefit	(2,574)	(1,594)	(1,225)

Total share-based compensation, net of income tax benefit	$4,658	$2,819	$2,293

In addition, $253,000, $124,000 and $519,000 of costs associated with share-based compensation were included in restructuring expense in 2012, 2011 and 2010, respectively. Of the 2012 amount, $94,000 related to the PUP awards presented below. No share-based compensation costs were capitalized during 2012, 2011 or 2010.

Restricted Stock and PBRS. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2010	390,810	$24.59	174,927	$20.77
Granted	157,900	19.30	—	—
Vested	(65,961)	34.42	(29,547)	35.31
Cancelled	—	—	(126,550)	15.36
Forfeited	(4,250)	22.55	—	—

Balance at December 31, 2010	478,499	21.51	18,830	33.02
Granted	191,850	22.70	—	—
Vested	(91,212)	31.31	(18,414)	33.42
Forfeited	(7,115)	20.81	—	—

Balance at December 31, 2011	572,022	20.36	416	15.36
Granted	168,050	20.46	—	—
Vested	(219,571)	18.26	(416)	15.36
Forfeited	(4,150)	24.80	—	—

Balance at December 31, 2012	516,351	21.25	—	—

The grant date fair value of restricted stock which vested during 2012, 2011 and 2010 was $4.0 million, $2.9 million and $2.3 million, respectively. The grant date fair value of PBRS which vested during 2012, 2011 and 2010 was $6,000, $615,000 and $1.0 million, respectively. As of December 31, 2012, the unamortized cost of all outstanding stock awards was $4.0 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.0 years. During 2012, 2011 and 2010, the Company repurchased 56,885 shares for $1.1 million, 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on vested share-based awards.

Liability-Based Awards. The following table summarizes the liability-based award activity:

	Restricted Stock Units		PBRS Units		PUP Awards
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Balance at January 1, 2010	13,700	$15.36	13,900	$15.36	102,960	$33.81
Granted	12,350	19.20	—	—	—	—
Vested	—	—	(1,958)	15.36	—	—
Cancelled	—	—	(8,028)	15.36	—	—

Balance at December 31, 2010	26,050	17.18	3,914	15.36	102,960	33.81
Granted	12,550	23.01	—	—	95,500	23.02
Vested	—	—	(1,958)	15.36	—	—
Cancelled	—	—	—	—	(102,960)	33.81

Balance at December 31, 2011	38,600	19.07	1,956	15.36	95,500	23.02
Granted	15,850	20.57	—	—	115,100	20.60
Vested	(13,100)	15.36	(1,956)	15.36	—	—
Cancelled	(850)	20.89	—	—	—	—

Balance at December 31, 2012	40,500	20.82	—	—	210,600	21.70

As of December 31, 2012 and 2011, Viad had aggregate liabilities recorded of $633,000 and $475,000, respectively, related to restricted stock unit and PBRS unit liability awards. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and cash payouts of $35,000 and $52,000 were distributed in January 2012 and January 2011, respectively. Similarly, a portion of the 2009 restricted stock unit awards vested in February 2012 and cash payouts of $257,000 were distributed in February 2012.

As of December 31, 2012 and 2011, Viad had liabilities recorded of $3.7 million and $714,000, respectively, related to PUP awards. There were no PUP awards which vested or cancelled during 2012 or 2011. Furthermore, there were no cash settlements of PUP awards during 2012 or 2011. No PUP awards were granted in 2010 and no other PUP awards vested during 2012, 2011 or 2010.

Stock Options. The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2010	541,718	$25.74	462,683
Granted	280,900	19.20
Exercised	(22,311)	23.21
Forfeited or expired	(36,513)	26.34

Options outstanding at December 31, 2010	763,794	23.38	451,194
Exercised	(14,616)	20.14
Forfeited or expired	(164,977)	23.88

Options outstanding at December 31, 2011	584,201	23.32	396,688
Exercised	(12,099)	19.41
Forfeited or expired	(208,206)	25.81

Options outstanding at December 31, 2012	363,896	22.03	276,009

As of December 31, 2012, the total unrecognized cost related to non-vested stock option awards was $104,000. Viad expects to recognize such costs in the consolidated financial statements over a weighted-average period of less than one year. No stock options were granted in 2012 or 2011.

The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$19.20	247,867	7.0 years	$19.20	166,740	$19.20
$19.57	43,796	0.3 years	19.57	43,796	19.57
$23.28 to $31.92	29,433	1.1 years	29.43	27,433	29.76
$33.81 to $38.44	42,800	1.7 years	35.86	38,040	36.12

$19.20 to $38.44	363,896	5.1 years	22.03	276,009	22.64

In addition to the above, Viad had stock options outstanding which were granted to employees of MoneyGram International, Inc. prior to the spin-off of that company. As of December 31, 2012, there were 2,267 of such options outstanding and exercisable, both with an exercise price of $19.57. The weighted-average remaining contractual life of these options outstanding was less than one year. During 2012, 135 options were exercised by employees of MoneyGram International, Inc. at an exercise price of $19.57.

Stock options granted in 2010 were for a term of 10 years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted between 2004 and 2008 were for contractual terms of seven years and become exercisable, based on a graded vesting schedule, in annual increments of 20 percent beginning one year after the grant date and become fully exercisable after five years from the date of grant. Stock options granted in 2003 were for a term of 10 years and became exercisable one third after one year, another third after two years and the balance after three years from the date of grant. Stock options granted in calendar years 2002 and prior were for a contractual term of 10 years and became exercisable 50 percent after one year from the date of grant with the balance exercisable after two years from the date of grant.

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

Additional information pertaining to stock options is provided in the table below:

	2012	2011	2010
	(in thousands)
Total intrinsic value of stock options outstanding	$2,329	$—	$2,341
Total intrinsic value of stock options exercised	$296	$325	$544
Fair value of stock options vested	$539	$682	$404
Cash received from the exercise of stock options	$248	$296	$593
Tax benefits (deficiencies) realized for tax deductions related to stock option exercises and performance-based awards	$96	$(325)	$(524)

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

The Company recorded $1.9 million of goodwill in connection with the transaction, which is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The goodwill is partially deductible for tax purposes pursuant to regulations in Canada. The amount assigned to other intangible assets of $1.3 million relates to an operating contract and customer relationships. The weighted-average amortization period related to the other intangible assets was 7.7 years. Included in the “Property and equipment” caption above are certain leasehold interests of $7.9 million for which the Company is considered to have perpetual use rights of the land related to the Banff International Hotel. These land interests are not subject to amortization. The transaction costs related to the acquisition were insignificant. The results of operations of the Banff International Hotel have been included in Viad’s consolidated financial statements from the date of acquisition.

On September 16, 2011, Viad acquired the Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins consist of 46 guest cabins near the entrance to Denali National Park and Preserve. These properties are operated by Alaska Denali Travel within the Travel & Recreation Group. The Company recorded $3.2 million of goodwill in connection with the transaction. The amount assigned to other intangible assets of $626,000 relates to customer relationships.

On June 29, 2011, Viad acquired St. Mary Lodge & Resort (“St. Mary”) for $15.3 million in cash. St. Mary is a 115-guest room hotel located outside of Glacier National Park’s east entrance and is operated by Glacier Park within the Travel & Recreation Group. The Company recorded $3.1 million of goodwill in connection with the transaction. The amount assigned to other intangible assets of $60,000 relates to a non-amortized business license.

On January 5, 2011, Viad acquired Grouse Mountain Lodge for $10.5 million in cash. Grouse Mountain Lodge is located in Whitefish, Montana and is operated by Glacier Park within the Travel & Recreation Group. The Company recorded $1.3 million of goodwill in connection with the transaction. The amount assigned to other intangible assets of $400,000 relates to a non-amortized business license.

The following information represents the aggregate amounts assigned to the assets and liabilities of the acquisitions that occurred during 2011:

(in thousands)
Cash and cash equivalents	$30
Other current assets	870
Property and equipment	32,905
Goodwill	7,645
Other intangible assets	1,086

Total assets acquired	42,536

Customer deposits	(821)
Other current liabilities	(198)
Other long-term liabilities	(382)

Total liabilities acquired	(1,401)

Purchase price	$41,135

The primary factor that contributed to the recognition of goodwill for the 2011 acquisitions relates to future growth opportunities. The acquired goodwill is included in the Travel & Recreation Group and is deductible for tax purposes over a period of 15 years. The transaction costs related to the acquisitions were insignificant. The results of operations of the acquisitions have been included in Viad’s consolidated financial statements from the date of each acquisition.

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming that the acquisitions had each been completed at the beginning of each year:

	2012	2011
	(in thousands, except per share data)
Revenue	$1,025,681	$954,766
Depreciation and amortization	30,935	30,619
Segment operating income	41,831	28,186
Income from continuing operations	5,251	10,379
Net income attributable to Viad	5,875	10,830
Diluted net income per share	0.29	0.53
Basic net income per share	0.29	0.53

Note 4. Inventories

The components of inventories as of December 31 were as follows:

	2012	2011
	(in thousands)
Raw materials	$16,422	$18,297
Work in process	19,234	17,528

Inventories	$35,656	$35,825

Note 5. Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2012	2011
	(in thousands)
Land and land interests	$26,124	$18,134
Buildings and leasehold improvements	137,293	109,077
Equipment and other	310,448	310,186

	473,865	437,397
Accumulated depreciation	(276,567)	(263,584)

Property and equipment, net	$197,298	$173,813

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $14.2 million and $14.9 million as of December 31, 2012 and 2011, respectively.

Included in the “Land and land interests” caption above are certain leasehold interests in land within the Travel & Recreation Group for which the Company is considered to have perpetual use rights. The carrying amount of these leasehold interests was $10.6 million and $2.6 million at December 31, 2012 and 2011, respectively. These land interests are not subject to amortization.

Depreciation expense was $30.0 million, $28.4 million and $27.3 million for 2012, 2011 and 2010, respectively. During 2010, Viad recorded impairment losses of $117,000 at the Travel & Recreation Group related to a tour boat at the Travel & Recreation Group. No impairment losses were recorded during 2012 or 2011.

Note 6. Other Investments and Assets

As of December 31 other investments and assets consisted of the following:

	2012	2011
	(in thousands)
Cash surrender value of life insurance	$19,142	$18,812
Workers’ compensation insurance security deposits	3,350	4,658
Other	9,924	7,581

Total other investments and assets	$32,416	$31,051

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

		Marketing &	Travel &
	Marketing &	Events	Recreation
	Events U.S.	International	Group	Total
	(in thousands)
Balance at January 1, 2011	$62,686	$22,455	$42,300	$127,441
Business acquisitions	—	—	7,645	7,645
Foreign currency translation adjustments	—	(257)	(1,135)	(1,392)

Balance at December 31, 2011	62,686	22,198	48,810	133,694
Business acquisition	—	—	1,890	1,890
Foreign currency translation adjustments	—	856	1,380	2,236

Balance at December 31, 2012	$62,686	$23,054	$52,080	$137,820

The following table summarizes goodwill by reporting unit and segment as of December 31:

	2012	2011
	(in thousands)
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
United Kingdom (Melville GES)	13,894	13,291
GES Canada	9,160	8,907

Total Marketing & Events Group	85,740	84,884

Travel & Recreation Group:
Brewster	44,435	41,165
Glacier Park	4,461	4,461
Alaska Denali Travel	3,184	3,184

Total Travel & Recreation Group	52,080	48,810

Total Goodwill	$137,820	$133,694

For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested based on the segment’s geographical operations. For the Marketing & Events International segment the reporting units are United Kingdom (Melville GES) and Canada. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes within the Travel & Recreation Group.

As a result of the Company’s most recent analysis performed in October 2012, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test was 126 percent, 67 percent and 34 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom (Melville GES) and Canada, respectively. For the Brewster, Glacier Park and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 58 percent, 37 percent and 14 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional impairment testing, which may result in impairment losses.

During 2010, Viad recorded impairment losses of $185,000 related to other intangible assets at the Travel & Recreation Group. As of December 31, 2012, Viad had cumulative goodwill impairment losses of $225.2 million since the adoption of the goodwill impairment testing provisions of ASC Topic 350.

A summary of other intangible assets as of December 31, 2012 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$3,594	$(2,384)	$1,210
Other	959	(108)	851

	4,553	(2,492)	2,061
Unamortized intangible assets:
Business licenses	460	—	460

Total	$5,013	$(2,492)	$2,521

A summary of other intangible assets as of December 31, 2011 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Customer contracts and relationships	$3,122	$(1,736)	$1,386
Other	68	(30)	38

	3,190	(1,766)	1,424
Unamortized intangible assets:
Business licenses	460	—	460

Total	$3,650	$(1,766)	$1,884

Intangible asset amortization expense for 2012, 2011 and 2010 was $693,000, $772,000 and $954,000, respectively. The weighted-average amortization period of customer contracts and relationships and other amortizable intangible assets is approximately 3.7 years and 4.8 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
2013	$712
2014	$426
2015	$255
2016	$199
2017	$445
Thereafter	$24

Note 8. Accrued Liabilities and Other

As of December 31 other current liabilities consisted of the following:

	2012	2011
	(in thousands)
Continuing operations:
Customer deposits	$50,172	$49,182
Accrued compensation	25,067	22,587
Self-insured liability accrual	8,501	6,697
Accrued restructuring	4,084	2,303
Accrued sales and use taxes	3,179	1,668
Accrued employee benefit costs	3,132	3,730
Accrued dividends	2,053	827
Accrued foreign income taxes	28	234
Other	9,998	8,185

	106,214	95,413

Discontinued operations:
Environmental remediation liabilities	571	755
Self-insured liability accrual	527	639
Other	372	524

	1,470	1,918

Total other current liabilities	$107,684	$97,331

As of December 31 other deferred items and liabilities consisted of the following:

	2012	2011
	(in thousands)
Continuing operations:
Self-insured liability accrual	$15,579	$14,403
Accrued compensation	8,061	5,538
Accrued restructuring	3,140	4,647
Foreign deferred tax liability	2,024	1,219
Other	6,734	5,900

	35,538	31,707

Discontinued operations:
Self-insured liability accrual	5,188	5,351
Environmental remediation liabilities	4,745	4,999
Accrued income taxes	1,053	1,022
Other	1,304	1,133

	12,290	12,505

Total other deferred items and liabilities	$47,828	$44,212

Note 9. Debt

Long-term capital lease obligations as of December 31 were as follows:

	2012	2011
	(in thousands)
Capital lease obligations, 6.4% (2012) and 6.2% (2011) weighted-average interest rate at December 31, due to 2017	$2,226	$3,239
Current portion	(1,347)	(2,018)

Long-term capital leases	$879	$1,221

Effective May 18, 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. In April 2011, Viad paid off its outstanding borrowing under the previous credit facility of $4.2 million and as of December 31, 2012, Viad’s total debt of $2.2 million consisted entirely of capital lease obligations. As of December 31, 2012, Viad had $128.2 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio, minimum cash balance, and dividend limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2012, Viad was in compliance with all covenants.

Effective December 12, 2012, the Credit Facility was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year pursuant to certain conditions. The amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists. The amendment also allows dividends to be declared and paid in excess of $10 million in the aggregate per calendar year, as well as distributions on its capital stock, as defined in the Credit Facility, unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists.

As of December 31, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2012 would be $21.2 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Aggregate annual maturities of capital lease obligations as of December 31, 2012 are as follows:

(in thousands)
2013	$1,421
2014	594
2015	283
2016	34
2017	17

Total	2,349
Less: Amount representing interest	(123)

Present value of minimum lease payments	$2,226

The gross amount of assets recorded under capital leases as of December 31, 2012 was $5.9 million and accumulated amortization was $2.9 million. As of December 31, 2011, the gross amount of assets recorded under capital leases and accumulated amortization was $6.6 million and $3.0 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. See Note 5.

The weighted-average interest rate on total debt was 8.5 percent, 7.8 percent and 12.0 percent, for 2012, 2011 and 2010, respectively. The weighted average interest rates include the effects of commitment fees and other costs of long-term bank credit.

The estimated fair value of total debt was $2.1 million and $3.0 million as of December 31, 2012 and 2011, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at December 31, 2012 Using
Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
Money market funds	$10,177	$10,177	$—	$—
Other mutual funds	1,239	1,239	—	—

Total	$11,416	$11,416	$—	$—

		Fair Value Measurements at December 31, 2011 Using
Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
Money market funds	$20,862	$20,862	$—	$—
Other mutual funds	1,373	1,373	—	—

Total	$22,235	$22,235	$—	$—

As of December 31, 2012 and 2011, Viad had investments in money market mutual funds of $10.2 million and $20.9 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of December 31, 2012 and 2011, Viad had investments in other mutual funds of $1.2 million and $1.4 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2012 and 2011, there were unrealized gains of $450,000 ($275,000 after-tax) and $366,000 ($222,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

Note 11. Income Per Share

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for net income attributable to Viad:

	2012	2011	2010
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$5,897	$9,210	$443
Less: Allocation to non-vested shares	(157)	(248)	(11)

Net income allocated to Viad common stockholders	$5,740	$8,962	$432

Denominator:
Weighted-average outstanding common shares	19,701	19,719	19,955

Net income attributable to Viad common stockholders	$0.29	$0.45	$0.02

Diluted net income per share
Numerator:
Net income attributable to Viad	$5,897	$9,210	$443

Denominator:
Weighted-average outstanding shares	19,701	19,719	19,955
Additional dilutive shares related to share-based compensation	304	336	322

Weighted-average outstanding and potentially dilutive shares	20,005	20,055	20,277

Net income attributable to Viad common stockholders(1)	$0.29	$0.45	$0.02

(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 110,000, 304,000 and 474,000 shares of common stock were outstanding during 2012, 2011 and 2010, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 304,000, 336,000 and 322,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share in 2012, 2011 and 2010, respectively.

Note 12. Employee Stock Ownership Feature of 401(k) Plan

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

In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In 2004, Viad borrowed $12.4 million under its revolving credit agreement to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, was recorded as a reduction of stockholders’ equity. In 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. As of December 31, 2012, the balance of the ESOP loan was $1.3 million and is included in the consolidated balance sheets under the caption “Unearned employee benefits and other.” The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting stockholders’ equity is reduced as stock is allocated to employees and benefits are charged to expense. The 401(k) Plan repays the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.

Information regarding ESOP transactions is as follows:

	2012	2011	2010
	(in thousands)
Amounts paid by ESOP for:
Debt repayment	$1,647	$1,490	$1,518
Interest	5	8	12
Amounts received from Viad as:
Contributions	1,604	1,435	1,444
Dividends	48	63	86

Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the loan. Viad recorded expense of $1.7 million, $1.6 million and $1.5 million in 2012, 2011 and 2010, respectively.

Unallocated shares held by the 401(k) Plan totaled 130,577 and 293,280 as of December 31, 2012 and 2011, respectively. Shares allocated during 2012 and 2011 totaled 162,703 and 147,089, respectively.

Note 13. Preferred Stock Purchase Rights

Viad had one Preferred Stock Purchase Right (“Right”) outstanding on each outstanding share of common stock pursuant to a shareholder rights plan (the “Rights Agreement”) adopted by the Board of Directors on February 28, 2002, as adjusted in connection with Viad’s one-for-four reverse stock split on July 1, 2004, and as amended on February 28, 2012. The Rights expired and the Rights Agreement terminated on February 28, 2013 on its own terms.

Viad has authorized five million and two million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which is outstanding.

Note 14. Income Taxes

The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates:

	2012		2011		2010
	(in thousands)
Computed income tax expense at statutory federal income tax rate of 35%	$9,381	35.0%	$4,613	35.0%	$896	35.0%
State income taxes, net of federal provision	470	1.8%	(100)	(0.8%)	(172)	(6.7%)
Foreign tax rate differentials	(2,031)	(7.6%)	(1,679)	(12.7%)	(1,560)	(61.0%)
U.S. tax on foreign earnings (net of foreign tax credits)	(595)	(2.2%)	1,105	8.4%	629	24.6%
Tax resolutions, net	—	0.0%	(103)	(0.8%)	(514)	(20.1%)
Change in enacted tax law	—	0.0%	—	0.0%	1,279	50.0%
Change in valuation allowance	14,220	53.1%	(55)	(0.4%)	249	9.7%
Proceeds from life insurance	(472)	(1.8%)	—	0.0%	(460)	(18.0%)
Other, net	(130)	(0.5%)	107	0.8%	1,395	54.6%

Income tax expense	$20,843	77.8%	$3,888	29.5%	$1,742	68.1%

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

Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2012 and 2011, Viad did not have any accrued gross liabilities associated with uncertain tax positions for continuing operations. As of December 31, 2010, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $146,000. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. During 2011, Viad recorded tax-related interest expense credits of $146,000.

During 2011 and 2010, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $103,000 and $514,000, respectively. These tax resolutions primarily represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.

In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2012 and 2011. In addition, as of December 31, 2012 and 2011, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $418,000 and $386,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months.

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties):

	Continuing	Discontinued
	Operations	Operations	Total
(in thousands)
Balance at January 1, 2010	$—	$636	$636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—

Balance at December 31, 2010	—	636	636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—

Balance at December 31, 2011	—	636	636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—

Balance at December 31, 2012	$—	$636	$636

Viad’s 2009 through 2012 U.S. federal tax years and various state tax years from 2008 through 2012 remain subject to income tax examinations by tax authorities. Additionally, 2005 through 2008 remain subject to examination due to net operating loss carryback claims. In addition, tax years from 2008 through 2012 related to Viad’s foreign taxing jurisdictions also remain subject to examination.

Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2012 and 2011, liabilities associated with uncertain tax positions (including interest and penalties) of $1.1 million and $1.0 million, respectively, were classified as non-current liabilities.

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

	2012	2011
	(in thousands)
Deferred tax assets:
Pension, compensation and other employee benefits	$26,790	$22,103
Tax credit carryforwards	25,290	25,219
Provisions for losses	15,229	16,038
State income taxes	2,813	2,400
Net operating loss carryforward	1,755	3,086
Deferred income	—	125
Other deferred income tax assets	5,331	1,745

Total deferred tax assets	77,208	70,716
Foreign deferred tax assets included above	(990)	—
Valuation allowance	(14,576)	(356)

Net deferred tax assets	61,642	70,360

Deferred tax liabilities:
Property and equipment	(8,801)	(7,729)
Goodwill and other intangible assets	(1,306)	(1,006)
Unremitted foreign earnings	(978)	—
Other deferred income tax liabilities	(176)	(287)

Total deferred tax liabilities	(11,261)	(9,022)

Foreign deferred tax liabilities included above	2,024	1,617

United States deferred tax assets	$52,405	$62,955

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2012 and 2011, Viad had gross deferred tax assets of $77.2 million and $70.7 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. Accordingly, the Company recorded a valuation allowance related to all of its foreign tax credit carryforwards as of December 31, 2012, which resulted in a charge to income tax expense of $13.4 million. As of December 31, 2012 and 2011, Viad had state and foreign net operating loss carryforwards of $82.0 million and $91.9 million, respectively, for which the Company had deferred tax assets of $1.8 million and $2.1 million, respectively. The state and foreign net operating loss carryforwards expire on various dates from 2016 through 2032. During 2012, the Company increased its valuation allowance related to state and foreign net operating loss carryforwards by $805,000. As of December 31, 2012 and 2011, Viad had a valuation allowance of $1.2 million and $356,000, respectively, related to those state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

As of December 31, 2012, Viad had tax credit carryforwards related to alternative minimum tax of $11.4 million that may be carried forward indefinitely. Additionally, as of December 31, 2012, Viad had foreign tax credit carryforwards of $13.4 million, of which $268,000 expire in 2019, $8.3 million expire in 2020, $4.5 million expire in 2021 and $320,000 expire in 2022. As noted above, the Company recorded a valuation allowance of $13.4 million related to the foreign tax credit carryforwards. Viad also had general business credits of $519,000 as of December 31, 2012, which expire at various dates from 2028 to 2032.

Viad has not recorded deferred taxes on certain historical unremitted earnings of its Canadian subsidiaries as management intends to reinvest those earnings in its Canadian operations. As of December 31, 2012, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $711,000. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.

Income tax expense consisted of the following:

	2012	2011	2010
	(in thousands)
Current:
United States:
Federal	$(272)	$(4,643)	$(9,286)
State	2,189	1,292	677
Foreign	7,652	8,163	9,607

	9,569	4,812	998

Deferred:
United States:
Federal	11,127	992	3,212
State	40	(1,560)	(939)
Foreign	107	(356)	(1,529)

	11,274	(924)	744

Income tax expense	$20,843	$3,888	$1,742

The aggregate tax benefit realized in connection with the vesting of restricted stock and PBRS and the exercise of stock options was $96,000 for 2012, which was recorded as a credit to stockholders’ equity. During 2011 and 2010, the Company recorded tax deficiencies of $325,000 and $524,000, respectively, related to the vesting of restricted stock and PBRS and the exercise of stock options, which were recorded as charges to stockholders’ equity.

Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.

United States and foreign income from continuing operations before income taxes was as follows:

	2012	2011	2010
	(in thousands)
United States	$(2,843)	$(16,227)	$(22,592)
Foreign	29,645	29,407	25,151

Income from continuing operations before income taxes	$26,802	$13,180	$2,559

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

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following:

	2012	2011	2010
	(in thousands)
Net Periodic Benefit Cost
Service cost	$104	$121	$145
Interest cost	1,150	1,189	1,242
Expected return on plan assets	(406)	(563)	(588)
Amortization of prior service cost	—	—	41
Recognized net actuarial loss	491	457	572

Net periodic benefit cost	1,339	1,204	1,412

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	1,942	1,589	1,190
Reversal of amortization item:
Net actuarial loss	(491)	(457)	(572)
Prior service cost	—	—	(41)

Total recognized in other comprehensive income	1,451	1,132	577

Total recognized in net periodic benefit cost and other comprehensive income	$2,790	$2,336	$1,989

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

	2012	2011	2010
	(in thousands)
Net Periodic Benefit Cost
Service cost	$146	$128	$130
Interest cost	814	868	1,039
Expected return on plan assets	(74)	(135)	(160)
Amortization of prior service credit	(1,113)	(1,277)	(1,171)
Recognized net actuarial loss	547	533	608

Net periodic benefit cost	320	117	446

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	224	24	421
Prior service credit	—	—	(1,197)
Reversal of amortization item:
Net actuarial loss	(547)	(533)	(608)
Prior service credit	1,113	1,277	1,171

Total recognized in other comprehensive income (loss)	790	768	(213)

Total recognized in net periodic benefit cost and other comprehensive income	$1,110	$885	$233

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2012	2011	2012	2011	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$13,938	$12,853	$10,883	$10,352	$18,667	$18,987
Service cost	—	—	104	121	146	128
Interest cost	659	678	491	511	814	868
Actuarial adjustments	1,419	1,157	799	609	250	106
Plan amendments	—	—	—	—	—	—
Benefits paid	(668)	(750)	(707)	(710)	(1,176)	(1,422)

Benefit obligation at end of year	15,348	13,938	11,570	10,883	18,701	18,667

Change in plan assets:
Fair value of plan assets at beginning of year	9,846	8,858	—	—	2,118	2,678
Actual return on plan assets	683	741	—	—	100	217
Company contributions	763	997	707	710	355	645
Benefits paid	(668)	(750)	(707)	(710)	(1,176)	(1,422)

Fair value of plan assets at end of year	10,624	9,846	—	—	1,397	2,118

Funded status at end of year	$(4,724)	$(4,092)	$(11,570)	$(10,883)	$(17,304)	$(16,549)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
	2012	2011	2012	2011	2012	2011
	(in thousands)
Other current liabilities	$—	$—	$816	$717	$392	$440
Non-current liabilities	4,724	4,092	10,754	10,166	16,912	16,109

Net amount recognized	$4,724	$4,092	$11,570	$10,883	$17,304	$16,549

Amounts recognized in accumulated other comprehensive income as of December 31, 2012 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)
Net actuarial loss	$9,052	$4,548	$6,706	$20,306
Prior service credit	—	—	(2,900)	(2,900)

Subtotal	9,052	4,548	3,806	17,406
Less tax effect	(3,433)	(1,725)	(1,443)	(6,601)

Total	$5,619	$2,823	$2,363	$10,805

Amounts recognized in accumulated other comprehensive income as of December 31, 2011 consisted of:

	Funded	Unfunded	Postretirement
	Plans	Plans	Benefit Plans	Total
	(in thousands)
Net actuarial loss	$8,238	$3,911	$7,029	$19,178
Prior service credit	—	—	(4,013)	(4,013)

Subtotal	8,238	3,911	3,016	15,165
Less tax effect	(3,146)	(1,493)	(1,153)	(5,792)

Total	$5,092	$2,418	$1,863	$9,373

The estimated net actuarial loss for the pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 is approximately $597,000. The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is approximately $566,000. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2013 is approximately $901,000.

The fair value of the domestic plans’ assets by asset class was as follows:

		Fair Value Measurements at December 31, 2012
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Domestic Pension Plans:
Cash	$10,401	$10,401	$—	$—
Other	223	—	223	—

	$10,624	$10,401	$223	$—

Postretirement Benefit Plans:
Cash	$1,397	$1,397	$—	$—

		Fair Value Measurements at December 31, 2011
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
		Markets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Domestic Pension Plans:
U.S. equity securities	$2,849	$—	$2,849	$—
International equity securities	914	—	914	—
Aggregate fixed income securities	2,373	—	2,373	—
Long-term fixed income securities	3,412	—	3,412	—
Cash	72	72	—	—
Other	226	—	226	—

	$9,846	$72	$9,774	$—

Postretirement Benefit Plans:
U.S. equity securities	$283	$—	$283	$—
International equity securities	89	—	89	—
Aggregate fixed income securities	1,034	—	1,034	—
Long-term fixed income securities	490	—	490	—
Cash	222	222	—	—

	$2,118	$222	$1,896	$—

The significant amount of investments held in cash in the domestic pension and postretirement plans as of December 31, 2012 was due to a change in the investment custodian during December 2012. All securities held by the previous custodian were liquidated to cash and transferred to the new custodian on December 26, 2012. During January and February 2013, the new custodian invested the plans’ assets in a mix of equities and fixed income securities approximating the same mixes as on December 31, 2011.

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid, as well as the Medicare Part D subsidy expected to be received:

			Postretirement	Medicare
	Funded	Unfunded	Benefit	Part D Subsidy
	Plans	Plans	Plans	Receipts
	(in thousands)
2013	$784	$832	$1,768	$268
2014	762	810	1,760	272
2015	791	795	1,744	273
2016	737	771	1,719	273
2017	774	794	1,647	271
2018-2022	4,200	4,181	7,434	1,267

Foreign Pension Plans. Certain of Viad’s foreign operations also maintain trusteed defined benefit pension plans covering certain employees which are funded by the companies, and unfunded defined benefit pension plans providing supplemental benefits to select management employees. These plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The components of net periodic benefit cost and other amounts recognized in other comprehensive income included the following:

	2012	2011	2010
	(in thousands)
Net Periodic Benefit Cost
Service cost	$491	$366	$304
Interest cost	737	729	780
Expected return on plan assets	(622)	(665)	(597)
Recognized net actuarial loss	201	73	54

Net periodic benefit cost	807	503	541

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	958	1,936	299
Reversal of amortization of net actuarial loss	(201)	(73)	(54)

Total recognized in other comprehensive income	757	1,863	245

Total recognized in net periodic benefit cost and other comprehensive income	$1,564	$2,366	$786

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
	2012	2011	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$13,141	$11,453	$2,939	$2,929
Service cost	491	366	—	—
Interest cost	607	583	130	146
Actuarial adjustments	1,086	1,421	113	173
Benefits paid	(328)	(351)	(220)	(231)
Translation adjustment	390	(331)	70	(78)

Benefit obligation at end of year	15,387	13,141	3,032	2,939

Change in plan assets:
Fair value of plan assets at beginning of year	11,028	10,834	—	—
Actual return on plan assets	860	100	—	—
Company contributions	1,111	709	220	231
Benefits paid	(328)	(351)	(220)	(231)
Translation adjustment	326	(264)	—	—

Fair value of plan assets at end of year	12,997	11,028	—	—

Funded status at end of year	$(2,390)	$(2,113)	$(3,032)	$(2,939)

As of December 31, 2012 and 2011, the foreign funded plans had liabilities of $2.4 million and $2.1 million, respectively. The unfunded plans had liabilities of $3.0 million and $2.9 million at December 31, 2012 and 2011, respectively. These amounts are each included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”

The net actuarial losses for the foreign funded plans as of December 31, 2012 and 2011 were $5.3 million ($3.9 million after-tax) and $4.6 million ($3.4 million after-tax), respectively. The net actuarial losses as of December 31, 2012 and 2011 for the foreign unfunded plans were $366,000 ($271,000 after-tax) and $269,000 ($199,000 after-tax), respectively.

The fair value of the foreign pension plans’ assets by asset category were as follows:

		Fair Value Measurements at December 31, 2012
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
U.S. equity securities	$1,185	$1,185	$—	$—
International equity securities	4,871	4,494	377	—
Canadian fixed income securities	6,744	6,744	—	—
Other	197	197	—	—

	$12,997	$12,620	$377	$—

		Fair Value Measurements at December 31, 2011
Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
U.S. equity securities	$977	$977	$—	$—
International equity securities	3,995	3,639	356	—
Canadian fixed income securities	5,975	5,975	—	—
Other	81	81	—	—

	$11,028	$10,672	$356	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

	Funded	Unfunded
	Plans	Plans
	(in thousands)
2013	$385	$219
2014	492	218
2015	612	218
2016	616	217
2017	619	216
2018-2022	3,707	1,066

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets. The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
	2012	2011	2012	2011
	(in thousands)
Projected benefit obligation	$15,348	$13,938	$11,570	$10,883
Accumulated benefit obligation	15,348	13,938	11,322	10,589
Fair value of plan assets	10,624	9,846	—	—

	Foreign Plans
	Funded Plans		Unfunded Plans
	2012	2011	2012	2011
	(in thousands)
Projected benefit obligation	$15,387	$13,141	$3,032	$2,939
Accumulated benefit obligation	14,307	12,049	3,032	2,939
Fair value of plan assets	12,997	11,028	—	—

Contributions. In aggregate for both the domestic and foreign plans, the Company anticipates contributing $1.7 million to the funded pension plans, $1.1 million to the unfunded pension plans and $400,000 to the postretirement benefit plans in 2013.

Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Discount rate	4.11%	4.92%	3.80%	4.75%	3.85%	4.70%	4.06%	4.60%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans		Foreign Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Discount rate	4.93%	5.45%	4.75%	5.10%	4.70%	5.10%	4.65%	5.10%
Expected return on plan assets	4.20%	6.35%	N/A	N/A	4.65%	6.10%	5.45%	5.50%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	3.00%

The assumed health care cost trend rate used in measuring the December 31, 2012 accumulated postretirement benefit obligation was 8.5 percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2011 accumulated postretirement benefit obligation was nine percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2012 by approximately $1.8 million and the total of service and interest cost components by approximately $120,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2012 by approximately $1.5 million and the total of service and interest cost components by approximately $97,000.

Multi-employer Plans. Viad contributes to defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The financial risks of participating in these multi-employer pension plans generally include the fact that assets contributed to the plan by one employer may be used to provide benefits to employees of other participating employers. Furthermore, if a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if Viad were to discontinue its participation in some of its multi-employer pension plans, the Company may be required to pay those plans a withdrawal liability amount based on the underfunded status of the plan. Viad also contributes to defined contribution plans pursuant to its collective-bargaining agreements, which are generally not subject to the funding risks inherent in defined benefit pension plans. The overall level of Viad’s contributions to its multi-employer plans may significantly vary from year to year based on the demand for union-represented labor to support the Company’s operations. Viad does not have any minimum contribution requirements for future periods pursuant to its collective-bargaining agreements for individually significant multi-employer plans.

Viad’s participation in multi-employer pension plans for the year ended December 31, 2012, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 relates to the plan’s year end as of December 31, 2011 and 2010, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/	Viad Contributions			Surcharge	Expiration Date of Collective- Bargaining
Pension Fund	EIN	No.	2012	2011	Implemented	2012	2011	2010	Paid	Agreement(s)
							(in thousands)
Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	$5,694	$5,720	$4,551	No	11/30/13 to 3/31/15
Southern California Local 831—Employer Pension Fund (1)	95-6376874	001	Green	Green	No	2,358	2,232	1,870	No	8/31/2014
National Electrical Benefit Fund	53-0181657	001	Green	Green	No	1,814	1,691	1,313	No	5/31/14 to 6/16/14
Chicago Regional Council of Carpenters Pension Fund (2)	36-6130207	001	Yellow	Yellow	Yes	1,749	1,411	1,018	No	5/31/13 to 5/31/14
Southwest Carpenters Pension Trust	95-6042875	001	Green	Green	No	944	1,031	867	No	6/30/2015
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan (1) (2)	36-1416355	001	Red	Red	Yes	930	386	710	No	6/30/2014
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	Red	Red	Yes	874	725	717	No	3/31/13 to 7/31/15
New England Teamsters & Trucking Industry Pension (3)	04-6372430	001	Red	Red	Yes	334	339	290	No	3/31/2017
Steelworkers Pension Trust	23-6648508	499	Green	Green	No	326	422	425	No	3/31/13 to 2/28/15
All other funds (4)						3,645	3,752	2,119

Total contributions to defined benefit plans						18,668	17,709	13,880
Total contributions to other plans						2,001	1,892	1,469

Total contributions to multi-employer plans						$20,669	$19,601	$15,349

(1)	The Company contributed more than 5 percent of total plan contributions for the 2011 and 2010 plan years based on the plans’ Forms 5500.
(2)	Zone status as of 6/30/11 and 6/30/10.
(3)	Zone status as of 9/30/11 and 9/30/10.
(4)	Represents participation in 39 pension funds during 2012.

Other Employee Benefits. Costs of the 401(k) Plan and other benefit plans totaled $1.7 million, $1.3 million and $1.6 million in 2012, 2011 and 2010, respectively.

Note 16. Restructuring Charges

Marketing & Events Group Consolidation

Beginning in 2009, Viad commenced certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. segment, and to a lesser extent in the Marketing & Events International segment. The Company implemented a strategic reorganization plan in order to consolidate the separate business units within the Marketing & Events U.S. segment. The Company also consolidated facilities and streamlined its operations in the United Kingdom and Germany. As a result, the Company recorded restructuring charges in 2011 and 2010, primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs. During 2012, the Company recorded restructuring charges related to leased facility consolidations and optimization of the Marketing & Events U.S. segment’s service delivery network. The Company expects to incur additional restructuring charges during 2013 primarily related to facility consolidations.

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

The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
	Severance &		Severance &
	Employee		Employee
	Benefits	Facilities	Benefits	Facilities	Total
	(in thousands)
Balance at January 1, 2010	$2,333	$6,295	$—	$3,027	$11,655
Restructuring charges (recoveries)	2,637	1,180	542	(137)	4,222
Cash payments	(3,387)	(2,164)	(292)	(875)	(6,718)
Adjustment to liability	(466)	(258)	(53)	(373)	(1,150)
Foreign currency translation adjustment	(11)	(2)	—	—	(13)

Balance at December 31, 2010	1,106	5,051	197	1,642	7,996
Restructuring charges	1,182	2,519	26	55	3,782
Cash payments	(1,175)	(2,356)	(199)	(158)	(3,888)
Adjustment to liability	(294)	(397)	—	(263)	(954)
Foreign currency translation adjustment	12	2	—	—	14

Balance at December 31, 2011	831	4,819	24	1,276	6,950
Restructuring charges	2,506	2,346	90	—	4,942
Cash payments	(2,670)	(1,567)	(114)	(343)	(4,694)
Adjustment to liability	51	(27)	—	—	24
Foreign currency translation adjustment	2	—	—	—	2

Balance at December 31, 2012	$720	$5,571	$—	$933	$7,224

As of December 31, 2012, the liability of $720,000 related to severance and employee benefits in the Marketing & Events Group consolidation is expected to be paid by the end of 2013. Additionally, as of December 31, 2012, the liability of $5.6 million and $933,000 related to facilities in the Marketing & Events Group consolidation and other restructurings, respectively, relates to future lease payment obligations to be made over the remaining lease terms. See Note 19 for information regarding restructuring charges by segment.

Note 17. Leases and Other

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

As of December 31, 2012, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

	Rental	Receivable
	Payments	Under Subleases
	(in thousands)
2013	$17,793	$1,592
2014	16,320	990
2015	9,824	746
2016	6,842	494
2017	5,288	480
Thereafter	9,323	951

Total	$65,390	$5,253

Net rent expense under operating leases consisted of the following:

	2012	2011	2010
	(in thousands)
Minimum rentals	$36,309	$30,860	$29,072
Sublease rentals	(6,501)	(6,497)	(5,704)

Total rentals, net	$29,808	$24,363	$23,368

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 9.

In addition, as of December 31, 2012, the Company had aggregate purchase obligations of $32.8 million related to various licensing agreements, consulting and other contracted services.

Note 18. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2012 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2012 and 2011, Viad had recorded environmental remediation liabilities of $5.3 million and $5.8 million, respectively, related to previously sold operations.

As of December 31, 2012, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2012 would be $21.2 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2012, approximately 34 percent of Viad’s regular full-time employees are covered by collective-bargaining agreements. If the Company were unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2013 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2012, 2011 and 2010 totaled $20.7 million, $19.6 million and $15.3 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2012, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005 has been extended for eight one-year periods and now expires on December 31, 2013. Glacier Park generated approximately 49 percent of its 2012 revenues through its concession contract for services provided within Glacier National Park.

On December 14, 2012, the Park Service issued a prospectus soliciting proposals from prospective bidders, including Glacier Park, for the award of a 16-year concession contract beginning on January 1, 2014. Glacier Park is currently preparing its bid for the contract, which is due on or before April 16, 2013. Although Viad believes that Glacier Park is well-positioned to win the new contract, if the Park Service selects a new concessionaire, Glacier Park would be entitled to $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract, plus an estimated $5 million for the personal property Glacier Park uses at the facilities covered by the concession contract.

If a new concessionaire is selected by the Park Service, Glacier Park would continue to generate revenue from the four properties it owns outside of Glacier National Park: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge & Resort in St. Mary, Montana and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, which Glacier Park owns and operates under a 42-year ground lease with the Canadian government running through January 31, 2052.

Note 19. Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments. No reportable segment has a client comprising more than 5.2 percent of that segment’s revenues, and no client comprises more than 3.1 percent of Viad’s revenues. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	2012	2011	2010
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$676,772	$631,360	$570,978
International	240,137	218,639	197,787
Intersegment eliminations	(14,869)	(9,449)	(12,281)

	902,040	840,550	756,484
Travel & Recreation Group	123,191	101,814	88,277

	$1,025,231	$942,364	$844,761

Segment operating income (loss):
Marketing & Events Group:
U.S.	$5,579	$(6,269)	$(15,217)
International	12,321	11,449	10,088

	17,900	5,180	(5,129)
Travel & Recreation Group	23,962	20,196	19,885

	41,862	25,376	14,756
Corporate activities	(9,408)	(7,682)	(6,422)

	32,454	17,694	8,334
Interest income	593	779	584
Interest expense	(1,303)	(1,511)	(1,835)
Restructuring charges:
Marketing & Events U.S.	(3,479)	(3,756)	(3,232)
Marketing & Events International	(1,373)	—	(448)
Travel & Recreation Group	(79)	—	(235)
Corporate	(11)	(26)	(307)
Impairment losses:
Travel & Recreation Group	—	—	(302)

Income from continuing operations before income taxes	$26,802	$13,180	$2,559

	2012	2011	2010
	(in thousands)
Assets:
Marketing & Events Group:
U.S.	$203,145	$213,843	$235,965
International	100,387	96,996	83,441
Travel & Recreation Group	223,199	194,278	157,562
Corporate and other	123,846	112,711	139,535

	$650,577	$617,828	$616,503

Depreciation and amortization:
Marketing & Events Group:
U.S.	$17,643	$17,247	$17,887
International	5,162	5,027	4,486
Travel & Recreation Group	7,781	6,674	5,648
Corporate and other	145	178	231

	$30,731	$29,126	$28,252

Capital expenditures:
Marketing & Events Group:
U.S.	$7,525	$11,692	$9,050
International	4,913	5,635	4,776
Travel & Recreation Group	15,201	3,271	3,214
Corporate and other	36	940	—

	$27,675	$21,538	$17,040

Products and Services. Viad’s revenues for each group of products and services are presented in the following table:

	2012	2011	2010
	(in thousands)
Revenues:
Exhibition and event services	$726,429	$670,054	$590,444
Exhibits and environments	175,611	170,496	166,040
Travel and recreation services	123,191	101,814	88,277

Total revenues	$1,025,231	$942,364	$844,761

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

	2012	2011	2010
	(in thousands)
Revenues:
United States	$700,414	$660,998	$590,163
Canada	151,070	140,374	136,066
United Kingdom	153,027	124,208	93,092
Other international	20,720	16,784	25,440

Total revenues	$1,025,231	$942,364	$844,761

Long-lived assets:
United States	$141,727	$145,217	$117,751
Canada	76,067	47,624	51,182
United Kingdom	9,757	8,165	8,295
Other international	2,163	3,858	3,481

Total long-lived assets	$229,714	$204,864	$180,709

Note 20. Common Stock Repurchases

In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. During 2012, 2011 and 2010 Viad repurchased 23,183 shares for $526,000, 250,760 shares for $4.6 million and 356,300 shares for $6.3 million, respectively. As of December 31, 2012, 1,030,438 shares remain available for repurchase. Additionally, during 2012, 2011 and 2010, the Company repurchased 56,885 shares for $1.1 million, 28,627 shares for $679,000 and 28,407 shares for $573,000, respectively, related to tax withholding requirements on share-based awards.

Note 21. Discontinued Operations

In 2012, Viad recorded income from discontinued operations of $624,000 primarily related to the sale of land associated with previously sold operations. In 2011 and 2010, Viad recorded income from discontinued operations of $451,000 and $262,000, respectively, related to the reversal of certain liabilities associated with previously sold operations.

Note 22. Condensed Consolidated Quarterly Results (Unaudited)

The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with the annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2012
Revenues:	$268,772	$246,450	$307,457	$202,552

Operating income (loss):
Ongoing operations (1)	$5,533	$10,498	$34,182	$(8,351)
Corporate activities	(1,777)	(2,187)	(2,036)	(3,408)
Restructuring charges	(2,225)	(678)	(608)	(1,431)

Operating income (loss)	$1,531	$7,633	$31,538	$(13,190)

Income (loss) from continuing operations attributable to Viad (2)	$1,027	$5,451	$19,976	$(21,181)
Net income (loss) attributable to Viad (2)	$1,027	$6,090	$19,976	$(21,196)
Diluted income (loss) per common share (2)(3):
Income (loss) from continuing operations attributable to Viad	$0.05	$0.27	$0.99	$(1.07)
Net income (loss) attributable to Viad	$0.05	$0.30	$0.99	$(1.07)
Basic income (loss) per common share (2)(3):
Income (loss) from continuing operations attributable to Viad	$0.05	$0.27	$0.99	$(1.07)
Net income (loss) attributable to Viad	$0.05	$0.30	$0.99	$(1.07)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2011
Revenues:	$290,098	$238,692	$216,169	$197,405

Operating income (loss):
Ongoing operations (1)	$17,259	$9,862	$5,412	$(7,157)
Corporate activities	(1,271)	(1,576)	(2,356)	(2,479)
Restructuring charges	(269)	(1,206)	(75)	(2,232)

Operating income (loss)	$15,719	$7,080	$2,981	$(11,868)

Income (loss) from continuing operations attributable to Viad	$9,787	$4,485	$1,245	$(6,758)
Net income (loss) attributable to Viad	$9,787	$4,485	$1,245	$(6,307)
Diluted income (loss) per common share (3):
Income (loss) from continuing operations attributable to Viad	$0.48	$0.22	$0.06	$(0.35)
Net income (loss) attributable to Viad	$0.48	$0.22	$0.06	$(0.32)
Basic income (loss) per common share (3):
Income (loss) from continuing operations attributable to Viad	$0.48	$0.22	$0.06	$(0.35)
Net income (loss) attributable to Viad	$0.48	$0.22	$0.06	$(0.32)

(1)	Represents revenues less costs of services and products sold.
(2)	The fourth quarter of 2012 includes a tax charge of $13.4 million representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards.
(3)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

Note 23. Subsequent Event

On February 19, 2013, Viad acquired the assets of Resource Creative Limited (“RCL”) for $647,000 (£420,000) in cash, subject to certain adjustments, plus a deferred payment of up to approximately $280,000 (£180,000). The deferred payment is subject to RCL’s achievement of certain net revenue targets between the acquisition date and December 31, 2014. RCL is a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events and retail markets throughout the United Kingdom and continental Europe. RCL’s operations will be merged with Melville GES’ existing London-based operation and will relocate to a new unit on site at ExCeL London, where Melville GES was recently appointed to supply graphics to ExCeL London’s in-house advertising sales agency, InVision.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Viad Corp

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Phoenix, Arizona

March 11, 2013

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at		Charged to		Credited
	Beginning	Charged to	Other		to Other	Balance at
Description	of Year	Expense	Accounts	Write Offs	Accounts	End of Year
	(in thousands)
Allowance for doubtful accounts:
December 31, 2010	$3,892	615	—	(3,335)	—	$1,172
December 31, 2011	1,172	1,696	—	(1,796)	—	1,072
December 31, 2012	1,072	708	—	(630)	—	1,150
Deferred tax valuation allowance:
December 31, 2010	$162	411	—	(162)	—	$411
December 31, 2011	411	—	—	(55)	—	356
December 31, 2012	356	14,220	—	—	—	14,576

EXHIBIT INDEX

Exhibits. #
3.A	Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).
3.B	Copy of Bylaws of Viad Corp, as amended through February 23, 2011, filed as Exhibit 3 to Viad Corp’s Form 8-K filed March 1, 2011, is hereby incorporated by reference.
4.A1	Copy of $130,000,000 Amended and Restated Credit Agreement dated as of May 18, 2011 and Affirmation and Amendment of Collateral Documents dated as of May 18, 2011, filed as Exhibit 4 to Viad Corp’s Form 8-K filed May 24, 2011, is hereby incorporated by reference.
4.A2	Copy of amendment No. 1 to the $130,000,000 Amended and Restated Credit Agreement dated as of May 18, 2011, effective as of December 12, 2012, filed as Exhibit 4 to Viad Corp’s Form 8-K filed December 14, 2012, is hereby incorporated by reference.
4.B	Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).
10.A1	Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders, filed April 13, 2012, is hereby incorporated by reference.+
10.A2	Copy of form of Restricted Stock Agreement—Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File Number 001—11015).+
10.A3	Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File Number 001—11015).+
10.A4	Copy of form of Restricted Stock Agreement—Executives (five-year cliff), effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+
10.A5	Copy of form of Restricted Stock Agreement – Executives (three-year cliff vesting), effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference. +
10.A6	Copy of form of Restricted Stock Units Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference. +
10.A7	Copy of form of Performance Unit Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+
10.A8	Copy of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+
10.A9	Copy of Viad Corp Management Incentive Plan, amended as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+
10.A10	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File Number 001—11015).+
10.A11	Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+
10.A12	Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+
10.A13	Copy of form of Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+
10.A14	Copy of form of Performance-Based Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference.+

10.A15	Copy of form of Restricted Stock Agreement – Executives (three-year cliff vesting), effective as of November 29, 2012, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10 to Viad Corp’s Form 8-K filed December 3, 2012, is hereby incorporated by reference.+
10.B1	Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 06650477).+
10.B2	Copy of form of Incentive Stock Option Agreement, as amended through February 19, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C1 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+
10.B3	Copy of form of Non-Qualified Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+
10.C1	Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+
10.C2	Copy of form of Viad Corp Executive Severance Plan (Tier I—2013), effective as February 27, 2013, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+
10.C3	Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+
10.C4	Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07609762).+
10.D1	Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07867527).+
10.D2	Copy of Amendment No. 1 to Employment Agreement between Viad Corp and Paul B. Dykstra effective as of February 27, 2013, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+
10.E	Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+
10.F1	Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+
10.F2	Copy of Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+
10.G1	Summary of Compensation Program of Non-Employee Directors of Viad Corp as of January 1, 2012, filed as Exhibit 10.G1 to Viad Corp’s 2011 Form 10-K, is hereby incorporated by reference.+
10.G2	Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 572329).+
10.H	Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed as Exhibit 10.I to Viad Corp’s Form 10-K filed February 27, 2009, is hereby incorporated by reference.+
10.I	Copy of Retirement Plan for Management Employees of Brewster Inc., as amended and restated effective January 1, 2010, and filed as Exhibit 10.J to Viad Corp’s Form 10-K filed March 8, 2010, is hereby incorporated by reference.+
14	Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04663620).
21	List of Subsidiaries of Viad Corp.*
23	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*
24	Power of Attorney signed by Directors of Viad Corp.*

31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any registration statement or other document filed under Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filings, and are not otherwise subject to liability under those sections.
+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street, N.E., Washington, DC 20549, and on the SEC’s Internet site at www.sec.gov.