Form 10-Q
period 2013-03-31
VIAD CORP
filed 2013-05-09
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 20,324,644 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$95,727	$114,171
Accounts receivable, net of allowance for doubtful accounts of $1,467 and $1,150, respectively	84,927	62,756
Inventories	33,956	35,656
Deferred income taxes	22,043	26,301
Other current assets	18,813	15,534

Total current assets	255,466	254,418
Property and equipment, net	192,639	197,298
Other investments and assets	31,681	32,416
Deferred income taxes	27,157	26,104
Goodwill	135,411	137,820
Other intangible assets, net	5,274	2,521

Total Assets	$647,628	$650,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,720	$57,995
Other current liabilities	94,625	107,684
Current portion of long-term debt and capital lease obligations	1,410	1,347

Total current liabilities	162,755	167,026
Long-term debt and capital lease obligations	1,045	879
Pension and postretirement benefits	37,641	37,812
Other deferred items and liabilities	48,569	47,828

Total liabilities	250,010	253,545

Commitments and contingencies (Note 16)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	588,061	593,862
Retained deficit	(7,003)	(13,034)
Unearned employee benefits and other	(1,050)	(1,301)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	336	275
Cumulative foreign currency translation adjustments	36,030	42,158
Unrecognized net actuarial loss and prior service credit, net	(14,927)	(14,968)
Common stock in treasury, at cost, 4,607,279 and 4,694,468 shares, respectively	(249,927)	(256,333)

Total Viad Corp stockholders’ equity	388,922	388,061
Noncontrolling interest	8,696	8,971

Total stockholders’ equity	397,618	397,032

Total Liabilities and Stockholders’ Equity	$647,628	$650,577

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands, except per share data)
Revenues:
Exhibition and event services	$234,163	$215,888
Exhibits and environments	42,598	46,156
Travel and recreation services	8,402	6,728

Total revenues	285,163	268,772

Costs and expenses:
Costs of services	231,497	222,109
Costs of products sold	40,839	41,130
Corporate activities	806	1,777
Interest income	(138)	(169)
Interest expense	296	358
Restructuring charges	720	2,225

Total costs and expenses	274,020	267,430

Income before income taxes	11,143	1,342
Income tax expense	3,353	527

Net income	7,790	815
Net loss attributable to noncontrolling interest	275	212

Net income attributable to Viad	$8,065	$1,027

Diluted income per common share
Net income attributable to Viad common stockholders	$0.40	$0.05

Weighted-average outstanding and potentially dilutive common shares	20,193	19,917

Basic income per common share
Net income attributable to Viad common stockholders	$0.40	$0.05

Weighted-average outstanding common shares	19,790	19,645

Dividends declared per common share	$0.10	$0.04

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Net income	$7,790	$815

Other comprehensive income (loss):
Unrealized gains on investments, net of tax	61	93
Unrealized foreign currency translation adjustments, net of tax	(6,128)	4,386
Amortization of net actuarial loss, net of tax	181	175
Amortization of prior service credit, net of tax	(140)	(172)

Total other comprehensive income (loss)	(6,026)	4,482

Comprehensive income	1,764	5,297
Comprehensive loss attributable to noncontrolling interest	275	212

Comprehensive income attributable to Viad	$2,039	$5,509

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$7,790	$815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,015	6,959
Deferred income taxes	3,275	5,558
Restructuring charges	720	2,225
Gains on disposition of property and other assets	(152)	(3)
Share-based compensation expense	1,819	1,217
Excess tax benefit from share-based compensation arrangements	(378)	(269)
Other non-cash items, net	1,641	1,375
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(22,612)	(16,313)
Inventories	1,700	(2,151)
Accounts payable	12,368	16,925
Restructuring liabilities	(1,443)	(809)
Accrued compensation	(11,035)	(6,438)
Customer deposits	(8,414)	(5,405)
Income taxes payable	(84)	496
Other assets and liabilities, net	2,215	(1,397)

Net cash provided by (used in) operating activities	(5,575)	2,785

Cash flows from investing activities:
Capital expenditures	(8,320)	(7,548)
Acquisition of businesses, net of cash acquired	(647)	(23,546)
Proceeds from dispositions of property and other assets	173	9

Net cash used in investing activities	(8,794)	(31,085)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(483)	(669)
Dividends paid on common stock	(2,034)	(813)
Common stock purchased for treasury	(1,187)	(1,000)
Excess tax benefit from share-based compensation arrangements	378	269
Proceeds from exercise of stock options	535	89

Net cash used in financing activities	(2,791)	(2,124)

Effect of exchange rate changes on cash and cash equivalents	(1,284)	1,655

Net change in cash and cash equivalents	(18,444)	(28,769)
Cash and cash equivalents, beginning of year	114,171	100,376

Cash and cash equivalents, end of period	$95,727	$71,607

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,181	$1,809

Cash paid for interest	$234	$286

Equipment acquired under capital leases	$393	$186

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Preparation and Principles of Consolidation

The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2012, included in the Company’s Form 10-K (File No. 001-11015), filed with the Securities and Exchange Commission on March 11, 2013.

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

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense for the three months ended March 31:

	2013	2012
	(in thousands)
Performance unit incentive plan (“PUP”)	$863	$238
Restricted stock	773	747
Stock options	95	145
Restricted stock units	88	87

Total share-based compensation before income tax benefit	1,819	1,217
Income tax benefit	(654)	(436)

Total share-based compensation, net of income tax benefit	$1,165	$781

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		Restricted Stock Units		PUP Awards
	Shares	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2013	516,351	$21.25	40,500	$20.82	210,600	$21.70
Granted	99,400	27.35	8,600	27.35	93,100	27.35
Vested	(145,506)	20.71	(11,300)	19.10	—	—
Forfeited	(636)	20.53	—	—	—	—

Balance at March 31, 2013	469,609	22.71	37,800	22.82	303,700	23.43

The unamortized cost of all outstanding restricted stock awards as of March 31, 2013 was $5.9 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.2 years. During the three months ended March 31, 2013 and 2012, the Company repurchased 44,606 shares for $1.2 million and 50,894 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards. As of March 31, 2013, there were 1,001,609 total shares available for future grant.

As of March 31, 2013 and December 31, 2012, Viad had liabilities recorded of $421,000 and $633,000, respectively, related to restricted stock unit liability awards. A portion of the 2009 performance-based restricted stock unit awards vested effective December 31, 2009 and cash payouts of $35,000 were distributed in January 2012. Similarly, portions of the 2009 and 2010 restricted stock unit awards vested in February 2013 and February 2012 and cash payouts of $300,000 and $257,000 were distributed in February 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, Viad had liabilities recorded of $4.6 million and $3.7 million, respectively, related to PUP awards. There were no PUP awards which vested during the three months ended March 31, 2013 or 2012. Furthermore, there were no cash settlements of PUP awards during the three months ended March 31, 2013 or 2012.

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2013	363,896	$22.03	276,009
Exercised	(47,343)	19.48
Forfeited or expired	(27,086)	28.28

Options outstanding at March 31, 2013	289,467	21.87	287,467

The total unrecognized cost related to non-vested stock option awards was $10,000 as of March 31, 2013, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately less than one year. No stock options were granted during the three months ended March 31, 2013.

Note 3. Acquisition of Businesses

On February 19, 2013, Viad acquired the assets of Resource Creative Limited (“RCL”) for $647,000 in cash, subject to certain adjustments, plus a deferred payment of up to approximately $278,000, which is contingent upon RCL’s performance. RCL is a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events and retail markets throughout the United Kingdom and continental Europe.

The preliminary amounts assigned to the assets of RCL as of the acquisition date included: property and equipment of $72,000, goodwill of $158,000 and other intangible assets of $695,000. In addition, a liability of $278,000 was recorded as of the acquisition date related to the contingent consideration. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The goodwill is deductible for tax purposes over a period of 15 years. The amounts assigned to other intangible assets included: $564,000 of customer relationships and $131,000 of noncompete agreements. The weighted-average amortization period related to the other intangible assets was 4.5 years. The transaction costs related to the acquisition were insignificant. The results of operations of RCL have been included in Viad’s consolidated financial statements from the date of acquisition.

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

The goodwill recorded in connection with the transaction is included in the Travel & Recreation Group. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The goodwill is deductible for tax purposes pursuant to regulations in Canada. The amount assigned to other intangible assets relates to an operating contract and customer relationships. The weighted-average amortization period related to the other intangible assets was 7.7 years. The transaction costs related to the acquisition were insignificant. The results of operations of the Banff International Hotel have been included in Viad’s consolidated financial statements from the date of acquisition.

The following table summarizes the unaudited pro forma results of operations attributable to Viad for the three months ended March 31 assuming that the acquisitions above had each been completed at the beginning of each period:

	2013	2012
	(in thousands, except per share data)
Revenue	$285,410	$269,439
Depreciation and amortization	7,056	7,229
Segment operating income	12,841	5,389
Net income attributable to Viad	8,074	938
Diluted net income per share	0.40	0.05
Basic net income per share	0.40	0.05

Note 4. Inventories

The components of inventories were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$15,765	$16,422
Work in process	18,191	19,234

Inventories	$33,956	$35,656

Note 5. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Land and land interests	$25,879	$26,124
Buildings and leasehold improvements	136,497	137,293
Equipment and other	307,800	310,448

	470,176	473,865
Accumulated depreciation	(277,537)	(276,567)

Property and equipment, net	$192,639	$197,298

Depreciation expense for the three months ended March 31, 2013 and 2012 was $6.7 million and $6.8 million, respectively.

Note 6. Other Investments and Assets

Other investments and assets consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Cash surrender value of life insurance	$19,183	$19,142
Workers’ compensation insurance security deposits	3,350	3,350
Other	9,148	9,924

Total other investments and assets	$31,681	$32,416

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2013	$62,686	$23,054	$52,080	$137,820
Business acquisition	—	158	—	158
Foreign currency translation adjustments	—	(1,374)	(1,193)	(2,567)

Balance at March 31, 2013	$62,686	$21,838	$50,887	$135,411

The following table summarizes goodwill by reporting unit and segment:

	March 31,	December 31,
	2013	2012
	(in thousands)
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	12,890	13,894
GES Canada	8,948	9,160

Total Marketing & Events Group	84,524	85,740

Travel & Recreation Group:
Brewster	43,242	44,435
Glacier Park	4,461	4,461
Alaska Denali Travel	3,184	3,184

Total Travel & Recreation Group	50,887	52,080

Total goodwill	$135,411	$137,820

A summary of other intangible assets as of March 31, 2013 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$6,342	$(2,582)	$3,760
Other	1,192	(138)	1,054

	7,534	(2,720)	4,814
Unamortized intangible assets:
Business licenses	460	—	460

Total	$7,994	$(2,720)	$5,274

A summary of other intangible assets as of December 31, 2012 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,594	$(2,384)	$1,210
Other	959	(108)	851

	4,553	(2,492)	2,061
Unamortized intangible assets:
Business licenses	460	—	460

Total	$5,013	$(2,492)	$2,521

During the three months ended March 31, 2013, Viad recorded a contract-related intangible asset of $2.1 million in connection with a preferred supplier agreement. Intangible asset amortization expense for the three months ended March 31, 2013 and 2012 was $292,000 and $135,000, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2013	$953
2014	963
2015	763
2016	644
2017	861
Thereafter	630

Note 8. Accrued Liabilities and Other

Other current liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Continuing operations:
Customer deposits	$41,758	$50,172
Accrued compensation	16,796	25,067
Self-insured liability accrual	7,716	8,501
Accrued employee benefit costs	5,093	3,132
Accrued sales and use taxes	3,218	3,179
Accrued restructuring	2,723	4,084
Accrued dividends	2,063	2,053
Other	13,868	10,026

	93,235	106,214

Discontinued operations:
Self-insured liability accrual	696	527
Environmental remediation liabilities	499	571
Other	195	372

	1,390	1,470

Total other current liabilities	$94,625	$107,684

Other deferred items and liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Continuing operations:
Self-insured liability accrual	$16,055	$15,579
Accrued compensation	6,248	8,061
Accrued restructuring	3,778	3,140
Foreign deferred tax liability	2,031	2,024
Other	8,143	6,734

	36,255	35,538

Discontinued operations:
Self-insured liability accrual	5,036	5,188
Environmental remediation liabilities	4,762	4,745
Accrued income taxes	1,061	1,053
Other	1,455	1,304

	12,314	12,290

Total other deferred items and liabilities	$48,569	$47,828

Note 9. Debt

In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of March 31, 2013, Viad’s total debt of $2.5 million consisted entirely of capital lease obligations. As of March 31, 2013, Viad had $128.2 million of capacity remaining under the Credit Facility reflecting outstanding letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio, minimum cash balance, dividend limits and share repurchase restrictions. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2013, Viad was in compliance with all covenants.

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

The estimated fair value of total debt was $2.4 million and $2.1 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 10. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2013:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)
Balance at January 1, 2013	$388,061	$8,971	$397,032
Net income (loss)	8,065	(275)	7,790
Dividends on common stock	(2,034)	—	(2,034)
Common stock purchased for treasury	(1,187)	—	(1,187)
Employee benefit plans	1,792	—	1,792
Unrealized foreign currency translation adjustment	(6,128)	—	(6,128)
Unrealized gain on investments	61	—	61
Prior service credit and net actuarial loss	41	—	41
ESOP allocation adjustment	250	—	250
Other	1	—	1

Balance at March 31, 2013	$388,922	$8,696	$397,618

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

In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. Under these authorizations, no shares were repurchased during the three months ended March 31, 2013 or 2012. As of March 31, 2013, 1,030,438 shares remain available for repurchase. Additionally, during the three months ended March 31, 2013 and 2012, the Company repurchased 44,606 shares for $1.2 million and 50,894 shares for $1.0 million, respectively, related to tax withholding requirements on share-based awards.

Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit	Accumulated Other Comprehensive Income
	(in thousands)
Balance at January 1, 2013	$275	$42,158	$(14,968)	$27,465
Other comprehensive income before reclassifications	79	(6,128)	—	(6,049)
Amounts reclassified from AOCI, net of tax	(18)	—	41	23

Net other comprehensive income (loss)	61	(6,128)	41	(6,026)

Balance at March 31, 2013	$336	$36,030	$(14,927)	$21,439

The following table presents information about reclassification adjustments out of AOCI for the three months ended March 31:

	2013	2012	Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)
Unrealized gains on investments	$(27)	$(48)	Interest income
	9	18	Income tax expense

	$(18)	$(30)	Net of tax

Recognized net actuarial loss	$290	$284	See (1) below
Amortization of prior service credit	(225)	(278)	See (1) below
	(24)	(3)	Income tax benefit

	$41	$3	Net of tax

(1)	Amount is included in pension expense. See Note 14 for additional information.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at March 31, 2013 Using
Description	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
Money market funds	$679	$679	$—	$—
Other mutual funds	1,289	1,289	—	—

Total	$1,968	$1,968	$—	$—

As of March 31, 2013 and December 31, 2012, Viad had investments in money market mutual funds of $679,000 and $10.2 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of March 31, 2013 and December 31, 2012, Viad had investments in other mutual funds of $1.3 million and $1.2 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of March 31, 2013 and December 31, 2012, there were unrealized gains on the investments of $550,000 ($336,000 after-tax) and $450,000 ($275,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

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

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad for the three months ended March 31:

	2013	2012
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$8,065	$1,027
Less: Allocation to non-vested shares	(198)	(28)

Net income allocated to Viad common stockholders	$7,867	$999

Denominator:
Weighted-average outstanding common shares	19,790	19,645

Net income attributable to Viad common stockholders	$0.40	$0.05

Diluted net income per share
Numerator:
Net income attributable to Viad	$8,065	$1,027

Denominator:
Weighted-average outstanding common shares	19,790	19,645
Additional dilutive shares related to share-based compensation	403	272

Weighted-average outstanding and potentially dilutive shares	20,193	19,917

Net income attributable to Viad common stockholders (1)	$0.40	$0.05

(1)	Diluted income per share cannot exceed basic income per share.

Options to purchase 54,000 and 267,000 shares of common stock were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 403,000 and 272,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended March 31, 2013 and 2012, respectively.

Note 13. Income Taxes

The effective tax rates for the three months ended March 31, 2013 and 2012 were 30.1 percent and 39.3 percent, respectively. The income tax provision for the three months ended March 31, 2013 was computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rate for the three months ended March 31, 2013 as compared to the federal statutory rate of 35 percent was primarily due to foreign income which is taxed at lower rates.

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. As of March 31, 2013 and December 31, 2012, Viad had gross deferred tax assets of $73.3 million and $77.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As of March 31, 2013 and December 31, 2012, Viad had a valuation allowance of $14.7 million and $14.6 million, respectively, related to certain federal, state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2013 and December 31, 2012. In addition, as of March 31, 2013 and December 31, 2012, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $426,000 and $418,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months. As of both March 31, 2013 and December 31, 2012, liabilities associated with uncertain tax positions (including interest and penalties) of $1.1 million were classified as non-current liabilities.

Note 14. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended March 31 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2013	2012	2013	2012	2013	2012
	(in thousands)
Service cost	$30	$27	$46	$37	$137	$122
Interest cost	261	297	173	197	181	184
Expected return on plan assets	(100)	(151)	—	(22)	(180)	(156)
Amortization of prior service credit	—	—	(225)	(278)	—	—
Recognized net actuarial loss	149	130	141	154	10	6

Net periodic benefit cost	$340	$303	$135	$88	$148	$156

Viad expects to contribute $2.0 million to its funded pension plans, $1.1 million to its unfunded pension plans and $400,000 to its postretirement benefit plans in 2013. During the three months ended March 31, 2013, Viad contributed $721,000 to its funded pension plans and $227,000 to its unfunded pension plans. However, due to timing of the fundings, Viad made no contributions to its postretirement benefit plans during the three months ended March 31, 2013.

Note 15. Restructuring Charges

During the three months ended March 31, 2013, Viad recorded net restructuring charges of $720,000 primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The amounts included in the restructuring liability as of March 31, 2013 related to future lease obligations which will be paid over the remaining lease terms, and severance and employee benefits that are expected to be paid by the end of 2013. The table below represents a reconciliation of Viad’s restructuring liability by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Facilities	Total
	(in thousands)
Balance at January 1, 2013	$720	$5,571	$—	$933	$7,224
Restructuring charges	1,049	350	13	(692)	720
Cash payments	(446)	(743)	(13)	(241)	(1,443)

Balance at March 31, 2013	$1,323	$5,178	$—	$—	$6,501

Note 16. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2013, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of March 31, 2013, there was a remaining environmental remediation liability of $5.3 million related to previously sold operations of which $499,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.8 million under the caption “Other deferred items and liabilities.”

As of March 31, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2013 would be $19.0 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

On December 14, 2012, the Park Service issued a prospectus soliciting proposals from prospective bidders, including Glacier Park, for the award of a 16-year concession contract beginning on January 1, 2014. Glacier Park submitted its bid for the contract on April 16, 2013. Although Viad believes that Glacier Park is well-positioned to win the new contract, if the Park Service selects a new concessionaire, Glacier Park would be entitled to $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract, plus an additional estimated $5 million to $6 million for the personal property Glacier Park uses at the facilities covered by the concession contract.

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

Disclosures regarding Viad’s reportable segments for the three months ended March 31 with reconciliations to consolidated totals are as follows:

	2013	2012
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$218,341	$206,874
International	60,048	57,778
Intersegment eliminations	(1,628)	(2,608)

	276,761	262,044
Travel & Recreation Group	8,402	6,728

	$285,163	$268,772

Segment operating income (loss):
Marketing & Events Group:
U.S.	$14,115	$7,248
International	4,392	3,857

	18,507	11,105
Travel & Recreation Group	(5,680)	(5,572)

	12,827	5,533
Corporate activities	(806)	(1,777)

	12,021	3,756
Interest income	138	169
Interest expense	(296)	(358)
Restructuring charges:
Marketing & Events U.S.	194	(2,003)
Marketing & Events International	(901)	(222)
Travel & Recreation Group	(13)	—

Income before income taxes	$11,143	$1,342

	March 31, 2013	December 31, 2012
	(in thousands)
Assets:
Marketing & Events U.S.	$210,242	$203,145
Marketing & Events International	111,085	100,387
Travel & Recreation Group	215,529	223,199
Corporate and other	110,772	123,846

	$647,628	$650,577

Note 18. Impact of Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income, which is codified in Accounting Standards Codification Topic 220. The new guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income in certain circumstances, or otherwise cross-reference amounts to other disclosures. The adoption of this new guidance did not have an impact on Viad’s financial condition or results of operations. See Note 10 for required disclosures.

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

The following are financial highlights of the first quarter of 2013 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $285.2 million, as compared to $268.8 million in the first quarter of 2012

•	Net income attributable to Viad of $8.1 million, as compared to $1.0 million in the first quarter of 2012

•	Diluted income per share of $0.40, as compared to $0.05 in the first quarter of 2012

•	Cash and cash equivalents totaled $95.7 million as of March 31, 2013

•	Debt was $2.5 million as of March 31, 2013

Marketing & Events U.S.

•	Revenues of $218.3 million, an increase of 5.5 percent from the first quarter of 2012

•	Segment operating income of $14.1 million, as compared to $7.2 million in the first quarter of 2012

Marketing & Events International

•	Revenues of $60.0 million, an increase of 3.9 percent from the first quarter of 2012

•	Segment operating income of $4.4 million, as compared to $3.9 million in the first quarter of 2012

Travel & Recreation Group

•	Revenues of $8.4 million, an increase of 24.9 percent from the first quarter of 2012

•	Segment operating loss of $5.7 million, as compared to a loss of $5.6 million in the first quarter of 2012

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Net income attributable to Viad	$8,065	$1,027
Interest expense	296	358
Income tax expense	3,353	527
Depreciation and amortization	7,015	6,959

Adjusted EBITDA	$18,729	$8,871

The increase in Adjusted EBITDA of $9.9 million for the first quarter of 2013, as compared to the first quarter of 2012, was primarily driven by higher segment operating results at the Marketing & Events Group and lower restructuring charges and corporate costs than in 2012. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:

Comparison of First Quarter of 2013 to the First Quarter of 2012

Revenues for the first quarter of 2013 increased 6.1 percent to $285.2 million, as compared to $268.8 million in the first quarter of 2012. Viad’s income before income taxes was $11.1 million for the first quarter of 2013, as compared to $1.3 million in the first quarter of 2012. These increases were primarily due to a continued focus on operating efficiencies, positive show rotation revenues and continued same-show growth at Viad’s Marketing & Events Group, as well as expanded revenues at the Company’s Travel & Recreation Group.

Net income attributable to Viad for the first quarter of 2013 was $8.1 million, or $0.40 per diluted share, as compared to $1.0 million, or $0.05 per diluted share, in the first quarter of 2012.

During the first quarter of 2013, foreign exchange rate variances had an unfavorable impact of $1.4 million on revenues and $205,000 on segment operating results, as compared to the first quarter of 2012. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first quarter:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance	Weighted-Average Exchange Rates		Effect of Rate Variance
	2013	2012	(thousands)	2013	2012	(thousands)
Marketing & Events Group:
Canada	$0.98	$1.00	$(374)	$0.95	$1.01	$(84)
United Kingdom	$1.55	$1.59	$(933)	$1.54	$1.60	$(117)
Germany	$1.31	$1.33	$(25)	$1.33	$1.29	$(9)
Travel & Recreation Group:
Canada	$0.99	$1.00	$(100)	$0.99	$1.00	$5

Accordingly, Viad’s first quarter results were impacted by the strengthening of the U.S. dollar relative to the Canadian dollar, British pound and Euro. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $218.3 million for the first quarter of 2013, up 5.5 percent, as compared to $206.9 million in the first quarter of 2012. The increase was primarily due to positive show rotation revenues of approximately $7 million and base same-show revenue increases of 2.4 percent. Management defines base same-show revenues as revenues from exhibitions and events that occur in the same quarter and same city every year. Base same-shows represented approximately 61 percent of 2013 first quarter Marketing & Events U.S. revenues. Segment operating income was $14.1 million in the first quarter of 2013, as compared to $7.2 million in the first quarter of 2012. The improved operating results were primarily due to ongoing efforts to drive operating efficiencies and control discretionary expenses, as well as higher revenues.

The Company is continuing to execute against a number of margin improvement initiatives designed to more effectively manage labor costs across the Marketing & Events Group and to reduce the physical footprint and overhead associated with its U.S. warehousing operation. As it relates to labor costs, the focus is on driving productivity gains through rigorous and strategic pre-show planning on the highest opportunity events. The benefits of such measures are shown by an improvement of more than 100 basis points in the variable labor-to-revenue ratio on U.S. base same-shows, as compared to the first quarter of 2012. The Company is also working to develop new tools to support and systematize show site labor planning, measurement and benchmarking. On the facility side, approximately 1.2 million square feet of warehouse space has been eliminated since 2008, reducing the total U.S. warehouse footprint to approximately 2.4 million square feet as of March 31, 2013. Due to the cost saving efforts, the Company has recognized a U.S. facility cost savings improvement of approximately $450,000 for the first quarter of 2013, as compared to the first quarter of 2012.

Revenues for the Marketing & Events International segment were $60.0 million for the first quarter of 2013, up 3.9 percent, as compared to $57.8 million in the first quarter of 2012. Segment operating income was $4.4 million in the first quarter of 2013, as compared to $3.9 million in the first quarter of 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues and segment operating income of $1.3 million and $210,000, respectively, as compared to the first quarter of 2012. Excluding exchange rate variances, revenues for the first quarter of 2013 increased by $3.6 million, or 6.2 percent, and segment operating income increased by $745,000 as compared to 2012. These increases were primarily driven by positive show rotation revenues of approximately $3 million.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Marketing & Events U.S. base same-show revenues have increased on a full year basis for 2011 and 2012. For the first quarter of 2013, base same-show revenues have continued to increase.

For the 2013 full year, management expects U.S. base same-show revenues to increase at a low to mid-single digit rate and show rotation to have a net negative impact on full year revenue of approximately $55 million to $60 million. Although the Marketing & Events Group will not benefit from non-annual shows in 2013 as it did in 2012, management expects to reach a full year operating margin of approximately 2.5 percent in 2013 through improved operating efficiencies and new business wins. Additionally, management anticipates that foreign currency exchange rate variances versus 2012 will negatively impact the Marketing & Events Group’s 2013 full year revenues by approximately $7 million. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

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

Travel & Recreation Group. Revenues for the Travel & Recreation Group were $8.4 million for the first quarter of 2013, up 24.9 percent, as compared to first quarter 2012 revenues of $6.7 million. Segment operating loss was $5.7 million in the first quarter of 2013, as compared to a loss of $5.6 million in the first quarter of 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues of $100,000 and a favorable impact on segment operating results of $5,000, as compared to the first quarter of 2012. Excluding exchange rate variances, 2013 first quarter revenues increased by $1.8 million, or 26.4 percent, and segment operating results decreased by $113,000. In addition to increased revenues, as discussed below, operating results also reflect higher selling, general and administrative expenses, including costs related to additional resources to support the Company’s growth strategy of “Refresh-Build-Buy” and the bid for the new Glacier National Park concession contract.

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators, for the first quarter:

	2013	2012	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$3,021	$2,089	$932	44.6%
Transportation	2,951	2,413	538	22.3%
Attractions	1,841	1,383	458	33.1%
Package tours	723	1,008	(285)	-28.3%
Intra-segment eliminations & other	(134)	(165)	31	18.8%

Total	$8,402	$6,728	$1,674	24.9%

Key Performance Indicators:
Room nights available (Hospitality)	39,600	29,439	10,161	34.5%
RevPAR (Hospitality) [1]	$43	$41	$2	4.9%
Passengers (Attractions)	43,853	35,941	7,912	22.0%
Revenue per passenger (Attractions) [2]	$42	$38	$4	10.5%

[1]

Calculated as revenues from room sales divided by the number of room nights available during the period. Amounts shown represent simple average of RevPAR for all Travel & Recreation Group hospitality properties.

[2]

Calculated as total attractions revenues divided by the number of passengers during the period. Amounts shown represent simple average of revenue per passenger at all Travel & Recreation Group attractions.

The revenue growth from hospitality properties was primarily due to a full quarter contribution from the Banff International Hotel, which was acquired on March 7, 2012, and organic growth on hospitality revenues of 16.5 percent.

Brewster generated incremental transportation revenue in the first quarter of 2013 through increased charter business and a new three-year contract with the Lake Louise Ski Resort to transport skiers in and around the Banff area.

Revenues for the first quarter of 2013 were also favorably impacted by increased passenger volumes at the Banff Gondola. As compared to the first quarter of 2012, passenger volumes increased by 22.0 percent.

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

Management anticipates that foreign currency exchange rate variances versus 2012 will not have a meaningful impact on Travel & Recreation Group 2013 full year revenues and segment operating income. Management also anticipates the four acquisitions completed by Viad since the beginning of 2011 will generate approximately $25 million in revenues in 2013 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to grow this revenue base at a mid single-digit compound annual growth rate from 2013 to 2015, with expanding Adjusted EBITDA margins over that time period.

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

On December 14, 2012, the Park Service issued a prospectus soliciting proposals from prospective bidders, including Glacier Park, for the award of a 16-year concession contract beginning on January 1, 2014. Glacier Park submitted its bid for the contract on April 16, 2013. Although Viad believes that Glacier Park is well-positioned to win the new contract, if the Park Service selects a new concessionaire, Glacier Park would be entitled to $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract, plus an additional estimated $5 million to $6 million for the personal property Glacier Park uses at the facilities covered by the concession contract.

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

Corporate Activities. Corporate activities expense of $806,000 in the first quarter of 2013 decreased from $1.8 million in the first quarter of 2012. The decrease was primarily driven by the 2012 costs related to the amendment and restatement of the Company’s shareholder rights plan, as well as higher legal costs in 2012 related to employee benefits associated with previously divested operations.

Restructuring Charges. Viad recorded net restructuring charges of $720,000 in the first quarter of 2013 compared to $2.2 million in the first quarter of 2012. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Income Taxes. The effective tax rate in the first quarter of 2013 was 30.1 percent, as compared to 39.3 percent in the comparable period in 2012. The income tax provision for the first quarter of 2013 was computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rate for the first quarter of 2013 as compared to the federal statutory rate of 35 percent was primarily due to foreign income which is taxed at lower rates.

Liquidity and Capital Resources:

Cash and cash equivalents were $95.7 million as of March 31, 2013, as compared to $114.2 million as of December 31, 2012, with the decrease primarily due to a decrease in cash flow from operations and higher capital expenditures and dividends. During the first quarter of 2013, net cash outflows from operating activities totaled $5.6 million, primarily driven by operating results and changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of March 31, 2013, the Company had $39.8 million of its cash and cash equivalents held outside of the United States. Of the total amount, $28.3 million was held in Canada, $5.9 million in the United Kingdom, $2.8 million in Germany and $2.8 million in the United Arab Emirates. There were certain historical earnings related to the Company’s Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of March 31, 2013 that would result assuming all Canadian cash balances were repatriated to the United States would be approximately $872,000.

Cash Flows

A summary of cash flow information for the three months ended March 31 is provided below:

	2013	2012
	(in thousands)
Cash and cash equivalents, beginning of year	$114,171	$100,376
Net cash provided by (used in) operating activities	(5,575)	2,785
Net cash used in investing activities	(8,794)	(31,085)
Net cash used in financing activities	(2,791)	(2,124)
Effect of exchange rate changes on cash and cash equivalents	(1,284)	1,655

Cash and cash equivalents, end of period	$95,727	$71,607

Operating Activities

Cash flows from operations for the first quarter of 2013 were an outflow of $5.6 million, as compared to an inflow of $2.8 million for the first quarter of 2012, with the decrease due primarily to changes in working capital.

Investing Activities

Cash used in investing activities for the first quarter of 2013 was an outflow of $8.8 million, as compared to an outflow of $31.1 million for the first quarter of 2012. The change was primarily due to less cash used for acquisitions during the first quarter of 2013.

Capital expenditures for the first quarter of 2013 totaled $8.3 million and primarily related to building and other improvements at the Travel & Recreation Group as well as equipment and computer hardware at the Marketing & Events U.S. segment. During 2012, the Company began construction on the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada. During the first quarter of 2013, the Travel & Recreation Group incurred $2.9 million in capital expenditures relating to the Glacier Skywalk. During 2013, management anticipates spending approximately $12 million to $14 million to complete the project for which funding will be provided by cash from operations.

On February 19, 2013, Viad acquired the assets of Resource Creative Limited for $647,000 in cash, subject to certain adjustments, plus a deferred payment of up to approximately $278,000. On March 7, 2012, Viad completed the acquisition of the Banff International Hotel and related assets for $23.6 million in cash.

Financing Activities

Cash used in financing activities for the first quarter of 2013 totaled $2.8 million, as compared to $2.1 million for the first quarter of 2012. The period over period increase in cash used in financing activities was primarily due to the Company’s 150 percent increase in the quarterly dividend from $0.04 to $0.10 per share effective in the fourth quarter of 2012.

Viad’s total debt as of March 31, 2013 was $2.5 million, as compared to $2.2 million as of December 31, 2012. The debt-to-capital ratio was 0.006 to 1 as of both March 31, 2013 and December 31, 2012. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

In May 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of March 31, 2013, Viad had $128.2 million of capacity remaining under the Credit Facility reflecting issued letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

As part of the amendment and restatement, Viad’s financial covenants were revised to include a fixed-charge coverage ratio of not less than 2.50 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of March 31, 2013, the fixed-charge coverage and leverage ratios were 4.32 to 1 and 0.15 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year.

In December 2012, the Credit Facility was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year pursuant to certain conditions. The amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists. The amendment also allows dividends to be declared and paid in excess of $10 million in the aggregate per calendar year, as well as distributions on its capital stock, as defined in the Credit Facility, unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2013, Viad was in compliance with all covenants.

As of March 31, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2013 would be $19.0 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

In December 2012, the Company announced its intent to repurchase up to an additional one million shares of its common stock from time to time at prevailing market prices. No shares were repurchased during the first quarter of 2013. As of March 31, 2013, 1,030,438 shares remain available for repurchase under the announced authorization. Additionally, during the first quarters of 2013 and 2012, the Company repurchased 44,606 shares for $1.2 million and 50,894 shares for $1.0 million, respectively, related to tax withholding requirements on share-based awards.

Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2013 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of March 31, 2013, there was a remaining environmental remediation liability of $5.3 million related to previously sold operations of which $499,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.8 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

Goodwill — Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis on October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level or at the component level of an operating segment, depending on various factors including: the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets and other resources among components, and the benefits and likely recoverability of goodwill by the component’s operations.

As of March 31, 2013, Viad had total goodwill of $135.4 million consisting of $84.5 million related to the Marketing & Events Group and $50.9 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million related to the Marketing & Events U.S. segment and $21.8 million related to the Marketing & Events International segment.

For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested based on the segment’s geographical operations. For the Marketing & Events International segment, the reporting units are GES United Kingdom and GES Canada. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes.

As of March 31, 2013, the amount of goodwill assigned to the GES United Kingdom and GES Canada reporting units was $12.9 million and $8.9 million, respectively. Also, as of March 31, 2013, the Brewster, Glacier Park and Alaska Denali Travel operating segments (within the Travel & Recreation Group) had goodwill of $43.2 million, $4.5 million and $3.2 million, respectively.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of March 31, 2013, Viad had aggregate goodwill of $135.4 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in October 2012, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test was 126 percent, 67 percent and 34 percent for each of the Marketing & Events Group reporting units in the United States, GES United Kingdom and GES Canada, respectively. For the Brewster, Glacier Park and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 58 percent, 37 percent and 14 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment losses.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of March 31, 2013 and December 31, 2012, Viad had gross deferred tax assets of $73.3 million and $77.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As of March 31, 2013 and December 31, 2012, Viad had a valuation allowance of $14.7 million and $14.6 million, respectively, related to certain federal, state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.7 million as of March 31, 2013. Of this total, $13.2 million related to workers’ compensation liabilities and the remaining $7.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $5.7 million as of March 31, 2013, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.5 million and $1.5 million for the first quarters of 2013 and 2012, respectively.

In addition, as of March 31, 2013 Viad has recorded insurance liabilities of $3.0 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $1.8 million related to worker’s compensation liabilities and the remaining $1.2 million related to general liability claims. The Company has presented these amounts as other deferred items and liabilities with a corresponding receivable in other investments and assets.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $2.0 million to its funded pension plans and $1.1 million to its unfunded pension plans in 2013, of which the Company has contributed $721,000 and $227,000 during the first quarter of 2013, respectively.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $400,000 to the plans in 2013. Due to timing of the fundings, Viad made no contributions to the postretirement benefit plans during the first quarter of 2013.

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

The weighted-average assumptions used to determine the pension and postretirement benefit obligations as of December 31, 2012 were as follows:

	Domestic Plans
	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Foreign Plans
Discount rate	4.11%	3.80%	3.85%	4.06%

The weighted-average assumptions used to determine the 2012 net periodic benefit cost were as follows:

	Domestic Plans
	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Foreign Plans
Discount rate	4.93%	4.75%	4.70%	4.65%
Expected return on plan assets	4.20%	N/A	4.65%	5.45%

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments.

Share-based compensation — The fair value of restricted stock awards is based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility, the expected period of time the stock option will remain outstanding, the expected dividend yield on Viad common stock and the risk-free interest rate. While the Company has not granted stock options since 2010, changes in the assumptions could result in different estimates of the fair value of stock option grants, which could impact Viad’s future results of operations.

Impact of Recent Accounting Pronouncements:

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 18 of notes to condensed consolidated financial statements.

Forward-Looking Statements:

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2012 Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $36.0 million and $42.2 million as of March 31, 2013 and December 31, 2012, respectively. During the first quarters of 2013 and 2012, an unrealized foreign currency translation loss of $6.1 million and a gain of $4.4 million, respectively, were recorded in other comprehensive income.

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

The following table summarizes the effect of foreign exchange rate variances on segment operating results for the first quarter:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2013	2012	(thousands)
Canadian Operations:
Marketing & Events Group	$0.95	$1.01	$(84)
Travel & Recreation Group	$0.99	$1.00	$5
United Kingdom Operations:
Marketing & Events Group	$1.54	$1.60	$(117)
German Operations:
Marketing & Events Group	$1.33	$1.29	$(9)

Viad’s first quarter results were impacted by the strengthening of the U.S. dollar relative to the Canadian dollar, British pound and Euro. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of March 31, 2013, Viad did not have any variable rate debt outstanding.

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2013, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the first quarter of 2013 by Viad from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 2013	44,117	26.56	—	1,030,438
March 2013	489	27.32	—	1,030,438

Total	44,606	26.56	—	1,030,438

(1)

In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. Under these authorizations, no shares were repurchased during the first quarter of 2013. As of March 31, 2013, 1,030,438 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. Effective December 12, 2012, the Company’s $130 million Amended and Restated Credit Agreement dated as of May 18, 2011 was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year. This amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists.

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

Viad Corp
(Registrant)

May 9, 2013	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Chief Accounting Officer—Controller
(Chief Accounting Officer
and Authorized Officer)