Form 10-Q
period 2013-06-30
VIAD CORP
filed 2013-08-08
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, there were 20,322,104 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,142	$114,171
Accounts receivable, net of allowance for doubtful accounts of $1,328 and $1,150, respectively	84,122	62,756
Inventories	31,267	35,656
Deferred income taxes	21,999	26,301
Other current assets	25,049	15,534

Total current assets	245,579	254,418
Property and equipment, net	193,485	197,298
Other investments and assets	31,311	32,416
Deferred income taxes	25,152	26,104
Goodwill	133,422	137,820
Other intangible assets, net	4,910	2,521

Total Assets	$633,859	$650,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,941	$57,995
Other current liabilities	90,701	107,684
Current portion of capital lease obligations	1,038	1,347

Total current liabilities	149,680	167,026
Long-term capital lease obligations	905	879
Pension and postretirement benefits	36,745	37,812
Other deferred items and liabilities	49,036	47,828

Total liabilities	236,366	253,545

Commitments and contingencies (Note 16)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	589,152	593,862
Retained deficit	(2,782)	(13,034)
Unearned employee benefits and other	(803)	(1,301)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	330	275
Cumulative foreign currency translation adjustments	30,735	42,158
Unrecognized net actuarial loss and prior service credit, net	(14,887)	(14,968)
Common stock in treasury, at cost, 4,612,803 and 4,694,468 shares, respectively	(250,157)	(256,333)

Total Viad Corp stockholders’ equity	388,990	388,061
Noncontrolling interest	8,503	8,971

Total stockholders’ equity	397,493	397,032

Total Liabilities and Stockholders’ Equity	$633,859	$650,577

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues:
Convention and event services	$177,582	$170,195	$411,745	$386,083
Exhibits and environments	42,231	46,746	84,829	92,902
Travel and recreation services	29,501	29,509	37,903	36,237

Total revenues	249,314	246,450	534,477	515,222

Costs and expenses:
Costs of services	197,254	192,844	428,751	414,953
Costs of products sold	41,179	43,108	82,018	84,238
Corporate activities	1,167	2,187	1,973	3,964
Interest income	(137)	(123)	(275)	(292)
Interest expense	323	302	619	660
Restructuring charges	773	678	1,493	2,903

Total costs and expenses	240,559	238,996	514,579	506,426

Income from continuing operations before income taxes	8,755	7,454	19,898	8,796
Income tax expense	2,695	2,253	6,048	2,780

Income from continuing operations	6,060	5,201	13,850	6,016
Income from discontinued operations	—	639	—	639

Net income	6,060	5,840	13,850	6,655
Net loss attributable to noncontrolling interest	193	250	468	462

Net income attributable to Viad	$6,253	$6,090	$14,318	$7,117

Diluted income per common share
Income from continuing operations attributable to Viad common stockholders	$0.31	$0.27	$0.71	$0.32
Income from discontinued operations attributable to Viad common stockholders	—	0.03	—	0.03

Net income attributable to Viad common stockholders	$0.31	$0.30	$0.71	$0.35

Weighted-average outstanding and potentially dilutive common shares	20,159	19,961	20,177	19,950

Basic income per common share
Income from continuing operations attributable to Viad common stockholders	$0.31	$0.27	$0.71	$0.32
Income from discontinued operations attributable to Viad common stockholders	—	0.03	—	0.03

Net income attributable to Viad common stockholders	$0.31	$0.30	$0.71	$0.35

Weighted-average outstanding common shares	19,860	19,716	19,825	19,680

Dividends declared per common share	$0.10	$0.04	$0.20	$0.08

Amounts attributable to Viad common stockholders
Income from continuing operations	$6,253	$5,451	$14,318	$6,478
Income from discontinued operations	—	639	—	639

Net income	$6,253	$6,090	$14,318	$7,117

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$6,060	$5,840	$13,850	$6,655

Other comprehensive (loss) income:
Unrealized gain (loss) on investments, net of tax	(6)	(42)	55	51
Unrealized foreign currency translation adjustments, net of tax	(5,295)	(3,390)	(11,423)	996
Amortization of net actuarial loss, net of tax	180	174	361	349
Amortization of prior service credit, net of tax	(140)	(172)	(280)	(344)

Total other comprehensive (loss) income	(5,261)	(3,430)	(11,287)	1,052

Comprehensive income	799	2,410	2,563	7,707
Comprehensive loss attributable to noncontrolling interest	193	250	468	462

Comprehensive income attributable to Viad	$992	$2,660	$3,031	$8,169

See Notes to Condensed Consolidated Financial Statements

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$13,850	$6,655
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,338	15,000
Deferred income taxes	6,371	3,828
Income from discontinued operations	—	(639)
Restructuring charges	1,493	2,903
Gains on disposition of property and other assets	(196)	(129)
Share-based compensation expense	2,367	2,854
Excess tax benefit from share-based compensation arrangements	(389)	(269)
Other non-cash items, net	2,739	2,566
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(21,851)	(23,267)
Inventories	4,389	(13,139)
Accounts payable	327	17,098
Restructuring liabilities	(2,341)	(1,938)
Accrued compensation	(11,130)	(4,091)
Customer deposits	(8,922)	15,006
Income taxes payable	415	107
Other assets and liabilities, net	(9,195)	(5,560)

Net cash (used in) provided by operating activities	(7,735)	16,985

Cash flows from investing activities:
Capital expenditures	(15,705)	(14,088)
Acquisition of businesses, net of cash acquired	(647)	(23,546)
Proceeds from dispositions of property and other assets	433	168
Proceeds from sale of land — discontinued operations	—	1,041

Net cash used in investing activities	(15,919)	(36,425)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(690)	(1,444)
Dividends paid on common stock	(4,066)	(1,623)
Common stock purchased for treasury	(1,252)	(1,000)
Excess tax benefit from share-based compensation arrangements	389	269
Proceeds from exercise of stock options	540	89

Net cash used in financing activities	(5,079)	(3,709)

Effect of exchange rate changes on cash and cash equivalents	(2,296)	797

Net change in cash and cash equivalents	(31,029)	(22,352)
Cash and cash equivalents, beginning of year	114,171	100,376

Cash and cash equivalents, end of period	$83,142	$78,024

Supplemental disclosure of cash flow information
Cash paid for income taxes	$4,299	$5,103

Cash paid for interest	$510	$511

Property and equipment acquired under capital leases	$462	$363

Property and equipment purchases in accounts payable and accrued liabilities	$4,441	$1,273

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Preparation and Principles of Consolidation

The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Restricted stock	$947	$971	$1,720	$1,720
Performance unit incentive plan (“PUP”)	(339)	434	524	672
Stock options	6	153	101	302
Restricted stock units	(66)	79	22	160

Total share-based compensation before income tax benefit	548	1,637	2,367	2,854
Income tax benefit	(230)	(591)	(903)	(1,031)

Total share-based compensation, net of income tax benefit	$318	$1,046	$1,464	$1,823

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		Restricted Stock Units		PUP Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Units	Fair Value	Units	Fair Value
Balance at January 1, 2013	516,351	$21.25	40,500	$20.82	210,600	$21.70
Granted	99,400	27.35	8,600	27.35	93,100	27.35
Vested	(155,486)	20.87	(11,300)	19.10	—	—
Forfeited	(3,606)	23.20	(7,165)	21.80	(432)	20.60

Balance at June 30, 2013	456,659	22.69	30,635	23.06	303,268	23.43

The unamortized cost of all outstanding restricted stock awards as of June 30, 2013, was $4.9 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.0 years. During the six months ended June 30, 2013 and 2012, the Company repurchased 47,160 shares for $1.3 million and 50,894 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards. As of June 30, 2013, there were 1,004,579 total shares available for future grant.

As of June 30, 2013 and December 31, 2012, Viad had liabilities recorded of $355,000 and $633,000, respectively, related to restricted stock unit liability awards. A portion of the 2009 and 2010 restricted stock unit awards vested in February 2013 and 2012, respectively, and cash payouts of $300,000 and $257,000 were distributed in February 2013 and 2012, respectively. In addition, a portion of the 2009 performance-based restricted stock unit awards vested effective December 31, 2009, and cash payouts of $35,000 were distributed in January 2012.

As of June 30, 2013 and December 31, 2012, Viad had liabilities recorded of $4.2 million and $3.7 million, respectively, related to PUP awards. There were no PUP awards which vested during the six months ended June 30, 2013 or 2012. Furthermore, there were no cash settlements of PUP awards during the six months ended June 30, 2013 or 2012.

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2013	363,896	$22.03	276,009
Exercised	(47,343)	19.48
Forfeited or expired	(27,086)	28.28

Options outstanding at June 30, 2013	289,467	21.87	287,467

The total unrecognized cost related to non-vested stock option awards was $7,000 as of June 30, 2013, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately less than one year. No stock options were granted during the six months ended June 30, 2013.

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

The final amounts assigned to the assets of RCL as of the acquisition date included: property and equipment of $72,000, goodwill of $158,000 and other intangible assets of $695,000. In addition, a liability of $278,000 was recorded as of the acquisition date related to the contingent consideration. The primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities. The goodwill is deductible for tax purposes over a period of 15 years. The amounts assigned to other intangible assets included: $564,000 of customer relationships and $131,000 of noncompete agreements. The weighted-average amortization period related to the other intangible assets was 4.5 years. The transaction costs related to the acquisition were insignificant. The results of operations of RCL have been included in Viad’s consolidated financial statements from the date of acquisition.

In March 2012, Viad acquired the Banff International Hotel and related assets for $23.6 million in cash. The Banff International Hotel is a 162-guest room hotel located in downtown Banff, Alberta, Canada and is operated by Brewster within the Travel & Recreation Group. The following information represents the final amounts assigned to the assets and liabilities of the Banff International Hotel as of the date of acquisition:

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

The following table summarizes the unaudited pro forma results of operations attributable to Viad assuming that the acquisitions above had each been completed at the beginning of each period:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenue	$249,314	$246,601	$534,724	$516,040
Depreciation and amortization	8,041	7,354	15,097	14,583
Segment operating income	10,498	9,796	23,339	15,185
Net income attributable to Viad	6,253	6,047	14,327	6,985
Diluted net income per share	0.31	0.30	0.71	0.34
Basic net income per share	0.31	0.30	0.71	0.34

Note 4. Inventories

The components of inventories were as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$16,645	$16,422
Work in process	14,622	19,234

Inventories	$31,267	$35,656

Note 5. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Land and land interests	$25,527	$26,124
Buildings and leasehold improvements	140,473	137,293
Equipment and other	308,139	310,448

	474,139	473,865
Accumulated depreciation	(280,654)	(276,567)

Property and equipment, net	$193,485	$197,298

Depreciation expense for the three months ended June 30, 2013 and 2012, was $7.0 million and $7.9 million, respectively, and for the six months ended June 30, 2013 and 2012, was $13.7 million and $14.7 million, respectively.

Note 6. Other Investments and Assets

Other investments and assets consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Cash surrender value of life insurance	$19,238	$19,142
Workers’ compensation insurance security deposits	3,350	3,350
Other	8,723	9,924

Total other investments and assets	$31,311	$32,416

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013, were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2013	$62,686	$23,054	$52,080	$137,820
Business acquisition	—	158	—	158
Foreign currency translation adjustments	—	(1,659)	(2,897)	(4,556)

Balance at June 30, 2013	$62,686	$21,553	$49,183	$133,422

The following table summarizes goodwill by reporting unit and segment:

	June 30,	December 31,
	2013	2012
	(in thousands)
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	12,907	13,894
GES Canada	8,646	9,160

Total Marketing & Events Group	84,239	85,740

Travel & Recreation Group:
Brewster	41,538	44,435
Glacier Park	4,461	4,461
Alaska Denali Travel	3,184	3,184

Total Travel & Recreation Group	49,183	52,080

Total goodwill	$133,422	$137,820

A summary of other intangible assets as of June 30, 2013, is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
		(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$5,428	$(1,960)	$3,468
Other	1,152	(170)	982

	6,580	(2,130)	4,450
Unamortized intangible assets:
Business licenses	460	—	460

Total	$7,040	$(2,130)	$4,910

A summary of other intangible assets as of December 31, 2012 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,594	$(2,384)	$1,210
Other	959	(108)	851

	4,553	(2,492)	2,061
Unamortized intangible assets:
Business licenses	460	—	460

Total	$5,013	$(2,492)	$2,521

During the six months ended June 30, 2013, Viad recorded a contract-related intangible asset of $2.1 million in connection with a preferred supplier agreement. Intangible asset amortization expense for the three months ended June 30, 2013 and 2012 was $320,000 and $186,000, respectively, and $612,000 and $321,000 for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2013	$631
2014	955
2015	757
2016	638
2017	844
Thereafter	625

Note 8. Accrued Liabilities and Other

Other current liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Continuing operations:
Customer deposits	$41,250	$50,172
Accrued compensation	16,490	25,067
Self-insured liability accrual	7,368	8,501
Accrued employee benefit costs	3,834	3,132
Accrued restructuring	2,677	4,084
Accrued dividends	2,066	2,053
Accrued foreign income taxes	1,827	28
Accrued sales and use taxes	1,151	3,179
Other	12,792	9,998

	89,455	106,214

Discontinued operations:
Self-insured liability accrual	565	527
Environmental remediation liabilities	446	571
Other	235	372

	1,246	1,470

Total other current liabilities	$90,701	$107,684

Other deferred items and liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Continuing operations:
Self-insured liability accrual	$17,498	$15,579
Accrued compensation	6,054	8,061
Accrued restructuring	3,699	3,140
Foreign deferred tax liability	1,991	2,024
Other	7,767	6,734

	37,009	35,538

Discontinued operations:
Self-insured liability accrual	4,934	5,188
Environmental remediation liabilities	4,745	4,745
Accrued income taxes	1,069	1,053
Other	1,279	1,304

	12,027	12,290

Total other deferred items and liabilities	$49,036	$47,828

Note 9. Debt and Capital Leases

In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of June 30, 2013 and December 31, 2012, Viad’s total debt of $1.9 million and $2.2 million, respectively, consisted entirely of capital lease obligations. As of June 30, 2013, Viad had $128.2 million of capacity remaining under the Credit Facility reflecting outstanding letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio, minimum cash balance, dividend limits and share repurchase restrictions. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2013, Viad was in compliance with all covenants.

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

The estimated fair value of total debt was $1.8 million and $2.1 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 10. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2013:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
	(in thousands)
Balance at January 1, 2013	$388,061	$8,971	$397,032
Net income (loss)	14,318	(468)	13,850
Dividends on common stock	(4,066)	—	(4,066)
Common stock purchased for treasury	(1,252)	—	(1,252)
Employee benefit plans	2,717	—	2,717
Unrealized foreign currency translation adjustment	(11,423)	—	(11,423)
Unrealized gain on investments	55	—	55
Prior service credit and net actuarial loss	81	—	81
ESOP allocation adjustment	500	—	500
Other	(1)	—	(1)

Balance at June 30, 2013	$388,990	$8,503	$397,493

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2012:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 1, 2012	$377,894	$8,285	$386,179
Net income (loss)	7,117	(462)	6,655
Dividends on common stock	(1,623)	—	(1,623)
Common stock purchased for treasury	(1,000)	—	(1,000)
Employee benefit plans	2,279	—	2,279
Unrealized foreign currency translation adjustment	996	—	996
Unrealized gain on investments	51	—	51
Prior service credit and net actuarial loss	5	—	5
ESOP allocation adjustment	650	—	650
Other	(2)	(1)	(3)

Balance at June 30, 2012	$386,367	$7,822	$394,189

In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. No shares were repurchased during the six months ended June 30, 2013 or 2012. As of June 30, 2013, 1,030,438 shares remain available for repurchase. Additionally, during the six months ended June 30, 2013 and 2012, the Company repurchased 47,160 shares for $1.3 million and 50,894 shares for $1.0 million, respectively, related to tax withholding requirements on share-based awards.

Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit	Accumulated Other Comprehensive Income
	(in thousands)
Balance at January 1, 2013	$275	$42,158	$(14,968)	$27,465
Other comprehensive income before reclassifications	91	(11,423)	—	(11,332)
Amounts reclassified from AOCI, net of tax	(36)	—	81	45

Net other comprehensive income (loss)	55	(11,423)	81	(11,287)

Balance at June 30, 2013	$330	$30,735	$(14,887)	$16,178

The following table presents information about reclassification adjustments out of AOCI for the six months ended June 30:

	2013	2012	Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)
Unrealized gain on investments	$(57)	$(12)	Interest income
	21	4	Income tax expense

	$(36)	$(8)	Net of tax

Recognized net actuarial loss	$584	$565	See (1) below
Amortization of prior service credit	(453)	(557)	See (1) below
	(50)	(4)	Income tax benefit

	$81	$4	Net of tax

(1)	Amount is included in pension expense. See Note 14 for additional information.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at June 30, 2013 Using
			Significant
		Quoted Prices	Other	Significant
		in Active	Observable	Unobserved
	June 30,	Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market funds	$7,179	$7,179	$—	$—
Other mutual funds	1,235	1,235	—	—

Total	$8,414	$8,414	$—	$—

As of June 30, 2013 and December 31, 2012, Viad had investments in money market mutual funds of $7.2 million and $10.2 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of June 30, 2013 and December 31, 2012, Viad had investments in other mutual funds of $1.2 million, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of June 30, 2013, and December 31, 2012, there were unrealized gains on the investments of $540,000 ($330,000 after-tax) and $450,000 ($275,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

Note 12. Income Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$6,253	$6,090	$14,318	$7,117
Less: Allocation to non-vested shares	(142)	(163)	(338)	(194)

Net income allocated to Viad common stockholders	$6,111	$5,927	$13,980	$6,923

Denominator:
Weighted-average outstanding common shares	19,860	19,716	19,825	19,680

Net income attributable to Viad common stockholders	$0.31	$0.30	$0.71	$0.35

Diluted net income per share
Numerator:
Net income attributable to Viad	$6,253	$6,090	$14,318	$7,117

Denominator:
Weighted-average outstanding common shares	19,860	19,716	19,825	19,680
Additional dilutive shares related to share-based compensation	299	245	352	270

Weighted-average outstanding and potentially dilutive shares	20,159	19,961	20,177	19,950

Net income attributable to Viad common stockholders (1)	$0.31	$0.30	$0.71	$0.35

(1)	Diluted income per share cannot exceed basic income per share.

Options to purchase 48,000 and 390,000 shares of common stock were outstanding during the six months ended June 30, 2013 and 2012, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 299,000 and 245,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, 352,000 and 270,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share, respectively.

Note 13. Income Taxes

The effective tax rates for the six months ended June 30, 2013 and 2012 were 30.4 percent and 31.6 percent, respectively. The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates.

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. As of June 30, 2013 and December 31, 2012, Viad had gross deferred tax assets of $75.4 million and $77.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As of June 30, 2013 and December 31, 2012, Viad had a valuation allowance of $14.7 million and $14.6 million, respectively, related to certain federal, state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both June 30, 2013 and December 31, 2012. In addition, as of June 30, 2013 and December 31, 2012, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $433,000 and $418,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months. As of both June 30, 2013 and December 31, 2012, liabilities associated with uncertain tax positions (including interest and penalties) of $1.1 million were classified as non-current liabilities.

Note 14. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2013	2012	2013	2012	2013	2012
			(in thousands)
Service cost	$30	$27	$46	$42	$134	$122
Interest cost	261	290	173	227	175	183
Expected return on plan assets	(100)	(70)	—	(19)	(175)	(155)
Amortization of prior service credit	—	—	(225)	(279)	—	—
Recognized net actuarial loss	149	128	141	155	10	—

Net periodic benefit cost	$340	$375	$135	$126	$144	$150

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the six months ended June 30 included the following components:

	Domestic Plans
			Postretirement		Foreign
	Pension Plans		Benefit Plans		Pension Plans
	2013	2012	2013	2012	2013	2012
			(in thousands)
Service cost	$60	$54	$92	$79	$271	$244
Interest cost	522	587	346	424	356	371
Expected return on plan assets	(200)	(221)	—	(41)	(355)	(313)
Amortization of prior service credit	—	—	(450)	(557)	—	—
Recognized net actuarial loss	298	258	282	309	20	—

Net periodic benefit cost	$680	$678	$270	$214	$292	$302

Viad expects to contribute $2.7 million to its funded pension plans, $1.0 million to its unfunded pension plans and $400,000 to its postretirement benefit plans in 2013. During the six months ended June 30, 2013, Viad contributed $1.8 million to its funded pension plans, $537,000 to its unfunded pension plans and $42,000 to its postretirement benefit plans.

Note 15. Restructuring Charges

During the six months ended June 30, 2013, Viad recorded net restructuring charges of $1.5 million primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The amounts included in the restructuring liability as of June 30, 2013, related to future lease obligations which will be paid over the remaining lease terms, and severance and employee benefits that are expected to be paid by the end of 2013. The table below represents a reconciliation of Viad’s restructuring liability by major restructuring activity:

	Marketing & Events
	Group Consolidation		Other Restructurings
	Severance &		Severance &
	Employee		Employee
	Benefits	Facilities	Benefits	Facilities	Total
			(in thousands)
Balance at January 1, 2013	$720	$5,571	$—	$933	$7,224
Restructuring charges	1,703	440	42	(692)	1,493
Cash payments	(993)	(1,094)	(13)	(241)	(2,341)

Balance at June 30, 2013	$1,430	$4,917	$29	$—	$6,376

Note 16. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2013, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of June 30, 2013, there was a remaining environmental remediation liability of $5.2 million related to previously sold operations of which $446,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”

As of June 30, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2013, would be $17.1 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park operates the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. Glacier Park’s original 25-year concession contract with the Park Service that was to expire on December 31, 2005, has been extended for eight one-year periods and now expires on December 31, 2013. Glacier Park generated approximately 49 percent of its 2012 revenues through its concession contract for services provided within Glacier National Park.

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

If a new concessionaire is selected by the Park Service, Glacier Park would continue to generate revenue from the four properties it owns outside of Glacier National Park: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which Glacier Park owns and operates under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 24 percent of the Travel & Recreation Group’s 2012 segment operating income.

Note 17. Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income, which excludes restructuring charges and recoveries and impairment charges and recoveries. For the purpose of discussing segment operations, Viad refers to segment operating income as calculated by subtracting segment direct expenses from segment revenues. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$155,511	$165,472	$373,852	$372,346
International	68,591	54,659	128,639	112,437
Intersegment eliminations	(4,289)	(3,190)	(5,917)	(5,798)

	219,813	216,941	496,574	478,985
Travel & Recreation Group	29,501	29,509	37,903	36,237

	$249,314	$246,450	$534,477	$515,222

Segment operating income (loss):
Marketing & Events Group:
U.S.	$2,601	$5,572	$16,716	$12,820
International	5,588	2,348	9,980	6,205

	8,189	7,920	26,696	19,025
Travel & Recreation Group	2,692	2,578	(2,988)	(2,994)

	10,881	10,498	23,708	16,031
Corporate activities	(1,167)	(2,187)	(1,973)	(3,964)

	9,714	8,311	21,735	12,067
Interest income	137	123	275	292
Interest expense	(323)	(302)	(619)	(660)
Restructuring charges:
Marketing & Events U.S.	(318)	(484)	(124)	(2,487)
Marketing & Events International	(426)	(181)	(1,327)	(403)
Travel & Recreation Group	—	—	(13)	—
Corporate	(29)	(13)	(29)	(13)

Income from continuing operations before income taxes	$8,755	$7,454	$19,898	$8,796

	June 30, 2013	December 31, 2012
	(in thousands)
Assets:
Marketing & Events U.S.	$220,396	$203,145
Marketing & Events International	87,399	100,387
Travel & Recreation Group	226,105	223,199
Corporate and other	99,959	123,846

	$633,859	$650,577

Note 18. Discontinued Operations

In June 2012, Viad recorded income from discontinued operations of $639,000 related to the sale of land associated with previously sold operations.

Note 19. Impact of Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the reporting of amounts reclassified out of AOCI, which is codified in Accounting Standards Codification (“ASC”) Topic 220. The new guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income in certain circumstances, or otherwise cross-reference amounts to other disclosures. The adoption of this new guidance did not have an impact on Viad’s financial condition or results of operations. See Note 10 for required disclosures.

In July 2013, the FASB issued new guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, which is codified in ASC Topic 740. This new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. Management does not believe that this guidance will have an impact on Viad’s financial condition and results of operations.

Note 20. Subsequent Event

In July 2013, Viad completed the sale of certain land located in Utah associated with previously sold operations for approximately $1.6 million (net of estimated selling costs). The sale transaction will be recorded in discontinued operations in the third quarter of 2013.

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

The following are financial highlights of the second quarter of 2013 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $249.3 million, as compared to $246.5 million in the second quarter of 2012

•	Net income attributable to Viad of $6.3 million, as compared to $6.1 million in the second quarter of 2012

•	Diluted income per share of $0.31, as compared to $0.30 in the second quarter of 2012

•	Cash and cash equivalents totaled $83.1 million as of June 30, 2013

•	Debt was $1.9 million as of June 30, 2013

Marketing & Events U.S.

•	Revenues of $155.5 million, a decrease of 6.0 percent from the second quarter of 2012

•	Segment operating income of $2.6 million, as compared to $5.6 million in the second quarter of 2012

Marketing & Events International

•	Revenues of $68.6 million, an increase of 25.5 percent from the second quarter of 2012

•	Segment operating income of $5.6 million, as compared to $2.3 million in the second quarter of 2012

Travel & Recreation Group

•	Revenues of $29.5 million, in line with the second quarter of 2012

•	Segment operating income of $2.7 million, as compared to $2.6 million in the second quarter of 2012

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(in thousands)
Net income attributable to Viad	$6,253	$6,090	$14,318	$7,117
Interest expense	323	302	619	660
Income tax expense	2,695	2,253	6,048	2,780
Depreciation and amortization	7,323	8,041	14,338	15,000
Income from discontinued operations	—	(639)	—	(639)

Adjusted EBITDA	$16,594	$16,047	$35,323	$24,918

The increase in Adjusted EBITDA of $547,000 for the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by lower corporate costs. The increase in Adjusted EBITDA of $10.4 million for the first six months of 2013 compared to the first six months of 2012 was primarily driven by higher segment operating results at the Marketing & Events Group, as well as lower corporate costs and restructuring charges in 2013. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:

Comparison of Second Quarter of 2013 to the Second Quarter of 2012

Revenues for the second quarter of 2013 increased 1.2 percent to $249.3 million, as compared to $246.5 million in the second quarter of 2012. Viad’s income before income taxes was $8.8 million for the second quarter of 2013, as compared to $7.5 million in the second quarter of 2012. These increases were primarily due to positive show rotation revenues, continued same-show growth and a continued focus on operating efficiencies at the Marketing & Events Group, as well as expanded revenues at Glacier Park within the Travel & Recreation Group.

Net income attributable to Viad for the second quarter of 2013 was $6.3 million, or $0.31 per diluted share, as compared to $6.1 million, or $0.30 per diluted share, in the second quarter of 2012.

During the second quarter of 2013, foreign exchange rate variances had an unfavorable impact of $2.1 million on revenues and $226,000 on segment operating results, as compared to the second quarter of 2012. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the second quarter:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2013	2012	(thousands)	2013	2012	(thousands)
Marketing & Events Group:
United Kingdom	$1.53	$1.59	$(1,430)	$1.53	$1.65	$(100)
Canada	$0.98	$0.99	$(341)	$0.98	$1.03	$(40)
Germany	$1.30	$1.29	$(4)	$1.31	$1.29	$(12)
Travel & Recreation Group:
Canada	$0.97	$0.99	$(342)	$0.96	$0.98	$(74)

Accordingly, Viad’s second quarter results were primarily impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and the British pound. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $155.5 million for the second quarter of 2013, down 6.0 percent, as compared to $165.5 million in the second quarter of 2012. The decrease was primarily due to negative show rotation revenues of approximately $6 million and a lower level of short-term bookings compared to the unusually strong short-term bookings in the second quarter of 2012, partially offset by base same-show revenue increases of 2.6 percent. Management defines base same-show revenues as revenues from exhibitions and events that the Marketing & Events Group produced out of the same city in both the current year quarter and prior year quarter. Base same-shows represented approximately 40 percent of 2013 second quarter Marketing & Events U.S. revenues. Segment operating income was $2.6 million in the second quarter of 2013, as compared to $5.6 million in the second quarter of 2012.

The Company is continuing to execute against margin improvement initiatives designed to more effectively manage labor costs (the “Labor Management” initiative) and to reduce the physical footprint and overhead associated with its U.S. warehousing operation (the “Service Delivery Network” initiative). The focus of the Labor Management initiative is on driving productivity gains through rigorous and strategic pre-show planning on the highest opportunity events. The variable labor-to-revenue ratio on U.S. base same-shows was relatively flat, as compared to the second quarter of 2012. Driving this measure down continues to be a primary focus for management and the benefits are shown through improvement on a year-to-date basis of more than 100 basis points. The Company is also working to develop new tools to support and systematize show site labor planning, measurement and benchmarking. Through the Service Delivery Network initiative, the Company has realized net reductions of approximately 1.2 million square feet and almost $7 million in annual costs related to its U.S. facilities since 2008. As of June 30, 2013, the Marketing & Events U.S. segment’s warehouse footprint totaled approximately 2.4 million square feet.

Revenues for the Marketing & Events International segment were $68.6 million for the second quarter of 2013, up 25.5 percent, as compared to $54.7 million in the second quarter of 2012. Segment operating income was $5.6 million in the second quarter of 2013, as compared to $2.3 million in the second quarter of 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues and segment operating income of $1.8 million and $152,000, respectively, as compared to the second quarter of 2012. Excluding exchange rate variances, revenues for the second quarter of 2013 increased by $15.7 million, or 28.7 percent, and segment operating income increased by $3.4 million as compared to 2012. These increases were primarily driven by positive show rotation revenues of approximately $15 million.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Marketing & Events U.S. base same-show revenues have increased on a full year basis for 2011 and 2012. For the first two quarters of 2013, base same-show revenues have continued to increase.

For the 2013 full year, management expects U.S. base same-show revenues to increase at a low single-digit rate and show rotation to have a net negative impact on full year revenue of approximately $55 million. Although the Marketing & Events Group will not benefit from non-annual shows in 2013 as it did in 2012, management expects to reach a full year operating margin of approximately 2.5 percent in 2013 primarily as a result of continued execution against its Service Delivery Network and Labor Management initiatives. Additionally, management anticipates that foreign currency exchange rate variances versus 2012 will negatively impact the Marketing & Events Group’s 2013 full year revenues by approximately $9 million. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

In connection with the Service Delivery Network initiative, Viad is finalizing plans to relocate the Marketing & Events Group’s New Jersey operations as the current facility no longer meets the operational needs of the Company. Viad expects to sell the facility and the land upon which it is situated for approximately $12.8 million during the third quarter of 2013. The facility will be leased back through the end of the year to allow for a seamless relocation to a more efficient leased facility in the same market during the fourth quarter of 2013. Management expects to realize a pre-tax gain on the sale of approximately $4.8 million during the third quarter, which will be partially offset by facility relocation costs during the fourth quarter.

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

Travel & Recreation Group. Revenues for the Travel & Recreation Group were $29.5 million for the second quarter of 2013, in line with second quarter of 2012 revenues. Segment operating income was $2.7 million in the second quarter of 2013, as compared to $2.6 million in the second quarter of 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues and segment operating income of $342,000 and $74,000, respectively, as compared to the second quarter of 2012. Excluding exchange rate variances, 2013 second quarter revenues increased by $334,000, or 1.1 percent, and segment operating income increased by $188,000.

Results for the 2013 quarter were negatively impacted by extensive flooding that took place on June 20, 2013, in Alberta, Canada. Major pieces of infrastructure in the province were affected and many roads became impassable, which temporarily restricted access to Brewster’s hotel properties and attractions in the area. The provincial authorities were able to restore road access to Banff for both commercial and private vehicles by June 26, 2013, ahead of the Canada Day holiday weekend. Now that the flooding has abated, visitation to the area is improving. Management expects to see more normalized occupancy and visitor traffic in August. Management estimates that the flooding had an unfavorable impact on second quarter 2013 revenues of approximately $1 million and that the third quarter of 2013 could be similarly affected.

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators, for the second quarter:

	2013	2012	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$10,453	$9,827	$626	6.4%
Attractions	9,402	9,772	(370)	-3.8%
Package Tours	5,317	5,795	(478)	-8.2%
Transportation	4,926	4,889	37	0.8%
Intra-segment eliminations & other	(597)	(774)	177	22.9%

Total	$29,501	$29,509	$(8)	0.0%

Key Performance Indicators:
Room nights available (Hospitality) (1)	66,689	68,654	(1,965)	-2.9%
RevPAR (Hospitality) (2)	$116	$106	$10	9.4%
Passengers (Attractions)	232,150	249,325	(17,175)	-6.9%
Revenue per passenger (Attractions) (3)	$43	$41	$2	4.9%

(1)	Management postponed the opening dates of certain Glacier Park properties in order to maximize occupancy and reduce operating costs.
(2)

Calculated as total revenues from room sales divided by the number of room nights available during the period. Amounts shown represent simple average of RevPAR for all Travel & Recreation Group hospitality properties.

(3)

Calculated as total attractions revenues divided by the number of passengers during the period. Amounts shown represent simple average of revenue per passenger at all Travel & Recreation Group attractions.

The revenue growth from hospitality properties was primarily due to strong room occupancy at Glacier Park, particularly at the Grouse Mountain Lodge, which was recently updated and refreshed. The St. Mary Lodge, along with other properties in the area, also benefited from strong occupancy in the early spring shoulder season. These results were partially offset by the negative impact of the flooding in Alberta on Brewster’s business as discussed above.

Attraction revenues for the second quarter of 2013 were unfavorably impacted by decreased passenger volumes at Brewster’s attractions. Before the flooding, June passenger volumes were up across all of Brewster’s attractions as compared to 2012. Brewster saw a significant drop in passenger count as a result of the flooding. As compared to the second quarter of 2012, passenger volumes decreased by 6.9 percent.

Brewster’s Package Tours revenues also decreased in the second quarter of 2013, as compared to 2012, primarily due to cancelations from the Alberta flooding.

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

Management anticipates that foreign currency exchange rate variances versus 2012 will have an unfavorable impact on Travel & Recreation Group 2013 full year revenues of approximately $4 million. Management also anticipates the four acquisitions completed by Viad since the beginning of 2011 will generate approximately $25 million in revenues in 2013 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to grow this revenue base by nearly eight percent in 2013 and at a mid single-digit compound annual growth rate from 2013 to 2015, with expanding Adjusted EBITDA margins over that time period.

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

If a new concessionaire is selected by the Park Service, Glacier Park would continue to generate revenue from the four properties it owns outside of Glacier National Park: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, which Glacier Park owns and operates under a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 24 percent of the Travel & Recreation Group’s 2012 segment operating income.

Corporate Activities. Corporate activities expense of $1.2 million in the second quarter of 2013 decreased from $2.2 million for the same period of 2012. The decrease was primarily driven by lower performance-based compensation expense in 2013 and costs related to employee benefits associated with previously divested operations in 2012.

Restructuring Charges. Viad recorded net restructuring charges of $773,000 in the second quarter of 2013 compared to $678,000 for the same period of 2012. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Income Taxes. The effective tax rate in the second quarter of 2013 was 30.8 percent, as compared to 30.2 percent in the comparable period in 2012. The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates.

Comparison of First Six Months of 2013 to the First Six Months of 2012

Revenues for the first six months of 2013 increased 3.7 percent to $534.5 million from $515.2 million during the first six months of 2012. Viad’s income before income taxes was $19.9 million, as compared to $8.8 million in 2012. These increases were primarily due to increased revenues from the Marketing & Events Group resulting from positive show rotation revenues and U.S. base same-show revenue increases, as well as increased hospitality and transportation revenues in the Travel & Recreation Group. Restructuring charges in the first six months of 2013 were $1.5 million, as compared to $2.9 million in the first six months of 2012, primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Net income attributable to Viad for the first six months of 2013 was $14.3 million, or $0.71 per diluted share, as compared to $7.1 million, or $0.35 per diluted share, during the first six months of 2012. The 2012 results included income from discontinued operations of $639,000, or $0.03 per diluted share, related to the sale of land associated with previously sold operations.

During the first six months of 2013, foreign exchange rate variances had an unfavorable impact on revenues and segment operating income of $3.6 million and $431,000, respectively, as compared to the first six months of 2012. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first six months of the year:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2013	2012	(thousands)	2013	2012	(thousands)
Marketing & Events Group:
United Kingdom	$1.54	$1.59	$(2,364)	$1.53	$1.61	$(217)
Canada	$0.98	$1.00	$(715)	$0.97	$1.01	$(124)
Germany	$1.31	$1.30	$(29)	$1.32	$1.28	$(21)
Travel & Recreation Group:
Canada	$0.97	$0.99	$(442)	$0.88	$0.93	$(69)

Accordingly, Viad’s six-month results were primarily impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and the British pound. Future changes in the exchange rates may adversely impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $373.9 million for the first six months of 2013, an increase of $1.5 million from $372.3 million in 2012. Segment operating income was $16.7 million in the first six months of 2013, as compared to $12.8 million in 2012. These increases were primarily due to positive show rotation revenues of approximately $2 million, in addition to U.S. base same-show revenue increases of 2.4 percent. Base same-shows represented approximately 52 percent of revenues for the first six months of 2013 for the Marketing & Events U.S. segment. Operating margin improved to 4.5 percent for the first six months of 2013, as compared to 3.4 percent in 2012.

Revenues for the Marketing & Events International segment were $128.6 million for the first six months of 2013, up 14.4 percent from $112.4 million in 2012. Segment operating income was $10.0 million in the first six months of 2013, as compared to $6.2 million in 2012. As discussed above, results in this segment were impacted by exchange rates during the first six months of 2013 resulting in decreases of $3.1 million and $362,000 in revenues and segment operating income, respectively, as compared to 2012. Excluding exchange rate variances, revenues for the first six months of 2013 increased by $19.3 million, or 17.2 percent, and segment operating income increased by $4.1 million, as compared to 2012. These increases were primarily due to positive show rotation of $18 million. Operating margin improved to 7.8 percent for the first six months of 2013, as compared to 5.5 percent in 2012.

Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $37.9 million for the first six months of 2013, an increase of 4.6 percent, as compared to 2012 revenues of $36.2 million. Segment operating loss was $3.0 million, in line with 2012. As discussed above, results in this segment were impacted by exchange rate variances during the first six months of 2013 resulting in decreases of $442,000 and $69,000 in revenues and segment operating income, respectively, as compared to 2012. Excluding exchange rate variances, revenues for the first six months of 2013 increased by $2.1 million, or 5.8 percent, and segment operating results improved by $75,000. In addition to increased revenues, as discussed below, operating results also reflect higher selling, general and administrative expenses, including costs related to additional resources to support the Company’s growth strategy of “Refresh-Build-Buy” and the bid for the new Glacier National Park concession contract.

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators, for the first six months of the year:

	2013	2012	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$13,474	$11,916	$1,558	13.1%
Attractions	11,243	11,155	88	0.8%
Transportation	7,877	7,302	575	7.9%
Package Tours	6,040	6,803	(763)	-11.2%
Intra-segment eliminations & other	(731)	(939)	208	22.2%

Total	$37,903	$36,237	$1,666	4.6%

Key Performance Indicators:
Room nights available (Hospitality) (1)	106,289	98,093	8,196	8.4%
RevPAR (Hospitality) (2)	$114	$105	$9	8.6%
Passengers (Attractions)	276,003	285,266	(9,263)	-3.2%
Revenue per passenger (Attractions) (3)	$43	$41	$2	4.9%

(1)

The increase was driven by the March 2012 acquisition of the Banff International Hotel. Partially offsetting this was management postponing the opening dates of certain Glacier Park properties in order to maximize occupancy and reduce operating costs.

(2)

Calculated as total revenues from room sales divided by the number of room nights available during the period. Amounts shown represent simple average of RevPAR for all Travel & Recreation Group hospitality properties.

(3)

Calculated as total attractions revenues divided by the number of passengers during the period. Amounts shown represent simple average of revenue per passenger at all Travel & Recreation Group attractions.

The revenue growth from hospitality properties was primarily due to a full first quarter contribution from the Banff International Hotel, which was acquired on March 7, 2012, and strong occupancy at the Glacier Park properties during the spring shoulder season, particularly at the Grouse Mountain Lodge. These results were partially offset by the flooding that occurred in Alberta, which negatively impacted Brewster’s business in June, as discussed within the second quarter comparison.

Brewster generated incremental transportation revenue through increased charter business and a new three-year contract with the Lake Louise Ski Resort to transport skiers in and around the Banff area.

Revenues for the first six months of 2013 were unfavorably impacted by decreased passenger volumes at Brewster’s attractions as a result of the Alberta flooding. As compared to the first six months of 2012, passenger volumes decreased by 3.2 percent.

Corporate Activities. Corporate activities expense of $2.0 million in the first six months of 2013 decreased from $4.0 million for the same period of 2012. The decrease was primarily driven by lower performance-based compensation expense and legal expense in 2013. In 2012, corporate activities expense included costs related to the amendment and restatement of the Company’s shareholder rights plan and costs related to employee benefits associated with previously divested operations.

Restructuring Charges. Viad recorded net restructuring charges of $1.5 million in the first six months of 2013 compared to $2.9 million for the same period of 2012. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Income Taxes. The effective tax rate for the first six months of 2013 was 30.4 percent as compared to 31.6 percent for the comparable period in 2012. The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates.

Liquidity and Capital Resources:

Cash and cash equivalents were $83.1 million as of June 30, 2013, compared to $114.2 million as of December 31, 2012, with the decrease primarily due to a net cash outflow from operations, as well as capital expenditures and dividends. During the first six months of 2013, net cash outflows from operating activities totaled $7.7 million, primarily driven by changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of June 30, 2013, the Company had $42.1 million of its cash and cash equivalents held outside of the United States. Of the total amount, $31.9 million was held in Canada, $7.3 million in the United Kingdom, $1.9 million in Germany and $1.0 million in the United Arab Emirates. There were certain historical earnings related to the Company’s Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of June 30, 2013 that would result assuming all Canadian cash balances were repatriated to the United States would be approximately $1.0 million.

Cash Flows

A summary of cash flow information for the first six months of the year is provided below:

	2013	2012
	(in thousands)
Cash and cash equivalents, beginning of year	$114,171	$100,376
Net cash (used in) provided by operating activities	(7,735)	16,985
Net cash used in investing activities	(15,919)	(36,425)
Net cash used in financing activities	(5,079)	(3,709)
Effect of exchange rate changes on cash and cash equivalents	(2,296)	797

Cash and cash equivalents, end of period	$83,142	$78,024

Operating Activities

Cash flows from operations for the first six months of 2013 were an outflow of $7.7 million, as compared to an inflow of $17.0 million for the same period of 2012, with the decrease due primarily to changes in working capital.

Investing Activities

Cash used in investing activities for the first six months of 2013 was an outflow of $15.9 million, as compared to an outflow of $36.4 million for the same period of 2012. The change was primarily due to the acquisition of the Banff International Hotel in 2012.

Capital expenditures for the first six months of 2013 totaled $15.7 million and primarily related to building and other improvements at the Travel & Recreation Group as well as equipment and computer hardware at the Marketing & Events U.S. segment. During 2012, the Company began construction on the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada. During the first six months of 2013, the Travel & Recreation Group paid $5.3 million in capital expenditures relating to the Glacier Skywalk, with an additional $1.6 million unpaid and accrued as of June 30, 2013. During 2013, management anticipates spending approximately $12 million to $14 million to complete the project for which funding will be provided by cash from operations.

On February 19, 2013, Viad acquired the assets of Resource Creative Limited for $647,000 in cash, subject to certain adjustments, plus a deferred payment of up to approximately $278,000. On March 7, 2012, Viad completed the acquisition of the Banff International Hotel and related assets for $23.6 million in cash.

Viad is finalizing plans to relocate the Marketing & Events Group’s New Jersey operations as the current facility no longer meets the operational needs of the Company. Viad expects to sell the facility and the land upon which it is situated for approximately $12.8 million during the third quarter of 2013.

Financing Activities

Cash used in financing activities for the first six months of 2013 totaled $5.1 million, as compared to $3.7 million for the same period of 2012. The period-over-period increase in cash used in financing activities was primarily due to the Company’s 150 percent increase in the quarterly dividend from $0.04 to $0.10 per share effective in the fourth quarter of 2012.

Viad’s total debt as of June 30, 2013 was $1.9 million, as compared to $2.2 million as of December 31, 2012. The debt-to-capital ratio was 0.005 to 1 as of June 30, 2013, compared to 0.006 to 1 as of December 31, 2012. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

In May 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of June 30, 2013, Viad had $128.2 million of capacity remaining under the Credit Facility reflecting issued letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

As part of the amendment and restatement, Viad’s financial covenants were revised to include a fixed-charge coverage ratio of not less than 2.50 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of June 30, 2013, the fixed-charge coverage and leverage ratios were 4.43 to 1 and 0.14 to 1, respectively. The terms of the Credit Facility allow Viad to pay up to $10 million in dividends in the aggregate in any calendar year.

In December 2012, the Credit Facility was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year pursuant to certain conditions. The amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists. The amendment also allows dividends to be declared and paid in excess of $10 million in the aggregate per calendar year, as well as distributions on its capital stock, as defined in the Credit Facility, unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2013, Viad was in compliance with all covenants.

As of June 30, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2013, would be $17.1 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

In December 2012, the Company announced its intent to repurchase up to an additional one million shares of its common stock from time to time at prevailing market prices. No shares were repurchased during the first six months of 2013. As of June 30, 2013, 1,030,438 shares remain available for repurchase under the announced authorization. Additionally, during the first six months of 2013 and 2012, the Company repurchased 47,160 shares for $1.3 million and 50,894 shares for $1.0 million, respectively, related to tax withholding requirements on share-based awards.

Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2013 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of June 30, 2013, there was a remaining environmental remediation liability of $5.2 million related to previously sold operations of which $446,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

As of June 30, 2013, Viad had total goodwill of $133.4 million consisting of $84.2 million related to the Marketing & Events Group and $49.2 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million related to the Marketing & Events U.S. segment and $21.5 million related to the Marketing & Events International segment.

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

As of June 30, 2013, the amount of goodwill assigned to the GES United Kingdom and GES Canada reporting units was $12.9 million and $8.6 million, respectively. Also, as of June 30, 2013, the Brewster, Glacier Park and Alaska Denali Travel operating segments (within the Travel & Recreation Group) had goodwill of $41.5 million, $4.5 million and $3.2 million, respectively.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of June 30, 2013, Viad had aggregate goodwill of $133.4 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in October 2012, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test was 126 percent, 67 percent and 34 percent for each of the Marketing & Events Group reporting units in the United States, United Kingdom and Canada, respectively. For the Brewster, Glacier Park and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 58 percent, 37 percent and 14 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, segment operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of June 30, 2013 and December 31, 2012, Viad had gross deferred tax assets of $75.4 million and $77.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As of June 30, 2013 and December 31, 2012, Viad had a valuation allowance of $14.7 million and $14.6 million, respectively, related to certain federal, state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.7 million as of June 30, 2013. Of this total, $13.0 million related to workers’ compensation liabilities and the remaining $7.7 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $5.5 million as of June 30, 2013, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $3.1 million and $2.6 million for the first six months of 2013 and 2012, respectively.

In addition, as of June 30, 2013, Viad has recorded insurance liabilities of $4.2 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $2.0 million related to worker’s compensation liabilities and the remaining $2.2 million related to general liability claims. The Company has presented these amounts as other deferred items and liabilities with a corresponding receivable in other investments and assets.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $2.7 million to its funded pension plans and $1.0 million to its unfunded pension plans in 2013, of which the Company has contributed $1.8 million and $537,000 during the first six months of 2013, respectively.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $400,000 to the plans in 2013, of which $42,000 was contributed by the Company during the first six months of 2013.

The assumed health care cost trend rate used in measuring the December 31, 2012, accumulated postretirement benefit obligation was 8.5 percent, declining one-half percent each year to the ultimate rate of five percent by the year 2019 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2012, by approximately $1.8 million and the total of service and interest cost components by approximately $120,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2012, by approximately $1.5 million and the total of service and interest cost components by approximately $97,000.

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

Impact of Recent Accounting Pronouncements:

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 19 of notes to condensed consolidated financial statements.

Forward-Looking Statements:

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward-looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2012 Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $30.7 million and $42.2 million as of June 30, 2013 and December 31, 2012, respectively. During the second quarter and first six months of 2013, unrealized foreign currency translation losses of $5.3 million and $11.4 million, respectively, were recorded in other comprehensive income. During the second quarter and first six months of 2012, an unrealized foreign currency translation loss of $3.4 million and a gain of $1.0 million, respectively, were recorded in other comprehensive income.

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

The following table summarizes the effect of foreign exchange rate variances on segment operating results for the second quarter:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2013	2012	(thousands)
Canadian Operations:
Marketing & Events Group	$0.98	$1.03	$(40)
Travel & Recreation Group	$0.96	$0.98	$(74)
United Kingdom Operations:
Marketing & Events Group	$1.53	$1.65	$(100)
German Operations:
Marketing & Events Group	$1.31	$1.29	$(12)

The following table summarizes the effect of foreign exchange rate variances on segment operating results for the first six months ended of the year:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2013	2012	(thousands)
Canadian Operations:
Marketing & Events Group	$0.97	$1.01	$(124)
Travel & Recreation Group	$0.88	$0.93	$(69)
United Kingdom Operations:
Marketing & Events Group	$1.53	$1.61	$(217)
German Operations:
Marketing & Events Group	$1.32	$1.28	$(21)

Viad’s second quarter and six-month results were primarily impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and British pound. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of June 30, 2013, Viad did not have any variable rate debt outstanding.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2013, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the second quarter of 2013 by Viad from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2013	88	24.15	—	1,030,438
June 2013	2,466	25.61	—	1,030,438

Total	2,554	25.56	—	1,030,438

(1)

In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. Under these authorizations, no shares were repurchased during the second quarter of 2013. As of June 30, 2013, 1,030,438 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. In December 2012, the Company’s $130 million Amended and Restated Credit Agreement dated as of May 18, 2011 was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year. This amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists.

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

Viad Corp
(Registrant)

August 8, 2013	By /s/ G. Michael Latta

(Date)	G. Michael Latta
Chief Accounting Officer—Controller
(Chief Accounting Officer
and Authorized Officer)