Form 10-Q
period 2013-09-30
VIAD CORP
filed 2013-11-08
CIK 884219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 20,329,341 shares of common stock ($1.50 par value) outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$120,122	$114,171
Accounts receivable, net of allowance for doubtful accounts of $1,050 and $1,150, respectively	74,490	62,756
Inventories	37,817	35,656
Deferred income taxes	20,055	26,301
Other current assets	20,372	15,534

Total current assets	272,856	254,418
Property and equipment, net	189,600	197,298
Other investments and assets	31,368	32,416
Deferred income taxes	29,556	26,104
Goodwill	130,999	137,820
Other intangible assets, net	4,781	2,521

Total Assets	$659,160	$650,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,772	$57,995
Other current liabilities	96,549	107,684
Current portion of capital lease obligations	909	1,347

Total current liabilities	158,230	167,026
Long-term capital lease obligations	831	879
Pension and postretirement benefits	36,591	37,812
Other deferred items and liabilities	48,816	47,828

Total liabilities	244,468	253,545

Commitments and contingencies (Note 17)
Stockholders’ equity:
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	589,951	593,862
Retained earnings (deficit)	7,044	(13,034)
Unearned employee benefits and other	(453)	(1,301)
Accumulated other comprehensive income (loss):
Unrealized gains on investments	392	275
Cumulative foreign currency translation adjustments	36,066	42,158
Unrecognized net actuarial loss and prior service credit, net	(14,877)	(14,968)
Common stock in treasury, at cost, 4,615,040 and 4,694,468 shares, respectively	(250,229)	(256,333)

Total Viad Corp stockholders’ equity	405,296	388,061
Noncontrolling interest	9,396	8,971

Total stockholders’ equity	414,692	397,032

Total Liabilities and Stockholders’ Equity	$659,160	$650,577

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues:
Convention and event services	$126,744	$197,221	$538,489	$583,304
Exhibits and environments	29,742	33,083	114,571	125,985
Travel and recreation services	79,987	77,153	117,890	113,390

Total revenues	236,473	307,457	770,950	822,679

Costs and expenses:
Costs of services	184,635	238,980	613,386	653,933
Costs of products sold	31,989	34,295	114,007	118,533
Gain on sale of facility and related land	(4,775)	—	(4,775)	—
Corporate activities	2,034	2,036	4,007	6,000
Interest income	(122)	(153)	(397)	(445)
Interest expense	286	331	905	991
Restructuring charges	714	608	2,207	3,511
Goodwill impairment loss	4,461	—	4,461	—
Other impairment losses	952	—	952	—

Total costs and expenses	220,174	276,097	734,753	782,523

Income from continuing operations before income taxes	16,299	31,360	36,197	40,156
Income tax expense	4,557	10,304	10,605	13,084

Income from continuing operations	11,742	21,056	25,592	27,072
Income from discontinued operations	1,006	—	1,006	639

Net income	12,748	21,056	26,598	27,711
Net income attributable to noncontrolling interest	(893)	(1,080)	(425)	(618)

Net income attributable to Viad	$11,855	$19,976	$26,173	$27,093

Diluted income per common share
Income from continuing operations attributable to Viad common stockholders	$0.53	$0.99	$1.24	$1.31
Income from discontinued operations attributable to Viad common stockholders	0.05	—	0.05	0.03

Net income attributable to Viad common stockholders	$0.58	$0.99	$1.29	$1.34

Weighted-average outstanding and potentially dilutive common shares	20,191	20,017	20,188	19,993

Basic income per common share
Income from continuing operations attributable to Viad common stockholders	$0.53	$0.99	$1.24	$1.31
Income from discontinued operations attributable to Viad common stockholders	0.05	—	0.05	0.03

Net income attributable to Viad common stockholders	$0.58	$0.99	$1.29	$1.34

Weighted-average outstanding common shares	19,868	19,721	19,839	19,694

Dividends declared per common share	$0.10	$0.10	$0.30	$0.18

Amounts attributable to Viad common stockholders
Income from continuing operations	$10,849	$19,976	$25,167	$26,454
Income from discontinued operations	1,006	—	1,006	639

Net income	$11,855	$19,976	$26,173	$27,093

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$12,748	$21,056	$26,598	$27,711

Other comprehensive (loss) income:
Unrealized gains on investments, net of tax	62	15	117	66
Unrealized foreign currency translation adjustments, net of tax	5,331	6,229	(6,092)	7,225
Amortization of net actuarial loss, net of tax	150	132	511	481
Amortization of prior service credit, net of tax	(140)	(172)	(420)	(516)

Total other comprehensive (loss) income	5,403	6,204	(5,884)	7,256

Comprehensive income	18,151	27,260	20,714	34,967
Comprehensive income attributable to noncontrolling interest	(893)	(1,080)	(425)	(618)

Comprehensive income attributable to Viad	$17,258	$26,180	$20,289	$34,349

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$26,598	$27,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,777	23,560
Deferred income taxes	1,775	(4,242)
Income from discontinued operations	(1,006)	(639)
Restructuring charges	2,207	3,511
Impairment losses	5,413	—
Gain on sale of facility and related land	(4,775)	—
Gains on disposition of property and other assets	(223)	(156)
Share-based compensation expense	3,569	4,524
Excess tax benefit from share-based compensation arrangements	(389)	(269)
Other non-cash items, net	3,603	3,646
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(12,173)	(24,342)
Inventories	(2,161)	(2,238)
Accounts payable	4,704	26,272
Restructuring liabilities	(3,771)	(2,761)
Accrued compensation	(8,768)	5,783
Customer deposits	(5,806)	(1,994)
Income taxes payable	2,115	8,185
Other assets and liabilities, net	(5,356)	2,255

Net cash provided by operating activities	27,333	68,806

Cash flows from investing activities:
Capital expenditures	(26,927)	(19,912)
Acquisition of businesses, net of cash acquired	(647)	(23,546)
Proceeds from sale of facility and related land	12,696	—
Proceeds from dispositions of property and other assets	422	194
Proceeds from sale of land - discontinued operations	1,645	1,041

Net cash used in investing activities	(12,811)	(42,223)

Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,027)	(2,308)
Dividends paid on common stock	(6,095)	(2,429)
Common stock purchased for treasury	(1,294)	(1,038)
Excess tax benefit from share-based compensation arrangements	389	269
Proceeds from exercise of stock options	540	90

Net cash used in financing activities	(7,487)	(5,416)

Effect of exchange rate changes on cash and cash equivalents	(1,084)	2,686

Net change in cash and cash equivalents	5,951	23,853
Cash and cash equivalents, beginning of year	114,171	100,376

Cash and cash equivalents, end of period	$120,122	$124,229

Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,956	$7,202

Cash paid for interest	$633	$855

Property and equipment acquired under capital leases	$591	$690

Property and equipment purchases in accounts payable and accrued liabilities	$2,895	$5,078

See Notes to Condensed Consolidated Financial Statements.

VIAD CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Preparation and Principles of Consolidation

The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park, an 80 percent owned subsidiary of Viad, currently operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. As discussed in Note 3 below, Glacier Park’s concession portion of its business with the U.S. National Park Service (the “Park Service”) for Glacier National Park expires on December 31, 2013. Thereafter, the ongoing operations of Glacier Park will include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Stewart Motel, an in-holding within Glacier National Park and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada. Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

Note 2. Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Restricted stock	$802	$890	$2,522	$2,610
Performance unit incentive plan (“PUP”)	347	548	871	1,220
Stock options	3	148	104	450
Restricted stock units	50	84	72	244

Total share-based compensation before income tax benefit	1,202	1,670	3,569	4,524
Income tax benefit	(445)	(571)	(1,326)	(1,606)

Total share-based compensation, net of income tax benefit	$757	$1,099	$2,243	$2,918

In addition, $253,000 of share-based compensation costs were included in restructuring charges during the nine months ended September 30, 2012, including $94,000 related to the PUP awards presented below.

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		Restricted Stock Units		PUP Awards
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Units	Fair Value	Units	Fair Value
Balance at January 1, 2013	516,351	$21.25	40,500	$20.82	210,600	$21.70
Granted	101,300	27.28	8,600	27.35	93,100	27.35
Vested	(161,186)	20.74	(11,300)	19.10	—	—
Forfeited	(5,966)	23.07	(8,840)	22.33	(432)	20.60

Balance at September 30, 2013	450,499	22.76	28,960	22.98	303,268	23.43

The unamortized cost of all outstanding restricted stock awards as of September 30, 2013 was $4.1 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.9 years. During the nine months ended September 30, 2013 and 2012, the Company repurchased 48,937 shares for $1.3 million and 53,019 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards. As of September 30, 2013, there were 1,005,372 total shares available for future grant.

As of September 30, 2013 and December 31, 2012, Viad had liabilities recorded of $405,000 and $633,000, respectively, related to restricted stock unit liability awards. Portions of the 2009 and 2010 restricted stock unit awards vested in February 2013 and February 2012 and cash payouts of $300,000 and $257,000 were distributed in February 2013 and 2012, respectively. In addition, a portion of the 2009 performance-based restricted stock unit awards vested effective December 31, 2009 and cash payouts of $35,000 were distributed in January 2012.

As of September 30, 2013 and December 31, 2012, Viad had liabilities recorded of $4.6 million and $3.7 million, respectively, related to PUP awards. There were no PUP awards which vested during the nine months ended September 30, 2013 or 2012. Furthermore, there were no cash settlements of PUP awards during the nine months ended September 30, 2013 or 2012.

The following table summarizes stock option activity:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at January 1, 2013	363,896	$22.03	276,009
Exercised	(47,343)	19.48
Forfeited or expired	(27,419)	28.22

Options outstanding at September 30, 2013	289,134	21.87	287,134

The total unrecognized cost related to non-vested stock option awards was $3,000 as of September 30, 2013, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of less than one year. No stock options were granted during the nine months ended September 30, 2013.

Note 3. Impairment Losses

In August 2013, Viad was notified by the Park Service that the concession contract for Glacier National Park, commencing in 2014, was awarded to another concessionaire. As a result, management revised its outlook for future revenues and earnings from Glacier Park and performed a preliminary interim impairment evaluation of goodwill at the Glacier Park reporting unit. Based on this preliminary evaluation, the Company recorded a non-cash impairment charge of $4.5 million representing all goodwill at the Glacier Park reporting unit, of which $892,000 related to the noncontrolling interest. The goodwill impairment loss is included in the consolidated statements of operations under the caption, “Goodwill impairment loss.” Management intends to finalize the impairment evaluation during the fourth quarter of 2013, which could result in adjustments to the amount initially recorded.

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

Also in the third quarter of 2013, Viad recorded other asset impairment charges of $952,000 at the Marketing & Events Group related to the write off of a touring exhibition asset and amounts capitalized for internally developed software that is not anticipated to be put into use. These impairment losses are included in the consolidated statements of operations under the caption, “Other impairment losses.”

Note 4. Acquisition of Businesses

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

The following table summarizes the unaudited pro forma results of operations attributable to Viad assuming that the acquisitions above had each been completed at the beginning of each period:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues	$236,473	$307,802	$771,197	$823,842
Depreciation and amortization	7,439	8,560	21,818	23,862
Segment operating income	24,624	34,110	48,346	49,931
Net income attributable to Viad	11,855	19,932	26,182	26,916
Diluted net income per share	0.58	0.98	1.29	1.33
Basic net income per share	0.58	0.98	1.29	1.33

Note 5. Inventories

The components of inventories were as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$14,792	$16,422
Work in process	23,025	19,234

Inventories	$37,817	$35,656

Note 6. Property and Equipment

During the three months ended September 30, 2013, Viad sold a facility and the land upon which it was situated within the Marketing & Events Group for $12.7 million (net of selling costs). Viad recorded a gain on the sale of the facility and related land of $4.8 million.

Property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Land and land interests	$23,951	$26,124
Buildings and leasehold improvements	137,932	137,293
Equipment and other	308,836	310,448

	470,719	473,865
Accumulated depreciation	(281,119)	(276,567)

Property and equipment, net	$189,600	$197,298

Depreciation expense for the three months ended September 30, 2013 and 2012, was $7.1 million and $8.4 million, respectively, and for the nine months ended September 30, 2013 and 2012, was $20.8 million and $23.1 million, respectively.

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Cash surrender value of life insurance	$19,290	$19,142
Workers’ compensation insurance security deposits	3,350	3,350
Other	8,728	9,924

Total other investments and assets	$31,368	$32,416

Note 8. Goodwill and Other Intangible Assets

As discussed in Note 3 above, Viad recorded a goodwill impairment loss of $4.5 million related to Glacier Park during the three months ended September 30, 2013, of which $892,000 related to the noncontrolling interest.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013, were as follows:

		Marketing &
	Marketing &	Events	Travel &
	Events U.S.	International	Recreation Group	Total
	(in thousands)
Balance at January 1, 2013	$62,686	$23,054	$52,080	$137,820
Goodwill impairment loss	—	—	(4,461)	(4,461)
Business acquisition	—	158	—	158
Foreign currency translation adjustments	—	(622)	(1,896)	(2,518)

Balance at September 30, 2013	$62,686	$22,590	$45,723	$130,999

The following table summarizes goodwill by reporting unit and segment:

	September 30,	December 31,
	2013	2012
	(in thousands)
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	13,766	13,894
GES Canada	8,824	9,160

Total Marketing & Events Group	85,276	85,740

Travel & Recreation Group:
Brewster	42,539	44,435
Alaska Denali Travel	3,184	3,184
Glacier Park	—	4,461

Total Travel & Recreation Group	45,723	52,080

Total goodwill	$130,999	$137,820

A summary of other intangible assets as of September 30, 2013, is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$5,483	$(2,238)	$3,245
Other	1,312	(236)	1,076

	6,795	(2,474)	4,321
Unamortized intangible assets:
Business licenses	460	—	460

Total	$7,255	$(2,474)	$4,781

A summary of other intangible assets as of December 31, 2012 is presented below:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(in thousands)
Amortized intangible assets:
Contracts and customer relationships	$3,594	$(2,384)	$1,210
Other	959	(108)	851

	4,553	(2,492)	2,061
Unamortized intangible assets:
Business licenses	460	—	460

Total	$5,013	$(2,492)	$2,521

During the nine months ended September 30, 2013, Viad recorded a contract-related intangible asset of $2.1 million in connection with a preferred supplier agreement. Intangible asset amortization expense for the three months ended September 30, 2013 and 2012, was $318,000 and $187,000, respectively, and $930,000 and $508,000 for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense related to amortized intangible assets for future periods is expected to be as follows:

(in thousands)
2013	$325
2014	992
2015	791
2016	667
2017	549
Thereafter	997

Note 9. Accrued Liabilities and Other

Other current liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Continuing operations:
Customer deposits	$44,366	$50,172
Accrued compensation	18,797	25,067
Self-insured liability accrual	7,466	8,501
Accrued foreign income taxes	3,616	28
Other taxes	3,254	1,325
Accrued employee benefit costs	3,038	3,132
Accrued restructuring	2,114	4,084
Accrued dividends	2,068	2,053
Accrued sales and use taxes	1,247	3,179
Other	9,489	8,673

	95,455	106,214

Discontinued operations:
Self-insured liability accrual	520	527
Environmental remediation liabilities	398	571
Other	176	372

	1,094	1,470

Total other current liabilities	$96,549	$107,684

Other deferred items and liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Continuing operations:
Self-insured liability accrual	$17,326	$15,579
Accrued compensation	6,506	8,061
Accrued restructuring	3,546	3,140
Foreign deferred tax liability	1,970	2,024
Other	7,491	6,734

	36,839	35,538

Discontinued operations:
Self-insured liability accrual	4,913	5,188
Environmental remediation liabilities	4,723	4,745
Accrued income taxes	1,077	1,053
Other	1,264	1,304

	11,977	12,290

Total other deferred items and liabilities	$48,816	$47,828

Note 10. Debt and Capital Leases

In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of September 30, 2013 and December 31, 2012, Viad’s total debt of $1.7 million and $2.2 million, respectively, consisted entirely of capital lease obligations. As of September 30, 2013, Viad had $128.2 million of capacity remaining under the Credit Facility reflecting outstanding letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio, minimum cash balance, dividend limits and share repurchase restrictions. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2013, Viad was in compliance with all covenants.

In December 2012, the Credit Facility was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year pursuant to certain conditions. The amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists immediately prior to and immediately after giving effect to such share repurchases. The amendment also allows dividends to be declared and paid in excess of $10 million in the aggregate per calendar year, as well as distributions on its capital stock, as defined in the Credit Facility, unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists immediately prior to and immediately after giving effect to such distributions.

The estimated fair value of total debt was $1.7 million and $2.1 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Note 11. Stockholders’ Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2013:

	Total Viad		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
		(in thousands)
Balance at January 1, 2013	$388,061	$8,971	$397,032
Net income	26,173	425	26,598
Dividends on common stock	(6,095)	—	(6,095)
Common stock purchased for treasury	(1,294)	—	(1,294)
Employee benefit plans	3,485	—	3,485
Unrealized foreign currency translation adjustment	(6,092)	—	(6,092)
Unrealized gain on investments	117	—	117
Prior service credit and net actuarial loss	91	—	91
ESOP allocation adjustment	850	—	850

Balance at September 30, 2013	$405,296	$9,396	$414,692

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

In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. No shares were repurchased during the nine months ended September 30, 2013 or 2012. As of September 30, 2013, 1,030,438 shares were available for repurchase. Additionally, during the nine months ended September 30, 2013 and 2012, the Company repurchased 48,937 shares for $1.3 million and 53,019 shares for $1.0 million pursuant to separate authority, respectively, related to tax withholding requirements on share-based awards.

Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

		Cumulative	Unrecognized
		Foreign	Net Actuarial	Accumulated
	Unrealized	Currency	Loss and	Other
	Gains on	Translation	Prior Service	Comprehensive
	Investments	Adjustments	Credit	Income
	(in thousands)
Balance at January 1, 2013	$275	$42,158	$(14,968)	$27,465
Other comprehensive income before reclassifications	162	(6,092)	—	(5,930)
Amounts reclassified from AOCI, net of tax	(45)	—	91	46

Net other comprehensive income (loss)	117	(6,092)	91	(5,884)

Balance at September 30, 2013	$392	$36,066	$(14,877)	$21,581

The following table presents information about reclassification adjustments out of AOCI for the nine months ended September 30:

			Affected Line
			Item in the
			Statement Where
			Net Income is
	2013	2012	Presented
	(in thousands)
Unrealized gain on investments	$(72)	$(45)	Interest income
Tax effect	27	16	Income tax expense

	$(45)	$(29)	Net of tax

Recognized net actuarial loss	$827	$778	See (1) below
Amortization of prior service credit	(680)	(835)	See (1) below
Tax effect	(56)	(21)	Income tax benefit

	$91	$(78)	Net of tax

(1)	Amount is included in pension expense. See Note 15 for additional information.

Note 12. Fair Value Measurements

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at September 30, 2013 Using
Description	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
	(in thousands)
Money market funds	$16,680	$16,680	$—	$—
Other mutual funds	1,289	1,289	—	—

Total	$17,969	$17,969	$—	$—

As of September 30, 2013 and December 31, 2012, Viad had investments in money market mutual funds of $16.7 million and $10.2 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments were classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of September 30, 2013 and December 31, 2012, Viad had investments in other mutual funds of $1.3 million and $1.2 million, respectively, which were classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of September 30, 2013, and December 31, 2012, there were unrealized gains on the investments of $641,000 ($392,000 after-tax) and $450,000 ($275,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables, accounts payable and contingent considerations approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 10.

During the third quarter of 2013, Viad had certain non-financial assets that were measured at fair value on a non-recurring basis using Level 3 inputs. These assets include goodwill and certain property and equipment for which impairment losses were recorded during the third quarter of 2013. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at September 30, 2013 Using
Description	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)	Total Gains (Losses)
	(in thousands)
Goodwill(1)	$—	$—	$—	$—	$(4,461)
Property and equipment(1)	—	—	—	—	(952)

Total	$—	$—	$—	$—	$(5,413)

(1)	See Note 3 for details of the impairment losses.

Note 13. Income Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted per share computations for net income attributable to Viad:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Basic net income per share
Numerator:
Net income attributable to Viad	$11,855	$19,976	$26,173	$27,093
Less: Allocation to non-vested shares	(264)	(532)	(605)	(735)

Net income allocated to Viad common stockholders	$11,591	$19,444	$25,568	$26,358

Denominator:
Weighted-average outstanding common shares	19,868	19,721	19,839	19,694

Net income attributable to Viad common stockholders	$0.58	$0.99	$1.29	$1.34

Diluted net income per share
Numerator:
Net income attributable to Viad	$11,855	$19,976	$26,173	$27,093

Denominator:
Weighted-average outstanding common shares	19,868	19,721	19,839	19,694
Additional dilutive shares related to share-based compensation	323	296	349	299

Weighted-average outstanding and potentially dilutive shares	20,191	20,017	20,188	19,993

Net income attributable to Viad common stockholders (1)	$0.58	$0.99	$1.29	$1.34

(1)	Diluted income per share cannot exceed basic income per share.

Options to purchase 47,000 and 436,000 shares of common stock were outstanding during the nine months ended September 30, 2013 and 2012, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 323,000 and 296,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share during the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, 349,000 and 299,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share, respectively.

Note 14. Income Taxes

The effective tax rates for the nine months ended September 30, 2013 and 2012 were 29.3 percent and 32.6 percent, respectively. The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates.

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. As of September 30, 2013 and December 31, 2012, Viad had gross deferred tax assets of $73.4 million and $77.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As of September 30, 2013, the weight of the evidence with respect to the foreign tax credit has not changed. As of September 30, 2013 and December 31, 2012, Viad had a valuation allowance of $14.7 million and $14.6 million, respectively, related to certain federal, state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both September 30, 2013 and December 31, 2012. In addition, as of September 30, 2013 and December 31, 2012, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $441,000 and $418,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad does not expect any of the unrecognized tax benefits to be recognized during the next 12 months. As of both September 30, 2013 and December 31, 2012, liabilities associated with uncertain tax positions (including interest and penalties) of $1.1 million were classified as non-current liabilities.

Note 15. Pension and Postretirement Benefits

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the three months ended September 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2013	2012	2013	2012	2013	2012
	(in thousands)
Service cost	$—	$24	$25	$31	$134	$123
Interest cost	251	276	152	187	175	186
Expected return on plan assets	(100)	(84)	—	(15)	(175)	(157)
Amortization of prior service credit	—	—	(227)	(278)	—	—
Recognized net actuarial loss	129	110	106	101	10	—

Net periodic benefit cost	$280	$326	$56	$26	$144	$152

The net periodic benefit cost of Viad’s pension and postretirement benefit plans for the nine months ended September 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
	2013	2012	2013	2012	2013	2012
	(in thousands)
Service cost	$60	$78	$117	$110	$405	$368
Interest cost	773	863	498	611	531	552
Expected return on plan assets	(300)	(305)	—	(56)	(530)	(467)
Amortization of prior service credit	—	—	(677)	(835)	—	—
Recognized net actuarial loss	427	368	388	410	30	—

Net periodic benefit cost	$960	$1,004	$326	$240	$436	$453

Viad expects to contribute $2.6 million to its funded pension plans, $1.1 million to its unfunded pension plans and $400,000 to its postretirement benefit plans in 2013. During the nine months ended September 30, 2013, Viad contributed $2.3 million to its funded pension plans, $665,000 to its unfunded pension plans and $64,000 to its postretirement benefit plans.

Note 16. Restructuring Charges

During the nine months ended September 30, 2013, Viad recorded net restructuring charges of $2.2 million primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The amounts included in the restructuring liability as of September 30, 2013, related to future lease obligations which will be paid over the remaining lease terms, and severance and employee benefits that are expected to be paid by the end of 2013. The table below represents a reconciliation of Viad’s restructuring liability by major restructuring activity:

	Marketing & Events
	Group Consolidation		Other Restructurings
	Severance &		Severance &
	Employee		Employee
	Benefits	Facilities	Benefits	Facilities	Total
	(in thousands)
Balance at January 1, 2013	$720	$5,571	$—	$933	$7,224
Restructuring charges, net	1,890	872	137	(692)	2,207
Cash payments	(1,434)	(2,034)	(62)	(241)	(3,771)

Balance at September 30, 2013	$1,176	$4,409	$75	$—	$5,660

Note 17. Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2013, with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on the Company’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of September 30, 2013, there was a remaining environmental remediation liability of $5.1 million related to previously sold operations of which $398,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”

As of September 30, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2013, would be $15.5 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Glacier Park currently operates the concession portion of its business under a concession contract with the Park Service for Glacier National Park. In August 2013, the Company announced that its contract with the Park Service will end on December 31, 2013. Upon completion of the contract term, the Company will be entitled to cash payments totaling $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property during the term of the contract. The cash payments associated with the possessory interest will be recorded when received. The Company will also be entitled to an estimated $5 million for the personal property used at the facilities covered by the concession contract. Glacier Park generated approximately 49 percent of its 2012 revenues through its concession contract for services provided within Glacier National Park.

Following the expiration of the concession contract on December 31, 2013, the ongoing Glacier Park business will include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Stewart Motel, an in-holding within Glacier National Park adjacent to Lake McDonald Lodge, and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which Glacier Park owns. The Prince of Wales Hotel is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 24 percent of the Travel & Recreation Group’s 2012 segment operating income.

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

Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Marketing & Events Group:
U.S.	$120,503	$168,395	$494,355	$540,741
International	40,335	67,780	168,974	180,217
Intersegment eliminations	(4,352)	(5,871)	(10,269)	(11,669)

	156,486	230,304	653,060	709,289
Travel & Recreation Group	79,987	77,153	117,890	113,390

	$236,473	$307,457	$770,950	$822,679

Segment operating income (loss):
Marketing & Events Group:
U.S. (1)	$(3,745)	$(585)	$12,971	$12,235
International	(4,159)	3,432	5,821	9,637

	(7,904)	2,847	18,792	21,872
Travel & Recreation Group	32,528	31,335	29,540	28,341

	24,624	34,182	48,332	50,213
Corporate activities	(2,034)	(2,036)	(4,007)	(6,000)

	22,590	32,146	44,325	44,213
Interest income	122	153	397	445
Interest expense	(286)	(331)	(905)	(991)
Restructuring charges:
Marketing & Events U.S.	(185)	(392)	(309)	(2,879)
Marketing & Events International	(434)	(216)	(1,761)	(619)
Travel & Recreation Group	(77)	—	(90)	—
Corporate	(18)	—	(47)	(13)
Impairment losses:
Marketing & Events U.S.	(658)	—	(658)	—
Marketing & Events International	(294)	—	(294)	—
Travel & Recreation Group	(4,461)	—	(4,461)	—

Income from continuing operations before income taxes	$16,299	$31,360	$36,197	$40,156

(1)	Includes a gain on the sale of a facility and related land of $4.8 million which was recorded during the three months ended September 30, 2013

	September 30,	December 31,
	2013	2012
	(in thousands)
Assets:
Marketing & Events U.S.	$210,836	$203,145
Marketing & Events International	88,996	100,387
Travel & Recreation Group	247,948	223,199
Corporate and other	111,380	123,846

	$659,160	$650,577

Note 19. Discontinued Operations

In July 2013, Viad completed the sale of certain land located in Utah associated with previously sold operations for $1.0 million (net of tax). The sale transaction was recorded in discontinued operations in the third quarter of 2013. In June 2012, Viad recorded income from discontinued operations of $639,000 related to the sale of land associated with previously sold operations.

Note 20. Impact of Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the reporting of amounts reclassified out of AOCI, which is codified in Accounting Standards Codification (“ASC”) Topic 220. The new guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income in certain circumstances, or otherwise cross-reference amounts to other disclosures. The adoption of this new guidance did not have an impact on Viad’s financial condition or results of operations. See Note 11 for required disclosures.

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

Note 21. Subsequent Event

On October 25, 2013, Viad announced that its Board of Directors declared a special cash dividend of $2.50 per share, or approximately $50.8 million in the aggregate, to shareholders of record at the close of business on November 7, 2013. The dividend will be paid on November 14, 2013.

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

The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. Glacier Park, an 80 percent owned subsidiary of Viad, currently operates five lodges, three motor inns and one four-season resort hotel and provides food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park’s concession portion of its business with the U.S. National Park Service (the “Park Service”) for Glacier National Park expires on December 31, 2013. Thereafter, the ongoing operations of Glacier Park will include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Stewart Motel, an in-holding within Glacier National Park and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada. Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.

The following are financial highlights of the third quarter of 2013 presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

Viad Corp (Consolidated)

•	Total revenues of $236.5 million, as compared to $307.5 million in the third quarter of 2012

•	Net income attributable to Viad of $11.9 million, as compared to $20.0 million in the third quarter of 2012

•	Diluted income per share of $0.58, as compared to $0.99 in the third quarter of 2012

•	Cash and cash equivalents totaled $120.1 million as of September 30, 2013

•	Debt was $1.7 million as of September 30, 2013

•	Income from discontinued operations of $1.0 million related to the sale of land associated with previously sold operations

•	In October 2013, Viad’s Board of Directors declared a special cash dividend of $2.50 per share for shareholders of record as of November 7, 2013, which is payable on November 14, 2013

Marketing & Events U.S.

•	Revenues of $120.5 million, a decrease of 28.4 percent from the third quarter of 2012

•	Segment operating loss of $3.7 million, as compared to a loss of $585,000 in the third quarter of 2012

•	A gain of $4.8 million was recorded related to the sale of a facility and related land

Marketing & Events International

•	Revenues of $40.3 million, a decrease of 40.5 percent from the third quarter of 2012

•	Segment operating loss of $4.2 million, as compared to operating income of $3.4 million in the third quarter of 2012

Travel & Recreation Group

•	Revenues of $80.0 million, an increase of 3.7 percent from the third quarter of 2012

•	Segment operating income of $32.5 million, as compared to $31.3 million in the third quarter of 2012

•	A goodwill impairment loss of $4.5 million was recorded at Glacier Park, of which $892,000 was allocated to the noncontrolling interest

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

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net income attributable to Viad	$11,855	$19,976	$26,173	$27,093
Impairment losses	5,413	—	5,413	—
Interest expense	286	331	905	991
Income tax expense	4,557	10,304	10,605	13,084
Depreciation and amortization	7,439	8,560	21,777	23,560
Income from discontinued operations	(1,006)	—	(1,006)	(639)

Adjusted EBITDA	$28,544	$39,171	$63,867	$64,089

The decrease in Adjusted EBITDA of $10.6 million for the third quarter of 2013 as compared to the third quarter of 2012 was primarily driven by lower segment operating results at the Marketing & Events Group. The decrease in Adjusted EBITDA of $222,000 for the first nine months of 2013 compared to the first nine months of 2012 was primarily driven by lower segment operating results at the Marketing & Events Group, partially offset by higher segment operating results at the Travel & Recreation Group as well as lower corporate costs and restructuring charges in 2013. See “Results of Operations” below for a discussion of fluctuations.

Results of Operations:

Comparison of Third Quarter of 2013 to the Third Quarter of 2012

Revenues for the third quarter of 2013 decreased 23.1 percent to $236.5 million, as compared to $307.5 million in the third quarter of 2012. Viad’s income before income taxes was $16.3 million for the third quarter of 2013, as compared to $31.4 million in the third quarter of 2012. Impairment losses for the third quarter of 2013 were $2.8 million (after-tax), or $0.14 per diluted share, primarily related to the non-cash write-down of goodwill at Glacier Park of $2.2 million (after-tax) and the write-off of certain assets within the Marketing & Events Group of $600,000 (after-tax). Restructuring charges for the third quarter of 2013 were $436,000 (after-tax) as compared to $392,000 (after-tax) in the third quarter of 2012, primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The decrease in operating results was primarily related to significant negative show rotation revenues, partially offset by continued same-show growth and a continued focus on margin improvement at the Marketing & Events Group, as well as expanded revenues at all three operating units within the Travel & Recreation Group.

Net income attributable to Viad for the third quarter of 2013 was $11.9 million, or $0.58 per diluted share, as compared to $20.0 million, or $0.99 per diluted share, in the third quarter of 2012. These results include income from discontinued operations of $1.0 million, or $0.05 per diluted share, in the third quarter of 2013 relating to the sale of land associated with previously sold operations.

During the third quarter of 2013, foreign exchange rate variances had an unfavorable impact of $2.5 million on revenues and $640,000 on segment operating results, as compared to the third quarter of 2012. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the third quarter:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2013	2012	(thousands)	2013	2012	(thousands)
Marketing & Events Group:
Canada	$0.96	$1.00	$(445)	$0.96	$1.00	$81
United Kingdom	$1.57	$1.58	$(436)	$1.46	$1.59	$95
Germany	$1.33	$1.26	$239	$1.27	$1.27	$(4)
Travel & Recreation Group:
Canada	$0.96	$1.00	$(1,816)	$0.96	$1.00	$(812)

Accordingly, Viad’s third quarter results were primarily impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and the British pound. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $120.5 million for the third quarter of 2013, down 28.4 percent, as compared to $168.4 million in the third quarter of 2012. Segment operating loss was $3.7 million in the third quarter of 2013, as compared to a loss of $585,000 in the third quarter of 2012. The decreases were primarily due to negative show rotation revenues of approximately $57 million, partially offset by continued focus on margin improvement initiatives and a 5.2 percent increase in base same-show revenues. Management defines base same-show revenues as revenues from exhibitions and events that the Marketing & Events Group produced out of the same city in both the current year quarter and prior year quarter. Base same-shows represented approximately 43 percent of 2013 third quarter Marketing & Events U.S. revenues.

The Company is continuing to execute against margin improvement initiatives designed to more effectively manage labor costs (the “Labor Management” initiative) and to reduce the physical footprint and overhead associated with its U.S. warehousing operation (the “Service Delivery Network” initiative). The focus of the Labor Management initiative is on driving productivity gains through rigorous and strategic pre-show planning that reduce the ratio of labor costs to revenues. Driving this measure down continues to be a primary focus for management and the benefits are shown through improvement on a year-to-date basis of 70 basis points. The Company is also working to develop new tools to support and systematize show site labor planning, measurement and benchmarking. Through the Service Delivery Network initiative, the Company has reduced its U.S. facility footprint by approximately 1.2 million square feet since 2008, with annualized cost savings of almost $7 million realized through the end of 2012. Furthermore, Viad expects ongoing annualized run-rate savings of approximately $600,000 from this initiative in 2013.

In connection with the Service Delivery Network initiative, Viad finalized plans to relocate the Marketing & Events Group’s New Jersey operations as a result of the facility no longer meeting the operational needs of the Company. Viad sold the facility and the land upon which it was situated for $12.7 million (net of selling costs) during the third quarter of 2013. Management realized a pre-tax gain on the sale of $4.8 million during the third quarter of 2013, which is included in the U.S. segment operating results and will be partially offset by facility relocation costs during the fourth quarter of 2013.

Revenues for the Marketing & Events International segment were $40.3 million for the third quarter of 2013, down 40.5 percent, as compared to $67.8 million in the third quarter of 2012. Segment operating loss was $4.2 million in the third quarter of 2013, as compared to segment operating income of $3.4 million in the third quarter of 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues of $642,000 and a favorable impact on segment operating income of $172,000, as compared to the third quarter of 2012. Excluding exchange rate variances, revenues for the third quarter of 2013 decreased by $26.8 million, or 39.5 percent, and segment operating income decreased by $7.8 million as compared to 2012. These decreases were primarily driven by negative show rotation revenues of approximately $13 million and revenues of approximately $16 million earned during the third quarter of 2012 in support of the Summer Olympics in London.

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Marketing & Events U.S. base same-show revenues have increased on a full year basis for 2011 and 2012. For the first three quarters of 2013, base same-show revenues have continued to increase.

For the 2013 full year, management expects U.S. base same-show revenues to increase at a low single-digit rate and show rotation to have a net negative impact on revenue of approximately $50 million. Although the Marketing & Events Group will not benefit from non-annual shows in 2013 as it did in 2012, management expects to reach a full year operating margin of approximately 2.5 percent in 2013 primarily as a result of continued execution against its Service Delivery Network and Labor Management initiatives, in addition to lower administrative overhead expenses. Additionally, management anticipates that foreign currency exchange rate variances versus 2012 will negatively impact the Marketing & Events Group’s 2013 full year revenues by approximately $5 million. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.

The Marketing & Events Group is subject to multiple collective-bargaining agreements that affect labor costs, approximately one-third of which expire each year. Although the Company’s labor relations are currently stable, disruptions during future contract negotiations could occur, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Travel & Recreation Group. Revenues for the Travel & Recreation Group were $80.0 million for the third quarter of 2013, up 3.7 percent as compared to $77.2 million in the third quarter of 2012. Segment operating income was $32.5 million in the third quarter of 2013, as compared to $31.3 million in the third quarter of 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues and segment operating income of $1.8 million and $812,000, respectively, as compared to the third quarter of 2012. Excluding exchange rate variances, 2013 third quarter revenues increased by $4.7 million, or 6.0 percent, and segment operating income increased by $2.0 million, or 6.4 percent.

During the first two weeks of July, results for the 2013 third quarter were negatively impacted by extensive flooding that took place on June 20, 2013, in Alberta, Canada. Major pieces of infrastructure in the province were affected and many roads became impassable, which temporarily restricted access to Brewster’s hotel properties and attractions in the area. The provincial authorities were able to restore road access to Banff for both commercial and private vehicles by June 26, 2013, ahead of the Canada Day holiday weekend. Management started seeing more normalized occupancy and visitor traffic in August. Management estimates that the flooding had an unfavorable impact on third quarter 2013 revenues of approximately $1 million.

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators, for the third quarter:

	2013	2012	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$38,376	$36,943	$1,433	3.9%
Attractions	24,125	23,688	437	1.8%
Package tours	11,755	10,692	1,063	9.9%
Transportation	6,954	7,162	(208)	-2.9%
Intra-segment eliminations & other	(1,223)	(1,332)	109	-8.2%

Total	$79,987	$77,153	$2,834	3.7%

Key Performance Indicators:
Room nights available (Hospitality) [1]	123,499	123,203	296	0.2%
RevPAR (Hospitality) [2]	$170	$160	$10	6.3%
Passengers (Attractions)	606,845	591,895	14,950	2.5%
Revenue per passenger (Attractions) [3]	$42	$44	$(2)	-4.5%

[1]	The increase was driven primarily by the rehabilitation of two historic buildings, the Cobb House and Snyder Hall, for guest use near the Lake McDonald Lodge in Glacier National Park, which added twelve additional rooms as of July 1, 2013.
[2]	Calculated as revenues from room sales divided by the number of room nights available during the period. Amounts shown represent simple average of RevPAR for all T&R hospitality properties.
[3]	Calculated as total attractions revenues divided by the number of passengers during the period. Amounts shown represent simple average of revenue per passenger at all T&R attractions.

The revenue growth from hospitality properties was primarily due to higher RevPAR and room occupancy at most of the lodges and hotels. Glacier Park saw strong results, particularly at the Grouse Mountain Lodge, which was recently updated and refreshed. In addition, the Lake McDonald Lodge benefited from the rehabilitation of two historic buildings, which added twelve additional rooms at the start of the quarter. These results were partially offset by the negative impact of the flooding in Alberta on Brewster’s business during the first two weeks of July, as discussed above.

Attractions revenues for the third quarter of 2013 were favorably impacted by increased passenger volumes at Brewster’s attractions, despite the Alberta flooding at the beginning of the quarter. The decline in revenue per passenger was due to unfavorable foreign exchange rate variances. As compared to the third quarter of 2012, passenger volumes increased by 2.5 percent.

Package tours revenues increased in the third quarter of 2013, as compared to 2012, primarily due to increased group tour business at Brewster and Alaska Denali Travel.

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

Management anticipates that foreign currency exchange rate variances versus 2012 will have an unfavorable impact on Travel and Recreation Group’s 2013 full year revenues of approximately $2 million. Also, management anticipates the four acquisitions completed by Viad since the beginning of 2011 will generate approximately $25 million in revenues in 2013 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to grow this revenue base by more than 10 percent in 2013, with continued revenue growth and expanding Adjusted EBITDA margins in future years.

Glacier Park currently operates the concession portion of its business under a concession contract with the Park Service for Glacier National Park. In August 2013, the Company announced that its contract with the Park Service will end on December 31, 2013. Upon completion of the contract term, the Company will be entitled to cash payments totaling $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property during the term of the contract. The cash payments associated with the possessory interest will be recorded when received. The Company will also be entitled to an estimated $5 million for the personal property used at the facilities covered by the concession contract. Glacier Park generated approximately 49 percent of its 2012 revenues through its concession contract for services provided within Glacier National Park.

Following the expiration of the concession contract on December 31, 2013, the ongoing Glacier Park business will include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Stewart Motel, an in-holding within Glacier National Park adjacent to Lake McDonald Lodge, and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which Glacier Park owns. The Prince of Wales Hotel is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052. Glacier Park generated 24 percent of the Travel & Recreation Group’s 2012 segment operating income. As a result of the concession contract expiration, management anticipates a reduction in Glacier Park’s segment operating income of approximately $3 million to $4 million in 2014.

Based on the above, management revised its outlook for future revenues and earnings from Glacier Park and performed a preliminary interim impairment evaluation of goodwill at the Glacier Park reporting unit. Based on this evaluation, the Company recorded a non-cash impairment charge of $4.5 million representing all goodwill at Glacier Park, of which $892,000 related to the noncontrolling interest. Management intends to finalize the impairment evaluation during the fourth quarter of 2013, which could result in adjustments to the amount initially recorded.

Restructuring Charges. Viad recorded net restructuring charges of $714,000 in the third quarter of 2013 compared to $608,000 for the same period of 2012. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Impairment Losses. As noted above, Viad recorded a non-cash goodwill impairment charge related to Glacier Park of $4.5 million in the third quarter of 2013. Of the total amount, $892,000 of the goodwill impairment charge was allocated to the noncontrolling interest at Glacier Park. In addition, in the third quarter of 2013, Viad recorded impairment charges of $952,000 related to the write-off of certain assets within the Marketing & Events Group.

Income Taxes. The effective tax rate in the third quarter of 2013 was 28.0 percent, as compared to 32.9 percent in the comparable period in 2012. The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates.

Comparison of First Nine Months of 2013 to the First Nine Months of 2012

Revenues for the first nine months of 2013 decreased 6.3 percent to $771.0 million from $822.7 million during the first nine months of 2012. Viad’s income before income taxes was $36.2 million, as compared to $40.2 million in 2012. Impairment losses for the first nine months of 2013 were $2.8 million (after-tax), or $0.14 per diluted share, primarily related to the non-cash write-down of goodwill at Glacier Park of $2.2 million (after-tax) and the write-off of certain assets within the Marketing & Events Group of $600,000 (after-tax). Restructuring charges for the first nine months of 2013 were $1.5 million (after-tax) as compared to $2.2 million (after-tax) during the first nine months of 2012, primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. The decrease in operating results was primarily due to decreased revenues from the Marketing & Events Group resulting from significant negative show rotation revenues, partially offset by U.S. base same-show revenue increases, as well as increased hospitality and attractions revenues in the Travel & Recreation Group.

Net income attributable to Viad for the first nine months of 2013 was $26.2 million, or $1.29 per diluted share, as compared to $27.1 million, or $1.34 per diluted share, during the first nine months of 2012. The 2013 and 2012 results include income from discontinued operations of $1.0 million, or $0.05 per diluted share, and $639,000, or $0.03 per diluted share, respectively, primarily related to the sale of land associated with previously sold operations.

During the first nine months of 2013, foreign exchange rate variances had an unfavorable impact on revenues and segment operating income of $6.0 million and $1.1 million, respectively, as compared to the first nine months of 2012. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

The following table summarizes the effect of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations for the first nine months of the year:

	Revenues			Segment Operating Results
	Weighted-Average		Effect of Rate	Weighted-Average		Effect of Rate
	Exchange Rates		Variance	Exchange Rates		Variance
	2013	2012	(thousands)	2013	2012	(thousands)
Marketing & Events Group:
United Kingdom	$1.55	$1.59	$(2,800)	$1.56	$1.60	$(121)
Canada	$0.98	$1.00	$(1,160)	$1.00	$1.00	$(44)
Germany	$1.32	$1.29	$210	$1.32	$1.28	$(25)
Travel & Recreation Group:
Canada	$0.97	$1.00	$(2,258)	$0.96	$1.00	$(880)

Accordingly, Viad’s nine-month results were primarily impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and the British pound. Future changes in the exchange rates may adversely impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $494.4 million for the first nine months of 2013, a decrease of $46.4 million from $540.7 million in 2012. Segment operating income was $13.0 million in the first nine months of 2013, as compared to $12.2 million in 2012. The revenue declines were primarily due to negative show rotation revenues of approximately $55 million, partially offset by U.S. base same-show revenue increases of 3.0 percent. Base same-shows represented approximately 50 percent of revenues for the first nine months of 2013 for the Marketing & Events U.S. segment.

Revenues for the Marketing & Events International segment were $169.0 million for the first nine months of 2013, down 6.2 percent from $180.2 million in 2012. Segment operating income was $5.8 million in the first nine months of 2013, as compared to $9.6 million in 2012. As discussed above, results in this segment were impacted by exchange rates during the first nine months of 2013 resulting in decreases of $3.8 million and $190,000 in revenues and segment operating income, respectively, as compared to 2012. Excluding exchange rate variances, revenues for the first nine months of 2013 decreased by $7.5 million, or 4.2 percent, and segment operating income decreased by $3.6 million, as compared to 2012. These decreases were primarily driven by revenue earned in 2012 in support of the Summer Olympics in London, partially offset by positive show rotation of approximately $5 million.

Travel & Recreation Group. Revenues from the Travel & Recreation Group segment were $117.9 million for the first nine months of 2013, an increase of 4.0 percent, as compared to 2012 revenues of $113.4 million. Segment operating income was $29.5 million, as compared to $28.3 million in 2012. As discussed above, results in this segment were impacted by exchange rate variances during the first nine months of 2013 resulting in decreases of $2.3 million and $880,000 in revenues and segment operating income, respectively, as compared to 2012. Excluding exchange rate variances, revenues for the first nine months of 2013 increased by $6.8 million, or 6.0 percent, and segment operating income improved by $2.1 million, or 7.3 percent. In addition to increased revenues, as discussed below, operating results also reflect higher selling, general and administrative expenses, including costs related to additional resources to support the Company’s growth strategy of “Refresh-Build-Buy” and the bid for the new Glacier National Park concession contract.

The following table provides Travel & Recreation Group revenues by line of business, as well as key performance indicators, for the first nine months of the year:

	2013	2012	Change
	(in thousands, except key performance indicators)
Revenues:
Hospitality	$51,850	$48,800	$3,050	6.3%
Attractions	35,368	34,843	525	1.5%
Package tours	17,795	17,495	300	1.7%
Transportation	14,831	14,464	367	2.5%
Intra-segment eliminations & other	(1,954)	(2,212)	258	11.7%

Total	$117,890	$113,390	$4,500	4.0%

Key Performance Indicators:
Room nights available (Hospitality) (1)	229,788	221,478	8,310	3.8%
RevPAR (Hospitality) (2)	$147	$138	$9	6.5%
Passengers (Attractions)	882,848	877,161	5,687	0.6%
Revenue per passenger (Attractions) (3)	$43	$43	$—	0.0%

(1)	The increase was driven by the March 2012 acquisition of the Banff International Hotel, partially offset by management postponing the opening dates of certain Glacier Park properties in order to maximize occupancy and reduce operating costs.
(2)	Calculated as total revenues from room sales divided by the number of room nights available during the period. Amounts shown represent simple average of RevPAR for all Travel & Recreation Group hospitality properties.
(3)	Calculated as total attractions revenues divided by the number of passengers during the period. Amounts shown represent simple average of revenue per passenger at all Travel & Recreation Group attractions.

The revenue growth from hospitality properties was primarily due to higher RevPAR and occupancy at the Glacier Park properties, particularly at the Grouse Mountain Lodge, as well as a full first quarter contribution from the Banff International Hotel, which was acquired in March 2012. These results were partially offset by the flooding that occurred in Alberta, which negatively impacted Brewster’s business by a total of approximately $2 million in the second and third quarters of 2013.

Attraction revenues for the first nine months of 2013 were favorably impacted by increased passenger volumes at Brewster’s attractions, despite the Alberta flooding. As compared to the first nine months of 2012, passenger volumes increased by 0.6 percent.

Corporate Activities. Corporate activities expense of $4.0 million in the first nine months of 2013 decreased from $6.0 million for the same period of 2012. The decrease was primarily driven by lower performance-based compensation expense in the 2013 period, as well as higher legal costs in 2012 related to employee benefits associated with previously divested operations.

Restructuring Charges. Viad recorded net restructuring charges of $2.2 million in the first nine months of 2013 compared to $3.5 million for the same period of 2012. The charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.

Impairment Losses. As noted above, Viad recorded non-cash goodwill impairment charges related to Glacier Park of $4.5 million in the first nine months of 2013. Of the total amount, $892,000 of the goodwill impairment charge was allocated to the noncontrolling interest at Glacier Park. In addition, in the first nine months of 2013, Viad recorded other asset impairment charges of $952,000 related to the write-off of certain assets within the Marketing & Events Group.

Income Taxes. The effective tax rate for the first nine months of 2013 was 29.3 percent as compared to 32.6 percent for the comparable period in 2012. The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates.

Liquidity and Capital Resources:

Cash and cash equivalents were $120.1 million as of September 30, 2013, compared to $114.2 million as of December 31, 2012, with the increase primarily due to net cash provided by operations and proceeds from the sale of a facility and related land partially offset by capital expenditures and dividends. During the first nine months of 2013, net cash flows from operating activities totaled $27.3 million, primarily driven by operating results. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

On October 25, 2013, Viad announced that its Board of Directors declared a special cash dividend of $2.50 per share, or approximately $50.8 million in the aggregate, for shareholders of record at the close of business on November 7, 2013. The dividend will be paid on November 14, 2013. Viad’s Board of Directors also expects to declare an additional special cash dividend of $1.50 per share, or approximately $30.5 million in the aggregate, which would be payable in January 2014.

As discussed above, Glacier Park is entitled to receive cash payments of $25 million for its “possessory interest” in the concession property at Glacier National Park during the term of the concession contract which expires on December 31, 2013. In addition, Glacier Park expects to receive an additional estimated $5 million for the personal property Glacier Park uses at the facilities covered by the concession contract.

As of September 30, 2013, the Company had $52.1 million of its cash and cash equivalents held outside of the United States. Of the total amount, $43.4 million was held in Canada, $5.1 million in the United Kingdom, $2.8 million in Germany and $773,000 in the United Arab Emirates. There were certain historical earnings related to the Company’s Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of September 30, 2013 that would result assuming all Canadian cash balances were repatriated to the United States would be approximately $1.2 million.

Cash Flows

A summary of cash flow information for the first nine months of the year is provided below:

	2013	2012
	(in thousands)
Cash and cash equivalents, beginning of year	$114,171	$100,376
Net cash provided by operating activities	27,333	68,806
Net cash used in investing activities	(12,811)	(42,223)
Net cash used in financing activities	(7,487)	(5,416)
Effect of exchange rate changes on cash and cash equivalents	(1,084)	2,686

Cash and cash equivalents, end of period	$120,122	$124,229

Operating Activities

Cash flows from operations for the first nine months of 2013 were $27.3 million, as compared to $68.8 million for the same period of 2012, with the decrease due primarily to changes in working capital.

Investing Activities

Cash used in investing activities for the first nine months of 2013 was an outflow of $12.8 million, as compared to an outflow of $42.2 million for the same period of 2012. The change was primarily due to the acquisition of the Banff International Hotel in 2012 and higher capital expenditures in the 2013 period, partially offset by the sale of a facility and related land.

Capital expenditures for the first nine months of 2013 totaled $26.9 million and primarily related to the construction of the Glacier Skywalk at the Travel & Recreation Group as well as equipment and computer hardware at the Marketing & Events U.S. segment. During 2012, the Company began construction on the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley at the Tangle Ridge Viewpoint in Jasper National Park, Alberta, Canada. During the first nine months of 2013, the Travel & Recreation Group paid $11.1 million in capital expenditures relating to the Glacier Skywalk, with an additional $1.6 million unpaid and accrued as of September 30, 2013. During 2013, management anticipates spending a total of approximately $12 million to $14 million on the project. Management projects that the Glacier Skywalk will generate approximately $5 million in revenue and an operating income margin of approximately 50 percent in 2014.

In February 2013, Viad acquired the assets of Resource Creative Limited for $647,000 in cash, subject to certain adjustments, plus a deferred payment of up to approximately $278,000. In March 2012, Viad completed the acquisition of the Banff International Hotel and related assets for $23.6 million in cash.

In August 2013, the Marketing & Events Group finalized plans to relocate its New Jersey operations as the current facility no longer met the operational needs of the Company. Viad sold the facility and the land upon which it is situated for $12.7 million (net of selling costs) and recorded a gain on the sale of $4.8 million.

Financing Activities

Cash used in financing activities for the first nine months of 2013 totaled $7.5 million, as compared to $5.4 million for the same period of 2012. The period-over-period increase in cash used in financing activities was primarily due to the Company’s 150 percent increase in the quarterly dividend from $0.04 to $0.10 per share effective in the fourth quarter of 2012.

Viad’s total debt as of September 30, 2013 was $1.7 million, as compared to $2.2 million as of December 31, 2012. The debt-to-capital ratio was 0.004 to 1 as of September 30, 2013, compared to 0.006 to 1 as of December 31, 2012. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

In May 2011, Viad entered into an amended and restated secured revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit and may be increased up to an additional $50 million under certain circumstances. The Credit Facility expires on May 18, 2016 and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of September 30, 2013, Viad had $128.2 million of capacity remaining under the Credit Facility reflecting issued letters of credit of $1.8 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.

As part of the amendment and restatement, Viad’s financial covenants were revised to include a fixed-charge coverage ratio of not less than 2.50 to 1 and a leverage ratio (defined as total debt to Adjusted EBITDA) of not greater than 2.50 to 1. Additionally, Viad must maintain a consolidated minimum cash and cash equivalents balance of $50 million. As of September 30, 2013, the fixed-charge coverage and leverage ratios were 3.65 to 1 and 0.18 to 1, respectively.

In December 2012, the Credit Facility was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year pursuant to certain conditions. The amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists immediately prior to and immediately after giving effect to such share repurchases. The amendment also allows dividends to be declared and paid in excess of $10 million in the aggregate per calendar year, as well as distributions on its capital stock, as defined in the Credit Facility, unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists immediately prior to and immediately after giving effect to such distributions. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2013, Viad was in compliance with all covenants.

As of September 30, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2013, would be $15.5 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

In December 2012, the Company announced its intent to repurchase up to an additional one million shares of its common stock from time to time at prevailing market prices. No shares were repurchased during the first nine months of 2013. As of September 30, 2013, 1,030,438 shares were available for repurchase under the announced authorization. Additionally, during the first nine months of 2013 and 2012, the Company repurchased 48,937 shares for $1.3 million and 53,019 shares for $1.0 million pursuant to separate authority, respectively, related to tax withholding requirements on share-based awards.

Litigation, Claims, Contingencies and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2013 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for, including insurance coverage, will not have a material impact on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for, including insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of September 30, 2013, there was a remaining environmental remediation liability of $5.1 million related to previously sold operations of which $398,000 was included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

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

In August 2013, Viad was notified by the Park Service that the concession contract for Glacier National Park, commencing in 2014, was awarded to another concessionaire. As a result, management revised its outlook for future revenues and earnings from Glacier Park, and performed a preliminary interim impairment evaluation of goodwill at the Glacier Park reporting unit. Based on this evaluation, the Company recorded a non-cash impairment charge of $4.5 million representing all goodwill at the Glacier Park reporting unit within the Travel & Recreation Group. Of the total amount, $892,000 of the goodwill impairment charge was allocated to the noncontrolling interest at Glacier Park. Management intends to finalize the impairment evaluation during the fourth quarter of 2013, which could result in adjustments to the amounts initially recorded.

As of September 30, 2013, Viad had total goodwill of $131.0 million consisting of $85.3 million related to the Marketing & Events Group and $45.7 million related to the Travel & Recreation Group. Within the Marketing & Events Group, goodwill of $62.7 million related to the Marketing & Events U.S. segment and $22.6 million related to the Marketing & Events International segment.

For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested based on the segment’s geographical operations. For the Marketing & Events International segment, the reporting units are GES United Kingdom and GES Canada. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes. As noted above, all goodwill at the Glacier Park reporting unit was written off as of September 30, 2013.

As of September 30, 2013, the amount of goodwill assigned to the GES United Kingdom and GES Canada reporting units was $13.8 million and $8.8 million, respectively. Also, as of September 30, 2013, the Brewster and Alaska Denali Travel operating segments (within the Travel & Recreation Group) had goodwill of $42.5 million and $3.2 million, respectively.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of September 30, 2013, Viad had aggregate goodwill of $131.0 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent annual impairment analysis performed in October 2012, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test was 126 percent, 67 percent and 34 percent for each of the Marketing & Events Group reporting units in the United States, United Kingdom and Canada, respectively. For the Brewster and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 58 percent and 14 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, segment operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in future impairment changes.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of September 30, 2013 and December 31, 2012, Viad had gross deferred tax assets of $73.4 million and $77.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.

The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As of September 30, 2013, the weight of the evidence with respect to the foreign tax credit has not changed. As of September 30, 2013 and December 31, 2012, Viad had a valuation allowance of $14.7 million and $14.6 million, respectively, related to certain federal, state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

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

Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.7 million as of September 30, 2013. Of this total, $13.2 million related to workers’ compensation liabilities and the remaining $7.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $5.4 million as of September 30, 2013, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $5.2 million and $3.8 million for the first nine months of 2013 and 2012, respectively.

In addition, as of September 30, 2013 Viad had recorded insurance liabilities of $4.1 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $2.0 million related to worker’s compensation liabilities and the remaining $2.1 million related to general liability claims. The Company has presented these amounts as other deferred items and liabilities with a corresponding receivable in other investments and assets.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $2.6 million to its funded pension plans and $1.1 million to its unfunded pension plans in 2013, of which the Company has contributed $2.3 million and $665,000 during the first nine months of 2013, respectively.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $400,000 to the plans in 2013, of which $64,000 was contributed by the Company during the first nine months of 2013.

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

Impact of Recent Accounting Pronouncements:

For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 20 of notes to condensed consolidated financial statements.

Forward-Looking Statements:

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward-looking statements are discussed in the “Risk Factors” section of Viad’s 2012 Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $36.1 million and $42.2 million as of September 30, 2013 and December 31, 2012, respectively. During the third quarter and first nine months of 2013, Viad realized an unrealized foreign currency translation gain of $5.3 million and an unrealized foreign currency translation loss of $6.1 million, respectively, in other comprehensive income. During the third quarter and first nine months of 2012, unrealized foreign currency translation gains of $6.2 million and $7.2 million, respectively, were recorded in other comprehensive income.

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

The following table summarizes the effect of foreign exchange rate variances on segment operating results for the third quarter:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2013	2012	(thousands)
Canadian Operations:
Marketing & Events Group	$0.96	$1.00	$81
Travel & Recreation Group	$0.96	$1.00	$(812)
United Kingdom Operations:
Marketing & Events Group	$1.46	$1.59	$95
German Operations:
Marketing & Events Group	$1.27	$1.27	$(4)

The following table summarizes the effect of foreign exchange rate variances on segment operating results for the first nine months ended of the year:

	Weighted-Average		Effect of Rate
	Exchange Rates		Variance
	2013	2012	(thousands)
Canadian Operations:
Marketing & Events Group	$1.00	$1.00	$(44)
Travel & Recreation Group	$0.96	$1.00	$(880)
United Kingdom Operations:
Marketing & Events Group	$1.56	$1.60	$(121)
German Operations:
Marketing & Events Group	$1.32	$1.28	$(25)

Viad’s third quarter and nine-month results were primarily impacted by the strengthening of the U.S. dollar relative to the Canadian dollar and British pound. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations. As of September 30, 2013, Viad did not have any variable rate debt outstanding.

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2013, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is a table showing the total number of shares of Viad common stock repurchased during the third quarter of 2013 by Viad from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards. The table also reflects that no shares of Viad common stock were repurchased by Viad on the open market as part of a repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
			Part of Publicly	Value) of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased
	Shares	Paid Per Share	Plans or	Under the Plans or
Period	Purchased (#)	($)	Programs	Programs (1)
July 2013	74	27.74	—	1,030,438
August 2013	1,703	23.28	—	1,030,438

Total	1,777	23.47	—	1,030,438

(1)	In December 2012, Viad announced its intent to repurchase up to an additional one million shares of the Company’s common stock from time to time at prevailing market prices. At the time of the announcement, there were 30,438 shares available for repurchase pursuant to previously announced authorizations. Under these authorizations, no shares were repurchased during the third quarter of 2013. As of September 30, 2013, 1,030,438 shares were available for repurchase. The authorization of the Board of Directors does not have an expiration date. In December 2012, the Company’s $130 million Amended and Restated Credit Agreement dated as of May 18, 2011 was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year. This amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists immediately prior to and immediately after giving effect to such share repurchases.

Item 6. Exhibits.

Exhibit No. 31.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 31.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.1	Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 32.2	Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No. 101.INS	XBRL Instance Document*

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viad Corp
(Registrant)

November 8, 2013	By /s/ G. Michael Latta
(Date)	G. Michael Latta
Chief Accounting Officer - Controller
(Chief Accounting Officer
and Authorized Officer)