Form 10-K
period 2013-12-31
VIAD CORP
filed 2014-03-07
CIK 884219

As filed with the Securities and Exchange Commission on March 7, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $480 million.
Registrant had 20,324,136 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2014.
Documents Incorporated by Reference
A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp to be held May 22, 2014 is incorporated by reference into Part III of this Annual Report.

PART I
Item 1. Business.
Viad Corp (together with its subsidiaries, “Viad” or the “Company”) derives its revenue from experiential services provided primarily within the exhibition and events industry and the travel and recreation industry. Viad occupies leading positions as a value-added service provider in many of the markets in which it competes. Viad serves clients predominantly in the United States, Canada, the United Kingdom, Germany and the United Arab Emirates.
Viad operates two business groups:
Marketing & Events Group. The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. The mission of the Marketing & Events Group is to create the world’s most meaningful and memorable experiences for show organizers, brand marketers, event attendees and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations which want to promote their brands, feature new products, services and innovations and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and lifestyle centers. In 2013, Viad derived approximately 87 percent of its consolidated revenue from products and services provided by the Marketing & Events Group.
Travel & Recreation Group. The Travel & Recreation Group generates its revenue from tourism products and experiential services, including world-class attractions, hotel operations, transportation services and package tour operations in and around Western Canada, Glacier National Park in Montana, Denali National Park and Preserve in Alaska and Waterton Lakes National Park in Alberta, Canada. In 2013, Viad derived approximately 13 percent of its consolidated revenue from services provided by the Travel & Recreation Group.
Viad’s two business groups are supported by Viad Corporate, which provides functional support in the areas of legal, finance and accounting, internal auditing, information technology, insurance, corporate development, real estate and tax.
Recent Business Developments
In connection with the Company’s strategic review of opportunities to enhance shareholder value, the Company paid a special cash dividend of $2.50 per share, or $50.8 million in the aggregate, on November 14, 2013. On February 14, 2014, the Company paid a second special cash dividend of $1.50 per share, or $30.5 million in the aggregate. Although the Company believes that the decision to pay the special dividends is an important step in the Company’s strategic review process, management continues to explore and evaluate further opportunities to maximize value to Viad’s shareholders, including a potential separation of its Travel & Recreation and Marketing & Events business groups. See “There can be no assurances that management’s current strategic evaluation of opportunities to enhance shareholder value will result in a transaction” and “Viad’s future payment of special dividends should not be relied upon as a way to realize any future gains on an investment” under “Item 1A - Risk Factors” for a discussion of the risks related to the payment of dividends and management’s evaluation of these strategic alternatives, which is incorporated herein by reference.
The Company continued to realize significant benefits and improved operating margins in 2013 through its Service Delivery Network initiative. The goals of the Service Delivery Network initiative are to improve the efficiency and performance of the Marketing & Events Group’s U.S. warehousing operations by lowering operating costs and invested capital by taking measures that include reducing the physical footprint and overhead associated with its warehousing facilities. In connection with this initiative, in August 2013, the Company sold the facility located in Teterboro, New Jersey and the land upon which it is situated for $12.7 million (net of selling costs) after determining that the facility no longer met the Company’s operational needs. The Company has reduced its U.S. facility footprint by approximately 1.2 million square feet since 2008, and has realized annualized cost savings of $7.7 million through the end of 2013.
The Company also generated cash flow in early 2014 as a result of the expiration of the Company’s concession contract with the U.S. National Park Service (the “Park Service”), under which Glacier Park operated lodging, tour and transportation and other hospitality services. The cash payments received in January 2014 by the Company consisted of payments totaling $25 million for the Company’s “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. The Company anticipates a cash payment of approximately $5 million for the personal property Glacier Park used at the facilities covered by the concession contract.

Over the past several years, Viad has made acquisitions and strategic investments to grow its business. Since 2011, the Travel & Recreation Group has acquired one property in Banff National Park (the Banff International Hotel), two properties near Glacier National Park (the St. Mary Lodge and Grouse Mountain Lodge), one property inside Denali National Park and Preserve (Denali Backcountry Lodge) and one property near the entrance to Denali National Park and Preserve (Denali Cabins).
On February 19, 2013, the Marketing & Events Group purchased the assets of Resource Creative Limited (“RCL”), a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events and retail markets throughout the United Kingdom and continental Europe, for $647,000 (£420,000) in cash, subject to certain adjustments, plus a deferred payment of up to approximately $278,000 (£180,000) to the seller. The deferred payment is subject to achievement by RCL of certain net revenue targets between the acquisition date and December 31, 2014, and RCL exceeded the first net revenue target for the period ended December 31, 2013 by approximately 37 percent.
In 2013, the Company nearly completed the construction of the Glacier Skywalk, a fully accessible, cliff-edge walkway that leads to a glass-floored observation platform overlooking the Sunwapta Valley in close proximity to the Company’s Columbia Icefield attraction in Jasper National Park, Alberta, Canada. Construction of the Glacier Skywalk was essentially complete as of December 31, 2013, and Viad anticipates that the Glacier Skywalk will open in May 2014.
Reportable Segments
Within the two business groups, Viad’s organizational structure, operational decision-making authority, allocation of resources and internal reporting are aligned into the following reportable business segments:

•	Marketing & Events U.S. segment;

•	Marketing & Events International segment and

•	Travel & Recreation Group segment.
No reportable segment has a client comprising more than 7.0 percent of that segment’s revenue, and no client comprises more than 4.5 percent of Viad’s revenue. See “The failure of a large client to renew its services contract or the loss of business from convention facilities could adversely impact revenue” under Item “1A - Risk Factors” for a discussion of the risks related to Viad’s client relationships which is incorporated herein by reference.
Viad’s reportable business segments are described below.
Marketing & Events U.S. Segment
The Marketing & Events U.S. segment (the “U.S. segment”) is comprised of the domestic operations of Global Experience Specialists, Inc. and affiliates (“GES”). During 2013, the U.S. segment provided services to over 1,300 exhibitions and events and more than 179,000 exhibitors. The U.S. segment has full-service operations in every major exhibition market in the United States, including: Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York and Los Angeles, California. In each of these locations, the U.S. segment is a leading event marketing agency that produces exhibitions, events, exhibits and retail environments, and services some of the most visible and influential events in its industry.
This segment generates revenue from the following services:
Show Organizer Services. Under agreements with show organizers, the U.S. segment serves as the official services contractor of an exhibition, which is also referred to as a “trade show,” “convention” or “show.” As the official services contractor, the U.S. segment provides the following services to the show organizer: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; online management tools; show traffic analysis; marketing and strategy; carpeting and flooring; signage; decorating products and accessories; custom graphics; overhead rigging; booth rigging; cleaning and temporary electrical, lighting and plumbing.
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
Discretionary Services Provided to Exhibitors. In addition to the exclusive services offered to exhibitors, the U.S. segment competes with other service providers to sell non-exclusive services to exhibitors, including: custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications; multimedia services; event surveys; return on investment analysis; attendee and exhibit booth traffic analysis; staff training; online management tools; logistics and freight-forwarding; storage and refurbishment of exhibits; booth furnishings, carpeting and signage; in-house installation and dismantling and various other show services. The U.S. segment offers these services, combined with complete event program management and planning, to corporate brand marketers across all exhibitions and events in which they participate. The U.S. segment competes with other service providers to offer these discretionary services to exhibitors, regardless of whether or not the U.S. segment is the official services contractor of the exhibition.
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
Competition. The U.S. segment generally competes in the exhibition and events industry on the basis of discernible differences, value, quality, price, convenience and service. The primary Viad competitor in the domestic official services contractor market is The Freeman Company (a private company); however, the U.S. segment encounters substantial competition from a large number of providers. No competitor has significant market share in the other categories of offerings of the U.S. segment. All known competitors of the U.S. segment are privately held companies which provide limited public information concerning their operations.
Marketing & Events International Segment
The Marketing & Events International segment (the “International segment”) includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East and Asia). The International segment offers services that are similar to those provided by the U.S. segment. These services are delivered by Viad’s wholly-owned subsidiaries including: GES Exposition Services (Canada) Limited, Global Experience Specialists (GES) Limited and affiliates, SDD Exhibitions Limited and GES GmbH & Co. KG.
During 2013, the International segment provided services to over 1,100 exhibitions and events and more than 38,000 exhibitors. The International segment has full-service operations at many of the most active and popular exhibition and event destinations, including nine Canadian cities, six United Kingdom cities, one German city, two cities in the United Arab Emirates and one city in the Netherlands. In each of these locations, the International segment is a leading service provider, servicing some of the most visible and influential events in its industry.
On February 19, 2013, Viad acquired RCL. On April 4, 2013, the operations of RCL were relocated to GES’ existing London-based operation at ExCeL London, where GES was appointed in 2013 to supply graphics to ExCeL London’s in-house advertising sales agency, InVision.
Competition. The International segment generally competes on the basis of discernible differences, value, quality, price, convenience and service. The International segment is the largest provider of exhibition and event services in the countries in which it competes. The International segment encounters competition from a large number of providers of similar services. Most of the competitors are privately held companies which provide limited public information concerning their operations.
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
Attractions. Brewster’s attractions include the Banff Gondola, the Columbia Icefield Glacier Adventure and the Banff Lake Cruise operations. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Columbia Icefield Glacier Adventure includes tours of the Athabasca Glacier on the Columbia Icefield, and provides customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle. Icefield customers ride in an “Ice Explorer,” a unique vehicle specially designed for glacier travel. Brewster also offers boat tours, small boat rentals and charter fishing on Lake Minnewanka, which is situated outside of the town of Banff in the heart of the Canadian Rockies. In 2013, Viad continued construction of the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley in close proximity to the Company’s Columbia Icefield attraction in Jasper National Park, Alberta, Canada. The construction is now complete, and Viad anticipates that the Glacier Skywalk will open in May 2014.
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
Brewster generated approximately 71 percent of the Travel & Recreation Group’s 2013 segment operating income.
Glacier Park
Glacier Park is an independent hotel owner and operator, with properties located in and around Waterton-Glacier International Peace Park, which encompasses Glacier National Park in Montana, one of the most visited national parks in the United States, and Waterton Lakes National Park in Alberta, Canada. Glacier Park provides lodging accommodations, food and beverage services, retail operations and transportation services in and around Glacier and Waterton Lakes National Parks.
The operations of Glacier Park are predominately seasonal, typically running from late May until the end of September. During the peak months of July and August, the occupancy level at Glacier Park’s lodges and motor inns typically exceeds 90 percent. During the “shoulder” months of June and September, occupancy typically exceeds 80 percent.
Individual travelers account for over 80 percent of Glacier Park’s customers, and the balance of its customers are tour groups. Demographically, Glacier Park draws over 90 percent of its customers from the United States, with approximately 60 percent of the U.S. customers coming from the Northwest and Midwest regions.
Historic Lodges and Hotel Accommodations. Glacier Park owns and operates five properties, with accommodation offerings varying from hikers’ cabins to hotel suites: St. Mary Lodge, a 115-room, full-service resort lodge located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, an historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering skiing in the winter and golf, hiking and other recreational activities, located near Glacier National Park in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; and Motel Lake McDonald, an in-holding within Glacier National Park. In 2013, Glacier Park also operated five other properties inside Glacier National Park under a concession contract with the Park Service, which expired on December 31, 2013. See the “Concession Business” section below, and “Recent Business Developments” section above, of this Item 1.
Concession Business. On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Under the concession contract, Glacier Park provided food and beverage services to lodging guests and park visitors and had retail operations, including camp stores and retail shops, which catered to lodging guests and park visitors. Glacier Park also operated a fleet of touring buses, which were used to conduct tours within Glacier and Waterton Lakes National Parks. Glacier Park generated approximately 47 percent of its 2013 revenue through its concession contract for services provided within Glacier National Park.
As referenced above, Glacier Park continues to generate revenue from the five properties it owns: (1) St. Mary Lodge in St. Mary, Montana; (2) Glacier Park Lodge in East Glacier, Montana; (3) Grouse Mountain Lodge in Whitefish, Montana; (4) Prince of Wales Hotel in Waterton Lakes National Park, Alberta; and (5) Motel Lake McDonald, which is located inside Glacier National

Park. Glacier Park also continues to operate the food and beverage services with respect to these five properties and the retail shops located near Glacier National Park.
As shown in the table below, the five properties Glacier Park currently owns contain more than one-half of the rooms that Glacier Park operated in 2013:

Number of Rooms
Owned Properties:
Glacier Park Lodge	161
Grouse Mountain Lodge	143
St. Mary Lodge	115
Prince of Wales Hotel	86
Motel Lake McDonald	30
Total	535
Concession Contract Properties:
Many Glacier Hotel	214
Swift Current Motor Inn	88
Lake McDonald Lodge	82
Rising Sun Motor Inn	72
Village Inn Motel	36
Total	492
Glacier Park generated approximately 25 percent of the Travel & Recreation Group’s 2013 segment operating income.
Alaska Denali Travel
In September 2011, Alaska Denali Travel acquired Denali Backcountry Lodge, a property having 42 guest rooms on six acres inside Denali National Park and Preserve, and Denali Cabins, with 46 guest cabins on six acres near the entrance to Denali National Park and Preserve. Alaska Denali Travel provides food and beverage services with respect to these properties, and operates day trips to its day trip lodge via the scenic park road, a package tours sales and marketing program and daily motorcoach service between Anchorage and Denali National Park and Preserve. Alaska Denali Travel’s operating season runs from June until the end of September.
Competition. The Travel & Recreation Group generally competes on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package tour business, hotel and restaurant business and charter service business.
Intellectual Property
Viad and its subsidiaries own or have the right to use registered trademarks and trademarks pending registration, used in their businesses, including Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, HANG:RZ®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, ethnoMetrics®, eXPRESSO & design®, FIT®, DEXZ®, LUMA2 & design®, eco-sense and design®, and the trademarks in the 2012 Alaska Denali Travel rebranding program, including Alaska Denali Travel, Alaska Denali Escapes, Denali Backcountry AdventureSM Denali Backcountry LodgeSM and Denali CabinsSM. Viad and its subsidiaries also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including the Melville lion image®, GES®, Maxim®, Showtech®, SDDRetail®, Brewster Travel Canada & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design® and escape.connect.refresh.explore®. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of business.
The Company owns patents that it believes provide competitive advantages in the marketplace for its exhibit and exhibition services. Its patented technology relating to a modular structure having a load-bearing surface provides efficiencies and cost savings in the design, manufacture, assembly, take down and maintenance of displays and exhibitions. Its patented invention relating to a surface-covering installation tool and method not only reduces direct labor costs, but provides improved worker safety. The Company also owns a number of design patents for its retail merchandising units. United States utility patents are currently granted for a term of 20 years from the date a patent application is filed and United States design patents are currently granted for a term of 14 years from the date granted. The Marketing & Events Group has extensive design libraries with copyright protections and owns copyright registrations for a number of the designs within its design libraries. Copyright protection for such work is 95 years from the date of publication or 120 years from creation, whichever is shorter.
Although Viad believes that certain of its patents, trademarks and copyrights have substantial value, it does not believe that the loss of any one of these patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations.
Government Regulation and Compliance
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
Some of Viad’s current and former businesses are subject to U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. Compliance with federal, state and local environmental, health and safety provisions, including, but not limited to, those regulating the discharge of materials into the environment and other actions relating to the environment have not had, and are not expected to have, a material effect on Viad’s capital expenditures, competitive position, financial condition or results of operations. See “Item 1A - Risk Factors - Liabilities relating to prior and discontinued operations may adversely affect results of operations” for a discussion of the risks related to liabilities arising from the Company’s compliance with federal, state and local environmental laws, which is incorporated herein by reference.
Employees
Viad’s businesses had approximately 3,630 employees as of December 31, 2013 as follows:

	Approximate Number of Employees	Regular Full-Time Employees Covered by Collective Bargaining Agreements
Marketing & Events Group	2,930	940
Travel & Recreation Group	550	110
Viad Corporate	150	—
Total	3,630	1,050
Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2014 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.
Viad Corporate provides management, financial and accounting, internal auditing, tax, administrative, information technology, corporate development, legal and other services to its operating units and handles residual matters pertaining to businesses previously discontinued or sold by the Company. Viad is governed by a Board of Directors comprised of eight non-employee directors and one employee director, and has an executive management team consisting of seven executive officers.
Seasonality
Exhibition and event activity varies significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). The Marketing & Events U.S. segment generally reports its highest revenue during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenue during the second quarter of each year. The Travel & Recreation Group segment experiences peak activity during the summer months and during 2013, 86 percent of its revenue was earned in the second and third quarters. Viad’s average segment operating income during the past three years, as a percentage of the average full year’s segment operating income during the past three years, was approximately 31 percent (first quarter), 28 percent (second quarter), 57 percent (third quarter) and negative 16 percent (fourth quarter). See “Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Exhibition rotation impacts overall profitability and makes comparisons between periods difficult” under “Item 1A Risk Factors,” which are incorporated herein by reference; see also Notes 20 and 23 of Notes to Consolidated Financial Statements.

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
Available Information
Viad’s internet address is www.viad.com. Viad uses its web site as a routine channel for distribution of Company information, press releases, financial information and corporate governance initiatives. Viad posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”), including Viad’s annual, quarterly and current reports, proxy statements, amendments to those reports or statements and other information, as well as transactions in Viad securities by Viad’s directors and executive officers. All such postings and filings are available on Viad’s web site free of charge. In addition, Viad’s web site allows interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such information also can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street N.E., Washington, D.C. 20549 and on the SEC’s internet site at www.sec.gov. Information regarding the operation of the public reference section can be obtained by calling (800) SEC-0330. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
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
Viad’s future payment of special dividends should not be relied upon as a way to realize any future gains on an investment.
The Board of Directors generally declares and pays regular dividends to Viad’s shareholders on a quarterly basis and also paid special dividends in November 2013 and February 2014. The decision to declare a special dividend and the amount, timing and payment of any such dividend are at the sole discretion of the Board. Factors in any decision to declare a dividend would include the amount of funds legally available and an evaluation of the Company’s financial condition, capital requirements, future prospects and other factors deemed relevant by the Board. Accordingly, an investor should not rely on the future payment of special dividends as a way to realize gains on their investment.

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
During 2013, $229.3 million of revenue and $9.1 million of segment operating income was derived through the International segment. In addition, $81.9 million of 2013 revenue and $19.1 million of 2013 segment operating income generated in the Travel & Recreation Group was derived through its Canadian operations. For this segment, Canadian operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar as compared to other currencies could adversely affect customer volumes, and, therefore, revenue and segment operating income in the Travel & Recreation Group.
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
Although no single client accounts for more than 7.0 percent of the revenue of any of Viad’s reporting segments, the Marketing & Events U.S. and International segments have a relatively small number of large exhibition show organizers and large customer accounts. The loss of any of these large clients could adversely affect Viad’s results of operations.
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
The Marketing & Events U.S. segment generally reports its highest revenue during the first quarter of each year, while the Marketing & Events International segment generally reports its highest revenue during the second quarter of each year. The Travel & Recreation Group businesses are generally also seasonal, experiencing peak activity during the second and third quarters. These quarters accounted for 86 percent of the segment’s 2013 revenue. Because of the seasonal nature of Viad’s businesses, adverse events or conditions occurring during peak periods could adversely affect the operating results of Viad’s businesses.
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
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to these multi-employer plans in 2013 and 2012 totaled $20.3 million and $20.7 million, respectively. Viad does not directly manage these multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to these plans. However, plan contribution increases, if any, could have an adverse impact on Viad’s consolidated financial condition, results of operations and cash flows.
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
Viad and its predecessors have a corporate history spanning over eight decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food and fresh meats. Some of these businesses used raw materials that have been, and may continue to be, the subject of litigation. Moreover, some of the raw materials used and the waste produced by these businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification claims involving sold subsidiaries, as well as from past operations of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover these future liabilities, results of operations could be materially affected if future events or proceedings contradict current assumptions, and reserves or insurance become inadequate.
Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on Viad’s business.
The occurrence of catastrophic events ranging from natural disasters (such as hurricanes and floods), health epidemics or pandemics, acts of war or terrorism, or the prospect of these events could disrupt Viad’s businesses. Such catastrophic events could impact the Marketing & Events Group’s production facilities, preventing the Company from timely completing exhibit fabrication and other projects for customers, and also could cause a cancellation of exhibitions and other events held in public venues or a disruption in the services the Company provides to its customers at convention centers, exhibition halls, hotels and other public venues. Such catastrophic events also could adversely impact the Travel & Recreation Group businesses, which are heavily dependent on the ability and willingness of its guests to travel. The guests serviced by the Travel & Recreation Group tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts and attractions during a given season, and catastrophic events could impede the guests’ ability to travel, interrupt the Company’s business operations and/or cause damage to the Company’s properties. If the conditions arising from such events persist or worsen, Viad could experience continuing or increased adverse effects on its results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates and the Netherlands. The principal properties of Viad are operated by the Marketing & Events Group, the Travel & Recreation Group and Viad Corporate as follows:
Marketing & Events U.S. Segment. In 2013, the Company continued taking steps to reduce the physical footprint and overhead associated with the Marketing & Events Group’s U.S. warehousing facilities through its Service Delivery Network initiative. These steps included the sale of a New Jersey facility and the underlying land after determining that the property no longer met the Company’s operational needs. The goal of the Service Delivery Network initiative is to improve the efficiency and performance of the Marketing & Events Group’s U.S. warehousing operations by lowering operating costs and invested capital. Since 2008, the Company has reduced its U.S. facility footprint by approximately 1.2 million square feet, and has realized annualized cost savings of $7.7 million through the end of 2013.
The Marketing & Events U.S. segment operates 15 offices and 27 multi-use facilities (manufacturing, sales and design, office and/or warehouse and truck marshaling yards). The multi-use facilities vary in size up to approximately 592,100 square feet. Two of the multi-use facilities are owned; all other properties are leased.
Marketing & Events International Segment. The Marketing & Events International segment operates five offices and 20 multi-use facilities, with two offices and nine multi-use facilities in Canada, seven multi-use facilities in the United Kingdom, one office and two multi-use facilities in Germany, one office and two multi-use facilities in the United Arab Emirates and one office in the Netherlands. The multi-use facilities vary in size up to approximately 133,600 square feet. One of the multi-use facilities is owned; all other properties are leased.
Travel & Recreation Group Segment. The Travel & Recreation Group segment operates four offices, nine retail stores, one bus terminal, four garages, an icefield tour facility, a gondola lift operation, a boat tour facility, 14 hotels/lodges (including ancillary foodservice and recreational facilities) and 46 guest cabins. All of the facilities are in the United States or Canada. The bus terminal, three garages and the boat tour facility are owned and one garage is leased. The icefield tour facility and gondola lift operation are operated through lease agreements with Parks Canada and all other properties are leased.

The Travel & Recreation Group owns nine hotels/lodges and 42 guest cabins. During 2013, the Travel & Recreation Group also operated an additional five hotels/lodges and 12 retail stores pursuant to the Glacier Park concession contract. As shown in the table below, the nine hotels and lodges and the guest cabins owned and operated by the Travel & Recreation Group in 2013 accounted for 952 of the 1,444 rooms managed by the Travel & Recreation Group:

Number of Rooms
Owned Properties:
Banff International Hotel	162
Glacier Park Lodge	161
Grouse Mountain Lodge	143
Mount Royal Hotel	135
St. Mary Lodge	115
Prince of Wales Hotel	86
Denali Cabins	46
Denali Backcountry Lodge	42
Glacier View Inn	32
Motel Lake McDonald	30
Total	952

Concession Contract Properties:
Many Glacier Hotel	214
Lake McDonald Lodge	88
Swift Current Motor Inn	82
Rising Sun Motor Inn	72
Village Inn Motel	36
Total	492
Viad Corporate. Viad Corporate operates the Company’s headquarters, which are leased and approximate 24,700 square feet, and are located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.
Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.
Item 3. Legal Proceedings.
Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2013 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure for actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial condition or results of operations. See “Business - Government Regulation and Compliance” in Item 1; see also Note 19 of Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
None.

Other. Executive Officers of Registrant.
The names, ages and positions of Viad’s executive officers as of the filing of this Annual Report are listed below:

Name	Age	Business Experience During the Past Five Years and Other Information
Paul B. Dykstra	52
Chairman, President and Chief Executive Officer of Viad since April 2008; prior thereto, President and Chief Executive Officer since April 2006; prior thereto, Chief Operating Officer since January 2006; prior thereto, President and Chief Executive Officer of GES since January 2000; prior thereto, Executive Vice President-International and Corporate Development of GES since 1999; and prior thereto, Executive Vice President-General Manager or similar executive positions since 1994 with Travelers Express Company, Inc., a former subsidiary of Viad.

Deborah J. DePaoli	49
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

George N. Hines	41
Chief Information Officer since December 2009; prior thereto, Senior Vice President and Transitioning Chief Information Officer of Stream Global Services, Inc., a business process outsource provider, since October 2009; prior thereto, Senior Vice President and Chief Information Officer of eTelecare Global Solutions, Inc. (merged into Stream Global Services, Inc.) since August 2007; prior thereto, Chief Information Officer of PeopleSupport, Inc., a business process outsource provider, since December 2005; prior thereto, Executive Vice President, Operations and Chief Technology Officer of ChaseCom Limited Partnership, a provider of customer contact center services, since August 2004; prior thereto, Senior Manager-Telecommunications Industry Practice of Deloitte Consulting LLP since April 2000; and prior thereto, Manager-Telecommunications Industry Practice of Ernst & Young LLP from July 1996 to March 2000.

Ellen M. Ingersoll	49
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

Thomas M. Kuczynski	49
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

G. Michael Latta	51
Chief Accounting Officer-Controller since November 2002; prior thereto, Corporate Controller or similar position for SpeedFam-IPEC, Inc., a semiconductor equipment manufacturer, since October 1999; and prior thereto, Controller for Cardiac Pathways Corporation, a medical device manufacturer, since September 1994.

Steven W. Moster	44
Group President of the Marketing & Events Group since May 2011 and President of GES since November 1, 2010; prior thereto, independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a manufacturer and retailer of custom window coverings, from April 2010 to August 2010; prior thereto, Executive Vice President-Chief Sales & Marketing Officer of GES from January 2008 to February 2010; prior thereto, Executive Vice President -Products and Services of GES from January 2005 to February 2010; prior thereto Vice President-Products & Services Business of GES from January 2004 to January 2005; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company from August 2000 to January 2004.

The term of office of the executive officers is until the next annual organization meeting of the Board of Directors of Viad which is scheduled for May 22, 2014.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Chicago and National Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Euronext Composite Tape and the cash dividends declared for the two years ended December 31:
SALES PRICE RANGE OF COMMON STOCK

	2013		2012
	High	Low	High	Low
First Quarter	$28.59	$25.26	$23.47	$17.47
Second Quarter	$27.71	$23.49	$20.07	$16.69
Third Quarter	$28.46	$21.89	$23.25	$16.46
Fourth Quarter	$28.97	$23.91	$27.48	$18.95
DIVIDENDS DECLARED ON COMMON STOCK

	2013	2012
February	$0.10	$0.04
May	0.10	0.04
August	0.10	0.10
October	2.50	—
November	—	0.10
December	0.10	—
Total	$2.90	$0.28
Quarterly dividends were paid on Viad’s common stock on the first business day of January, April, July and October. In addition on January 24, 2014 and October 25, 2013, Viad announced that its Board of Directors declared special cash dividends of $1.50 and $2.50 per share, respectively, to shareholders of record at the close of business on February 7, 2014 and November 7, 2013, respectively. The terms of Viad’s $130 million secured revolving credit facility, amended and restated as of May 18, 2011, (the “Credit Facility”) restricted Viad from paying more than $10 million in dividends in the aggregate in any calendar year. In December 2012, the Credit Facility was amended to change the limitation on restricted payments. Unless the Company’s leverage ratio is greater than 1.50 to 1.00 or a default or an unmatured default exists, additional dividends over the $10 million limitation, repurchase of shares and distributions on capital stock are allowed. Viad expects that comparable quarterly cash dividends will continue to be paid in the future as approved by its Board of Directors.
As of January 31, 2014, there were 7,165 shareholders of record of Viad’s common stock following the one-for-four reverse stock split effective on July 1, 2004. There were also 608 shareholders of record as of January 31, 2014 that had not converted pre-split shares into the post-split common stock. Accordingly, there were a total of 7,773 shareholders of record as of January 31, 2014.
For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.
SHAREHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing, for the five-year period ended December 31, 2013, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.
The graph below assumes $100 was invested on December 31, 2008 in Viad’s common stock, Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends.

	Year Ended December 31,
	2008	2009	2010	2011	2012	2013
Viad Corp	$100.00	$84.20	$104.78	$72.48	$114.13	$130.31
S&P 500	$100.00	$126.45	$145.49	$148.56	$172.32	$228.12
Russell 2000	$100.00	$127.09	$161.16	$154.43	$179.71	$249.47
S&P SmallCap 600	$100.00	$125.52	$158.52	$160.12	$186.22	$263.15
S&P 600 Comm. Services & Supplies	$100.00	$126.20	$147.34	$128.83	$168.47	$241.61
S&P 600 Media Index	$100.00	$170.62	$251.17	$194.05	$220.66	$358.90

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the fourth quarter of 2013 by Viad either on the open market as part of a repurchase program or from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 2013	2,024	26.70	—	1,030,438
December 2013	783	27.40	—	1,030,438
Total	2,807	26.90	—	1,030,438
 (1) Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased on the open market during 2013. During 2012, Viad repurchased 23,183 shares for $526,000. As of December 31, 2013, 1,030,438 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. In December 2012, the Company’s $130 million Amended and Restated Credit Agreement dated as of May 18, 2011 was amended to remove the limitation on share repurchases of $10 million in the aggregate per calendar year. This amendment allows share repurchases unless the Company’s leverage ratio, as defined in the Credit Facility, is greater than 1.50 to 1.00 or a default or an unmatured default, as defined in the Credit Facility, exists.

Item 6. Selected Financial Data.
VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,
(in thousands, except for per share data)	2013	2012	2011	2010	2009
Statement of Operations Data
Revenues:
Exhibition and event services	$685,350	$726,429	$670,054	$590,444	$582,969
Exhibits and environments	159,554	175,611	170,496	166,040	147,533
Travel and recreation services(1),(2)	127,888	123,191	101,814	88,277	75,302
Total revenues	$972,792	$1,025,231	$942,364	$844,761	$805,804
Income (loss) from continuing operations(3)	$20,558	$5,959	$9,292	$817	$(104,808)
Income from discontinued operations(4)	1,128	624	451	262	679
Net income (loss)	21,686	6,583	9,743	1,079	(104,129)
Net income attributable to noncontrolling interest	(131)	(686)	(533)	(636)	(582)
Net income (loss) attributable to Viad	$21,555	$5,897	$9,210	$443	$(104,711)
Diluted Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(3)	$1.01	$0.26	$0.43	$0.01	$(5.28)
Income from discontinued operations attributable to Viad common stockholders(4)	0.05	0.03	0.02	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$1.06	$0.29	$0.45	$0.02	$(5.25)
Weighted-average outstanding and potentially dilutive common shares	20,265	20,005	20,055	20,277	19,960
Basic Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(3)	$1.01	$0.26	$0.43	$0.01	$(5.28)
Income from discontinued operations attributable to Viad common stockholders(4)	0.05	0.03	0.02	0.01	0.03
Net income (loss) attributable to Viad common stockholders	$1.06	$0.29	$0.45	$0.02	$(5.25)
Weighted-average outstanding common shares	19,850	19,701	19,719	19,955	19,960
Dividends declared per common share	$2.90	$0.28	$0.16	$0.16	$0.16
Balance Sheet Data at Year-End
Total assets	$561,932	$650,577	$617,828	$616,503	$609,186
Total debt and capital lease obligations	11,668	2,226	3,239	9,077	12,788
Total stockholders’ equity	356,543	397,032	386,179	386,711	384,631
Noncontrolling interest	9,102	8,971	8,285	7,752	7,116
Other Data
Adjusted EBITDA(5)	$62,806	$58,150	$43,284	$32,312	$12,793
(1) 2011 amounts include an aggregate $9.7 million in revenue from Grouse Mountain Lodge, St. Mary Lodge and Denali Backcountry Lodge and Denali Cabins which were acquired in January 2011, June 2011 and September 2011, respectively.
(2) 2012 amounts include $5.2 million in revenue from the Banff International Hotel which was acquired in March 2012.
(3) Income from continuing operations include the following items (see Notes 5, 7, 15 and 17 of Notes to Consolidated Financial Statements):

•	Restructuring charges, net of tax of $2.7 million, $3.3 million, $2.5 million, $2.6 million and $8.7 million in 2013, 2012, 2011, 2010 and 2009, respectively.

•	Impairment charges, net of tax of $3.4 million, $268,000 and $98.2 million in 2013, 2010 and 2009, respectively.

•	Income tax expense of $13.4 million in 2012 representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards.
(4) The amounts relate to the sale of land and certain obligations associated with previously sold operations.
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
Overview
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
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. During 2013, Glacier Park, an 80 percent owned subsidiary of Viad, operated five lodges, three motor inns and one four-season resort hotel and provided food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lake National Park in Alberta, Canada. Glacier Park’s concession portion of its business with the U.S. National Park Service (the “Park Service”) for Glacier National Park expired on December 31, 2013. Thereafter, the ongoing operations of Glacier Park will include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Motel Lake McDonald, an in-holding within Glacier National Park and the Prince of Wales Hotel in Waterton Lakes National Park. Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
In December 2012, Viad announced that its Board of Directors authorized management to explore and evaluate opportunities to enhance shareholder value, including a potential separation of its Travel & Recreation and Marketing & Events business groups. Viad engaged J.P. Morgan Securities LLC as its financial advisor to assist in this evaluation process.
Financial Highlights
The following 2013 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)

•	Total revenues of $972.8 million, a decrease of 5.1 percent from 2012 revenues

•	Net income attributable to Viad of $21.6 million, as compared to $5.9 million in 2012

•	Diluted income per share of $1.06, as compared to $0.29 in 2012

•
Restructuring charges totaling $3.9 million primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions, as well as the elimination of certain positions in the Travel & Recreation Group and at Viad Corporate

•	Income from discontinued operations of $1.1 million primarily related to the sale of land associated with previously sold operations

•	Cash and cash equivalents were $45.8 million as of December 31, 2013

•	Debt was $11.7 million as of December 31, 2013
Marketing & Events U.S.

•	Revenues of $628.9 million, a decrease of 7.1 percent from 2012 revenues

•	Segment operating income of $11.0 million, as compared to $5.6 million in 2012

•	A gain of $4.8 million was recorded related to the sale of a facility and related land

Marketing & Events International

•	Revenues of $229.3 million, a decrease of 4.5 percent from 2012 revenues

•	Segment operating income of $9.1 million, as compared to $12.3 million in 2012
Travel & Recreation Group

•	Revenues of $127.9 million, an increase of 3.8 percent from 2012 revenues

•	Segment operating income of $25.8 million, as compared to $24.0 million in 2012

•	A goodwill impairment loss of $4.5 million was recorded at Glacier Park, of which $892,000 was allocated to the noncontrolling interest
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
Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. Management uses Adjusted EBITDA primarily as a performance measure and believes that the GAAP financial measure most directly comparable to this non-GAAP measure is net income attributable to Viad. Although Adjusted EBITDA is used as a financial measure to assess the performance of the business, the use of Adjusted EBITDA is limited because it does not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries, and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA does not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad as an important measure of financial performance because it provides a more complete measure of the Company’s performance.
A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

(in thousands)	2013	2012	2011
Net income attributable to Viad	$21,555	$5,897	$9,210
Impairment charges	4,521	—	—
Interest expense	1,250	1,303	1,511
Income taxes	8,455	20,843	3,888
Depreciation and amortization	28,153	30,731	29,126
Income from discontinued operations	(1,128)	(624)	(451)
Adjusted EBITDA	$62,806	$58,150	$43,284
The increase in Adjusted EBITDA of $4.7 million from 2012 to 2013 was primarily due to higher segment operating results at the Travel & Recreation Group, as well as lower corporate costs and restructuring charges. The increase in Adjusted EBITDA of $14.9 million from 2011 to 2012 was primarily due to higher segment operating results at all operating segments, partially offset by higher restructuring charges and corporate costs. See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
2013 vs. 2012:
Revenues for 2013 decreased 5.1 percent to $972.8 million, as compared to $1.0 billion in 2012. Viad’s income from continuing operations before income taxes was $29.1 million for 2013, as compared to $26.8 million in 2012. Impairment losses for 2013 totaled $5.4 million, primarily related to the non-cash write-down of goodwill at Glacier Park of $4.5 million and the write-off of certain assets within the Marketing & Events Group of $952,000. Net restructuring charges in 2013 were $3.9 million, as compared to $4.9 million in 2012. The 2013 charges related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions. In addition, restructuring charges related to the elimination of certain positions in the Travel & Recreation Group and at Viad Corporate were also recorded in 2013. The 2012 restructuring charges primarily related to reorganization activities in the Marketing & Events Group, comprised of facility consolidations, as well as the elimination of certain positions. The increase in operating results, despite revenue declines, was primarily driven by continued same-show growth and focus on margin improvement at the Marketing & Events Group, as well as expanded revenues at all three operating units within the Travel & Recreation Group.
Net income attributable to Viad for 2013 was $21.6 million, or $1.06 per diluted share, as compared to $5.9 million, or $0.29 per diluted share, in 2012. In 2012, the Company recorded a non-cash charge of $13.4 million to income tax expense representing a valuation allowance established for certain deferred tax assets associated with foreign tax credit carryforwards. These results also include income from discontinued operations of $1.1 million, or $0.05 per diluted share, in 2013 and $624,000, or $0.03 per diluted share, in 2012, both primarily related to the sale of land associated with previously sold operations.
During 2013, foreign exchange rate variances resulted in decreases in revenues and segment operating income of $7.0 million and $1.0 million, respectively, as compared to 2012. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.
The following table summarizes the effects of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2013	2012		2013	2012
Marketing & Events Group:
Canada	$0.97	$1.00	$(2,103)	$0.99	$1.04	$(65)
United Kingdom	$1.56	$1.59	$(2,582)	$1.57	$1.60	$(138)
Germany	$1.33	$1.29	$419	$1.33	$1.27	$(37)
Travel & Recreation Group:
Canada	$0.96	$1.00	$(2,756)	$0.96	$1.00	$(790)
Viad’s results were primarily impacted by the weakening of the Canadian dollar and British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Marketing & Events Group. Revenues for the Marketing & Events U.S. segment were $628.9 million for 2013, down 7.1 percent, as compared to $676.8 million in 2012. The decrease was primarily due to negative show rotation of $54 million, partially offset by base same-show revenue increases of 3.1 percent. Management defines base same-show revenues as revenues derived from shows that the Company produced out of the same city during the same quarter in each year. Base same-shows represented 46 percent of Marketing & Events U.S. segment revenues in 2013. The 2013 segment operating income was $11.0 million, as compared to $5.6 million in 2012. The improved operating results were primarily due to lower performance-based incentives, the third quarter gain on sale of a facility in New Jersey and ongoing efforts to drive operating efficiencies.
The Company is continuing to execute against a number of margin improvement initiatives designed to more effectively manage labor costs (the “Labor Management” initiative) and to reduce the physical footprint and the overhead associated with the U.S. warehousing operation (the “Service Delivery Network” initiative). The focus of the Labor Management initiative is on driving productivity gains through rigorous and strategic pre-show planning that reduces the ratio of labor costs to revenues. Driving this measure down continues to be a primary focus for management and the benefits are shown through a 70 basis point improvement in the variable labor-to-revenue ratio on a U.S. base same-show basis, as compared to 2012. The Company is also working to develop new tools to support and systematize show site labor planning, measurement and benchmarking. Through the Service Delivery Network initiative, the Company has reduced its U.S. facility footprint by approximately 1.1 million square feet since 2008, with annualized cost savings of $7.7 million realized through the end of 2013.
In connection with the Service Delivery Network initiative, Viad finalized plans to relocate the Marketing & Events Group’s New Jersey operations as a result of the facility no longer meeting the operational needs of the Company. Viad sold the facility and the land upon which it was situated for $12.7 million (net of selling costs) during the third quarter of 2013. Management realized a pre-tax gain on the sale of $4.8 million during the third quarter of 2013, which is included in the U.S. segment operating results and is partially offset by facility relocation costs during the fourth quarter of 2013.

Revenues for the Marketing & Events International segment were $229.3 million for 2013, down 4.5 percent, as compared to $240.1 million in 2012. Segment operating income was $9.1 million in 2013, as compared to $12.3 million in 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues of $4.3 million and segment operating income of $240,000, as compared to 2012. Excluding exchange rate variances, 2013 revenues decreased by $6.6 million, or 2.7 percent, and segment operating income decreased by $3.0 million, or 24.5 percent. These decreases were primarily driven by services provided for the 2012 London Summer Olympics and Paralympic Games, partially offset by positive show rotation revenues of approximately $6 million.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenues are affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest improvement. Marketing & Events U.S. base same-show revenues have increased on a full year basis for 2011, 2012 and 2013.
For the 2014 full year, management expects U.S. base same-show revenues to increase at a low-to mid-single digit rate and show rotation to have a net positive impact on full year revenue of approximately $55 million. Additionally, management anticipates that foreign currency exchange rate variances versus 2013 will not have a meaningful impact on the Marketing & Events Group’s 2014 full year revenues and segment operating income. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued integration and consolidation of operations to increase capacity utilization and reduce costs. Additional restructuring charges may be incurred as further cost structure improvements are made.
The Marketing & Events Group is subject to multiple collective-bargaining agreements that affect labor costs, about one-third of which expire each year. The Company entered into new showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company has commenced discussions regarding those issues with all relevant parties and is working diligently to resolve those issues in a manner that will be reasonable and equitable to employees, customers, and shareholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Local 727 negotiations could occur, as could with any collective bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.
Travel & Recreation Group. Revenues for the Travel & Recreation Group segment were $127.9 million, up 3.8 percent, as compared to 2012 revenues of $123.2 million. Segment operating income was $25.8 million, up 7.7 percent from 2012 segment operating income of $24.0 million. Segment operating margins were 20.2 percent in 2013, as compared to 19.5 percent in 2012. As discussed above, period-to-period comparisons for this segment were affected by exchange rate variances, which had an unfavorable impact on revenues of $2.8 million and segment operating income of $790,000, as compared to 2012. Excluding exchange rate variances, 2013 revenues increased by $7.5 million, or 6.0 percent, and segment operating income increased by $2.6 million, or 11.0 percent.
Results in 2013 were negatively impacted by extensive flooding that took place on June 20, 2013, in Alberta, Canada. Major pieces of infrastructure in the province were affected and many roads became impassable, which temporarily restricted access to Brewster’s hotel properties and attractions in the area. The provincial authorities were able to restore road access to Banff for both commercial and private vehicles by June 26, 2013, ahead of the Canada Day holiday weekend. Management started seeing more normalized occupancy and visitor traffic in August. Management estimates that the flooding had an unfavorable impact on 2013 revenues of approximately $2 million. Brewster recovered well from the flooding that occurred in late June and delivered solid growth for the full year across nearly all of its lines of business.

The following table provides Travel & Recreation Group revenues by line of business:

(in thousands)	2013	2012	Change
Revenues:
Hospitality	$54,828	$51,969	$2,859	5.5%
Attractions	38,956	38,141	815	2.1%
Package tours	18,950	18,805	145	0.8%
Transportation	17,247	16,858	389	2.3%
Intra-segment eliminations & other	(2,093)	(2,582)	489	(18.9)%
Total	$127,888	$123,191	$4,697	3.8%
The revenue growth from hospitality properties was primarily due to improved results at most of the lodges and hotels. Glacier Park saw strong results, particularly at the Grouse Mountain Lodge, which was recently updated and refreshed. In addition, the Banff International Hotel, which was acquired on March 7, 2012, benefited from a full first quarter contribution.
Management uses the following key business metrics to evaluate the Travel & Recreation Group hospitality business: RevPAR, average daily rate (“ADR”) and occupancy. These metrics are commonly used in the hospitality industry to measure performance.
RevPAR is calculated as total rooms revenue divided by the total number of room nights available for all comparable Travel & Recreation Group hospitality properties during the period. Total rooms revenue does not include non-rooms revenue, which consists of ancillary revenue generated by hospitality properties, such as food and beverage and retail revenue. RevPAR measures the period-over-period change in rooms revenue for comparable hospitality properties. RevPAR is affected by average daily rate and occupancy, which have different implications on profitability.
ADR is calculated as total rooms revenue divided by the total number of room nights sold for all comparable Travel & Recreation Group hospitality properties during the period. ADR is used to assess the pricing levels that the hospitality properties are able to generate. Increases in ADR at hospitality properties lead to increases in rooms revenue with no substantial effect on variable costs, therefore having a greater impact on margins than increases in occupancy.
Occupancy is calculated as the total number of room nights sold divided by the total number of room nights available for all comparable Travel & Recreation Group hospitality properties during the period. Occupancy measures the utilization of the available capacity at the hospitality properties. Increases in occupancy result in increases in rooms revenue and additional variable operating costs (including housekeeping services, utilities and room amenity costs), as well as lead to increased ancillary non-rooms revenue (including food and beverage and retail revenue).
Management evaluates the performance of the Travel & Recreation Group attractions business utilizing the number of passengers and total attraction revenue per passenger. The number of passengers allows management to assess the volume of visitor activity at each attraction during the period. Total attraction revenue per passenger is calculated as total attraction revenue divided by the total number of passengers at all Travel & Recreation Group attractions during the period. Total attraction revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attraction revenue per passenger measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.
The following table provides Travel & Recreation Group same-store key performance indicators. The same-store metrics below indicate the performance of all Travel & Recreation Group properties that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the positive or negative effects that result from translating. Management believes that this same-store constant currency basis provides better comparability between reporting periods. The same-store key performance indicators for hospitality properties presented below for 2013 exclude the rooms at the Banff International Hotel (acquired in March 2012) that do not have comparable results for 2012.

	2013	2012	Change
Hospitality:
Room nights available	211,746	213,490	(0.8)%
RevPAR	$120	$111	8.1%
ADR	$164	$158	3.8%
Occupancy	73.1%	70.0%	3.1%
Attractions:
Passengers	972,203	960,305	1.2%
Total attraction revenue per passenger	$40	$38	5.3%

Room nights available decreased in 2013 due to changes in seasonal opening dates of certain Glacier Park properties. Management schedules opening dates to optimize profitability based on anticipated travel patterns, and forecasted occupancy levels and operating expenses. The increase in RevPAR reflects improvement across most properties. The Grouse Mountain Lodge experienced particularly strong growth in both ADR and occupancy driven by the Company’s refresh initiatives.
The number of passengers increased across all of the Travel & Recreation Group’s attractions, despite the flood impact. Revenue per passenger increase was mainly driven by increased ticket prices at the Banff Gondola attraction.
During 2013, approximately 64 percent of revenues and 74 percent of segment operating income generated in the Travel & Recreation Group segment were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar, as compared to other currencies, could adversely affect customer volumes, revenues and segment operating income for the Travel & Recreation Group. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.
Management anticipates that foreign currency exchange rate variances versus 2013 will have an unfavorable impact on the Travel & Recreation Group’s 2014 full year revenues of approximately $3 million. Also, management anticipates the four acquisitions completed by Viad since the beginning of 2011 will generate approximately $27 million in revenues in 2014 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenues) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to grow this revenue base by three percent in 2014, with continued revenue growth and expanding Adjusted EBITDA margins in future years.
Glacier Park operated the concession portion of its business under a concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park. On December 31, 2013, the concession contract expired. Upon completion of the contract term, the Company received cash payments in January 2014 totaling $25 million for the Company’s “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. The Company anticipates a cash payment of approximately $5 million for the personal property Glacier Park used at the facilities covered by the concession contract. Glacier Park generated approximately 47 percent of its 2013 revenues through its concession contract for services provided within Glacier National Park.
Glacier Park continues to generate revenue from the five properties it owns: (1) St. Mary Lodge in St. Mary, Montana; (2) Glacier Park Lodge in East Glacier, Montana; (3) Grouse Mountain Lodge in Whitefish, Montana; (4) the Prince of Wales Hotel in Waterton Lakes National Park, Alberta; and (5) Motel Lake McDonald, which is located inside Glacier National Park. Glacier Park also continues to operate the food and beverage services with respect to these properties and the retail shops located near Glacier National Park. The five properties Glacier Park currently owns contain more than one-half of the rooms that Glacier Park operated in 2013.
Based on the above, management revised its outlook for future revenues and earnings from Glacier Park and performed an impairment evaluation of goodwill at the Glacier Park reporting unit. Based on this evaluation, the Company recorded a non-cash impairment charge of $4.5 million representing all of the goodwill at Glacier Park, of which $892,000 related to the noncontrolling interest.
As a result of the concession contract expiration, partially offset by continued organic growth at the five remaining properties, management anticipates a full year revenue decline at Glacier Park of approximately $19 million. The majority of the revenue impact will occur during the third quarter of 2014, with an approximate $3 million decline expected during the second quarter. Management anticipates a reduction in Glacier Park’s segment operating income of approximately $3.5 million to $4 million in 2014. Due to the seasonal nature of the concession operations, management anticipates Glacier Park’s third quarter operating income to be about $6 million lower than 2013, as this is when the concession properties run at full capacity. During the first, second and fourth quarters of 2014, Glacier Park is expected to have favorable operating results, primarily as a result of reduced overhead expenses and lower costs related to the opening and closing of the seasonal properties.
The following table summarizes Viad’s actual results in comparison to pro forma information for Viad assuming that Glacier Park did not operate the concession contract with the Park Service for Glacier National Park for the entirety of the periods presented:

	As Reported			Pro Forma Results
(in thousands)	2013	2012	2011	2013	2012	2011
Revenue	$972,792	$1,025,231	$942,364	$953,348	$1,006,645	$927,770
Depreciation and amortization	28,615	30,731	29,126	27,973	30,138	28,581
Segment operating income	45,891	41,862	25,376	41,911	38,190	23,089
Corporate Activities. Corporate activities expense of $6.8 million in 2013 decreased from $9.4 million in 2012. This decrease was primarily due to lower performance-based compensation expense in 2013, as well as higher costs in 2012 related to the amendment and restatement of the Company’s shareholder rights plan and higher legal costs related to employee benefits associated with previously divested operations. These decreases were partially offset by 2013 costs related to the Company’s strategic review process.
Corporate activities expense in 2014 is expected to approximate $9.5 million. The expected increase over 2013 is primarily related to two reasons. First, the Company has exhausted the Viad common stock held in the leveraged Employee Stock Ownership Plan feature of the Company’s 401(k) defined contribution plan (see Note 12) which has been used to fund matching contributions to the Company’s 401(k) plan. Without the benefit of these low cost shares on which to provide a matching contribution, beginning in 2014 Viad will fund 401(k) matching contributions from shares held in treasury which have a higher cost to the Company. The second reason for the increase is related to an increase in performance-based compensation expense.
Restructuring Charges. In 2013, Viad recorded net restructuring charges of $3.9 million, as compared to $4.9 million in 2012. The 2013 charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions. In addition, restructuring charges related to the elimination of certain positions in the Travel & Recreation Group and at Viad Corporate were also recorded in 2013.
Impairment Charges. As noted above, Viad recorded a non-cash goodwill impairment charge related to Glacier Park of $4.5 million in 2013. Of the total amount, $892,000 of the goodwill impairment charge was allocated to the noncontrolling interest at Glacier Park. In addition, in 2013, Viad recorded impairment charges of $952,000 related to the write-off of certain assets within the Marketing & Events Group.
Income Taxes. The effective tax rate for 2013 was 29.5 percent, as compared to 77.8 percent for 2012. The high rate for 2012, as compared to the statutory rate, was due to the charge to income tax expense of $13.4 million, representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards.

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

The following table summarizes the effects of foreign exchange rate variances on revenues and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2012	2011		2012	2011
Marketing & Events Group:
Canada	$1.00	$1.01	$(954)	$1.04	$1.00	$19
United Kingdom	$1.59	$1.61	$(1,938)	$1.60	$1.61	$(72)
Germany	$1.29	$1.40	$(1,733)	$1.27	$1.43	$(107)
Travel & Recreation Group:
Canada	$1.00	$1.02	$(1,952)	$1.00	$1.03	$(726)
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
The following table provides Travel & Recreation Group revenues by line of business:

(in thousands)	2012	2011	Change
Revenues:
Hospitality	$51,969	$38,003	$13,966	36.7%
Attractions	38,141	34,243	3,898	11.4%
Package tours	18,805	17,409	1,396	8.0%
Transportation	16,858	14,782	2,076	14.0%
Intra-segment eliminations & other	(2,582)	(2,623)	41	(1.6)%
Total	$123,191	$101,814	$21,377	21.0%
Revenue growth from hospitality properties benefited from the initial peak season contributions from the Alaska Denali Travel business (acquired in September 2011) and the Banff International Hotel (acquired in March 2012), with approximately $11.9 million of incremental revenues. St. Mary Lodge and Grouse Mountain Lodge, both in their second year as part of the Travel & Recreation Group in 2012 and renovated as part of the Company’s Refresh-Build-Buy strategy, also increased revenue over 2011. Additionally, rooms that were under renovation at the Many Glacier Hotel in 2011 provided a full revenue contribution in 2012.
The following table provides Travel & Recreation Group same-store key performance indicators. The same-store key performance indicators for hospitality properties for 2012 exclude the rooms at the following properties that do not have comparable results for 2011: Banff International Hotel (acquired March 2012), Denali Cabins (acquired September 2011), Denali Backcountry Lodge (acquired September 2011), St. Mary Lodge (acquired June 2011) and Many Glacier Hotel (rooms closed for renovation during 2011).

	2012	2011	Change
Hospitality:(1)
Room nights available	169,011	169,034	—%
RevPAR	$95	$93	2.2%
ADR	$146	$142	2.8%
Occupancy	64.8%	65.9%	(1.1)%
Attractions:
Passengers	960,305	873,870	9.9%
Total attraction revenue per passenger	$38	$37	2.7%
(1) Grouse Mountain Lodge, acquired on January 5, 2011, is included in the same-store key performance indicators above.
Room nights available saw a slight decrease in 2012 primarily due to the change in seasonal opening and closing dates of certain Glacier Park properties. RevPAR increased due to improved results, primarily driven by the Lake McDonald Lodge and Glacier View Inn.
The number of passengers increased across all of the Travel & Recreation Group’s attractions. Revenue per passenger increased mainly driven by increased ticket prices at the Banff Gondola attraction.
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
Liquidity and Capital Resources
Cash and cash equivalents were $45.8 million as of December 31, 2013, as compared to $114.2 million as of December 31, 2012, with the decrease primarily due to the payment of a $50.8 million special cash dividend in November 2013. During 2013, the Company generated net cash flows from operating activities of $6.1 million primarily driven by operating results, mostly offset by changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of December 31, 2013, the Company had $41.5 million of its cash and cash equivalents held outside of the United States. Of the total amount, $32.6 million was held in Canada, $5.4 million in the United Kingdom, $2.0 million in Germany and $1.5 million in the United Arab Emirates. There were certain historical earnings related to its Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of December 31, 2013 that would result assuming all foreign cash balances were repatriated to the United States would be approximately $1.0 million.

Cash Flows
Operating Activities

(in thousands)	2013	2012	2011
Net income	$21,686	$6,583	$9,743
Depreciation and amortization	28,615	30,731	29,126
Other non-cash items	14,209	32,482	11,383
Changes in assets and liabilities	(58,455)	(610)	(15,516)
Net cash provided by operating activities	$6,055	$69,186	$34,736
2013 - The two larger items in other non-cash items consisted of $5.2 million of share-based compensation expense and $5.4 million of impairment charges. The changes in assets and liabilities primarily consisted of a $21.0 million decrease in customer deposits, a $15.4 million decrease in accounts payable and a $11.7 million decrease in accrued compensation.
2012 - Non-cash items primarily consisted of $11.3 million of deferred income taxes related to the valuation allowance for foreign tax credit carryforwards and $7.2 million of share-based compensation expense. The changes in assets and liabilities primarily consisted of a $4.7 million decrease in restructuring liabilities partially offset by a $4.3 million increase in accounts payable.
2011 - Non-cash items primarily consisted of $4.4 million of share-based compensation expense and $3.8 million of restructuring charges. The changes in assets and liabilities primarily consisted of an $18.1 million increase in receivables and a $3.9 million decrease in restructuring liabilities. This was partially offset by a $5.0 million increase in customer deposits and a $4.6 million increase in accrued compensation.
Investing Activities

(in thousands)	2013	2012	2011
Capital expenditures	$(36,119)	$(27,675)	$(21,538)
Acquisition of businesses, net of cash acquired	(647)	(23,546)	(41,105)
Proceeds from sale of facility and related land	12,696	—	—
Proceeds from the sale of land - discontinued operations	1,645	1,041	—
Other	464	706	440
Net cash used in investing activities	$(21,961)	$(49,474)	$(62,203)
2013 - Cash used in investing activities was driven by $36.1 million of capital expenditures primarily related to the construction of the Glacier Skywalk at the Travel & Recreation Group as well as equipment and computer hardware at the Marketing & Events U.S. segment. Partially offsetting this was $14.3 million of proceeds from the sale of a facility and related land in the Marketing & Events Group and the sale of land from a discontinued operation.
In 2013, the Travel & Recreation Group paid $12.7 million in capital expenditures relating to the Glacier Skywalk. Management projects that the Glacier Skywalk will generate approximately $4.5 million to $5 million in revenue and an operating income margin of more than 50 percent in 2014.
In connection with the expiration of the Company’s concession contract at Glacier National Park, Viad received cash payments in January 2014 totaling $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property during the term of the concession contract. The Company anticipates a cash payment of approximately $5 million for the personal property Glacier Park used at the facilities covered by the concession contract.
2012 - Cash used in investing activities primarily consisted of $27.7 million used for capital expenditures related to the purchase of rental inventory, equipment and computer hardware and leasehold improvements at the Marketing & Events U.S. segment as well as Glacier Skywalk construction costs and building and other improvements at the Travel & Recreation Group, and $23.5 million used for the acquisition of the Banff International Hotel and related assets, net of cash acquired.
During 2012, the Company began construction on the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley in close proximity to the Company’s Columbia Icefield attraction in Jasper National Park, Alberta, Canada. In 2012, the Travel & Recreation Group incurred $8.9 million in capital expenditures relating to the Glacier Skywalk, with an accrued capital expenditure amount of $2.6 million as of December 31, 2012.
2011 - Cash used in investing activities primarily consisted of $41.1 million used for the acquisitions of Grouse Mountain Lodge, St. Mary Lodge, and Denali Backcountry Lodge and Denali Cabins, net of cash acquired and $21.5 million used for capital expenditures related to the purchase of rental inventory, equipment and computer hardware primarily at the Marketing & Events U.S. segment as well as building and other improvements at the Travel & Recreation Group.
Financing Activities

(in thousands)	2013	2012	2011
Payments on debt and capital lease obligations	$(11,362)	$(2,685)	$(7,375)
Proceeds from borrowings	20,000	—	—
Dividends paid on common stock	(58,914)	(4,454)	(3,241)
Common stock purchased for treasury	(1,328)	(1,656)	(5,230)
Debt issuance costs	—	—	(1,001)
Other	1,199	541	350
Net cash used in financing activities	$(50,405)	$(8,254)	$(16,497)
2013 - Cash used in financing activities primarily consisted of $58.9 million used for payments of dividends on common stock, partially offset by a net debt borrowing of $8.6 million. On January 24, 2014 and October 25, 2013, Viad announced that its Board of Directors declared special cash dividends of $1.50 and $2.50 per share, respectively, to shareholders of record at the close of business on February 7, 2014 and November 7, 2013, respectively.
2012 - Cash used in financing activities primarily consisted of $4.5 million used for payments of dividends on common stock and $2.7 million used for payments on debt and capital lease obligations. In August 2012, Viad’s Board of Directors approved a 150 percent increase in the quarterly dividend from $0.04 per share to $0.10 per share.
2011 - Cash used in financing activities primarily consisted of $7.4 million used for payments on debt and capital lease obligations, $5.2 million used to purchase common stock for treasury and $3.2 million used for payments of dividends on common stock.
Debt
Viad’s total debt as of December 31, 2013 and 2012 was $11.7 million and $2.2 million, respectively. The debt-to-capital ratio was 0.032 to 1 and 0.006 to 1 as of December 31, 2013 and 2012, respectively. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of December 31, 2013, Viad’s total debt of $11.7 million consisted of $10.0 million of revolver borrowing on the Credit Facility and $1.7 million of capital lease obligations. As of December 31, 2013, Viad had $118.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million and the outstanding balance under the Credit Facility of $10.0 million.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2013, Viad was in compliance with all covenants.
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
Effective November 14, 2013, the Credit Facility was amended to remove the liquidity covenant that required Viad to maintain at all times not less than $50 million of unrestricted cash and cash equivalent investments, as that term is defined in the Credit Facility. With the amendment, the Credit Facility no longer requires any minimum amount of unrestricted cash and cash equivalent investments.
Guarantees
As of December 31, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2013 would be $13.7 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Share Repurchases
Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock on the open market from time to time at prevailing market prices. No shares were repurchased on the open market during 2013. During 2012, Viad repurchased 23,183 shares for $526,000. As of December 31, 2013, 1,030,438 shares remain available for repurchase. Additionally, during 2013 and 2012, the Company repurchased 50,156 shares for $1.3 million and 56,885 shares for $1.1 million, respectively, related to tax withholding requirements on share-based awards.
Contractual Obligations
The following table presents Viad’s contractual obligations as of December 31, 2013:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$19,808	$23,810	$13,967	$8,137	$65,722
Pension and postretirement benefits(1)	3,645	7,507	7,626	19,317	38,095
Purchase obligations(2)	18,828	10,227	2,567	22	31,644
Capital lease obligations	984	795	34	—	1,813
Estimated interest payments	76	67	2	—	145
Total contractual cash obligations(3)	$43,341	$42,406	$24,196	$27,476	$137,419
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
(3) Aggregate self-insurance liabilities of $29.9 million are excluded from the table above as the timing and amounts of future cash outflows are uncertain. See Note 8 of Notes to Consolidated Financial Statements.
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2013 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of December 31, 2013, there was a remaining environmental remediation liability of $5.0 million related to previously sold operations of which $353,000 is included in the consolidated balance sheets under the caption “Other current liabilities” and $4.7 million under the caption “Other deferred items and liabilities.”
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2013, 2012 and 2011 totaled $20.3 million, $20.7 million and $19.6 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Off-Balance Sheet Arrangements:
Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements and related notes. See Notes 9, 18 and 19 of Notes to Consolidated Financial Statements.
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
For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level, which represents all domestic operations of GES. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested based on the segment’s geographical operations. For the Marketing & Events International segment the reporting units are GES United Kingdom and GES Canada. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes.

As of December 31, 2013, Viad had total goodwill of $129.5 million consisting of $85.3 million related to the Marketing & Events Group and $44.2 million related to the Travel & Recreation Group. The following table summarizes goodwill balances by reporting unit and segment as of December 31:

(in thousands)	2013	2012
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	14,049	13,894
GES Canada	8,562	9,160
Total Marketing & Events Group	85,297	85,740
Travel & Recreation Group:
Brewster	41,062	44,435
Alaska Denali Travel	3,184	3,184
Glacier Park	—	4,461
Total Travel & Recreation Group	44,246	52,080
Total Goodwill	$129,543	$137,820
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
As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of December 31, 2013, Viad had aggregate goodwill of $129.5 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed in October 2013, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test was 139 percent, 58 percent and 59 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom and Canada, respectively. For the Brewster and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 54 percent and 15 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges. See “Results of Operations” above and Note 7 of Notes to Consolidated Financial Statements for a discussion of the goodwill impairment loss recorded during 2013 related to Glacier Park.
Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2013 and 2012, Viad had gross deferred tax assets of $77.0 million and $82.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As a result, the Company recorded a valuation allowance of $13.4 million related to all of its foreign tax credit carryforwards. During 2013, the Company generated additional foreign tax credit carryforwards of $1.9 million for which an additional valuation allowance was recorded. However, the Company also determined, due to the taxable income associated with the Glacier Park possessory interest the Company received in the first quarter of 2014, it was more-likely-than-not that a portion of its previously existing foreign tax credit carryforwards would be utilized. Therefore, during the fourth quarter of 2013, the Company reversed $4.1 million of its valuation allowance related to those tax credits. Accordingly, the Company recorded a net decrease to income tax expense of $2.2 million and a decrease of $300,000 to deferred tax assets for a total decrease to income tax expense of $2.5 million related to changes in the valuation allowance associated with its foreign tax credit carryforwards. As of December 31, 2013 and 2012, Viad had federal, state and foreign net operating loss carryforwards of $96.0 million and $82.0 million, respectively, for which the Company had deferred tax assets of $4.8 million and $1.8 million, respectively. The state and foreign net operating loss carryforwards expire on various dates from 2014 through 2033. During 2013, the Company increased its valuation allowance related to state and foreign net operating loss carryforwards by $329,000. As of December 31, 2013 and 2012, Viad had a valuation allowance of $1.5 million and $1.2 million, respectively, related to those state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.
As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. If such a change in the valuation allowance were to occur, it would result in a material increase or decrease to income tax expense in the period the assessment was made.
Insurance liabilities — Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.0 million as of December 31, 2013. Of this total, $12.5 million related to workers’ compensation liabilities and the remaining $7.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $5.0 million as of December 31, 2013, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $6.6 million, $5.6 million and $7.6 million in 2013, 2012 and 2011, respectively.
In addition, as of December 31, 2013, Viad has recorded insurance liabilities of $5.0 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $1.7 million related to workers’ compensation liabilities and the remaining $3.3 million related to general liability claims. The Company has presented these amounts as other deferred items and liabilities with a corresponding receivable in other investments and assets.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.4 million to its funded pension plans and $942,000 to its unfunded pension plans in 2014.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $950,000 to the plans in 2014.
The assumed health care cost trend rate used in measuring the December 31, 2013 accumulated postretirement benefit obligation was 8.0 percent, declining one-half percent each year to the ultimate rate of 5.0 percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2012 accumulated postretirement benefit obligation was 8.5 percent, declining one-half percent each year to the ultimate rate of 5.0 percent by the year 2019 and remaining at that level thereafter.
A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2013 by approximately $1.5 million and the total of service and interest cost components by approximately $113,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2013 by approximately $1.3 million and the total of service and interest cost components by approximately $90,000.
The weighted-average assumptions used to determine the pension and postretirement benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Discount rate	4.89%	4.11%	4.60%	3.80%	4.65%	3.85%	4.67%	4.06%
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Discount rate	4.09%	4.93%	3.80%	4.75%	3.85%	4.70%	4.03%	4.65%
Expected return on plan assets	3.90%	4.20%	N/A	N/A	0.00%	4.65%	5.44%	5.45%
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
Share-based compensation expense recognized in the consolidated financial statements in 2013, 2012 and 2011 was $5.2 million, $7.2 million and $4.4 million, respectively. Furthermore, the total tax benefits related to such costs were $1.9 million, $2.6 million and $1.6 million in 2013, 2012 and 2011, respectively. No share-based compensation costs were capitalized during 2013, 2012 or 2011.
The fair value of restricted stock and performance-based restricted stock awards are based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility, the expected period of time the stock option will remain outstanding, the expected dividend yield on Viad’s common stock and the risk-free interest rate. While the Company has not granted stock options since 2010, changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s future results of operations. See Note 2 of Notes to Consolidated Financial Statements.
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
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $30.8 million and $42.2 million as of December 31, 2013 and 2012, respectively. During 2013 and 2012, an unrealized foreign currency translation loss of $11.3 million and a gain of $7.5 million, respectively, were recorded in other comprehensive income.
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
The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s significant international operations:

	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)
	2013	2012		2012	2011
Canadian Operations:
Marketing & Events Group	$0.99	$1.04	$(65)	$1.04	$1.00	$19
Travel & Recreation Group	$0.96	$1.00	$(790)	$1.00	$1.03	$(726)
United Kingdom Operations:
Marketing & Events Group	$1.57	$1.60	$(138)	$1.60	$1.61	$(72)
German Operations:
Marketing & Events Group	$1.33	$1.27	$(37)	$1.27	$1.43	$(107)
As the Canadian operations generated aggregate operating income in 2013, Viad’s segment operating income has been unfavorably impacted by $855,000 from the strengthening of the Canadian dollar relative to the U.S. dollar. A hypothetical change of 10 percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $2.0 million. As the United Kingdom operations generated aggregate operating income in 2013, Viad’s segment operating income has been unfavorably impacted by $138,000 from the strengthening of the British pound relative to the U.S. dollar. A hypothetical change of 10 percent in the British pound exchange rate would have resulted in a change to operating income of approximately $828,000. As the German operations generated aggregate operating income in 2013, Viad’s segment operating income has been unfavorably impacted by $37,000 from the strengthening of the Euro relative to the U.S. dollar. A hypothetical change of 10 percent in the Euro would have resulted in a change to operating income of approximately $126,000.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2013 and 2012, Viad did not have any significant foreign currency forward contracts outstanding.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.
Viad’s subsidiaries have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2013 or 2012.
Item 8. Financial Statements and Supplementary Data.
Refer to Index to Financial Statements for required information.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2013, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 22, 2014, under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Information on Stock Ownership,” and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Other - Executive Officers of Registrant” of this Annual Report.
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
Item 11. Executive Compensation.
Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 22, 2014, under the captions “Compensation Discussion and Analysis,” “Board of Directors and Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 22, 2014, under the captions “Executive Compensation” and “Information on Stock Ownership,” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding director independence, and certain relationships and related transactions, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 22, 2014, under the caption “Board of Directors and Corporate Governance,” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 22, 2014, under the caption “Ratification of the Appointment of Deloitte & Touche LLP as Viad’s Independent Public Accountants for 2014” and is incorporated herein by reference.
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
Schedule II – Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 7, 2014.

VIAD CORP

By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 7, 2014	By:	/s/ Paul B. Dykstra
Paul B. Dykstra
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer

Date:	March 7, 2014	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	March 7, 2014	By:	/s/ G. Michael Latta
G. Michael Latta
Chief Accounting Officer—Controller

Directors

Andrew B. Benett
Daniel Boggan Jr.
Isabella Cunningham
Richard H. Dozer
Edward E. Mace
Robert E. Munzenrider
Margaret E. Pederson
Albert M. Teplin

Date:	March 7, 2014	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Attorney-in-Fact

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Viad Corp (“Viad” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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
Management performed an assessment of the effectiveness of Viad’s internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether Viad’s internal control over financial reporting was effective as of December 31, 2013.
Based on its assessment, management concluded that, as of December 31, 2013, Viad’s internal control over financial reporting is effective based on those criteria.
Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on the following page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Viad Corp
Phoenix, Arizona
We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Phoenix, Arizona
March 7, 2014

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2013	2012
Assets
Current assets
Cash and cash equivalents	$45,821	$114,171
Accounts receivable, net of allowance for doubtful accounts of $877 and $1,150, respectively	61,197	62,756
Inventories	27,993	35,656
Deferred income taxes	20,577	26,301
Other current assets	17,142	15,534
Total current assets	172,730	254,418
Property and equipment, net	190,330	197,298
Other investments and assets	35,026	32,416
Deferred income taxes	29,823	26,104
Goodwill	129,543	137,820
Other intangible assets, net	4,480	2,521
Total Assets	$561,932	$650,577
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,941	$57,995
Other current liabilities	73,489	107,684
Current portion of long-term debt and capital lease obligations	10,903	1,347
Total current liabilities	125,333	167,026
Long-term capital lease obligations	765	879
Pension and postretirement benefits	30,672	37,812
Other deferred items and liabilities	48,619	47,828
Total liabilities	205,389	253,545
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	590,862	593,862
Retained deficit	(50,393)	(13,034)
Unearned employee benefits and other	(21)	(1,301)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	429	275
Cumulative foreign currency translation adjustments	30,847	42,158
Unrecognized net actuarial loss and prior service credit, net	(11,259)	(14,968)
Common stock in treasury, at cost, 4,618,433 and 4,694,468 shares, respectively	(250,426)	(256,333)
Total Viad Corp stockholders’ equity	347,441	388,061
Noncontrolling interest	9,102	8,971
Total stockholders’ equity	356,543	397,032
Total Liabilities and Stockholders’ Equity	$561,932	$650,577
See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenues:
Exhibition and event services	$685,350	$726,429	$670,054
Exhibits and environments	159,554	175,611	170,496
Travel and recreation services	127,888	123,191	101,814
Total revenues	972,792	1,025,231	942,364
Costs and expenses:
Costs of services	773,931	818,837	752,679
Costs of products sold	157,745	164,532	164,309
Gain on sale of facility and related land	(4,775)	—	—
Corporate activities	6,755	9,408	7,682
Interest income	(550)	(593)	(779)
Interest expense	1,234	1,303	1,511
Restructuring charges	3,891	4,942	3,782
Goodwill impairment charge	4,461	—	—
Other impairment charges	952	—	—
Total costs and expenses	943,644	998,429	929,184
Income from continuing operations before income taxes	29,148	26,802	13,180
Income tax expense	8,590	20,843	3,888
Income from continuing operations	20,558	5,959	9,292
Income from discontinued operations	1,128	624	451
Net income	21,686	6,583	9,743
Net income attributable to noncontrolling interest	(131)	(686)	(533)
Net income attributable to Viad	$21,555	$5,897	$9,210
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$1.01	$0.26	$0.43
Discontinued operations attributable to Viad common stockholders	0.05	0.03	0.02
Net income attributable to Viad common stockholders	$1.06	$0.29	$0.45
Weighted-average outstanding and potentially dilutive common shares	20,265	20,005	20,055
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$1.01	$0.26	$0.43
Discontinued operations attributable to Viad common stockholders	0.05	0.03	0.02
Net income attributable to Viad common stockholders	$1.06	$0.29	$0.45
Weighted-average outstanding common shares	19,850	19,701	19,719
Dividends declared per common share	$2.90	$0.28	$0.16
Amounts attributable to Viad common stockholders
Income from continuing operations	$20,427	$5,273	$8,759
Income from discontinued operations	1,128	624	451
Net income	$21,555	$5,897	$9,210
See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income	$21,686	$6,583	$9,743
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax expense (benefit) of $96, $33 and $(36)	154	53	(60)
Unrealized foreign currency translation adjustments, net of tax	(11,311)	7,510	(4,331)
Amortization of net actuarial gain (loss), net of tax expense (benefit) of $2,380, $(574) and $(709)	4,244	(1,311)	(1,777)
Amortization of prior service credit, net of tax expense (benefit) of $(327), $(433) and $(487)	(535)	(680)	(790)
Comprehensive income	14,238	12,155	2,785
Comprehensive income attributable to noncontrolling interest	(131)	(686)	(533)
Comprehensive income attributable to Viad	$14,107	$11,469	$2,252
See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Capital	Retained Deficit	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Viad Equity	Non- Controlling Interest	Total Stockholders’ Equity
Balance, January 1, 2011	$37,402	$606,902	$(19,229)	$(4,433)	$28,851	$(270,534)	$378,959	$7,752	$386,711
Net income	—	—	9,210	—	—	—	9,210	533	9,743
Dividends on common stock	—	—	(3,241)	—	—	—	(3,241)	—	(3,241)
Common stock purchased for treasury	—	—	—	—	—	(5,230)	(5,230)	—	(5,230)
Employee benefit plans	—	(11,086)	—	—	—	11,381	295	—	295
ESOP allocation adjustment	—	—	—	1,490	—	—	1,490	—	1,490
Share-based compensation—equity awards	—	3,688	—	—	—	—	3,688	—	3,688
Tax deficiencies from share-based compensation	—	(325)	—	—	—	—	(325)	—	(325)
Unrealized foreign currency translation adjustment	—	—	—	—	(4,331)	—	(4,331)	—	(4,331)
Unrealized loss on investments	—	—	—	—	(60)	—	(60)	—	(60)
Amortization of prior service credit	—	—	—	—	(790)	—	(790)	—	(790)
Amortization of net actuarial loss	—	—	—	—	(1,777)	—	(1,777)	—	(1,777)
Other, net	—	9	4	(8)	—	1	6	—	6
Balance, December 31, 2011	37,402	599,188	(13,256)	(2,951)	21,893	(264,382)	377,894	8,285	386,179
Net income	—	—	5,897	—	—	—	5,897	686	6,583
Dividends on common stock	—	—	(5,674)	—	—	—	(5,674)	—	(5,674)
Common stock purchased for treasury	—	—	—	—	—	(1,656)	(1,656)	—	(1,656)
Employee benefit plans	—	(9,456)	—	—	—	9,704	248	—	248
ESOP allocation adjustment	—	—	—	1,647	—	—	1,647	—	1,647
Share-based compensation—equity awards	—	4,036	—	—	—	—	4,036	—	4,036
Tax benefits from share-based compensation	—	96	—	—	—	—	96	—	96
Unrealized foreign currency translation adjustment	—	—	—	—	7,510	—	7,510	—	7,510
Unrealized gain on investments	—	—	—	—	53	—	53	—	53
Amortization of net actuarial loss	—	—	—	—	(1,311)	—	(1,311)	—	(1,311)
Amortization of prior service credit	—	—	—	—	(680)	—	(680)	—	(680)
Other, net	—	(2)	(1)	3	—	1	1	—	1
Balance, December 31, 2012	37,402	593,862	(13,034)	(1,301)	27,465	(256,333)	388,061	8,971	397,032
Net income	—	—	21,555	—	—	—	21,555	131	21,686
Dividends on common stock	—	—	(58,914)	—	—	—	(58,914)	—	(58,914)
Common stock purchased for treasury	—	—	—	—	—	(1,328)	(1,328)	—	(1,328)
Employee benefit plans	—	(6,456)	—	—	—	7,234	778	—	778
ESOP allocation adjustment	—	—	—	1,280	—	—	1,280	—	1,280
Share-based compensation—equity awards	—	3,053	—	—	—	—	3,053	—	3,053
Tax benefits from share-based compensation	—	404	—	—	—	—	404	—	404
Unrealized foreign currency translation adjustment	—	—	—	—	(11,311)	—	(11,311)	—	(11,311)
Unrealized gain on investments	—	—	—	—	154	—	154	—	154
Amortization of net actuarial loss	—	—	—	—	4,244	—	4,244	—	4,244
Amortization of prior service credit	—	—	—	—	(535)	—	(535)	—	(535)
Other, net	—	(1)	—		—	1	—	—	—
Balance, December 31, 2013	$37,402	$590,862	$(50,393)	$(21)	$20,017	$(250,426)	$347,441	$9,102	$356,543
See Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$21,686	$6,583	$9,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,615	30,731	29,126
Deferred income taxes	1,404	11,274	(924)
Income from discontinued operations	(1,128)	(624)	(451)
Restructuring charges	3,891	4,942	3,782
Impairment charges	5,413	—	—
Gain on sale of facility and related land	(4,775)	—	—
Gains on dispositions of property and other assets	(265)	(206)	(42)
Share-based compensation expense	5,221	7,232	4,413
Excess tax benefit from share-based compensation arrangements	(422)	(293)	(54)
Other non-cash items, net	4,870	10,157	4,659
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	1,246	142	(18,092)
Inventories	7,663	195	3,729
Accounts payable	(15,436)	4,310	4,372
Restructuring liabilities	(4,841)	(4,694)	(3,888)
Accrued compensation	(11,707)	1,631	4,563
Customer deposits	(20,965)	926	4,950
Income taxes payable	218	467	(2,694)
Other assets and liabilities, net	(14,633)	(3,587)	(8,456)
Net cash provided by operating activities	6,055	69,186	34,736
Cash flows from investing activities
Capital expenditures	(36,119)	(27,675)	(21,538)
Acquisition of businesses, net of cash acquired	(647)	(23,546)	(41,105)
Proceeds from sale of facility and related land	12,696	—	—
Proceeds from sale of land—discontinued operations	1,645	1,041	—
Proceeds from dispositions of property and other assets	464	322	440
Proceeds from sale of short-term investments	—	384	—
Net cash used in investing activities	(21,961)	(49,474)	(62,203)
Cash flows from financing activities
Payments on debt and capital lease obligations	(11,362)	(2,685)	(7,375)
Proceeds from borrowings	20,000	—	—
Dividends paid on common stock	(58,914)	(4,454)	(3,241)
Common stock purchased for treasury	(1,328)	(1,656)	(5,230)
Debt issuance costs	—	—	(1,001)
Excess tax benefit from share-based compensation arrangements	422	293	54
Proceeds from exercise of stock options	777	248	296
Net cash used in financing activities	(50,405)	(8,254)	(16,497)
Effect of exchange rate changes on cash and cash equivalents	(2,039)	2,337	(1,501)
Net change in cash and cash equivalents	(68,350)	13,795	(45,465)
Cash and cash equivalents, beginning of year	114,171	100,376	145,841
Cash and cash equivalents, end of year	$45,821	$114,171	$100,376
Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,498	$8,386	$10,213
Cash paid for interest	$1,006	$1,103	$1,088
Property and equipment acquired under capital leases	$832	$1,011	$1,327
Property and equipment purchases in accounts payable and accrued liabilities	$3,204	$4,822	$2,585
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
Travel & Recreation Group
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. During 2013, Glacier Park, an 80 percent owned subsidiary of Viad, operated five lodges, three motor inns and one four-season resort hotel and provided food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lake National Park in Alberta, Canada. As discussed in Note 7 below, Glacier Park’s concession portion of its business with the U.S. National Park Service (the “Park Service”) for Glacier National Park expired on December 31, 2013. Thereafter, the ongoing operations of Glacier Park will include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Motel Lake McDonald, an in-holding within Glacier National Park and the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada. Alaska Denali Travel operates Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Significant Accounting Policies
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to:

•	Fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill;

•	Allowances for uncollectible accounts receivable;

•	Provisions for income taxes, including uncertain tax positions;

•	Valuation allowances related to deferred tax assets;

•	Liabilities for losses related to self-insured liability claims;

•	Liabilities for losses related to environmental remediation obligations;

•	Sublease income associated with restructuring liabilities;

•	Assumptions used to measure pension and postretirement benefit costs and obligations;

•	Assumptions used to determine share-based compensation costs under the fair value method and

•	Allocation of purchase price of acquired businesses.
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
Revenue Recognition. Viad recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. GES derives revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction and refurbishment of exhibit booths and holiday themed environments. Service revenue is recognized at the time services are performed. Exhibits and environments revenue is accounted for using the completed-contract method as contracts are typically completed within 3 months of contract signing. The Travel & Recreation Group generates revenues through its attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.
Share-Based Compensation. Viad recognizes and measures compensation costs related to all share-based payment awards using the fair value method of accounting. These awards generally include restricted stock, performance-based restricted stock (“PBRS”), stock options and liability-based awards (including performance units, restricted stock units and performance-based restricted stock units). These awards contain forfeiture and non-compete provisions.
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
Liability-based awards (including restricted stock units and PBRS units awarded to key employees at certain of the Company’s Canadian operations) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price until the time of settlement. To the extent earned, liability-based awards are settled in cash based on Viad’s stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.
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
Impact of Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income, which is codified in Accounting Standards Codification (“ASC”) Topic 220. The new guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present significant amounts reclassified out of other comprehensive income by the respective line items of net income in certain circumstances, or otherwise cross-reference amounts to other disclosures. The adoption of this new guidance did not have an impact on Viad’s financial condition or results of operations. See Note 14 for required disclosures.
In July 2013, the FASB issued new guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, which is codified in ASC Topic 740. This new guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December

15, 2013. Retrospective application is permitted. Management does not believe that this guidance will have an impact on Viad’s financial condition or results of operations.
In January 2014, the FASB issued new guidance, which is codified in ASC Topic 853, related to the accounting for service concession arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure. The new guidance specifies that an entity should not account for a service concession arrangement that is within its scope as a lease. Furthermore, the guidance also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The guidance is effective for annual periods and interim periods beginning after December 15, 2014. Viad has not yet determined if the adoption of this new guidance will have a material impact on its financial condition or results of operations.
Note 2. Share-Based Compensation
Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1.7 million shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) (the “1997 Plan”) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1.5 million shares. As of December 31, 2013, there were 983,971 total shares available for future grant.
The following table summarizes share-based compensation expense:

(in thousands)	2013	2012	2011
Restricted stock/PBRS	$3,073	$3,267	$3,042
Performance unit incentive plan (“PUP”)	1,864	2,922	714
Restricted stock units/PBRS units	177	450	120
Stock options	107	593	537
Total share-based compensation before income tax benefit	5,221	7,232	4,413
Income tax benefit	(1,936)	(2,574)	(1,594)
Total share-based compensation, net of income tax benefit	$3,285	$4,658	$2,819
In addition, $676,000, $253,000 and $124,000 of costs associated with share-based compensation were included in restructuring expense in 2013, 2012 and 2011, respectively. Of the 2013 amount, $154,000 and $329,000 related to the restricted stock units and PUP awards presented below, respectively. Similarly, of the 2012 amount, $94,000 related to PUP awards. No share-based compensation costs were capitalized during 2013, 2012 or 2011.
On October 25, 2013, Viad announced that its Board of Directors declared a special cash dividend of $2.50 per share, or $50.8 million in the aggregate, which was paid on November 14, 2013. In accordance with the mandatory provisions of the 2007 Plan and the 1997 Plan, the Human Resources Committee of Viad’s Board of Directors approved equitable adjustments to outstanding long-term incentive awards of stock options and PUP awards issued pursuant to those plans in order to prevent the special dividends from diluting the rights of participants under those plans. The equitable adjustments to the outstanding stock options reduced the exercise price and increased the number of shares of common stock underlying such options. The equitable adjustment to the PUP awards reflects the effect of the special dividends, but would be paid only if certain performance goals are met at the end of the 3-year performance period.

Restricted Stock and PBRS. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2011	478,499	$21.51	18,830	$33.02
Granted	191,850	22.70	—	—
Vested	(91,212)	31.31	(18,414)	33.42
Forfeited	(7,115)	20.81	—	—
Balance, December 31, 2011	572,022	20.36	416	15.36
Granted	168,050	20.46	—	—
Vested	(219,571)	18.26	(416)	15.36
Forfeited	(4,150)	24.80	—	—
Balance, December 31, 2012	516,351	21.25	—	—
Granted	101,300	27.27	—	—
Vested	(166,320)	20.83	—	—
Forfeited	(20,432)	22.13	—	—
Balance, December 31, 2013	430,899	22.78	—	—
The grant date fair value of restricted stock which vested during 2013, 2012 and 2011 was $3.5 million, $4.0 million and $2.9 million, respectively. The grant date fair value of PBRS which vested during 2012 and 2011 was $6,000 and $615,000, respectively. No PBRS vested during 2013. As of December 31, 2013, the unamortized cost of all outstanding stock awards was $3.2 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.7 years. During 2013, 2012 and 2011, the Company repurchased 50,156 shares for $1.3 million, 56,885 shares for $1.1 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on vested share-based awards.
Liability-Based Awards. The following table summarizes the liability-based award activity:

	PUP Awards		Restricted Stock Units		PBRS Units
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2011	102,960	$33.81	26,050	$17.18	3,914	$15.36
Granted	95,500	23.02	12,550	23.01	—	—
Vested	—	—	—	—	(1,958)	15.36
Forfeited	(102,960)	33.81	—	—	—	—
Balance, December 31, 2011	95,500	23.02	38,600	19.07	1,956	15.36
Granted	115,100	20.60	15,850	20.57	—	—
Vested	—	—	(13,100)	15.36	(1,956)	15.36
Forfeited	—	—	(850)	20.89	—	—
Balance, December 31, 2012	210,600	21.70	40,500	20.82	—	—
Granted	93,100	27.35	8,600	27.35	—	—
Vested	—	—	(11,300)	19.10	—	—
Forfeited	(3,932)	21.15	(9,240)	22.55	—	—
Balance, December 31, 2013	299,768	23.46	28,560	22.91	—	—
As of December 31, 2013 and 2012, Viad had liabilities recorded of $5.9 million and $3.7 million, respectively, related to PUP awards. There were no cash settlements of PUP awards during 2013 or 2012. As of December 31, 2013 and 2012, Viad had aggregate liabilities recorded of $664,000 and $633,000, respectively, related to restricted stock unit liability awards. In February 2013 and 2012, portions of the 2009 and 2010 restricted stock unit awards vested and cash payouts of $300,000 and $257,000 were distributed, respectively. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and cash payouts of $35,000 and $52,000 were distributed in January 2012 and 2011, respectively.

Stock Options. The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at January 1, 2011	763,794	$23.38	451,194
Exercised	(14,616)	20.14
Forfeited or expired	(164,977)	23.88
Options outstanding at December 31, 2011	584,201	23.32	396,688
Exercised	(12,099)	19.41
Forfeited or expired	(208,206)	25.81
Options outstanding at December 31, 2012	363,896	22.03	276,009
Exercised	(59,543)	19.42
Forfeited or expired(1)	(15,853)	40.45
Award modification	25,823	N/A
Options outstanding at December 31, 2013	314,323	19.79	314,323
(1) This includes the reversal of previously canceled stock options.
As of December 31, 2013, there were no unrecognized costs related to non-vested stock option awards. No stock options were granted in 2013, 2012 or 2011. As previously discussed above, the equitable adjustments to the outstanding stock options resulting from the special cash dividend paid on November 14, 2013 reduced the exercise price and increased the number of shares of common stock underlying such options.
The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price		Weighted- Average Exercise Price
Range of Exercise Prices:	Shares			Shares
$17.62	262,788	5.7	$17.62	262,788	$17.62
$22.85	10,895	1.9	22.85	10,895	22.85
$31.03	22,118	1.2	31.03	22,118	31.03
$35.28	18,522	0.1	35.28	18,522	35.28
$17.62 to $35.28	314,323	5.1	19.79	314,323	19.79
Additional information pertaining to stock options is provided in the table below:

(in thousands)	2013	2012	2011
Total intrinsic value of stock options outstanding	$2,723	$2,329	$—
Total intrinsic value of stock options exercised	$1,611	$296	$325
Fair value of stock options vested	$532	$539	$682
Cash received from the exercise of stock options	$777	$248	$296
Tax benefits (deficiencies) realized for tax deductions related to stock option exercises and performance-based awards	$404	$96	$(325)
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
In September 2011, Viad acquired the Denali Backcountry Lodge and Denali Cabins for $15.3 million in cash. Denali Backcountry Lodge is a 42-guest room lodge located within Denali National Park and Preserve in Alaska and Denali Cabins consist of 46 guest cabins near the entrance to Denali National Park and Preserve. These properties are operated by Alaska Denali Travel within the Travel & Recreation Group. The Company recorded $3.2 million of goodwill in connection with the transaction. The amount assigned to other intangible assets of $626,000 relates to customer relationships.
In June 2011, Viad acquired St. Mary Lodge (“St. Mary”) for $15.3 million in cash. St. Mary is a 115-guest room hotel located outside of Glacier National Park’s east entrance and is operated by Glacier Park within the Travel & Recreation Group. The Company recorded $3.1 million of goodwill in connection with the transaction. The amount assigned to other intangible assets of $60,000 relates to a non-amortized business license.
In January 2011, Viad acquired Grouse Mountain Lodge for $10.5 million in cash. Grouse Mountain Lodge is located in Whitefish, Montana and is operated by Glacier Park within the Travel & Recreation Group. The Company recorded $1.3 million of goodwill in connection with the transaction. The amount assigned to other intangible assets of $400,000 relates to a non-amortized business license.

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
The primary factor that contributed to the recognition of goodwill for the 2011 acquisitions relates to future growth opportunities. The acquired goodwill is included in the Travel & Recreation Group and is deductible for tax purposes over a period of 15 years. The transaction costs related to the acquisitions were insignificant. The results of operations of the acquisitions have been included in Viad’s consolidated financial statements from the date of each acquisition. See Note 7 for a discussion of impairment charges on goodwill.
The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming that the acquisitions above had each been completed at the beginning of each year:

(in thousands, except per share data)	2013	2012	2011
Revenue	$973,039	$1,027,107	$956,570
Depreciation and amortization	28,697	31,131	30,648
Segment operating income	45,919	41,859	28,602
Income from continuing operations	20,444	5,269	10,674
Net income attributable to Viad	21,572	5,893	11,125
Diluted net income per share	1.06	0.29	0.45
Basic net income per share	1.06	0.29	0.45
Note 4. Inventories
The components of inventories as of December 31 were as follows:

(in thousands)	2013	2012
Raw materials	$14,825	$16,422
Work in process	13,168	19,234
Inventories	$27,993	$35,656
Note 5. Property and Equipment
In August 2013, Viad sold a facility and the land upon which it was situated within the Marketing & Events Group for $12.7 million (net of selling costs). Viad recorded a gain on the sale of the facility and related land of $4.8 million.

Property and equipment as of December 31 consisted of the following:

(in thousands)	2013	2012
Land and land interests	$23,646	$26,124
Buildings and leasehold improvements	139,889	137,293
Equipment and other	294,409	310,448
Gross property and equipment	457,944	473,865
Accumulated depreciation	(267,614)	(276,567)
Property and equipment, net	$190,330	$197,298
Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $13.9 million and $14.2 million as of December 31, 2013 and 2012, respectively.
Included in the “Land and land interests” caption above are certain leasehold interests in land within the Travel & Recreation Group for which the Company is considered to have perpetual use rights. The carrying amount of these leasehold interests was $10.0 million and $10.6 million at December 31, 2013 and 2012, respectively. These land interests are not subject to amortization.
Depreciation expense was $27.4 million, $30.0 million and $28.4 million for 2013, 2012 and 2011, respectively. During 2013, Viad recorded impairment charges of $952,000 at the Marketing & Events Group related to the write off of a touring exhibition asset and amounts capitalized for internally developed software that is not anticipated to be put into use. These impairment losses are included in the consolidated statements of operations under the caption “Other impairment charges.”
Note 6. Other Investments and Assets
As of December 31 other investments and assets consisted of the following:

(in thousands)	2013	2012
Cash surrender value of life insurance	$19,690	$19,142
Workers’ compensation insurance security deposits	3,350	3,350
Other	11,986	9,924
Total other investments and assets	$35,026	$32,416
Note 7. Goodwill and other Intangible Assets
In August 2013, Viad was notified by the Park Service that the concession contract for Glacier National Park, commencing in 2014, was awarded to another concessionaire. As a result, management revised its outlook for future revenues and earnings from Glacier Park and performed an impairment evaluation of goodwill at the Glacier Park reporting unit. Based on this evaluation, the Company recorded a non-cash impairment charge of $4.5 million representing all goodwill at the Glacier Park reporting unit, of which $892,000 related to the noncontrolling interest. The goodwill impairment loss is included in the consolidated statements of operations under the caption “Goodwill impairment charge.”
The changes in the carrying amount of goodwill were as follows:

(in thousands)	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
Balance at January 1, 2012	$62,686	$22,198	$48,810	$133,694
Business acquisitions	—	—	1,890	1,890
Foreign currency translation adjustments	—	856	1,380	2,236
Balance at December 31, 2012	62,686	23,054	52,080	137,820
Goodwill impairment charge	—	—	(4,461)	(4,461)
Business acquisition	—	158	—	158
Foreign currency translation adjustments	—	(601)	(3,373)	(3,974)
Balance at December 31, 2013	$62,686	$22,611	$44,246	$129,543

The following table summarizes goodwill by reporting unit and segment as of December 31:

(in thousands)	2013	2012
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	14,049	13,894
GES Canada	8,562	9,160
Total Marketing & Events Group	85,297	85,740
Travel & Recreation Group:
Brewster	41,062	44,435
Alaska Denali Travel	3,184	3,184
Glacier Park	—	4,461
Total Travel & Recreation Group	44,246	52,080
Total Goodwill	$129,543	$137,820
For impairment testing purposes, the goodwill related to the Marketing & Events U.S. segment is assigned to and tested at the operating segment level. Furthermore, the goodwill related to the Marketing & Events International segment is assigned to and tested based on the segment’s geographical operations. For the Marketing & Events International segment the reporting units are GES United Kingdom and GES Canada. Brewster, Glacier Park and Alaska Denali Travel are considered reporting units for goodwill impairment testing purposes within the Travel & Recreation Group.
As a result of the Company’s most recent analysis performed in October 2013, the excess of the estimated fair values over the carrying values (expressed as a percentage of the carrying amounts) under step one of the impairment test was 139 percent, 58 percent and 59 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom and Canada, respectively. For the Brewster and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 54 percent and 15 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional impairment testing, which may result in impairment charges.
As of December 31, 2013, Viad had cumulative goodwill impairment charges of $229.7 million since the adoption of the goodwill impairment testing provisions of ASC Topic 350.
A summary of other intangible assets as of December 31, 2013 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$5,537	$(2,521)	$3,016
Other	1,280	(276)	1,004
Total amortized intangible assets	6,817	(2,797)	4,020
Unamortized intangible assets:
Business licenses	460	—	460
Total	$7,277	$(2,797)	$4,480

A summary of other intangible assets as of December 31, 2012 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$3,594	$(2,384)	$1,210
Other	959	(108)	851
Total amortized intangible assets	4,553	(2,492)	2,061
Unamortized intangible assets:
Business licenses	460	—	460
Total	$5,013	$(2,492)	$2,521
Intangible asset amortization expense for 2013, 2012 and 2011 was $1.3 million, $693,000 and $772,000, respectively. The weighted-average amortization period of customer contracts and relationships and other amortizable intangible assets is approximately 5.2 years and 1.8 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
2014	$996
2015	$795
2016	$671
2017	$553
2018	$442
Thereafter	$563
Note 8. Accrued Liabilities and Other
As of December 31 other current liabilities consisted of the following:

(in thousands)	2013	2012
Continuing operations:
Customer deposits	$29,207	$50,172
Accrued compensation	15,113	25,067
Self-insured liability accrual	7,603	8,501
Accrued restructuring	3,877	4,084
Accrued employee benefit costs	2,751	3,132
Accrued dividends	2,192	2,053
Accrued sales and use taxes	1,609	3,179
Accrued foreign income taxes	565	28
Other	9,573	9,998
Total continuing operations	72,490	106,214
Discontinued operations:
Self-insured liability accrual	469	527
Environmental remediation liabilities	353	571
Other	177	372
Total discontinued operations	999	1,470
Total other current liabilities	$73,489	$107,684

As of December 31 other deferred items and liabilities consisted of the following:

(in thousands)	2013	2012
Continuing operations:
Self-insured liability accrual	$17,316	$15,579
Accrued compensation	8,349	8,061
Foreign deferred tax liability	1,989	2,024
Accrued restructuring	1,919	3,140
Other	7,552	6,734
Total continuing operations	37,125	35,538
Discontinued operations:
Environmental remediation liabilities	4,666	4,745
Self-insured liability accrual	4,489	5,188
Accrued income taxes	1,085	1,053
Other	1,254	1,304
Total discontinued operations	11,494	12,290
Total other deferred items and liabilities	$48,619	$47,828
Note 9. Debt
Long-term debt as of December 31 was as follows:

(in thousands, except interest rates)	2013	2012
Revolving credit agreement, 2.2% (2013) weighted-average interest rate at December 31, 2013	$10,000	$—
Capital lease obligations, 6.9% (2013) and 6.4% (2012) weighted-average interest rate at December 31, due to 2017	1,668	2,226
Total debt	11,668	2,226
Current portion	(10,903)	(1,347)
Long-term capital lease obligations	$765	$879
In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of December 31, 2013, Viad’s total debt of $11.7 million consisted of a $10 million revolver borrowing on the Credit Facility and $1.7 million of capital lease obligations. As of December 31, 2013, Viad had $118.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million and the outstanding balance under the Credit Facility of $10 million.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2013, Viad was in compliance with all covenants.
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

Effective November 14, 2013, the Credit Facility was amended to remove the liquidity covenant that required Viad to maintain at all times not less than $50 million of unrestricted cash and cash equivalent investments, as that term is defined in the Credit Facility. With the amendment, the Credit Facility no longer requires any minimum amount of unrestricted cash and cash equivalent investments.
As of December 31, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2013 would be $13.7 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2013 are as follows:

(in thousands)	Revolving Credit Agreement	Capital Lease Obligations
2014	$10,000	$984
2015	—	609
2016	—	186
2017	—	32
2018	—	2
Total	$10,000	1,813
Less: Amount representing interest		(145)
Present value of minimum lease payments		$1,668
The gross amount of assets recorded under capital leases as of December 31, 2013 was $3.9 million and accumulated amortization was $2.1 million. As of December 31, 2012, the gross amount of assets recorded under capital leases and accumulated amortization was $5.9 million and $2.9 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. See Note 5.
The weighted-average interest rate on total debt was 4.2 percent, 8.5 percent and 7.8 percent for 2013, 2012 and 2011, respectively. The estimated fair value of total debt was $11.5 million and $2.1 million as of December 31, 2013 and 2012, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,023	2,023	—	—
Total assets at fair value on a recurring basis	$2,141	$2,141	$—	$—
		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$10,177	$10,177	$—	$—
Other mutual funds	1,239	1,239	—	—
Total assets at fair value on a recurring basis	$11,416	$11,416	$—	$—
As of December 31, 2013 and 2012, Viad had investments in money market mutual funds of $118,000 and $10.2 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of December 31, 2013 and 2012, Viad had investments in other mutual funds of $2.0 million and $1.2 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2013 and 2012, there were unrealized gains of $700,000 ($429,000 after-tax) and $450,000 ($275,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 9.

During 2013, Viad had certain non-financial assets that were measured at fair value on a non-recurring basis using Level 3 inputs. These assets include goodwill and certain property and equipment for which impairment losses were recorded during 2013. The fair value information related to these assets is summarized in the following table:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)	Total Gains (Losses)
Assets:
Goodwill (1)	$—	$—	$—	$—	$(4,461)
Property and equipment(1)	—	—	—	—	(952)
Total assets at fair value on a non-recurring basis	$—	$—	$—	$—	$(5,413)
(1) See Notes 5 and 7 for details of the impairment charges.
Note 11. Income Per Share
The following are the components of basic and diluted income per share:

(in thousands, except per share data)	2013	2012	2011
Net income attributable to Viad (diluted)	$21,555	$5,897	$9,210
Less: Allocation to non-vested shares	(485)	(157)	(248)
Net income allocated to Viad common stockholders (basic)	$21,070	$5,740	$8,962
Basic weighted-average outstanding common shares	19,850	19,701	19,719
Additional dilutive shares related to share-based compensation	415	304	336
Diluted weighted-average outstanding shares	20,265	20,005	20,055
Income per share:
Basic income attributable to Viad common stockholders	$1.06	$0.29	$0.45
Diluted income attributable to Viad common stockholders(1)	$1.06	$0.29	$0.45
(1) Diluted income per share amount cannot exceed basic income per share.
Options to purchase 47,000, 110,000 and 304,000 shares of common stock were outstanding during 2013, 2012 and 2011, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 415,000, 304,000 and 336,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share in 2013, 2012 and 2011, respectively.
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
In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In 2004, Viad borrowed $12.2 million under its revolving credit agreement to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, was recorded as a reduction of stockholders’ equity. In 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. As of December 31, 2013, the balance of the ESOP loan was $44,000 and is included in the consolidated balance sheets under the caption “Unearned employee benefits and other.” The liability is reduced as the ESOP makes principal payments on the borrowing, and the amount offsetting stockholders’ equity is reduced as stock is allocated to employees and benefits are charged to expense. The 401(k) Plan repays the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.

Information regarding ESOP transactions is as follows:

(in thousands)	2013	2012	2011
Amounts paid by ESOP for:
Debt repayment	$1,280	$1,647	$1,490
Interest	1	5	8
Amounts received from Viad as:
Contributions	1,202	1,604	1,435
Dividends	79	48	63
Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the loan. Viad recorded expense of $1.3 million, $1.7 million and $1.6 million in 2013, 2012 and 2011, respectively.
Unallocated shares held by the 401(k) Plan totaled 4,361 and 130,577 as of December 31, 2013 and 2012, respectively. Shares allocated during 2013 and 2012 totaled 126,216 and 162,703, respectively. In January 2014, the 4,361 shares remaining in the ESOP as of December 31, 2013 had been fully exhausted. Future matching contributions on employee deferrals will be made from shares held in treasury.
Note 13. Preferred Stock Purchase Rights
Viad has authorized five million and two million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which was outstanding on December 31, 2013.
On February 28, 2013, Viad’s shareholder rights plan (the “Rights Agreement”), as adjusted in connection with Viad’s one-for-four reverse stock split on July 1, 2004 and as amended on February 28, 2012, terminated on its own terms and the Preferred Stock Purchase Rights issued pursuant to the Rights Agreement expired.
Note 14. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Service Credit	Accumulated Other Comprehensive Income
Balance at January 1, 2013	$275	$42,158	$(14,968)	$27,465
Other comprehensive income before reclassifications	215	(11,311)	3,421	(7,675)
Amounts reclassified from AOCI, net of tax	(61)	—	288	227
Net other comprehensive income (loss)	154	(11,311)	3,709	(7,448)
Balance at December 31, 2013	$429	$30,847	$(11,259)	$20,017
The following table presents information about reclassification adjustments out of AOCI:

(in thousands)	2013	2012	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	$99	$92	Interest income
Tax effect	(38)	(35)	Income taxes
	$61	$57	Net of tax

Recognized net actuarial loss	$(1,349)	$(1,239)	See Note 16
Amortization of prior service credit	902	1,113	See Note 16
Tax effect	159	42	Income taxes
	$(288)	$(84)	Net of tax

Note 15. Income Taxes
The following represents a reconciliation of income tax expense and the amount that would be computed using the statutory federal income tax rates:

(in thousands)	2013		2012		2011
Computed income tax expense at statutory federal income tax rate of 35%	$10,201	35.0%	$9,381	35.0%	$4,613	35.0%
State income taxes, net of federal provision	345	1.2%	470	1.8%	(100)	(0.8)%
Foreign tax rate differentials	77	0.3%	(2,031)	(7.6)%	(1,679)	(12.7)%
U.S. tax on foreign earnings (net of foreign tax credits)	(1,831)	(6.3)%	(595)	(2.2)%	1,105	8.4%
Tax resolutions, net	—	—%	—	—%	(103)	(0.8)%
Change in valuation allowance	(2,184)	(7.5)%	14,220	53.1%	(55)	(0.4)%
Proceeds from life insurance	(196)	(0.7)%	(472)	(1.8)%	—	—%
Return to provision and other adjustments	1,664	5.7%	(371)	(1.4)%	(43)	(0.3)%
Other, net	514	1.8%	241	0.9%	150	1.1%
Income tax expense	$8,590	29.5%	$20,843	77.8%	$3,888	29.5%
Viad is subject to regular and recurring audits by the taxing authorities in the jurisdictions in which the Company conducts or had previously conducted operations. These include U.S. federal and most state jurisdictions, and certain foreign jurisdictions including Canada, the United Kingdom and Germany.
Viad exercises judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. As of December 31, 2013, the Company recognized an increase in the liability for uncertain tax positions for continuing operations of approximately $736,000 as there were no accrued gross liabilities associated with uncertain tax positions as of December 31, 2012. As of December 31, 2013, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $20,000. Viad classifies interest and penalties related to income tax liabilities as a component of income tax expense. The tax expense impact of the uncertain tax positions was $200,000 due to tax credit carryforwards that were available to offset the expense. The Company believes that it is reasonably possible that approximately $293,000 of its uncertain tax positions could be resolved or settled within the next twelve months, which would reduce the amount of accrued income taxes payable.
During 2011, Viad recorded tax benefits related to the favorable resolution of tax matters in continuing operations of $103,000. These tax resolutions primarily represent the reversal of amounts accrued for tax and related interest and penalties in connection with uncertain tax positions which were effectively settled or for which there was a lapse of the applicable statute of limitations.
In addition to the above, Viad had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both December 31, 2013 and 2012. In addition, as of December 31, 2013 and 2012, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $450,000 and $418,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effects, if applicable). Viad believes that it is reasonably possible that the unrecognized tax benefits related to discontinued operations will be recognized or settled during the next 12 months as the statute of limitations related to this item will lapse on December 31, 2014.

The following represents a reconciliation of the total amounts of liabilities associated with uncertain tax positions (excluding interest and penalties):

(in thousands)	Continuing Operations	Discontinued Operations	Total
Balance, January 1, 2011	$—	$636	$636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—
Balance at December 31, 2011	—	636	636
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—
Balance at December 31, 2012	—	636	636
Additions for tax positions taken in prior years	736	—	736
Reductions for tax positions taken in prior years	—	—	—
Reductions for tax settlements	—	—	—
Reductions for lapse of applicable statutes	—	—	—
Balance at December 31, 2013	$736	$636	$1,372
Viad’s 2010 through 2013 U.S. federal tax years and various state tax years from 2009 through 2013 remain subject to income tax examinations by tax authorities. Additionally, 2005, 2006, 2008 and 2009 remain subject to examination due to federal net operating loss carryback claims. In addition, tax years from 2010 through 2013 related to Viad’s foreign taxing jurisdictions also remain subject to examination.
Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2013 and 2012, the Company had liabilities associated with uncertain tax positions (including interest and penalties) of $1.8 million and $1.1 million, respectively, which were classified as non-current liabilities.

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 related to the following:

(in thousands)	2013	2012
Deferred tax assets:
Tax credit carryforwards	$26,945	$25,290
Pension, compensation and other employee benefits	23,835	31,782
Provisions for losses	13,674	15,229
Net operating loss carryforward	4,794	1,755
State income taxes	2,170	2,813
Other deferred income tax assets	5,552	5,331
Total deferred tax assets	76,970	82,200
Valuation allowance	(12,393)	(14,576)
Foreign deferred tax assets included above	(1,713)	(990)
Net deferred tax assets	62,864	66,634
Deferred tax liabilities:
Property and equipment	(7,861)	(8,801)
Deferred tax related to life insurance	(4,842)	(4,992)
Goodwill and other intangible assets	(959)	(1,306)
Unremitted foreign earnings	(398)	(978)
Other deferred income tax liabilities	(393)	(176)
Total deferred tax liabilities	(14,453)	(16,253)
Foreign deferred tax liabilities included above	1,989	2,024
United States deferred tax assets	$50,400	$52,405

Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more-likely-than-not that its deferred tax assets will be realized in the future. As of December 31, 2013 and 2012, Viad had gross deferred tax assets of $77.0 million and $82.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. Based on the Company’s assessment, it was determined during the fourth quarter of 2012 that the weight of the evidence indicated that certain deferred tax assets associated with foreign tax credit carryforwards no longer met the more-likely-than-not test regarding the realization of those assets. As a result, the Company recorded a valuation allowance of $13.4 million related to all of its foreign tax credit carryforwards. During 2013, the Company generated additional foreign tax credit carryforwards of $1.9 million for which an additional valuation allowance was recorded. However, the Company also determined, due to the taxable income associated with the Glacier Park possessory interest the Company received in the first quarter of 2014, it was more-likely-than-not that a portion of its previously existing foreign tax credit carryforwards would be utilized. Therefore, during the fourth quarter of 2013, the Company reversed $4.1 million of its valuation allowance related to those tax credits. Accordingly, the Company recorded a net decrease to income tax expense of $2.2 million and a decrease of $300,000 to deferred tax assets for a total decrease to income tax expense of $2.5 million related to changes in the valuation allowance associated with its foreign tax credit carryforwards. As of December 31, 2013 and 2012, Viad had federal, state and foreign net operating loss carryforwards of $96.0 million and $82.0 million, respectively, for which the Company had deferred tax assets of $4.8 million and $1.8 million, respectively. The state and foreign net operating loss carryforwards expire on various dates from 2014 through 2033. During 2013, the Company increased its valuation allowance related to state and foreign net operating loss carryforwards by $329,000. As of December 31, 2013 and 2012, Viad had a valuation allowance of $1.5 million and $1.2 million, respectively, related to those state and foreign deferred tax assets. With respect to all other deferred tax assets, management believes that recovery from future taxable income is more-likely-than-not.

As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent on Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. If such a change in the valuation allowance were to occur, it would result in a material increase or decrease to income tax expense in the period the assessment was made.
As of December 31, 2013, Viad had tax credit carryforwards related to alternative minimum tax of $11.3 million that may be carried forward indefinitely. Additionally, as of December 31, 2013, Viad had foreign tax credit carryforwards of $15.0 million, of which $222,000 expire in 2019, $8.3 million expire in 2020, $4.4 million expire in 2021 and $2.1 million expire in 2033. The Company has a valuation allowance of $10.9 million related to the foreign tax credit carryforwards. Viad also had general business credits of $622,000 as of December 31, 2013, which expire at various dates from 2028 to 2033.
Viad has not recorded deferred taxes on certain historical unremitted earnings of its Canadian subsidiaries as management intends to reinvest those earnings in its Canadian operations. As of December 31, 2013, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $1.0 million. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.
Income tax expense consisted of the following:

(in thousands)	2013	2012	2011
Current:
United States:
Federal	$(2,134)	$(272)	$(4,643)
State	(286)	2,189	1,292
Foreign	9,606	7,652	8,163
Total current	7,186	9,569	4,812
Deferred:
United States:
Federal	1,113	11,127	992
State	651	40	(1,560)
Foreign	(360)	107	(356)
Total deferred	1,404	11,274	(924)
Income tax expense	$8,590	$20,843	$3,888

The aggregate tax benefit realized in connection with the vesting of restricted stock and the exercise of stock options was $404,000 for 2013, which was recorded as a credit to stockholders’ equity. During 2012 and 2011, the Company recorded tax deficiencies of $96,000 and $325,000, respectively, related to the vesting of restricted stock and the exercise of stock options, which were recorded as charges to stockholders’ equity.
Eligible subsidiaries (including sold and discontinued businesses up to their respective disposition dates) are included in the consolidated federal and other applicable income tax returns of Viad.
United States and foreign income from continuing operations before income taxes was as follows:

(in thousands)	2013	2012	2011
Foreign	$25,010	$29,645	$29,407
United States	4,138	(2,843)	(16,227)
Income from continuing operations before income taxes	$29,148	$26,802	$13,180
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
The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following:

(in thousands)	2013	2012	2011
Net periodic benefit cost:
Service cost	$66	$104	$121
Interest cost	1,030	1,150	1,189
Expected return on plan assets	(400)	(406)	(563)
Recognized net actuarial loss	583	491	457
Net periodic benefit cost	1,279	1,339	1,204
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	(2,565)	1,942	1,589
Reversal of amortization item:
Net actuarial loss	(583)	(491)	(457)
Total recognized in other comprehensive income (loss)	(3,148)	1,451	1,132
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,869)	$2,790	$2,336

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

(in thousands)	2013	2012	2011
Net periodic benefit cost:
Service cost	$156	$146	$128
Interest cost	663	814	868
Expected return on plan assets	—	(74)	(135)
Amortization of prior service credit	(902)	(1,113)	(1,277)
Recognized net actuarial loss	518	547	533
Net periodic benefit cost	435	320	117
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	(1,496)	224	24
Prior service credit	(40)	—	—
Reversal of amortization item:
Net actuarial loss	(518)	(547)	(533)
Prior service credit	902	1,113	1,277
Total recognized in other comprehensive income (loss)	(1,152)	790	768
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(717)	$1,110	$885

The following table indicates the funded status of the plans as of December 31:

					Postretirement Benefit Plans
	Funded Plans		Unfunded Plans
(in thousands)	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$15,348	$13,938	$11,570	$10,883	$18,701	$18,667
Service cost	—	—	66	104	156	146
Interest cost	608	659	422	491	663	814
Actuarial adjustments	(1,530)	1,419	(856)	799	(1,631)	250
Plan amendments	—	—	—	—	(40)	—
Benefits paid	(991)	(668)	(666)	(707)	(930)	(1,176)
Benefit obligation at end of year	13,435	15,348	10,536	11,570	16,919	18,701
Change in plan assets:
Fair value of plan assets at beginning of year	10,624	9,846	—	—	1,397	2,118
Actual return on plan assets	580	683	—	—	(135)	100
Company contributions	659	763	666	707	188	355
Benefits paid	(991)	(668)	(666)	(707)	(930)	(1,176)
Fair value of plan assets at end of year	10,872	10,624	—	—	520	1,397
Funded status at end of year	$(2,563)	$(4,724)	$(10,536)	$(11,570)	$(16,399)	$(17,304)
The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement Benefit Plans
	Funded Plans		Unfunded Plans
(in thousands)	2013	2012	2013	2012	2013	2012
Other current liabilities	$—	$—	$713	$816	$928	$392
Non-current liabilities	2,563	4,724	9,823	10,754	15,471	16,912
Net amount recognized	$2,563	$4,724	$10,536	$11,570	$16,399	$17,304

Amounts recognized in accumulated other comprehensive income as of December 31, 2013 consisted of:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
Net actuarial loss	$6,972	$3,480	$4,692	$15,144
Prior service credit	—	—	(2,038)	(2,038)
Subtotal	6,972	3,480	2,654	13,106
Less tax effect	(2,644)	(1,320)	(1,006)	(4,970)
Total	$4,328	$2,160	$1,648	$8,136
Amounts recognized in accumulated other comprehensive income as of December 31, 2012 consisted of:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
Net actuarial loss	$9,052	$4,548	$6,706	$20,306
Prior service credit	—	—	(2,900)	(2,900)
Subtotal	9,052	4,548	3,806	17,406
Less tax effect	(3,433)	(1,725)	(1,443)	(6,601)
Total	$5,619	$2,823	$2,363	$10,805
The estimated net actuarial loss for the pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 is approximately $416,000. The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is approximately $405,000. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2014 is approximately $592,000.
The fair value of the domestic plans’ assets by asset class was as follows:

		Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,966	$5,966	$—	$—
U.S. equity securities	4,542	4,542	—	—
Cash	147	147	—	—
Other	217	—	217	—
Total	$10,872	$10,655	$217	$—
Postretirement benefit plans:
Fixed income securities	$407	$407	$—	$—
U.S. equity securities	109	109	—	—
Cash	4	4	—	—
Total	$520	$520	$—	$—

		Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Cash	$10,401	$10,401	$—	$—
Other	223	—	223	—
Total	$10,624	$10,401	$223	$—
Postretirement benefit plans:
Cash	$1,397	$1,397	$—	$—
The significant amount of investments held in cash in the domestic pension and postretirement plans as of December 31, 2012 was due to a change in the investment custodian during December 2012. All securities held by the previous custodian were liquidated to cash and transferred to the new custodian in December 2012. During January and February 2013, the new custodian invested the plans’ assets in a mix of equities and fixed income securities approximating the same mixes as December 31, 2011.
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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid, as well as the Medicare Part D subsidy expected to be received:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Medicare Part D Subsidy Receipts
2014	$853	$729	$1,739	$254
2015	879	716	1,702	254
2016	830	806	1,691	253
2017	865	827	1,649	251
2018	857	894	1,609	247
2019-2022	4,668	4,211	7,330	1,169
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

(in thousands)	2013	2012	2011
Net periodic benefit cost:
Service cost	$534	$491	$366
Interest cost	702	737	729
Expected return on plan assets	(698)	(622)	(665)
Recognized net actuarial loss	248	201	73
Net periodic benefit cost	786	807	503
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	(1,214)	958	1,936
Reversal of amortization of net actuarial loss	(248)	(201)	(73)
Total recognized in other comprehensive income (loss)	(1,462)	757	1,863
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(676)	$1,564	$2,366

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$15,387	$13,141	$3,032	$2,939
Service cost	534	491	—	—
Interest cost	582	607	120	130
Actuarial adjustments	(473)	1,086	44	113
Benefits paid	(3,644)	(328)	(219)	(220)
Translation adjustment	(926)	390	(66)	70
Benefit obligation at end of year	11,460	15,387	2,911	3,032
Change in plan assets:
Fair value of plan assets at beginning of year	12,997	11,028	—	—
Actual return on plan assets	1,148	860	—	—
Company contributions	1,892	1,111	219	220
Benefits paid	(3,644)	(328)	(219)	(220)
Translation adjustment	(833)	326	—	—
Fair value of plan assets at end of year	11,560	12,997	—	—
Funded status at end of year	$100	$(2,390)	$(2,911)	$(3,032)

As of December 31, 2013 and 2012, the foreign funded plans had net assets of $100,000 and net liabilities of $2.4 million, respectively. The unfunded plans had liabilities of $2.9 million and $3.0 million at December 31, 2013 and 2012, respectively. These amounts are each included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”
The net actuarial losses for the foreign funded plans as of December 31, 2013 and 2012 were $3.8 million ($2.8 million after-tax) and $5.3 million ($3.9 million after-tax), respectively. The net actuarial losses as of December 31, 2013 and 2012 for the foreign unfunded plans were $367,000 ($275,000 after-tax) and $366,000 ($271,000 after-tax), respectively.
The fair value of the foreign pension plans’ assets by asset category were as follows:

		Fair Value Measurements at December 31, 2013
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Canadian fixed income securities	$5,174	$5,174	$—	$—
International equity securities	4,781	4,386	395	—
U.S. equity securities	1,269	1,269	—	—
Other	336	336	—	—
Total	$11,560	$11,165	$395	$—

		Fair Value Measurements at December 31, 2012
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Canadian fixed income securities	$6,744	$6,744	$—	$—
International equity securities	4,871	4,494	377	—
U.S. equity securities	1,185	1,185	—	—
Other	197	197	—	—
Total	$12,997	$12,620	$377	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2014	$365	$213
2015	480	213
2016	485	212
2017	488	212
2018	512	211
2019-2022	3,226	1,051
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets. The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2013	2012	2013	2012
Projected benefit obligation	$13,435	$15,348	$10,536	$11,570
Accumulated benefit obligation	13,435	15,348	10,227	11,322
Fair value of plan assets	10,872	10,624	—	—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2013	2012	2013	2012
Projected benefit obligation	$11,460	$15,387	$2,911	$3,032
Accumulated benefit obligation	10,823	14,307	2,911	3,032
Fair value of plan assets	11,560	12,997	—	—
Contributions. In aggregate for both the domestic and foreign plans, the Company anticipates contributing $1.4 million to the funded pension plans, $942,000 to the unfunded pension plans and $950,000 to the postretirement benefit plans in 2014.
Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Discount rate	4.89%	4.11%	4.60%	3.80%	4.65%	3.85%	4.67%	4.06%
Rate of compensation increase	N/A	N/A	3.00%	4.50%	N/A	N/A	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
					Postretirement Benefit Plans
	Funded Plans		Unfunded Plans				Foreign Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Discount rate	4.09%	4.93%	3.80%	4.75%	3.85%	4.70%	4.03%	4.65%
Expected return on plan assets	3.90%	4.20%	N/A	N/A	0.00%	4.65%	5.44%	5.45%
Rate of compensation increase	N/A	N/A	4.50%	4.50%	N/A	N/A	3.00%	3.00%
The assumed health care cost trend rate used in measuring the December 31, 2013 accumulated postretirement benefit obligation was 8.0 percent, declining one-half percent each year to the ultimate rate of 5.0 percent by the year 2019 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2012 accumulated postretirement benefit obligation was 8.5 percent, declining one-half percent each year to the ultimate rate of 5.0 percent by the year 2019 and remaining at that level thereafter.
A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2013 by approximately $1.5 million and the total of service and interest cost components by approximately $113,000. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2013 by approximately $1.3 million and the total of service and interest cost components by approximately $90,000.
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
Viad’s participation in multi-employer pension plans for 2013 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 relates to the plan’s year end as of December 31, 2012 and 2011, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective- Bargaining Agreement(s)
(in thousands)	EIN	No.	2013	2012		2013	2012	2011
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$5,524	$5,694	$5,720	No	3/31/14 to 5/31/15
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	2,244	2,358	2,232	No	8/31/14
National Electrical Benefit Fund	53-0181657	1	Green	Green	No	1,631	1,814	1,691	No	5/31/14 to 6/16/14
Chicago Regional Council of Carpenters Pension Fund(2)	36-6130207	1	Yellow	Yellow	Yes	1,614	1,749	1,411	No	5/31/14
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	957	108	—	No	6/3/14
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	836	874	725	No	7/31/15
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	812	944	1,031	No	6/30/15
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1),(2)	36-1416355	1	Red	Red	Yes	430	930	386	No	6/30/14
Nevada Resort Association IATSE Local 720 Retirement Plan	51-0144767	1	Red	Red	Yes	367	516	329	No	12/31/14
Sign Pictorial & Display Industry Pension Plan	94-6278490	1	Green	Green	No	367	196	191	No	3/31/15
Carpenters Retirement Plan of Western Washington	91-6029051	1	Green	Green	No	357	357	286	No	5/31/13
New England Teamsters & Trucking Industry Pension(3)	04-6372430	1	Yellow	Red	Yes	347	334	339	No	3/31/17
Steelworkers Pension Trust	23-6648508	499	Green	Green	No	266	326	422	No	3/31/13 to 2/28/15
All other funds(4)						2,592	2,468	2,946
Total contributions to defined benefit plans						18,344	18,668	17,709
Total contributions to other plans						1,969	2,001	1,892
Total contributions to multi-employer plans						$20,313	$20,669	$19,601
(1) The Company contributed more than 5 percent of total plan contributions for the 2012 and 2011 plan years based on the plans’ Form 5500s.
(2) Zone status as of 6/30/12 and 6/30/11.
(3) Zone status as of 9/30/12 and 9/30/11.
(4) Represents participation in 37 pension funds during 2013.
Other Employee Benefits. Costs of the 401(k) Plan and other benefit plans totaled $1.3 million, $1.7 million and $1.3 million in 2013, 2012 and 2011, respectively.
Note 17. Restructuring Charges
Marketing & Events Group Consolidation
Beginning in 2009, Viad commenced certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. segment, and to a lesser extent in the Marketing & Events International segment. The Company implemented a strategic reorganization plan in order to consolidate the separate business units within the Marketing & Events U.S. segment. The Company also consolidated facilities and streamlined its operations in the United Kingdom and Germany. As a result, the Company recorded restructuring charges in 2013, 2012 and 2011, primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs. During 2012 and 2011, the Company recorded restructuring charges related to leased facility consolidations and optimization of the Marketing & Events U.S. segment’s service delivery network.
Other Restructurings
The Company has recorded restructuring charges in connection with the consolidation of certain support functions at its corporate headquarters, and certain reorganization activities within the Travel & Recreation Group. These charges primarily consist of severance and related benefits due to headcount reductions. In addition, the Company had recorded significant restructuring charges in past years, primarily within the Marketing & Events U.S. segment. These legacy restructuring liabilities represented the remaining contractual lease obligations on certain facilities, and were subject to periodic adjustments as a result of changes in estimated sublease activity and other factors.
The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Facilities	Total
Balance at January 1, 2011	$1,106	$5,051	$197	$1,642	$7,996
Restructuring charges	1,182	2,519	26	55	3,782
Cash payments	(1,175)	(2,356)	(199)	(158)	(3,888)
Adjustment to liability	(294)	(397)	—	(263)	(954)
Foreign currency translation adjustment	12	2	—	—	14
Balance at December 31, 2011	831	4,819	24	1,276	6,950
Restructuring charges	2,506	2,346	90	—	4,942
Cash payments	(2,670)	(1,567)	(114)	(343)	(4,694)
Adjustment to liability	51	(27)	—	—	24
Foreign currency translation adjustment	2	—	—	—	2
Balance at December 31, 2012	720	5,571	—	933	7,224
Restructuring charges (recoveries)	2,931	(315)	1,967	(692)	3,891
Cash payments	(2,411)	(1,691)	(498)	(241)	(4,841)
Adjustment to liability	—	—	(478)	—	(478)
Balance at December 31, 2013	$1,240	$3,565	$991	$—	$5,796
As of December 31, 2013, the liabilities related to severance and employee benefits are expected to be paid by the end of 2014. Additionally, the liability of $3.6 million related to future lease payments are to be paid over the remaining lease terms at the Marketing & Events Group. See Note 20 for information regarding restructuring charges by segment.
Note 18. Leases and Other
Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.
As of December 31, 2013, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Rental Payments	Receivable Under Subleases
2014	$19,808	$1,665
2015	14,371	1,212
2016	9,439	963
2017	7,870	963
2018	6,097	873
Thereafter	8,137	1,092
Total	$65,722	$6,768

Net rent expense under operating leases consisted of the following:

(in thousands)	2013	2012	2011
Minimum rentals	$34,201	$36,309	$30,860
Sublease rentals	(6,815)	(6,501)	(6,497)
Total rentals, net	$27,386	$29,808	$24,363
The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 9.
In addition, as of December 31, 2013, the Company had aggregate purchase obligations of $31.6 million related to various licensing agreements, consulting and other contracted services.
Note 19. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2013 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2013 and 2012, Viad had recorded environmental remediation liabilities of $5.0 million and $5.3 million, respectively, related to previously sold operations.
As of December 31, 2013, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2013 would be $13.7 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2013, approximately 30 percent of Viad’s regular full-time employees are covered by collective-bargaining agreements. If the Company were unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2014 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations.
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2013, 2012 and 2011 totaled $20.3 million, $20.7 million and $19.6 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2013, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

On December 31, 2013, Glacier Park’s concession contract to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Glacier Park generated approximately 47 percent of its 2013 revenue through its concession contract for services provided within Glacier National Park.
Upon completion of the contract term, the Company received in January 2014 cash payments totaling $25 million for the Company’s “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. The Company anticipates a cash payment of approximately $5 million for the personal property Glacier Park used at the facilities covered by the concession contract.
Glacier Park continues to generate revenue from the five properties it owns: (1) St. Mary Lodge in St. Mary, Montana; (2) Glacier Park Lodge in East Glacier, Montana; (3) Grouse Mountain Lodge in Whitefish, Montana; (4) the Prince of Wales Hotel in Waterton Lakes National Park, Alberta; and (5) Motel Lake McDonald, which is located inside Glacier National Park. Glacier Park also continues to operate the food and beverage services with respect to these properties and the retail shops located near Glacier National Park. The five properties Glacier Park currently owns contain more than one-half of the rooms that Glacier Park operated in 2013.

Note 20. Segment Information
Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments. No reportable segment has a client comprising more than 7.0 percent of that segment’s revenues, and no client comprises more than 4.5 percent of Viad’s revenues. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

(in thousands)	2013	2012	2011
Revenues:
Marketing & Events Group:
U.S.	$628,856	$676,772	$631,360
International	229,312	240,137	218,639
Intersegment eliminations	(13,264)	(14,869)	(9,449)
	844,904	902,040	840,550
Travel & Recreation Group	127,888	123,191	101,814
Total Revenue	$972,792	$1,025,231	$942,364
Segment operating income (loss):
Marketing & Events Group:
U.S.	$11,024	$5,579	$(6,269)
International	9,068	12,321	11,449
	20,092	17,900	5,180
Travel & Recreation Group	25,799	23,962	20,196
	45,891	41,862	25,376
Corporate activities	(6,755)	(9,408)	(7,682)
	39,136	32,454	17,694
Interest income	550	593	779
Interest expense	(1,234)	(1,303)	(1,511)
Restructuring recoveries (charges):
Marketing & Events U.S.	409	(3,479)	(3,756)
Marketing & Events International	(2,362)	(1,373)	—
Travel & Recreation Group	(907)	(79)	—
Corporate	(1,031)	(11)	(26)
Impairment charges:
Marketing & Events U.S.	(658)	—	—
Marketing & Events International	(294)	—	—
Travel & Recreation Group	(4,461)	—	—
Income from continuing operations before income taxes	$29,148	$26,802	$13,180

(in thousands)	2013	2012	2011
Assets:
Marketing & Events Group:
U.S.	$194,422	$203,145	$213,843
International	81,058	100,387	96,996
Travel & Recreation Group	209,611	223,199	194,278
Corporate and other	76,841	123,846	112,711
	$561,932	$650,577	$617,828
Depreciation and amortization:
Marketing & Events Group:
U.S.	$14,906	$17,643	$17,247
International	5,566	5,162	5,027
Travel & Recreation Group	7,967	7,781	6,674
Corporate and other	176	145	178
	$28,615	$30,731	$29,126
Capital expenditures:
Marketing & Events Group:
U.S.	$8,278	$7,525	$11,692
International	4,332	4,913	5,635
Travel & Recreation Group	23,108	15,201	3,271
Corporate and other	401	36	940
	$36,119	$27,675	$21,538
Products and Services. Viad’s revenues for each group of products and services are presented in the following table:

(in thousands)	2013	2012	2011
Revenues:
Exhibition and event services	$685,350	$726,429	$670,054
Exhibits and environments	159,554	175,611	170,496
Travel and recreation services	127,888	123,191	101,814
Total revenues	$972,792	$1,025,231	$942,364
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

(in thousands)	2013	2012	2011
Revenues:
United States	$656,927	$700,414	$660,998
United Kingdom	151,217	153,027	124,208
Canada	148,934	151,070	140,374
Other international	15,714	20,720	16,784
Total revenues	$972,792	$1,025,231	$942,364
Long-lived assets:
United States	$132,315	$141,727	$145,217
Canada	82,986	76,067	47,624
United Kingdom	9,631	9,757	8,165
Other international	424	2,163	3,858
Total long-lived assets	$225,356	$229,714	$204,864

Note 21. Common Stock Repurchases
In December 2012, Viad announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased on the open market during 2013. During 2012 and 2011, Viad repurchased 23,183 shares for $526,000 and 250,760 shares for $4.6 million, respectively. As of December 31, 2013, 1,030,438 shares remain available for repurchase. Additionally, during 2013, 2012 and 2011, the Company repurchased 50,156 shares for $1.3 million, 56,885 shares for $1.1 million and 28,627 shares for $679,000, respectively, related to tax withholding requirements on share-based awards.
Note 22. Discontinued Operations
In 2013 and 2012, Viad recorded income from discontinued operations of $1.1 million and $624,000, respectively, primarily related to the sale of land associated with previously sold operations. In 2011, Viad recorded income from discontinued operations of $451,000 related to the reversal of certain liabilities associated with previously sold operations.
Note 23. Condensed Consolidated Quarterly Results (Unaudited)
The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with the annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

	2013				2012
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:	$285,163	$249,314	$236,473	$201,842	$268,772	$246,450	$307,457	$202,552
Operating income (loss):
Ongoing operations(1)	$12,827	$10,881	$24,624	$(2,441)	$5,533	$10,498	$34,182	$(8,351)
Corporate activities	(806)	(1,167)	(2,034)	(2,748)	(1,777)	(2,187)	(2,036)	(3,408)
Restructuring charges	(720)	(773)	(714)	(1,684)	(2,225)	(678)	(608)	(1,431)
Impairment charges	—	—	(5,413)	—	—	—	—	—
Operating income (loss)	$11,301	$8,941	$16,463	$(6,873)	$1,531	$7,633	$31,538	$(13,190)
Income (loss) from continuing operations attributable to Viad(2)	$8,065	$6,253	$10,849	$(4,740)	$1,027	$5,451	$19,976	$(21,181)
Net income (loss) attributable to Viad(2)	$8,065	$6,253	$11,855	$(4,618)	$1,027	$6,090	$19,976	$(21,196)
Income (loss) per common share-Diluted(2),(3):
Income (loss) from continuing operations attributable to Viad	$0.40	$0.31	$0.53	$(0.24)	$0.05	$0.27	$0.99	$(1.07)
Net income (loss) attributable to Viad	$0.40	$0.31	$0.58	$(0.23)	$0.05	$0.30	$0.99	$(1.07)
Income (loss) per common share-Basic(2),(3):
Income (loss) from continuing operations attributable to Viad	$0.40	$0.31	$0.53	$(0.24)	$0.05	$0.27	$0.99	$(1.07)
Net income (loss) attributable to Viad	$0.40	$0.31	$0.58	$(0.23)	$0.05	$0.30	$0.99	$(1.07)
(1) Represents revenues less costs of services and products sold.
(2) The fourth quarter of 2012 includes a tax charge of $13.4 million representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards.
(3) The sum of quarterly income per share amounts may not equal annual income per share due to rounding.
Note 24. Subsequent Events
In connection with the expiration of the Company’s concession contract at Glacier National Park, Viad received cash payments in January 2014 totaling $25 million for its “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property during the term of the concession contract. The Company also anticipates a cash payment of approximately $5 million for the personal property Glacier Park uses at the facilities covered by the concession contract.
On January 24, 2014, Viad announced that its Board of Directors declared a special cash dividend of $1.50 per share, or approximately $30.5 million in the aggregate, to shareholders of record at the close of business on February 7, 2014. The dividend was paid on February 14, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Phoenix, Arizona
March 7, 2014

VIAD CORP
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at Beginning	Charged to	Charged to Other		Credited to Other	Balance at
(in thousands)	of Year	Expense	Accounts	Write Offs	Accounts	End of Year
Allowance for doubtful accounts:
December 31, 2011	$1,172	1,696	—	(1,796)	—	$1,072
December 31, 2012	1,072	708	—	(630)	—	1,150
December 31, 2013	1,150	313	—	(586)	—	877
Deferred tax valuation allowance:
December 31, 2011	$411	—	—	(55)	—	$356
December 31, 2012	356	14,220	—	—	—	14,576
December 31, 2013	14,576	1,917	—	(4,100)	—	12,393

EXHIBIT INDEX

Exhibit #
3.A
Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).

3.B	Copy of Bylaws of Viad Corp, as amended through December 5, 2013, filed as Exhibit 3 to Viad Corp’s Form 8-K filed December 9, 2013, is hereby incorporated by reference.
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

4.A3
Copy of amendment No. 2 to the $130,000,000 Amended and Restated Credit Agreement dated as of May 18, 2011, effective as of November 14, 2013, filed as Exhibit 4 to Viad Corp’s Form 8-K filed November 14, 2013, is hereby incorporated by reference.

4.B
Copy of Pledge and Security Agreement, Guaranty, and Subsidiary Pledge and Security Agreement dated as of June 30, 2004, filed as Exhibit 4.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).

10.A1
Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders, filed April 13, 2012, is hereby incorporated by reference.+

10.A2
Copy of form of Restricted Stock Agreement-Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File No. 001-11015).+

10.A3
Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File No. 001-11015).+

10.A4
Copy of form of Restricted Stock Agreement-Executives (five-year cliff), effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

10.A5
Copy of form of Restricted Stock Agreement – Executives (three-year cliff vesting), effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference. +

10.A6
Copy of form of Restricted Stock Units Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference. +

10.A7
Copy of form of Performance Unit Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

10.A8
Copy of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.A9
Copy of Viad Corp Management Incentive Plan, amended as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.A10
Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File No. 001-11015).+

10.A11
Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+

10.A12
Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference.+

10.A13
Copy of form of Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference (SEC File No. 001-11015).+

10.A14
Copy of form of Restricted Stock Agreement – Executives (three-year cliff vesting), effective as of November 29, 2012, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10 to Viad Corp’s Form 8-K filed December 3, 2012, is hereby incorporated by reference.+

10.B1
Copy of 1997 Viad Corp Omnibus Incentive Plan, as amended through February 23, 2006, filed as Exhibit 10.A to Viad Corp’s 8-K filed February 28, 2006, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 06650477).+

10.B2
Copy of form of Non-Qualified Stock Option Agreement, as amended through August 13, 2004, pursuant to the 1997 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C2 to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+

10.C1
Copy of Viad Corp Deferred Compensation Plan (Executive) Amended and Restated as of August 13, 2004, filed as Exhibit 10.A to Viad Corp’s Form 10-Q for the period ended September 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 041123501).+

10.C2
Copy of form of Viad Corp Executive Severance Plan (Tier I-2013), effective as February 27, 2013, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.C3
Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.C4
Copy of amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014, filed as Exhibit 10 to Viad Corp’s Form 8-K filed March 4, 2014, is hereby incorporated by reference.+

10.C5
Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07609762).+

10.D1
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
Summary of Compensation Program of Non-Employee Directors of Viad Corp as of January 1, 2012, filed as Exhibit 10.G1 to Viad Corp’s 2011 Form 10-K filed March 9, 2012, is hereby incorporated by reference.+

10.G2
Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K filed March 17, 2000, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 572329).+

10.H
Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed as Exhibit 10.I to Viad Corp’s 2008 Form 10-K filed February 27, 2009, is hereby incorporated by reference (SEC File No. 001-11015).+

10.I
Copy of Retirement Plan for Management Employees of Brewster Inc., as amended and restated effective January 1, 2010, and filed as Exhibit 10.J to Viad Corp’s 2009 Form 10-K filed March 8, 2010, is hereby incorporated by reference.+

14
Copy of Code of Ethics of Viad Corp adopted May 13, 2003, filed as Exhibit 14 to Viad Corp’s 2003 Form 10-K filed March 11, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04663620).

21	List of Subsidiaries of Viad Corp.*
23
Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-3 or on Form S-8 of their report contained in this Annual Report.*

24	Power of Attorney signed by Directors of Viad Corp.*

31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#**
32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street, N.E., Washington, DC 20549, and on the SEC’s Internet site at www.sec.gov.