Form 10-Q
period 2014-03-31
VIAD CORP
filed 2014-05-09
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 20,440,808 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$47,336	$45,821
Accounts receivable, net of allowance for doubtful accounts of $1,101 and $877, respectively	97,330	61,197
Inventories	33,103	27,993
Deferred income taxes	14,953	20,577
Other current assets	20,841	17,142
Total current assets	213,563	172,730
Property and equipment, net	179,833	190,330
Other investments and assets	34,578	35,026
Deferred income taxes	31,119	29,823
Goodwill	127,430	129,543
Other intangible assets, net	4,136	4,480
Total Assets	$590,659	$561,932
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,158	$40,941
Customer deposits	36,661	29,207
Accrued compensation	20,433	15,113
Other current liabilities	35,531	29,169
Current portion of debt and capital lease obligations	919	10,903
Total current liabilities	169,702	125,333
Long-term capital lease obligations	749	765
Pension and postretirement benefits	31,080	30,672
Other deferred items and liabilities	46,315	48,619
Total liabilities	247,846	205,389
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	585,107	590,862
Retained deficit	(61,029)	(50,393)
Unearned employee benefits and other	21	(21)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	438	429
Cumulative foreign currency translation adjustments	24,114	30,847
Unrecognized net actuarial loss and prior service credit, net	(11,223)	(11,259)
Common stock in treasury, at cost, 4,518,446 and 4,618,433 shares, respectively	(243,657)	(250,426)
Total Viad Corp stockholders’ equity	331,173	347,441
Noncontrolling interest	11,640	9,102
Total stockholders’ equity	342,813	356,543
Total Liabilities and Stockholders’ Equity	$590,659	$561,932
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenue:
Exhibition and event services	$231,783	$234,163
Exhibits and environments	46,040	42,598
Travel and recreation services	7,818	8,398
Total revenue	285,641	285,159
Costs and expenses:
Costs of services	229,582	230,725
Costs of products sold	42,698	40,839
Corporate activities	2,039	806
Interest income	(65)	(138)
Interest expense	298	296
Restructuring charges	211	720
Total costs and expenses	274,763	273,248
Income from continuing operations before income taxes	10,878	11,911
Income tax expense	1,697	3,636
Income from continuing operations	9,181	8,275
Income (loss) from discontinued operations	15,238	(485)
Net income	24,419	7,790
Net (income) loss attributable to noncontrolling interest	(2,537)	275
Net income attributable to Viad	$21,882	$8,065
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$0.46	$0.42
Discontinued operations attributable to Viad common stockholders	0.62	(0.02)
Net income attributable to Viad common stockholders	$1.08	$0.40
Weighted-average outstanding and potentially dilutive common shares	20,330	20,193
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$0.46	$0.42
Discontinued operations attributable to Viad common stockholders	0.62	(0.02)
Net income attributable to Viad common stockholders	$1.08	$0.40
Weighted-average outstanding common shares	19,949	19,790
Dividends declared per common share	$1.60	$0.10
Amounts attributable to Viad common stockholders
Income from continuing operations	$9,312	$8,453
Income from discontinued operations	12,570	(388)
Net income	$21,882	$8,065
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$24,419	$7,790
Other comprehensive income (loss):
Unrealized gains on investments, net of tax(1)	9	61
Unrealized foreign currency translation adjustments, net of tax(1)	(6,733)	(6,128)
Amortization of net actuarial gain, net of tax(1)	128	181
Amortization of prior service credit, net of tax(1)	(92)	(140)
Comprehensive income	17,731	1,764
Comprehensive (income) loss attributable to noncontrolling interest	(2,537)	275
Comprehensive income attributable to Viad	$15,194	$2,039
(1) The tax effect on other comprehensive income (loss) is not significant.
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$24,419	$7,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,817	6,860
Deferred income taxes	9,109	3,275
(Income) loss from discontinued operations	(15,238)	485
Restructuring charges	211	720
Gains on dispositions of property and other assets	(387)	(152)
Share-based compensation expense	391	1,819
Excess tax benefit from share-based compensation arrangements	(41)	(378)
Other non-cash items, net	948	1,641
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(36,372)	(22,612)
Inventories	(5,110)	1,700
Accounts payable	36,606	12,368
Restructuring liabilities	(1,860)	(1,443)
Accrued compensation	2,833	(11,035)
Customer deposits	7,454	(8,414)
Income taxes payable	265	(41)
Other assets and liabilities, net	(4,875)	1,842
Net cash provided by (used in) operating activities	25,170	(5,575)
Cash flows from investing activities
Proceeds from possessory interest—discontinued operations	25,000	—
Proceeds from dispositions of property and other assets	403	173
Capital expenditures	(5,516)	(8,320)
Acquisition of business, net of cash acquired	—	(647)
Net cash provided by (used in) investing activities	19,887	(8,794)
Cash flows from financing activities
Dividends paid on common stock	(32,517)	(2,034)
Payments on debt and capital lease obligations	(20,238)	(483)
Proceeds from borrowings	10,000	—
Common stock purchased for treasury	(1,042)	(1,187)
Excess tax benefit from share-based compensation arrangements	41	378
Proceeds from exercise of stock options	1,401	535
Net cash used in financing activities	(42,355)	(2,791)
Effect of exchange rate changes on cash and cash equivalents	(1,187)	(1,284)
Net change in cash and cash equivalents	1,515	(18,444)
Cash and cash equivalents, beginning of year	45,821	114,171
Cash and cash equivalents, end of period	$47,336	$95,727
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,719	$2,181
Cash paid for interest	$254	$234
Property and equipment acquired under capital leases	$253	$393
Property and equipment purchases in accounts payable and accrued liabilities	$1,815	$1,179
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited, condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. The condensed consolidated financial statements of Viad include the accounts of Viad and all of its subsidiaries. All significant intercompany account balances and transactions between Viad and its subsidiaries have been eliminated in consolidation.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 7, 2014.
Nature of Business
Viad’s reportable segments consist of Marketing & Events U.S., Marketing & Events International (together the “Marketing & Events Group”) and the Travel & Recreation Group.
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
Travel & Recreation Group
The Travel & Recreation Group consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk (opened May 1, 2014), motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. During 2013, Glacier Park, an 80 percent owned subsidiary of Viad, operated five lodges, three motor inns and one four-season resort hotel and provided food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park’s concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park expired on December 31, 2013. The ongoing operations of Glacier Park as of January 1, 2014 include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Motel Lake McDonald, an in-holding within Glacier National Park; and the Prince of Wales Hotel in Waterton Lakes National Park. Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
With regard to Glacier Park’s concession operations within Glacier National Park, refer to Note 20, Discontinued Operations for further discussion.

Impact of Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-05, Service Concession Arrangements (Topic 853), related to the accounting for service concession arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure. The new guidance specifies that an entity should not account for a service concession arrangement that is within its scope as a lease. Furthermore, the guidance also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the operating entity. The guidance is effective for interim and annual periods beginning after December 15, 2014. The adoption of this new guidance is not expected to have a material impact on Viad’s financial condition or results of operations.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures. Under the standard, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, may be presented as discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014. The Company has not yet determined if the adoption of this new guidance will have a material impact on its financial position or results of operations.
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense for the three months ended March 31:

(in thousands)	2014	2013
Restricted stock	$654	$773
Performance unit incentive plan (“PUP”)	(231)	863
Restricted stock units	(32)	88
Stock options	—	95
Share-based compensation before income tax benefit	391	1,819
Income tax benefit	(152)	(654)
Share-based compensation, net of income tax benefit	$239	$1,165
In addition, a $311,000 reversal of PUP expense was recorded through restructuring expense for the three months ended March 31, 2014.
On January 24, 2014, Viad announced that its Board of Directors declared a special cash dividend of $1.50 per share, or $30.5 million in the aggregate, to shareholders of record at the close of business on February 7, 2014. The dividend was paid on February 14, 2014. In accordance with the mandatory provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) and the 1997 Viad Corp Omnibus Incentive Plan, the Human Resources Committee of Viad’s Board of Directors approved equitable adjustments to the outstanding long-term incentive awards of stock options and PUP awards issued pursuant to those plans in order to prevent the special dividend from diluting the rights of participants under those plans. The equitable adjustment to the outstanding stock options reduced the exercise price and increased the number of shares of common stock underlying such options. The equitable adjustment to the PUP awards reflects the effect of the special dividend, but will be paid only if certain performance goals are met at the end of the 3-year performance period.
The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance, December 31, 2013	430,899	$22.78	299,768	$23.46	28,560	$22.91
Granted	83,300	23.95	123,300	23.71	6,700	24.95
Vested	(132,255)	22.67	(94,600)	23.01	(9,890)	23.45
Forfeited	(5,140)	22.44	—	—	—	—
Balance, March 31, 2014	376,804	23.09	328,468	23.69	25,370	23.24

As of March 31, 2014, the unamortized cost of all outstanding restricted stock awards was $4.4 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.0 years. During the three months ended March 31, 2014 and 2013, the Company repurchased 44,358 shares for $1.0 million and 44,606 shares for $1.2 million, respectively, related to tax withholding requirements on vested share-based awards. As of March 31, 2014, there were 906,468 total shares available for future grant in accordance with the provisions of the 2007 Plan.
As of March 31, 2014 and December 31, 2013, Viad had liabilities recorded of $2.4 million and $5.9 million, respectively, related to PUP awards. In March 2014, the PUP units granted in 2011 vested and cash payouts totaling $2.9 million were distributed. There were no cash settlements of PUP awards during the three months ended March 31, 2013.
As of March 31, 2014 and December 31, 2013, Viad had aggregate liabilities recorded of $400,000 and $664,000, respectively, related to restricted stock unit liability awards. In February 2014, portions of the 2009, 2010 and 2011 restricted stock unit awards vested and cash payouts totaling $232,000 were distributed. Similarly, in February 2013 portions of the 2009 and 2010 restricted stock unit awards vested and cash payouts of $300,000 were distributed.
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2013	314,323	$19.79	314,323
Exercised	(36,815)	19.26
Forfeited or expired	(18,522)	35.28
Award modification	17,865	N/A
Options outstanding at March 31, 2014	276,851	17.69	276,851
As of March 31, 2014, there were no unrecognized costs related to non-vested stock option awards. As previously discussed, the equitable adjustment to the outstanding stock options resulting from the February 14, 2014 special cash dividend reduced the exercise price and increased the number of shares of common stock underlying such options as reflected on the “Award modification” line above.
Note 3. Acquisition of Business
In February 2013, Viad acquired the assets of Resource Creative Limited (“RCL”) for $647,000 in cash. RCL is a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events and retail markets throughout the United Kingdom and continental Europe. The purchase price is subject to certain adjustments, plus a deferred payment of up to approximately £180,000, which is contingent upon RCL’s achievement of certain net revenue targets between the acquisition date and December 31, 2014. RCL exceeded the first net revenue target for the period ended December 31, 2013 and, consequently, a deferred payment installment in the amount of $147,000 (£90,000) was paid in March 2014.
Note 4. Inventories
The components of inventories consisted of the following as of the respective periods:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$16,059	$14,825
Work in process	17,044	13,168
Inventories	$33,103	$27,993

Note 5. Other Current Assets
Other current assets consisted of the following as of the respective periods:

(in thousands)	March 31, 2014	December 31, 2013
Income tax receivable	$2,609	$2,035
Prepaid vendor payments	2,558	2,008
Prepaid insurance	1,928	2,260
Assets held for sale	1,814	—
Prepaid rent	1,488	284
Prepaid other	6,181	6,977
Other	4,263	3,578
Other current assets	$20,841	$17,142
Note 6. Property and Equipment, Net
Property and equipment consisted of the following as of the respective periods:

(in thousands)	March 31, 2014	December 31, 2013
Land and land interests	$23,258	$23,646
Buildings and leasehold improvements	129,431	139,889
Equipment and other	289,541	294,409
Gross property and equipment	442,230	457,944
Less: accumulated depreciation	(262,397)	(267,614)
Property and equipment, net	$179,833	$190,330
Depreciation expense for the three months ended March 31, 2014 and 2013 was $6.5 million and $6.6 million, respectively.
Note 7. Other Investments and Assets
Other investments and assets consisted of the following as of the respective periods:

(in thousands)	March 31, 2014	December 31, 2013
Cash surrender value of life insurance	$19,849	$19,690
Workers’ compensation insurance security deposits	3,350	3,350
Other	11,379	11,986
Other investments and assets	$34,578	$35,026
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

(in thousands)	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
Balance at December 31, 2013	$62,686	$22,611	$44,246	$129,543
Foreign currency translation adjustments	—	(242)	(1,871)	(2,113)
Balance at March 31, 2014	$62,686	$22,369	$42,375	$127,430

The following table summarizes goodwill by reporting unit and segment as of the respective periods:

(in thousands)	March 31, 2014	December 31, 2013
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	14,139	14,049
GES Canada	8,230	8,562
Total Marketing & Events Group	85,055	85,297
Travel & Recreation Group:
Brewster	39,191	41,062
Alaska Denali Travel	3,184	3,184
Total Travel & Recreation Group	42,375	44,246
Goodwill	$127,430	$129,543
A summary of other intangible assets as of March 31, 2014 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$5,680	$(2,828)	$2,852
Other	1,066	(242)	824
Total amortized intangible assets	6,746	(3,070)	3,676
Unamortized intangible assets:
Business licenses	460	—	460
Other intangible assets	$7,206	$(3,070)	$4,136
A summary of other intangible assets as of December 31, 2013 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$5,537	$(2,521)	$3,016
Other	1,280	(276)	1,004
Total amortized intangible assets	6,817	(2,797)	4,020
Unamortized intangible assets:
Business licenses	460	—	460
Other intangible assets	$7,277	$(2,797)	$4,480
Intangible asset amortization expense for the three months ended March 31, 2014 and 2013 was $310,000 and $292,000, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
2014	$682
2015	$791
2016	$671
2017	$550
2018	$432
Thereafter	$550

Note 9. Other Current Liabilities
Other current liabilities consisted of the following as of the respective periods:

(in thousands)	March 31, 2014	December 31, 2013
Continuing operations:
Self-insured liability accrual	$7,512	$7,603
Accrued employee benefit costs	4,930	2,751
Accrued sales and use taxes	4,003	1,609
Accrued restructuring	2,919	3,877
Accrued dividends	2,208	2,192
Accrued professional fees	1,499	1,832
Deferred rent	1,354	1,558
Accrued foreign income taxes	346	565
Other	9,794	6,183
Total continuing operations	34,565	28,170
Discontinued operations:
Self-insured liability accrual	470	469
Environmental remediation liabilities	334	353
Other	162	177
Total discontinued operations	966	999
Other current liabilities	$35,531	$29,169
Note 10. Other Deferred Items and Liabilities
Other deferred items and liabilities consisted of the following as of the respective periods:

(in thousands)	March 31, 2014	December 31, 2013
Continuing operations:
Self-insured liability accrual	$17,814	$17,316
Accrued compensation	5,599	8,349
Foreign deferred tax liability	2,012	1,989
Accrued restructuring	1,556	1,919
Other	8,090	7,552
Total continuing operations	35,071	37,125
Discontinued operations:
Environmental remediation liabilities	4,653	4,666
Self-insured liability accrual	4,439	4,489
Accrued income taxes	906	1,085
Other	1,246	1,254
Total discontinued operations	11,244	11,494
Other deferred items and liabilities	$46,315	$48,619
Note 11. Debt and Capital Lease Obligations
Viad’s total debt as of March 31, 2014 and December 31, 2013 was $1.7 million and $11.7 million, respectively. The debt-to-capital ratio was 0.005 to 1 and 0.032 to 1 as of March 31, 2014 and December 31, 2013, respectively. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of March 31, 2014, Viad’s total debt of $1.7 million consisted entirely of capital lease obligations. As of March 31, 2014, Viad had $128.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million.
Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2014, Viad was in compliance with all covenants.
As of March 31, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2014 would be $11.8 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $1.6 million and $11.5 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$1,818	$1,818	$—	$—
Other mutual funds	2,014	2,014	—	—
Total assets at fair value	$3,832	$3,832	$—	$—
		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,023	2,023	—	—
Total assets at fair value	$2,141	$2,141	$—	$—
As of March 31, 2014 and December 31, 2013, Viad had investments in money market mutual funds of $1.8 million and $118,000, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of both March 31, 2014 and December 31, 2013, Viad had investments in other mutual funds of $2.0 million, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of March 31, 2014 and December 31, 2013, there were unrealized gains of $705,000 ($438,000 after-tax) and $700,000 ($429,000 after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11, Debt and Capital Lease Obligations.
Note 13. Stockholders' Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2014 and 2013:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	$347,441	$9,102	$356,543
Net income	21,882	2,537	24,419
Dividends on common stock	(32,517)	—	(32,517)
Common stock purchased for treasury	(1,042)	—	(1,042)
Employee benefit plans	2,052	—	2,052
Unrealized foreign currency translation adjustment	(6,733)	—	(6,733)
ESOP allocation adjustment	44	—	44
Other	46	1	47
Balance at March 31, 2014	$331,173	$11,640	$342,813

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2012	$388,061	$8,971	$397,032
Net income (loss)	8,065	(275)	7,790
Dividends on common stock	(2,034)	—	(2,034)
Common stock purchased for treasury	(1,187)	—	(1,187)
Employee benefit plans	1,792	—	1,792
Unrealized foreign currency translation adjustment	(6,128)	—	(6,128)
Unrealized gain on investments	61	—	61
Prior service credit and net actuarial loss	41	—	41
ESOP allocation adjustment	250	—	250
Other	1	—	1
Balance at March 31, 2013	$388,922	$8,696	$397,618
Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Service Credit	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$429	$30,847	$(11,259)	$20,017
Other comprehensive income before reclassifications	22	(6,733)	—	(6,711)
Amounts reclassified from AOCI, net of tax	(13)	—	36	23
Net other comprehensive income (loss)	9	(6,733)	36	(6,688)
Balance at March 31, 2014	$438	$24,114	$(11,223)	$13,329
The following table presents information about reclassification adjustments out of AOCI for the three months ended March 31:

			Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2014	2013
Unrealized gains on investments	$21	$27	Interest income
Tax effect	(8)	(9)	Income taxes
	$13	$18	Net of tax

Recognized net actuarial loss(1)	$(205)	$(290)
Amortization of prior service credit(1)	148	225
Tax effect	21	24	Income taxes
	$(36)	$(41)	Net of tax
(1) Amount included in pension expense. Refer to Note 16, Pension and Postretirement Benefits.

Note 14. Income Per Share
The following are the components of basic and diluted income per share for the three months ended March 31:

(in thousands, except per share data)	2014	2013
Net income attributable to Viad (diluted)	$21,882	$8,065
Less: Allocation to non-vested shares	(424)	(198)
Net income allocated to Viad common stockholders (basic)	$21,458	$7,867
Basic weighted-average outstanding common shares	19,949	19,790
Additional dilutive shares related to share-based compensation	381	403
Diluted weighted-average outstanding shares	20,330	20,193
Income per share:
Basic income attributable to Viad common stockholders	$1.08	$0.40
Diluted income attributable to Viad common stockholders(1)	$1.08	$0.40
(1) Diluted income per share amount cannot exceed basic income per share.
There were 381,000 and 403,000 share-based compensation awards considered dilutive and included in the computation of diluted income per share for the three months ended March 31, 2014 and 2013, respectively. Additionally, options to purchase 34,000 and 54,000 shares of common stock were outstanding during the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.
Note 15. Income Taxes
The effective tax rates for continuing operations for the three months ended March 31, 2014 and 2013 were 15.6 percent and 30.5 percent, respectively. The effective tax rates for discontinued operations for the three months ended March 31, 2014 and 2013 were 29.1 percent and 36.8 percent, respectively.
The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates. Additionally, 2014 was favorably impacted by the projected utilization of foreign tax credit carryforwards and other deferred tax adjustments.
Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more likely than not that its deferred tax assets will be realized in the future. As of March 31, 2014 and December 31, 2013, Viad had gross deferred tax assets of $67.7 million and $77.0 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. As of December 31, 2013, $10.9 million of the $12.4 million valuation allowance recorded was related to foreign tax credits. The Company is projecting the utilization of $3.6 million of additional foreign tax credits in 2014, due to projected 2014 operations.
As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent upon Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. If such an increase or decrease in the valuation allowance were to occur, it would result in increased or decreased income tax expense in the period the assessment was made.
Viad had accrued gross liabilities associated with uncertain tax positions for continuing operations of $1.1 million and $736,000 as of March 31, 2014 and December 31, 2013, respectively. In addition, as of March 31, 2014 and December 31, 2013, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $56,000 and $20,000, respectively. Viad also had accrued gross liabilities associated with uncertain tax positions for discontinued operations of $636,000 as of both March 31, 2014 and December 31, 2013. In addition, as of March 31, 2014 and December 31, 2013, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $458,000 and $450,000, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of federal tax effects, if applicable). As of March 31, 2014 and December 31, 2013, the Company had liabilities associated with uncertain tax positions (including interest and penalties) of $2.2 million and $1.8 million, respectively, which were classified as both current and non-current liabilities. The Company expects the majority of the unrecognized tax benefits to be recognized by March 31, 2015.
Note 16. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended March 31 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$23	$30	$34	$46	$104	$137
Interest cost	280	261	176	173	160	181
Expected return on plan assets	(103)	(100)	—	—	(161)	(180)
Amortization of prior service credit	—	—	(148)	(225)	—	—
Recognized net actuarial loss	104	149	101	141	3	10
Net periodic benefit cost	$304	$340	$163	$135	$106	$148
Viad expects to contribute $1.4 million to its funded pension plans, $941,000 to its unfunded pension plans and $950,000 to its postretirement benefit plans in 2014. During the three months ended March 31, 2014, Viad contributed $217,000 to its funded pension plans and $201,000 to its unfunded pension plans. However, due to timing of the fundings, Viad made no contributions to its postretirement benefit plans during the three months ended March 31, 2014.
Note 17. Restructuring Charges
Marketing & Events Group Consolidation
Viad executed certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. segment, and to a lesser extent in the Marketing & Events International segment. The Company implemented a strategic reorganization plan in order to consolidate the separate business units within the Marketing & Events U.S. segment. The Company also consolidated facilities and streamlined its operations in the United Kingdom and Germany.
Other Restructurings
The Company has recorded restructuring charges in connection with the consolidation of certain support functions at its corporate headquarters, and certain reorganization activities within the Travel & Recreation Group. These charges primarily consist of severance and related benefits due to headcount reductions.

The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2013	$1,240	$3,565	$991	$5,796
Restructuring charges (recoveries)	492	—	(281)	211
Cash payments	(893)	(136)	(831)	(1,860)
Adjustment to liability	64	—	264	328
Balance at March 31, 2014	$903	$3,429	$143	$4,475
As of March 31, 2014, the liabilities related to severance and employee benefits are expected to be paid by the end of 2014. Additionally, the liability of $3.4 million related to future lease payments will be paid over the remaining lease terms at the Marketing & Events Group. Refer to Note 19, Segment Information, for information regarding restructuring charges by segment.
Note 18. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2014 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of March 31, 2014, Viad had recorded environmental remediation liabilities of $5.0 million related to previously sold operations.
As of March 31, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2014 would be $11.8 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If the Company was unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2014 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations. The Company entered into new showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties and is working diligently to resolve those issues in a manner that will be reasonable and equitable to employees, customers and shareholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2014, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $21.4 million as of March 31, 2014. Of this total, $12.9 million related to workers’ compensation liabilities, $1.1 million related to employee health benefits and the remaining $7.4 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $4.9 million as of March 31, 2014, primarily related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $200,000 to $500,000 on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $4.3 million for the three months ended March 31, 2014.
In addition, as of March 31, 2014 Viad had recorded insurance liabilities of $5.0 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $1.7 million related to workers’ compensation liabilities and the remaining $3.3 million related to general liability claims. The Company has recorded these amounts in other deferred items and liabilities in Viad’s Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.
On December 31, 2013, Glacier Park’s concession contract to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Glacier Park generated approximately 47 percent of its 2013 revenue through its concession contract for services provided within Glacier National Park. Upon completion of the contract term, in January 2014 the Company received cash payments totaling $25.0 million for the Company’s “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. The Company anticipates a cash payment of approximately $5 million for the personal property Glacier Park used at the facilities covered by the concession contract, which remains subject to negotiation with the successor concessionaire.
Glacier Park continues to generate revenue from the five properties it owns: St. Mary Lodge in St. Mary, Montana; Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta; and Motel Lake McDonald, which is located inside Glacier National Park. Glacier Park also continues to operate the food and beverage services with respect to these properties and the retail shops located near Glacier National Park. The five properties Glacier Park currently owns contain 52 percent of the rooms that Glacier Park operated in 2013.

Note 19. Segment Information
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

(in thousands)	2014	2013
Revenue:
Marketing & Events Group:
U.S.	$221,395	$218,341
International	58,718	60,048
Intersegment eliminations	(2,290)	(1,628)
Total Marketing & Events Group	277,823	276,761
Travel & Recreation Group	7,818	8,398
Total revenue	$285,641	$285,159
Segment operating income (loss):
Marketing & Events Group:
U.S.	$15,851	$14,115
International	2,319	4,392
Total Marketing & Events Group	18,170	18,507
Travel & Recreation Group	(4,809)	(4,912)
Segment operating income	13,361	13,595
Corporate activities	(2,039)	(806)
Operating income	11,322	12,789
Interest income	65	138
Interest expense	(298)	(296)
Restructuring recoveries (charges):
Marketing & Events U.S.	38	194
Marketing & Events International	(530)	(901)
Travel & Recreation Group	206	(13)
Corporate	75	—
Income from continuing operations before income taxes	$10,878	$11,911
Note 20. Discontinued Operations
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.6 million for the Company’s possessory interest. The gain after-tax on the possessory interest was $15.2 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net (income) loss attributable to noncontrolling interest in Viad’s Condensed Consolidated Statements of Operations, respectively. The net book value of the remaining personal property assets held for sale at Glacier Park totals $1.8 million and these assets are included in other current assets in Viad’s Condensed Consolidated Balance Sheets at March 31, 2014.

The following summarizes Glacier Park’s operating results for the three months ended March 31, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Condensed Consolidated Statements of Operations:

(in thousands)	2014	2013
Total revenue	$—	$4
Costs and expenses	(68)	(772)
Loss from discontinued operations, before income taxes	(68)	(768)
Income tax benefit	20	283
Loss from discontinued operations, net of tax	(48)	(485)
Gain on sale of discontinued operations, net of tax	15,286	—
Income (loss) from discontinued operations	15,238	(485)
(Income) loss from discontinued operations attributable to noncontrolling interest	(2,668)	97
Income (loss) from discontinued operations attributable to Viad	$12,570	$(388)
The following is a reconciliation of net income (loss) attributable to the noncontrolling interest for the three months ended March 31:

(in thousands)	2014	2013
Loss from continuing operations	$(131)	$(178)
Income (loss) from discontinued operations	2,668	(97)
Net income (loss) attributable to noncontrolling interest	$2,537	$(275)
Note 21. Subsequent Event

As part of the Company’s share repurchase program, during the period from April 30, 2014 through May 8, 2014, the Company repurchased approximately 220,000 shares on the open market at a total cost of $5.1 million.

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
Overview
Viad Corp (“Viad” or the “Company”) operates in three reportable business segments: Marketing & Events U.S., Marketing & Events International (together the “Marketing & Events Group”) and the Travel & Recreation Group.
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
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk (opened May 1, 2014), motorcoach services, charter and sightseeing services, tour boat operations, inbound package tour operations and hotel operations. During 2013, Glacier Park, an 80 percent owned subsidiary of Viad, operated five lodges, three motor inns and one four-season resort hotel and provided food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park’s concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park expired on December 31, 2013. The ongoing operations of Glacier Park as of January 1, 2014 include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Motel Lake McDonald, an in-holding within Glacier National Park; and the Prince of Wales Hotel in Waterton Lakes National Park. Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Non-GAAP Measure:
The following discussion includes a presentation of Adjusted EBITDA, which is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period-to-period comparisons. “Adjusted EBITDA” is defined by Viad as net income attributable to Viad before the Company’s portion of interest expense, income taxes, depreciation and amortization, impairment charges and recoveries, changes in accounting principles and the effects of discontinued operations. The presentation of Adjusted EBITDA is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is considered a useful operating metric as potential variations arising from taxes, depreciation, debt service costs, impairment charges and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations. This non-GAAP measure should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.
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

A reconciliation of net income attributable to Viad to Adjusted EBITDA for the three months ended March 31 is as follows:

(in thousands)	2014	2013
Net income attributable to Viad	$21,882	$8,065
Interest expense	298	296
Income taxes	1,697	3,636
Depreciation and amortization	6,817	6,860
(Income) loss from discontinued operations	(15,238)	485
Noncontrolling interest	2,694	(116)
Adjusted EBITDA	$18,150	$19,226
The decrease in Adjusted EBITDA of $1.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to lower income taxes partially offset by higher corporate costs. Refer to “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Financial Highlights
The following are financial highlights of the first quarter of 2014:

•
Total revenue was $285.6 million, as compared to $285.2 million in the first quarter of 2013. The increase in revenue was primarily driven by positive show rotation and continued same-show growth in the Marketing & Events Group partially offset by a decrease in the Travel & Recreation Group revenue driven by unfavorable exchange rate variances.

•
Total segment operating income was $13.4 million, as compared to $13.6 million for the first quarter of 2013. The decrease in segment operating income was mainly due to changes in the mix of business in the Marketing & Events Group International segment.

•
Income from discontinued operations was $15.2 million, as compared to a loss of $485,000 in the first quarter of 2013. Upon the expiration of Glacier Park’s concession contract with the Park Service on December 31, 2013, Viad received cash payments in January 2014 totaling $25.0 million for the Company’s possessory interest, which resulted in an after-tax gain of $15.2 million. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations.

•	Net income attributable to Viad was $21.9 million, as compared to $8.1 million in the first quarter of 2013.

•	Diluted income per share was $1.08, as compared to $0.40 in the first quarter of 2013.
Foreign Exchange Rate Variances
During the first quarter of 2014, foreign exchange rate variances resulted in increases in revenue and segment operating income of $441,000 and $291,000, respectively, as compared to the first quarter of 2013. Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.
The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results from Viad’s significant international operations for the three months ended March 31:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.91	$0.98	$(1,644)	$0.89	$0.95	$(88)
United Kingdom	$1.66	$1.55	2,528	$1.67	$1.54	138
Germany	$1.37	$1.31	171	$1.36	$1.33	(2)
Total Marketing & Events Group			1,055			48
Travel & Recreation Group:
Canada	$0.91	$0.99	(614)	$0.91	$0.99	243
Total			$441			$291

Viad’s operating results at the Marketing & Events Group were primarily impacted by the strengthening of the British pound relative to the U.S. dollar. Viad’s operating results at the Travel & Recreation Group were impacted by the weakening of the Canadian dollar relative to the U.S. dollar on a seasonal operating loss. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Analysis of Operating Results by Reportable Segment

	Three Months Ended March 31,
(in thousands)	2014	2013	Change
Revenue:
Marketing & Events Group:
U.S.	$221,395	$218,341	$3,054	1.4%
International	58,718	60,048	(1,330)	(2.2)%
Intersegment eliminations	(2,290)	(1,628)	(662)	40.7%
Total Marketing & Events Group	277,823	276,761	1,062	0.4%
Travel & Recreation Group	7,818	8,398	(580)	(6.9)%
Total revenue	$285,641	$285,159	$482	0.2%
Segment operating income (loss):
Marketing & Events Group:
U.S.	$15,851	$14,115	$1,736	12.3%
International	2,319	4,392	(2,073)	(47.2)%
Total Marketing & Events Group	18,170	18,507	(337)	(1.8)%
Travel & Recreation Group	(4,809)	(4,912)	103	(2.1)%
Segment operating income	$13,361	$13,595	$(234)	(1.7)%
Marketing & Events Group
U.S. Segment. Revenue for the Marketing & Events U.S. segment was primarily impacted by positive show rotation of $38 million and increases in base same-show revenue of 3.9 percent, which more than offset the loss of the International Consumer Electronics Show. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year. Base same-shows represented 45 percent of Marketing & Events U.S. segment revenue in the first quarter of 2014. The improvement in operating income on relatively flat revenue was primarily driven by continued cost structure improvements and lower accruals for performance-based incentives.
International Segment. Revenue for the Marketing & Events International segment was affected by exchange rate variances, which had a favorable impact on revenue of $1.1 million and segment operating income of $48,000, as compared to the first quarter of 2013. Excluding exchange rate variances, revenue decreased by $2.4 million, or 4.0 percent, and segment operating income decreased by $2.1 million, or 48.3 percent. These decreases were primarily driven by negative show rotation revenue of approximately $3 million as well as changes in the mix of business.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.
For the 2014 full year, management expects U.S. base same-show revenue to increase at a low-to mid-single digit rate and show rotation to have a net positive impact on full year revenue of approximately $60 million. Additionally, management anticipates that foreign currency exchange rate variances versus 2013 will not have a meaningful impact on the Marketing & Events Group’s 2014 full year revenue and segment operating income. Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued efforts to more effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning that reduces the ratio of labor costs to revenue. For the 2014 full year, management is targeting a 30 basis point improvement, as compared to 2013 in the labor-to-revenue ratio on a U.S. base same-show basis, excluding three shows that had changes in scope of work and reduced move-in schedules. The Company continues to develop and enhance tools to support and systematize show site labor planning, measurement and benchmarking. Additionally, management is continuing to evaluate opportunities to reduce the physical footprint and the overhead associated with the U.S. warehousing operations.

The Marketing & Events Group is subject to multiple collective-bargaining agreements that affect labor costs, about one-third of which expire each year. The Company entered into new showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties and is working diligently to resolve those issues in a manner that will be reasonable and equitable to employees, customers, and shareholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.
Travel & Recreation Group
Results for the Travel & Recreation Group segment were affected by exchange rate variances, which had an unfavorable impact on revenue of $614,000 and a favorable impact on segment operating loss of $243,000, as compared to the first quarter of 2013. Excluding exchange rate variances, revenue increased by $34,000, or 0.4 percent, and segment operating loss increased by $140,000, or 2.9 percent.
The following table provides Travel & Recreation Group revenue by line of business for the three months ended March 31:

(in thousands)	2014	2013	Change
Revenue:
Hospitality	$3,142	$3,017	$125	4.1%
Transportation	2,664	2,951	(287)	(9.7)%
Attractions	1,511	1,841	(330)	(17.9)%
Package tours	652	723	(71)	(9.8)%
Intra-segment eliminations & other	(151)	(134)	(17)	12.7%
Total	$7,818	$8,398	$(580)	(6.9)%
Revenue. The decrease in revenue at the Travel & Recreation Group was primarily driven by attractions and transportation. The revenue decline from attractions was due to a lower number of passengers as compared to prior year at the Banff Gondola attraction as a result of unfavorable weather conditions and the timing of the Easter holiday weekend. Transportation revenue decreased as compared to prior year as a result of reduced charter business. These decreases were partially offset by revenue growth from hospitality that was mainly due to improved results at Grouse Mountain Lodge.
Performance Measures. Management uses the following key business metrics to evaluate the Travel & Recreation Group hospitality business: revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy. These metrics are commonly used in the hospitality industry to measure performance.
Revenue per Available Room. RevPAR is calculated as total rooms revenue divided by the total number of room nights available for all comparable Travel & Recreation Group hospitality properties during the period. Total rooms revenue does not include non-rooms revenue, which consists of ancillary revenue generated by hospitality properties, such as food and beverage and retail revenue. RevPAR measures the period-over-period change in rooms revenue for comparable hospitality properties. RevPAR is affected by average daily rate and occupancy, which have different implications on profitability.
Average Daily Rate. ADR is calculated as total rooms revenue divided by the total number of room nights sold for all comparable Travel & Recreation Group hospitality properties during the period. ADR is used to assess the pricing levels that the hospitality properties are able to generate. Increases in ADR at hospitality properties lead to increases in rooms revenue with no substantial effect on variable costs, therefore having a greater impact on margins than increases in occupancy.
Occupancy. Occupancy is calculated as the total number of room nights sold divided by the total number of room nights available for all comparable Travel & Recreation Group hospitality properties during the period. Occupancy measures the utilization of the available capacity at the hospitality properties. Increases in occupancy result in increases in rooms revenue and additional variable operating costs (including housekeeping services, utilities and room amenity costs), as well as increased ancillary non-rooms revenue (including food and beverage and retail revenue).
Management evaluates the performance of the Travel & Recreation Group attractions business utilizing the number of passengers and total attractions revenue per passenger. The number of passengers allows management to assess the volume of visitor activity at each attraction during the period. Total attractions revenue per passenger is calculated as total attractions revenue divided by the total number of passengers at all Travel & Recreation Group attractions during the period. Total attractions revenue includes ticket sales and ancillary revenue generated by attractions, such as food and beverage and retail revenue. Total attractions revenue per passenger measures the total spend per visitor that attraction properties are able to capture, which is important to the profitability of the attractions business.
The following table provides Travel & Recreation Group same-store key performance indicators for the three months ended March 31, 2014 and 2013. The same-store metrics below indicate the performance of all Travel & Recreation Group properties that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the positive or negative effects that result from translating. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	2014	2013	Change
Hospitality:
Room nights available	39,600	39,600	—
RevPAR	$48	$40	20.0%
ADR	$88	$85	3.5%
Occupancy	54.9%	47.3%	16.1%
Attractions:
Passengers	36,883	43,853	(15.9)%
Total attractions revenue per passenger	$41	$39	5.1%

Hospitality. The increase in RevPAR reflects improvement across all three year-round properties (Grouse Mountain Lodge, Mount Royal Hotel and Banff International Hotel). Grouse Mountain Lodge experienced particularly strong growth in both ADR and occupancy driven by the Company’s refresh initiatives in 2012 and 2013.
Attractions. The number of passengers decreased at the Banff Gondola as compared to 2013 due to unfavorable weather conditions and the Easter holiday weekend visitor traffic moving from March in 2013 to April in 2014. The revenue per passenger increase was mainly driven by higher ticket prices and higher average visitor spend on retail as well as food and beverage at the Banff Gondola.
For the 2013 full year, approximately 75 percent of revenue and 88 percent of segment operating income generated in the Travel & Recreation Group segment were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar, as compared to other currencies, could adversely affect customer volumes, revenue and segment operating income for the Travel & Recreation Group. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.
Management anticipates that foreign currency exchange rate variances versus 2013 will have an unfavorable impact on the Travel & Recreation Group’s 2014 full year revenue of approximately $6 million. Also, management anticipates the four acquisitions completed by Viad since the beginning of 2011 will generate approximately $27 million in revenue in 2014 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenue) of approximately 34 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to realize continued revenue growth and expanding Adjusted EBITDA margins in future years.
Corporate Activities. Corporate activities expense of $2.0 million in the first quarter 2014 increased from $806,000 in the first quarter of 2013. This increase was primarily due to the timing of certain legal, consulting and other expenses.
Restructuring Charges. Viad recorded net restructuring charges of $211,000 in the first quarter of 2014, as compared to $720,000 in the first quarter of 2013. The charges primarily related to the elimination of certain positions in the Marketing & Events Group.
Income Taxes. The effective tax rate for the first quarter of 2014 was 15.6 percent, as compared to 30.5 percent for the first quarter of 2013. The low rate for the first quarter of 2014, as compared to the statutory rate of 35 percent, was due to the projected utilization of additional foreign tax credit carryforwards due to 2014 projections and certain other adjustments related to deferred taxes.

Discontinued Operations. On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 totaling $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.6 million and an after-tax gain of $15.2 million which was recorded as income from discontinued operations. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations. Accordingly, for the 2013 full year, approximately $19 million in revenue and $4 million in operating income will be reclassified as discontinued operations.
Glacier Park continues to generate revenue from the five properties it owns: St. Mary Lodge in St. Mary, Montana; Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta; and Motel Lake McDonald, which is located inside Glacier National Park. Glacier Park also continues to operate the food and beverage services with respect to these properties and the retail shops located near Glacier National Park. The five properties Glacier Park currently owns contain more than one-half of the rooms that Glacier Park operated in 2013.
Liquidity and Capital Resources
Cash and cash equivalents were $47.3 million as of March 31, 2014, as compared to $45.8 million as of December 31, 2013. During the first quarter of 2014, the Company generated net cash flow from operating activities of $25.2 million primarily from the results of continuing operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of March 31, 2014, the Company had $25.5 million of its cash and cash equivalents held outside of the United States. Of the total amount, $16.9 million was held in Canada, $5.5 million in the United Kingdom, $2.1 million in Germany and $1.0 million in the United Arab Emirates. There are certain historical earnings related to its Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of March 31, 2014 that would result assuming all foreign cash balances were repatriated to the United States would be approximately $400,000.
Cash Flows
Operating Activities

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$24,419	$7,790
Depreciation and amortization	6,817	6,860
Deferred income taxes	9,109	3,275
(Income) loss from discontinued operations	(15,238)	485
Other non-cash items	1,122	3,650
Changes in assets and liabilities	(1,059)	(27,635)
Net cash provided by (used in) operating activities	$25,170	$(5,575)
Three Months Ended March 31, 2014 - The changes in assets and liabilities primarily consisted of a $36.4 million increase in accounts receivable, offset by an increase in accounts payable of $36.6 million. These changes reflect the increase and timing of revenue at the Marketing & Events Group during 2014 as compared to activity occurring at the end of 2013.
Three Months Ended March 31, 2013 - The changes in assets and liabilities primarily consisted of an increase in accounts receivable of $22.6 million and decreases in accrued compensation of $11.0 million and customer deposits of $8.4 million, partially offset by an increase in accounts payable of $12.4 million. The change in accrued compensation reflects performance-based incentive payouts in the 2013 quarter. The remaining changes referenced above reflect the increase and timing of revenue at the Marketing & Events Group during the three months ended March 31, 2013 as compared to activity occurring at the end of 2012.

Investing Activities

	Three Months Ended March 31,
(in thousands)	2014	2013
Capital expenditures	$(5,516)	$(8,320)
Acquisition of business, net of cash acquired	—	(647)
Proceeds from possessory interest - discontinued operations	25,000	—
Proceeds from disposition of property and other assets	403	173
Net cash provided by (used in) investing activities	$19,887	$(8,794)
Three Months Ended March 31, 2014 - Cash used in investing activities was driven by $25.0 million received for the Company’s possessory interest at Glacier Park partially offset by $5.5 million of capital expenditures primarily related to rental inventory, leasehold improvements and equipment and computer hardware at the Marketing & Events U.S. segment as well as computer software and leasehold improvements at the Travel & Recreation Group.
Three Months Ended March 31, 2013 - Cash used in investing activities primarily consisted of $8.3 million used for capital expenditures primarily related to the construction of the Glacier Skywalk at the Travel & Recreation Group as well as equipment and computer hardware at the Marketing & Events U.S. segment.
Financing Activities

	Three Months Ended March 31,
(in thousands)	2014	2013
Payments on debt and capital lease obligations	$(20,238)	$(483)
Proceeds from borrowings	10,000	—
Dividends paid on common stock	(32,517)	(2,034)
Common stock purchased for treasury	(1,042)	(1,187)
Other	1,442	913
Net cash used in financing activities	$(42,355)	$(2,791)
Three Months Ended March 31, 2014 - Cash used in financing activities primarily consisted of $32.5 million used for payments of quarterly dividends and a special cash dividend on common stock and net debt payments of $10.2 million. On January 24, 2014, Viad announced that its Board of Directors declared a special cash dividend of $1.50 per share to shareholders, which was paid on February 14, 2014.
Three Months Ended March 31, 2013 - Cash used in financing activities primarily consisted of $2.0 million used for payments of quarterly dividends on common stock and $1.2 million used for the repurchase of common stock for treasury.
Debt and Capital Lease Obligations
Viad’s total debt as of March 31, 2014 and December 31, 2013 was $1.7 million and $11.7 million, respectively. The debt-to-capital ratio was 0.005 to 1 and 0.032 to 1 as of March 31, 2014 and December 31, 2013, respectively. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of March 31, 2014, Viad’s total debt of $1.7 million consisted entirely of capital lease obligations. As of March 31, 2014, Viad had $128.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million.

Borrowings under the Credit Facility (of which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2014, Viad was in compliance with all covenants.
As of March 31, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2014 would be $11.8 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Share Repurchases
Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended March 31, 2014 and 2013 and as of March 31, 2014, 1,030,438 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. Subsequent to March 31, 2014 and prior to the filing of this quarterly report, during the period from April 30, 2014 through May 8, 2014, the Company repurchased approximately 220,000 shares on the open market at a total cost of $5.1 million. In addition, during the three months ended March 31, 2014 and 2013, the Company repurchased 44,358 shares for $1.0 million and 44,606 shares for $1.2 million, respectively, related to tax withholding requirements on vested share-based awards.
Critical Accounting Policies and Estimates
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of critical accounting policies and estimates.
Impact of Recent Accounting Pronouncements:
For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, refer to Note 1, Basis of Presentation and Principles of Consolidation, in Item 1, Financial Statements.
Forward-Looking Statements:
As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2013 Annual Report.

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
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $24.1 million and $30.8 million as of March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, unrealized foreign currency translation losses of $6.7 million and $6.1 million, respectively, were recorded in other comprehensive income.
In addition, for purposes of consolidation, the revenue, expenses, gains and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results.
The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s significant international operations for the three months ended March 31:

	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2014	2013
Marketing & Events Group:
Canada	$0.89	$0.95	$(88)
United Kingdom	$1.67	$1.54	138
Germany	$1.36	$1.33	(2)
Total Marketing & Events Group:			48
Travel & Recreation Group:
Canada	$0.91	$0.99	243
Total			$291
Viad’s operating results at the Marketing & Events Group were primarily impacted by the strengthening of the British pound relative to the U.S. dollar. Viad’s operating results at the Travel & Recreation Group were impacted by the weakening of the Canadian dollar relative to the U.S. dollar on a seasonal operating loss. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2014, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 18, Litigation, Claims, Contingencies and Other, in Part I, Item 1, Financial Statements, for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item 1A, Risk Factors of Part I and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the first quarter of 2014 by Viad from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards. The table also reflects that no shares of Viad common stock were repurchased on the open market as part of a repurchase program.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 2014	43,992	23.47	—	1,030,438
March 2014	366	25.07	—	1,030,438
Total	44,358	23.49	—	1,030,438
 (1) Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended March 31, 2014 and as of March 31, 2014, 1,030,438 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. Subsequent to March 31, 2014 and prior to the filing of this quarterly report, during the period from April 30, 2014 through May 8, 2014, the Company repurchased approximately 220,000 shares on the open market at a total cost of $5.1 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit #	Exhibit Description
31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIAD CORP
(Registrant)

May 9, 2014	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)