Form 10-Q
period 2014-06-30
VIAD CORP
filed 2014-08-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 20,035,239 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$40,231	$45,821
Accounts receivable, net of allowance for doubtful accounts of $1,160 and $877, respectively	92,930	61,197
Inventories	40,018	27,993
Deferred income taxes	17,283	20,577
Other current assets	20,789	17,142
Total current assets	211,251	172,730
Property and equipment, net	183,468	190,330
Other investments and assets	35,018	35,026
Deferred income taxes	29,179	29,823
Goodwill	129,748	129,543
Other intangible assets, net	3,960	4,480
Total Assets	$592,624	$561,932
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$65,248	$40,941
Customer deposits	42,677	29,207
Accrued compensation	19,295	15,113
Other current liabilities	30,361	29,169
Current portion of debt and capital lease obligations	10,851	10,903
Total current liabilities	168,432	125,333
Long-term capital lease obligations	579	765
Pension and postretirement benefits	30,805	30,672
Other deferred items and liabilities	47,398	48,619
Total liabilities	247,214	205,389
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	584,177	590,862
Retained deficit	(56,304)	(50,393)
Unearned employee benefits and other	20	(21)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	479	429
Cumulative foreign currency translation adjustments	30,696	30,847
Unrecognized net actuarial loss and prior service credit, net	(11,222)	(11,259)
Common stock in treasury, at cost, 4,913,199 and 4,618,433 shares, respectively	(251,344)	(250,426)
Total Viad Corp stockholders’ equity	333,904	347,441
Noncontrolling interest	11,506	9,102
Total stockholders’ equity	345,410	356,543
Total Liabilities and Stockholders’ Equity	$592,624	$561,932
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Exhibition and event services	$185,486	$177,582	$417,269	$411,745
Exhibits and environments	41,100	42,231	87,140	84,829
Travel and recreation services	29,805	26,367	37,623	34,765
Total revenue	256,391	246,180	542,032	531,339
Costs and expenses:
Costs of services	200,635	193,546	430,217	424,271
Costs of products sold	41,620	41,179	84,318	82,018
Corporate activities	1,991	1,167	4,030	1,973
Interest income	(54)	(137)	(119)	(275)
Interest expense	309	323	607	619
Restructuring charges	1,365	773	1,576	1,493
Impairment charges	884	—	884	—
Total costs and expenses	246,750	236,851	521,513	510,099
Income from continuing operations before income taxes	9,641	9,329	20,519	21,240
Income tax expense	1,796	2,940	3,493	6,576
Income from continuing operations	7,845	6,389	17,026	14,664
Income (loss) from discontinued operations	(1,236)	(329)	14,002	(814)
Net income	6,609	6,060	31,028	13,850
Net (income) loss attributable to noncontrolling interest	133	193	(2,404)	468
Net income attributable to Viad	$6,742	$6,253	$28,624	$14,318
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.39	$0.32	$0.85	$0.74
Discontinued operations attributable to Viad common stockholders	(0.06)	(0.01)	0.56	(0.03)
Net income attributable to Viad common stockholders	$0.33	$0.31	$1.41	$0.71
Weighted-average outstanding and potentially dilutive common shares	20,149	20,159	20,262	20,177
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.39	$0.32	$0.85	$0.74
Discontinued operations attributable to Viad common stockholders	(0.06)	(0.01)	0.56	(0.03)
Net income attributable to Viad common stockholders	$0.33	$0.31	$1.41	$0.71
Weighted-average outstanding common shares	19,869	19,860	19,909	19,825
Dividends declared per common share	$0.10	$0.10	$1.70	$0.20
Amounts attributable to Viad common stockholders
Income from continuing operations	$7,978	$6,516	$17,290	$14,969
Income (loss) from discontinued operations	(1,236)	(263)	11,334	(651)
Net income	$6,742	$6,253	$28,624	$14,318
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$6,609	$6,060	$31,028	$13,850
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax(1)	41	(6)	50	55
Unrealized foreign currency translation adjustments, net of tax(1)	6,582	(5,295)	(151)	(11,423)
Amortization of net actuarial gain, net of tax(1)	127	180	255	361
Amortization of prior service credit, net of tax(1)	(126)	(140)	(218)	(280)
Comprehensive income	13,233	799	30,964	2,563
Comprehensive (income) loss attributable to noncontrolling interest	133	193	(2,404)	468
Comprehensive income attributable to Viad	$13,366	$992	$28,560	$3,031
(1) The tax effect on other comprehensive income (loss) is not significant.
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$31,028	$13,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,959	14,031
Deferred income taxes	8,521	6,371
(Income) loss from discontinued operations	(14,002)	814
Restructuring charges	1,576	1,493
Impairment charges	884	—
Gains on dispositions of property and other assets	(391)	(196)
Share-based compensation expense	1,503	2,367
Excess tax benefit from share-based compensation arrangements	(41)	(389)
Other non-cash items, net	3,271	2,739
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(32,150)	(21,851)
Inventories	(12,025)	4,389
Accounts payable	25,115	327
Restructuring liabilities	(3,001)	(2,341)
Accrued compensation	1,971	(11,130)
Customer deposits	13,470	(8,922)
Income taxes payable	889	415
Other assets and liabilities, net	(12,412)	(9,702)
Net cash provided by (used in) operating activities	28,165	(7,735)
Cash flows from investing activities
Proceeds from possessory interest—discontinued operations	25,000	—
Proceeds from dispositions of property and other assets	417	433
Capital expenditures	(13,404)	(15,705)
Acquisition of business, net of cash acquired	—	(647)
Net cash provided by (used in) investing activities	12,013	(15,919)
Cash flows from financing activities
Dividends paid on common stock	(34,534)	(4,066)
Payments on debt and capital lease obligations	(25,476)	(690)
Proceeds from borrowings	25,000	—
Common stock purchased for treasury	(11,610)	(1,252)
Excess tax benefit from share-based compensation arrangements	41	389
Proceeds from exercise of stock options	1,155	540
Net cash used in financing activities	(45,424)	(5,079)
Effect of exchange rate changes on cash and cash equivalents	(344)	(2,296)
Net change in cash and cash equivalents	(5,590)	(31,029)
Cash and cash equivalents, beginning of year	45,821	114,171
Cash and cash equivalents, end of period	$40,231	$83,142
Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,025	$4,299
Cash paid for interest	$501	$510
Property and equipment acquired under capital leases	$253	$462
Property and equipment purchases in accounts payable and accrued liabilities	$2,396	$4,441
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Marketing & Events Group
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for leading consumer brands, movie studios, shopping malls and other clients, as well as for museums and other venues.
Travel & Recreation Group
The Travel & Recreation Group consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk (opened May 2014), Banff Lake Cruise, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations. During 2013, Glacier Park, an 80 percent owned subsidiary of Viad, operated five lodges, three motor inns and one four-season resort hotel and provided food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park’s concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park expired on December 31, 2013. The ongoing operations of Glacier Park as of January 1, 2014 include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Motel Lake McDonald, an in-holding within Glacier National Park; and the Prince of Wales Hotel in Waterton Lakes National Park. Glacier Park also continues to operate the food and beverage operations and package tour and transportation services with respect to these properties and the retail shops located near Glacier National Park. On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (“West Glacier”). For additional information, refer to Note 21, Subsequent Event. Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
With regard to Glacier Park’s concession operations within Glacier National Park, refer to Note 20, Discontinued Operations, for further discussion.

Impact of Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-05, Service Concession Arrangements (Topic 853), related to the accounting for service concession arrangements between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure. The new guidance specifies that an entity should not account for a service concession arrangement that is within its scope as a lease. Furthermore, the guidance also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment of the operating entity. The guidance is effective for interim and annual periods beginning after December 15, 2014. The adoption of this new guidance is not expected to have a material impact on Viad’s financial condition or results of operations.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures. Under the standard, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, may be presented as discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014. The Company has not yet determined if the adoption of this new guidance will have a material impact on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. The Company has not yet determined if the adoption of this new guidance will have a material impact on its financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for our fiscal year beginning January 1, 2016 and early adoption is permitted. The Company has not yet determined if the adoption of this new guidance will have a material impact on its financial position or results of operations.
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Restricted stock	$759	$947	$1,413	$1,720
Performance unit incentive plan (“PUP”)	326	(339)	95	524
Restricted stock units	27	(66)	(5)	101
Stock options	—	6	—	22
Share-based compensation before income tax benefit	1,112	548	1,503	2,367
Income tax benefit	(417)	(230)	(569)	(903)
Share-based compensation, net of income tax benefit	$695	$318	$934	$1,464
For the three months ended June 30, 2014, Viad recorded share-based compensation expense of $0.2 million through restructuring expense. For the six months ended June 30, 2014, Viad recorded a reversal of share-based compensation expense of $0.1 million through restructuring expense.
On January 24, 2014, Viad announced that its Board of Directors declared a special cash dividend of $1.50 per share, or $30.5 million in the aggregate, which was paid on February 14, 2014. In accordance with the mandatory provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) and the 1997 Viad Corp Omnibus Incentive Plan, the Human Resources Committee of Viad’s Board of Directors approved equitable adjustments to the outstanding long-term incentive awards of stock options and PUP awards issued pursuant to those plans in order to prevent the special dividend from diluting the rights of participants under those plans. The equitable adjustment to the outstanding stock options reduced the exercise price and increased the number of shares of common stock underlying such options. The equitable adjustment to the PUP awards reflects the effect of the special dividend, but will be paid only if certain performance goals are met at the end of the 3-year performance period.
The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance, December 31, 2013	430,899	$22.78	299,768	$23.46	28,560	$22.91
Granted	83,300	23.95	123,300	23.71	6,700	24.95
Vested	(133,637)	22.67	(94,600)	23.01	(9,890)	23.45
Forfeited	(14,540)	21.87	(2,700)	27.35	(500)	27.32
Balance, June 30, 2014	366,022	23.13	325,768	23.65	24,870	23.16
As of June 30, 2014, the unamortized cost of all outstanding restricted stock awards was $3.6 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.0 years. During the six months ended June 30, 2014 and 2013, the Company repurchased 44,806 shares for $1.0 million and 47,160 shares for $1.3 million, respectively, related to tax withholding requirements on vested share-based awards. As of June 30, 2014, there were 915,868 total shares available for future grant in accordance with the provisions of the 2007 Plan.
As of June 30, 2014 and December 31, 2013, Viad had liabilities recorded of $3.0 million and $5.9 million, respectively, related to PUP awards. In March 2014, the PUP units granted in 2011 vested and cash payouts totaling $2.9 million were distributed. There were no PUP awards which vested during the six months ended June 30, 2013.
As of June 30, 2014 and December 31, 2013, Viad had aggregate liabilities recorded of $0.4 million and $0.7 million, respectively, related to restricted stock unit liability awards. In February 2014, portions of the 2009, 2010 and 2011 restricted stock unit awards vested and cash payouts totaling $0.2 million were distributed. Similarly, in February 2013 portions of the 2009 and 2010 restricted stock unit awards vested and cash payouts of $0.3 million were distributed.
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2013	314,323	$19.79	314,323
Exercised	(66,076)	18.53
Forfeited or expired	(18,522)	35.28
Award modification	17,865	N/A
Options outstanding at June 30, 2014	247,590	$17.82	247,590
As of June 30, 2014, there were no unrecognized costs related to non-vested stock option awards. As previously discussed, the equitable adjustment to the outstanding stock options resulting from the February 14, 2014 special cash dividend reduced the exercise price and increased the number of shares of common stock underlying such options as reflected on the “Award modification” line above.
Note 3. Acquisition of Business
On July 1, 2014, the Company aquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations. For additional information, refer to Note 21, Subsequent Event.

In February 2013, Viad acquired the assets of Resource Creative Limited (“RCL”) for $0.6 million in cash. RCL is a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events and retail markets throughout the United Kingdom and continental Europe. The purchase price is subject to certain adjustments, plus a deferred payment of up to approximately £0.2 million, which is contingent upon RCL’s achievement of certain net revenue targets between the acquisition date and December 31, 2014. RCL exceeded the first net revenue target for the period ended December 31, 2013 and, consequently, a deferred payment installment in the amount of $0.2 million (£0.1 million) was paid in March 2014.
Note 4. Inventories
The components of inventories consisted of the following as of the respective periods:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$16,091	$14,825
Work in process	23,927	13,168
Inventories	$40,018	$27,993
Note 5. Other Current Assets
Other current assets consisted of the following as of the respective periods:

(in thousands)	June 30, 2014	December 31, 2013
Income tax receivable	$3,407	$2,035
Prepaid software maintenance	3,027	1,946
Prepaid vendor payments	1,820	2,008
Assets held for sale	1,814	—
Prepaid rent	1,562	284
Prepaid insurance	794	2,260
Prepaid other	5,947	5,031
Other	2,418	3,578
Other current assets	$20,789	$17,142
Note 6. Property and Equipment, Net
Property and equipment consisted of the following as of the respective periods:

(in thousands)	June 30, 2014	December 31, 2013
Land and land interests	$23,599	$23,646
Buildings and leasehold improvements	133,334	139,889
Equipment and other	298,114	294,409
Gross property and equipment	455,047	457,944
Less: accumulated depreciation	(271,579)	(267,614)
Property and equipment, net	$183,468	$190,330
Depreciation expense for both the three months ended June 30, 2014 and 2013 was $6.9 million and for both the six months ended June 30, 2014 and 2013 was $13.4 million.
In the second quarter of 2014, Viad recorded impairment charges of $0.9 million at the Marketing & Events Group related to the write-off of certain internally developed software.

Note 7. Other Investments and Assets
Other investments and assets consisted of the following as of the respective periods:

(in thousands)	June 30, 2014	December 31, 2013
Cash surrender value of life insurance	$19,901	$19,690
Workers’ compensation insurance security deposits	3,350	3,350
Other	11,767	11,986
Other investments and assets	$35,018	$35,026
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended June 30, 2014 were as follows:

(in thousands)	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
Balance at December 31, 2013	$62,686	$22,611	$44,246	$129,543
Foreign currency translation adjustments	—	426	(221)	205
Balance at June 30, 2014	$62,686	$23,037	$44,025	$129,748
The following table summarizes goodwill by reporting unit and segment as of the respective periods:

(in thousands)	June 30, 2014	December 31, 2013
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	14,514	14,049
GES Canada	8,523	8,562
Total Marketing & Events Group	85,723	85,297
Travel & Recreation Group:
Brewster	40,841	41,062
Alaska Denali Travel	3,184	3,184
Total Travel & Recreation Group	44,025	44,246
Goodwill	$129,748	$129,543
A summary of other intangible assets as of June 30, 2014 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$5,629	$(3,028)	$2,601
Other	1,250	(351)	899
Total amortized intangible assets	6,879	(3,379)	3,500
Unamortized intangible assets:
Business licenses	460	—	460
Other intangible assets	$7,339	$(3,379)	$3,960

A summary of other intangible assets as of December 31, 2013 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$5,537	$(2,521)	$3,016
Other	1,280	(276)	1,004
Total amortized intangible assets	6,817	(2,797)	4,020
Unamortized intangible assets:
Business licenses	460	—	460
Other intangible assets	$7,277	$(2,797)	$4,480
Intangible asset amortization expense for both the three months ended June 30, 2014 and 2013 was $0.3 million and for both the six months ended June 30, 2014 and 2013 was $0.6 million. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
2014	$446
2015	$801
2016	$675
2017	$556
2018	$435
Thereafter	$587
Note 9. Other Current Liabilities
Other current liabilities consisted of the following as of the respective periods:

(in thousands)	June 30, 2014	December 31, 2013
Continuing operations:
Self-insured liability accrual	$6,777	$7,603
Accrued employee benefit costs	3,445	2,751
Accrued restructuring	2,781	3,877
Accrued dividends	2,127	2,192
Accrued professional fees	1,625	1,832
Accrued sales and use taxes	1,601	1,609
Deferred rent	1,295	1,558
Other	9,513	6,748
Total continuing operations	29,164	28,170
Discontinued operations:
Self-insured liability accrual	416	469
Environmental remediation liabilities	348	353
Other	433	177
Total discontinued operations	1,197	999
Other current liabilities	$30,361	$29,169

Note 10. Other Deferred Items and Liabilities
Other deferred items and liabilities consisted of the following as of the respective periods:

(in thousands)	June 30, 2014	December 31, 2013
Continuing operations:
Self-insured liability accrual	$18,066	$17,316
Accrued compensation	6,228	8,349
Foreign deferred tax liability	2,194	1,989
Accrued restructuring	1,645	1,919
Other	7,760	7,552
Total continuing operations	35,893	37,125
Discontinued operations:
Environmental remediation liabilities	4,550	4,666
Self-insured liability accrual	4,477	4,489
Accrued income taxes	1,115	1,085
Other	1,363	1,254
Total discontinued operations	11,505	11,494
Other deferred items and liabilities	$47,398	$48,619
Note 11. Debt and Capital Lease Obligations
Viad’s total debt as of June 30, 2014 and December 31, 2013 was $11.4 million and $11.7 million, respectively. The debt-to-capital ratio was 0.032 to 1 as of both June 30, 2014 and December 31, 2013. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of June 30, 2014, Viad’s total debt of $11.4 million consisted of a $10.0 million revolver borrowing on the Credit Facility and $1.4 million of capital lease obligations. As of June 30, 2014, Viad had $118.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million and the outstanding balance under the Credit Facility of $10.0 million.
Borrowings under the Credit Facility (under which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2014, Viad was in compliance with all covenants.
As of June 30, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2014 would be $10.0 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

The estimated fair value of total debt was $11.3 million and $11.5 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
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
Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$618	$618	$—	$—
Other mutual funds	2,619	2,619	—	—
Total assets at fair value	$3,237	$3,237	$—	$—
		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,023	2,023	—	—
Total assets at fair value	$2,141	$2,141	$—	$—
As of June 30, 2014 and December 31, 2013, Viad had investments in money market mutual funds of $0.6 million and $0.1 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of both June 30, 2014 and December 31, 2013, Viad had investments in other mutual funds of $2.6 million and $2.0 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of June 30, 2014 and December 31, 2013, there were unrealized gains of $0.8 million ($0.5 million after-tax) and $0.7 million ($0.4 million after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11, Debt and Capital Lease Obligations.

Note 13. Stockholders' Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2014 and 2013:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	$347,441	$9,102	$356,543
Net income	28,624	2,404	31,028
Dividends on common stock	(34,534)	—	(34,534)
Common stock purchased for treasury	(11,610)	—	(11,610)
Employee benefit plans	4,004	—	4,004
Unrealized foreign currency translation adjustment	(151)	—	(151)
Unrealized gain on investments	50	—	50
ESOP allocation adjustment	44	—	44
Other	36	—	36
Balance at June 30, 2014	$333,904	$11,506	$345,410

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2012	$388,061	$8,971	$397,032
Net income (loss)	14,318	(468)	$13,850
Dividends on common stock	(4,066)	—	$(4,066)
Common stock purchased for treasury	(1,252)	—	$(1,252)
Employee benefit plans	2,717	—	$2,717
Unrealized foreign currency translation adjustment	(11,423)	—	$(11,423)
Unrealized gain on investments	55	—	$55
Prior service credit and net actuarial loss	81	—	$81
ESOP allocation adjustment	500	—	$500
Other	(1)	—	$(1)
Balance, June 30, 2013	$388,990	$8,503	$397,493
Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Service Credit	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$429	$30,847	$(11,259)	$20,017
Other comprehensive income before reclassifications	75	(151)	—	(76)
Amounts reclassified from AOCI, net of tax	(25)	—	37	12
Net other comprehensive income (loss)	50	(151)	37	(64)
Balance at June 30, 2014	$479	$30,696	$(11,222)	$19,953

The following table presents information about reclassification adjustments out of AOCI for the six months ended June 30:

			Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2014	2013
Unrealized gains on investments	$40	$57	Interest income
Tax effect	(15)	(21)	Income taxes
	$25	$36

Recognized net actuarial loss(1)	$(413)	$(584)
Amortization of prior service credit(1)	353	453
Tax effect	23	50	Income taxes
	$(37)	$(81)
(1) Amount included in pension expense. Refer to Note 16, Pension and Postretirement Benefits.
Note 14. Income Per Share
The following are the components of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income attributable to Viad (diluted)	$6,742	$6,253	$28,624	$14,318
Less: Allocation to non-vested shares	(124)	(142)	(546)	(338)
Net income allocated to Viad common stockholders (basic)	$6,618	$6,111	$28,078	$13,980
Basic weighted-average outstanding common shares	19,869	19,860	19,909	19,825
Additional dilutive shares related to share-based compensation	280	299	353	352
Diluted weighted-average outstanding shares	20,149	20,159	20,262	20,177
Income per share:
Basic income attributable to Viad common stockholders	$0.33	$0.31	$1.41	$0.71
Diluted income attributable to Viad common stockholders(1)	$0.33	$0.31	$1.41	$0.71
(1) Diluted income per share amount cannot exceed basic income per share.
There were 280,000 and 299,000 share-based compensation awards considered dilutive and included in the computation of diluted income per share for the three months ended June 30, 2014 and 2013, respectively. Additionally, there were 353,000 and 352,000 share-based compensation awards considered dilutive and included in the computation of diluted income per share for the six months ended June 30, 2014 and 2013, respectively. Options to purchase 29,000 and 48,000 shares of common stock were outstanding during the six months ended June 30, 2014 and 2013, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.
Note 15. Income Taxes
The effective tax rates for the six months ended June 30, 2014 and 2013 were 17.0 percent and 31.0 percent, respectively.
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
The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history. These tax credits are subject to a 10-year carryforward period and begin to expire in 2019. As of December 31, 2013, $10.9 million of the $12.4 million valuation allowance recorded was related to foreign tax credits. Based on projected 2014 operations, the Company is projecting the utilization of $2.1 million of additional foreign tax credit carryforwards to be used during 2014.
As noted above, Viad uses considerable judgment in forming a conclusion regarding the recoverability of its deferred tax assets. As a result, there are inherent uncertainties regarding the ultimate realization of these assets, which is primarily dependent upon Viad’s ability to generate sufficient taxable income in future periods. In future periods, it is reasonably possible that the relative weight of positive and negative evidence regarding the recoverability of Viad’s deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. If such a change in the valuation allowance were to occur, it would result in a change to income tax expense in the period the assessment was made.
Viad had liabilities, including interest and penalties, associated with uncertain tax positions for continuing operations of $1.3 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively. In addition, as of June 30, 2014 and December 31, 2013, Viad had liabilities, including interest and penalties, for uncertain tax positions relating to discontinued operations of $1.1 million. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of applicable federal tax benefit). The total liability associated with uncertain tax positions as of June 30, 2014 and December 31, 2013 was $2.4 million and $1.8 million, respectively, which was classified as both current and non-current liabilities. The Company expects the majority of the unrecognized tax benefits to be recognized by March 31, 2015.
Note 16. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended June 30, 2014 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$22	$30	$60	$46	$105	$134
Interest cost	266	261	201	173	160	175
Expected return on plan assets	(117)	(100)	—	—	(162)	(175)
Amortization of prior service credit	—	—	(148)	(225)	—	—
Recognized net actuarial loss	85	149	108	141	2	10
Net periodic benefit cost	$256	$340	$221	$135	$105	$144

The net periodic benefit cost of Viad’s pension and postretirement plans for the six months ended June 30, included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$45	$60	$94	$92	$209	$271
Interest cost	546	522	377	346	320	356
Expected return on plan assets	(220)	(200)	—	—	(323)	(355)
Amortization of prior service credit	—	—	(296)	(450)	—	—
Recognized net actuarial loss	204	298	209	282	5	20
Net periodic benefit cost	$575	$680	$384	$270	$211	$292
Viad expects to contribute $1.4 million to its funded pension plans, $0.9 million to its unfunded pension plans and $1.0 million to its postretirement benefit plans in 2014. During the six months ended June 30, 2014, Viad contributed $0.6 million to its funded pension plans, $0.4 million to its unfunded pension plans and $0.1 million to its postretirement benefit plans.
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
Other Restructurings
The Company has recorded restructuring charges primarily related to certain reorganization activities within the Travel & Recreation Group. These charges consist of severance and related benefits due to headcount reductions.
The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2013	$1,240	$3,565	$991	$5,796
Restructuring charges (recoveries)	1,726	—	(150)	1,576
Cash payments	(1,655)	(527)	(819)	(3,001)
Adjustment to liability	—	—	55	55
Balance at June 30, 2014	$1,311	$3,038	$77	$4,426
As of June 30, 2014, the liabilities related to severance and employee benefits are expected to be paid by the end of 2014. Additionally, the liability of $3.0 million related to future lease payments will be paid over the remaining lease terms at the Marketing & Events Group. Refer to Note 19, Segment Information, for information regarding restructuring charges by segment.
Note 18. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2014 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of June 30, 2014, Viad had recorded environmental remediation liabilities of $4.9 million related to previously sold operations.
As of June 30, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2014 would be $10.0 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2014, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.8 million as of June 30, 2014. Of this total, $12.5 million related to workers’ compensation liabilities, $1.0 million related to employee health benefits and the remaining $7.3 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $4.9 million as of June 30, 2014, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.4 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.7 million for the six months ended June 30, 2014.
In addition, as of June 30, 2014 Viad had recorded insurance liabilities of $5.0 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $1.7 million related to workers’ compensation liabilities and the remaining $3.3 million related to general liability claims. The Company has recorded these amounts in other deferred items and liabilities in Viad’s Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Marketing & Events Group:
U.S.	$168,839	$155,511	$390,234	$373,852
International	63,379	68,591	122,097	128,639
Intersegment eliminations	(5,632)	(4,289)	(7,922)	(5,917)
Total Marketing & Events Group	226,586	219,813	504,409	496,574
Travel & Recreation Group	29,805	26,367	37,623	34,765
Total revenue	$256,391	$246,180	$542,032	$531,339
Segment operating income (loss):
Marketing & Events Group:
U.S.	$5,124	$2,601	$20,975	$16,716
International	3,896	5,588	6,215	9,980
Total Marketing & Events Group	9,020	8,189	27,190	26,696
Travel & Recreation Group	5,116	3,266	307	(1,646)
Segment operating income	14,136	11,455	27,497	25,050
Corporate activities	(1,991)	(1,167)	(4,030)	(1,973)
Operating income	12,145	10,288	23,467	23,077
Interest income	54	137	119	275
Interest expense	(309)	(323)	(607)	(619)
Restructuring (charges) recoveries:
Marketing & Events U.S.	(244)	(318)	(206)	(124)
Marketing & Events International	(990)	(426)	(1,520)	(1,327)
Travel & Recreation Group	(135)	—	71	(13)
Corporate	4	(29)	79	(29)
Impairment charges:
Marketing & Events International	(884)	—	(884)	—
Income from continuing operations before income taxes	$9,641	$9,329	$20,519	$21,240

Note 20. Discontinued Operations
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.6 million for the Company’s possessory interest. The gain after-tax on the possessory interest was $14.3 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net (income) loss attributable to noncontrolling interest in Viad’s Condensed Consolidated Statements of Operations, respectively. The net book value of the remaining personal property assets held for sale at Glacier Park totals $1.8 million and these assets are included in other current assets in Viad’s Condensed Consolidated Balance Sheets at June 30, 2014.
The following summarizes Glacier Park’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Total revenue	$—	$3,134	$—	$3,138
Costs and expenses	(18)	(3,708)	(86)	(4,480)
Income (loss) from discontinued operations, before income taxes	(18)	(574)	(86)	(1,342)
Income tax benefit	18	245	38	528
Income (loss) from discontinued operations, net of tax	—	(329)	(48)	(814)
Gain (loss) on sale of discontinued operations, net of tax	(964)	—	14,322	—
Income (loss) from discontinued operations	(964)	(329)	14,274	(814)
(Income) loss from discontinued operations attributable to noncontrolling interest	—	66	(2,668)	163
Income (loss) from discontinued operations attributable to Viad	$(964)	$(263)	$11,606	$(651)
The following is a reconciliation of net income (loss) attributable to the noncontrolling interest for the six months ended June 30:

(in thousands)	2014	2013
Loss from continuing operations	$(264)	$(305)
Income (loss) from discontinued operations	2,668	(163)
Net income (loss) attributable to noncontrolling interest	$2,404	$(468)
In the second quarter of 2014, Viad also recorded a loss from discontinued operations, net of tax, of $0.3 million due to additional reserves related to certain liabilities associated with previously sold operations.
Note 21. Subsequent Event

On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations. The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the West entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee housing. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private inholding inside Glacier National Park with overnight accommodations, a gift shop and employee housing. The purchase price was $16.0 million in cash, subject to certain adjustments. The Company also purchased inventory necessary for the operation of the purchased business, including retail, food and beverage and gas station inventory, for $1.0 million, subject to certain adjustments.
In July 2014, Viad borrowed an additional $20.0 million on its Credit Facility for the acquisition of West Glacier and other operational needs.

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
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group provides a variety of immersive, entertaining attractions and brand-based experiences, sponsored events, mobile marketing and other branded entertainment and face-to-face marketing solutions for leading consumer brands, movie studios, shopping malls and other clients, as well as for museums and other venues.
The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk (opened May 2014), Banff Lake Cruise, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations. During 2013, Glacier Park, an 80 percent owned subsidiary of Viad, operated five lodges, three motor inns and one four-season resort hotel and provided food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park’s concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park expired on December 31, 2013. The ongoing operations of Glacier Park as of January 1, 2014 include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Motel Lake McDonald, an in-holding within Glacier National Park; and the Prince of Wales Hotel in Waterton Lakes National Park. Glacier Park also continues to operate the food and beverage operations and package tour and transportation services with respect to these properties and the retail shops located near Glacier National Park. On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (“West Glacier”). For additional information, refer to Note 21, Subsequent Event. Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
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
A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income attributable to Viad	$6,742	$6,253	$28,624	$14,318
Impairment charges	884	—	884	—
Interest expense	309	323	607	619
Income taxes	1,796	2,940	3,493	6,576
Depreciation and amortization	7,142	7,171	13,959	14,031
(Income) loss from discontinued operations	1,236	329	(14,002)	814
Noncontrolling interest	(26)	(67)	2,668	(183)
Adjusted EBITDA	$18,083	$16,949	$36,233	$36,175
The increase in Adjusted EBITDA of $1.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to an increase in segment operating income partially offset by increases in corporate activities expense and restructuring charges. The increase in Adjusted EBITDA of $0.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to an increase in segment operating income partially offset by an increase in corporate activities expense. Refer to “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
Financial Highlights
The following are financial highlights of the second quarter of 2014:

•
Total revenue was $256.4 million, as compared to $246.2 million in the second quarter of 2013. The increase in revenue was primarily driven by continued same-show growth and new business wins in the Marketing & Events Group U.S. segment, as well as an increase in the Travel & Recreation Group revenue mainly due to Brewster’s attractions.

•	Total segment operating income was $14.1 million, as compared to $11.5 million for the second quarter of 2013. The increase in segment operating income was primarily driven by higher revenue.

•	Diluted income per share from continuing operations was $0.33, as compared to $0.31 in the second quarter of 2013.

•
Loss from discontinued operations was $1.2 million, as compared to a loss of $0.3 million in the second quarter of 2013, primarily related to the expiration of Glacier Park’s concession contract with the Park Service on December 31, 2013. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business were reclassified as discontinued operations. The loss from discontinued operations for the three months ended June 30, 2014 related to the allocation of taxes to the possessory interest gain and additional reserves related to certain liabilities associated with previously sold operations.

•	Net income attributable to Viad was $6.7 million, as compared to $6.3 million in the second quarter of 2013.
Foreign Exchange Rate Variances
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

During the second quarter of 2014, foreign exchange rate variances resulted in increases in revenue of $1.7 million and decreases in operating income of $0.1 million, as compared to the second quarter of 2013. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results from Viad’s significant international operations for the three months ended June 30:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.92	$0.98	$(1,217)	$0.90	$0.98	$(138)
United Kingdom	$1.68	$1.53	3,920	$1.69	$1.53	247
Germany	$1.37	$1.30	251	$1.40	$1.31	(6)
Total Marketing & Events Group			2,954			103
Travel & Recreation Group:
Canada	$0.92	$0.97	(1,232)	$0.93	$0.96	(220)
Total			$1,722			$(117)
During the first six months of 2014, foreign exchange rate variances resulted in increases in revenue and segment operating income of $2.2 million and $0.2 million, respectively, as compared to the first six months of 2013. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results from Viad’s significant international operations for the six months ended June 30:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.91	$0.98	$(2,861)	$0.90	$0.97	$(226)
United Kingdom	$1.67	$1.54	6,448	$1.68	$1.53	386
Germany	$1.37	$1.31	422	$1.37	$1.32	(9)
Total Marketing & Events Group			4,009			151
Travel & Recreation Group:
Canada	$0.92	$0.97	(1,846)	$0.94	$0.88	23
Total			$2,163			$174
Viad’s operating results were primarily impacted by the strengthening of the British pound relative to the U.S. dollar and the weakening of the Canadian dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Analysis of Operating Results by Reportable Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2014	2013	Change		2014	2013		Change
Revenue:
Marketing & Events Group:
U.S.	$168,839	$155,511	$13,328	8.6%	$390,234	$373,852		$16,382	4.4%
International	63,379	68,591	(5,212)	(7.6)%	122,097	128,639		(6,542)	(5.1)%
Intersegment eliminations	(5,632)	(4,289)	(1,343)	(31.3)%	(7,922)	(5,917)		(2,005)	(33.9)%
Total Marketing & Events Group	226,586	219,813	6,773	3.1%	504,409	496,574		7,835	1.6%
Travel & Recreation Group	29,805	26,367	3,438	13.0%	37,623	34,765		2,858	8.2%
Total revenue	$256,391	$246,180	$10,211	4.1%	$542,032	$531,339		$10,693	2.0%
Segment operating income (loss):
Marketing & Events Group:
U.S.	$5,124	$2,601	$2,523	97.0%	$20,975	$16,716	20,975.0	$4,259	25.5%
International	3,896	5,588	(1,692)	(30.3)%	6,215	9,980	6,215.0	(3,765)	(37.7)%
Total Marketing & Events Group	9,020	8,189	831	10.1%	27,190	26,696	27,190.0	494	1.9%
Travel & Recreation Group	5,116	3,266	1,850	56.6%	307	(1,646)	307.0	1,953	118.7%
Segment operating income	$14,136	$11,455	$2,681	23.4%	$27,497	$25,050	27,497.0	$2,447	9.8%
Marketing & Events Group
Seasonality. Exhibition and event activity can vary significantly from quarter to quarter and year to year, depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). The rotation metric helps explain the show movement between quarters and years. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next.
U.S. Segment. For the second quarter of 2014, revenue and operating income for the Marketing & Events U.S. segment was primarily impacted by base same-show revenue growth of 4.9 percent, new business wins, and positive show rotation revenue of approximately $1 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year. Base same-shows represented 38 percent of Marketing & Events U.S. segment revenue in the second quarter of 2014. Operating income was also impacted by higher performance based incentives in the 2014 quarter.
For the first six months of 2014, revenue and operating income for the Marketing & Events U.S. segment was primarily impacted by positive show rotation of $39 million and increases in base same-show revenue of 4.3 percent, which more than offset the loss of the International Consumer Electronics Show during the first quarter. Base same-shows represented 42 percent of Marketing & Events U.S. segment revenue in the first six months of 2014.
International Segment. Revenue for the Marketing & Events International segment for the second quarter of 2014 was affected by exchange rate variances, which had a favorable impact on revenue and segment operating income of $3.0 million and $0.1 million, respectively, as compared to the second quarter of 2013. Excluding exchange rate variances, revenue decreased by $8.2 million, or 11.9 percent, and segment operating income decreased by $1.8 million, or 32.1 percent. These decreases were primarily driven by negative show rotation revenue of approximately $13 million due to the biennial Paris Airshow, partially offset by new business wins.
For the first six months of 2014, revenue and segment operating income for the Marketing & Events International segment were favorably impacted by exchange rate variances by $4.0 million and $0.2 million, respectively. Excluding exchange rate variances, revenue decreased by $10.6 million and segment operating income decreased by $3.9 million. These decreases were mainly due to negative show rotation revenue of approximately $16 million, partially offset by new business wins.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2014 full year, management expects U.S. base same-show revenue to increase at a low-to mid-single digit rate and show rotation to have a net positive impact on revenue of approximately $60 million. Additionally, management anticipates that foreign currency exchange rate variances versus 2013 will have a favorable impact on the Marketing & Events Group’s 2014 full year revenue of approximately $8 million and are not expected to have a meaningful impact on operating income.
Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued efforts to more effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning that reduces the ratio of labor costs to revenue. For the first six months of 2014, the labor-to-revenue ratio on a U.S. base same-show basis increased by 210 basis points as compared to the first six months of 2013 due to a number of events with unique circumstances. Improving this metric is a top priority of management and the Company continues to develop and enhance tools to support and systematize show site labor planning, measurement and benchmarking. Additionally, management is continuing to evaluate opportunities to reduce the physical footprint and the overhead associated with the U.S. warehousing operations.
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
Travel & Recreation Group
Seasonality. The Travel & Recreation Group segment experiences peak activity during the summer months. During 2013, 83 percent of its revenue was earned in the second and third quarters.
Results for the Travel & Recreation Group segment for the second quarter of 2014 were affected by exchange rate variances, which had an unfavorable impact on revenue and segment operating income of $1.2 million and $0.2 million, respectively, as compared to the second quarter of 2013. Excluding exchange rate variances, revenue increased by $4.7 million, or 17.7 percent, and segment operating income increased by $2.1 million, or 63.4 percent.
For the first six months of 2014, revenue for the Travel & Recreation Group segment was unfavorably impacted by exchange rate variances by $1.8 million and there was not a meaningful impact to segment operating income. Excluding exchange rate variances, revenue increased $4.7 million, or 13.5 percent, and segment operating income increased by $1.9 million, or 117.3 percent.
The following table provides Travel & Recreation Group revenue by line of business for the three and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2014	2013	Change		2014	2013	Change
Revenue:
Hospitality	$7,334	$7,748	$(414)	(5.3)%	$10,476	$10,765	$(289)	(2.7)%
Attractions	12,313	8,974	3,339	37.2%	13,824	10,815	3,009	27.8%
Package tours	6,153	5,317	836	15.7%	6,805	6,040	765	12.7%
Transportation	4,682	4,926	(244)	(5.0)%	7,346	7,877	(531)	(6.7)%
Intra-segment eliminations & other	(677)	(598)	(79)	13.2%	(828)	(732)	(96)	13.1%
Total	$29,805	$26,367	$3,438	13.0%	$37,623	$34,765	$2,858	8.2%
Revenue. The increases in revenue for the second quarter and first six months of 2014 were primarily driven by attractions and package tours. The improved results from attractions were primarily due to increased passenger counts at the Banff Gondola, the Columbia Icefield Glacier Adventure, and the Banff Lake Cruise, as well as the opening of the new Glacier Skywalk attraction. Package tours revenue increased as compared to the prior year as a result of higher group and individual business. These results were partially offset by decreases in revenue from hospitality and transportation. Although the seasonal properties opened successfully in the beginning of June, a few of these properties had a slower start due to unfavorable weather conditions. Glacier

Park results were impacted by unseasonably cold weather and the delayed opening of the Going to the Sun Road, which significantly reduced traffic to the St. Mary Lodge and Glacier Park Lodge. Alaska Denali Travel results were affected by flooding at the Denali Backcountry Lodge within Denali National Park at the end of June, which had an unfavorable impact on second quarter revenue of approximately $0.2 million. Transportation revenue decreased as compared to the prior year primarily as a result of unfavorable foreign exchange rate variances for Brewster and reduced business for the Denali Backcountry Adventure.
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
The following table provides Travel & Recreation Group same-store key performance indicators for the three and six months ended June 30, 2014 and 2013. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the positive or negative effects that result from translating. Management believes that this same-store constant currency basis provides better comparability between reporting periods. The same-store key performance indicators for attractions presented below exclude the metrics for the Glacier Skywalk attraction (opened May 2014) that does not have comparable results for the same periods in 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Hospitality:
Room nights available	55,410	57,017	(2.8)	95,010	96,617	(1.7)%
RevPAR	$82	$76	7.9%	$68	$62	9.7%
ADR	$132	$134	(1.5)%	$115	$116	(0.9)%
Occupancy	62.0%	56.9%	5.1%	59.0%	52.9%	6.1%
Attractions:
Passengers	285,052	223,261	27.7%	321,935	267,114	20.5%
Total attractions revenue per passenger	$38	$38	—%	$38	$38	—%

Hospitality. The increase in RevPAR for the second quarter and first six months of 2014 was primarily due to improved occupancy across all three Brewster properties (Mount Royal Hotel, Banff International Hotel, and Glacier View Inn) and Grouse Mountain Lodge. Grouse Mountain Lodge experienced strong growth in ADR and occupancy driven by the Company’s renovations in 2012 and 2013. Room nights available decreased in 2014 due to changes in seasonal opening dates of certain Glacier Park properties. Management schedules opening dates to optimize profitability based on anticipated travel patterns, and forecasted occupancy levels and operating expenses.
Attractions. The number of passengers increased for the second quarter and first six months of 2014 at all three Brewster attractions (Banff Gondola, Columbia Icefield Glacier Adventure and Banff Lake Cruise). The attractions benefited from record-breaking Easter holiday weekend visitor traffic, favorable weather conditions, and strong combination ticket sales with the Glacier Skywalk. The Banff Lake Cruise experienced a substantial increase in individual traffic as a result of implementing additional departure times in 2014.
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
Management anticipates that foreign currency exchange rate variances versus 2013 will have an unfavorable impact on the Travel & Recreation Group’s 2014 full year revenue and operating income of approximately $5 million and $1 million, respectively. Also, management anticipates the five acquisitions completed by Viad since the beginning of 2011 will generate approximately $30 million in revenue in 2014 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenue) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to realize continued revenue growth and expanding Adjusted EBITDA margins in future years.
Corporate Activities. Corporate activities expense of $2.0 million in the second quarter of 2014 increased from $1.2 million in the second quarter of 2013. The increase in corporate activities expense for the second quarter of 2014 was primarily related to higher 401(k) employer matching contributions expense and an increase in performance based compensation expense. The higher 401(k) expense was driven by the depletion of the Company’s common stock held in the Employee Stock Ownership Plan feature of the Company’s 401(k). Matching contributions are now funded from shares of Viad common stock, held in treasury which have a higher cost to the Company.
For the first six months of 2014, corporate activities expense was $4.0 million, as compared to $2.0 million for the same period of 2013. The increase in corporate activities expense for the first six months of 2014 was primarily related to higher 401(k) expense, mentioned above, as well as increases in certain legal, corporate development, consulting, and other expenses.
Restructuring Charges. Viad recorded net restructuring charges of $1.4 million in the second quarter of 2014, as compared to $0.8 million in the second quarter of 2013. For the first six months of 2014, restructuring charges were $1.6 million, as compared to $1.5 million for the same period of 2013. The charges primarily related to the elimination of certain positions in the Marketing & Events Group.
Impairment Charges. In the second quarter of 2014, Viad recorded impairment charges of $0.9 million at the Marketing & Events Group related to the write-off of certain internally developed software.
Income Taxes. The effective tax rate for the second quarter of 2014 was 18.6 percent, as compared to 31.5 percent for the second quarter of 2013. For the first six months of 2014, the effective tax rate was 17.0 percent, as compared to 31.0 percent for the same period of 2013. The decrease in the effective tax rates for the three and six months ended June 30, 2014 is primarily due to the projected release of a portion of the valuation allowance related to foreign tax credits and state NOL carryforwards and certain adjustments to deferred tax assets.
Discontinued Operations. On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 totaling $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $14.3 million which was recorded as income from discontinued operations. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations. Accordingly, for the 2013 full year, approximately $19 million in revenue and $4 million in operating income has been reclassified as discontinued operations.

Glacier Park continues to generate revenue from the five properties it owns: St. Mary Lodge in St. Mary, Montana; Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta; and Motel Lake McDonald, which is located inside Glacier National Park. Glacier Park also continues to operate the food and beverage operations and package tour and transportation services with respect to these properties and the retail shops located near Glacier National Park.
In the second quarter of 2014, Viad also recorded a loss from discontinued operations, net of tax, of $0.3 million due to additional reserves related to certain liabilities associated with previously sold operations.
Subsequent Event. On July 1, 2014, Viad completed the acquisition of the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations. This transaction expands Glacier Park’s share of rooms in the Glacier National Park area, making it the largest provider of overnight accommodations, food and beverage services, and retail operations in the market. The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the West entrance of Glacier National Park, along the Going to the Sun Road and adjacent to the West Glacier Amtrak station. Full-service amenities include the West Glacier Restaurant, West Glacier Mercantile, West Glacier Gift Shop, West Glacier Shirt Company, a gas station and employee housing. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private inholding inside Glacier National Park along McDonald Creek near Lake McDonald. In addition to overnight accommodations, the Apgar assets also include the Cedar Tree Gift Shop and employee housing.
Liquidity and Capital Resources
Cash and cash equivalents were $40.2 million as of June 30, 2014, as compared to $45.8 million as of December 31, 2013. During the second quarter of 2014, the Company generated net cash flow from operating activities of $28.2 million primarily from the results of continuing operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of June 30, 2014, the Company had $32.7 million of its cash and cash equivalents held outside of the United States. Of the total amount, $25.1 million was held in Canada, $4.8 million in the United Kingdom, $2.1 million in Germany and $0.7 million in the United Arab Emirates. There are certain earnings related to its Canadian operations that have historically been deemed permanently reinvested. As of June 30, 2014, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.9 million.
Cash Flows
Operating Activities

	Six Months Ended June 30,
(in thousands)	2014	2013
Net income	$31,028	$13,850
Depreciation and amortization	13,959	14,031
Deferred income taxes	8,521	6,371
(Income) loss from discontinued operations	(14,002)	814
Other non-cash items	6,802	6,014
Changes in assets and liabilities	(18,143)	(48,815)
Net cash provided by (used in) operating activities	$28,165	$(7,735)
Six Months Ended June 30, 2014 - The changes in assets and liabilities primarily consisted of increases of $32.2 million in receivables and $12.0 million in inventories, partially offset by increases in accounts payable and customer deposits of $25.1 million and $13.5 million, respectively. These changes reflect the increase and timing of revenue in the Marketing & Events Group during 2014 as compared to activity occurring at the end of 2013 and the opening of our seasonal properties and attractions in the Travel & Recreation Group.
Six Months Ended June 30, 2013 - The changes in assets and liabilities primarily consisted of an increase in receivables of $21.9 million and decreases in accrued compensation of $11.1 million and customer deposits of $8.9 million. The change in accrued compensation reflects performance-based incentive payouts in the 2013 period. The remaining changes referenced above reflect the increase and timing of revenue in the Marketing & Events Group during the six months ended June 30, 2013 as compared to activity occurring at the end of 2012.

Investing Activities

	Six Months Ended June 30,
(in thousands)	2014	2013
Proceeds from possessory interest - discontinued operations	$25,000	$—
Proceeds from disposition of property and other assets	417	433
Capital expenditures	(13,404)	(15,705)
Acquisition of business, net of cash acquired	—	(647)
Net cash provided by (used in) investing activities	$12,013	$(15,919)
Six Months Ended June 30, 2014 - Cash provided by investing activities was driven by $25.0 million received for the Company’s possessory interest at Glacier Park, partially offset by $13.4 million of capital expenditures primarily related to rental inventory, leasehold improvements and equipment and computer hardware at the Marketing & Events U.S. segment as well as computer software and leasehold improvements at the Travel & Recreation Group.
Six Months Ended June 30, 2013 - Cash used in investing activities primarily consisted of $15.7 million used for capital expenditures primarily related to the construction of the Glacier Skywalk at the Travel & Recreation Group as well as equipment and computer hardware at the Marketing & Events U.S. segment.
Financing Activities

	Six Months Ended June 30,
(in thousands)	2014	2013
Dividends paid on common stock	$(34,534)	$(4,066)
Payments on debt and capital lease obligations	(25,476)	(690)
Proceeds from borrowings	25,000	—
Common stock purchased for treasury	(11,610)	(1,252)
Other	1,196	929
Net cash used in financing activities	$(45,424)	$(5,079)
Six Months Ended June 30, 2014 - Cash used in financing activities primarily consisted of $34.5 million used for payments of quarterly dividends and a special cash dividend on common stock and $11.6 million used for the repurchase of common stock for treasury. On January 24, 2014, Viad announced that its Board of Directors declared a special cash dividend of $1.50 per share, which was paid on February 14, 2014.
Six Months Ended June 30, 2013 - Cash used in financing activities primarily consisted of $4.1 million used for payments of quarterly dividends on common stock and $1.3 million used for the repurchase of common stock for treasury.
Debt and Capital Lease Obligations
Viad’s total debt as of June 30, 2014 and December 31, 2013 was $11.4 million and $11.7 million, respectively. The debt-to-capital ratio was 0.032 to 1 as of both June 30, 2014 and December 31, 2013. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
In May 2011, Viad entered into an amended and restated revolving credit agreement (the “Credit Facility”). The Credit Facility provides for a $130 million revolving line of credit, which may be increased up to an additional $50 million under certain circumstances. The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of June 30, 2014, Viad’s total debt of $11.4 million consisted of a $10.0 million revolver borrowing on the Credit Facility and $1.4 million of capital lease obligations. As of June 30, 2014, Viad had $118.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million and the outstanding balance under the Credit Facility of $10.0 million. In July 2014, Viad borrowed an additional $20.0 million on its Credit Facility for the acquisition of West Glacier and other operational needs.

Borrowings under the Credit Facility (under which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2014, Viad was in compliance with all covenants.
As of June 30, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2014 would be $10.0 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Share Repurchases
Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the six months ended June 30, 2014, the Company repurchased 448,436 shares on the open market at a total cost of $10.6 million. There were no open market repurchases during the six months ended June 30, 2013. As of June 30, 2014, 582,002 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the six months ended June 30, 2014 and 2013, the Company repurchased 44,806 shares for $1.0 million and 47,160 shares for $1.3 million, respectively, related to tax withholding requirements on vested share-based awards.
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
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $30.7 million and $30.8 million as of June 30, 2014 and December 31, 2013, respectively. During the three and six months ended June 30, 2014, unrealized foreign currency translation gains of $6.6 million and losses of $0.2 million, respectively, were recorded in other comprehensive income. During the three and six months ended June 30, 2013, unrealized foreign currency translation losses of $5.3 million and $11.4 million, respectively, were recorded in other comprehensive income.
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
The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s significant international operations for the three months ended June 30:

	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.90	$0.98	$(138)	$0.90	$0.97	$(226)
United Kingdom	$1.69	$1.53	247	$1.68	$1.53	386
Germany	$1.40	$1.31	(6)	$1.37	$1.32	(9)
Total Marketing & Events Group:			103			151
Travel & Recreation Group:
Canada	$0.93	$0.96	(220)	$0.94	$0.88	23
Total			$(117)			$174
Viad’s operating results at the Marketing & Events Group were primarily impacted by the strengthening of the British pound relative to the U.S. dollar and the weakening of the Canadian dollar relative to the U.S. dollar. Viad’s operating results at the Travel & Recreation Group were impacted by the weakening of the Canadian dollar relative to the U.S. dollar on a seasonal operating loss. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.

Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2014, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 18, Litigation, Claims, Contingencies and Other, in Part I, Item 1, Financial Statements, for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
In April 2014, management announced that it had concluded the formal strategic review process described in Part I, Item 1A - Risk Factors of Viad’s Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the foregoing update and other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A - Risk Factors and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viad’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the second quarter of 2014 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2014	47	23.46	—	1,030,438
May 2014	325	23.35	402,339	628,099
June 2014	76	22.74	46,097	582,002
Total	448	23.48	448,436	582,002
 (1) Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the six months ended June 30, 2014, the Company repurchased 448,436 shares on the open market at a total cost of $10.6 million and as of June 30, 2014, 582,002 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.
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

VIAD CORP
(Registrant)

August 8, 2014	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)