Form 10-Q
period 2014-09-30
VIAD CORP
filed 2014-11-10
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 20,069,990 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$56,918	$45,821
Accounts receivable, net of allowance for doubtful accounts of $1,018 and $877, respectively	90,675	61,197
Inventories	36,852	27,993
Deferred income taxes	19,737	20,577
Other current assets	17,051	17,142
Total current assets	221,233	172,730
Property and equipment, net	198,583	190,330
Other investments and assets	34,743	35,026
Deferred income taxes	33,202	29,823
Goodwill	140,661	129,543
Other intangible assets, net	13,547	4,480
Total Assets	$641,969	$561,932
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$68,746	$40,941
Customer deposits	48,075	29,207
Accrued compensation	20,921	15,113
Other current liabilities	37,752	29,169
Current portion of debt and capital lease obligations	23,375	10,903
Total current liabilities	198,869	125,333
Long-term capital lease obligations	623	765
Pension and postretirement benefits	30,435	30,672
Other deferred items and liabilities	46,341	48,619
Total liabilities	276,268	205,389
Commitments and contingencies
Stockholders’ equity
Viad stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	583,437	590,862
Retained deficit	(28,525)	(50,393)
Unearned employee benefits and other	18	(21)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	412	429
Cumulative foreign currency translation adjustments	20,897	30,847
Unrecognized net actuarial loss and prior service credit, net	(11,291)	(11,259)
Common stock in treasury, at cost, 4,869,691 and 4,618,433 shares, respectively	(249,106)	(250,426)
Total Viad stockholders’ equity	353,244	347,441
Noncontrolling interest	12,457	9,102
Total stockholders’ equity	365,701	356,543
Total Liabilities and Stockholders’ Equity	$641,969	$561,932
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Exhibition and event services	$188,005	$126,744	$605,274	$538,489
Exhibits and environments	38,657	29,742	125,797	114,571
Travel and recreation services	73,140	63,681	110,763	98,446
Total revenue	299,802	220,167	841,834	751,506
Costs and expenses:
Costs of services	228,285	174,230	658,502	598,501
Costs of products sold	38,503	31,989	122,821	114,007
Gain on sale of facility and related land	—	(4,775)	—	(4,775)
Corporate activities	3,468	2,034	7,498	4,007
Interest income	(81)	(122)	(200)	(397)
Interest expense	462	286	1,069	905
Restructuring charges	238	639	1,814	2,132
Goodwill impairment charge	—	2,097	—	2,097
Impairment charges	—	952	884	952
Total costs and expenses	270,875	207,330	792,388	717,429
Income from continuing operations before income taxes	28,927	12,837	49,446	34,077
Income tax expense (benefit)	(2,623)	3,567	870	10,143
Income from continuing operations	31,550	9,270	48,576	23,934
Income (loss) from discontinued operations	(979)	3,478	13,023	2,664
Net income	30,571	12,748	61,599	26,598
Net income attributable to noncontrolling interest	(951)	(893)	(3,355)	(425)
Net income attributable to Viad	$29,620	$11,855	$58,244	$26,173
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.53	$0.44	$2.38	$1.17
Discontinued operations attributable to Viad common stockholders	(0.05)	0.14	0.50	0.12
Net income attributable to Viad common stockholders	$1.48	$0.58	$2.88	$1.29
Weighted-average outstanding and potentially dilutive common shares	19,954	20,191	20,174	20,188
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.53	$0.44	$2.38	$1.17
Discontinued operations attributable to Viad common stockholders	(0.05)	0.14	0.50	0.12
Net income attributable to Viad common stockholders	$1.48	$0.58	$2.88	$1.29
Weighted-average outstanding common shares	19,679	19,868	19,832	19,839
Dividends declared per common share	$0.10	$0.10	$1.80	$0.30
Amounts attributable to Viad common stockholders
Income from continuing operations	$30,756	$8,871	$48,046	$23,840
Income (loss) from discontinued operations	(1,136)	2,984	10,198	2,333
Net income	$29,620	$11,855	$58,244	$26,173
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$30,571	$12,748	$61,599	$26,598
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of tax(1)	(67)	62	(17)	117
Unrealized foreign currency translation adjustments, net of tax(1)	(9,799)	5,331	(9,950)	(6,092)
Amortization of net actuarial gain, net of tax(1)	183	150	438	511
Amortization of prior service credit, net of tax(1)	(252)	(140)	(470)	(420)
Comprehensive income	20,636	18,151	51,600	20,714
Comprehensive income attributable to noncontrolling interest	(951)	(893)	(3,355)	(425)
Comprehensive income attributable to Viad	$19,685	$17,258	$48,245	$20,289
(1) The tax effect on other comprehensive income (loss) is not significant.
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net income	$61,599	$26,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,853	21,303
Deferred income taxes	(1,291)	2,669
Income from discontinued operations	(13,023)	(2,664)
Restructuring charges	1,814	2,132
Impairment charges	884	3,049
Gain on sale of facility and related land	—	(4,775)
Gains on dispositions of property and other assets	(392)	(223)
Share-based compensation expense	1,562	3,569
Excess tax benefit from share-based compensation arrangements	(41)	(389)
Other non-cash items, net	7,689	3,603
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(29,933)	(12,173)
Inventories	(7,052)	(2,161)
Accounts payable	27,301	4,704
Restructuring liabilities	(4,268)	(3,771)
Accrued compensation	4,053	(8,768)
Customer deposits	18,267	(5,806)
Income taxes payable	4,273	2,115
Other assets and liabilities, net	(11,283)	(1,679)
Net cash provided by operating activities	82,012	27,333
Cash flows from investing activities
Proceeds from possessory interest and personal property—discontinued operations	28,000	—
Proceeds from dispositions of property and other assets	502	422
Capital expenditures	(21,898)	(26,927)
Acquisition of businesses, net of cash acquired	(40,775)	(647)
Proceeds from sale of facility and related land	—	12,696
Proceeds from sale of land - discontinued operations	—	1,645
Net cash used in investing activities	(34,171)	(12,811)
Cash flows from financing activities
Dividends paid on common stock	(36,374)	(6,095)
Payments on debt and capital lease obligations	(56,196)	(1,027)
Proceeds from borrowings	68,000	—
Common stock purchased for treasury	(11,631)	(1,294)
Excess tax benefit from share-based compensation arrangements	41	389
Proceeds from exercise of stock options	1,155	540
Net cash used in financing activities	(35,005)	(7,487)
Effect of exchange rate changes on cash and cash equivalents	(1,739)	(1,084)
Net change in cash and cash equivalents	11,097	5,951
Cash and cash equivalents, beginning of year	45,821	114,171
Cash and cash equivalents, end of period	$56,918	$120,122
Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,409	$4,299
Cash paid for interest	$880	$510
Property and equipment acquired under capital leases	$541	$462
Property and equipment purchases in accounts payable and accrued liabilities	$230	$4,441
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 7, 2014.
Nature of Business
Viad’s reportable segments consist of Marketing & Events U.S., Marketing & Events International (collectively, “Marketing & Events Group”) and the Travel & Recreation Group.
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
On September 16, 2014, the Company acquired Blitz Communications Group Limited and its affiliates (collectively, “Blitz”) for £15 million (approximately $24.4 million) in cash, subject to certain adjustments. Blitz, located in the United Kingdom, is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. For additional information, refer to Note 3, Acquisition of Businesses.
On October 7, 2014, the Company acquired onPeak LLC and Travel Planners, Inc. for a purchase price of $43.1 million and $33.9 million, respectively, in cash, subject to certain adjustments. For additional information, refer to Note 21, Subsequent Events.
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
During 2013, Glacier Park, an 80 percent owned subsidiary of Viad, operated five lodges, three motor inns and one four-season resort hotel and provided food and beverage operations, retail operations and tour and transportation services in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada. Glacier Park’s concession contract with the U.S. National Park Service (the “Park Service”) for Glacier National Park expired on December 31, 2013. The ongoing operations of Glacier Park as of January 1, 2014 include: Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; St. Mary Lodge in St. Mary, Montana; Motel Lake McDonald, an in-holding within Glacier National Park; and the Prince of Wales Hotel in Waterton Lakes National Park. Glacier Park also continues to operate the food and beverage operations and package tour and transportation services with respect to these properties and the retail shops located near Glacier National Park. With regard to Glacier Park’s concession operations within Glacier National Park, refer to Note 20, Discontinued Operations.

On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, “West Glacier”). The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee housing. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee housing. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million, subject to certain adjustments. For additional information, refer to Note 3, Acquisition of Businesses.
Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Impact of Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures. Under the standard, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, may be presented as discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014. The Company has not yet determined if the adoption of this new guidance will have a material impact on Viad’s financial condition or results of operations.

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
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Restricted stock	$653	$802	$2,066	$2,522
Performance unit incentive plan (“PUP”)	(600)	347	(505)	871
Restricted stock units	6	3	1	104
Stock options	—	50	—	72
Share-based compensation before income tax benefit	59	1,202	1,562	3,569
Income tax benefit	(17)	(445)	(587)	(1,326)
Share-based compensation, net of income tax benefit	$42	$757	$975	$2,243
For the three months ended September 30, 2014, Viad recorded share-based compensation expense of $0.2 million through restructuring expense. For the nine months ended September 30, 2014, Viad recorded a reversal of share-based compensation expense of $0.1 million through restructuring expense.
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
The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance, December 31, 2013	430,899	$22.78	299,768	$23.46	28,560	$22.91
Granted	89,800	23.81	123,300	23.71	6,700	24.95
Vested	(137,187)	22.59	(94,600)	23.01	(9,890)	23.45
Forfeited	(17,840)	22.13	(7,800)	24.93	(500)	27.32
Balance, September 30, 2014	365,672	23.14	320,668	23.66	24,870	23.16
As of September 30, 2014, the unamortized cost of all outstanding restricted stock awards was $3.0 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.0 years. During the nine months ended September 30, 2014 and 2013, the Company repurchased 45,711 shares for $1.1 million and 48,937 shares for $1.3 million, respectively, related to tax withholding requirements on vested share-based awards. As of September 30, 2014, there were 912,668 total shares available for future grant in accordance with the provisions of the 2007 Plan.
As of September 30, 2014 and December 31, 2013, Viad had liabilities recorded of $2.3 million and $5.9 million, respectively, related to PUP awards. In March 2014, the PUP units granted in 2011 vested and cash payouts totaling $2.9 million were distributed. There were no PUP awards that vested during the nine months ended September 30, 2013.
As of September 30, 2014 and December 31, 2013, Viad had aggregate liabilities recorded of $0.4 million and $0.7 million, respectively, related to restricted stock unit liability awards. In February 2014, portions of the 2009, 2010 and 2011 restricted stock unit awards vested and cash payouts totaling $0.2 million were distributed. Similarly, in February 2013 portions of the 2009 and 2010 restricted stock unit awards vested and cash payouts of $0.3 million were distributed.
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2013	314,323	$19.79	314,323
Exercised	(66,076)	18.53
Forfeited or expired	(18,522)	35.28
Award modification	17,865	N/A
Options outstanding at September 30, 2014	247,590	$17.82	247,590
As of September 30, 2014, there were no unrecognized costs related to non-vested stock option awards. As previously discussed, the equitable adjustment to the outstanding stock options resulting from the February 14, 2014 special cash dividend reduced the exercise price and increased the number of shares of common stock underlying such options as reflected on the “Award modification” line above.
Note 3. Acquisition of Businesses
Blitz
On September 16, 2014, the Company acquired Blitz, which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15 million (approximately $24.4 million) in cash, subject to certain adjustments.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, we have not yet finalized our purchase price allocation.

(in thousands)
Purchase price		$24,415
Cash acquired		(190)
Purchase price, net of cash acquired		$24,225

Fair value of net assets acquired:
Accounts receivable, net	$264
Inventory	433
Prepaid expenses	410
Property and equipment, net	5,892
Intangible assets	9,636
Total assets acquired	16,635
Accounts payable	1,232
Accrued liabilities	2,246
Customer deposits	199
Deferred tax liability	767
Revolving credit facility	488
Accrued dilapidations	589
Total liabilities acquired	5,521
Total fair value of net assets acquired		11,114
Excess purchase price over fair value of net assets acquired (“goodwill”)		$13,111
Under the acquisition method of accounting, the preliminary purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Marketing & Events International segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with our other businesses. The goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Blitz were $0.7 million and are included in corporate activities in Viad’s Condensed Consolidated Statements of Operations.
Identified intangible assets acquired in the Blitz acquisition totaled $9.6 million and consist of customer relationships, non-compete agreements and trade name. The weighted-average amortization period related to the intangible assets is approximately 7 years.
The results of operations of Blitz have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During 2014, revenues of $1.9 million and operating income of $0.4 million related to Blitz have been included in Viad’s Condensed Consolidated Statements of Operations.
West Glacier
On July 1, 2014, the Company acquired West Glacier. The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee housing. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee housing. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million, subject to certain adjustments. The working capital adjustment relates to the true up of certain current assets and liabilities.

The following table summarizes the recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, these amounts are subject to change within the measurement period as our fair value assessments are finalized.

(in thousands)
Purchase price paid as:
Cash		$16,544
Working capital adjustment payable		320
Total purchase price		16,864

Fair value of net assets acquired:
Prepaid expenses	$24
Inventory	1,374
Property and equipment, net	14,510
Intangible assets	189
Total assets acquired	16,097
Accrued liabilities	35
Customer deposits	402
Other liabilities	64
Total liabilities acquired	501
Total fair value of net assets acquired		15,596
Excess purchase price over fair value of net assets acquired (“goodwill”)		$1,268
Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Travel & Recreation Group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with our other businesses. The goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of West Glacier were $0.2 million and are included in corporate activities in Viad’s Condensed Consolidated Statements of Operations.
Identified intangible assets acquired in the West Glacier acquisition totaled $0.2 million and consist primarily of favorable lease contracts. The weighted-average amortization period related to the definite lived intangible assets is 3.6 years.
The results of operations of West Glacier have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During 2014, revenues of $4.5 million and operating income of $2.0 million related to West Glacier have been included in Viad’s Condensed Consolidated Statements of Operations.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming that the acquisitions above had each been completed on January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue	$302,362	$228,080	$856,462	$771,241
Depreciation and amortization	8,794	8,328	24,969	24,468
Income from continuing operations	31,003	8,787	47,427	22,562
Net income attributable to Viad	29,075	11,294	57,119	24,743
Diluted net income per share	1.45	0.56	2.82	1.22
Basic net income per share	1.45	0.56	2.82	1.22
Pro forma net income for the three and nine months ended September 30, 2014 was adjusted to exclude transaction costs associated with the acquisition of Blitz and West, which were $0.7 million and $0.2 million, respectively. These costs were included in the pro forma net income for the nine months ended September 30, 2013.
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
Note 4. Inventories
The components of inventories consisted of the following as of the respective periods:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$17,610	$14,825
Work in process	19,242	13,168
Inventories	$36,852	$27,993
Note 5. Other Current Assets
Other current assets consisted of the following as of the respective periods:

(in thousands)	September 30, 2014	December 31, 2013
Income tax receivable	$1,952	$2,035
Prepaid insurance	2,703	2,260
Prepaid software maintenance	2,434	1,946
Prepaid vendor payments	2,382	2,008
Prepaid rent	1,561	284
Prepaid other	3,623	5,031
Other	2,396	3,578
Other current assets	$17,051	$17,142

Note 6. Property and Equipment, Net
Property and equipment consisted of the following as of the respective periods:

(in thousands)	September 30, 2014	December 31, 2013
Land and land interests	$30,707	$23,646
Buildings and leasehold improvements	139,083	139,889
Equipment and other	322,719	294,409
Gross property and equipment	492,509	457,944
Less: accumulated depreciation	(293,926)	(267,614)
Property and equipment, net	$198,583	$190,330
Depreciation expense for the three months ended September 30, 2014 and 2013 was $7.7 million and $7.0 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $21.1 million and $20.4 million, respectively.
For the nine months ended September 30, 2014, Viad recorded impairment charges of $0.9 million at the Marketing & Events Group related to the write-off of certain internally developed software.
Note 7. Other Investments and Assets
Other investments and assets consisted of the following as of the respective periods:

(in thousands)	September 30, 2014	December 31, 2013
Cash surrender value of life insurance	$19,924	$19,690
Workers’ compensation insurance security deposits	3,350	3,350
Other	11,469	11,986
Other investments and assets	$34,743	$35,026
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows:

(in thousands)	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
Balance at December 31, 2013	$62,686	$22,611	$44,246	$129,543
Acquisition of Blitz	—	13,111	—	13,111
Acquisition of West Glacier	—	—	1,268	1,268
Foreign currency translation adjustments	—	(783)	(2,478)	(3,261)
Balance at September 30, 2014	$62,686	$34,939	$43,036	$140,661

The following table summarizes goodwill by reporting unit and segment as of the respective periods:

(in thousands)	September 30, 2014	December 31, 2013
Marketing & Events Group:
Marketing & Events U.S.	$62,686	$62,686
Marketing & Events International:
GES United Kingdom	26,816	14,049
GES Canada	8,123	8,562
Total Marketing & Events Group	97,625	85,297
Travel & Recreation Group:
Brewster	38,584	41,062
Glacier Park	1,268	—
Alaska Denali Travel	3,184	3,184
Total Travel & Recreation Group	43,036	44,246
Goodwill	$140,661	$129,543
A summary of other intangible assets as of September 30, 2014 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$13,138	$(3,000)	$10,138
Other	3,287	(338)	2,949
Total amortized intangible assets	16,425	(3,338)	13,087
Unamortized intangible assets:
Business licenses	460	—	460
Other intangible assets	$16,885	$(3,338)	$13,547
A summary of other intangible assets as of December 31, 2013 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$5,537	$(2,521)	$3,016
Other	1,280	(276)	1,004
Total amortized intangible assets	6,817	(2,797)	4,020
Unamortized intangible assets:
Business licenses	460	—	460
Other intangible assets	$7,277	$(2,797)	$4,480
Intangible asset amortization expense for the three months ended September 30, 2014 and 2013 was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $0.8 million and $0.9 million, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
2014	$944
2015	$2,741
2016	$2,462
2017	$1,983
2018	$1,398
Thereafter	$3,559

Note 9. Other Current Liabilities
Other current liabilities consisted of the following as of the respective periods:

(in thousands)	September 30, 2014	December 31, 2013
Continuing operations:
Self-insured liability accrual	$8,459	$7,603
Accrued employee benefit costs	3,979	2,751
Accrued sales and use taxes	3,594	1,609
Accrued dividends	2,115	2,192
Accrued restructuring	1,919	3,877
Pension and postretirement benefits liability	1,651	1,208
Accrued rebates	1,277	831
Accrued professional fees	1,005	1,832
Deferred rent	946	1,558
Other	11,639	4,709
Total continuing operations	36,584	28,170
Discontinued operations:
Self-insured liability accrual	403	469
Environmental remediation liabilities	356	353
Other	409	177
Total discontinued operations	1,168	999
Other current liabilities	$37,752	$29,169
Note 10. Other Deferred Items and Liabilities
Other deferred items and liabilities consisted of the following as of the respective periods:

(in thousands)	September 30, 2014	December 31, 2013
Continuing operations:
Self-insured liability accrual	$16,789	$17,316
Accrued compensation	6,090	8,349
Deferred rent income	2,949	3,022
Foreign deferred tax liability	2,076	1,989
Accrued restructuring	1,508	1,919
Other	5,586	4,530
Total continuing operations	34,998	37,125
Discontinued operations:
Environmental remediation liabilities	4,399	4,666
Self-insured liability accrual	4,442	4,489
Accrued income taxes	1,115	1,085
Other	1,387	1,254
Total discontinued operations	11,343	11,494
Other deferred items and liabilities	$46,341	$48,619
Note 11. Debt and Capital Lease Obligations
Viad’s total debt as of September 30, 2014 and December 31, 2013 was $24.0 million and $11.7 million, respectively. The debt-to-capital ratio was 0.062 to 1 and 0.032 to 1 as of September 30, 2014 and December 31, 2013, respectively. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.

In May 2011, Viad entered into an amended and restated $130 million revolving credit agreement (the “Credit Facility”). The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of September 30, 2014, Viad’s total debt of $24.0 million consisted of a $22.5 million revolver borrowing under the Credit Facility and $1.5 million of capital lease obligations. As of September 30, 2014, Viad had $106.2 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million and the outstanding balance under the Credit Facility of $22.5 million.
Effective October 10, 2014, Viad entered into an amendment (the “Amendment”) to the Company’s $130 million Credit Facility. The Company was able to exercise the accordion feature of the Credit Facility after the lenders committed an additional $50 million of credit on a pro rata basis. Accordingly, the Amendment increased the Company’s borrowing capacity under the Credit Facility from $130 million to $180 million. Refer to Note 21, Subsequent Events.
Borrowings under the Credit Facility (under which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2014, Viad was in compliance with all covenants.
As of September 30, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2014 would be $7.9 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $23.7 million and $11.5 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$6,618	$6,618	$—	$—
Other mutual funds	2,488	2,488	—	—
Total assets at fair value	$9,106	$9,106	$—	$—
		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,023	2,023	—	—
Total assets at fair value	$2,141	$2,141	$—	$—
As of September 30, 2014 and December 31, 2013, Viad had investments in money market mutual funds of $6.6 million and $0.1 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of September 30, 2014 and December 31, 2013, Viad had investments in other mutual funds of $2.5 million and $2.0 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of September 30, 2014 and December 31, 2013, there were unrealized gains of $0.7 million ($0.4 million after-tax) and $0.7 million ($0.4 million after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11, Debt and Capital Lease Obligations.

Note 13. Stockholders' Equity

The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2014 and 2013:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	$347,441	$9,102	$356,543
Net income	58,244	3,355	61,599
Dividends on common stock	(36,374)	—	(36,374)
Common stock purchased for treasury	(11,631)	—	(11,631)
Employee benefit plans	5,519	—	5,519
Unrealized foreign currency translation adjustment	(9,950)	—	(9,950)
Unrealized gain on investments	(17)	—	(17)
ESOP allocation adjustment	44	—	44
Other	(32)	—	(32)
Balance at September 30, 2014	$353,244	$12,457	$365,701

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2012	$388,061	$8,971	$397,032
Net income (loss)	26,173	425	$26,598
Dividends on common stock	(6,095)	—	$(6,095)
Common stock purchased for treasury	(1,294)	—	$(1,294)
Employee benefit plans	3,485	—	$3,485
Unrealized foreign currency translation adjustment	(6,092)	—	$(6,092)
Unrealized gain on investments	117	—	$117
Prior service credit and net actuarial loss	91	—	$91
ESOP allocation adjustment	850	—	$850
Balance at September 30, 2013	$405,296	$9,396	$414,692
Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Service Credit	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$429	$30,847	$(11,259)	$20,017
Other comprehensive income before reclassifications	15	(9,950)	—	(9,935)
Amounts reclassified from AOCI, net of tax	(32)	—	(32)	(64)
Net other comprehensive income (loss)	(17)	(9,950)	(32)	(9,999)
Balance at September 30, 2014	$412	$20,897	$(11,291)	$10,018

The following table presents information about reclassification adjustments out of AOCI for the nine months ended September 30:

			Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2014	2013
Unrealized gains on investments	$52	$72	Interest income
Tax effect	(20)	(27)	Income taxes
	$32	$45

Recognized net actuarial loss(1)	$(705)	$(827)
Amortization of prior service credit(1)	757	680
Tax effect	(20)	56	Income taxes
	$32	$(91)
(1) Amount included in pension expense. Refer to Note 16, Pension and Postretirement Benefits.
Note 14. Income Per Share
The following are the components of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income attributable to Viad (diluted)	$29,620	$11,855	$58,244	$26,173
Less: Allocation to non-vested shares	(538)	(264)	(1,098)	(605)
Net income allocated to Viad common stockholders (basic)	$29,082	$11,591	$57,146	$25,568
Basic weighted-average outstanding common shares	19,679	19,868	19,832	19,839
Additional dilutive shares related to share-based compensation	275	323	342	349
Diluted weighted-average outstanding shares	19,954	20,191	20,174	20,188
Income per share:
Basic income attributable to Viad common stockholders	$1.48	$0.58	$2.88	$1.29
Diluted income attributable to Viad common stockholders(1)	$1.48	$0.58	$2.88	$1.29
(1) Diluted income per share amount cannot exceed basic income per share.
There were 275,000 and 323,000 share-based compensation awards considered dilutive and included in the computation of diluted income per share for the three months ended September 30, 2014 and 2013, respectively. Additionally, there were 342,000 and 349,000 share-based compensation awards considered dilutive and included in the computation of diluted income per share for the nine months ended September 30, 2014 and 2013, respectively. Options to purchase 27,000 and 47,000 shares of common stock were outstanding during the nine months ended September 30, 2014 and 2013, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.
Note 15. Income Taxes
The effective tax rates for the nine months ended September 30, 2014 and 2013 were 1.8 percent and 29.8 percent, respectively.
The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The relatively low effective tax rates compared to the federal statutory rate of 35 percent were primarily due to foreign income which is taxed at lower rates. Additionally, 2014 was favorably impacted by the projected utilization of foreign tax credit carryforwards and the release of the related valuation allowance.
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
The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history and projected future domestic income. The foreign tax credits are subject to a 10-year carryforward period and begin to expire in 2019. As of December 31, 2013, $10.9 million of the $12.4 million was related to foreign tax credits. Based on the Company’s evaluation of all positive and negative evidence, it was determined to be more likely than not that the foreign tax credit carryforwards would be utilized before their expiration. Accordingly, the related valuation allowance was released during the third quarter of 2014. The positive evidence relied upon in making this assessment included the Company’s positive cumulative income position, the projected 2014 utilization of $5.4 million of foreign tax credit carryforwards, the history of utilizing all deferred tax assets including net operating losses, and future forecasts of domestic income.

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
Viad had liabilities, including interest and penalties, associated with uncertain tax positions for continuing operations of $1.3 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively. In addition, as of September 30, 2014 and December 31, 2013, Viad had liabilities, including interest and penalties, for uncertain tax positions relating to discontinued operations of $1.1 million. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of applicable federal tax benefit). The total liability associated with uncertain tax positions as of September 30, 2014 and December 31, 2013 was $2.4 million and $1.8 million, respectively, which was classified as both current and non-current liabilities. The Company expects the majority of the unrecognized tax benefits to be recognized by March 31, 2015.
Note 16. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended September 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$20	$—	$11	$25	$104	$134
Interest cost	263	251	140	152	158	175
Expected return on plan assets	(107)	(100)	—	—	(161)	(175)
Amortization of prior service credit	—	—	(149)	(227)	—	—
Recognized net actuarial loss	101	129	16	106	3	10
Net periodic benefit cost	$277	$280	$18	$56	$104	$144

The net periodic benefit cost of Viad’s pension and postretirement plans for the nine months ended September 30 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2014	2013	2014	2013	2014	2013
Service cost	$65	$60	$105	$117	$313	$405
Interest cost	809	773	517	498	478	531
Expected return on plan assets	(327)	(300)	—	—	(484)	(530)
Amortization of prior service credit	—	—	(445)	(677)	—	—
Recognized net actuarial loss	305	427	225	388	8	30
Net periodic benefit cost	$852	$960	$402	$326	$315	$436
Viad expects to contribute $1.4 million to its funded pension plans, $0.9 million to its unfunded pension plans and $1.0 million to its postretirement benefit plans in 2014. During the nine months ended September 30, 2014, Viad contributed $1.0 million to its funded pension plans, $0.6 million to its unfunded pension plans and $0.4 million to its postretirement benefit plans.
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
The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2013	$1,240	$3,565	$991	$5,796
Restructuring charges (recoveries)	2,030	10	(226)	1,814
Cash payments	(2,497)	(926)	(845)	(4,268)
Adjustment to liability	—	—	85	85
Balance at September 30, 2014	$773	$2,649	$5	$3,427
As of September 30, 2014, the liabilities related to severance and employee benefits are expected to be paid by the end of 2014. Additionally, the liability of $2.6 million related to future lease payments will be paid over the remaining lease terms at the Marketing & Events Group. Refer to Note 19, Segment Information, for information regarding restructuring charges by segment.
Note 18. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of September 30, 2014 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of September 30, 2014, Viad had recorded environmental remediation liabilities of $4.9 million related to previously sold operations.
As of September 30, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2014 would be $7.9 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2014, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $21.4 million as of September 30, 2014. Of this total, $12.8 million related to workers’ compensation liabilities, $1.2 million related to employee health benefits and the remaining $7.4 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $4.8 million as of September 30, 2014, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.4 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $3.5 million for the nine months ended September 30, 2014.
In addition, as of September 30, 2014 Viad had recorded insurance liabilities of $5.0 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $1.7 million related to workers’ compensation liabilities and the remaining $3.3 million related to general/auto liability claims. The Company has recorded these amounts in other deferred items and liabilities in Viad’s Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.
On December 31, 2013, Glacier Park’s concession contract to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Glacier Park generated approximately 47 percent of its 2013 revenue through its concession contract for services provided within Glacier National Park. Upon completion of the contract term, in January 2014, the Company received cash payments totaling $25.0 million for the Company’s “possessory interest,” which generally means the value of the structures acquired or constructed, fixtures installed and improvements made to the concession property at Glacier National Park during the term of the concession contract. In September 2014, the Company received $3.0 million in cash for the personal property Glacier Park used at the facilities covered by the concession contract.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Marketing & Events Group:
U.S.	$168,058	$120,503	$558,292	$494,355
International	64,199	40,335	186,296	168,974
Intersegment eliminations	(5,595)	(4,352)	(13,517)	(10,269)
Total Marketing & Events Group	226,662	156,486	731,071	653,060
Travel & Recreation Group	73,140	63,681	110,763	98,446
Total revenue	$299,802	$220,167	$841,834	$751,506
Segment operating income (loss):
Marketing & Events Group:
U.S.	$1,069	$(3,745)	$22,044	$12,971
International	1,297	(4,159)	7,512	5,821
Total Marketing & Events Group	2,366	(7,904)	29,556	18,792
Travel & Recreation Group	30,648	26,627	30,955	24,981
Segment operating income	33,014	18,723	60,511	43,773
Corporate activities	(3,468)	(2,034)	(7,498)	(4,007)
Operating income	29,546	16,689	53,013	39,766
Interest income	81	122	200	397
Interest expense	(462)	(286)	(1,069)	(905)
Restructuring (charges) recoveries:
Marketing & Events U.S.	(186)	(185)	(392)	(309)
Marketing & Events International	(128)	(434)	(1,648)	(1,761)
Travel & Recreation Group	(30)	(2)	41	(15)
Corporate	106	(18)	185	(47)
Impairment charges:
Marketing & Events International	—	(952)	(884)	(952)
Travel & Recreation Group	—	(2,097)	—	(2,097)
Income from continuing operations before income taxes	$28,927	$12,837	$49,446	$34,077

Note 20. Discontinued Operations
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.5 million for the Company’s possessory interest. The gain after-tax on the possessory interest was $12.6 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net income attributable to noncontrolling interest in Viad’s Condensed Consolidated Statements of Operations, respectively. In September 2014, the Company received $3 million in cash for the sale of the remaining personal property assets held for sale at Glacier Park. This resulted in a gain of approximately $0.7 million, net of tax, which was more than offset by the allocation of taxes to the possessory interest gain in the quarter.
The following summarizes Glacier Park’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Total revenue	$—	$16,306	$—	$19,444
Costs and expenses	(7)	(10,402)	(93)	(14,882)
Impairment charges	—	(2,364)	—	(2,364)
Restructuring charges	—	(75)	—	(75)
Income (loss) from discontinued operations, before income taxes	(7)	3,465	(93)	2,123
Income tax (expense) benefit	7	(990)	45	(462)
Income (loss) from discontinued operations, net of tax	—	2,475	(48)	1,661
Gain (loss) on sale of discontinued operations, net of tax	(979)	—	13,343	—
Income (loss) from discontinued operations	(979)	2,475	13,295	1,661
Income from discontinued operations attributable to noncontrolling interest	(157)	(494)	(2,825)	(331)
Income (loss) from discontinued operations attributable to Viad	$(1,136)	$1,981	$10,470	$1,330
For the three and nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $4.5 million representing all goodwill at the Glacier Park reporting unit, of which $2.1 million relates to continuing operations and $2.4 million relates to discontinued operations. Additionally, for the three and nine months ended September 30, 2013, the Company recorded other asset impairment charges of $1.0 million at the Marketing & Events Group related to the write-off of a touring exhibition asset and amounts capitalized for internally developed software.
The following is a reconciliation of net income attributable to the noncontrolling interest for the nine months ended September 30:

(in thousands)	2014	2013
Income from continuing operations	$530	$94
Income from discontinued operations	2,825	331
Net income attributable to noncontrolling interest	$3,355	$425
For the nine months ended September 30, 2014, Viad recorded a loss from discontinued operations, net of tax, of $0.3 million due to additional reserves related to certain liabilities associated with previously sold operations. For the three and nine months ended September 30, 2013, Viad recorded income from discontinued operations, net of tax, of $1.0 million related to the sale of certain land located in Utah associated with previously sold operations.
Note 21. Subsequent Events
On October 7, 2014, the Company acquired onPeak LLC and Travel Planners, Inc. for a purchase price of $43.1 million and $33.9 million, respectively, in cash, subject to certain adjustments. Both acquired companies provide event housing services in North America to the live event and exhibition industry. Due to the recent timing of the acquisition, the initial accounting for the business combination and purchase price allocation has not yet been finalized.
Effective October 10, 2014, Viad entered into an amendment (the “Amendment”) to the Company’s $130 million Credit Facility. The Company was able to exercise the accordion feature of the Credit Facility after the lenders committed an additional $50 million of credit on a pro rata basis. Accordingly, the Amendment increased the Company’s borrowing capacity under the Credit Facility from $130 million to $180 million.

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
On September 16, 2014, the Company acquired Blitz Communications Group Limited and its affiliates (collectively, “Blitz”) for £15 million (approximately $24.4 million) in cash, subject to certain adjustments. Blitz, located in the United Kingdom, is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. For additional information, refer to Note 3, Acquisition of Businesses.
On October 7, 2014, the Company acquired onPeak LLC and Travel Planners, Inc. for a purchase price of $43.1 million and $33.9 million, respectively, in cash, subject to certain adjustments. For additional information, refer to Note 21, Subsequent Events.
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
On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, “West Glacier”). The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee housing. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee housing. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million, subject to certain adjustments. For additional information, refer to Note 3, Acquisition of Businesses.
With regard to Glacier Park’s concession operations within Glacier National Park, refer to Note 20, Discontinued Operations.
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
A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income attributable to Viad	$29,620	$11,855	$58,244	$26,173
Impairment charges	—	952	884	952
Interest expense	462	286	1,069	905
Income tax expense (benefit)	(2,623)	3,567	870	10,143
Depreciation and amortization	7,894	7,272	21,853	21,303
(Income) loss from discontinued operations	(979)	3,478	13,023	2,664
Noncontrolling interest	1,483	(5,098)	(23,854)	(3,654)
Adjusted EBITDA	$35,857	$22,312	$72,089	$58,486
The increase in Adjusted EBITDA of $13.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to an increase in segment operating income partially offset by an increase in corporate activities expense. The increase in Adjusted EBITDA of $13.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an increase in segment operating income partially offset by an increase in corporate activities expense. Refer to “Results of Operations” below for a discussion of fluctuations.

Results of Operations:
Financial Highlights
The following are financial highlights of the third quarter of 2014:

•
Total revenue was $299.8 million, as compared to $220.2 million in the third quarter of 2013. The increase in revenue was primarily driven by positive show rotation, continued same-show growth and new business wins in the Marketing & Events Group U.S. and International segments, as well as an increase in the Travel & Recreation Group revenue primarily due to Brewster’s attractions and the acquisition of the West Glacier Motel & Cabins, the Apgar Village Inn and related assets (collectively, “West Glacier”).

•
Total segment operating income was $33.0 million, as compared to $18.7 million for the third quarter of 2013. The increase in segment operating income was primarily driven by higher revenue and increased margins in all three reportable segments.

•
Diluted income per share from continuing operations was $1.53, as compared to $0.44 in the third quarter of 2013. Included in the third quarter of 2014 was a benefit related to favorable tax matters of $0.50 per diluted share (or $10.1 million) representing the reversal of a valuation allowance recorded in connection with the Company’s analysis of its deferred tax assets.

•
Loss from discontinued operations was $1.0 million, as compared to income of $3.5 million in the third quarter of 2013, primarily related to the expiration of Glacier Park’s concession contract with the Park Service on December 31, 2013. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business were reclassified as discontinued operations. In September 2014, the Company received $3.0 million in cash for the sale of the remaining personal property assets held for sale at Glacier Park. This resulted in a gain of approximately $0.7 million, net of tax, which was more than offset by the allocation of taxes to the possessory interest gain.

•	Net income attributable to Viad was $29.6 million, as compared to $11.9 million in the third quarter of 2013.
Foreign Exchange Rate Variances
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.
During the third quarter of 2014, foreign exchange rate variances resulted in an increase in revenue of $0.4 million and a decrease in operating income of $0.9 million, as compared to the third quarter of 2013. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results from Viad’s significant international operations for the three months ended September 30:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.91	$0.96	$(591)	$0.93	$0.96	$36
United Kingdom	$1.67	$1.57	3,337	$1.65	$1.46	74
Germany	$1.30	$1.33	(161)	$1.27	$1.27	(22)
Total Marketing & Events Group			2,585			88
Travel & Recreation Group:
Canada	$0.92	$0.96	(2,179)	$0.92	$0.96	(1,010)
Total			$406			$(922)

During the nine months ended September 30, 2014, foreign exchange rate variances resulted in an increase in revenue of $2.6 million and a decrease in segment operating income of $0.7 million, as compared to the nine months ended September 30, 2013. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results from Viad’s significant international operations for the nine months ended September 30:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.91	$0.98	$(3,452)	$0.87	$1.00	$(189)
United Kingdom	$1.67	$1.55	9,785	$1.67	$1.56	459
Germany*	$1.34	$1.32	261	$0.50	$1.32	(30)
Total Marketing & Events Group			6,594			240
Travel & Recreation Group:
Canada	$0.92	$0.97	(4,025)	$0.92	$0.96	(987)
Total			$2,569			$(747)
* The low weighted average exchange rate for Germany operating results for the nine months ended September 30, 2014 is the result of variability of exchange rates and operating results during the period. The Marketing & Events Group German operations realized net operating losses during months in which the Euro was relatively stronger than the U.S. dollar and realized its strongest operating income during the month of September when the Euro experienced a significant weakening relative to the U.S. dollar.
Viad’s operating results were primarily impacted by the strengthening of the British pound relative to the U.S. dollar and the weakening of the Canadian dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Analysis of Operating Results by Reportable Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2014	2013	Change		2014	2013	Change
Revenue:
Marketing & Events Group:
U.S.	$168,058	$120,503	$47,555	39.5%	$558,292	$494,355	$63,937	12.9%
International	64,199	40,335	23,864	59.2%	186,296	168,974	17,322	10.3%
Intersegment eliminations	(5,595)	(4,352)	(1,243)	(28.6)%	(13,517)	(10,269)	(3,248)	(31.6)%
Total Marketing & Events Group	226,662	156,486	70,176	44.8%	731,071	653,060	78,011	11.9%
Travel & Recreation Group	73,140	63,681	9,459	14.9%	110,763	98,446	12,317	12.5%
Total revenue	$299,802	$220,167	$79,635	36.2%	$841,834	$751,506	$90,328	12.0%
Segment operating income (loss):
Marketing & Events Group:
U.S.	$1,069	$(3,745)	$4,814	128.5%	$22,044	$12,971	$9,073	69.9%
International	1,297	(4,159)	5,456	131.2%	7,512	5,821	1,691	29.0%
Total Marketing & Events Group	2,366	(7,904)	10,270	129.9%	29,556	18,792	10,764	57.3%
Travel & Recreation Group	30,648	26,627	4,021	15.1%	30,955	24,981	5,974	23.9%
Segment operating income	$33,014	$18,723	$14,291	76.3%	$60,511	$43,773	$16,738	38.2%
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

U.S. Segment. Revenue for the Marketing & Events U.S. segment was $168.1 million for the third quarter of 2014, up 39.5 percent, as compared to $120.5 million in the third quarter of 2013. Segment operating income increased $4.8 million to $1.1 million, as compared to the third quarter of 2013. Revenue was primarily impacted by positive show rotation revenue of approximately $34 million, base same-show revenue growth of 3.4 percent and new business wins. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year. Base same-shows represented approximately 35 percent of Marketing & Events U.S. segment revenue in the third quarter of 2014. The increase in operating income was primarily driven by higher revenue, partially offset by the pre-tax gain on the sale of a facility and related land of $4.8 million that was realized in the third quarter of 2013.
During the nine months ended September 30, 2014, revenue and operating income for the Marketing & Events U.S. segment was primarily impacted by positive show rotation revenue of approximately $73 million and base same-show revenue growth of 4.0 percent, which more than offset the loss of the International Consumer Electronics Show during the first quarter. Base same-shows represented approximately 40 percent of Marketing & Events U.S. segment revenue in the first nine months of 2014.
International Segment. Revenue for the Marketing & Events International segment for the third quarter of 2014 was affected by exchange rate variances, which had a favorable impact on revenue and segment operating income of $2.6 million and $0.1 million, respectively, as compared to the third quarter of 2013. Excluding exchange rate variances, revenue increased by $21.3 million, or 52.8 percent, and segment operating results increased by $5.4 million to income of $1.3 million compared to an operating loss of $4.2 million in the third quarter of 2013. These increases were primarily driven by positive show rotation revenue of approximately $14 million and new business wins, as well as the acquisition of Blitz Communications Group Limited and its affiliates (collectively, “Blitz”) on September 16, 2014.
During the nine months ended September 30, 2014, revenue and segment operating income for the Marketing & Events International segment were favorably impacted by exchange rate variances of $6.6 million and $0.2 million, respectively. Excluding exchange rate variances, revenue increased by $10.7 million and segment operating income increased by $1.5 million. These increases were mainly due to new business wins, as well as the acquisition of Blitz, partially offset by negative show rotation revenue of approximately $2 million.
Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.
For the 2014 full year, management expects U.S. base same-show revenue to increase at a low-to mid-single digit rate and show rotation to have a net positive impact on revenue of approximately $60 million. Additionally, management anticipates that foreign currency exchange rate variances versus 2013 will have a favorable impact of about $6 million on the Marketing & Events Group’s 2014 full year revenue; the impact on operating income is not expected to be meaningful.
Management remains focused on improving the profitability of the Marketing & Events U.S. segment through continued efforts to more effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning that reduces the ratio of labor costs to revenue. During the nine months ended September 30, 2014, the labor-to-revenue ratio on a U.S. base same-show basis increased by 240 basis points as compared to the first nine months of 2013 due to certain large events that had changes in the scope of work as well as challenges related to certain venues that hampered margins. Improving this metric is a top priority of management and the Company continues to develop and enhance tools to support and systematize show site labor planning, measurement and benchmarking. Additionally, management is continuing to evaluate opportunities to reduce the physical footprint and the overhead associated with the U.S. warehousing operations.
Management is executing a strategic growth plan to transform the Marketing & Events Group into the preferred global full service provider to the live events market, which includes adding complementary and higher-margin service lines to its existing official services contracting business. In connection with this plan, the Company acquired Blitz, a leading audio-visual services firm based in the United Kingdom, on September 16, 2014, and onPeak LLC and Travel Planners, Inc., two leading event housing services firms based in the United States, on October 7, 2014. Management expects these acquisitions will contribute approximately $20 million to the Marketing & Events Group’s 2014 fourth quarter revenue with an operating loss of approximately $1.6 million primarily reflecting integration costs, and to be accretive to the Marketing & Events Group’s operating margins beginning in 2015. In 2015, management anticipates these acquisitions will contribute approximately $80 million to $85 million in revenue with an EBITDA margin in the range of 15 percent to 20 percent.

Travel & Recreation Group
Seasonality. The Travel & Recreation Group segment experiences peak activity during the summer months. During 2013, 83 percent of its revenue was earned in the second and third quarters.
Results for the Travel & Recreation Group segment for the third quarter of 2014 were affected by exchange rate variances, which had an unfavorable impact on revenue and segment operating income of $2.2 million and $1.0 million, respectively, as compared to the third quarter of 2013. Excluding exchange rate variances, revenue increased by $11.6 million, or 18.3 percent, and segment operating income increased by $5 million, or 18.9 percent.
During the nine months ended September 30, 2014, revenue for the Travel & Recreation Group segment was unfavorably impacted by exchange rate variances by $4.0 million and segment operating income of $1.0 million. Excluding exchange rate variances, revenue increased $16.3 million, or 16.6 percent, and segment operating income increased by $7 million, or 27.9 percent.
The following table provides Travel & Recreation Group revenue by line of business for the three and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2014	2013	Change		2014	2013	Change
Revenue:
Hospitality	$29,084	$24,495	$4,589	18.7%	$39,560	$35,260	$4,300	12.2%
Attractions	26,764	21,700	5,064	23.3%	40,588	32,515	8,073	24.8%
Package tours	11,714	11,755	(41)	(0.3)%	18,519	17,795	724	4.1%
Transportation	6,776	6,954	(178)	(2.6)%	14,122	14,831	(709)	(4.8)%
Intra-segment eliminations & other	(1,198)	(1,223)	25	(2.0)%	(2,026)	(1,955)	(71)	3.6%
Total	$73,140	$63,681	$9,459	14.9%	$110,763	$98,446	$12,317	12.5%
Revenue. The increases in revenue for the third quarter and first nine months of 2014 were primarily driven by attractions and hospitality. The improved results from attractions were primarily due to the opening of the new Glacier Skywalk attraction and increased passenger counts at the Columbia Icefield Glacier Adventure, the Banff Gondola, and the Banff Lake Cruise. Hospitality revenue increased primarily due to the acquisition of West Glacier on July 1, 2014, which added $4.6 million of revenue during the quarter. Excluding West Glacier, hospitality revenue during the three and nine months ended September 30, 2014 decreased slightly versus the comparable periods in 2013 primarily due to declines at the Denali Backcountry Lodge and Glacier Park Lodge. The Denali Backcountry Lodge was negatively affected by flooding at the end of June 2014 and Glacier Park Lodge experienced especially strong occupancy in 2013 as a result of its centennial anniversary. Declines at these properties were partially offset by increases at the Banff International Hotel, the Mount Royal Hotel and the Glacier View Inn, which benefitted from strong visitation to Banff and Jasper National Parks, as well as Grouse Mountain Lodge driven by the Company’s renovations in 2012 and 2013.
Transportation revenue decreased as compared to the prior year primarily as a result of unfavorable foreign exchange rate variances and reduced business for the Denali Backcountry Adventure. Package tours revenue decreased in the third quarter primarily as a result of unfavorable foreign exchange rate variances. The year to date increase in package tours revenue was primarily the result of higher group and individual business, partially offset by unfavorable exchange rate variances.
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
The following table provides Travel & Recreation Group same-store key performance indicators for the three and nine months ended September 30, 2014 and 2013. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the positive or negative effects that result from translating. Management believes that this same-store constant currency basis provides better comparability between reporting periods. The same-store key performance indicators presented below exclude the hospitality metrics for West Glacier (acquired July 1, 2014), as well as the attraction metrics for the Glacier Skywalk attraction (opened May 2014) as they do not have comparable results for the same periods in 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Hospitality:
Room nights available	82,714	83,284	(0.7)%	177,664	179,901	(1.2)%
RevPAR	$171	$167	2.4%	$116	$111	4.5%
ADR	$187	$185	1.1%	$156	$157	(0.6)%
Occupancy	91.4%	90.3%	1.1%	74.1%	70.2%	3.9%
Attractions:
Passengers	631,397	558,959	13.0%	953,332	826,073	15.4%
Total attractions revenue per passenger	$36	$37	(2.7)%	$37	$37	—
Hospitality. The increase in RevPAR for the third quarter of 2014 was primarily due to higher occupancy and ADR at the Banff International Hotel, the Mount Royal Hotel and the Glacier View Inn driven by increased visitation to Banff and Jasper National Parks. The Grouse Mountain Lodge also experienced higher RevPAR driven by the Company’s renovations in 2012 and 2013. These increases were partially offset by reduced occupancy at the Denali Backcountry Lodge, which experienced flooding early in its operating season, and at Glacier Park Lodge, which experienced especially strong occupancy in 2013 as a result of its centennial anniversary. The decrease in room nights available from 2013 to 2014 was due to changes in seasonal opening and closing dates of certain Glacier Park properties. Management schedules opening and closing dates to optimize profitability based on anticipated travel patterns, and forecasted occupancy levels and operating expenses.
Attractions. The number of passengers increased for the third quarter and first nine months of 2014 at all three Brewster attractions (Columbia Icefield Glacier Adventure, Banff Gondola, and Banff Lake Cruise). The attractions benefited from increased park visitation traffic, favorable weather conditions, and strong combination ticket sales with the Glacier Skywalk. The Banff Lake Cruise experienced a substantial increase in individual traffic as a result of implementing additional departure times in 2014. The slight decrease in revenue per passenger was driven by an increase in sales of combination tickets, which include two or more of the Company’s attractions at a discounted price.

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
Corporate Activities. Corporate activities expense of $3.5 million in the third quarter of 2014 increased from $2.0 million in the third quarter of 2013. The increase in corporate activities expense for the third quarter of 2014 was primarily related to consulting and other transaction-related costs associated with acquisitions.
For the nine months ended September 30, 2014, corporate activities expense was $7.5 million, as compared to $4.0 million for the same period of 2013. The increase in corporate activities expense for the first nine months of 2014 was primarily related to consulting and other transaction-related costs associated with acquisitions incurred primarily during the third quarter and higher 401(k) expense was driven by the depletion of the Company’s common stock held in the Employee Stock Ownership Plan feature of the Company’s 401(k). Matching contributions are now funded from shares of Viad common stock held in treasury, which have a higher cost to the Company.
Restructuring Charges. Viad recorded net restructuring charges of $0.2 million in the third quarter of 2014, as compared to $0.6 million in the third quarter of 2013. For the nine months ended September 30, 2014, restructuring charges were $1.8 million, as compared to $2.1 million for the same period of 2013. The 2014 charges primarily related to the elimination of certain positions in the Marketing & Events Group and the 2013 charges primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group.
Impairment Charges. In the third quarter of 2014, Viad did not record any impairment charges. During the nine months ended September 30, 2014, Viad recorded impairment charges of $0.9 million at the Marketing & Events Group related to the write-off of certain internally developed software. During the three and nine months ended September 30, 2013, Viad recorded impairment charges of $3.0 million, which included $2.1 million related to the non-cash write-down of goodwill at Glacier Park and $1.0 million related to the write-off of certain assets within the Marketing & Events Group.
Income Taxes. The effective tax rate for the third quarter of 2014 was a benefit of 9.1 percent, as compared to expense of 27.8 percent for the third quarter of 2013. For the nine months ended September 30, 2014, the effective tax rate was 1.8 percent, as compared to 29.8 percent for the same period of 2013. The decrease in the effective tax rates for the three and nine months ended September 30, 2014 is primarily due to the release of the valuation allowance related to foreign tax credits and certain adjustments to deferred tax assets. During the third quarter of 2014, it was determined that certain deferred tax assets associated with foreign tax credits, for which a valuation allowance had previously been established, once again met the “more-likely-than-not” test in the accounting standards regarding the realization of those assets. Accordingly, Viad recorded a tax benefit of $10.1 million to income tax expense during the 2014 third quarter.
Discontinued Operations. On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 totaling $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $12.6 million which was recorded as income from discontinued operations. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations. Accordingly, for the 2013 full year, approximately $19 million in revenue and $4 million in operating income has been reclassified as discontinued operations. The 2014 third quarter loss from discontinued operations included income of approximately $0.7 million, net of tax, related to the gain on sale of personal property at Glacier Park, which was more than offset by the allocation of taxes to the possessory interest gain.
Glacier Park continues to generate revenue from the seven properties it owns: St. Mary Lodge in St. Mary, Montana; Glacier Park Lodge in East Glacier, Montana; Grouse Mountain Lodge in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta; the West Glacier Motel & Cabins in West Glacier, Montana; and Motel Lake McDonald

and the Apgar Village Lodge, which are located inside Glacier National Park. Glacier Park also continues to operate the food and beverage operations and package tour and transportation services with respect to these properties and the retail shops located near Glacier National Park.
For the nine months ended September 30, 2014, Viad also recorded a loss from discontinued operations, net of tax, of approximately $0.3 million due to additional reserves related to certain liabilities associated with previously sold operations.
Subsequent Events. On October 7, 2014, Viad completed the acquisition of onPeak LLC and Travel Planners, Inc. for a purchase price of $43.1 million and $33.9 million, respectively, subject to certain adjustments. Both companies are leading providers of event housing services in North America. This transaction is aligned with management’s growth strategy to transform the Marketing & Events Group into the preferred global full service provider to the live events industry by adding complementary and higher-margin service lines to its existing official services contracting business.
Liquidity and Capital Resources
Cash and cash equivalents were $56.9 million as of September 30, 2014, as compared to $45.8 million as of December 31, 2013. During the third quarter of 2014, the Company generated net cash flow from operating activities of $82.0 million primarily from the results of continuing operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of September 30, 2014, the Company had $43.8 million of its cash and cash equivalents held outside of the United States. Of the total amount, $33.2 million was held in Canada, $7.2 million in the United Kingdom, $2.7 million in Germany and $0.7 million in the United Arab Emirates. There are certain earnings related to its Canadian operations that have historically been deemed permanently reinvested. As of September 30, 2014, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.9 million.
Cash Flows
Operating Activities

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net income	$61,599	$26,598
Depreciation and amortization	21,853	21,303
Deferred income taxes	(1,291)	2,669
(Income) loss from discontinued operations	(13,023)	(2,664)
Other non-cash items	11,516	6,966
Changes in assets and liabilities	1,358	(27,539)
Net cash provided by operating activities	$82,012	$27,333
Nine Months Ended September 30, 2014 - The changes in assets and liabilities primarily consisted of increases of $29.9 million in receivables, $7.1 million in inventories and increases or decreases in other assets and liabilities of $11.3 million, partially offset by increases in accounts payable and customer deposits of $27.3 million and $18.3 million, respectively. These changes reflect the increase and timing of revenue in the Marketing & Events Group during 2014 as compared to activity occurring at the end of 2013.
Nine Months Ended September 30, 2013 - The changes in assets and liabilities primarily consisted of an increase in receivables of $12.2 million and decreases in accrued compensation of $8.8 million and customer deposits of $5.8 million, partially offset by an increase in accounts payable of $4.7 million. The change in accrued compensation reflects performance-based incentive payouts in the 2013 period. The remaining changes referenced above reflect the increase and timing of revenue in the Marketing & Events Group during the nine months ended September 30, 2013 as compared to activity occurring at the end of 2012.

Investing Activities

	Nine Months Ended September 30,
(in thousands)	2014	2013
Proceeds from possessory interest and personal property - discontinued operations	$28,000	$—
Proceeds from disposition of property and other assets	502	422
Capital expenditures	(21,898)	(26,927)
Acquisition of businesses, net of cash acquired	(40,775)	(647)
Proceeds from sale of facility and related land	—	12,696
Proceeds from sale of land - discontinued operations	$—	$1,645
Net cash used in investing activities	$(34,171)	$(12,811)
Nine Months Ended September 30, 2014 - Cash used in investing activities was driven by $40.8 million and $21.9 million of costs related to the acquisitions of Blitz and West Glacier and capital expenditures, respectively. This was offset by $28.0 million received for the Company’s possessory interest and personal property at Glacier Park. For additional information, refer to Note 3, Acquisition of Businesses.
Nine Months Ended September 30, 2013 - Cash used in investing activities primarily consisted of $26.9 million used for capital expenditures primarily related to the construction of the Glacier Skywalk at the Travel & Recreation Group as well as equipment and computer hardware at the Marketing & Events U.S. segment. This was partially offset by $12.7 million of proceeds from the sale of a facility and related land.
Financing Activities

	Nine Months Ended September 30,
(in thousands)	2014	2013
Dividends paid on common stock	$(36,374)	$(6,095)
Payments on debt and capital lease obligations	(56,196)	(1,027)
Proceeds from borrowings	68,000	—
Common stock purchased for treasury	(11,631)	(1,294)
Other	1,196	929
Net cash used in financing activities	$(35,005)	$(7,487)
Nine Months Ended September 30, 2014 - Cash used in financing activities primarily consisted of $56.2 million used for payments on debt and capital lease obligations, offset by $68.0 million in borrowings. Additionally, $36.4 million and $11.6 million was used for payments of quarterly dividends and a special cash dividend on common stock and the repurchase of common stock for treasury, respectively. On January 24, 2014, Viad announced that its Board of Directors declared a special cash dividend of $1.50 per share, which was paid on February 14, 2014.
Nine Months Ended September 30, 2013 - Cash used in financing activities primarily consisted of $6.1 million used for payments of quarterly dividends on common stock and $1.3 million used for the repurchase of common stock for treasury.
Debt and Capital Lease Obligations
Viad’s total debt as of September 30, 2014 and December 31, 2013 was $24.0 million and $11.7 million, respectively. The debt-to-capital ratio was 0.062 to 1 and 0.032 to 1 as of September 30, 2014 and December 31, 2013, respectively. Capital is defined as total debt and capital lease obligations plus total stockholders’ equity.
In May 2011, Viad entered into an amended and restated $130 million revolving credit agreement (the “Credit Facility”). The term of the Credit Facility is five years (expiring on May 18, 2016) and borrowings are to be used for general corporate purposes (including permitted acquisitions) and to support up to $50 million of letters of credit. The lenders have a first perfected security interest in all of the personal property of Viad and GES, including 65 percent of the capital stock of top-tier foreign subsidiaries. As of September 30, 2014, Viad’s total debt of $24.0 million consisted of a $22.5 million revolver borrowing under the Credit Facility and $1.5 million of capital lease obligations. As of September 30, 2014, Viad had $106.2 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million and the outstanding balance under the Credit Facility of $22.5 million.
Effective October 10, 2014, Viad entered into an amendment (the “Amendment”) to the Company’s $130 million Credit Facility. The Company was able to exercise the accordion feature of the Credit Facility after the lenders committed an additional $50 million of credit on a pro rata basis. Accordingly, the Amendment increased the Company’s borrowing capacity under the Credit Facility from $130 million to $180 million. Refer to Note 21, Subsequent Events.
Borrowings under the Credit Facility (under which GES is a guarantor) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including a fixed-charge coverage ratio, leverage ratio and dividend and share repurchase limits. Significant other covenants include limitations on: investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of September 30, 2014, Viad was in compliance with all covenants.
As of September 30, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2014 would be $7.9 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $23.7 million and $11.5 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
Share Repurchases
Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the nine months ended September 30, 2014, the Company repurchased 448,436 shares on the open market at a total cost of $10.6 million. There were no open market repurchases during the nine months ended September 30, 2013. As of September 30, 2014, 582,002 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the nine months ended September 30, 2014 and 2013, the Company repurchased 45,711 shares for $1.1 million and 48,937 shares for $1.3 million, respectively, related to tax withholding requirements on vested share-based awards.
Critical Accounting Policies and Estimates
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of Viad’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of critical accounting policies and estimates.
Impact of Recent Accounting Pronouncements:
For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s condensed consolidated financial statements, refer to Note 1, Basis of Presentation and Principles of Consolidation, in Item 1, Financial Statements.
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
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $20.9 million and $30.8 million as of September 30, 2014 and December 31, 2013, respectively. During the three and nine months ended September 30, 2014, unrealized foreign currency translation losses of $9.8 million and $10.0 million, respectively, were recorded in other comprehensive income. During the three and nine months ended September 30, 2013, unrealized foreign currency translation gains of $5.3 million and losses of $6.1 million, respectively, were recorded in other comprehensive income.
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

The following table summarizes the effect of foreign exchange rate variances on segment operating results from Viad’s significant international operations for the three and nine months ended September 30:

	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.93	$0.96	$36	$0.87	$1.00	$(189)
United Kingdom	$1.65	$1.46	74	$1.67	$1.56	459
Germany*	$1.27	$1.27	(22)	$0.50	$1.32	(30)
Total Marketing & Events Group:			88			240
Travel & Recreation Group:
Canada	$0.92	$0.96	(1,010)	$0.92	$0.96	(987)
Total			$(922)			$(747)
* The low weighted average exchange rate for Germany operating results for the nine months ended September 30, 2014 is the result of variability of exchange rates and operating results during the period. The Marketing & Events Group German operations realized net operating losses during months in which the Euro was relatively stronger than the U.S. dollar and realized its strongest operating income during the month of September when the Euro experienced a significant weakening relative to the U.S. dollar.
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
Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2014, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the third quarter of 2014 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2014	380	23.57	—	582,002
September 2014	525	22.24	—	582,002
Total	905	22.80	—	582,002
 (1) Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the nine months ended September 30, 2014, the Company repurchased 448,436 shares on the open market at a total cost of $10.6 million and as of September 30, 2014, 582,002 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.
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

VIAD CORP
(Registrant)

November 10, 2014	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)