Form 10-K
period 2014-12-31
VIAD CORP
filed 2015-03-13
CIK 884219

As filed with the Securities and Exchange Commission on March 12, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $477 million.
Registrant had 20,098,781 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2015.
Documents Incorporated by Reference
A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp, which is scheduled to be held on May 21, 2015, is incorporated by reference into Part III of this Annual Report.

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
Viad operates two business groups:
Marketing & Events Group. The Marketing & Events Group is a global event marketing company that helps clients gain more awareness, more involvement and more value from their trade show programs and other live events. The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. The mission of the Marketing & Events Group is to create the world’s most meaningful and memorable experiences for show organizers, brand marketers, event attendees and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and lifestyle centers. In 2014, Viad derived approximately 89 percent of its consolidated revenue from products and services provided by the Marketing & Events Group.
Travel & Recreation Group. The Travel & Recreation Group is an experiential leisure travel provider serving the needs of regional and long-haul visitors to iconic natural and cultural destinations in North America. The Travel & Recreation Group generates its revenue from tourism products and experiential services, including the Glacier Skywalk and other world-class attractions, hotel operations, transportation services and package tour operations in and around Western Canada, Glacier National Park in Montana, Denali National Park and Preserve in Alaska and Waterton Lakes National Park in Alberta, Canada. In 2014, Viad derived approximately 11 percent of its consolidated revenue from services provided by the Travel & Recreation Group.
Viad’s two business groups are supported by the Viad corporate and Shared Services group, which provides functional support to Viad’s operating units in the areas of management, finance and accounting, internal auditing, information technology, legal, insurance, corporate development, real estate and tax. The group also handles matters pertaining to businesses previously discontinued or sold by the Company.
Recent Business Developments
In connection with the Company’s strategic review of opportunities to enhance shareholder value, the Company paid a special cash dividend of $2.50 per share, or $50.8 million in the aggregate, on November 14, 2013. On February 14, 2014, the Company paid a second special cash dividend of $1.50 per share, or $30.5 million in the aggregate. In April 2014, the Company concluded its strategic review and announced the Company’s go-forward strategy to maximize returns on investment for Viad shareholders: accelerate the growth of both business groups and continue to drive operational efficiencies and margin expansion.
The growth strategy for the Marketing & Events Group, which is comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is to establish GES as the preferred global, full-service provider for live events, with further reach to corporate and consumer events, exhibitions, congresses and conferences. The Company expects to do this through the acquisition of businesses that compete in industry sectors with higher profit margins, add new, value-added services for GES’ customers that complement and enhance its existing businesses and further leverage GES’ global capabilities. For the Travel & Recreation Group, the Company continues to execute on its Refresh-Build-Buy growth strategy, which is focused on refreshing existing assets to drive both rate and volume growth, building new assets and buying assets that add scale to the business and generate strong returns on investment.

In 2014, the Company completed the following key acquisitions:

•
West Glacier Properties: On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, the “West Glacier Properties”). The West Glacier Properties acquisition complements the Travel & Recreation Group’s existing assets and increases its presence in the Glacier National Park area, reinforcing the Company’s position as the “Gateway to Glacier”

•
Blitz: On September 16, 2014, the Company acquired Blitz Communications Group Limited and affiliates (collectively, “Blitz”), a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The addition of Blitz has allowed the Marketing & Events Group to obtain a prominent role in the United Kingdom audio-visual market

•
onPeak: On October 7, 2014, the Company acquired onPeak LLC and Travel Planners, Inc. By acquiring these companies, which provide event accommodations services to the majority of the top 100 U.S. events, the Marketing & Events Group became the leading event accommodations service provider in the United States

•
N200: On November 24, 2014, the Company acquired N200 Limited and affiliates (collectively, “N200”), Europe’s leading event registration and data intelligence services provider for the live events industry. The acquisition of N200 affords clients of the Marketing & Events Group yet another value-added service within a high-margin industry sector

In late 2013, the Marketing & Events Group announced the formation of its U.S. in-house audio-visual (“AV”) team. In 2014, this team produced organic growth for the Marketing & Events Group, servicing 17 events and growing a solid pipeline for 2015 and beyond. AV services naturally complement the Company’s existing suite of solutions for live events and enhance the Marketing & Events Group’s ability to provide a more comprehensive portfolio of service offerings to its customers. The creation of an in-house AV team enables the Company to service a customer throughout an entire event, from creative and technology to content and design. The addition of Blitz to the Company’s in-house U.S. services expands the size and geographic reach of the Marketing & Events Group’s AV operations and creates a stable and integrated platform for growth.

On May 1, 2014, the Company successfully launched the Glacier Skywalk attraction, a fully accessible, cliff-edge walkway that leads to a glass-floored observation platform 918 feet (280 meters) above the Sunwapta Valley in close proximity to the Company’s Columbia Icefield attraction in Jasper National Park, Alberta, Canada. During its first year of operation, the Glacier Skywalk drew nearly 300,000 visitors.
Reportable Segments
Within the two business groups, Viad’s organizational structure, operational decision-making authority, allocation of resources and internal reporting are aligned into the following reportable business segments:

•	Marketing & Events U.S. segment;

•	Marketing & Events International segment; and

•	Travel & Recreation Group segment.
No reportable segment has a single client comprising more than 6.3 percent of that segment’s revenue, and no single client comprises more than 4.2 percent of Viad’s revenue. See “The failure of a large client to renew its services contract or the loss of business from convention facilities could adversely impact revenue” under “Item 1A - Risk Factors” for a discussion of the risks related to Viad’s client relationships which is incorporated herein by reference.
Viad’s reportable business segments are described below.
Marketing & Events U.S. Segment
During 2014, the Marketing & Events U.S. segment (the “U.S. segment”) provided services to over 1,200 exhibitions and events and more than 173,000 exhibitors. The U.S. segment has full-service operations in every major exhibition market in the United States, including Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York and Los Angeles, California. In each of these locations, the U.S. segment is a leading event marketing agency that produces exhibitions, events, exhibits and retail environments, and services some of the most visible and influential events in its industry. The U.S. segment generates revenue from two lines of business: exhibition and event services and exhibits and environments. In 2014, U.S. segment exhibition and event services accounted for 50% of Viad’s consolidated revenue, as compared to 47% and 48% in 2013 and 2012, respectively. U.S. segment exhibits and environments accounted for 17% of Viad’s consolidated revenue in 2014, as compared to 18% and 17% in 2013 and 2012, respectively.

Within its two lines of business, the U.S. segment offers the following services:
Show Organizer Services. Under agreements with show organizers, the U.S. segment serves as the official services contractor of an exhibition, which is also referred to as a “trade show,” “convention” or “show.” As the official services contractor, the U.S. segment provides the following services to the show organizer: general event management; planning and consultation; concept design; exhibition layout and design; graphics and design; online management tools; show traffic analysis; marketing and strategy; carpeting and flooring; signage; decorating products and accessories; custom graphics; overhead rigging; booth rigging; AV services; temporary electrical, lighting and plumbing services and cleaning.
Exclusive Services Provided to Exhibitors. As the official services contractor, the U.S. segment is designated by the show organizer as the exclusive provider of certain services offered to exhibitors participating in the exhibition. This designation provides exhibitors with a single point of contact to facilitate a timely, safe and efficient move-in and move-out of the exhibition and to facilitate an organized, professional during-show experience. The exclusive services offered by the U.S. segment to exhibitors include material handling services; overhead rigging; AV services; booth rigging; temporary electrical, lighting and plumbing services and cleaning.
Discretionary Services Provided to Exhibitors. In addition to the exclusive services offered to exhibitors, the U.S. segment competes with other service providers to sell non-exclusive services to exhibitors, including custom exhibit design and construction; portable and “modular” exhibits and design; integrated marketing, including pre- and post-event communications; AV and multimedia services; event surveys; return on investment analysis; attendee and exhibit booth traffic analysis; staff training; online management tools; logistics and freight-forwarding; storage and refurbishment of exhibits; booth furnishings, carpeting and signage; in-house installation and dismantling and various other show services. The U.S. segment offers those services, combined with complete event program management and planning, to corporate brand marketers across all exhibitions and events in which they participate. The U.S. segment competes with other service providers to offer those discretionary services to exhibitors, regardless of whether or not the U.S. segment is the official services contractor of the exhibition.
Event Accommodations Services to Show Organizers, Exhibitors and Attendees. On October 7, 2014, the Company acquired onPeak LLC and Travel Planners, Inc. (collectively, “onPeak”) for a purchase price of $43.0 million and $33.7 million, respectively, in cash, subject to certain adjustments. onPeak is a leading provider of event accommodations services in North America. Event accommodations services effectively augment the U.S. segment’s services by offering another important logistical benefit through a single, seamless process. The U.S. segment acts as the exclusive distributor of accommodations services for a convention, trade show or other live event, and is responsible for researching and recommending local hotels, securing room blocks, marketing reserved room blocks to event attendees and exhibitors, managing attendee and exhibitor reservations and addressing any accommodations concerns during the show. Event accommodations offers the U.S. segment the unique potential to serve multiple live event participants through a single integrated service network. Event attendees and exhibitors benefit from the U.S. segment’s accommodations services by receiving convenient and affordable hotel accommodations, and show organizers benefit from the U.S. segment’s management of complex hotel booking administration before, during and after the event. The U.S. segment also helps drive revenue per available room (“RevPAR”) for hotels by acting as a direct sales channel to high-value, professional guests. In 2014, onPeak offered event accommodations services to the majority of the top 100 U.S. events.
Audio-Visual Services to Organizers and Exhibitors. In late 2013, the Marketing & Events Group announced the formation of a domestic in-house AV team, which produced organic growth and positioned the team as a potential source of revenue growth for the U.S. segment in 2015 and beyond. Through its AV team, the U.S. segment offers a variety of AV solutions, including digital design and content, media production, content testing, equipment rental, staging and creative services. AV services allows customers to use the Company as a single point of contact throughout a given event and avoid the increased cost associated with outsourced third-party AV service providers. From a market perspective, the creation of the in-house AV team expanded the scale of the U.S. segment’s service offerings and reinforced the Company’s position as a leading full-service provider of event services.
Corporate Events. In addition to the exclusive and elective services offered in the context of a tradeshow, the U.S. segment also offers expertise in corporate event services, which represents a growing market for the Marketing & Events Group. Corporate events include user week conferences, value-added reseller conferences, sales meetings and new product or service launches. For corporate event customers, the U.S. segment provides an array of planning, logistics and production services similar to the services described above and offered in the context of a tradeshow.
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
Marketing & Events International Segment
The Marketing & Events International segment (the “International segment”) includes all foreign operations of the Marketing & Events Group and consists of two operating segments: Canada and EMEA (Europe, Middle East and Asia). Like the U.S. segment, the International segment generates its revenue from its exhibition and event services and exhibits and environments lines of business. In 2014, International segment exhibition and event services accounted for 17% of Viad’s consolidated revenue, as compared to 18% in each of the previous two years. International segment exhibits and environments accounted for 7% of Viad’s consolidated revenue in 2014, as compared to 6% in each of the previous two years. The International segment also offers services that are similar to those provided by the U.S. segment. Those services are delivered by Viad’s wholly-owned subsidiaries, including GES Exposition Services (Canada) Limited, Global Experience Specialists (GES) Limited and affiliates, SDD Exhibitions Limited and GES GmbH & Co. KG.
During 2014, the International segment provided services to nearly 1,000 exhibitions and events and more than 37,000 exhibitors. The International segment has full-service operations at many of the most active and popular exhibition and event destinations, including nine Canadian cities, six United Kingdom cities, one German city, two cities in the United Arab Emirates and three cities in the Netherlands. In each of those locations, the International segment is a leading service provider, servicing some of the most visible and influential events in its industry. Viad acquired two companies in 2014 for the International segment that expand the segment’s live event services and further the Company’s growth strategy to transform the Marketing & Events Group into the preferred global full service provider to live events. On September 16, 2014, the Company acquired Blitz for £15.0 million (approximately $24.4 million) in cash, subject to certain adjustments. Blitz, located in the United Kingdom, is a leading AV staging and creative services provider for the live events industry in the United Kingdom and continental Europe. On November 24, 2014, the Company acquired N200, a premier event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands, for €9.7 million (approximately $12.1 million) in cash, subject to certain adjustments, plus an earnout payment of up to €1.0 million. The amount of the earnout payment is based on N200’s achievement of established financial targets for N200’s 2015 fiscal year.
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
Travel & Recreation Group Segment
Travel and recreation services are provided by Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster and Alaska Denali Travel are wholly-owned subsidiaries of Viad, and Glacier Park is an 80 percent owned subsidiary of Viad.
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

Attractions. Brewster’s attractions include the Banff Gondola, the Columbia Icefield Glacier Adventure, the Glacier Skywalk and the Banff Lake Cruise operations. The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. The Columbia Icefield Glacier Adventure includes tours of the Athabasca Glacier on the Columbia Icefield, and provides customers with an opportunity to experience one of the largest accumulations of ice and snow south of the Arctic Circle. Icefield customers ride in an “Ice Explorer,” a unique vehicle specially designed for glacier travel. Brewster also offers boat tours, small boat rentals and charter fishing on Lake Minnewanka, which is situated outside of the town of Banff in the heart of the Canadian Rockies. In May 2014, Viad launched the Glacier Skywalk, a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley in close proximity to the Company’s Columbia Icefield attraction in Jasper National Park, Alberta, Canada. Since its opening, the Glacier Skywalk attraction has experienced robust visitor traffic and received several architectural and engineering awards for its design.
Package Tour Operations and Corporate and Event Management. Brewster’s inbound package tour operations offer year-round package tours throughout Canada and typically feature Brewster’s attractions, transportation services and hotels. In addition to Brewster products, the packages may also include rail, self-drive automobiles, ski and winter touring, group and individual tours and other tourism products to provide a fulsome experience that may be custom designed at the time of booking. Brewster also offers a full suite of corporate and event management services for meetings, conferences, incentive travel, sports and special events. Event-related service offerings include staffing, off-site events, tours/activities, team building, accommodations, event management, theme development, production and AV services.
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
Brewster draws its customers from major markets, including Canada, the United States, the United Kingdom, Australia/New Zealand and Asia. Brewster markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies and retail travel agencies and organizations.
Brewster generated approximately 87 percent of the Travel & Recreation Group’s 2014 segment operating income.
Glacier Park
Glacier Park is a hotel owner and operator, with properties located in and around Waterton-Glacier International Peace Park, which encompasses Glacier National Park in Montana, one of the most visited national parks in the United States, and Waterton Lakes National Park in Alberta, Canada. Glacier Park provides lodging accommodations, food and beverage services, retail operations and transportation services in and around Glacier and Waterton Lakes National Parks.
The operations of Glacier Park are predominately seasonal, typically running from late May until the end of September. During the peak months of July and August, the occupancy level at Glacier Park’s lodges and motor inns typically exceeds 95 percent. During the “shoulder” months of June and September, occupancy typically exceeds 70 percent.
Individual travelers account for over 80 percent of Glacier Park’s customers, and the balance of its customers are tour groups. Demographically, Glacier Park draws over 90 percent of its customers from the United States, with approximately 40 percent of the U.S. customers coming from the Northwest and Midwest regions.
Historic Lodges and Hotel Accommodations. Glacier Park owns and operates seven properties, with accommodation offerings varying from hikers’ cabins to hotel suites, including St. Mary Lodge, a 115-room, full-service resort lodge located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, a historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering golf, skiing in the winter, hiking in the summer and other seasonal recreational activities, located near Glacier National Park in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; the West Glacier Motel & Cabins in West Glacier, Montana, and Motel Lake McDonald and the Apgar Village Lodge, which are located inside Glacier National Park. Glacier Park also operates the food and beverage services with respect to those properties and the retail shops located near Glacier National Park.
On July 1, 2014, the Company acquired the West Glacier Properties for $16.5 million in cash, with a working capital adjustment of $0.3 million and subject to certain other adjustments. The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee accommodations. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee accommodations.
Alaska Denali Travel
Alaska Denali Travel owns and operates two properties: Denali Backcountry Lodge, a property having 42 guest rooms on six acres inside Denali National Park and Preserve, and Denali Cabins, with 46 guest cabins on six acres near the entrance to Denali National Park and Preserve. Alaska Denali Travel provides food and beverage services with respect to those properties, and operates day trips to the Denali Backcountry Lodge via the scenic park road and a package tours sales and marketing program. Alaska Denali Travel’s operating season runs from June until the end of September.
Competition. The Travel & Recreation Group generally competes on the basis of location, uniqueness of facilities, service, quality and price. Competition exists both locally and regionally in the package tour business, hotel and restaurant business and charter service business.
Intellectual Property
Viad and its subsidiaries own or have the right to use registered trademarks and trademarks pending registration, used in their businesses, including Global Experience Specialists & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, eco-sense®, and the trademarks in the 2012 Alaska Denali Travel rebranding program, including Alaska Denali TravelSM, Alaska Denali Escapes®, Denali Backcountry Adventure®, Denali Backcountry Lodge® and Denali Cabins®. Viad and its subsidiaries also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, ShowTech®, Brewster Travel Canada & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk® and escape.connect.refresh.explore®. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of business.
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
Although Viad believes that certain of its patents, trademarks and copyrights have substantial value, it does not believe that the loss of any one of those patents, trademarks or copyrights would have a material adverse effect on its financial condition or results of operations, or the financial condition or results of operations of any of its reporting segments.
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
Some of Viad’s current and former businesses are subject to U.S. federal and state environmental regulations including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. Compliance with federal, state and local environmental, health and safety provisions, including, but not limited to, those regulating the discharge of materials into the environment and other actions relating to the environment, have not had, and are not expected to have, a material effect on Viad’s capital expenditures, competitive position, financial condition or results of operations. See “Item 1A - Risk Factors - Liabilities relating to prior and discontinued operations may adversely affect results of operations”

for a discussion of the risks related to liabilities arising from the Company’s compliance with federal, state and local environmental laws, which is incorporated herein by reference.
Employees
Viad’s businesses had approximately 3,810 employees as of December 31, 2014 as follows:

	Approximate Number of Employees	Regular Full-Time Employees Covered by Collective Bargaining Agreements
Marketing & Events Group	3,143	1,053
Travel & Recreation Group	529	98
Viad Corporate and Shared Services Group	138	—
Total	3,810	1,151
Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2015 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.
Viad is governed by a Board of Directors comprised of eight non-employee directors and one employee director, and has an executive management team consisting of six executive officers.
Seasonality
Exhibition and event activity for the U.S. and the International segments varies significantly depending on the frequency and timing of shows (some shows are not held each year and some may shift between quarters). The Travel & Recreation Group segment experiences peak activity during the summer months and during 2014, 85 percent of its revenue was earned in the second and third quarters. Viad’s average segment operating income during the past three years, as a percentage of the average full year’s segment operating income during the past three years, was approximately 23 percent (first quarter), 26 percent (second quarter), 61 percent (third quarter) and negative 10 percent (fourth quarter). See “Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Exhibition rotation impacts overall profitability and makes comparisons between periods difficult” under “Item 1A Risk Factors,” which are incorporated herein by reference; also refer to Note 22, Segment Information and Note 25, Condensed Consolidated Quarterly Results (Unaudited), of Notes to Consolidated Financial Statements.
Financial Information about Restructuring Charges
Information regarding restructuring charges is provided in Note 19, Restructuring Charges, of Notes to Consolidated Financial Statements.
Financial Information about Segments
Business segment financial information is provided in Note 22, Segment Information, of Notes to Consolidated Financial Statements.
Financial Information about Geographic Areas
Geographic area financial information is provided in Note 22, Segment Information, of Notes to Consolidated Financial Statements.
Available Information
Viad’s internet address is www.viad.com. Viad uses its web site as a routine channel for distribution of Company information, press releases, financial information and corporate governance initiatives. Viad posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”), including Viad’s annual, quarterly and current reports, proxy statements, amendments to those reports or statements and other information, as well as transactions in Viad securities by Viad’s directors and executive officers. All such postings and filings are available on Viad’s web site free of charge. In addition, Viad’s web site allows interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Such information also can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street N.E., Washington, D.C. 20549. Information regarding the operation of the public reference section can be obtained by calling (800) SEC-0330. The content on any web site referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.
Viad’s web site, http://viad.investorroom.com/, includes key information about the Company’s corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, Code of Ethics and information concerning Viad’s directors and a method to communicate with them. Viad will make available in print any of this information upon request to: Corporate Secretary, Viad Corp, 1850 North Central Avenue, Suite 1900, Phoenix, Arizona 85004-4565.
Item 1A. Risk Factors.
Viad’s operating results are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of future performance.
Viad’s future payment of special dividends should not be relied upon as a way to realize any future gains on an investment.
The Board of Directors generally declares and pays regular dividends to Viad’s shareholders on a quarterly basis and also has paid special dividends, most recently in February 2014. The decision to declare a special dividend and the amount, timing and payment of any such dividend are at the sole discretion of the Board. Factors in any decision to declare a dividend would include the amount of funds legally available and an evaluation of the Company’s financial condition, capital requirements, future prospects and other factors deemed relevant by the Board. Accordingly, investors should not rely on the future payment of special dividends as a way to realize gains on their investment.
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
Viad conducts foreign operations primarily in Canada, the United Kingdom and, to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of those foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. Significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad has not hedged its equity risk arising from the translation of foreign denominated assets and liabilities.
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

During 2014, the Marketing & Events Group derived approximately 26 percent of its revenue and 33 percent of its segment operating income from its International segment. The Travel & Recreation Group derived approximately 75 percent of its 2014 revenue and 90 percent of its 2014 segment operating income from its Canadian operations. For this segment, Canadian operations are largely dependent on foreign customer visitation, and accordingly, increases in the value of the Canadian dollar as compared to other currencies could adversely affect customer volumes, and, therefore, revenue and segment operating income in the Travel & Recreation Group.
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
As a consequence of those factors, the operating results for those businesses may fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.
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
Although no single client accounted for more than 6.3 percent of the revenue of any of Viad’s reporting segments in 2014, the Marketing & Events U.S. and International segments have a relatively small number of large exhibition show organizers and large customer accounts. The loss of any of these large clients could adversely affect Viad’s results of operations.
In addition, revenue of the Marketing & Events Group may be significantly impacted if certain exhibition facilities choose to in-source electrical, plumbing or other services. When the Marketing & Events Group is hired as the official services contractor for an exhibition, the show organizer contractually grants an exclusive right to perform those electrical and plumbing services, subject in each case to the exhibition facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many exhibition facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of exhibition space. As a result, some of those facilities have sought to in-source all or a large portion of those services. If a large number of facilities with which the Marketing & Events Group has those relationships moves those services in-house, Viad’s revenue and operating results could be adversely affected.
Viad’s key businesses are relationship driven.
The business activities of the Marketing & Events U.S. and International segments are heavily focused on client relationships, and, specifically, on the close collaboration and interaction with the client. Those relationships require the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important clients (and corresponding revenue) if a key member of the account team were to cease employment with the Company and take those customers to a competitor.
Completed acquisitions may not perform as anticipated or be integrated as planned.
Viad has acquired businesses and intends to continue to pursue opportunities to acquire businesses that complement, enhance or expand Viad’s current businesses or offer growth opportunities to Viad. Any acquisition can involve a number of risks, including the failure to achieve the financial and strategic goals and other benefits from the acquisition; the inability to successfully integrate the acquired business into Viad’s ongoing businesses; the inability to retain key personnel or customers of the acquired business; the inability to successfully integrate financial reporting and internal control systems; increased debt;

new regulatory requirements; the disruption of Viad’s ongoing businesses and distraction of senior management and employees of Viad from other opportunities and challenges due to the integration of the acquired business; and the potential existence of liabilities or contingencies not disclosed to or known by Viad prior to closing the acquisition or not otherwise provided for through the purchase agreement. If Viad makes changes to its business strategy or if external conditions adversely affect its business operations, the Company may also be required to record an impairment charge to goodwill or intangible assets.
Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods.
Exhibition and event activity for the U.S. and International segments varies significantly depending on the frequency and timing of shows, as some shows are not held each year and some may shift between quarters. The Travel & Recreation Group businesses are generally also seasonal, experiencing peak activity during the second and third quarters. Those quarters accounted for 85 percent of the segment’s 2014 revenue. Because of the seasonal nature of Viad’s businesses, adverse events or conditions occurring during peak periods could adversely affect the operating results of Viad’s businesses.
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
The Marketing & Events U.S. and International segments rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities and customer facilities. If they were unable to secure the services of those independent transportation carriers at favorable rates, it could have a material adverse effect on these businesses and their results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a material adverse effect on its businesses and operating results. Similarly, disruption of transportation services could adversely affect the ability of the Marketing & Events Group to supply time-sensitive holiday-themed exhibits and experiences to retail shopping mall and lifestyle center customers and could cause the cancellation of the exhibits and experiences.
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
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to those multi-employer plans in 2014 and 2013 totaled $23.2 million and $20.3 million, respectively. Viad does not directly manage those multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to those plans. However, plan contribution increases, if any, could have an adverse impact on Viad’s consolidated financial condition, results of operations and cash flows.
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
Viad and its predecessors have a corporate history spanning over eight decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food and fresh meats. Some of those businesses used raw materials that have been, and may continue to be, the subject of litigation. Moreover, some of the raw materials used and the waste produced by those businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification claims involving sold subsidiaries, as well as from past operations of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover those future liabilities, results of operations could be materially affected if future events or proceedings contradict current assumptions, and reserves or insurance become inadequate.
Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on Viad’s business
The occurrence of catastrophic events ranging from natural disasters (such as hurricanes and floods), health epidemics or pandemics, acts of war or terrorism, or the prospect of these events could disrupt Viad’s businesses. Such catastrophic events could impact the Marketing & Events Group’s production facilities, preventing the Company from timely completing exhibit fabrication and other projects for customers, and also could cause a cancellation of exhibitions and other events held in public venues or a disruption in the services the Company provides to its customers at convention centers, exhibition halls, hotels and other public venues. Such catastrophic events also could adversely impact the Travel & Recreation Group businesses, which are heavily dependent on the ability and willingness of its guests to travel. The guests serviced by the Travel & Recreation Group tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts and attractions during a given season, and catastrophic events could impede the guests’ ability to travel, interrupt the Company’s business operations and/or cause damage to the Company’s properties. If the conditions arising from such events persist or worsen, Viad could experience continuing or increased adverse effects on its results of operations and financial condition.
Improper disclosure of personal data could result in liability and harm the Company’s reputation.
Viad’s businesses store and process a significant amount of personally identifiable information in connection with the services they provide to customers. If the Company’s security controls over personal data, training of employees and vendors on data security and other practices and procedures do not prevent the improper disclosure of personally identifiable information, the Company’s reputation could be harmed, and the Company could face legal exposure to customers and other liabilities under laws that protect personal data, resulting in increased costs or loss of revenue. Certain of the Company’s services also enable its customers to store and process personal data. Perceptions that the Company’s services do not adequately protect the privacy of personal information could adversely affect Viad’s businesses and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates and the Netherlands. The principal properties of Viad are operated by the Marketing & Events Group, the Travel & Recreation Group and Viad Corporate and Shared Services as follows:
Marketing & Events U.S. Segment. The Marketing & Events U.S. segment operates 19 offices and 24 multi-use facilities (manufacturing, sales and design, office, storage and/or warehouse and truck marshaling yards). The multi-use facilities vary in size up to approximately 592,100 square feet. Two of the multi-use facilities are owned; all other properties are leased.
Marketing & Events International Segment. The Marketing & Events International segment operates 12 offices and 22 multi-use facilities, with three offices and nine multi-use facilities in Canada, four offices and eight multi-use facilities in the United Kingdom, one office and two multi-use facilities in Germany, one office and three multi-use facilities in the United Arab Emirates and three offices and one multi-use facility in the Netherlands. The multi-use facilities vary in size up to approximately 133,600 square feet. All properties are leased.
Travel & Recreation Group Segment. The Travel & Recreation Group segment operates four offices, 20 retail stores, one bus terminal, five garages, an icefield attraction, an observation platform attraction, a gondola lift attraction, a boat tour attraction and 12 hotels/lodges (including ancillary food service and recreational facilities). All of the facilities are in the United States or Canada. The bus terminal, all of the hotels/lodges, one office, four garages, the icefield attraction, the gondola lift attraction, the observation platform attraction and the boat tour attraction are owned. One garage and three offices are leased, and three hotels/lodges, an office and all of the garages and attractions are situated on land subject to multiple long-term ground leases with the Canadian government.
Viad Headquarters. The Company’s headquarters are leased and approximate 24,700 square feet, and are located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.
Management believes that the Company’s facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs.
Item 3. Legal Proceedings.
Viad and certain subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2014 with respect to certain of these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial condition or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure for actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial condition or results of operations. Refer to “Business - Government Regulation and Compliance” in Item 1; also refer to Note 21, Litigation, Claims, Contingencies and Other of Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
None.

Other. Executive Officers of the Registrant.
The names, ages and positions of Viad’s executive officers as of the filing of this Annual Report are listed below:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	45
President and Chief Executive Officer of Viad since December 2014; Group President of the Marketing & Events Group since May 2011; President of GES, a wholly-owned subsidiary of Viad, since November 1, 2010; prior thereto, independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a manufacturer and retailer of custom window coverings, from April 2010 to August 2010; prior thereto, Executive Vice President-Chief Sales & Marketing Officer of GES from January 2008 to February 2010; prior thereto, Executive Vice President-Products and Services of GES from January 2005 to February 2010; prior thereto Vice President-Products & Services Business of GES from January 2004 to January 2005; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company, a multinational management consulting firm, from August 2000 to January 2004.

Deborah J. DePaoli	50
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

Ellen M. Ingersoll	50
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

Thomas M. Kuczynski	50
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

Kelly A. Smith	51
Chief Marketing & Commercial Officer since October 2014; prior thereto, Chief Marketing Officer of The Pampered Chef, a provider of high quality cookware through a distributor network of independent consultants, from 2012 to 2014; prior thereto, Senior Vice President, Corporate Marketing of NAVTEQ Corporation, a provider of geographic information systems data and electronic navigable maps, from 2008 to 2012; prior thereto, VP, Global Marketing & Communications of NAVTEQ Corporation from 2003 to 2007; prior thereto, VP, North America Marketing & Communications of NAVTEQ Corporation from 2001 to 2003; and prior thereto, various marketing positions at Leo Burnett and DMB&B, multinational advertising agencies servicing blue-chip clients.

Leslie S. Striedel	52
Chief Accounting Officer since April 2014; prior thereto, Vice President of Finance from March 2014 to April 2014; prior thereto, Vice President of Finance and Administration or similar positions with Colt Defense LLC, a designer, developer and manufacturer of firearms for military, personal defense and recreational purposes, from 2010 to 2013; prior thereto, Vice President of Finance, Director of Financial Reporting and Compliance and Corporate Controller of White Electronics Designs Corp. (now a subsidiary of Microsemi Corporation), a $100 million public company manufacturing circuits and semiconductors, from 2004 to 2010; and prior thereto, Corporate Controller of MD Helicopters, an international helicopter manufacturer, Corporate Controller of Fluke Networks (formerly Microtest, Inc.), a publicly-traded manufacturing and technology company, and Senior Tax Manager of KPMG LLP.

The term of office of the executive officers is until the next annual organization meeting of the Board of Directors of Viad, which is scheduled for May 21, 2015.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which Viad’s common stock is traded is the New York Stock Exchange. The common stock is also admitted for trading on the Chicago and National Exchanges. The following tables summarize the high and low market prices as reported on the NYSE Euronext Composite Tape and the cash dividends declared for the two years ended December 31:
SALES PRICE RANGE OF COMMON STOCK

	2014		2013
	High	Low	High	Low
First Quarter	$28.62	$23.27	$28.59	$25.26
Second Quarter	$25.52	$21.95	$27.71	$23.49
Third Quarter	$23.27	$20.22	$28.46	$21.89
Fourth Quarter	$27.41	$19.92	$28.97	$23.91
DIVIDENDS DECLARED ON COMMON STOCK

	2014	2013
January	$1.50	$—
February	0.10	0.10
May	0.10	0.10
August	0.10	0.10
October	—	2.50
December	0.10	0.10
Total	$1.90	$2.90
Quarterly dividends were paid on Viad’s common stock on the first business day of January, April, July and October. In addition on January 24, 2014 and October 25, 2013, Viad announced that its Board of Directors declared special cash dividends of $1.50 and $2.50 per share, respectively, to shareholders of record at the close of business on February 7, 2014 and November 7, 2013, respectively. Effective December 2014, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists. For additional information, refer to Note 11, Debt, of Notes to Consolidated Financial Statements.
As of January 31, 2015, there were a total of 7,114 shareholders of record of Viad’s common stock, including 486 shareholders that had not converted their shares following a stock split effective on July 1, 2004.
For information regarding security ownership of certain beneficial owners and management and related shareholder matters, refer to Part III, “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report.

SHAREHOLDER RETURN PERFORMANCE GRAPH
Set forth below is a line graph comparing, for the five-year period ended December 31, 2014, the yearly percentage change in the cumulative total shareholder return on Viad’s common stock to the cumulative total return of the Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index.
The graph below assumes $100 was invested on December 31, 2009 in Viad’s common stock, Standard & Poor’s SmallCap 600 Media Index, Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, Standard & Poor’s SmallCap 600 Index, Russell 2000 Index and Standard & Poor’s 500 Index with reinvestment of all dividends.

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014
Viad Corp	$100.00	$124.44	$86.08	$135.55	$154.76	$160.53
S&P 500	$100.00	$115.06	$117.49	$136.27	$180.40	$205.05
Russell 2000	$100.00	$126.81	$121.51	$141.40	$196.29	$205.93
S&P SmallCap 600	$100.00	$126.29	$127.57	$148.36	$209.65	$221.68
S&P 600 Comm. Services & Supplies	$100.00	$116.75	$102.09	$133.50	$191.45	$190.14
S&P 600 Media Index	$100.00	$147.21	$113.73	$129.33	$210.35	$246.76

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the fourth quarter of 2014 by Viad either on the open market as part of a repurchase program or from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 2014	1,543	24.61	—	582,002
December 2014	25,518	25.34	—	582,002
Total	27,061	25.30	—	582,002
 (1) Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased on the open market during 2013. As of December 31, 2014, 582,002 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. Subsequent to December 31, 2014, the Company repurchased141,462 shares on the open market at a cost of approximately $3.8 million. Refer to Note 26, Subsequent Event, of Notes to Consolidated Financial Statements.

Effective December 2014, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists. For additional information, refer to Note 11, Debt, of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data.
VIAD CORP
SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31,
(in thousands, except for per share data)	2014	2013	2012	2011	2010
Statement of Operations Data(1)
Revenues(2):
Exhibition and event services	$772,770	$685,350	$726,429	$670,054	$590,444
Exhibits and environments	171,698	159,554	175,611	170,496	166,040
Travel and recreation services(3),(4)	120,519	108,443	104,604	87,219	70,014
Total revenues	$1,064,987	$953,347	$1,006,644	$927,769	$826,498
Income (loss) from continuing operations(5)	$41,178	$19,320	$3,553	$7,544	$(1,637)
Income from discontinued operations(6)	14,389	2,366	3,030	2,199	2,716
Net income	55,567	21,686	6,583	9,743	1,079
Net income attributable to noncontrolling interest	(3,213)	(131)	(686)	(533)	(636)
Net income (loss) attributable to Viad	$52,354	$21,555	$5,897	$9,210	$443
Diluted Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(5)	$2.02	$0.96	$0.17	$0.36	$(0.09)
Income from discontinued operations attributable to Viad common stockholders(6)	0.57	0.10	0.12	0.09	0.11
Net income attributable to Viad common stockholders	$2.59	$1.06	$0.29	$0.45	$0.02
Weighted-average outstanding and potentially dilutive common shares	20,133	20,265	20,005	20,055	20,277
Basic Income (Loss) per Common Share
Income (loss) from continuing operations attributable to Viad common stockholders(5)	$2.02	$0.96	$0.17	$0.36	$(0.09)
Income from discontinued operations attributable to Viad common stockholders(6)	0.57	0.10	0.12	0.09	0.11
Net income attributable to Viad common stockholders	$2.59	$1.06	$0.29	$0.45	$0.02
Weighted-average outstanding common shares	19,804	19,850	19,701	19,719	19,955
Dividends declared per common share	$1.90	$2.90	$0.28	$0.16	$0.16
Balance Sheet Data at Year-End
Total assets	$714,943	$561,932	$650,577	$617,828	$616,503
Total debt and capital lease obligations	141,020	11,668	2,226	3,239	9,077
Total stockholders’ equity	347,702	356,543	397,032	386,179	386,711
Noncontrolling interest	12,315	9,102	8,971	8,285	7,752
Other Data
Adjusted EBITDA(7)	$73,954	$59,157	$53,971	$40,527	$28,372
(1) 2013 and prior years have been adjusted for discontinued operations associated with the expiration of the Glacier Park concession contract on December 31, 2013.
(2) 2014 amounts include an aggregate $21.2 million in revenue from the following acquisitions that occurred throughout 2014: West Glacier Properties, Blitz, onPeak and N200. Refer to Note 3, Acquisition of Businesses, of Notes to Consolidated Financial Statements.
(3) 2012 amounts include $5.2 million in revenue from the Banff International Hotel which was acquired in March 2012.
(4) 2011 amounts include an aggregate $9.7 million in revenue from Grouse Mountain Lodge, St. Mary Lodge, Denali Backcountry Lodge and Denali Cabins which were acquired in 2011.

(5) Income from continuing operations includes the following items:

•
Restructuring charges, net of tax, of $1.0 million, $2.6 million, $3.3 million, $2.5 million and $2.6 million in 2014, 2013, 2012, 2011, and 2010, respectively. Refer to Note 19, Restructuring Charges, of Notes to Consolidated Financial Statements.

•
Impairment charges, net of tax, of $0.5 million, $1.6 million and $0.3 million in 2014, 2013, and 2010, respectively. Refer to Note 6, Property and Equipment and Note 8, Goodwill and Other Intangible Assets, of Notes to Consolidated Financial Statements.

•
Income tax expense in 2014 included a release of $11.7 million of the valuation allowance related to our foreign tax credit and state NOL carryforwards. Refer to Note 17, Income Taxes, of Notes to Consolidated Financial Statements.

•
Income tax expense in 2012 included a $13.4 million valuation allowance for certain deferred assets associated with foreign tax credit carryforwards. Refer to Note 17, Income Taxes, of Notes to Consolidated Financial Statements.

(6) The amounts primarily relate to the gain on the possessory interest and personal property proceeds from the expiration of the Glacier Park concession contract in 2014, the sale of land in 2013 and 2012 associated with previously sold operations and the operations related to the Glacier Park concession contract and obligations associated with previously sold operations for 2010-2013. Refer to Note 24, Discontinued Operations, of Notes to Consolidated Financial Statements.
(7) See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of “Non-GAAP Measure.”

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
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global event marketing company that helps clients gain more awareness, more involvement and more value from their trade show programs and other live events. The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. The mission of the Marketing & Events Group is to create the world’s most meaningful and memorable experiences for show organizers, brand marketers, event attendees and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and leisure centers.
On September 16, 2014, the Company acquired Blitz Communications Group Limited and affiliates (collectively, “Blitz”), which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15.0 million (approximately $24.4 million) in cash, subject to certain adjustments.
On October 7, 2014, the Company acquired onPeak LLC and Travel Planners, Inc. (collectively, “onPeak”) for a purchase price of $43.0 million and $33.7 million, respectively, in cash, subject to certain adjustments. Both acquired companies provide event accommodations services in North America to the live events industry.
On November 24, 2014, the Company acquired N200 Limited and affiliates (collectively, “N200”) for €9.7 million (approximately $12.1 million) in cash, subject to certain adjustments, plus an earnout payment (the “Earnout”) of up to €1.0 million. The amount of the Earnout is based on N200’s achievement of established financial targets for fiscal 2015 (ending June 30). N200, which has offices in the United Kingdom and the Netherlands, is a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands.

The Travel & Recreation Group is an experiential leisure travel provider serving the needs of regional and long-haul visitors to iconic natural and cultural destinations in North America. The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk (opened May 2014), Banff Lake Cruise, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations.

During 2014, Glacier Park owned and operated seven properties, with accommodation offerings varying from hikers’ cabins to hotel suites, including St. Mary Lodge, a 115-room, full-service resort lodge located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, a historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering golf, skiing in the winter, hiking in the summer and other seasonal recreational activities, located near Glacier National Park in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; the West Glacier Motel & Cabins in West Glacier, Montana, and Motel Lake McDonald and the Apgar Village Lodge, which are located inside Glacier National Park. Glacier Park also operates the food and beverage services with respect to those properties and the retail shops located near Glacier National Park. With regard to Glacier Park’s concession operations within Glacier National Park, refer to Note 24, Discontinued Operations, of Notes to Consolidated Financial Statements.

On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, the “West Glacier Properties”). The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-

service amenities include a restaurant, grocery store, gift shops, a gas station and employee accommodations. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee accommodations. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million, subject to certain adjustments. For additional information, refer to Note 3, Acquisition of Businesses, of Notes to Consolidated Financial Statements.
Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Financial Highlights
The following 2014 financial highlights are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”):
Viad Corp (Consolidated)

•	Total revenues of $1.1 billion, an increase of 11.7 percent from 2013 revenues

•	Net income attributable to Viad of $52.4 million, as compared to $21.6 million in 2013

•	Diluted income per share of $2.59, as compared to $1.06 in 2013

•
Restructuring charges totaling $1.6 million primarily related to the elimination of certain positions in the Marketing & Events Group, partially offset by recoveries related to updated estimates of facility contractual arrangements

•	Income from discontinued operations of $14.4 million primarily related to the gain on the possessory interest and personal property at Glacier Park

•	Cash and cash equivalents were $57.0 million as of December 31, 2014

•	Debt was $141.0 million as of December 31, 2014
Marketing & Events U.S.

•	Revenues of $710.8 million, an increase of 13.0 percent from 2013 revenues

•	Segment operating income of $21.4 million, as compared to $11.0 million in 2013
Marketing & Events International

•	Revenues of $249.6 million, an increase of 8.9 percent from 2013 revenues

•	Segment operating income of $10.3 million, as compared to $9.1 million in 2013
Travel & Recreation Group

•	Revenues of $120.5 million, an increase of 11.1 percent from 2013 revenues

•	Segment operating income of $28.1 million, as compared to $21.8 million in 2013
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
A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

(in thousands)	2014	2013	2012
Net income attributable to Viad	$52,354	$21,555	$5,897
Depreciation and amortization	30,382	27,634	29,843
Interest expense	2,137	1,250	1,345
Income tax expense (benefit)	(239)	8,206	19,435
Impairment charges	884	2,630	—
Income from discontinued operations	(11,564)	(2,118)	(2,549)
Adjusted EBITDA	$73,954	$59,157	$53,971
The increase in Adjusted EBITDA of $14.8 million from 2013 to 2014 was primarily due to higher segment operating income at both the Marketing & Events Group and Travel & Recreation Group and lower restructuring charges, partially offset by higher corporate costs. The increase in Adjusted EBITDA of $5.2 million from 2012 to 2013 was primarily due to higher segment operating results at the Travel & Recreation Group, as well as lower corporate costs and restructuring charges. See “Results of Operations” below for a discussion of fluctuations.
Results of Operations:
2014 vs. 2013:
The following are consolidated highlights:

•
Total revenue was $1.1 billion, as compared to $953.3 million in 2013. The increase in revenue was primarily driven by positive show rotation, continued same-show growth, and the acquisitions of onPeak, Blitz and N200 in the Marketing & Events Group U.S. and International segments. The increase in the Travel & Recreation Group revenue was primarily due to Brewster’s attractions, with the Glacier Skywalk (opened May 2014) driving growth at our attractions and the acquisition of the West Glacier Properties.

•
Total segment operating income was $59.9 million, as compared to $41.9 million in 2013. The increase in segment operating income was primarily driven by higher revenue and increased margins in all three reportable segments.

•	Diluted income per share from continuing operations attributable to Viad shareholders was $2.02, as compared to $0.96 in 2013.

•
Income from discontinued operations attributable to Viad was $11.6 million, as compared to income of $2.1 million in 2013, primarily related to the expiration of Glacier Park’s concession contract with the Park Service on December 31, 2013. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations.

•	Net income attributable to Viad was $52.4 million, as compared to $21.6 million in 2013.

Foreign Exchange Rate Variances
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.
During 2014, foreign exchange rate variances resulted in decreases in revenue and segment operating income of $0.3 million and $0.6 million, respectively, as compared to 2013. The following table summarizes the effects of foreign exchange rate variances on year over year revenue and segment operating results from Viad’s international operations, excluding the effect of 2014 acquisitions:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.90	$0.97	$(4,635)	$0.88	$0.99	$(211)
United Kingdom	$1.65	$1.56	$9,105	$1.66	$1.57	$460
Germany	$1.32	$1.33	$(58)	$1.35	$1.33	$2
			$4,412			251
Travel & Recreation Group:
Canada	$0.92	$0.96	$(4,735)	$0.93	$0.96	$(877)
			$(323)			$(626)
Viad’s results were primarily impacted by the weakening of the Canadian dollar and the strengthening of the British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Analysis of Operating Results by Reportable Segment

	Year Ended December 31,
(in thousands)	2014	2013	Change
Revenue:
Marketing & Events Group:
U.S.	$710,835	$628,856	$81,979	13.0%
International	249,649	229,312	$20,337	8.9%
Intersegment eliminations	(16,016)	(13,264)	$(2,752)	20.7%
Total Marketing & Events Group	944,468	844,904	$99,564	11.8%
Travel & Recreation Group	120,519	108,443	$12,076	11.1%
Total revenue	$1,064,987	$953,347	$111,640	11.7%
Segment operating income:
Marketing & Events Group:
U.S.	$21,400	$11,024	$10,376	94.1%
International	10,339	9,068	1,271	14.0%
Total Marketing & Events Group	31,739	20,092	11,647	58.0%
Travel & Recreation Group	28,127	21,819	6,308	28.9%
Segment operating income	$59,866	$41,911	$17,955	42.8%
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

U.S. Segment. Revenue for the Marketing & Events U.S. segment was $710.8 million in 2014, up 13.0 percent, as compared to $628.9 million in 2013. Segment operating income increased $10.4 million to $21.4 million, as compared to 2013. Organic increases, excluding the acquisition of onPeak, were $75.9 million in revenue and $10.6 million in operating income. Revenue was primarily impacted by positive show rotation revenue of approximately $69 million, base same-show revenue growth of 6.4 percent, and higher revenue from corporate clients, partially offset by the loss of the International Consumer Electronics Show. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year. Base same-shows represented 39 percent of Marketing & Events U.S. segment revenue in 2014. Operating income was also affected by a non-recurring gain of $4.8 million in 2013 related to the sale of a facility as well as higher performance-based incentives in 2014.
International Segment. Revenue for the Marketing & Events International segment in 2014 was affected by exchange rate variances, which had a favorable impact on revenue and segment operating income of $4.4 million and $0.3 million, respectively, as compared to 2013. Excluding exchange rate variances, revenue increased by $15.9 million, or 6.9 percent, and segment operating results increased by $1.0 million, or 11.2 percent. Organic growth, excluding the acquisitions of Blitz and N200 as well as the impact of exchange rate variances, was $5.3 million in revenue and $0.8 million in operating income. These increases were primarily driven by new business wins, partially offset by negative show rotation revenue of approximately $4 million.
2015 Outlook. Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.
For the 2015 full year, management expects U.S. base same-show revenue to increase at a mid-single digit rate and show rotation to have a net negative impact on revenue of approximately $75 million versus 2014. Additionally, management anticipates that foreign currency exchange rate variances versus 2014 will have an unfavorable impact on the Marketing & Events Group’s 2015 full year revenue and operating income of approximately $25 million and $1 million, respectively.
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
Additionally, management is executing a strategic growth plan to transform the Marketing & Events Group into the preferred global full service provider to the live events market, which includes adding complementary and higher-margin service lines to its existing official services contracting business. In connection with this plan, the Company completed the following key acquisitions during 2014:

•
Blitz, a leading audio-visual staging and creative services provider for the live events industry in Europe. The addition of Blitz, effective September 16, 2014, provided international scale to the Marketing & Events Group’s existing U.S. in-house audio-visual operations that were launched in late 2013.

•
onPeak, which provides event accommodations services to approximately 60 percent of the top 250 U.S. events. Upon acquiring these companies, effective October 7, 2014, the Marketing & Events Group became the leading event accommodations service provider in the United States.

•
N200, Europe’s leading event registration and data intelligence service provider for the live events industry. This acquisition, effective November 24, 2014, affords clients yet another value-added service and adds another high-margin business to the Marketing & Events Group.

Collectively, the acquisitions of Blitz, onPeak and N200 contributed revenue and segment EBITDA of $16.7 million and $2.5 million, respectively, to the Marketing & Events Group’s 2014 results. Segment EBITDA is defined as segment operating income plus depreciation and amortization expense. In 2015, management expects these acquisitions to collectively provide revenue of about $62 million to $67 million and segment EBITDA of about $14.5 million to $15.5 million. These acquisitions offer cross-selling opportunities across the Marketing & Events Group’s customer base, which is resulting in expanded business relationships with existing customers and creating new competitive advantages for the Marketing & Events Group as it increasingly becomes a full-service provider for live events.

Travel & Recreation Group
Seasonality. The Travel & Recreation Group segment experiences peak activity during the summer months. During 2014, 85 percent of its revenue was earned in the second and third quarters.
Results for the Travel & Recreation Group segment for 2014 were affected by exchange rate variances, which had an unfavorable impact on revenue and segment operating income of $4.7 million and $0.9 million, respectively, as compared to 2013. Excluding exchange rate variances, revenue increased by $16.8 million, or 15.5 percent, and segment operating income increased by $7.2 million, or 32.9 percent.
The following table provides Travel & Recreation Group revenue by line of business:

	Year Ended December 31,
(in thousands)	2014	2013	Change
Revenues:
Hospitality	$42,689	$38,236	$4,453	11.6%
Attractions	44,691	36,102	8,589	23.8%
Package tours	19,336	18,950	386	2.0%
Transportation	15,954	17,247	(1,293)	(7.5)%
Intra-segment eliminations & other	(2,151)	(2,092)	(59)	2.8%
Total	$120,519	$108,443	$12,076	11.1%
Revenue. The increases in revenue in 2014 were primarily driven by attractions and hospitality. The improved results from attractions were primarily due to the opening of the new Glacier Skywalk attraction and increased passenger counts at the Columbia Icefield Glacier Adventure, the Banff Gondola, and the Banff Lake Cruise. Hospitality revenue increased primarily due to the acquisition of the West Glacier Properties on July 1, 2014, which added $4.6 million of revenue. Excluding the West Glacier Properties, hospitality revenue decreased slightly versus the comparable periods in 2013 primarily due to declines at the Denali Backcountry Lodge and Glacier Park Lodge. The Denali Backcountry Lodge was negatively affected by flooding at the end of June 2014 and Glacier Park Lodge experienced especially strong occupancy in 2013 as a result of its centennial anniversary. Declines at these properties were partially offset by increases at the Banff International Hotel, the Mount Royal Hotel and the Glacier View Inn, which benefitted from strong visitation to Banff and Jasper National Parks, as well as Grouse Mountain Lodge driven by the Company’s renovations in 2012 and 2013.
Transportation revenue decreased as compared to the prior year primarily as a result of unfavorable foreign exchange rate variances and reduced business for the Denali Backcountry Adventure. Package tours revenue increased primarily due to higher group and individual business, partially offset by unfavorable exchange rate variances.
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
The following table provides Travel & Recreation Group same-store key performance indicators for the twelve months ended December 31, 2014 and 2013. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the positive or negative effects that result from translating. Management believes that this same-store constant currency basis provides better comparability between reporting periods. The same-store key performance indicators presented below exclude the hospitality metrics for the West Glacier Properties (acquired July 1, 2014), as well as the attraction metrics for the Glacier Skywalk attraction (opened May 2014) as they do not have comparable results for the same periods in 2013.

	2014	2013	Change
Hospitality:
Room nights available	218,913	220,989	(0.9)%
RevPAR	$102	$97	5.2%
ADR	$149	$151	(1.3)%
Occupancy	68.2%	64.4%	3.8%
Attractions:
Passengers	1,053,496	915,598	15.1%
Total attraction revenue per passenger	$37	$37	—%

Hospitality. The increase in RevPAR in 2014 was primarily due to higher occupancy and ADR at the Mount Royal Hotel, the Banff International Hotel, and the Glacier View Inn driven by increased visitation to Banff and Jasper National Parks. The Grouse Mountain Lodge also experienced higher RevPAR driven by the Company’s renovations in 2012 and 2013. These increases were partially offset by reduced occupancy at the Denali Backcountry Lodge, which experienced flooding early in its operating season, and at Glacier Park Lodge, which experienced especially strong occupancy in 2013 as a result of its centennial anniversary. The decrease in ADR was primarily driven by offering lower rates at the Prince of Wales Hotel in response to softer demand as compared to prior year and higher occupancy during the off-peak season at the Grouse Mountain Lodge when rates were lower. The decrease in room nights available from 2013 to 2014 was due to changes in seasonal opening and closing dates of certain Glacier Park properties. Management schedules opening and closing dates to optimize profitability based on anticipated travel patterns, and forecasted occupancy levels and operating expenses.
Attractions. The number of passengers increased in 2014 at all three of Brewster’s attractions (Columbia Icefield Glacier Adventure, Banff Gondola, and Banff Lake Cruise). The attractions benefited from increased park visitation traffic, favorable weather conditions, and strong combination ticket sales with the Glacier Skywalk. The Banff Lake Cruise experienced a substantial increase in individual traffic as a result of implementing additional departure times in 2014.
During 2014, approximately 75 percent of revenue and 90 percent of segment operating income generated in the Travel & Recreation Group segment were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar, as compared to other currencies, could adversely affect customer volumes, revenue and segment operating income for the Travel & Recreation Group. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.
For the 2015 full year, management expects the Travel & Recreation Group’s revenue to increase by a low single-digit rate from 2014 driven by the growth of the underlying business, largely offset by unfavorable currency translation. Management anticipates that foreign currency exchange rate variances versus 2014 will have an unfavorable impact on the Travel & Recreation Group’s 2015 full year revenue and operating income of approximately $10 million and $3 million, respectively. Also, management anticipates the five acquisitions completed by Viad since the beginning of 2011 will generate approximately $35 million in revenue in 2015 with an average Adjusted EBITDA margin (defined as Adjusted EBITDA divided by revenue) of more than 30 percent. By leveraging economies of scale and scope and repositioning the acquired assets for higher returns, management expects to realize continued revenue growth and expanding Adjusted EBITDA margins in future years.
Corporate Activities. Corporate activities expense of $14.3 million in 2014 increased from $6.8 million. This increase was primarily related to acquisition transaction-related costs of $4.2 million, CEO transition costs of $2.7 million, and higher 401(k) employer matching contributions expense due to the depletion of the Company’s common stock held in the Employee Stock Ownership Plan feature of the Company’s 401(k). Matching contributions are now funded from shares of Viad common stock held in treasury which have a higher cost to the Company.
Restructuring Charges. In 2014, Viad recorded net restructuring charges of $1.6 million ($1.0 million after-tax) primarily related to updated estimates of facility contractual arrangements and the elimination of certain positions in the Marketing & Events Group. In 2013, Viad recorded net restructuring charges of $3.8 million ($2.6 million after-tax) primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. In addition, restructuring charges related to the elimination of certain positions in the Travel & Recreation Group and at Viad corporate were also recorded in 2013.
Impairment Charges. In 2014, Viad recorded impairment charges of $0.9 million ($0.5 million after-tax) at the Marketing & Events Group primarily related to the write-off of certain internally developed software. In 2013, Viad recorded impairment charges of approximately $3.1 million ($1.6 million after-tax) related to the non-cash write-down of goodwill at Glacier Park of $2.1 million ($1.0 million after-tax) and $1.0 million ($0.6 million after-tax) related to the write-off of certain assets within the Marketing & Events Group.
Income Taxes. The effective tax rate for 2014 was 0.2 percent, as compared to 30.1 percent for 2013. The decrease in the effective tax rate for 2014 was primarily due to a benefit related to the reversal of a valuation allowance associated with foreign tax credits. During the third quarter of 2014, it was determined that certain deferred tax assets associated with foreign tax credits, for which a valuation allowance had previously been established, once again met the “more-likely-than-not” test in the accounting standards regarding the realization of those assets. Accordingly, Viad recorded a tax benefit of $10.1 million to income tax expense during the 2014 third quarter.
Discontinued Operations. On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 totaling $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $13.5 million that was recorded as income from discontinued operations. In addition, 2014 income from discontinued operations included approximately $0.7 million, net of tax, related to the gain on sale of personal property at Glacier Park, as well as an insurance recovery of $0.3 million, net of tax, and adjustments to reserves related to certain liabilities associated with previously sold operations.
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
In addition, 2013 income from discontinued operations included $1.1 million, net of tax, primarily related to the sale of land associated with a previously sold operation.

2013 vs. 2012:

The following are consolidated highlights:

•
Total revenue was $953.3 million, as compared to $1.0 billion in 2012. The decrease in revenue was primarily driven by negative show rotation and services provided in 2012 in connection with the Summer Olympic and Paralympic Games by the Marketing & Events Group.

•
Total segment operating income was $41.9 million, as compared to $38.2 million in 2012. The increase in operating results, despite revenue declines, was primarily driven by continued same-show growth and focus on margin improvement at the Marketing & Events Group, as well as expanded revenues at all three operating units within the Travel & Recreation Group.

•	Diluted income per share from continuing operations attributable to Viad shareholders was $0.96, as compared to $0.17 in 2012.

•
Income from discontinued operations attributable to Viad was $2.1 million and $2.5 million in 2013 and 2012, respectively. This related partly to the operations of the Glacier Park concession contract of $1.0 million and $1.9 million in 2013 and 2012, respectively. The Company’s 2013 and 2012 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations. Additionally, the Company had income from the sale of land associated with a previously sold operation of $1.1 million and $0.6 million for 2013 and 2012, respectively.

•	Net income attributable to Viad was $21.6 million, as compared to $5.9 million in 2012.
Foreign Exchange Rate Variances
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.
During 2013, foreign exchange rate variances resulted in decreases in revenues and segment operating income of $7.0 million and $1.0 million, respectively, as compared to 2012. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results from Viad’s significant international operations:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2013	2012		2013	2012
Marketing & Events Group:
Canada	$0.97	$1.00	$(2,103)	$0.99	$1.04	$(65)
United Kingdom	$1.56	$1.59	$(2,582)	$1.57	$1.60	$(138)
Germany	$1.33	$1.29	$419	$1.33	$1.27	$(37)
			(4,266)			(240)
Travel & Recreation Group:
Canada	$0.96	$1.00	$(2,756)	$0.96	$1.00	$(790)
			$(7,022)			$(1,030)
Viad’s results were primarily impacted by the weakening of the Canadian dollar and British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Analysis of Operating Results by Reportable Segment

	Year Ended December 31,
(in thousands)	2013	2012	Change
Revenue:
Marketing & Events Group:
U.S.	$628,856	$676,772	$(47,916)	(7.1)%
International	229,312	240,137	$(10,825)	(4.5)%
Intersegment eliminations	(13,264)	(14,869)	$1,605	(10.8)%
Total Marketing & Events Group	844,904	902,040	$(57,136)	(6.3)%
Travel & Recreation Group	108,443	104,604	$3,839	3.7%
Total revenue	$953,347	$1,006,644	$(53,297)	(5.3)%
Segment operating income:
Marketing & Events Group:
U.S.	$11,024	$5,579	$5,445	97.6%
International	9,068	12,321	(3,253)	(26.4)%
Total Marketing & Events Group	20,092	17,900	2,192	12.2%
Travel & Recreation Group	21,819	20,291	1,528	7.5%
Segment operating income	$41,911	$38,191	$3,720	9.7%
Marketing & Events Group
U.S. Segment. Revenue for the Marketing & Events U.S. segment was $628.9 million for 2013, down 7.1 percent, as compared to $676.8 million in 2012. The decrease was primarily due to negative show rotation revenue of approximately $54 million, partially offset by base same-show revenue increases of 3.1 percent. Base same-shows represented 46 percent of Marketing & Events U.S. segment revenue in 2013. The 2013 segment operating income was $11.0 million, as compared to $5.6 million in 2012. The improved operating results were primarily due to lower performance-based incentives, the third quarter gain on sale of a facility in New Jersey and ongoing efforts to drive operating efficiencies.
International Segment. Results for the Marketing & Events International segment were affected by exchange rate variances, which had an unfavorable impact on revenue of $4.3 million and segment operating income of $0.2 million, as compared to 2012. Excluding exchange rate variances, 2013 revenue decreased by $6.6 million, or 2.7 percent, and segment operating income decreased by $3.0 million, or 24.5 percent. These decreases were primarily driven by services provided for the 2012 London Summer Olympics and Paralympic Games, partially offset by positive show rotation revenue of approximately $6 million.
Travel & Recreation Group
Seasonality. The Travel & Recreation Group segment experiences peak activity during the summer months. During 2013, 83 percent of its revenue was earned in the second and third quarters.
Results for the Travel & Recreation Group segment for 2013 were affected by exchange rate variances, which had an unfavorable impact on revenue and segment operating income of $2.8 million and $0.8 million, respectively, as compared to 2012. Excluding exchange rate variances, revenue increased by $6.6 million, or 6.3 percent, and segment operating income increased by $2.3 million, or 11.4 percent.
During 2013, results were negatively impacted by extensive flooding that took place on June 20, 2013, in Alberta, Canada. Major pieces of infrastructure in the province were affected and many roads became impassable, which temporarily restricted access to Brewster’s hotel properties and attractions in the area. The provincial authorities were able to restore road access to Banff for both commercial and private vehicles by June 26, 2013, ahead of the Canada Day holiday weekend. Management started seeing more normalized occupancy and visitor traffic in August. Management estimates that the flooding had an unfavorable impact on 2013 revenue of approximately $2 million. Brewster recovered well from the flooding that occurred in late June and delivered solid growth for the full year across nearly all of its lines of business.

The following table provides Travel & Recreation Group revenue by line of business:

(in thousands)	2013	2012	Change
Revenues:
Hospitality	$38,236	$36,089	$2,147	5.9%
Attractions	36,102	35,434	668	1.9%
Package tours	18,950	18,805	145	0.8%
Transportation	17,247	16,858	389	2.3%
Intra-segment eliminations & other	(2,092)	(2,582)	490	(19.0)%
Total	$108,443	$104,604	$3,839	3.7%
Revenue. The increase in revenue in 2013 was primarily driven by hospitality and attractions. The revenue growth from hospitality properties was primarily due to improved results at most of the lodges and hotels. Glacier Park saw strong results, particularly at the Grouse Mountain Lodge, which was recently updated and refreshed. In addition, the Banff International Hotel, which was acquired on March 7, 2012, benefited from a full first quarter contribution. The improved results from attractions were primarily due to increased passenger counts at the Columbia Icefield Glacier Adventure, the Banff Gondola, and the Banff Lake Cruise.
The following table provides Travel & Recreation Group same-store key performance indicators. The same-store key performance indicators presented below exclude the metrics for the Banff International Hotel (acquired in March 2012), as well as all of the hospitality properties and the Red Bus Tours attraction that were part of Glacier Park’s expired concession contract with the Park Service.

	2013	2012	Change
Hospitality:
Room nights available	161,859	163,434	(1.0)%
RevPAR	$110	$99	11.1%
ADR	$166	$159	4.4%
Occupancy	66.1%	62.5%	3.6%
Attractions:
Passengers	915,598	906,645	1.0%
Total attraction revenue per passenger	$39	$38	2.6%
Hospitality. The increase in RevPAR reflects improvement across most properties. The Grouse Mountain Lodge experienced particularly strong growth in occupancy driven by the Company’s renovations in 2012 and 2013. The increase in ADR was primarily driven by the Denali Backcountry Lodge, St. Mary Lodge and Resort, and the Glacier Park Lodge. The Denali Backcountry Lodge experienced stronger bookings than expected in 2013, which allowed management to offer higher rates. In addition, the Glacier Park Lodge centennial anniversary in 2013 increased demand for Glacier Park properties, which was matched with higher rates. The decrease in room nights available from 2012 to 2013 was due to changes in seasonal opening and closing dates of certain Glacier Park properties. Management schedules opening and closing dates to optimize profitability based on anticipated travel patterns, and forecasted occupancy levels and operating expenses.
Attractions. The number of passengers increased in 2013 at all three of Brewster attractions (Banff Gondola, Columbia Icefield Glacier Adventure, and Banff Lake Cruise), despite the flood impact. The increase in revenue per passenger was mainly driven by increased ticket prices at the Banff Gondola attraction.
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
Restructuring Charges. In 2013, Viad recorded net restructuring charges of $3.8 million, as compared to $4.9 million in 2012. The 2013 charges primarily related to reorganization activities in the Marketing & Events Group, comprised of the elimination of certain positions. In addition, restructuring charges related to the elimination of certain positions in the Travel & Recreation Group and at Viad corporate were also recorded in 2013.
Impairment Charges. Viad recorded a non-cash impairment charge of approximately $3.1 million in 2013 related to the non-cash write down of goodwill at the Glacier Park reporting unit of $2.1 million and $1.0 million related to the write-off of certain assets within the Marketing & Events Group.
Income Taxes. The effective tax rate for 2013 was 30.1 percent, as compared to 84.6 percent for 2012. The high rate for 2012, as compared to the statutory rate, was due to the charge to income tax expense of $13.4 million, representing a valuation allowance for certain deferred tax assets associated with foreign tax credit carryforwards.
Discontinued Operations. On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. The Company’s 2013 and 2012 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations. Accordingly, for both the 2013 and 2012 full year, approximately $19 million in revenue and $4 million in operating income have been reclassified as discontinued operations.
In addition, 2013 and 2012 income from discontinued operations included $1.1 million, net of tax, and $0.6 million, net of tax, primarily related to the sale of land associated with a previously sold operation.
Liquidity and Capital Resources
Cash and cash equivalents were $57.0 million as of December 31, 2014, as compared to $45.8 million as of December 31, 2013. During 2014, the Company generated net cash flows from operating activities of $58.1 million primarily driven by operating results, somewhat offset by changes in working capital. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of December 31, 2014, the Company had approximately $40.1 million of its cash and cash equivalents held outside of the United States. Of the total amount, $24.3 million was held in Canada, $11.7 million in the United Kingdom, $2.1 million in Germany, $1.0 million in the United Arab Emirates and $1.0 million in the Netherlands. There were certain historical earnings related to its Canadian operations which, if repatriated to the United States, would result in incremental income tax expense. The incremental tax liability as of December 31, 2014 that would result assuming all foreign cash balances were repatriated to the United States would be approximately $1.0 million.
Cash Flows
Operating Activities

(in thousands)	2014	2013	2012
Net income	$55,567	$21,686	$6,583
Depreciation and amortization	30,792	27,967	30,133
Income from discontinued operations	(14,389)	(2,366)	(3,030)
Other non-cash items	34	13,769	33,106
Changes in assets and liabilities	(13,914)	(55,001)	2,394
Net cash provided by operating activities	$58,090	$6,055	$69,186
2014 - Non-cash items include $2.9 million of share-based compensation expense and $1.6 million of restructuring charges. The changes in assets and liabilities primarily consisted of a $12.6 million unfavorable change in other assets and liabilities, an $10.4 million increase in receivables and a $6.4 million decrease in customer deposits, partially offset by a $18.1 million increase in accounts payable.

2013 - Non-cash items consisted of $5.2 million of share-based compensation expense and $3.0 million of impairment charges offset by a gain on facility and related land of $4.8 million and $3.8 million of restructuring charges. The changes in assets and liabilities primarily consisted of a $21.0 million decrease in customer deposits, a $15.4 million decrease in accounts payable and an $11.7 million decrease in accrued compensation.
2012 - Non-cash items primarily consisted of $11.3 million of deferred income taxes related to the valuation allowance for foreign tax credit carryforwards and $7.2 million of share-based compensation expense. The changes in assets and liabilities primarily consisted of a $4.7 million decrease in restructuring liabilities partially offset by a $4.3 million increase in accounts payable.
Investing Activities

(in thousands)	2014	2013	2012
Proceeds from possessory interest and personal property - discontinued operations	$28,000	$—	$—
Proceeds from dispositions of property and other assets	1,109	464	322
Acquisition of businesses, net of cash acquired	(120,251)	(647)	(23,546)
Capital expenditures	(29,389)	(36,119)	(27,675)
Proceeds from sale of facility and related land	—	12,696	—
Proceeds from the sale of land - discontinued operations	—	1,645	1,041
Proceeds from sale of short-term investments	—	—	384
Net cash used in investing activities	$(120,531)	$(21,961)	$(49,474)
2014 - Cash used in investing activities was driven by $120.3 million of costs related to the acquisitions of the West Glacier Properties, Blitz, onPeak and N200 and $29.4 million of capital expenditures primarily related to the construction of a versatile wall system at the Marketing & Events U.S. segment and equipment and computer hardware at both the Marketing & Events Group and Travel & Recreation Group. This was partially offset by $28.0 million received for the Company’s possessory interest and personal property at Glacier Park. For additional information, refer to Note 3, Acquisition of Businesses and Note 24, Discontinued Operations, of Notes to Consolidated Financial Statements.
2013 - Cash used in investing activities of $22.0 million was driven by $36.1 million of capital expenditures primarily related to the construction of the Glacier Skywalk at the Travel & Recreation Group of $12.7 million as well as equipment and computer hardware at the Marketing & Events U.S. segment. Partially offsetting this was $14.3 million of proceeds from the sale of a facility and related land in the Marketing & Events Group and the sale of land from a discontinued operation.
2012 - Cash used in investing activities primarily consisted of $27.7 million used for capital expenditures related to the purchase of rental inventory, equipment and computer hardware and leasehold improvements at the Marketing & Events U.S. segment as well as Glacier Skywalk construction costs of $8.9 million (with an accrued capital expenditure amount of $2.6 million as of December 31, 2012) and building and other improvements at the Travel & Recreation Group, and $23.5 million used for the acquisition of the Banff International Hotel and related assets, net of cash acquired.
Financing Activities

(in thousands)	2014	2013	2012
Proceeds from borrowings	$189,512	$20,000	$—
Payments on debt and capital lease obligations	(61,461)	(11,362)	(2,685)
Dividends paid on common stock	(38,387)	(58,914)	(4,454)
Common stock purchased for treasury	(12,321)	(1,328)	(1,656)
Debt issuance costs	(1,671)	—	—
Other	1,269	1,199	541
Net cash provided by (used in) financing activities	$76,941	$(50,405)	$(8,254)
2014 - Cash provided by financing activities primarily consisted of $128.1 million of net proceeds from borrowings, partially offset by $38.4 million used for payments of dividends on common stock. On January 24, 2014 Viad announced that its Board of Directors declared special cash dividends of $1.50 per share to shareholders of record at the close of business on February 7, 2014.
2013 - Cash used in financing activities primarily consisted of $58.9 million used for payments of dividends on common stock, partially offset by net proceeds from borrowings of $8.6 million. On October 25, 2013, Viad announced that its Board of Directors declared special cash dividends of $2.50 per share to shareholders of record at the close of business on November 7, 2013.
2012 - Cash used in financing activities primarily consisted of $4.5 million used for payments of dividends on common stock and $2.7 million used for payments on debt and capital lease obligations. In August 2012, Viad’s Board of Directors approved a 150 percent increase in the quarterly dividend from $0.04 per share to $0.10 per share.

Debt

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amends and replaces in its entirety the Company’s $180 million revolving credit facility under the Amended and Restated Credit Agreement dated as of May 18, 2011. The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019, and proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two facilities. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars or British pounds.

Viad’s lenders have a first perfected security interest in all of the personal property of Viad, GES and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries. Financial covenants include a fixed charge coverage ratio of not less than 1.75 to 1.00, with a step-up to 2.00 to 1.00 for the fiscal quarter ending June 30, 2016. Viad must maintain a leverage ratio of not greater than 3.00 to 1.00, with a step-down to 2.75 to 1.00 for the fiscal quarter ending March 31, 2016 and a step-down to 2.50 to 1.00 for the fiscal quarter ending March 31, 2017. As of December 31, 2014, the fixed charge coverage ratio was 2.61 to 1.00, and the leverage ratio was 1.73 to 1.00. The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists. Significant other covenants include limitations on investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2014, Viad was in compliance with all covenants.
As of December 31, 2014, Viad’s total debt of $141.0 million consisted of outstanding borrowings under the Term Loan and Revolving Credit Facility of $125.0 million and $14.5 million, respectively, and capital lease obligations of $1.5 million. As of December 31, 2014, Viad had $159.4 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.1 million and the outstanding balance under the Revolving Credit Facility of $14.5 million.
Borrowings under the Revolving Credit Facility (of which GES and GES Event Intelligence Services, Inc. are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
Guarantees
As of December 31, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2014 would be $5.9 million. These guarantees relate to leased facilities and expire through October

2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
Share Repurchases
Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock on the open market from time to time at prevailing market prices. During 2014, the Company repurchased 448,436 shares on the open market at a total cost of $10.6 million. No shares were repurchased on the open market during 2013. As of December 31, 2014, 582,002 shares remained available for repurchase. Additionally, during 2014 and 2013, the Company withheld 72,996 shares for $1.8 million and 50,156 shares for $1.3 million, respectively, related to tax withholding requirements on share-based awards.
Subsequent to December 31, 2014, the Company repurchased141,462 shares on the open market at a cost of approximately $3.8 million. Refer to Note 26, Subsequent Event, of Notes to Consolidated Financial Statements.
Contractual Obligations
The following table presents Viad’s contractual obligations as of December 31, 2014:

	Payments due by period
(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolver and term loan borrowings	$27,000	$37,500	$75,000	$—	$139,500
Operating leases	$16,343	$26,824	$18,627	$9,755	$71,549
Pension and postretirement benefits(1)	3,179	6,831	7,102	18,329	35,441
Purchase obligations(2)	17,735	9,069	1,437	4	28,245
Capital lease obligations	856	661	3	—	1,520
Estimated interest payments	81	57	—	—	138
Total contractual cash obligations(3)	$38,194	$43,442	$27,169	$28,088	$136,893
(1) Estimated contributions related to multi-employer benefit plans are excluded from the table above. Refer to Note 18, Pension and Postretirement Benefits, of Notes to Consolidated Financial Statements for disclosures regarding those obligations.
(2) Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(3) Aggregate self-insurance liabilities of $32.1 million are excluded from the table above as the timing and amounts of future cash outflows are uncertain. Refer to Note 9, Other Current Liabilities and Note 10, Other Deferred Liabilities, of Notes to Consolidated Financial Statements.
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2014 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position, results of operations or liquidity. As of December 31, 2014, there was a remaining environmental remediation liability of approximately $4.7 million related to previously sold operations of which $0.4 million is included in the consolidated balance sheets under the caption “Other current liabilities” and $4.4 million under the caption “Other deferred items and liabilities.”

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2014, 2013 and 2012 totaled $23.2 million, $20.3 million and $20.7 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2014, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Off-Balance Sheet Arrangements:
Viad does not have any “off-balance sheet” arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements and related notes. See Notes 11, 20 and 21 of Notes to Consolidated Financial Statements.
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
Goodwill — Goodwill is not amortized, but tested for impairment at the reporting unit level on an annual basis as of October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets and other resources among components and the benefits and likely recoverability of goodwill by the component’s operations.
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

As of December 31, 2014, Viad had total goodwill of $194.2 million consisting of $152.8 million related to the Marketing & Events Group and $41.4 million related to the Travel & Recreation Group. The following table summarizes goodwill balances by reporting unit and segment as of December 31:

(in thousands)	2014	2013
Marketing & Events Group:
Marketing & Events U.S.	$110,618	$62,686
Marketing & Events International:
GES United Kingdom	34,396	14,049
GES Canada	7,825	8,562
Total Marketing & Events Group	152,839	85,297
Travel & Recreation Group:
Brewster	36,906	41,062
Alaska Denali Travel	3,184	3,184
Glacier Park	1,268	—
Total Travel & Recreation Group	41,358	44,246
Total Goodwill	$194,197	$129,543
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
As noted above, the estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results. As of December 31, 2014, Viad had aggregate goodwill of $194.2 million recorded in the consolidated balance sheets. Furthermore, as a result of the Company’s most recent impairment analysis performed as of October 31, 2014, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test was 142 percent, 48 percent and 52 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom and Canada, respectively. For the Brewster, Glacier Park and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 167 percent, 16 percent and 14 percent, respectively, as of the most recent impairment test. Significant reductions in the Company’s expected future revenues, operating income or cash flow forecasts and projections, or an increase in reporting unit cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges. See “Results of Operations” above and Note 8 of Notes to Consolidated Financial Statements for a discussion of the goodwill impairment loss recorded during 2013 related to Glacier Park.
Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheet. The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2014 and 2013, Viad had gross deferred tax assets of $69.2 million and $77.0 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

During the third quarter of 2014, the Company released a $10.9 million valuation allowance associated with foreign income tax credits. The Company considered all available positive and negative evidence regarding the future recoverability of the foreign tax credits, including recent operating history, future reversals of deferred tax liabilities, utilization history and projected future U.S. taxable income. Based on the evaluation of all positive and negative evidence, it was determined to be more likely than not that the foreign tax credits carryforwards would be utilized before their expiration. At the end of 2014, the remaining foreign tax credit carryforwards are $12.7 million. If not utilized, the tax credits will begin to expire during 2020.
While management believes that the deferred tax assets, net of existing valuation allowances will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.
Viad has not recorded deferred taxes on certain historical unremitted earnings of its Canadian subsidiaries as management intends to reinvest those earnings in its Canadian operations. As of December 31, 2014, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $350,000. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which a determination is first made as to whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position. For all tax positions meeting this threshold, Viad recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $1.4 million to its funded pension plans and $0.8 million to its unfunded pension plans in 2015.
Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $1.1 million to the plans in 2015.
The assumed health care cost trend rate used in measuring the December 31, 2014 accumulated postretirement benefit obligation was 7.5 percent, declining one-quarter percent each year to the ultimate rate of 5.0 percent by the year 2024 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2013 accumulated postretirement benefit obligation was 8.0 percent, declining one-half percent each year to the ultimate rate of 5.0 percent by the year 2019 and remaining at that level thereafter.
A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2014 by approximately $1.8 million and the total of service and interest cost components by approximately $0.1 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2014 by approximately $1.5 million and the total of service and interest cost components by approximately $0.1 million.
The weighted-average assumptions used to determine the pension and postretirement benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Discount rate	4.01%	4.89%	3.90%	4.60%	4.00%	4.65%	3.85%	4.67%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
					Postretirement Benefit Plans
	Funded Plans		Unfunded Plans				Foreign Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Discount rate	4.90%	4.09%	4.60%	3.80%	4.65%	3.85%	4.67%	4.03%
Expected return on plan assets	4.15%	3.90%	N/A	N/A	0.00%	0.00%	5.69%	5.44%
Rate of compensation increase	N/A	N/A	3.00%	4.50%	N/A	N/A	3.00%	3.00%
The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. See Note 18 of Notes to Consolidated Financial Statements.
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
Share-based compensation expense recognized in the consolidated financial statements in 2014, 2013 and 2012 was $2.9 million, $5.2 million and $7.2 million, respectively. Furthermore, the total tax benefits related to such costs were $1.1 million, $1.9 million and $2.6 million in 2014, 2013 and 2012, respectively. No share-based compensation costs were capitalized during 2014, 2013 or 2012.
The fair value of restricted stock and performance-based restricted stock awards are based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price or the Monte Carlo simulation model until the time of settlement. The fair value of performance-based awards based on a market condition is determined using a Monte Carlo simulation. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of Viad’s stock and the price of the common shares of a comparator group, a risk-free rate of return and an expected term.Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility, the expected period of time the stock option will remain outstanding, the expected dividend yield on Viad’s common stock and the risk-free interest rate. While the Company has not granted stock options since 2010, changes in the assumptions could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s future results of operations. See Note 2 of Notes to Consolidated Financial Statements.
Impact of Recent Accounting Pronouncements:
For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.
Forward-Looking Statements:
As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy and other risks discussed in Item 1A, “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this Annual Report.
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
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $12.4 million and $30.8 million as of December 31, 2014 and 2013, respectively. During 2014 and 2013, unrealized foreign currency translation losses of $18.4 million and $11.3 million, respectively, were recorded in other comprehensive income.
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
The following table summarizes the effect of foreign exchange rate variances on year-over-year revenue and segment operating results from Viad’s international operations, excluding 2014 acquisitions:

	Revenues			Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (thousands)
	2014	2013		2014	2013
Canadian Operations:
Marketing & Events Group	$0.90	$0.97	$(4,635)	$0.88	$0.99	$(211)
Travel & Recreation Group	$0.92	$0.96	$(4,735)	$0.93	$0.96	$(877)
			(9,370)			(1,088)
United Kingdom Operations:
Marketing & Events Group	$1.65	$1.56	$9,105	$1.66	$1.57	$460
German Operations:
Marketing & Events Group	$1.32	$1.33	$(58)	$1.35	$1.33	$2

As the Canadian operations generated aggregate operating income in 2014, Viad’s segment operating income has been unfavorably impacted by $1.1 million from the weakening of the Canadian dollar relative to the U.S. dollar. As the United Kingdom operations generated aggregate operating income in 2014, Viad’s segment operating income has been favorably impacted by $0.5 million from the strengthening of the British pound relative to the U.S. dollar. The change in the Euro exchange rate relative to the U.S. dollar did not have a meaningful impact on Viad's segment operating income.
A hypothetical change of 10 percent in the Canadian exchange rate would have resulted in a change to operating income of approximately $2.6 million. A hypothetical change of 10 percent in the British pound exchange rate would have resulted in a change to operating income of approximately $0.9 million, including the results from the acquisition of Blitz that was completed during the third quarter of 2014. A hypothetical change of 10 percent in the Euro exchange rate would not have resulted in a meaningful change to operating income, including the results from the acquisition of N200 that was completed during the fourth quarter of 2014.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2014 and 2013, Viad did not have any significant foreign currency forward contracts outstanding.
Viad is exposed to short-term and long-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.
Viad’s subsidiaries have exposure to changing fuel prices. Periodically, Brewster enters into futures contracts with an oil company to purchase two types of fuel and specifies the monthly total volume, by fuel product, to be purchased over the agreed upon term of the contract, which is generally no longer than one year. The main objective of Viad’s risk policy related to changing fuel prices is to reduce transaction exposure in order to mitigate the cash flow risk and protect profit margins. There were no fuel contracts outstanding as of December 31, 2014 or 2013.
Item 8. Financial Statements and Supplementary Data.
Refer to Index to Financial Statements for required information.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2014, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In accordance with the SEC's published guidance, our management has excluded from its assessment the internal control over financial reporting at Blitz, onPeak and N200, which we acquired on September 16, 2014, October 7, 2014 and November 24, 2014, respectively, and whose financial statements constitute 19.3% of total assets and 1.6% of revenues of our consolidated financial statement amounts as of and for the year ended December 31, 2014.
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2015, under the captions “Election of Directors,” “Board of Directors and Corporate Governance” and “Information on Stock Ownership,” and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Other - Executive Officers of Registrant” of this Annual Report.
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
Item 11. Executive Compensation.
Information regarding executive compensation is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2015, under the captions “Compensation Discussion and Analysis,” “Board of Directors and Corporate Governance” and “Executive Compensation,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans are contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2015, under the captions “Executive Compensation” and “Information on Stock Ownership,” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding director independence, and certain relationships and related transactions, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2015, under the caption “Board of Directors and Corporate Governance,” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 21, 2015, under the caption “Ratification of the Appointment of Deloitte & Touche LLP as Viad’s Independent Public Accountants for 2015” and is incorporated herein by reference.
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
Schedule II – Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 12, 2015.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 12, 2015	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Principal Financial Officer

Date:	March 12, 2015	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	March 12, 2015	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Andrew B. Benett
Daniel Boggan Jr.
Isabella Cunningham
Richard H. Dozer
Edward E. Mace
Robert E. Munzenrider
Margaret E. Pederson
Albert M. Teplin

Date:	March 12, 2015	By:	/s/ Ellen M. Ingersoll
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
Management performed an assessment of the effectiveness of Viad’s internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether Viad’s internal control over financial reporting was effective as of December 31, 2014.

In accordance with the SEC's published guidance, our management has excluded from its assessment the internal control over financial reporting at Blitz, onPeak and N200, which we acquired on September 16, 2014, October 7, 2014 and
November 24, 2014, respectively, and whose financial statements constitute 19.3% of total assets and 1.6% of revenues of our consolidated financial statement amounts as of and for the year ended December 31, 2014.
Based on its assessment, management concluded that, as of December 31, 2014, Viad’s internal control over financial reporting is effective based on those criteria.
Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on the following page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Viad Corp
Phoenix, Arizona
We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Blitz, onPeak and N200, which were acquired on September 16, 2014, October 7, 2014 and November 24, 2014, respectively, and whose financial statements constitute 19.3% of total assets and 1.6% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Blitz, onPeak and N200. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP Phoenix, Arizona
March 12, 2015

VIAD CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2014	2013
Assets
Current assets
Cash and cash equivalents	$56,990	$45,821
Accounts receivable, net of allowance for doubtful accounts of $1,258 and $877, respectively	78,121	61,197
Inventories	32,401	27,993
Deferred income taxes	22,943	20,577
Other current assets	17,440	17,142
Total current assets	207,895	172,730
Property and equipment, net	199,571	190,330
Other investments and assets	40,674	35,026
Deferred income taxes	29,639	29,823
Goodwill	194,197	129,543
Other intangible assets, net	42,967	4,480
Total Assets	$714,943	$561,932
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$61,789	$40,941
Customer deposits	32,720	29,207
Accrued compensation	20,736	15,113
Other current liabilities	27,787	29,169
Current portion of long-term debt and capital lease obligations	27,856	10,903
Total current liabilities	170,888	125,333
Long-term debt and capital lease obligations	113,164	765
Pension and postretirement benefits	33,427	30,672
Other deferred items and liabilities	49,762	48,619
Total liabilities	367,241	205,389
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	582,066	590,862
Retained deficit	(36,427)	(50,393)
Unearned employee benefits and other	23	(21)
Accumulated other comprehensive income (loss):
Unrealized gain on investments	471	429
Cumulative foreign currency translation adjustments	12,416	30,847
Unrecognized net actuarial loss and prior service credit, net	(13,476)	(11,259)
Common stock in treasury, at cost, 4,842,621 and 4,618,433 shares, respectively	(247,088)	(250,426)
Total Viad Corp stockholders’ equity	335,387	347,441
Noncontrolling interest	12,315	9,102
Total stockholders’ equity	347,702	356,543
Total Liabilities and Stockholders’ Equity	$714,943	$561,932
Refer to Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenues:
Exhibition and event services	$772,770	$685,350	$726,429
Exhibits and environments	171,698	159,554	175,611
Travel and recreation services	120,519	108,443	104,604
Total revenues	1,064,987	953,347	1,006,644
Costs and expenses:
Costs of services	843,652	758,466	803,921
Costs of products sold	161,469	157,745	164,532
Gain on sale of facility and related land	—	(4,775)	—
Corporate activities	14,348	6,755	9,408
Interest income	(305)	(550)	(593)
Interest expense	2,015	1,234	1,303
Restructuring charges	1,637	3,793	4,942
Goodwill impairment charge	—	2,097	—
Other impairment charges	884	952	—
Total costs and expenses	1,023,700	925,717	983,513
Income from continuing operations before income taxes	41,287	27,630	23,131
Income tax expense	109	8,310	19,578
Income from continuing operations	41,178	19,320	3,553
Income from discontinued operations	14,389	2,366	3,030
Net income	55,567	21,686	6,583
Net income attributable to noncontrolling interest	(3,213)	(131)	(686)
Net income attributable to Viad	$52,354	$21,555	$5,897
Diluted income per common share:
Continuing operations attributable to Viad common stockholders	$2.02	$0.96	$0.17
Discontinued operations attributable to Viad common stockholders	0.57	0.10	0.12
Net income attributable to Viad common stockholders	$2.59	$1.06	$0.29
Weighted-average outstanding and potentially dilutive common shares	20,133	20,265	20,005
Basic income per common share:
Continuing operations attributable to Viad common stockholders	$2.02	$0.96	$0.17
Discontinued operations attributable to Viad common stockholders	0.57	0.10	0.12
Net income attributable to Viad common stockholders	$2.59	$1.06	$0.29
Weighted-average outstanding common shares	19,804	19,850	19,701
Dividends declared per common share	$1.90	$2.90	$0.28
Amounts attributable to Viad common stockholders
Income from continuing operations	$40,790	$19,437	$3,348
Income from discontinued operations	11,564	2,118	2,549
Net income	$52,354	$21,555	$5,897
Refer to Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income	$55,567	$21,686	$6,583
Other comprehensive income:
Unrealized gains on investments, net of tax expense (benefit) of $26, $96 and $33	42	154	53
Unrealized foreign currency translation adjustments, net of tax	(18,431)	(11,311)	7,510
Amortization of net actuarial gain (loss), net of tax expense (benefit) of $(1,538), $2,380 and $(574)	(2,568)	4,244	(1,311)
Amortization of prior service credit (cost), net of tax expense (benefit) of $339, $(327) and $(433)	351	(535)	(680)
Comprehensive income	34,961	14,238	12,155
Comprehensive income attributable to noncontrolling interest	(3,213)	(131)	(686)
Comprehensive income attributable to Viad	$31,748	$14,107	$11,469
Refer to Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Capital	Retained Deficit	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Viad Equity	Non- Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2011	$37,402	$599,188	$(13,256)	$(2,951)	$21,893	$(264,382)	$377,894	$8,285	$386,179
Net income	—	—	5,897	—	—	—	5,897	686	6,583
Dividends on common stock	—	—	(5,674)	—	—	—	(5,674)	—	(5,674)
Common stock purchased for treasury	—	—	—	—	—	(1,656)	(1,656)	—	(1,656)
Employee benefit plans	—	(9,456)	—	—	—	9,704	248	—	248
ESOP allocation adjustment	—	—	—	1,647	—	—	1,647	—	1,647
Share-based compensation—equity awards	—	4,036	—	—	—	—	4,036	—	4,036
Tax deficiencies from share-based compensation	—	96	—	—	—	—	96	—	96
Unrealized foreign currency translation adjustment	—	—	—	—	7,510	—	7,510	—	7,510
Unrealized loss on investments	—	—	—	—	53	—	53	—	53
Amortization of net actuarial loss	—	—	—	—	(1,311)	—	(1,311)	—	(1,311)
Amortization of prior service cost	—	—	—	—	(680)	—	(680)	—	(680)
Other, net	—	(2)	(1)	3	—	1	1	—	1
Balance, December 31, 2012	37,402	593,862	(13,034)	(1,301)	27,465	(256,333)	388,061	8,971	397,032
Net income	—	—	21,555	—	—	—	21,555	131	21,686
Dividends on common stock	—	—	(58,914)	—	—	—	(58,914)	—	(58,914)
Common stock purchased for treasury	—	—	—	—	—	(1,328)	(1,328)	—	(1,328)
Employee benefit plans	—	(6,456)	—	—	—	7,234	778	—	778
ESOP allocation adjustment	—	—	—	1,280	—	—	1,280	—	1,280
Share-based compensation—equity awards	—	3,053	—	—	—	—	3,053	—	3,053
Tax benefits from share-based compensation	—	404	—	—	—	—	404	—	404
Unrealized foreign currency translation adjustment	—	—	—	—	(11,311)	—	(11,311)	—	(11,311)
Unrealized gain on investments	—	—	—	—	154	—	154	—	154
Amortization of net actuarial gain	—	—	—	—	4,244	—	4,244	—	4,244
Amortization of prior service cost	—	—	—	—	(535)	—	(535)	—	(535)
Other, net	—	(1)	—		—	1	—	—	—
Balance, December 31, 2013	37,402	590,862	(50,393)	(21)	20,017	(250,426)	347,441	9,102	356,543
Net income	—	—	52,354	—	—	—	52,354	3,213	55,567
Dividends on common stock	—	—	(38,387)	—	—	—	(38,387)	—	(38,387)
Common stock purchased for treasury	—	—	—	—	—	(12,321)	(12,321)	—	(12,321)
Employee benefit plans	—	(11,334)	—	—	—	15,658	4,324	—	4,324
ESOP allocation adjustment	—	—	—	44	—	—	44	—	44
Share-based compensation—equity awards	—	2,319	—	—	—	—	2,319	—	2,319
Tax benefits from share-based compensation	—	217	—	—	—	—	217	—	217
Unrealized foreign currency translation adjustment	—	—	—	—	(18,431)	—	(18,431)	—	(18,431)
Unrealized gain on investments	—	—	—	—	42	—	42	—	42
Amortization of net actuarial loss	—	—	—	—	(2,568)	—	(2,568)	—	(2,568)
Amortization of prior service credit	—	—	—	—	351	—	351	—	351
Other, net	—	2	(1)		—	1	2	—	2
Balance, December 31, 2014	$37,402	$582,066	$(36,427)	$23	$(589)	$(247,088)	$335,387	$12,315	$347,702
Refer to Notes to Consolidated Financial Statements.

VIAD CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$55,567	$21,686	$6,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,792	27,967	30,133
Deferred income taxes	(9,731)	2,298	11,274
Income from discontinued operations	(14,389)	(2,366)	(3,030)
Restructuring charges	1,637	3,793	4,942
Impairment charges	884	3,049	—
Gain on sale of facility and related land	—	(4,775)	—
Gains on dispositions of property and other assets	(958)	(265)	(206)
Share-based compensation expense	2,930	5,221	7,232
Excess tax benefit from share-based compensation arrangements	(114)	(422)	(293)
Other non-cash items, net	5,386	4,870	10,157
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(10,441)	1,246	142
Inventories	(2,555)	7,663	195
Accounts payable	18,128	(15,436)	4,310
Restructuring liabilities	(5,276)	(4,841)	(4,694)
Accrued compensation	3,663	(11,707)	1,631
Customer deposits	(6,406)	(20,965)	926
Income taxes payable	1,543	218	467
Other assets and liabilities, net	(12,570)	(11,179)	(583)
Net cash provided by operating activities	58,090	6,055	69,186
Cash flows from investing activities
Proceeds from possessory interest and personal property - discontinued operations	28,000	—	—
Proceeds from dispositions of property and other assets	1,109	464	322
Capital expenditures	(29,389)	(36,119)	(27,675)
Acquisition of businesses, net of cash acquired	(120,251)	(647)	(23,546)
Proceeds from sale of facility and related land	—	12,696	—
Proceeds from sale of land—discontinued operations	—	1,645	1,041
Proceeds from sale of short-term investments	—	—	384
Net cash used in investing activities	(120,531)	(21,961)	(49,474)
Cash flows from financing activities
Proceeds from borrowings	189,512	20,000	—
Payments on debt and capital lease obligations	(61,461)	(11,362)	(2,685)
Dividends paid on common stock	(38,387)	(58,914)	(4,454)
Common stock purchased for treasury	(12,321)	(1,328)	(1,656)
Debt issuance costs	(1,671)	—	—
Excess tax benefit from share-based compensation arrangements	114	422	293
Proceeds from exercise of stock options	1,155	777	248
Net cash provided by (used in) financing activities	76,941	(50,405)	(8,254)
Effect of exchange rate changes on cash and cash equivalents	(3,331)	(2,039)	2,337
Net change in cash and cash equivalents	11,169	(68,350)	13,795
Cash and cash equivalents, beginning of year	45,821	114,171	100,376
Cash and cash equivalents, end of year	$56,990	$45,821	$114,171
Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,389	$8,498	$8,386
Cash paid for interest	$1,703	$1,006	$1,103
Property and equipment acquired under capital leases	$881	$832	$1,011
Property and equipment purchases in accounts payable and accrued liabilities	$780	$3,204	$4,822
Refer to Notes to Consolidated Financial Statements.

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
Nature of Business
Viad’s reportable segments consist of Marketing & Events U.S., Marketing & Events International and Travel & Recreation Group.
Marketing & Events Group
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global event marketing company that helps clients gain more awareness, more involvement and more value from their trade show programs and other live events. The Marketing & Events Group specializes in all aspects of the design, planning and production of face-to-face events, immersive environments and brand-based experiences for clients, including show organizers, corporate brand marketers and retail shopping centers. The mission of the Marketing & Events Group is to create the world’s most meaningful and memorable experiences for show organizers, brand marketers, event attendees and retail shopping centers. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and leisure centers.
On September 16, 2014, the Company acquired Blitz Communications Group Limited and affiliates (collectively, “Blitz”), which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15 million (approximately $24.4 million) in cash, subject to certain adjustments.
On October 7, 2014, the Company acquired onPeak LLC and Travel Planners, Inc. (collectively, “onPeak”) for a purchase price of $43.0 million and $33.7 million, respectively, in cash, subject to certain adjustments. Both acquired companies provide event accommodations services in North America to the live events industry.
On November 24, 2014, the Company acquired N200 Limited and affiliates (collectively, “N200”) for €9.7 million (approximately $12.1 million) in cash, subject to certain adjustments, plus an earnout payment (the “Earnout”) of up to €1.0 million. The amount of the Earnout is based on N200’s achievement of established financial targets for fiscal 2015 (ending June 30). N200, which has offices in the United Kingdom and the Netherlands, is a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands.

For additional information, refer to Note 3, Acquisition of Businesses.
Travel & Recreation Group
The Travel & Recreation Group is an experiential leisure travel provider serving the needs of regional and long-haul visitors to iconic natural and cultural destinations in North America. The Travel & Recreation Group consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk (opened May 2014), Banff Lake Cruise, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations.
Glacier Park, an 80 percent owned subsidiary of Viad, owns and operates seven lodges, with accommodation offerings varying from hikers’ cabins to hotel suites, including St. Mary Lodge, a 115-room, full-service resort lodge located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, a historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering golf, skiing in the winter, hiking in the summer and other seasonal recreational activities, located near Glacier National Park in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; the West Glacier Motel & Cabins in West Glacier, Montana, and Motel Lake

McDonald and the Apgar Village Lodge, which are located inside Glacier National Park. Glacier Park also operates the food and beverage services with respect to those properties and the retail shops located near Glacier National Park. With regard to Glacier Park’s concession operations within Glacier National Park, refer to Note 24, Discontinued Operations.

On July 1, 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, the “West Glacier Properties”). The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee accommodations. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee accommodations. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million, subject to certain adjustments. For additional information, refer to Note 3, Acquisition of Businesses.
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
Goodwill. Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31 of each year. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The estimates and assumptions regarding expected future cash flows, discount rates and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results.
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
Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11, Debt.
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
Revenue Recognition. Viad recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. GES derives revenues primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction and refurbishment of exhibit booths and holiday themed environments. Service revenue is recognized at the time services are completed. Service revenue from event accommodations services is recorded when services are completed and is net of commissions. Exhibits and environments revenue is accounted for using the completed-contract method. The Travel & Recreation Group generates revenues through its attractions, hotels and transportation and sightseeing services. Revenues are recognized at the time services are performed.
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
Restricted stock awards vest between three and five years from the date of grant. Share-based compensation expense related to restricted stock is recognized using the straight-line method over the requisite service period of approximately three years except for certain awards with a five-year vesting period whereby expense is recognized based on an accelerated multiple-

award approach over a five-year period. For these awards, 40 percent of the shares vest on the third anniversary of the grant and the remaining shares vest in 30 percent increments over the subsequent two anniversary dates.
Liability-based awards (including performance units, restricted stock units and PBRS units awarded to key employees at certain of the Company’s Canadian operations) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals (where applicable) and are remeasured on each balance sheet date based on Viad’s stock price or the Monte Carlo simulation method until the time of settlement. The fair value of performance-based awards based on a market condition is determined using a Monte Carlo simulation. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of Viad’s stock and the price of the common shares of a comparator group, a risk-free rate of return and an expected term. To the extent earned, liability-based awards are settled in cash based on Viad’s stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.
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
Income Per Common Share. Viad applies the two-class method in calculating income per common share as unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities. Accordingly, such securities are included in the earnings allocation in calculating income per share. Historically, Viad has funded its matching contributions to employees’ 401(k) accounts through the Company’s leveraged Employee Stock Ownership Plan (“ESOP”) feature of the Company’s 401(k) defined contribution plan. ESOP shares are treated as outstanding for income per share calculations. During 2014, the Company depleted these shares and matching contributions are now funded from shares of Viad common stock held in treasury.
Impact of Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance changes the criteria for reporting discontinued operations while enhancing disclosures. Under the standard, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, may be presented as discontinued operations. This guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a material impact on Viad’s financial condition or results of operations.

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
Note 2. Share-Based Compensation
Viad grants share-based compensation awards to officers, directors and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1.7 million shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) (the “1997 Plan”) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1.5 million shares. As of December 31, 2014, there were 889,254 total shares available for future grant.
The following table summarizes share-based compensation expense:

(in thousands)	2014	2013	2012
Restricted stock/PBRS	$2,495	$3,073	$3,267
Performance unit incentive plan (“PUP”)	359	1,864	2,922
Restricted stock units/PBRS units	76	177	450
Stock options	—	107	593
Total share-based compensation before income tax benefit	2,930	5,221	7,232
Income tax benefit	(1,102)	(1,936)	(2,574)
Total share-based compensation, net of income tax benefit	$1,828	$3,285	$4,658
In addition, $0.1 million of benefits and $0.7 million and $0.3 million of costs associated with share-based compensation were included in restructuring expense in 2014, 2013 and 2012, respectively. The 2014 amount of $0.1 million related to reversal of expense of PUP awards. Of the 2013 amount, $0.3 million related to the restricted stock units and PUP awards presented below. Similarly, of the 2012 amount, $0.1 million related to PUP awards. No share-based compensation costs were capitalized during 2014, 2013 or 2012.
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

Restricted Stock and PBRS. The following table summarizes restricted stock and PBRS activity:

	Restricted Stock		PBRS
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2011	572,022	$20.36	416	$15.36
Granted	168,050	20.46	—	—
Vested	(219,571)	18.26	(416)	15.36
Forfeited	(4,150)	24.80	—	—
Balance, December 31, 2012	516,351	21.25	—
Granted	101,300	27.27	—	—
Vested	(166,320)	20.83	—
Forfeited	(20,432)	22.13	—	—
Balance, December 31, 2013	430,899	22.78	—	—
Granted	128,700	23.79	—	—
Vested	(197,671)	22.51	—	—
Forfeited	(33,326)	23.13	—	—
Balance, December 31, 2014	328,602	23.30	—	—
The grant date fair value of restricted stock which vested during 2014, 2013 and 2012 was $4.5 million, $3.5 million and $4.0 million, respectively. The grant date fair value of PBRS which vested during 2012 was approximately $6,000. No PBRS vested during 2013 and 2014. As of December 31, 2014, the unamortized cost of all outstanding stock awards was $3.1 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.2 years. During 2014, 2013 and 2012, the Company withheld 72,996 shares at a cost of $1.8 million, 50,156 shares at a cost of $1.3 million and 56,885 shares at a cost of $1.1 million, respectively, related to tax withholding requirements on vested share-based awards.
Liability-Based Awards. The following table summarizes the liability-based award activity:

	PUP Awards		Restricted Stock Units		PBRS Units
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance at December 31, 2011	95,500	$23.02	38,600	$19.07	1,956	$15.36
Granted	115,100	20.60	15,850	20.57	—	—
Vested	—	—	(13,100)	15.36	(1,956)	15.36
Forfeited	—	—	(850)	20.89	—	—
Balance, December 31, 2012	210,600	21.70	40,500	20.82	—
Granted	93,100	27.35	8,600	27.35	—	—
Vested	—	—	(11,300)	19.10	—	—
Forfeited	(3,932)	21.15	(9,240)	22.55	—	—
Balance, December 31, 2013	299,768	23.46	28,560	22.91	—	—
Granted	123,300	23.71	7,200	24.87	—	—
Vested	(94,600)	23.01	(9,890)	23.45	—	—
Forfeited	(61,348)	24.43	(500)	27.32	—	—
Balance, December 31, 2014	267,120	23.51	25,370	23.17	—	—
As of December 31, 2014 and 2013, Viad had liabilities recorded of $3.5 million and $5.9 million, respectively, related to PUP awards. In March 2014, the PUP units granted in 2011 vested and cash payouts totaling $2.9 million were distributed. There were no cash settlements of PUP awards during 2013 or 2012. As of December 31, 2014 and 2013, Viad had aggregate liabilities recorded of $0.5 million and $0.7 million, respectively, related to restricted stock unit liability awards. In February

2014, portions of the 2009, 2010 and 2011 restricted stock unit awards vested and cash payouts totaling $0.2 million were distributed. Similarly, in February 2013 and 2012, portions of the 2009 and 2010 restricted stock unit awards vested and cash payouts of $0.3 million and $0.3 million were distributed, respectively. A portion of the 2009 PBRS unit awards vested effective December 31, 2009 and a cash payout of $35,000 was distributed in January 2012. As previously discussed above, the equitable adjustment to the PUP awards reflects the effect of the special dividends, but would be paid only if certain performance goals are met at the end of the 3-year performance period. This adjustment to the PUP awards did not impact the compensation expense recognized by the Company for the years ended December 31, 2014 and 2013, or the unrecognized cost.
Stock Options. The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2011	584,201	23.32	396,688
Exercised	(12,099)	19.41
Forfeited or expired	(208,206)	25.81
Options outstanding at December 31, 2012	363,896	22.03	276,009
Exercised	(59,543)	19.42
Forfeited or expired(1)	(15,853)	40.45
Award modification	25,823	N/A
Options outstanding at December 31, 2013	314,323	19.79	314,323
Exercised	(66,076)	18.53
Forfeited or expired	(18,522)	35.28
Award modification	17,865	N/A
Options outstanding at December 31, 2014	247,590	17.82	247,590
(1) This includes the reversal of previously canceled stock options.
As of December 31, 2014, there were no unrecognized costs related to non-vested stock option awards. No stock options were granted in 2014, 2013 or 2012. As previously discussed above, the equitable adjustments to the outstanding stock options resulting from the special cash dividends paid on February 14, 2014 and November 14, 2013 reduced the exercise price and increased the number of shares of common stock underlying such options. This adjustment to the exercise price and the number of shares did not impact the compensation expense recognized by the Company for the years ended December 31, 2014 and 2013, or the unrecognized cost.
The following table summarizes information concerning stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price		Weighted- Average Exercise Price
Range of Exercise Prices:	Shares			Shares
$16.62	224,137	3.8	$16.62	224,137	$16.62
$29.27	23,453	0.2	29.27	23,453	29.27
$16.62 to $29.27	247,590	3.5	17.82	247,590	17.82
Additional information pertaining to stock options is provided in the table below:

(in thousands)	2014	2013	2012
Total intrinsic value of stock options outstanding	$2,251	$2,723	$2,329
Total intrinsic value of stock options exercised	$1,616	$1,611	$296
Fair value of stock options vested	$—	$532	$539
Cash received from the exercise of stock options	$1,155	$777	$248
Tax benefits realized for tax deductions related to stock option exercises and performance-based awards	$461	$404	$96

The aggregate intrinsic value of stock options outstanding in the table above represents the difference between Viad’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of stock options outstanding therefore changes based on changes in the fair market value of Viad’s common stock.
Note 3. Acquisition of Businesses
West Glacier Properties
On July 1, 2014, the Company acquired the West Glacier Properties. The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee accommodations. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee accommodations. The purchase price was $16.5 million in cash plus a working capital adjustment of $0.3 million, subject to certain adjustments. The working capital adjustment relates to the true up of certain current assets and liabilities.

The following table summarizes the recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. These amounts are subject to change within the measurement period as our working capital adjustments are finalized.

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
Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Travel & Recreation Group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with our other businesses. The goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of the West Glacier Properties were $0.2 million and are included in corporate activities in Viad’s Condensed Consolidated Statements of Operations.
Identified intangible assets acquired in the the West Glacier Properties acquisition totaled $0.2 million and consist primarily of favorable lease contracts. The weighted-average amortization period related to the definite lived intangible assets is 3.5 years.
The results of operations of the West Glacier Properties have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During 2014, revenues of $4.6 million and operating income of $1.5 million related to the West Glacier Properties have been included in Viad’s Condensed Consolidated Statements of Operations.

Blitz
On September 16, 2014, the Company acquired Blitz, which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15 million (approximately $24.4 million) in cash, subject to certain adjustments.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, we have not yet finalized our purchase price allocation. These amounts are subject to change within the measurement period as assessment of intangible assets and certain tax amounts are finalized.

(in thousands)
Purchase price paid as:
Cash		$24,416
Cash acquired		(190)
Purchase price, net of cash acquired		$24,226

Fair value of net assets acquired:
Accounts receivable, net	$264
Inventory	433
Prepaid expenses	410
Property and equipment, net	5,902
Intangible assets	8,708
Total assets acquired	15,717
Accounts payable	1,232
Accrued liabilities	2,246
Customer deposits	199
Deferred tax liability	241
Revolving credit facility	488
Accrued dilapidations	589
Total liabilities acquired	4,995
Total fair value of net assets acquired		10,722
Excess purchase price over fair value of net assets acquired (“goodwill”)		$13,504
Under the acquisition method of accounting, the preliminary purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Marketing & Events International segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with our other businesses. The goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Blitz were $0.8 million and are included in corporate activities in Viad’s Condensed Consolidated Statements of Operations.
Identified intangible assets acquired in the Blitz acquisition totaled $8.7 million and consist of customer relationships, non-compete agreements and trade name. The weighted-average amortization period related to the intangible assets is approximately 6.9 years.
The results of operations of Blitz have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During 2014, revenues of $10.1 million and operating income of $0.4 million related to Blitz have been included in Viad’s Condensed Consolidated Statements of Operations.

onPeak LLC
On October 7, 2014, the Company acquired onPeak LLC for a purchase price of $43.0 million in cash, subject to certain adjustments. Of the initial purchase price, $4.1 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. onPeak LLC provides event accommodations services in North America to the live events industry.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, we have not yet finalized our purchase price allocation. These amounts are subject to change within the measurement period as assessment of intangible assets and certain tax amounts are finalized.

(in thousands)
Purchase price paid as:
Cash		$42,950
Cash acquired		(4,064)
Purchase price, net of cash acquired		$38,886

Fair value of net assets acquired:
Accounts receivable, net	$4,008
Prepaid expenses	640
Property and equipment, net	2,450
Other non-current assets	309
Intangible assets	14,300
Total assets acquired	21,707
Accounts payable	738
Accrued liabilities	3,341
Customer deposits	4,225
Deferred tax liability	1,614
Other liabilities	309
Total liabilities acquired	10,227
Total fair value of net assets acquired		11,480
Excess purchase price over fair value of net assets acquired (“goodwill”)		$27,406
Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Marketing & Events U.S. segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with our other businesses. Goodwill of $9.3 million is expected to be deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of onPeak were $0.5 million and are included in corporate activities in Viad’s Condensed Consolidated Statements of Operations.
Identified intangible assets acquired in the onPeak acquisition totaled $14.3 million and consist primarily of customer relationships and trade name. The weighted-average amortization period related to the definite lived intangible assets is 9.9 years.
The results of operations of onPeak have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During 2014, revenues of $2.7 million and an operating loss of $0.7 million related to onPeak have been included in Viad’s Condensed Consolidated Statements of Operations.

Travel Planners, Inc.
On October 7, 2014, the Company acquired Travel Planners, Inc. for a purchase price of $33.7 million in cash less a working capital adjustment of $0.3 million, subject to certain adjustments. Of the purchase price, $8.8 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. An additional estimated amount of $1.3 million would be payable to Travel Planners, Inc. upon election by the Company to treat the purchase as an asset acquisition for tax purposes. The Company assumes the acquisition will be treated as an asset acquisition for tax purposes, but has not yet finalized determination of the election. Travel Planners, Inc. provides event accommodations services in North America to the live events industry.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, we have not yet finalized our purchase price allocation. These amounts are subject to change within the measurement period as assessment of intangible assets and certain tax amounts are finalized.

(in thousands)
Purchase price paid as:
Cash		$33,674
Additional purchase price payable upon tax election		1,300
Working capital receivable		(279)
Cash acquired		(4,204)
Purchase price, net of cash acquired		$30,491

Fair value of net assets acquired:
Accounts receivable, net	$1,450
Prepaid expenses	120
Property and equipment, net	93
Intangible assets	15,000
Total assets acquired	16,663
Accounts payable	488
Accrued liabilities	1,557
Customer deposits	4,525
Other liabilities	128
Total liabilities acquired	6,698
Total fair value of net assets acquired		9,965
Excess purchase price over fair value of net assets acquired (“goodwill”)		$20,526
Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Marketing & Events U.S. segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with our other businesses. The goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Travel Planners, Inc. were $0.5 million and are included in corporate activities in Viad’s Condensed Consolidated Statements of Operations.
Identified intangible assets acquired in the Travel Planners, Inc. acquisition totaled $15.0 million and consist primarily of customer relationships, favorable lease contracts and trade name. The weighted-average amortization period related to the definite lived intangible assets is 10.1 years.

The results of operations of Travel Planners, Inc. have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During 2014, revenues of $3.4 million and operating income of $0.5 million related to Travel Planners, Inc. have been included in Viad’s Condensed Consolidated Statements of Operations.
N200
On November 24, 2014, the Company acquired N200 Limited and affiliates (collectively, “N200”) for €9.7 million (approximately $12.1 million) in cash, subject to certain adjustments, plus an earnout payment (the “Earnout”) of up to €1.0 million. The amount of the Earnout is based on N200’s achievement of established financial targets for fiscal 2015 (ending June 30). Such contingent payment, if any, will be paid during the third quarter of 2015. N200, which has offices in the United Kingdom and the Netherlands, is a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the recent timing of the acquisition, we have not yet finalized our purchase price allocation. These amounts are subject to change within the measurement period as assessment of intangible assets, contingent consideration, working capital and certain tax amounts are finalized.

(in thousands)
Purchase price paid as:
Cash		$12,068
Contingent consideration		1,244
Cash acquired		(943)
Purchase price, net of cash acquired		$12,369

Fair value of net assets acquired:
Accounts receivable, net	$1,747
Inventory	46
Prepaid expenses	115
Property and equipment, net	1,280
Intangible assets	3,595
Total assets acquired	6,783
Accounts payable	421
Accrued liabilities	990
Customer deposits	569
Deferred tax liability	891
Other liabilities	106
Total liabilities acquired	2,977
Total fair value of net assets acquired		3,806
Excess purchase price over fair value of net assets acquired (“goodwill”)		$8,563
Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Marketing & Events International segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with our other businesses. The goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of N200 were $1.0 million and are included in corporate activities in Viad’s Condensed Consolidated Statements of Operations.
Identified intangible assets acquired in the N200 acquisition totaled $3.6 million and consist primarily of customer relationships. The weighted-average amortization period related to the definite lived intangible assets is 7.6 years.

The results of operations of N200 have been included in Viad’s condensed consolidated financial statements from the date of acquisition. During 2014, revenues of $0.4 million and an operating loss of $0.2 million related to N200 have been included in Viad’s Condensed Consolidated Statements of Operations.

Resource Creative Limited
In February 2013, Viad acquired the assets of Resource Creative Limited (“RCL”) for $0.6 million in cash. RCL is a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events and retail markets throughout the United Kingdom and continental Europe. The purchase price was subject to certain adjustments, plus a deferred payment of up to approximately £0.2 million, which was contingent upon RCL’s achievement of certain net revenue targets between the acquisition date and December 31, 2014. RCL exceeded the net revenue targets for the period ended December 31, 2014 and 2013 and, consequently, deferred payment installments in the amount of $0.1 million (£0.1 million) and $0.2 million (£0.1 million), respectively, were paid in January 2015 and March 2014, respectively.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming that the acquisitions above had each been completed on January 1, 2013:

(in thousands, except per share data)	2014	2013
Revenue	$1,109,629	$1,015,275
Depreciation and amortization	38,452	38,981
Income from continuing operations	44,360	15,317
Net income attributable to Viad	55,557	17,510
Diluted net income per share	2.76	0.86
Basic net income per share	2.76	0.86
Pro forma net income for the year ended December 31, 2014 was adjusted to exclude transaction costs associated with the acquisitions of Blitz, West, onPeak, Travel Planners and N200, which totaled $3.0 million. These costs were included in the pro forma net income for the year ended December 31, 2013.
Note 4. Inventories
The components of inventories as of December 31 were as follows:

(in thousands)	2014	2013
Raw materials	$16,749	$14,825
Work in process	15,652	13,168
Inventories	$32,401	$27,993
Note 5. Other Current Assets
Other current assets as of December 31 were as follows:

(in thousands)	2014	2013
Prepaid vendor payments	$2,689	$2,008
Prepaid insurance	2,170	2,260
Prepaid software maintenance	1,934	1,946
Income tax receivable	1,869	2,035
Prepaid taxes	1,416	752
Prepaid other	4,427	4,563
Other	2,935	3,578
Other current assets	$17,440	$17,142

Note 6. Property and Equipment
Property and equipment as of December 31 consisted of the following:

(in thousands)	2014	2013
Land and land interests	$30,360	$23,646
Buildings and leasehold improvements	138,104	139,889
Equipment and other	319,435	294,409
Gross property and equipment	487,899	457,944
Accumulated depreciation	(288,328)	(267,614)
Property and equipment, net	$199,571	$190,330
Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $17.0 million and $13.9 million as of December 31, 2014 and 2013, respectively.
Included in the “Land and land interests” caption above are certain leasehold interests in land within the Travel & Recreation Group for which the Company is considered to have perpetual use rights. The carrying amount of these leasehold interests was $9.1 million and $10.0 million at December 31, 2014 and 2013, respectively. These land interests are not subject to amortization.
Depreciation expense was $28.1 million, $27.4 million and $30.0 million for 2014, 2013 and 2012, respectively.
During 2014 and 2013, Viad recorded impairment charges of $0.9 million and $1.0 million at the Marketing & Events Group primarily related to the write off of certain internally developed software. These impairment losses are included in the consolidated statements of operations under the caption “Other impairment charges.”
Note 7. Other Investments and Assets
As of December 31 other investments and assets consisted of the following:

(in thousands)	2014	2013
Cash surrender value of life insurance	$20,866	$19,690
Self-insured liability receivable	7,728	5,009
Workers’ compensation insurance security deposits	4,250	3,350
Other	7,830	6,977
Total other investments and assets	$40,674	$35,026
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

(in thousands)	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
Balance at December 31, 2012	$62,686	$23,054	$52,080	$137,820
Goodwill impairment charge	—	—	(4,461)	(4,461)
Business acquisitions	—	158	—	158
Foreign currency translation adjustments	—	(601)	(3,373)	(3,974)
Balance at December 31, 2013	62,686	22,611	44,246	129,543
Acquisition of Blitz	—	13,504	—	13,504
Acquisition of the West Glacier Properties	—	—	1,268	1,268
Acquisition of onPeak LLC	27,406	—	—	27,406
Acquisition of Travel Planners, Inc.	20,526	—	—	20,526
Acquisition of N200	—	8,563	—	8,563
Foreign currency translation adjustments	—	(2,457)	(4,156)	(6,613)
Balance at December 31, 2014	$110,618	$42,221	$41,358	$194,197

The following table summarizes goodwill by reporting unit and segment as of December 31:

(in thousands)	2014	2013
Marketing & Events Group:
Marketing & Events U.S.	$110,618	$62,686
Marketing & Events International:
GES United Kingdom	34,396	14,049
GES Canada	7,825	8,562
Total Marketing & Events Group	152,839	85,297
Travel & Recreation Group:
Brewster	36,906	41,062
Alaska Denali Travel	3,184	3,184
Glacier Park	1,268	—
Total Travel & Recreation Group	41,358	44,246
Total Goodwill	$194,197	$129,543
Goodwill is reviewed for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
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
As a result of the Company’s most recent impairment analysis performed as of October 31, 2014, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test was 142 percent, 48 percent and 52 percent for each of the Marketing & Events Group reporting units in the United States, the United Kingdom and Canada, respectively. For the Brewster, Glacier Park and Alaska Denali Travel reporting units, the excess of the estimated fair value over the carrying value was 167 percent, 16 percent and 14 percent, respectively, as of the most recent impairment test.
As of December 31, 2014, Viad had cumulative goodwill impairment charges of $229.7 million since the adoption of the goodwill impairment testing provisions of ASC Topic 350.

A summary of other intangible assets as of December 31, 2014 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$41,624	$(2,961)	$38,663
Other	4,576	(732)	3,844
Total amortized intangible assets	46,200	(3,693)	42,507
Unamortized intangible assets:
Business licenses	460	—	460
Total	$46,660	$(3,693)	$42,967
A summary of other intangible assets as of December 31, 2013 is presented below:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$5,537	$(2,521)	$3,016
Other	1,280	(276)	1,004
Total amortized intangible assets	6,817	(2,797)	4,020
Unamortized intangible assets:
Business licenses	460	—	460
Total	$7,277	$(2,797)	$4,480
Intangible asset amortization expense for 2014, 2013 and 2012 was $2.7 million, $1.3 million and $0.7 million, respectively. The weighted-average amortization period of customer contracts and relationships and other amortizable intangible assets is approximately 9.0 years and 3.8 years, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
2015	$7,585
2016	$6,765
2017	$5,915
2018	$4,942
2019	$4,546
Thereafter	$12,754

Note 9. Other Current Liabilities
As of December 31 other current liabilities consisted of the following:

(in thousands)	2014	2013
Continuing operations:
Self-insured liability	$6,297	$7,603
Accrued sales and use taxes	3,624	1,609
Accrued employee benefit costs	3,215	2,751
Accrued dividends	2,107	2,192
Accrued foreign income taxes	2,370	565
Accrued professional fees	1,228	1,832
Accrued restructuring	1,154	3,877
Other	6,861	7,741
Total continuing operations	26,856	28,170
Discontinued operations:
Self-insured liability	173	469
Environmental remediation liabilities	350	353
Other	408	177
Total discontinued operations	931	999
Total other current liabilities	$27,787	$29,169
Note 10. Other Deferred Liabilities
As of December 31 other deferred items and liabilities consisted of the following:

(in thousands)	2014	2013
Continuing operations:
Self-insured liability	$13,525	$12,307
Self-insured excess liability	7,728	5,009
Accrued compensation	6,824	8,349
Foreign deferred tax liability	2,135	1,989
Accrued restructuring	555	1,919
Other	7,904	7,552
Total continuing operations	38,671	37,125
Discontinued operations:
Environmental remediation liabilities	4,395	4,666
Self-insured liability	4,327	4,489
Accrued income taxes	1,119	1,085
Other	1,250	1,254
Total discontinued operations	11,091	11,494
Total other deferred items and liabilities	$49,762	$48,619

Note 11. Debt
Long-term debt as of December 31 was as follows:

(in thousands, except interest rates)	2014	2013
Revolving credit agreement, 2.4% (2014) and 2.2% (2013) weighted-average interest rate at December 31	$139,500	$10,000
Capital lease obligations, 6.0% (2014) and 6.9% (2013) weighted-average interest rate at December 31, due through 2018	1,520	1,668
Total debt	141,020	11,668
Current portion	(27,856)	(10,903)
Long-term debt and capital lease obligations	$113,164	$765

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amends and replaces in its entirety the Company’s $180 million revolving credit facility under the Amended and Restated Credit Agreement dated as of May 18, 2011. The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019, and proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two facilities. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars or British pounds.

Viad’s lenders have a first perfected security interest in all of the personal property of Viad, GES and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries. Financial covenants include a fixed charge coverage ratio of not less than 1.75 to 1.00, with a step-up to 2.00 to 1.00 for the fiscal quarter ending June 30, 2016. Viad must maintain a leverage ratio of not greater than 3.00 to 1.00, with a step-down to 2.75 to 1.00 for the fiscal quarter ending March 31, 2016 and a step-down to 2.50 to 1.00 for the fiscal quarter ending March 31, 2017. As of December 31, 2014, the fixed charge coverage ratio was 2.61 to 1.00, and the leverage ratio was 1.73 to 1.00. The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists. Significant other covenants include limitations on investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of December 31, 2014, Viad was in compliance with all covenants.
As of December 31, 2014, Viad’s total debt of $141.0 million consisted of outstanding borrowings under the Term Loan and Revolving Credit Facility of $125 million and $14.5 million, respectively, and capital lease obligations of $1.5 million. As of December 31, 2014, Viad had $159.4 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.1 million and the outstanding balance under the Revolving Credit Facility of $14.5 million.
Borrowings under the Revolving Credit Facility (of which GES and GES Event Intelligence Services, Inc. are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.35 percent annually.
As of December 31, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2014 would be $5.9 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2014 are as follows:

(in thousands)	Revolving Credit Agreement	Capital Lease Obligations
2015	$27,000	$937
2016	18,750	507
2017	18,750	211
2018	18,750	3
2019	56,250	—
Total	$139,500	1,658
Less: Amount representing interest		(138)
Present value of minimum lease payments		$1,520
The gross amount of assets recorded under capital leases as of December 31, 2014 was $3.5 million and accumulated amortization was $2.1 million. As of December 31, 2013, the gross amount of assets recorded under capital leases and accumulated amortization was $3.9 million and $2.1 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. Refer to Note 6, Property and Equipment.
The weighted-average interest rate on total debt was 4.0 percent, 4.2 percent and 8.5 percent for 2014, 2013 and 2012, respectively. The estimated fair value of total debt was $123.0 million and $11.5 million as of December 31, 2014 and 2013, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$8,518	$8,518	$—	$—
Other mutual funds	2,536	2,536	—	—
Total assets at fair value on a recurring basis	$11,054	$11,054	$—	$—
Liabilities:
Earnout contingent consideration liability	(1,210)	—	—	(1,210)
Total liabilities at fair value on a recurring basis	$(1,210)	$—	$—	$(1,210)

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,023	2,023	—	—
Total assets at fair value on a recurring basis	$2,141	$2,141	$—	$—
As of December 31, 2014 and 2013, Viad had investments in money market mutual funds of $8.5 million and $0.1 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of December 31, 2014 and 2013, Viad had investments in other mutual funds of $2.5 million and $2.0 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2014 and 2013, there were unrealized gains of $0.8 million ($0.5 million after-tax) and $0.7 million ($0.4 million after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The fair value measurement of the earn-out contingent consideration obligation relates to the acquisition of N200 in November, and is included in accrued liabilities in the consolidated balance sheets. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payment, determined using the weighted probabilities of the possible payments. We are required to reassess the fair value of the contingent payments on a contingent basis. Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted using an appropriate discount rate commensurate with the individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. The contingent payment, if any, will be paid during the third quarter of 2015. A one percentage point change in the discount rates used would not have significantly impacted the current liability as of December 31, 2014.
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11, Debt.

Note 13. Income Per Share
The following are the components of basic and diluted income per share as of December 31:

(in thousands, except per share data)	2014	2013	2012
Net income attributable to Viad (diluted)	$52,354	$21,555	$5,897
Less: Allocation to non-vested shares	(970)	(485)	(157)
Net income allocated to Viad common stockholders (basic)	$51,384	$21,070	$5,740
Basic weighted-average outstanding common shares	19,804	19,850	19,701
Additional dilutive shares related to share-based compensation	329	415	304
Diluted weighted-average outstanding shares	20,133	20,265	20,005
Income per share:
Basic income attributable to Viad common stockholders	$2.59	$1.06	$0.29
Diluted income attributable to Viad common stockholders(1)	$2.59	$1.06	$0.29
(1) Diluted income per share amount cannot exceed basic income per share.
Options to purchase 26,000, 47,000 and 110,000 shares of common stock were outstanding during 2014, 2013 and 2012, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive. Additionally, 329,000, 415,000 and 304,000 share-based compensation awards were considered dilutive and included in the computation of diluted income per share in 2014, 2013 and 2012, respectively.
Note 14. Employee Stock Ownership Feature of 401(k) Plan
Viad has historically funded its matching contributions to employees’ 401(k) accounts through the Company’s ESOP portion of the Viad Corp Capital Accumulation Plan (the “401(k) Plan”). During 2014, the Company depleted these shares and matching contributions are now funded from shares of Viad common stock held in treasury. All eligible employees of Viad and its participating affiliates, other than certain employees covered by collective-bargaining agreements that do not expressly provide for participation of such employees in an employee stock ownership plan, may participate in the employee stock ownership feature within the 401(k) Plan.
In 1989, the ESOP borrowed $40.0 million (guaranteed by Viad) to purchase treasury shares from the Company. In 2004, Viad borrowed $12.2 million under its revolving credit agreement to pay in full the outstanding ESOP loan and obtain release of Viad from its guarantee of the loan. In connection with the loan payoff, the ESOP entered into a $12.4 million loan with Viad maturing in June 2009 calling for minimum quarterly principal payments of $250,000 plus interest. The same amount, representing unearned employee benefits, was recorded as a reduction of stockholders’ equity. In 2007, the loan agreement between the ESOP and Viad was extended to December 31, 2016. As of December 31, 2014, the Company has fully paid off the ESOP loan. For prior years, the loan liability is included in the consolidated balance sheets under the caption “Unearned employee benefits and other.” The liability was reduced as the ESOP made principal payments on the borrowing, and the amount offsetting stockholders’ equity was reduced as stock was allocated to employees and benefits were charged to expense. The 401(k) Plan repaid the loan using Viad contributions and dividends received on the unallocated Viad shares held by the 401(k) Plan.
Information regarding ESOP transactions is as follows:

(in thousands)	2014	2013	2012
Amounts paid by ESOP for:
Debt repayment	$44	$1,280	$1,647
Interest	—	1	5
Amounts received from Viad as:
Contributions	44	1,202	1,604
Dividends	—	79	48
Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the loan. Viad recorded expense of less than $0.1 million in 2014, and $1.3 million and $1.7 million in 2013 and 2012, respectively.
There were no unallocated shares held by the 401(k) Plan as of December 31, 2014 and unallocated shares held by the 401(k) Plan totaled 4,361 as of December 31, 2013. In January 2014, the 4,361 shares remaining in the ESOP as of December

31, 2013 were fully exhausted. Matching contributions on employee deferrals for the remainder of 2014 were made from shares held in treasury. Shares allocated during 2013 totaled 126,216.
Note 15. Preferred Stock Purchase Rights
Viad has authorized five million and two million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which was outstanding on December 31, 2014.
On February 28, 2013, Viad’s shareholder rights plan (the “Rights Agreement”), as adjusted in connection with Viad’s one-for-four reverse stock split on July 1, 2004, and as amended on February 28, 2012, terminated on its own terms and the Preferred Stock Purchase Rights issued pursuant to the Rights Agreement expired.
Note 16. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Service Credit	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$275	$42,158	$(14,968)	$27,465
Other comprehensive income before reclassifications	215	(11,311)	3,421	(7,675)
Amounts reclassified from AOCI, net of tax	(61)	—	288	227
Net other comprehensive income (loss)	154	(11,311)	3,709	(7,448)
Balance at December 31, 2013	$429	$30,847	$(11,259)	$20,017
Other comprehensive income before reclassifications	98	(18,432)	—	(18,334)
Amounts reclassified from AOCI, net of tax	(56)	—	(2,021)	(2,077)
Net other comprehensive income (loss)	42	(18,432)	(2,021)	(20,411)
Balance at December 31, 2014	$471	$12,415	$(13,280)	$(394)
The following table presents information about reclassification adjustments out of AOCI as of December 31:

(in thousands)	2014	2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investments	$90	$99	Interest income
Tax effect	(34)	(38)	Income taxes
	$56	$61

Recognized net actuarial loss	$(3,821)	$(1,349)
Amortization of prior service credit	565	902
Tax effect	1,235	159	Income taxes
	$(2,021)	$(288)
Note 17. Income Taxes
Earnings before income taxes from continuing operations consist of the following for the years ended December 31:

(in thousands)	2014	2013	2012
Foreign	$33,349	$25,010	$29,645
United States	7,938	2,620	(6,514)
Income from continuing operations before income taxes	$41,287	$27,630	$23,131

Significant components of the income tax provision from continuing operations are as follows:

(in thousands)	2014	2013	2012
Current:
United States:
Federal	$—	$(3,308)	$(1,537)
State	16	(286)	2,189
Foreign	9,824	9,606	7,652
Total current	9,840	6,012	8,304
Deferred:
United States:
Federal	(9,486)	2,007	11,127
State	(125)	651	40
Foreign	(120)	(360)	107
Total deferred	(9,731)	2,298	11,274
Income tax expense	$109	$8,310	$19,578

The Company is subject to income tax in jurisdictions in which it operates. A reconciliation of the statutory federal income tax rate to the effective tax rate of the Company for the years 2012 - 2014 is as follows:

(in thousands)	2014		2013		2012
Computed income tax expense at statutory federal income tax rate of 35%	$14,450	35.0%	$9,670	35.0%	$8,096	35.0%
State income taxes, net of federal provision	227	0.5%	345	1.2%	470	2.0%
Foreign tax rate differentials	(1,262)	(3.1)%	77	0.3%	(2,031)	(8.8)%
U.S. tax on foreign earnings (net of foreign tax credits)	(2,168)	(5.3)%	(1,831)	(6.6)%	(595)	(2.6)%
Change in valuation allowance	(11,650)	(28.2)%	(2,184)	(7.9)%	14,220	61.5%
Proceeds from life insurance	(133)	(0.3)%	(196)	(0.7)%	(472)	(2.0)%
Return to provision and other adjustments	(1,401)	(3.4)%	1,664	6.0%	(371)	(1.6)%
Other, net	2,046	5.0%	765	2.8%	261	1.1%
Income tax expense	$109	0.2%	$8,310	30.1%	$19,578	84.6%

The components of deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31 are as follows:

(in thousands)	2014	2013
Deferred tax assets:
Tax credit carryforwards	$21,783	$26,945
Pension, compensation and other employee benefits	23,501	23,835
Provisions for losses	12,127	13,674
Net operating loss carryforward	4,886	4,794
State income taxes	2,979	2,170
Other deferred income tax assets	3,927	5,552
Total deferred tax assets	69,203	76,970
Valuation allowance	(3,781)	(12,393)
Foreign deferred tax assets included above	(1,536)	(1,713)
Net deferred tax assets	63,886	62,864
Deferred tax liabilities:
Property and equipment	(5,856)	(7,861)
Deferred tax related to life insurance	(4,962)	(4,842)
Goodwill and other intangible assets	(2,705)	(959)
Unremitted foreign earnings	—	(398)
Other deferred income tax liabilities	(1,452)	(393)
Total deferred tax liabilities	(14,975)	(14,453)
Foreign deferred tax liabilities included above	3,671	1,989
United States deferred tax assets	$52,582	$50,400

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2014 and 2013, Viad had gross deferred tax assets of $69.2 million and $77.0 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.
During the year ended 2014, the Company determined it was more likely than not based upon all positive and negative evidence that its foreign tax credits would be fully utilized before expiration. Accordingly, a $11.4 million valuation allowance was released. At the end of 2014, the Company has $12.7 million in foreign tax credit carryforwards that are subject to a 10-year carryforward period and will begin to expire in 2020.
As of December 31, 2014 and 2013, Viad had gross federal, state and foreign net operating loss carryforwards of $75.8 million and $96.0 million, respectively, for which the Company had deferred tax assets of $4.9 million and $4.8 million. The state and foreign net operating loss carryforwards expire on various dates from 2015 through 2034. During 2014, the Company decreased its valuation allowance related to state net operating loss carryforwards by $0.6 million. As of December 31, 2014 and 2013, Viad had a valuation allowance of $3.8 million and $1.5 million, respectively, related to state and foreign deferred tax assets.
As of December 31, 2014, Viad had tax credit carryforwards related to alternative minimum tax of $8.8 million that may be carried forward indefinitely. Additionally, Viad had foreign tax credit carryforwards of $12.7 million, of which $4.7 million expire in 2020, $5.5 million expire in 2021, $0.6 million expire in 2022 and $1.9 million expire in 2023.
While management believes that the deferred tax assets, net of existing valuation allowances will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

Viad has not recorded deferred taxes on certain historical unremitted earnings of its Canadian subsidiaries as management intends to reinvest those earnings in its Canadian operations. As of December 31, 2014, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $350,000. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.
Viad exercises judgment in determining its income tax provision when the ultimate tax determination is uncertain. Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2014 and 2013, the Company had liabilities associated with uncertain tax positions (including interest and penalties) of $2.4 million and $1.8 million, respectively, which were classified as non-current liabilities.
As of December 31, 2014, the Company recognized a net increase in the liability for uncertain tax positions for continuing operations of approximately $0.2 million. As of December 31, 2014, Viad had accrued interest and penalties related to uncertain tax positions for continuing operations of $0.1 million which are classified as a component of income tax expense. The tax expense impact of the uncertain tax positions was $0.4 million due to tax credit carryforwards that were available to offset the expense. The Company expects that positions approximating $0.3 million will be resolved or settled during 2015.
The Company had accrued liabilities for uncertain tax positions for discontinued operations of $0.6 million as of December 31, 2014 and 2013. In addition, as of both December 31, 2014 and 2013, Viad had accrued interest and penalties related to uncertain tax positions for discontinued operations of $0.5 million. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of federal tax effect, if applicable). The Company does not expect a material amount of uncertain tax positions to be resolved or settled within the next twelve months.
A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Balance, December 31, 2011	$—	$636	$636
Net additions and reductions	—	—	—
Balance at December 31, 2012	—	636	636
Additions for tax positions taken in prior years	736	—	736
Balance at December 31, 2013	736	636	1,372
Additions for tax positions taken in prior years	1,019	—	1,019
Reductions for lapse of applicable statutes	(472)	—	(472)
Balance at December 31, 2014	$1,283	$636	$1,919
Viad is subject to regular and recurring audits by taxing authorities in jurisdictions in which the Company currently operates or has operated in the past. This includes the United States, Canada, United Kingdom, Germany, and the Netherlands.
Viad’s 2008 through 2014 U.S. federal tax years and various state tax years from 2010 through 2014 remain subject to income tax examinations by tax authorities. The 2006 Federal tax year remains subject to examination due to a federal net operating loss carryback claim. Tax years 2011 through 2014 remain subject to examination by various foreign taxing jurisdictions.
Note 18. Pension and Postretirement Benefits
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
The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following as of December 31:

(in thousands)	2014	2013	2012
Net periodic benefit cost:
Service cost	$87	$66	$104
Interest cost	1,079	1,030	1,150
Expected return on plan assets	(436)	(400)	(406)
Recognized net actuarial loss	407	583	491
Net periodic benefit cost	1,137	1,279	1,339
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	3,418	(2,565)	1,942
Reversal of amortization item:
Net actuarial loss	(407)	(583)	(491)
Total recognized in other comprehensive income (loss)	3,011	(3,148)	1,451
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$4,148	$(1,869)	$2,790

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

(in thousands)	2014	2013	2012
Net periodic benefit cost:
Service cost	$129	$156	$146
Interest cost	640	663	814
Expected return on plan assets	—	—	(74)
Amortization of prior service credit	(593)	(902)	(1,113)
Recognized net actuarial loss	166	518	547
Net periodic benefit cost	342	435	320
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	1,045	(1,496)	224
Prior service credit	(1,283)	(40)	—
Reversal of amortization item:
Net actuarial loss	(166)	(518)	(547)
Prior service credit	593	902	1,113
Total recognized in other comprehensive income (loss)	189	(1,152)	790
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$531	$(717)	$1,110

The following table indicates the funded status of the plans as of December 31:

					Postretirement Benefit Plans
	Funded Plans		Unfunded Plans
(in thousands)	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$13,435	$15,348	$10,536	$11,570	$16,919	$18,701
Service cost	—	—	87	66	129	156
Interest cost	644	608	435	422	640	663
Actuarial adjustments	2,700	(1,530)	649	(856)	1,011	(1,631)
Plan amendments	—	—	—	—	(1,283)	(40)
Benefits paid	(767)	(991)	(580)	(666)	(1,181)	(930)
Benefit obligation at end of year	16,012	13,435	11,127	10,536	16,235	16,919
Change in plan assets:
Fair value of plan assets at beginning of year	10,872	10,624	—	—	520	1,397
Actual return on plan assets	364	580	—	—	(34)	(135)
Company contributions	729	659	580	666	695	188
Benefits paid	(767)	(991)	(580)	(666)	(1,181)	(930)
Fair value of plan assets at end of year	11,198	10,872	—	—	—	520
Funded status at end of year	$(4,814)	$(2,563)	$(11,127)	$(10,536)	$(16,235)	$(16,399)
The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement Benefit Plans
	Funded Plans		Unfunded Plans
(in thousands)	2014	2013	2014	2013	2014	2013
Other current liabilities	$—	$—	$635	$713	$1,094	$928
Non-current liabilities	4,814	2,563	10,492	9,823	15,141	15,471
Net amount recognized	$4,814	$2,563	$11,127	$10,536	$16,235	$16,399

Amounts recognized in accumulated other comprehensive income as of December 31, 2014 consisted of:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
Net actuarial loss	$9,442	$4,020	$5,571	$19,033
Prior service credit	—	—	(2,729)	(2,729)
Subtotal	9,442	4,020	2,842	16,304
Less tax effect	(3,581)	(1,525)	(1,078)	(6,184)
Total	$5,861	$2,495	$1,764	$10,120
Amounts recognized in accumulated other comprehensive income as of December 31, 2013 consisted of:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
Net actuarial loss	$6,972	$3,480	$4,692	$15,144
Prior service credit	—	—	(2,038)	(2,038)
Subtotal	6,972	3,480	2,654	13,106
Less tax effect	(2,644)	(1,320)	(1,006)	(4,970)
Total	$4,328	$2,160	$1,648	$8,136

The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is approximately $0.5 million. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2015 is approximately $0.6 million.
The fair value of the domestic plans’ assets by asset class was as follows:

		Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$6,534	$6,534	$—	$—
U.S. equity securities	3,855	3,855	—	—
Cash	552	552	—	—
Other	257	—	257	—
Total	$11,198	$10,941	$257	$—

		Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,966	$5,966	$—	$—
U.S. equity securities	4,542	4,542	—	—
Cash	147	147	—	—
Other	217	—	217	—
Total	$10,872	$10,655	$217	$—
Postretirement benefit plans:
Fixed income securities	$407	$407	$—	$—
U.S. equity securities	109	109	—	—
Cash	4	4	—	—
Total	$520	$520	$—	$—
The Viad Corp Medical Plan maintained a trust account for plan assets invested in various securities.  In June 2014, the trust account was closed after all plan assets were liquidated to reimburse Viad Corp for net postretirement medical claims paid.
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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2015	$872	$647	$1,116
2016	845	745	1,159
2017	888	781	1,175
2018	908	802	1,185
2019	889	812	1,161
2020-2024	5,046	3,869	5,441
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

(in thousands)	2014	2013	2012
Net periodic benefit cost:
Service cost	$413	$534	$491
Interest cost	631	702	737
Expected return on plan assets	(640)	(698)	(622)
Recognized net actuarial loss	145	248	201
Net periodic benefit cost	549	786	807
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	361	(1,214)	958
Reversal of amortization of net actuarial loss	145	(248)	(201)
Total recognized in other comprehensive income (loss)	506	(1,462)	757
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,055	$(676)	$1,564

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$11,460	$15,387	$2,911	$3,032
Service cost	413	534	—	—
Interest cost	507	582	124	120
Actuarial adjustments	1,042	(473)	234	44
Benefits paid	(344)	(3,644)	(211)	(219)
Translation adjustment	(1,062)	(926)	(302)	(66)
Benefit obligation at end of year	12,016	11,460	2,756	2,911
Change in plan assets:
Fair value of plan assets at beginning of year	11,560	12,997	—	—
Actual return on plan assets	983	1,148		—
Company contributions	604	1,892	211	219
Benefits paid	(344)	(3,644)	(211)	(219)
Translation adjustment	(1,056)	(833)		—
Fair value of plan assets at end of year	11,747	11,560	—	—
Funded status at end of year	$(269)	$100	$(2,756)	$(2,911)
As of December 31, 2014 and 2013, the foreign funded plans had net liabilities of $0.3 million and net assets of $0.1 million, respectively. The unfunded plans had liabilities of $2.8 million and $2.9 million at December 31, 2014 and 2013, respectively. These amounts are each included in the consolidated balance sheets under the caption “Pension and postretirement benefits.”
The net actuarial losses for the foreign funded plans as of December 31, 2014 and 2013 were $4.0 million ($3.1 million after-tax) and $3.8 million ($2.8 million after-tax), respectively. The net actuarial losses as of December 31, 2014 and 2013 for the foreign unfunded plans were $407,000 ($213,000 after-tax) and $367,000 ($275,000 after-tax), respectively.
The fair value of the foreign pension plans’ assets by asset category were as follows:

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Canadian fixed income securities	$5,367	$5,367		$—
International equity securities	4,693	4,273	420	—
U.S. equity securities	1,236	1,236		—
Other	451	451		—
Total	$11,747	$11,327	$420	$—

			Fair Value Measurements at December 31, 2013
(in thousands)	Total		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Canadian fixed income securities	$5,174		$5,174	$—	$—
International equity securities	4,781		4,386	395	—
U.S. equity securities	1,269		1,269	—	—
Other	336	33.0	336	—	—
Total	$11,560		$11,165	$395	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2015	$357	$187
2016	431	187
2017	434	186
2018	456	186
2019	517	186
2020-2024	3,055	918
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets. The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2014	2013	2014	2013
Projected benefit obligation	$16,012	$13,435	$11,127	$10,536
Accumulated benefit obligation	16,012	13,435	11,014	10,227
Fair value of plan assets	11,200	10,872	—	—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2014	2013	2014	2013
Projected benefit obligation	$12,016	$11,460	$2,756	$2,911
Accumulated benefit obligation	11,268	10,823	2,656	2,911
Fair value of plan assets	11,747	11,560	—	—
Contributions. In aggregate for both the domestic and foreign plans, the Company anticipates contributing $1.4 million to the funded pension plans, $0.8 million to the unfunded pension plans and $1.1 million to the postretirement benefit plans in 2015.
Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Discount rate	4.01%	4.89%	3.90%	4.60%	4.00%	4.65%	3.85%	4.67%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	3.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
					Postretirement Benefit Plans
	Funded Plans		Unfunded Plans				Foreign Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Discount rate	4.90%	4.09%	4.60%	3.80%	4.65%	3.85%	4.67%	4.03%
Expected return on plan assets	4.15%	3.90%	N/A	N/A	0.00%	0.00%	5.69%	5.44%
Rate of compensation increase	N/A	N/A	3.00%	4.50%	N/A	N/A	3.00%	3.00%
The assumed health care cost trend rate used in measuring the December 31, 2014 accumulated postretirement benefit obligation was 7.5 percent, declining one-quarter percent each year to the ultimate rate of 5.0 percent by the year 2024 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2013 accumulated postretirement benefit obligation was 8.0 percent, declining one-half percent each year to the ultimate rate of 5.0 percent by the year 2019 and remaining at that level thereafter.
A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2014 by approximately $1.8 million and the total of service and interest cost components by approximately $0.1 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2014 by approximately $1.5 million and the total of service and interest cost components by approximately $0.1 million.
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
Viad’s participation in multi-employer pension plans for 2014 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014 and 2013 relates to the plan’s year end as of December 31, 2013 and 2012, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective- Bargaining Agreement(s)
(in thousands)	EIN	No.	2014	2013		2014	2013	2012
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$6,369	$5,524	$5,694	No	5/31/2015
Southern California Local 831—Employer Pension Fund(1)	95-6376874	1	Green	Green	No	2,481	2,244	2,358	No	8/31/17
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Yellow	Yellow	Yes	1,946	1,614	1,749	No	5/31/18
National Electrical Benefit Fund	53-0181657	1	Green	Green	No	1,457	1,631	1,814	No	6/16/15
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	1,081	957	108	No	6/3/17
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	1,018	836	874	No	7/31/15
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan(1),	36-1416355	1	Red	Red	Yes	993	430	930	No	6/30/19
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	885	812	944	No	6/30/15
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	768	184	62	No	continuous
All other funds(2)						4,097	2,592	2,468
Total contributions to defined benefit plans						21,095	16,824	17,001
Total contributions to other plans						2,057	3,489	3,668
Total contributions to multi-employer plans						$23,152	$20,313	$20,669
(1) The Company contributed more than 5 percent of total plan contributions for the 2013 and 2012 plan years based on the plans’ Form 5500s.
(2) Represents participation in 41 pension funds during 2014.
Other Employee Benefits. Costs of the 401(k) Plan and other benefit plans totaled less than $0.1 million for 2014, and $1.3 million and $1.7 million in 2013 and 2012, respectively.
Note 19. Restructuring Charges
Marketing & Events Group Consolidation
Beginning in 2009, Viad commenced certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. segment, and to a lesser extent in the Marketing & Events International segment. The Company implemented a strategic reorganization plan in order to consolidate the separate business units within the Marketing & Events U.S. segment. The Company also consolidated facilities and streamlined its operations in the United Kingdom and Germany. As a result, the Company recorded restructuring charges in 2014, 2013 and 2012, primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.
Other Restructurings
The Company has recorded restructuring charges in connection with the consolidation of certain support functions at its corporate headquarters, and certain reorganization activities within the Travel & Recreation Group. These charges primarily consist of severance and related benefits due to headcount reductions.
The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Facilities	Total
Balance at December 31, 2011	$831	$4,819	$24	$1,276	$6,950
Restructuring charges	2,506	2,346	90	—	4,942
Cash payments	(2,670)	(1,567)	(114)	(343)	(4,694)
Adjustment to liability	51	(27)	—	—	24
Foreign currency translation adjustment	2	—	—	—	2
Balance at December 31, 2012	720	5,571	—	933	7,224
Restructuring charges (recoveries)	2,931	(315)	1,869	(692)	3,793
Cash payments	(2,411)	(1,691)	(498)	(241)	(4,841)
Adjustment to liability	—	—	(478)	—	(478)
Balance at December 31, 2013	1,240	3,565	893	—	5,698
Restructuring charges (recoveries)	2,358	(828)	107	—	1,637
Cash payments	(3,055)	(1,376)	(845)	—	(5,276)
Adjustment to liability	—	(200)	85	—	(115)
Balance at December 31, 2014	$543	$1,161	$240	$—	$1,944
As of December 31, 2014, the liabilities related to severance and employee benefits are expected to be paid by the end of 2015. Refer to Note 22, Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other
Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.
As of December 31, 2014, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Rental Payments	Receivable Under Subleases
2015	$16,343	$1,372
2016	14,115	1,232
2017	12,709	1,021
2018	10,888	1,023
2019	7,739	622
Thereafter	9,755	926
Total	$71,549	$6,196
Net rent expense under operating leases consisted of the following as of December 31:

(in thousands)	2014	2013	2012
Minimum rentals	$37,707	$34,201	$36,309
Sublease rentals	(6,884)	(6,815)	(6,501)
Total rentals, net	$30,823	$27,386	$29,808
The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 11.
In addition, as of December 31, 2014, the Company had aggregate purchase obligations of $28.2 million related to various licensing agreements, consulting and other contracted services.

Note 21. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2014 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2014 and 2013, Viad had recorded environmental remediation liabilities of $4.7 million and $5.0 million related to previously sold operations, respectively.
As of December 31, 2014, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2014 would be $5.9 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2014, approximately 30 percent of Viad’s regular full-time employees are covered by collective-bargaining agreements. If the Company were unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2015 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations. The Company entered into new showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties and is working diligently to resolve those issues in a manner that will be reasonable and equitable to employees, customers and shareholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2014, 2013 and 2012 totaled $23.2 million, $20.3 million and $20.7 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2014, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was approximately $19.9 million as of December 31, 2014. Of this total, $12.4 million related to workers’ compensation liabilities and the remaining $7.5 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $4.5 million as of December 31, 2014, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.4 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $4.8 million, $6.6 million and $5.6 million in 2014, 2013 and 2012, respectively.
In addition, as of December 31, 2014 Viad had recorded insurance liabilities of $7.7 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $3.1 million related to workers’ compensation liabilities and the remaining $4.6 million related to general/auto liability claims. The Company has recorded those amounts in other deferred items and liabilities in Viad’s Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.

Note 22. Segment Information
Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges and recoveries. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments. No reportable segment has a single client comprising more than 6.3 percent of that segment’s revenues, and no single client comprises more than 4.2 percent of Viad’s revenues. Disclosures regarding Viad’s reportable segments with reconciliations to consolidated totals are as follows:

(in thousands)	2014	2013	2012
Revenues:
Marketing & Events Group:
U.S.	$710,835	$628,856	$676,772
International	249,649	229,312	240,137
Intersegment eliminations	(16,016)	(13,264)	(14,869)
Total Marketing & Events Group	944,468	844,904	902,040
Travel & Recreation Group	120,519	108,443	104,604
Total revenue	$1,064,987	$953,347	$1,006,644
Segment operating income:
Marketing & Events Group:
U.S.	$21,400	$11,024	$5,579
International	10,339	9,068	12,321
Total Marketing & Events Group	31,739	20,092	17,900
Travel & Recreation Group	28,127	21,819	20,291
Segment operating income	59,866	41,911	38,191
Corporate activities	(14,348)	(6,755)	(9,408)
Operating income	45,518	35,156	28,783
Interest income	305	550	593
Interest expense	(2,015)	(1,234)	(1,303)
Restructuring recoveries (charges):
Marketing & Events U.S.	278	409	(3,479)
Marketing & Events International	(1,808)	(2,362)	(1,373)
Travel & Recreation Group	41	(809)	(79)
Corporate	(148)	(1,031)	(11)
Impairment charges:
Marketing & Events U.S.	—	(658)	—
Marketing & Events International	(884)	(294)	—
Travel & Recreation Group	—	(2,097)	—
Income from continuing operations before income taxes	$41,287	$27,630	$23,131

(in thousands)	2014	2013	2012
Assets:
Marketing & Events Group:
U.S.	$304,727	$194,422	$203,145
International	116,842	81,058	100,387
Travel & Recreation Group	199,986	209,611	223,199
Corporate and other	93,388	76,841	123,846
	$714,943	$561,932	$650,577
Depreciation and amortization:
Marketing & Events Group:
U.S.	$16,066	$14,906	$17,643
International	6,311	5,566	5,162
Travel & Recreation Group	8,232	7,319	7,183
Corporate and other	183	176	145
	$30,792	$27,967	$30,133
Capital expenditures:
Marketing & Events Group:
U.S.	$14,515	$8,278	$7,525
International	4,134	4,332	4,913
Travel & Recreation Group	10,740	23,108	15,201
Corporate and other	—	401	36
	$29,389	$36,119	$27,675
Geographic Areas. Viad’s foreign operations are located principally in Canada, the United Kingdom, Germany, the United Arab Emirates and the Netherlands. Marketing & Events Group revenues are designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

(in thousands)	2014	2013	2012
Revenues:
United States	$718,538	$637,482	$681,827
United Kingdom	174,127	151,217	153,027
Canada	153,775	148,934	151,070
Other international	18,547	15,714	20,720
Total revenues	$1,064,987	$953,347	$1,006,644
Long-lived assets:
United States	$130,401	$132,315	$141,727
Canada	78,193	82,986	76,067
United Kingdom	13,973	9,631	9,757
Other international	242	424	2,163
Total long-lived assets	$222,809	$225,356	$229,714
Note 23. Common Stock Repurchases
In December 2012, Viad announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During 2014, Viad repurchased 448,436 shares on the open market for $10.6 million. No shares were repurchased on the open market during 2013. As of December 31, 2014, 582,002 shares remain available for repurchase. Additionally, during 2014, 2013 and 2012, the Company withheld 72,996 shares at a cost of $1.8 million, 50,156 shares at a cost of $1.3 million and 56,885 shares at a cost of $1.1 million, respectively, related to tax withholding requirements on share-based awards.

As part of the Company’s share repurchase program, in February 2015, the Company repurchased141,462 shares on the open market at a total cost of approximately $3.8 million. Refer to Note 26, Subsequent Event.
Note 24. Discontinued Operations
In 2014, Viad recorded income from discontinued operations of $13.3 million primarily related to the gain on the possessory interest and personal property at Glacier Park. The Company’s 2013 and 2012 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations in Viad’s Condensed Consolidated Statements of Operations. For the years ended 2013 and 2012, Viad recorded income from discontinued operations of $1.2 million and $2.4 million related to Glacier Park income.
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.5 million for the Company’s possessory interest. The gain after-tax on the possessory interest was $13.5 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net income attributable to noncontrolling interest in Viad’s Condensed Consolidated Statements of Operations, respectively. In September 2014, the Company received $3.0 million in cash for the sale of the remaining personal property assets held for sale at Glacier Park. This resulted in a gain of approximately $0.7 million, net of tax.
The following summarizes Glacier Park’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Condensed Consolidated Statements of Operations as of December 31:

(in thousands)	2014	2013	2012
Total revenue		$19,445	$18,587
Costs (recoveries) and expenses	(93)	(15,462)	(14,916)
Impairment charges	—	(2,364)	—
Restructuring charges	—	(98)	—
Income from discontinued operations, before income taxes	(93)	1,521	3,671
Income tax (expense) benefit	45	(280)	(1,265)
Income from discontinued operations, net of tax	(48)	1,241	2,406
Gain on sale of discontinued operations, net of tax	13,343	—	—
Income from discontinued operations	13,295	1,241	2,406
Income from discontinued operations attributable to noncontrolling interest	(2,825)	(248)	(481)
Income from discontinued operations attributable to Viad	$10,470	$993	$1,925
For the year ended December 31, 2013, the Company recorded a non-cash impairment charge of $4.5 million representing all goodwill at the Glacier Park reporting unit, of which $2.1 million related to continuing operations and $2.4 million related to discontinued operations. Additionally, for the year ended December 31, 2013, the Company recorded other asset impairment charges of $1.0 million at the Marketing & Events Group related to the write-off of certain assets within the Marketing & Events Group.
For the year ended December 31, 2014, Viad also recorded income from discontinued operations, net of tax, of $1.1 million primarily due to additional reserves related to certain liabilities associated with previously sold operations and an insurance recovery. For the year ended December 31, 2013, Viad recorded income from discontinued operations, net of tax, of $1.1 million primarily related to the sale of land associated with previously sold operations. In 2012, Viad recorded income from discontinued operations of $0.6 million related to the reversal of certain liabilities associated with previously sold operations.
The following is a reconciliation of net income attributable to the noncontrolling interest for the year ended December 31:

(in thousands)	2014	2013	2012
Income (loss) from continuing operations	$388	$(117)	$205
Income from discontinued operations	2,825	248	481
Net income attributable to noncontrolling interest	$3,213	$131	$686

Note 25. Condensed Consolidated Quarterly Results (Unaudited)
The following quarterly financial information was derived from the Company’s interim financial statements and was prepared in a manner consistent with the annual financial statements and includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

	2014				2013
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:	$285,641	$256,391	$299,802	$223,155	$285,159	$246,180	$220,167	$201,842
Operating income (loss):
Ongoing operations(1)	$13,361	$14,136	$33,013	$(644)	$13,595	$11,455	$18,723	$(1,862)
Corporate activities	(2,039)	(1,991)	(3,468)	(6,850)	(806)	(1,167)	(2,034)	(2,748)
Restructuring (charges) recoveries	(211)	(1,369)	(234)	177	(720)	(773)	(639)	(1,661)
Impairment charges	—	(884)	—	—	—	—	(3,049)	—
Operating income (loss)	$11,111	$9,892	$29,311	$(7,317)	$12,069	$9,515	$13,001	$(6,271)
Income (loss) from continuing operations attributable to Viad(2)	$9,312	$7,978	$30,755	$(7,255)	$8,453	$6,516	$8,871	$(4,403)
Net income (loss) attributable to Viad(2)	$21,882	$6,742	$29,620	$(5,889)	$8,065	$6,253	$11,855	$(4,618)
Income (loss) per common share-Diluted(2),(3):
Income (loss) from continuing operations attributable to Viad	$0.46	$0.39	$1.53	$(0.37)	$0.42	$0.32	$0.44	$(0.22)
Net income (loss) attributable to Viad	$1.08	$0.33	$1.48	$(0.30)	$0.40	$0.31	$0.58	$(0.23)
Income (loss) per common share-Basic(2),(3):
Income (loss) from continuing operations attributable to Viad	$0.46	$0.39	$1.53	$(0.37)	$0.42	$0.32	$0.44	$(0.22)
Net income (loss) attributable to Viad	$1.08	$0.33	$1.48	$(0.30)	$0.40	$0.31	$0.58	$(0.23)
(1) Represents revenues less costs of services and products sold.
(2) Includes $10.9 million benefit associated with the 2014 third quarter release of the valuation allowance relating to foreign income tax credits.
(3) The sum of quarterly income per share amounts may not equal annual income per share due to rounding.
Note 26. Subsequent Event

As part of the Company’s share repurchase program, in February 2015, the Company repurchased 141,462 shares on the open market at a total cost of approximately $3.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Viad Corp
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Phoenix, Arizona
March 12, 2015

VIAD CORP
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at Beginning	Charged to	Charged to Other		Credited to Other	Balance at
(in thousands)	of Year	Expense	Accounts	Write Offs	Accounts	End of Year
Allowance for doubtful accounts:
December 31, 2012	$1,072	708	—	(630)	—	$1,150
December 31, 2013	1,150	313	—	(586)	—	877
December 31, 2014	877	821	—	(440)	—	1,258
Deferred tax valuation allowance:
December 31, 2012	$356	14,220	—	—	—	$14,576
December 31, 2013	14,576	1,917	—	(4,100)	—	12,393
December 31, 2014	12,393	95	2,589	(11,782)	—	3,295

EXHIBIT INDEX

Exhibit #
3.A
Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).

3.B	Copy of Bylaws of Viad Corp, as amended through December 5, 2013, filed as Exhibit 3 to Viad Corp’s Form 8-K filed December 9, 2013, is hereby incorporated by reference.
4.A	Copy of $300,000,000 Amended and Restated Credit Agreement, dated as of December 22, 2014, filed as Exhibit 4 to Viad Corp’s Form 8-K filed December 23, 2014, is hereby incorporated by reference.
4.B
Copy of Amended and Restated Pledge and Security Agreement, Guaranty, and Amended and Restated Subsidiary Pledge and Security Agreement dated as of December 22, 2014, filed as Exhibit 4 to Viad Corp’s Form 8-K filed December 23, 2014, is hereby incorporated by reference.

10.A1
Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders, filed April 13, 2012, is hereby incorporated by reference.+

10.A2
Copy of form of Restricted Stock Agreement-Executives, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 08651224).+

10.A3
Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 08651224).+

10.A4
Copy of form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 28, 2014, is hereby incorporated by reference.+

10.A5
Copy of form of Restricted Stock Agreement - Executives (three-year cliff vesting), effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

10.A6
Copy of form of Restricted Stock Units Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

10.A7
Copy of form of Performance Unit Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

10.A8
Copy of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.A9
Copy of Viad Corp Management Incentive Plan, amended as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.A10
Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 08651224).+

10.A11
Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference (SEC File No. 001-110015; SEC Film No. 10640085).+

10.A12
Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference (SEC File No. 001-110015; SEC Film No. 10640085).+

10.A13
Copy of form of Restricted Stock Units Agreement, effective as of February 24, 2009, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2009, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 09634971).+

10.A14
Copy of form of Restricted Stock Agreement - Executives (three-year cliff vesting), effective as of November 29, 2012, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10 to Viad Corp’s Form 8-K filed December 3, 2012, is hereby incorporated by reference.+

10.A15
Copy of form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 28, 2014, is hereby incorporated by reference.+

10.A16
Copy of form of Restricted Stock Agreement - Executives, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 28, 2014, is hereby incorporated by reference.+

10.A17
Copy of form of Restricted Stock Agreement - Executives, effective as of December 3, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed December 5, 2014, is hereby incorporated by reference.+

10.B1
Copy of form of Transition Services Agreement, effective as of January 2, 2014, between Brewster Inc. and Michael M. Hannan, filed as Exhibit 10 to Viad Corp’s Form 8-K filed March 17, 2014, is hereby incorporated by reference.+

10.B2
Copy of Severance Agreement and General Release between Viad Corp and Paul B. Dykstra, effective as of December 3, 2014, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed December 5, 2014, is hereby incorporated by reference.+

10.C1
Copy of form of Viad Corp Executive Severance Plan (Tier I-2013), effective as February 27, 2013, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.C2
Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.C3
Copy of amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014, filed as Exhibit 10 to Viad Corp’s Form 8-K filed March 4, 2014, is hereby incorporated by reference.+

10.C4
Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07609762).+

10.D1
Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07867527).+

10.D2
Copy of Amendment No. 1 to Employment Agreement between Viad Corp and Paul B. Dykstra effective as of February 27, 2013, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.D3
Copy of Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed December 5, 2014, is hereby incorporated by reference.+

10.E
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
Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed as Exhibit 10.I to Viad Corp’s 2008 Form 10-K filed February 27, 2009, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 09642683).+

10.I
Copy of Retirement Plan for Management Employees of Brewster Inc., as amended and restated effective January 1, 2010, and filed as Exhibit 10.J to Viad Corp’s 2009 Form 10-K filed March 8, 2010, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 10664160).+

14
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

24	Power of Attorney signed by Directors of Viad Corp.*

31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
31.2	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*
32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#**
32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan or arrangement.

#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street, N.E., Washington, DC 20549, and on the SEC’s Internet site at www.sec.gov.