Form 10-Q
period 2015-03-31
VIAD CORP
filed 2015-05-08
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 20,055,616 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share data)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$57,853	$56,990
Accounts receivable, net of allowance for doubtful accounts of $1,680 and $1,258, respectively	99,334	78,121
Inventories	35,551	32,401
Deferred income taxes	26,045	22,943
Other current assets	22,000	17,440
Total current assets	240,783	207,895
Property and equipment, net	190,539	199,571
Other investments and assets	40,551	40,674
Deferred income taxes	30,753	29,639
Goodwill	188,638	194,197
Other intangible assets, net	39,747	42,967
Total Assets	$731,011	$714,943
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$81,299	$61,789
Customer deposits	53,262	32,720
Accrued compensation	17,543	20,736
Other current liabilities	34,806	27,787
Current portion of debt and capital lease obligations	29,361	27,856
Total current liabilities	216,271	170,888
Long-term debt and capital lease obligations	108,419	113,164
Pension and postretirement benefits	33,527	33,427
Other deferred items and liabilities	49,280	49,762
Total liabilities	407,497	367,241
Commitments and contingencies
Stockholders’ equity
Viad stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	578,353	582,066
Retained deficit	(40,486)	(36,427)
Unearned employee benefits and other	24	23
Accumulated other comprehensive income (loss):
Unrealized gain on investments	631	471
Cumulative foreign currency translation adjustments	(5,164)	12,416
Unrecognized net actuarial loss and prior service credit, net	(13,394)	(13,476)
Common stock in treasury, at cost, 4,904,495 and 4,842,621 shares, respectively	(246,103)	(247,088)
Total Viad stockholders’ equity	311,263	335,387
Noncontrolling interest	12,251	12,315
Total stockholders’ equity	323,514	347,702
Total Liabilities and Stockholders’ Equity	$731,011	$714,943
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenue:
Exhibition and event services	$213,252	$231,783
Exhibits and environments	43,676	46,040
Travel and recreation services	7,468	7,818
Total revenue	264,396	285,641
Costs and expenses:
Costs of services	225,261	229,582
Costs of products sold	40,260	42,698
Corporate activities	2,810	2,039
Interest income	(63)	(65)
Interest expense	1,151	298
Restructuring charges	216	211
Total costs and expenses	269,635	274,763
Income (loss) from continuing operations before income taxes	(5,239)	10,878
Income tax expense (benefit)	(3,267)	1,697
Income (loss) from continuing operations	(1,972)	9,181
Income (loss) from discontinued operations	(148)	15,238
Net income (loss)	(2,120)	24,419
Net (income) loss attributable to noncontrolling interest	64	(2,537)
Net income (loss) attributable to Viad	$(2,056)	$21,882
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(0.10)	$0.46
Discontinued operations attributable to Viad common stockholders	—	0.62
Net income (loss) attributable to Viad common stockholders	$(0.10)	$1.08
Weighted-average outstanding and potentially dilutive common shares	19,736	20,330
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$(0.10)	$0.46
Discontinued operations attributable to Viad common stockholders	—	0.62
Net income (loss) attributable to Viad common stockholders	$(0.10)	$1.08
Weighted-average outstanding common shares	19,736	19,949
Dividends declared per common share	$0.10	$1.60
Amounts attributable to Viad common stockholders
Income (loss) from continuing operations	$(1,908)	$9,312
Income (loss) from discontinued operations	(148)	12,570
Net income (loss)	$(2,056)	$21,882
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income (loss)	$(2,120)	$24,419
Other comprehensive income (loss):
Unrealized gains on investments, net of tax(1)	159	9
Unrealized foreign currency translation adjustments, net of tax(1)	(17,579)	(6,733)
Amortization of net actuarial gain, net of tax(1)	168	128
Amortization of prior service credit, net of tax(1)	(86)	(92)
Comprehensive income (loss)	(19,458)	17,731
Comprehensive (income) loss attributable to noncontrolling interest	64	(2,537)
Comprehensive income (loss) attributable to Viad	$(19,394)	$15,194
(1) The tax effect on other comprehensive income (loss) is not significant.
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$(2,120)	$24,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,708	6,817
Deferred income taxes	(955)	9,109
(Income) loss from discontinued operations	148	(15,238)
Restructuring charges	216	211
Gains on dispositions of property and other assets	(37)	(387)
Share-based compensation expense	1,231	391
Excess tax benefit from share-based compensation arrangements	(283)	(41)
Other non-cash items, net	964	948
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(21,807)	(36,372)
Inventories	(3,150)	(5,110)
Accounts payable	20,067	36,606
Restructuring liabilities	(603)	(1,860)
Accrued compensation	(4,141)	2,833
Customer deposits	20,542	7,454
Income taxes payable	(281)	265
Other assets and liabilities, net	(235)	(4,875)
Net cash provided by operating activities	18,264	25,170
Cash flows from investing activities
Capital expenditures	(5,300)	(5,516)
Cash paid for acquired business	279	—
Proceeds from dispositions of property and other assets	36	403
Proceeds from possessory interest and personal property—discontinued operations	—	25,000
Net cash provided by (used in) investing activities	(4,985)	19,887
Cash flows from financing activities
Proceeds from borrowings	20,000	10,000
Payments on debt and capital lease obligations	(23,279)	(20,238)
Dividends paid on common stock	(2,000)	(32,517)
Common stock purchased for treasury	(4,702)	(1,042)
Excess tax benefit from share-based compensation arrangements	283	41
Proceeds from exercise of stock options	225	1,401
Net cash used in financing activities	(9,473)	(42,355)
Effect of exchange rate changes on cash and cash equivalents	(2,943)	(1,187)
Net change in cash and cash equivalents	863	1,515
Cash and cash equivalents, beginning of year	56,990	45,821
Cash and cash equivalents, end of period	$57,853	$47,336
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,203	$1,719
Cash paid for interest	$908	$254
Property and equipment acquired under capital leases	$—	$253
Property and equipment purchases in accounts payable and accrued liabilities	$223	$1,815
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 13, 2015.
Nature of Business
Viad’s reportable segments consist of Marketing & Events U.S., Marketing & Events International (collectively, “Marketing & Events Group”) and the Travel & Recreation Group.
Marketing & Events Group
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global full-service provider for live events that helps clients gain more awareness, more engagement and a greater return at their events. The Marketing & Events Group offers a complete range of services, from design and production of immersive environments and brand-based experiences, to material handling, rigging, electrical and other on-site services for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group offers clients a full suite of online tools and new technologies that help them more easily manage the complexities of their events. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and leisure centers.
In 2014, the Company acquired: Blitz Communications Group Limited and its affiliates (collectively, “Blitz”) in September, onPeak LLC and Travel Planners, Inc. in October, with Travel Planners, Inc. merging into onPeak LLC (collectively, “onPeak”) in January 2015 and N200 Limited and its affiliates (collectively, “N200”) in November. For additional information on the Company’s 2014 acquisitions, refer to Note 3, Acquisition of Businesses.
Travel & Recreation Group
The Travel & Recreation Group consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk, Banff Lake Cruise, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations.
Glacier Park, an 80 percent owned subsidiary of Viad, owns and operates seven lodges, with accommodation offerings varying from hikers’ cabins to hotel suites, including St. Mary Lodge, a full-service resort located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, a historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering golf, skiing, hiking and other seasonal recreational activities, located near Glacier National Park in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; the West Glacier Motel & Cabins in West Glacier, Montana; and Motel Lake McDonald and the Apgar Village Lodge, which are located inside Glacier National Park. Glacier Park also operates the food and beverage services with respect to those properties and the retail shops located near Glacier National Park. For additional information on Glacier Park’s concession operations within Glacier National Park, refer to Note 20, Discontinued Operations.
In July 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, the “West Glacier Properties”). For additional information, refer to Note 3, Acquisition of Businesses.
Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. The guidance is effective for fiscal years beginning after December 15, 2016, subject to an additional one year deferral as recently proposed by the FASB. The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations, including the method of adoption to be used.
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2015	2014
Restricted stock	$594	$654
Performance unit incentive plan (“PUP”)	612	(231)
Restricted stock units	25	(32)
Share-based compensation before income tax benefit	1,231	391
Income tax benefit	(462)	(152)
Share-based compensation, net of income tax benefit	$769	$239
For the three months ended March 31, 2015, Viad recorded share-based compensation expense of approximately $40,000 through restructuring expense.
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

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance, December 31, 2014	328,602	$23.30	267,120	$23.51	25,370	$23.17
Granted	73,000	$27.36	82,300	$27.35	4,800	$27.35
Vested	(100,970)	$20.61	(103,555)	$20.60	(11,123)	$20.61
Forfeited	(8,700)	$23.12	(14,200)	$23.67	—	$—
Balance, March 31, 2015	291,932	$25.26	231,665	$26.17	19,047	$25.72
As of March 31, 2015, the unamortized cost of all outstanding restricted stock awards was $4.3 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 2.0 years. During the three months ended March 31, 2015 and 2014, the Company repurchased 32,806 shares for $0.9 million and 44,358 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards. As of March 31, 2015, there were 954,695 total shares available for future grant in accordance with the provisions of the 2007 Plan.
As of March 31, 2015 and December 31, 2014, Viad had liabilities recorded of $1.3 million and $3.5 million, respectively, related to PUP awards. In March 2015, the PUP units granted in 2012 vested and cash payouts totaling $2.4 million were distributed. In March 2014, the PUP units granted in 2011 vested and cash payouts totaling $2.9 million were distributed.
As of March 31, 2015 and December 31, 2014, Viad had aggregate liabilities recorded of $0.2 million and $0.5 million, respectively, related to restricted stock unit liability awards. In February 2015, portions of the 2010, 2011 and 2012 restricted stock unit awards vested and cash payouts totaling $0.3 million were distributed. Similarly, in February 2014 portions of the 2009, 2010, and 2011 restricted stock unit awards vested and cash payouts of $0.2 million were distributed.
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2014	247,590	$17.82	247,590
Exercised	(13,525)	$16.62
Forfeited or expired	(129,741)	$18.91
Options outstanding at March 31, 2015	104,324	$17.62	104,324
As of March 31, 2015, there were no unrecognized costs related to non-vested stock option awards.
Note 3. Acquisition of Businesses
2014 Acquisitions
West Glacier Properties
In July 2014, the Company acquired the West Glacier Properties. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million, subject to certain adjustments. The working capital adjustment relates to the true up of certain current assets and liabilities. As of March 31, 2015, there have been no changes in the fair values of the assets acquired and liabilities assumed as of the acquisition date compared to December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to working capital. The results of operations of the West Glacier Properties have been included in Viad’s condensed consolidated financial statements from the date of acquisition.
Blitz
In September 2014, the Company acquired Blitz, which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15 million (approximately $24.4 million) in cash, subject to certain adjustments.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $0.1 million to property and equipment, net, $16,000 from intangible assets, $0.2 million to accrued lease obligations, $41,000 from deferred taxes and $0.2 million from goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of March 31, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price		$24,416
Cash acquired		(190)
Purchase price, net of cash acquired		24,226

Fair value of net assets acquired:
Accounts receivable, net	$264
Inventory	433
Prepaid expenses	410
Property and equipment, net	5,951
Intangible assets	8,692
Total assets acquired	15,750
Accounts payable	1,232
Accrued liabilities	2,246
Customer deposits	199
Deferred tax liability	282
Revolving credit facility	488
Accrued dilapidations	417
Total liabilities acquired	4,864
Total fair value of net assets acquired		10,886
Excess purchase price over fair value of net assets acquired (“goodwill”)		$13,340
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
Identified intangible assets acquired in the Blitz acquisition totaled $8.7 million and consist of customer relationships, non-compete agreements and a trade name. The weighted-average amortization period related to the intangible assets is approximately 6.9 years. The results of operations of Blitz have been included in Viad’s condensed consolidated financial statements from the date of acquisition.

onPeak LLC
In October 2014, the Company acquired onPeak LLC for a purchase price of $43.0 million in cash, subject to certain adjustments. Of the initial purchase price, $4.1 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. onPeak LLC provides event accommodations services in North America to the live events industry.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $0.2 million from intangible assets, $38,000 from deferred taxes and $0.2 million to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, as of March 31, 2015, the balances in the table below remain unchanged from the balances reflected in the Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$42,950
Cash acquired		(4,064)
Purchase price, net of cash acquired		38,886

Fair value of net assets acquired:
Accounts receivable, net	$4,008
Prepaid expenses	640
Property and equipment, net	2,450
Other non-current assets	309
Intangible assets	14,100
Total assets acquired	21,507
Accounts payable	738
Accrued liabilities	3,341
Customer deposits	4,225
Deferred tax liability	1,576
Other liabilities	309
Total liabilities acquired	10,189
Total fair value of net assets acquired		11,318
Excess purchase price over fair value of net assets acquired (“goodwill”)		$27,568
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
Identified intangible assets acquired in the onPeak LLC acquisition totaled $14.1 million and consist primarily of customer relationships and trade name. The weighted-average amortization period related to the definite lived intangible assets is 9.9 years. The results of operations of onPeak LLC have been included in Viad’s condensed consolidated financial statements from the date of acquisition.
Travel Planners, Inc.
In October 2014, the Company acquired Travel Planners, Inc. for a purchase price of $33.7 million in cash less a working capital adjustment of $0.3 million, subject to certain adjustments. Of the purchase price, $8.8 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. An additional estimated amount of $1.3 million would be payable to Travel Planners, Inc. upon election by the Company to treat the purchase as an asset acquisition for tax purposes. The Company assumes the acquisition will be treated as an asset acquisition for tax purposes, but has not yet finalized determination of the election. Travel Planners, Inc. provides event accommodations services in North America to the live events industry. Travel Planners, Inc. was merged into onPeak LLC in January 2015.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.6 million from intangible assets and $0.6 million to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of March 31, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$33,674
Additional purchase price payable upon tax election		1,300
Working capital adjustment		(279)
Cash acquired		(4,204)
Purchase price, net of cash acquired		30,491

Fair value of net assets acquired:
Accounts receivable, net	$1,450
Prepaid expenses	120
Property and equipment, net	93
Intangible assets	14,400
Total assets acquired	16,063
Accounts payable	488
Accrued liabilities	1,557
Customer deposits	4,525
Other liabilities	128
Total liabilities acquired	6,698
Total fair value of net assets acquired		9,365
Excess purchase price over fair value of net assets acquired (“goodwill”)		$21,126
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
Identified intangible assets acquired in the Travel Planners, Inc. acquisition totaled $14.4 million and consist primarily of customer relationships, favorable lease contracts and trade name. The weighted-average amortization period related to the definite lived intangible assets is 9.8 years. The results of operations of Travel Planners, Inc. have been included in Viad’s condensed consolidated financial statements from the date of acquisition.
N200
In November 2014, the Company acquired N200 Limited and affiliates (collectively, “N200”) for €9.7 million (approximately $12.1 million) in cash, subject to certain adjustments, plus an earnout payment (the “Earnout”) of up to €1.0 million. The amount of the Earnout is based on N200’s achievement of established financial targets for the twelve-month period ending June 30, 2015. Such contingent payment, if any, will be paid during the third quarter of 2015. N200, which has offices in the United Kingdom and the Netherlands, is a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.1 million to contingent consideration, $0.5 million to working capital payable, $15,000 from accounts receivable, net, $0.1 million to intangible assets, $0.1 million to accrued liabilities, $20,000 to deferred taxes and $0.3 million to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of March

31, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$12,068
Working capital payable		458
Contingent consideration		1,145
Cash acquired		(943)
Purchase price, net of cash acquired		12,728

Fair value of net assets acquired:
Accounts receivable, net	$1,732
Inventory	46
Prepaid expenses	115
Property and equipment, net	1,280
Intangible assets	3,682
Total assets acquired	6,855
Accounts payable	421
Accrued liabilities	1,057
Customer deposits	569
Deferred tax liability	911
Other liabilities	106
Total liabilities acquired	3,064
Total fair value of net assets acquired		3,791
Excess purchase price over fair value of net assets acquired (“goodwill”)		$8,937
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
Identified intangible assets acquired in the N200 acquisition totaled $3.7 million and consist primarily of customer relationships. The weighted-average amortization period related to the definite lived intangible assets is 7.4 years. The results of operations of N200 have been included in Viad’s condensed consolidated financial statements from the date of acquisition.
Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad as of March 31, 2014, assuming that the acquisitions above had each been completed on January 1, 2013:

(in thousands, except per share data)	2014
Revenue	$300,851
Depreciation and amortization	$9,358
Income from continuing operations	$9,415
Net income attributable to Viad	$22,297
Diluted net income per share	$1.10
Basic net income per share	$1.10

Note 4. Inventories
The components of inventories consisted of the following as of the respective periods:

(in thousands)	March 31, 2015	December 31, 2014
Work in process	$18,934	$15,652
Raw materials	16,617	16,749
Inventories	$35,551	$32,401
Note 5. Other Current Assets
Other current assets consisted of the following as of the respective periods:

(in thousands)	March 31, 2015	December 31, 2014
Income tax receivable	$5,076	$1,869
Prepaid software maintenance	2,564	1,934
Prepaid vendor payments	3,735	2,689
Prepaid taxes	1,212	1,416
Prepaid rent	1,047	186
Prepaid other	5,957	6,597
Other	2,409	2,749
Other current assets	$22,000	$17,440
Note 6. Property and Equipment, Net
Property and equipment consisted of the following as of the respective periods:

(in thousands)	March 31, 2015	December 31, 2014
Land and land interests	$29,595	$30,360
Buildings and leasehold improvements	133,435	138,104
Equipment and other	310,846	319,435
Gross property and equipment	473,876	487,899
Less: accumulated depreciation	(283,337)	(288,328)
Property and equipment, net	$190,539	$199,571
Depreciation expense for the three months ended March 31, 2015 and 2014 was $6.7 million and $6.5 million, respectively.
Note 7. Other Investments and Assets
Other investments and assets consisted of the following as of the respective periods:

(in thousands)	March 31, 2015	December 31, 2014
Cash surrender value of life insurance	$20,885	$20,866
Self-insured liability receivable	7,728	7,728
Workers’ compensation insurance security deposits	4,250	4,250
Other	7,688	7,830
Other investments and assets	$40,551	$40,674

Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

(in thousands)	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
Balance at December 31, 2014	$110,618	$42,221	$41,358	$194,197
Purchase price allocation adjustments	762	211	—	973
Foreign currency translation adjustments	—	(2,837)	(3,695)	(6,532)
Balance at March 31, 2015	$111,380	$39,595	$37,663	$188,638

The original purchase price allocations were based on information available at the respective acquisition dates. During the quarter ended March 31, 2015, we recorded measurement period adjustments to the original purchase price allocation for Blitz, onPeak LLC, Travel Planners, Inc. and N200, which increased goodwill by $1.0 million. The amount was not considered significant and therefore prior periods have not been retrospectively adjusted. For additional information, refer to Note 3, Acquisition of Businesses.
A summary of other intangible assets is presented below:

	March 31, 2015		December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Customer contracts and relationships	$39,940	$(4,074)	$41,624	$(2,961)
Other	4,475	(1,054)	4,576	(732)
Total amortized intangible assets	44,415	(5,128)	46,200	(3,693)
Unamortized intangible assets:
Business licenses	460	—	460	—
Other intangible assets	$44,875	$(5,128)	$46,660	$(3,693)
The original purchase price allocations were based on information available at the respective acquisition dates. During the quarter ended March 31, 2015, we recorded measurement period adjustments to the original purchase price allocation for Blitz, onPeak LLC, Travel Planners, Inc. and N200, which reduced other intangible assets by $0.7 million. The amount was not considered significant and therefore prior periods have not been retrospectively adjusted. For additional information, refer to Note 3, Acquisition of Businesses.
Intangible asset amortization expense for the three months ended March 31, 2015 and 2014 was $2.0 million and $0.3 million, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
Remainder of 2015	$5,732
2016	$6,511
2017	$5,698
2018	$4,735
2019	$4,355
Thereafter	$12,256

Note 9. Other Current Liabilities
Other current liabilities consisted of the following as of the respective periods:

(in thousands)	March 31, 2015	December 31, 2014
Continuing operations:
Self-insured liability accrual	$6,467	$6,297
Accrued sales and use taxes	4,878	3,624
Accrued employee benefit costs	4,037	3,215
Accrued dividends	2,092	2,107
Current portion of pension liability	1,729	1,641
Accrued professional fees	1,531	1,228
Accrued acquisition liability	1,458	1,232
Deferred rent	1,379	783
Accrued foreign income taxes	1,139	2,370
Accrued rebates	985	1,600
Accrued restructuring	975	1,154
Other	7,200	1,605
Total continuing operations	33,870	26,856
Discontinued operations:
Environmental remediation liabilities	306	350
Self-insured liability accrual	204	173
Other	426	408
Total discontinued operations	936	931
Other current liabilities	$34,806	$27,787
Note 10. Other Deferred Items and Liabilities
Other deferred items and liabilities consisted of the following as of the respective periods:

(in thousands)	March 31, 2015	December 31, 2014
Continuing operations:
Self-insured liability accrual	$13,735	$13,525
Self-insured excess liability	7,728	7,728
Accrued compensation	6,513	6,824
Deferred rent income	4,161	2,787
Foreign deferred tax liability	1,849	2,135
Accrued restructuring	452	555
Other	4,100	5,117
Total continuing operations	38,538	38,671
Discontinued operations:
Environmental remediation liabilities	4,411	4,395
Self-insured liability accrual	4,227	4,327
Accrued income taxes	948	1,119
Other	1,156	1,250
Total discontinued operations	10,742	11,091
Other deferred items and liabilities	$49,280	$49,762

Note 11. Debt and Capital Lease Obligations
Long-term debt was as follows:

(in thousands)	March 31, 2015	December 31, 2014
Revolving Credit agreement, 2.2% and 2.4% weighted-average interest rate at March 31, 2015 and December 31, 2014, respectively, due through 2019	$136,375	$139,500
Capital lease obligations, 6.0% weighted-average interest at both March 31, 2015 and December 31, 2014, due through 2018	1,405	1,520
Total debt	137,780	141,020
Current portion	(29,361)	(27,856)
Long-term debt and capital lease obligations	$108,419	$113,164

Effective December 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amends and replaces in its entirety the Company’s $180 million revolving credit facility under the Amended and Restated Credit Agreement dated as of May 18, 2011. The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019, and proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, a Term Loan, or a combination of the two facilities. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars or British pounds.

Viad’s lenders have a first perfected security interest in all of the personal property of Viad, GES and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries. Financial covenants include a fixed charge coverage ratio of not less than 1.75 to 1.00, with a step-up to 2.00 to 1.00 for the fiscal quarter ending June 30, 2016. Viad must maintain a leverage ratio of not greater than 3.00 to 1.00, with a step-down to 2.75 to 1.00 for the fiscal quarter ending March 31, 2016 and a step-down to 2.50 to 1.00 for the fiscal quarter ending March 31, 2017. As of March 31, 2015 and December 31, 2014, the fixed charge coverage ratio was 2.17 to 1.00 and 2.61 to 1.00, respectively, and the leverage ratio was 2.07 to 1.00 and 1.73 to 1.00, respectively. The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists. Significant other covenants include limitations on investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of March 31, 2015, Viad was in compliance with all covenants.
As of March 31, 2015, Viad’s total debt was $137.8 million, consisting of outstanding borrowings under the Term Loan and Revolving Credit Facility of $121.9 million and $14.5 million, respectively, and capital lease obligations of $1.4 million. As of December 31, 2014, Viad’s total debt was $141.0 million, consisted of outstanding borrowings under the Term Loan and Revolving Credit Facility of $125.0 million and $14.5 million, respectively, and capital lease obligations of $1.5 million. As of March 31, 2015, Viad had $158.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.8 million and the outstanding balance under the Revolving Credit Facility of $14.5 million, respectively.
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
As of March 31, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of

March 31, 2015 would be $4.1 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $121.7 million and $123.0 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
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
Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$12,619	$12,619	$—	$—
Other mutual funds	2,580	2,580	—	—
Total assets at fair value	$15,199	$15,199	$—	$—
Liabilities:
Earnout contingent consideration liability	(988)	—	—	(988)
Total liabilities at fair value on a recurring basis	$(988)	$—	$—	$(988)
		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$8,518	$8,518	$—	$—
Other mutual funds	2,536	2,536	—	—
Total assets at fair value	$11,054	$11,054	$—	$—
Liabilities:
Earnout contingent consideration liability	(1,210)	—	—	(1,210)
Total liabilities at fair value on a recurring basis	$(1,210)	$—	$—	$(1,210)
As of March 31, 2015 and December 31, 2014, Viad had investments in money market mutual funds of $12.6 million and $8.5 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of March 31, 2015 and December 31, 2014, Viad had investments in other mutual funds of $2.6 million and $2.5 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of March 31, 2015 and December 31, 2014, there were unrealized gains of $0.9 million ($0.6 million after-tax) and $0.8 million ($0.5 million after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11, Debt and Capital Lease Obligations.
Note 13. Stockholders' Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the three months ended March 31, 2015 and 2014:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	$335,387	$12,315	$347,702
Net loss	(2,056)	(64)	(2,120)
Dividends on common stock	(2,000)	—	(2,000)
Common stock purchased for treasury	(4,702)	—	(4,702)
Employee benefit plans	1,786	—	1,786
Unrealized foreign currency translation adjustment	(17,579)	—	(17,579)
Tax benefits from share-based compensation	283	—	283
Other changes to accumulated other comprehensive income	241	—	241
Other	(97)	—	(97)
Balance at March 31, 2015	$311,263	$12,251	$323,514

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	$347,441	$9,102	$356,543
Net income	21,882	2,537	24,419
Dividends on common stock	(32,517)	—	(32,517)
Common stock purchased for treasury	(1,042)	—	(1,042)
Employee benefit plans	2,052	—	2,052
Unrealized foreign currency translation adjustment	(6,733)	—	(6,733)
ESOP allocation adjustment	44	—	44
Other	46	1	47
Balance at March 31, 2014	$331,173	$11,640	$342,813
Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income
Balance at December 31, 2014	$471	$12,415	$(13,280)	$(394)
Other comprehensive income (loss) before reclassifications	177	(17,579)	—	(17,402)
Amounts reclassified from AOCI, net of tax	(17)	—	(114)	(131)
Net other comprehensive income (loss)	160	(17,579)	(114)	(17,533)
Balance at March 31, 2015	$631	$(5,164)	$(13,394)	$(17,927)

The following table presents information about reclassification adjustments out of AOCI for the three months ended March 31:

			Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2015	2014
Unrealized gains on investments	$27	$21	Interest income
Tax effect	(10)	(8)	Income taxes
	$17	$13

Recognized net actuarial loss(1)	$(75)	$(205)
Amortization of prior service credit(1)	139	148
Tax effect	50	21	Income taxes
	$114	$(36)
(1) Amount included in pension expense. Refer to Note 16, Pension and Postretirement Benefits.
Note 14. Income (Loss) Per Share
The following are the components of basic and diluted income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Net income (loss) attributable to Viad (diluted)	$(2,056)	$21,882
Less: Allocation to non-vested shares	—	(424)
Net income (loss) allocated to Viad common stockholders (basic)	$(2,056)	$21,458
Basic weighted-average outstanding common shares	19,736	19,949
Additional dilutive shares related to share-based compensation	—	381
Diluted weighted-average outstanding shares	19,736	20,330
Income (loss) per share:
Basic income (loss) attributable to Viad common stockholders	$(0.10)	$1.08
Diluted income (loss) attributable to Viad common stockholders(1)	$(0.10)	$1.08
(1) Diluted income per share amount cannot exceed basic income per share.
As of March 31, 2015, there were no share-based compensation awards considered dilutive and included in the computation of diluted income per share. As of March 31, 2014, there were 381,000 share-based compensation awards considered dilutive and included in the computation of diluted income per share. Options to purchase 15,000 and 34,000 shares of common stock were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.
Note 15. Income Taxes
The effective tax rates for the three months ended March 31, 2015 and 2014 were 62.4 percent and 15.6 percent, respectively.
The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The effective tax rate for the three months ended March 31, 2015 was greater than the federal statutory rate primarily due to the recording of a non-cash tax benefit relating to certain foreign intangible deferred tax assets that was recorded during the quarter. The effective tax rate for the three months ended March 31, 2014 was lower than the federal statutory rate principally due to foreign income which is taxed at lower rates and the release of a portion of the valuation allowance associated with the projected utilization of foreign tax credit carryforwards.
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
The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history and projected future domestic income. The foreign tax credits are subject to a 10-year carryforward period and begin to expire in 2020. As of December 31, 2014, $12.7 million of the $21.8 million in tax credit carryforwards were related to foreign tax credits. Based on the Company’s evaluation of all positive and negative evidence, it was determined to be more likely than not that the foreign tax credit carryforwards would be utilized before their expiration. Therefore, a valuation allowance against the foreign tax credit was not required. The positive evidence relied upon in making this assessment included the Company’s positive cumulative income position, the projected future utilization of foreign tax credit carryforwards, the history of utilizing all deferred tax assets including net operating losses, and future forecasts of domestic income.

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
Viad had liabilities, including interest and penalties, associated with uncertain tax positions for continuing operations of $1.3 million as of March 31, 2015 and December 31, 2014. In addition, as of March 31, 2015 and December 31, 2014, Viad had liabilities, including interest and penalties, for uncertain tax positions relating to discontinued operations of $1.1 million. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of applicable federal tax benefit). The total liability associated with uncertain tax positions as of March 31, 2015 and December 31, 2014 was $2.4 million, which was classified as both current and non-current liabilities. The Company does not expect a material amount of uncertain tax positions to be resolved or settled within the next twelve months.
Note 16. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended March 31, included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$25	$23	$43	$34	$128	$104
Interest cost	251	280	177	176	127	160
Expected return on plan assets	(111)	(103)	—	—	(149)	(161)
Amortization of prior service credit	—	—	(91)	(148)	—	—
Recognized net actuarial loss	125	104	139	101	2	3
Net periodic benefit cost	$290	$304	$268	$163	$108	$106
Viad expects to contribute $1.4 million to its funded pension plans, $0.8 million to its unfunded pension plans and $1.1 million to its postretirement benefit plans in 2015. During the three months ended March 31, 2015, Viad contributed $0.3 million to its funded pension plans, $0.2 million to its unfunded pension plans and $0.1 million to its postretirement benefit plans.

Note 17. Restructuring Charges
The Company executed certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. segment, and to a lesser extent in the Marketing & Events International segment. As a result, it has recorded restructuring charges related to the consolidation and downsizing of facilities. Additionally, the Company has recorded restructuring charges in connection with certain reorganization activities. These charges consist of severance and related benefits due to headcount reductions.
The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2014	$543	$1,161	$240	$1,944
Restructuring charges (recoveries)	128	98	(10)	216
Cash payments	(301)	(302)	—	(603)
Adjustment to liability	—	—	(130)	(130)
Balance at March 31, 2015	$370	$957	$100	$1,427
As of March 31, 2015, the liabilities related to severance and employee benefits are expected to be paid by the end of 2015. Additionally, the liability of $1.0 million related to future lease payments will be paid over the remaining lease terms for the Marketing & Events Group. Refer to Note 19, Segment Information, for information regarding restructuring charges (recoveries) by segment.
Note 18. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of March 31, 2015 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of March 31, 2015, Viad had recorded environmental remediation liabilities of $4.7 million related to previously sold operations.
As of March 31, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2015 would be $4.1 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of March 31, 2015, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $20.2 million as of March 31, 2015. Of this total, $12.8 million related to workers’ compensation liabilities and the remaining $7.4 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $4.4 million as of March 31, 2015, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $1.1 million for the three months ended March 31, 2015.
In addition, as of March 31, 2015, Viad had recorded insurance liabilities of $7.7 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $3.1 million related to workers’ compensation liabilities and the remaining $4.6 million related to general/auto liability claims. The Company has recorded these amounts in other deferred items and liabilities in Viad’s Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.

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

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue:
Marketing & Events Group:
U.S.	$192,943	$221,395
International	65,236	58,718
Intersegment eliminations	(1,251)	(2,290)
Total Marketing & Events Group	256,928	277,823
Travel & Recreation Group	7,468	7,818
Total revenue	$264,396	$285,641
Segment operating income (loss):
Marketing & Events Group:
U.S.	$2,637	$15,851
International	1,047	2,319
Total Marketing & Events Group	3,684	18,170
Travel & Recreation Group	(4,809)	(4,809)
Segment operating income (loss)	(1,125)	13,361
Corporate activities	(2,810)	(2,039)
Operating income (loss)	(3,935)	11,322
Interest income	63	65
Interest expense	(1,151)	(298)
Restructuring (charges) recoveries:
Marketing & Events U.S.	(88)	38
Marketing & Events International	(138)	(530)
Travel & Recreation Group	6	206
Corporate	4	75
Income (loss) from continuing operations before income taxes	$(5,239)	$10,878

Note 20. Discontinued Operations
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.5 million for the Company’s possessory interest. The gain after-tax on the possessory interest as of December 31. 2014 was $15.2 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net income attributable to noncontrolling interest in Viad’s Condensed Consolidated Statements of Operations, respectively.
The following summarizes Glacier Park’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2014:

(in thousands)
Total revenue	$—
Costs and expenses	(68)
Income (loss) from discontinued operations, before income taxes	(68)
Income tax (expense) benefit	20
Income (loss) from discontinued operations, net of tax	(48)
Gain on sale of discontinued operations, net of tax	15,286
Income from discontinued operations	15,238
Income from discontinued operations attributable to noncontrolling interest	(2,668)
Income from discontinued operations attributable to Viad	$12,570
For the three months ended March 31, 2015, Viad recorded a loss from discontinued operations of $0.1 million due to legal fees related to previously sold operations.
The following is a reconciliation of net income attributable to the noncontrolling interest for the three months ended March 31:

(in thousands)	2015	2014
Income (loss) from continuing operations	$(64)	$(131)
Income from discontinued operations	—	2,668
Net income (loss) attributable to noncontrolling interest	$(64)	$2,537
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion (this “MD&A”) should be read in conjunction with Viad Corp’s condensed consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Viad Corp’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this quarterly report.
Overview
Viad Corp (“Viad” or the “Company”) operates in three reportable business segments: Marketing & Events U.S., Marketing & Events International (together the “Marketing & Events Group”) and the Travel & Recreation Group.
Marketing & Events Group
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global full-service provider for live events that helps clients gain more awareness, more engagement and a greater return at their events. The Marketing & Events Group offers a complete range of services, from design and production of immersive environments and brand-based experiences, to material handling, rigging, electrical and other on-site services for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group offers clients a full suite of online tools and new technologies that help them more easily manage the complexities of their events. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and leisure centers.
The Marketing & Events Group recently expanded its service offerings with acquisitions that differentiate GES as the company with the most comprehensive suite of event services. GES extended its audio-visual services beyond North America with the September 2014 acquisition of United Kingdom-based Blitz Communications Group Limited and its affiliates (collectively, “Blitz”), a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. In November 2014, GES entered the event registration and data services market through the acquisition of N200 Limited and affiliates (collectively, “N200”), a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands. In the United States, GES became the leading event accommodations provider through the October 2014 acquisitions of onPeak LLC and Travel Planners, Inc. Travel Planners, Inc. subsequently merged into onPeak LLC (collectively, “onPeak”) in January 2015.
For additional information regarding acquisitions in 2014, refer to Note 3, Acquisition of Businesses.
Travel & Recreation Group
The Travel & Recreation Group is an experiential leisure travel provider serving the needs of regional and long-haul visitors to iconic natural and cultural destinations in North America. The Travel & Recreation Group segment consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”). Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk, Banff Lake Cruise, motorcoach services, charter and sightseeing services, inbound package tour operations and hotel operations.
Glacier Park owns and operates seven properties, with accommodation offerings varying from hikers’ cabins to hotel suites, including St. Mary Lodge, a full-service resort located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, a historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering golf, skiing, hiking and other seasonal recreational activities, located near Glacier National Park in Whitefish, Montana; the Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; the West Glacier Motel & Cabins in West Glacier, Montana, and Motel Lake McDonald and the Apgar Village Lodge, which are located inside Glacier National Park. Glacier Park also operates the food and beverage services with respect to those properties and the retail shops located near Glacier National Park.
In July 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, the “West Glacier Properties”). The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee housing. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee housing. For additional information, refer to Note 3, Acquisition of Businesses.
Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Non-GAAP Measures:
In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses the following non-GAAP financial measures:

•
“Adjusted EBITDA,” which is defined by Viad as net income attributable to Viad before the Company’s portion of interest expense, income taxes, depreciation and amortization, impairment charges and recoveries, changes in accounting principles and the effects of discontinued operations. Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period-to-period comparisons. Refer to the table below for a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income attributable to Viad.

•
“Adjusted segment EBITDA,” which is defined by Viad as segment operating income before non-cash depreciation and amortization and integration costs, if any. “Segment operating income” is a GAAP measure defined as income from continuing operations before corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries and the reduction for income attributable to non-controlling interest. Adjusted segment EBITDA is utilized by management to measure the profit and performance of Viad’s operating segments and acquisitions to facilitate period-to-period comparisons. For a discussion of how this metric is used in connection with 2015 full year acquisition performance expectations, refer to the “Forward Looking Non-GAAP Financial Measures” section of this MD&A. Management believes that adjusted segment EBITDA for acquisitions enables investors to assess how effectively management is investing capital into major corporate development projects, both from a valuation and return perspective.

•
“Organic revenue” and “organic segment operating income,” which are defined by Viad as revenue and segment operating income without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. Management believes that the presentation of “organic” results permits investors to better understand Viad’s performance without the effects of exchange rate variances or acquisitions. Refer to the “Results of Operations” section of this MD&A for reconciliations of organic revenue and organic segment operating income to the most directly comparable GAAP measures, revenue and segment operating income.

Management believes that the presentation of adjusted EBITDA, adjusted segment EBITDA, organic revenue and organic segment operating income provides useful information to investors regarding Viad’s results of operations for trending, analyzing and benchmarking the performance and value of Viad’s business. The presentation of adjusted EBITDA, adjusted segment EBITDA, and organic revenue and organic segment operating income are supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.
Adjusted EBITDA, adjusted segment EBITDA, organic revenue and organic segment operating income are considered useful operating metrics as potential variations arising from taxes, depreciation, amortization, debt service costs, impairment charges and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations and segment performance. Although adjusted EBITDA, adjusted segment EBITDA, organic revenue and organic segment operating income are used as financial measures to assess the performance of the business, the use of these measures are limited because they do not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries, and the effects of accounting changes and discontinued operations. Because adjusted EBITDA, adjusted segment EBITDA, organic revenue and organic segment operating income do not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad and organic segment operating income as important measures of financial performance because both provide a more complete measure of the Company’s performance.
A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income attributable to Viad	$(2,056)	$21,882
Interest expense	1,151	298
Income tax expense (benefit)	(3,267)	1,697
Depreciation and amortization	8,708	6,817
(Income) loss from discontinued operations	148	(15,238)
Other noncontrolling interest	(16)	2,694
Adjusted EBITDA	$4,668	$18,150
The decrease in Adjusted EBITDA of $13.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a decrease in segment operating income for the Marketing & Events U.S. segment. Refer to the “Results of Operations” section of this MD&A below for a discussion of fluctuations.

Forward-Looking Non-GAAP Financial Measures
The Company has also provided adjusted segment EBITDA, formerly referred to as “segment EBITDA”, as a forward-looking non-GAAP financial measure within the “Results of Operations” section of this MD&A. The Company does not provide a reconciliation of this forward-looking non-GAAP financial measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for quantitative reconciliation of this forward-looking non-GAAP financial measure to the most directly comparable GAAP financial measure is available to the Company without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that could be confusing or misleading to investors. It is probable that the forward-looking non-GAAP financial measure provided without the directly comparable GAAP financial measure may be materially different from the corresponding non-GAAP financial measure.
Results of Operations:
Financial Highlights
The following are financial highlights of the first quarter of 2015:

•
Total revenue was $264.4 million, as compared to $285.6 million in the first quarter of 2014. The decrease in revenue was due to negative show rotation in the Marketing & Events Group and unfavorable exchange rate variances, which were partially offset by strong performance of the underlying businesses and additional revenue from the acquisitions of onPeak, Blitz and N200.

•
Total segment operating loss was $1.1 million, as compared to segment operating income of $13.4 million for the first quarter of 2014. The decrease in segment operating results was primarily driven by lower revenue.

•	Diluted loss per share from continuing operations attributable to Viad shareholders was $0.10, as compared to income per share from continuing operations of $0.46 in the first quarter of 2014.

•	Loss from discontinued operations attributable to Viad shareholders was $0.1 million, as compared to income from discontinued operations of $12.6 million in the first quarter of 2014.

•	Net loss attributable to Viad was $2.1 million, as compared to net income of $21.9 million in the first quarter of 2014.
Foreign Exchange Rate Variances
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.
During the first quarter of 2015, foreign exchange rate variances resulted in a decrease in revenue of $7.6 million and an increase in segment operating income of $0.2 million, as compared to the first quarter of 2014. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three months ended March 31, excluding the effect of 2014 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.80	$0.91	$(2,240)	$0.76	$0.89	$(102)
United Kingdom	$1.52	$1.66	(3,554)	$1.48	$1.67	(126)
Germany	$1.12	$1.37	(903)	$1.18	$1.36	35
			$(6,697)			$(193)
Travel & Recreation Group
Canada	$0.80	$0.91	$(877)	$0.81	$0.91	$379
			$(7,574)			$186
Viad’s operating results for the Marketing & Events Group were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Viad’s operating results for the Travel & Recreation Group were impacted by the weakening of the Canadian dollar relative to the U.S. dollar on a seasonal operating loss. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Analysis of Operating Results by Reportable Segment
Marketing & Events Group
The table below provides a comparison of reported first quarter 2015 and 2014 operating results for the Marketing & Events Group to organic operating results to enable investors to better understand the underlying performance of the segment without the effects of exchange rate variances or acquisitions.

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Marketing & Events Group:
U.S.	$192,943	$7,306	$—	$185,637	$221,395	$—	$221,395	(12.9)%	(16.2)%
International	65,236	6,773	(6,697)	65,160	58,718	—	58,718	11.1%	11.0%
Intersegment eliminations	(1,251)	—	—	(1,251)	(2,290)	—	(2,290)	45.4%	45.4%
Total Marketing & Events Group	$256,928	$14,079	$(6,697)	$249,546	$277,823	$—	$277,823	(7.5)%	(10.2)%
Segment operating income (loss):
Marketing & Events Group:
U.S.	$2,637	$1,351	$—	$1,286	$15,851	$—	$15,851	(83.4)%	(91.9)%
International	1,047	(355)	(193)	1,595	2,319	—	2,319	(54.9)%	(31.2)%
Total Marketing & Events Group	$3,684	$996	$(193)	$2,881	$18,170	$—	$18,170	(79.7)%	(84.1)%
(1) Acquisitions include onPeak (acquired October 2014) for M&E U.S. and Blitz (acquired September 2014) and N200 (acquired November 2014) for M&E International.
(2) Organic operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic operating results, see the "Non-GAAP Measures" section of this MD&A.
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
U.S. Segment. Revenue for the Marketing & Events U.S. segment was $192.9 million for the first quarter of 2015, down 12.9 percent, as compared to $221.4 million in the first quarter of 2014. Segment operating income decreased $13.2 million to $2.6 million, as compared to the first quarter of 2014. Revenue was primarily impacted by negative show rotation revenue of approximately $42 million, partially offset by incremental revenue of $7.3 million from the acquisition of onPeak completed during the third quarter of 2014 and base same-show revenue growth of 7.4 percent. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year. For the first quarter of 2015, base same-shows represented approximately 56 percent of Marketing & Events U.S. segment organic revenue, which excludes the impact of acquisitions. Segment operating income decreased primarily due to lower revenue from the negative show rotation and slightly higher overhead expenses during the quarter, which included worker’s compensation claims and other insurance expense, partially offset by incremental segment operating income from the onPeak acquisition of $1.4 million (which includes integration costs of $0.1 million).
International Segment. Results for the Marketing & Events International segment for the first quarter of 2015 were affected by exchange rate variances, which had an unfavorable impact on revenue and segment operating income of $6.7 million and $0.2 million, respectively, as compared to the first quarter of 2014. The acquisitions of Blitz and N200 contributed incremental revenue and segment operating loss of $6.8 million and $0.4 million, respectively, which includes integration costs of $0.3 million. Organic revenue and organic segment operating income, which excludes the impact of exchange rate variances and acquisitions, increased by $6.4 million, or 11.0 percent, and decreased by $0.7 million, or 31.2 percent, respectively. The increase in revenue was primarily driven by positive show rotation revenue of approximately $2 million, same-show growth, and new business wins. The decrease in segment operating income was primarily the result of higher staffing levels to support growth and a less profitable mix of revenue during the quarter.
2015 Outlook. Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.
For the 2015 full year, management expects the Marketing & Events Group’s revenue to be comparable to 2014 as growth in the underlying business and incremental revenue from acquisitions offset negative show rotation of approximately $70 million and unfavorable currency translation. Management anticipates that foreign currency exchange rate variances versus 2014 will have an unfavorable impact on the Marketing & Events Group’s 2015 full year revenue and segment operating income of approximately $31 million and $1.5 million, respectively. Management expects U.S. base same-show revenue to increase at a mid-single digit rate.
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
Additionally, management is executing a strategic growth plan to transform the Marketing & Events Group into the preferred global full service provider to the live events market, which includes adding complementary and higher-margin service lines to its existing official services contracting business. In connection with this plan, the Company acquired Blitz, onPeak and N200 during 2014.
In 2015, management expects the acquisitions of Blitz, onPeak, and N200 to collectively provide incremental revenue of about $45 million to $50 million and incremental adjusted segment EBITDA of about $13 million to $14 million, which excludes approximately $1.5 million in integration costs. Adjusted segment EBITDA is defined as segment operating income plus depreciation and amortization expense and integration costs, if any. For more information on this forward-looking non-GAAP financial measure, see the “Non-GAAP Measures” section of this MD&A. These acquisitions offer cross-selling opportunities across the Marketing & Events Group’s customer base, which is resulting in expanded business relationships with existing customers and creating new competitive advantages for the Marketing & Events Group as it increasingly becomes a full-service provider for live events.
Travel & Recreation Group
The table below provides a comparison of reported first quarter 2015 and 2014 operating results for the Travel & Recreation Group to organic operating results to enable investors to better understand the underlying performance of the segment without the effects of exchange rate variances or acquisitions.

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$2,870	$4	$(273)	$3,139	$3,142	$—	$3,142	(8.7)%	(0.1)%
Attractions	1,857	—	(247)	$2,104	1,511	—	1,511	22.9%	39.2%
Package Tours	773	—	(96)	$869	652	—	652	18.6%	33.3%
Transportation	2,112	—	(278)	$2,390	2,664	—	2,664	(20.7)%	(10.3)%
Intra-Segment Eliminations & Other	(144)	—	17	(161)	(151)	—	(151)	4.6%	(6.6)%
Total Travel & Recreation Group	$7,468	$4	$(877)	$8,341	$7,818	$—	$7,818	(4.5)%	6.7%

Segment operating income (loss):
Total Travel & Recreation Group	$(4,809)	$(178)	$379	$(5,010)	$(4,809)	$—	$(4,809)	—%	(4.2)%
(1) Acquisitions include the West Glacier Properties (acquired July 2014).
(2) Organic operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic operating results, see the "Non-GAAP Measures" section of this MD&A.

Seasonality. The Travel & Recreation Group segment experiences peak activity during the summer months. During 2014, 85 percent of its revenue was earned in the second and third quarters.
Revenue. Revenue for the Travel & Recreation Group segment for the first quarter of 2015 was affected by exchange rate variances, which had an unfavorable impact of $0.9 million, as compared to the first quarter of 2014. Organic revenue, which excludes the impact of exchange rate variances and acquisitions, increased by $0.5 million, or 6.7 percent, primarily driven by attractions. The improved revenue from attractions was due to increased visitation to the Banff Gondola. All other attractions were seasonally closed during the first quarter. The increase in Package tours revenue was due to higher group business. Transportation revenue decreased compared to prior year from reduced activity. Hospitality revenue decreased primarily due to unfavorable exchange rate variances and reduced occupancy for the Banff International Hotel and Grouse Mountain Lodge, partially offset by stronger rooms and food and beverage revenue for the Mount Royal Hotel.
Segment Operating Income. The seasonal segment operating loss for the first quarter of 2015 remained unchanged from the prior year. Organic segment operating results decreased by $0.2 million, or 4.2 percent, primarily due to higher repairs and maintenance costs and increased compensation expense as open positions were filled subsequent to the first quarter of 2014.
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
The following table provides Travel & Recreation Group same-store key performance indicators for the three months ended March 31, 2015 and 2014. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the positive or negative effects that result from translating. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended March 31,
(in thousands)	2015	2014	% Change
Same-Store Key Performance Indicators
Hospitality:
Room Nights Available	39,690	39,600	0.2%
RevPAR	$42	$44	(4.5)%
ADR	$84	$80	5.0%
Occupancy	50.1%	54.9%	(4.8)%
Attractions:
Passengers	47,775	$36,883	29.5%
Revenue Per Passenger	$39	$36	8.3%
Hospitality. The Travel & Recreation Group owns three year-round lodging properties that have room nights available during the first quarter: the Banff International Hotel; the Mount Royal Hotel; and the Grouse Mountain Lodge. All other lodging properties were seasonally closed during the first quarter. Room nights available increased due to the release of an additional guest room at the Grouse Mountain Lodge for the 2015 operating season, which was previously used as office space. The decrease in RevPAR for the first quarter of 2015 was primarily driven by reduced occupancy at the Banff International Hotel and the Grouse Mountain Lodge, partially offset by improved occupancy and ADR at the Mount Royal Hotel as compared to the prior year. The Banff International Hotel occupancy declined due to planned room renovation activity during the off-season in the first quarter of 2015. Grouse Mountain Lodge occupancy decreased primarily due to a weak ski season resulting from unseasonably warm weather and reduced Canadian visitation. ADR increased during the first quarter of 2015 due to higher room rates charged at the Mount Royal Hotel and the Grouse Mountain Lodge.
Attractions. The Travel & Recreation Group operates one year-round attraction, the Banff Gondola. All other attractions were seasonally closed during the first quarter. The number of passengers increased for the first quarter of 2015 at the Banff Gondola due to favorable weather conditions. The increase in revenue per passenger was driven by higher lift ticket window prices at the Banff Gondola.
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
2015 Outlook. For the 2015 full year, management expects the Travel & Recreation Group’s revenue to be comparable to 2014 driven by the growth of the underlying business, largely offset by unfavorable currency translation. Management anticipates that foreign currency exchange rate variances versus 2014 will have an unfavorable impact on the Travel & Recreation Group’s 2015 full year revenue and segment operating income of approximately $14 million and $4.5 million, respectively.
Corporate Activities. Corporate activities expense of $2.8 million in the first quarter of 2015 increased from $2.0 million in the first quarter of 2014. The increase in corporate activities expense for the first quarter of 2015 was primarily related to consulting and other transaction-related costs associated with acquisitions and costs related to a shareholder nomination and settlement agreement.
Income Taxes. The effective tax rate for the first quarter of 2015 was 62.4 percent, as compared to 15.6 percent for the first quarter of 2014. The first quarter of 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangible assets. This resulted in a $0.08 per share non-recurring tax benefit.
Discontinued Operations. During the first quarter of 2015, Viad recorded a loss from discontinued operations of $0.1 million due to legal fees related to previously sold operations.
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 totaling $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $15.2 million that was recorded as income from discontinued operations. Glacier Park continues to generate revenue from the remaining seven properties it owns.

Liquidity and Capital Resources
Cash and cash equivalents were $57.9 million as of March 31, 2015, as compared to $57.0 million as of December 31, 2014. During the first quarter of 2015, the Company generated net cash flow from operating activities of $18.3 million primarily from changes in working capital and the results of continuing operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of March 31, 2015, the Company had $28.5 million of its cash and cash equivalents held outside of the United States. Of the total amount, $20.4 million was held in Canada, $3.1 million in the United Kingdom, $2.0 million in the Netherlands, $1.9 million in Germany and $1.1 million in the United Arab Emirates. There are certain earnings related to its Canadian operations that have historically been deemed permanently reinvested. As of March 31, 2015, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.4 million.
Cash Flows
Operating Activities

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$(2,120)	$24,419
Depreciation and amortization	8,708	6,817
Deferred income taxes	(955)	9,109
(Income) loss from discontinued operations	148	(15,238)
Other non-cash items	2,091	1,122
Changes in assets and liabilities	10,392	(1,059)
Net cash provided by operating activities	$18,264	$25,170
Three Months Ended March 31, 2015 - The favorable changes in assets and liabilities primarily consisted of increases in accounts payable and customer deposits of $20.1 million and $20.5 million, respectively, partially offset by an increase of $21.8 million in receivables. These changes reflect the volume and timing of revenue in the Marketing & Events Group during the first quarter of 2015 as compared to activity occurring at the end of 2014.
Three Months Ended March 31, 2014 - The unfavorable changes in assets and liabilities primarily consisted of an increase in receivables of $36.4 million, offset by an increase in accounts payable of $36.6 million. These changes reflect the volume and timing of revenue in the Marketing & Events Group during the first quarter of 2014 as compared to activity occurring at the end of 2013.
Investing Activities

	Three Months Ended March 31,
(in thousands)	2015	2014
Capital expenditures	$(5,300)	$(5,516)
Proceeds from disposition of property and other assets	36	403
Proceeds from possessory interest and personal property - discontinued operations	279	25,000
Net cash provided by (used in) investing activities	$(4,985)	$19,887
Three Months Ended March 31, 2015 - Cash used in investing activities was driven by $5.3 million of capital expenditures primarily related to equipment and computer hardware at both the Marketing & Events Group and Travel & Recreation Group.
Three Months Ended March 31, 2014 - Cash provided by investing activities was driven by $25.0 million received for the Company’s possessory interest at Glacier Park partially offset by $5.5 million of capital expenditures primarily related to rental inventory, leasehold improvements and equipment and computer hardware for the Marketing & Events U.S. segment as well as computer software and leasehold improvements for the Travel & Recreation Group.

Financing Activities

	Three Months Ended March 31,
(in thousands)	2015	2014
Proceeds from borrowings	$20,000	$10,000
Payments on debt and capital lease obligations	(23,279)	(20,238)
Dividends paid on common stock	(2,000)	(32,517)
Common stock purchased for treasury	(4,702)	(1,042)
Other	508	1,442
Net cash used in financing activities	$(9,473)	$(42,355)
Three Months Ended March 31, 2015 - Cash used in financing activities primarily consisted of $4.7 million for the repurchase of common stock for treasury, net debt payments of $3.3 million and $2.0 million for quarterly dividend payments.
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
Debt and Capital Lease Obligations
Effective December 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”).
As of March 31, 2015, Viad’s total debt was $137.8 million, consisting of outstanding borrowings under the Term Loan and Revolving Credit Facility of $121.9 million and $14.5 million, respectively, and capital lease obligations of $1.4 million. As of December 31, 2014, Viad’s total debt was $141.0 million, consisted of outstanding borrowings under the Term Loan and Revolving Credit Facility of $125.0 million and $14.5 million, respectively, and capital lease obligations of $1.5 million. As of March 31, 2015, Viad had $158.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.8 million and the outstanding balance under the Term Loan and Revolving Credit Facility of $121.9 million and $14.5 million, respectively.
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
As of March 31, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of March 31, 2015 would be $4.1 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $121.7 million million and $123.0 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Share Repurchases
Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the three months ended March 31, 2015, the Company repurchased 141,462 shares on the open market at a total cost of $3.8 million. There were no open market repurchases during the three months ended March 31, 2014. As of March 31, 2015, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the three months ended March 31, 2015 and 2014, the Company repurchased 32,806 shares for $0.9 million and 44,358 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viad’s Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of critical accounting policies and estimates.
Impact of Recent Accounting Pronouncements:
For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on Viad’s condensed consolidated financial statements, refer to Note 1, Basis of Presentation and Principles of Consolidation, in Item 1, Financial Statements.
Forward-Looking Statements:
As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this quarterly report includes certain information, assumptions and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations and any deterioration in the economy, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace and other factors, including terrorist activities or war, a pandemic health crisis and international conditions, could affect the forward-looking statements in this quarterly report. Additional information concerning business and other risk factors that could cause actual results to materially differ from those in the forward looking statements are discussed in “Risk Factors” in the risk factors sections included in Viad’s 2014 Annual Report.
Information about Viad obtained from sources other than the Company may be out-of-date or incorrect. Please rely only on Company press releases, SEC filings and other information provided by the Company, keeping in mind that forward-looking statements speak only as of the date made. Viad undertakes no obligation to update any forward-looking statements, including prior forward-looking statements, to reflect events or circumstances arising after the date as of which the forward-looking statements were made.
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
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $5.2 million as of March 31, 2015 and gains of $12.4 million as of December 31, 2014. During the three months ended March 31, 2015 and 2014, unrealized foreign currency translation losses of $17.6 million and $6.7 million, respectively, were recorded in other comprehensive income.
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
The following table summarizes the effects of foreign exchange rate variances on segment operating results from Viad’s significant international operations for the three months ended March 31, excluding the effect of 2014 acquisitions:

	Segment Operating Results
	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	2015	2014
Marketing & Events Group:
Canada	$0.76	$0.89	$(102)
United Kingdom	$1.48	$1.67	(126)
Germany	$1.18	$1.36	35
			$(193)
Travel & Recreation Group
Canada	$0.81	$0.91	$379
			$186

Viad’s operating results for the Marketing & Events Group were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Viad’s operating results for the Travel & Recreation Group were impacted by the weakening of the Canadian dollar relative to the U.S. dollar on a seasonal operating loss. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Viad is exposed to short-term interest rate risk on certain of its debt obligations. Viad currently does not use derivative financial instruments to hedge cash flows for such obligations.
Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of March 31, 2015, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 18, Litigation, Claims, Contingencies and Other, in Part I, Item 1, Financial Statements, for information regarding legal proceedings involving the Company.
Item 1A. Risk Factors
In addition to other information set forth in this report, careful consideration should be given to the factors discussed in Part I, Item 1A - Risk Factors and Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viad’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the first quarter of 2015 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 2015	329	27.96	—	582,002
February 2015	32,111	26.57	141,462	440,540
March 2015	366	26.93	—	440,540
Total	32,806	26.59	141,462	440,540
 (1) Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the three months ended March 31, 2015, the Company repurchased 141,462 shares on the open market at a total cost of $3.8 million and as of March 31, 2015, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists.
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

VIAD CORP
(Registrant)

May 8, 2015	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)