Form 10-Q
period 2015-06-30
VIAD CORP
filed 2015-08-07
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 20,079,298 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share data)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$64,857	$56,990
Accounts receivable, net of allowance for doubtful accounts of $2,157 and $1,258, respectively	120,491	78,121
Inventories	30,505	32,401
Deferred income taxes	23,042	22,943
Other current assets	19,551	17,440
Total current assets	258,446	207,895
Property and equipment, net	192,009	199,571
Other investments and assets	40,809	40,674
Deferred income taxes	28,638	29,639
Goodwill	190,035	194,197
Other intangible assets, net	37,374	42,967
Total Assets	$747,311	$714,943
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$84,207	$61,789
Customer deposits	41,886	32,720
Accrued compensation	20,508	20,736
Other current liabilities	35,526	27,787
Current portion of debt and capital lease obligations	29,532	27,856
Total current liabilities	211,659	170,888
Long-term debt and capital lease obligations	103,732	113,164
Pension and postretirement benefits	32,951	33,427
Other deferred items and liabilities	47,392	49,762
Total liabilities	395,734	367,241
Commitments and contingencies
Stockholders’ equity
Viad stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	577,315	582,066
Retained deficit	(20,104)	(36,427)
Unearned employee benefits and other	23	23
Accumulated other comprehensive income (loss):
Unrealized gain on investments	605	471
Cumulative foreign currency translation adjustments	789	12,416
Unrecognized net actuarial loss and prior service credit, net	(13,311)	(13,476)
Common stock in treasury, at cost, 4,848,238 and 4,842,621 shares, respectively	(243,283)	(247,088)
Total Viad stockholders’ equity	339,436	335,387
Noncontrolling interest	12,141	12,315
Total stockholders’ equity	351,577	347,702
Total Liabilities and Stockholders’ Equity	$747,311	$714,943
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Exhibition and event services	$237,614	$185,486	$450,866	$417,269
Exhibits and environments	48,955	41,100	92,631	87,140
Travel and recreation services	30,466	29,805	37,934	37,623
Total revenue	317,035	256,391	581,431	542,032
Costs and expenses:
Costs of services	236,868	200,635	462,129	430,217
Costs of products sold	43,881	41,620	84,141	84,318
Corporate activities	1,983	1,991	4,793	4,030
Interest income	(443)	(54)	(506)	(119)
Interest expense	1,103	309	2,254	607
Restructuring charges	1,069	1,365	1,285	1,576
Impairment charges	—	884	—	884
Total costs and expenses	284,461	246,750	554,096	521,513
Income from continuing operations before income taxes	32,574	9,641	27,335	20,519
Income tax expense	10,372	1,796	7,105	3,493
Income from continuing operations	22,202	7,845	20,230	17,026
Income (loss) from discontinued operations	78	(1,236)	(70)	14,002
Net income	22,280	6,609	20,160	31,028
Net loss (income) attributable to noncontrolling interest	109	133	173	(2,404)
Net income attributable to Viad	$22,389	$6,742	$20,333	$28,624
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.11	$0.39	$1.02	$0.85
Discontinued operations attributable to Viad common stockholders	0.01	(0.06)	(0.01)	0.56
Net income attributable to Viad common stockholders	$1.12	$0.33	$1.01	$1.41
Weighted-average outstanding and potentially dilutive common shares	19,918	20,149	19,933	20,262
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.11	$0.39	$1.02	$0.85
Discontinued operations attributable to Viad common stockholders	0.01	(0.06)	(0.01)	0.56
Net income attributable to Viad common stockholders	$1.12	$0.33	$1.01	$1.41
Weighted-average outstanding common shares	19,778	19,869	19,757	19,909
Dividends declared per common share	$0.10	$0.10	$0.20	$1.70
Amounts attributable to Viad common stockholders
Income from continuing operations	$22,311	$7,978	$20,403	$17,290
Income (loss) from discontinued operations	78	(1,236)	(70)	11,334
Net income	$22,389	$6,742	$20,333	$28,624
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$22,280	$6,609	$20,160	$31,028
Other comprehensive income:
Unrealized gains (losses) on investments, net of tax(1)	(26)	41	133	50
Unrealized foreign currency translation adjustments, net of tax(1)	5,953	6,582	(11,626)	(151)
Amortization of net actuarial gain, net of tax(1)	168	127	336	255
Amortization of prior service credit, net of tax(1)	(85)	(126)	(171)	(218)
Comprehensive income	28,290	13,233	8,832	30,964
Comprehensive (income) loss attributable to noncontrolling interest	109	133	173	(2,404)
Comprehensive income attributable to Viad	$28,399	$13,366	$9,005	$28,560
(1) The tax effect on other comprehensive income is not significant.
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$20,160	$31,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,870	13,959
Deferred income taxes	(1,147)	8,521
(Income) loss from discontinued operations	70	(14,002)
Restructuring charges	1,285	1,576
Impairment charges	—	884
Gains on dispositions of property and other assets	(222)	(391)
Share-based compensation expense	2,106	1,503
Excess tax benefit from share-based compensation arrangements	(232)	(41)
Other non-cash items, net	3,493	3,271
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(43,036)	(32,150)
Inventories	1,896	(12,025)
Accounts payable	22,860	25,115
Restructuring liabilities	(1,669)	(3,001)
Accrued compensation	(1,128)	1,971
Customer deposits	9,166	13,470
Income taxes payable	1,905	889
Other assets and liabilities, net	4,643	(12,412)
Net cash provided by operating activities	38,020	28,165
Cash flows from investing activities
Capital expenditures	(13,150)	(13,404)
Cash paid for acquired business	(123)	—
Proceeds from dispositions of property and other assets	751	417
Proceeds from possessory interest and personal property—discontinued operations	—	25,000
Net cash provided by (used in) investing activities	(12,522)	12,013
Cash flows from financing activities
Proceeds from borrowings	30,000	25,000
Payments on debt and capital lease obligations	(38,100)	(25,476)
Dividends paid on common stock	(4,008)	(34,534)
Common stock purchased for treasury	(5,969)	(11,610)
Excess tax benefit from share-based compensation arrangements	232	41
Proceeds from exercise of stock options	2,135	1,155
Net cash used in financing activities	(15,710)	(45,424)
Effect of exchange rate changes on cash and cash equivalents	(1,921)	(344)
Net change in cash and cash equivalents	7,867	(5,590)
Cash and cash equivalents, beginning of year	56,990	45,821
Cash and cash equivalents, end of period	$64,857	$40,231
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,792	$5,025
Cash paid for interest	$1,659	$501
Property and equipment acquired under capital leases	$370	$253
Property and equipment purchases in accounts payable and accrued liabilities	$338	$2,396
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Marketing & Events Group
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global full-service provider for live events that helps clients gain more awareness, more engagement and a greater return at their events. The Marketing & Events Group offers a complete range of services, from design and production of immersive environments and brand-based experiences, to material handling, rigging, electrical and other on-site services for clients, including show organizers, corporate brand marketers and retail shopping centers. In addition, the Marketing & Events Group offers clients a full suite of online tools and technologies that help them more easily manage the complexities of their events. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products and build business relationships. Viad’s retail shopping center customers include major developers, owners and management companies of shopping malls and leisure centers.
In 2014, the Company acquired: Blitz Communications Group Limited and its affiliates (collectively, “Blitz”) in September, onPeak LLC and Travel Planners, Inc. in October, with Travel Planners, Inc. merging into onPeak LLC (collectively, “onPeak”) in January 2015, and N200 Limited and its affiliates (collectively, “N200”) in November. For additional information on the Company’s 2014 acquisitions, refer to Note 3, Acquisition of Businesses.
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
Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company may adopt the requirements of ASU No. 2014-09 using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for our annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations, including the method of adoption to be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements or financial covenants.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (topic 330) - Simplifying the Measurement of Inventory. The amendments in ASU No. 2015-11 apply to inventory measures using first-in, first-out (FIFO) or average cost and will require entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Restricted stock	$506	$759	$1,100	$1,413
Performance unit incentive plan (“PUP”)	376	326	988	95
Restricted stock units	(7)	27	18	(5)
Share-based compensation before income tax benefit	875	1,112	2,106	1,503
Income tax benefit	(325)	(417)	(792)	(569)
Share-based compensation, net of income tax benefit	$550	$695	$1,314	$934
For the three and six months ended June 30, 2015, Viad recorded share-based compensation expense of approximately $56,000 and $0.1 million, respectively, through restructuring expense.
On January 24, 2014, Viad announced that its Board of Directors declared a special cash dividend of $1.50 per share, or $30.5 million in the aggregate, which was paid on February 14, 2014. In accordance with the mandatory provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) and the 1997 Viad Corp Omnibus Incentive Plan, the Human Resources Committee of Viad’s Board of Directors approved equitable adjustments to the outstanding long-term incentive awards of stock options and PUP awards issued pursuant to those plans in order to prevent the special dividend from diluting the rights of participants under those plans. The equitable adjustment to the outstanding stock options reduced the exercise price and increased the number of shares of common stock underlying such options. The equitable adjustment to the PUP awards reflects the effect of the special dividend, but will be paid only if certain performance goals are met at the end of the three-year performance period.
The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance, December 31, 2014	328,602	$23.30	267,120	$23.51	25,370	$23.17
Granted	80,500	27.33	91,100	27.31	4,800	27.35
Vested	(104,740)	20.50	(103,555)	20.60	(11,123)	20.61
Forfeited	(24,130)	24.37	(22,300)	24.92	—	—
Balance, June 30, 2015	280,232	$25.42	232,365	$26.16	19,047	$25.72
As of June 30, 2015, the unamortized cost of all outstanding restricted stock awards was $3.7 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.7 years. During the six months ended June 30, 2015 and 2014, the Company repurchased 34,184 shares for $0.9 million and 44,806 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards. As of June 30, 2015, there were 962,825 total shares available for future grant in accordance with the provisions of the 2007 Plan.
As of June 30, 2015 and December 31, 2014, Viad had liabilities recorded of $1.5 million and $3.5 million, respectively, related to PUP awards. In March 2015, the PUP units granted in 2012 vested and cash payouts totaling $2.4 million were distributed. In March 2014, the PUP units granted in 2011 vested and cash payouts totaling $2.9 million were distributed.
As of June 30, 2015 and December 31, 2014, Viad had aggregate liabilities recorded of $0.3 million and $0.5 million, respectively, related to restricted stock unit liability awards. In February 2015, portions of the 2010, 2011 and 2012 restricted stock unit awards vested and cash payouts totaling $0.3 million were distributed. Similarly, in February 2014 portions of the 2009, 2010, and 2011 restricted stock unit awards vested and cash payouts of $0.2 million were distributed.
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2014	247,590	$17.82	247,590
Exercised	(47,029)	$16.62
Forfeited or expired	(129,741)	$18.91
Options outstanding at June 30, 2015	70,820	$16.62	70,820
As of June 30, 2015, there were no unrecognized costs related to non-vested stock option awards.
Note 3. Acquisition of Businesses
2014 Acquisitions
West Glacier Properties
In July 2014, the Company acquired the West Glacier Properties. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million, subject to certain adjustments. The working capital adjustment relates to the true- up of certain current assets and liabilities. As of June 30, 2015, there have been no changes in the fair values of the assets acquired and liabilities assumed as of the acquisition date compared to December 31, 2014. The results of operations of the West Glacier Properties have been included in Viad’s condensed consolidated financial statements from the date of acquisition.

Blitz
In September 2014, the Company acquired Blitz, which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15 million (approximately $24.4 million) in cash, subject to certain adjustments.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $0.1 million to property and equipment, net, $16,000 from intangible assets, $0.2 million to accrued lease obligations, $41,000 from deferred taxes and $0.2 million from goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of June 30, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

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

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $0.2 million from intangible assets, $38,000 from deferred taxes and $0.2 million to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, as of June 30, 2015, the balances in the table below remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

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
Travel Planners, Inc.
In October 2014, the Company acquired Travel Planners, Inc. for a purchase price of $33.7 million in cash less a working capital adjustment of $0.3 million, subject to certain adjustments. Of the purchase price, $8.8 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. An additional amount of $0.9 million is payable to Travel Planners, Inc. as a result of an election made by the Company to treat the purchase as an asset acquisition for tax purposes. Travel Planners, Inc. provides event accommodations services in North America to the live events industry. Travel Planners, Inc. was merged into onPeak LLC in January 2015.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the six months ended June 30, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.6 million from intangible assets, $0.4 million from additional purchase price payable upon tax election and $0.1 million from other accrued liabilities. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of June 30, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$33,674
Additional purchase price payable for tax election		896
Working capital adjustment		(279)
Cash acquired		(4,204)
Purchase price, net of cash acquired		30,087

Fair value of net assets acquired:
Accounts receivable, net	$1,450
Prepaid expenses	120
Property and equipment, net	93
Intangible assets	14,400
Total assets acquired	16,063
Accounts payable	488
Accrued liabilities	1,557
Customer deposits	4,525
Total liabilities acquired	6,570
Total fair value of net assets acquired		9,493
Excess purchase price over fair value of net assets acquired (“goodwill”)		$20,594
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
N200
In November 2014, the Company acquired N200 Limited and affiliates (collectively, “N200”) for €9.7 million (approximately $12.1 million) in cash, subject to certain adjustments, plus an earnout payment (the “Earnout”) of up to €1.0 million. The amount of the Earnout is based on N200’s achievement of established financial targets for the twelve-month period ending June 30, 2015. Such contingent payment, if any, will be determined during the third quarter of 2015. N200, which has offices in the United Kingdom and the Netherlands, is a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the six months ended June 30, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.1 million to contingent consideration, $0.5 million to working capital payable, $15,000 from accounts receivable, net, $0.1 million to intangible assets, $0.1 million to accrued liabilities, $20,000 to deferred taxes and $0.3 million to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of June 30, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$12,068
Working capital adjustment		458
Contingent consideration		1,145
Cash acquired		(943)
Purchase price, net of cash acquired		12,728

Fair value of net assets acquired:
Accounts receivable, net	$1,732
Inventory	46
Prepaid expenses	115
Property and equipment, net	1,280
Intangible assets	3,682
Total assets acquired	6,855
Accounts payable	421
Accrued liabilities	1,057
Customer deposits	569
Deferred tax liability	911
Other liabilities	106
Total liabilities acquired	3,064
Total fair value of net assets acquired		3,791
Excess purchase price over fair value of net assets acquired (“goodwill”)		$8,937
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

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad as of June 30, 2014, assuming that the acquisitions above had each been completed on January 1, 2013:

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	June 30, 2014
Revenue	$275,748	$576,599
Depreciation and amortization	$9,666	$19,024
Income from continuing operations	$10,517	$19,932
Net income attributable to Viad	$9,251	$31,548
Diluted net income per share	$0.46	$1.56
Basic net income per share	$0.47	$1.58
Note 4. Inventories
The components of inventories consisted of the following as of the respective periods:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$17,383	$16,749
Work in process	13,122	15,652
Inventories	$30,505	$32,401
Note 5. Other Current Assets
Other current assets consisted of the following as of the respective periods:

(in thousands)	June 30, 2015	December 31, 2014
Prepaid software maintenance	$4,173	$1,934
Income tax receivable	3,182	1,869
Prepaid vendor payments	2,596	2,689
Prepaid rent	1,300	186
Prepaid taxes	1,213	1,416
Prepaid insurance	852	2,170
Prepaid other	4,344	4,427
Other	1,891	2,749
Other current assets	$19,551	$17,440

Note 6. Property and Equipment, Net
Property and equipment consisted of the following as of the respective periods:

(in thousands)	June 30, 2015	December 31, 2014
Land and land interests	$29,722	$30,360
Buildings and leasehold improvements	135,225	138,104
Equipment and other	314,716	319,435
Gross property and equipment	479,663	487,899
Less: accumulated depreciation	(287,654)	(288,328)
Property and equipment, net	$192,009	$199,571
Depreciation expense for the three months ended June 30, 2015 and 2014 was $7.4 million and $6.9 million, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $14.1 million and $13.4 million, respectively.
Note 7. Other Investments and Assets
Other investments and assets consisted of the following as of the respective periods:

(in thousands)	June 30, 2015	December 31, 2014
Cash surrender value of life insurance	$20,939	$20,866
Self-insured liability receivable	7,728	7,728
Workers’ compensation insurance security deposits	4,250	4,250
Other mutual funds	2,371	2,536
Other	5,521	5,294
Other investments and assets	$40,809	$40,674
Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

(in thousands)	Marketing & Events U.S.	Marketing & Events International	Travel & Recreation Group	Total
Balance at December 31, 2014	$110,618	$42,221	$41,358	$194,197
Purchase price allocation adjustments	230	211	—	441
Foreign currency translation adjustments	—	(1,524)	(3,079)	(4,603)
Balance at June 30, 2015	$110,848	$40,908	$38,279	$190,035

The original purchase price allocations were based on information available at the respective acquisition dates. During the six months ended June 30, 2015, we recorded measurement period adjustments to the original purchase price allocation for Blitz, onPeak LLC, Travel Planners, Inc. and N200, which increased goodwill by $0.4 million. The amount was not considered significant and therefore prior periods have not been retrospectively adjusted. For additional information, refer to Note 3, Acquisition of Businesses.

A summary of other intangible assets is presented below:

	June 30, 2015		December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Customer contracts and relationships	$38,943	$(5,188)	$41,624	$(2,961)
Other	4,614	(1,455)	4,576	(732)
Total amortized intangible assets	43,557	(6,643)	46,200	(3,693)
Unamortized intangible assets:
Business licenses	460	—	460	—
Other intangible assets	$44,017	$(6,643)	$46,660	$(3,693)
The original purchase price allocations were based on information available at the respective acquisition dates. During the six months ended June 30, 2015, we recorded measurement period adjustments to the original purchase price allocation for Blitz, onPeak LLC, Travel Planners, Inc. and N200, which reduced other intangible assets by $0.7 million. The amount was not considered significant and therefore prior periods have not been retrospectively adjusted. For additional information, refer to Note 3, Acquisition of Businesses.
Intangible asset amortization expense for the three months ended June 30, 2015 and 2014 was $1.8 million and $0.3 million, respectively. Intangible asset amortization expense for the six months ended June 30, 2015 and 2014 was $3.8 million and $0.3 million, respectively. Estimated amortization expense related to amortized intangible assets for future years is expected to be as follows:

(in thousands)
Remainder of 2015	$3,629
2016	$6,444
2017	$5,605
2018	$4,613
2019	$4,226
Thereafter	$12,397

Note 9. Other Current Liabilities
Other current liabilities consisted of the following as of the respective periods:

(in thousands)	June 30, 2015	December 31, 2014
Continuing operations:
Self-insured liability accrual	$6,567	$6,297
Accrued employee benefit costs	4,109	3,215
Accrued foreign income taxes	3,375	2,370
Accrued sales and use taxes	2,745	3,624
Accrued dividends	2,099	2,107
Current portion of pension liability	1,729	1,641
Deferred rent	1,689	783
Accrued professional fees	1,078	1,228
Accrued restructuring	956	1,154
Accrued rebates	928	1,600
Other	9,389	2,837
Total continuing operations	34,664	26,856
Discontinued operations:
Environmental remediation liabilities	272	350
Self-insured liability accrual	156	173
Other	434	408
Total discontinued operations	862	931
Other current liabilities	$35,526	$27,787
Note 10. Other Deferred Items and Liabilities
Other deferred items and liabilities consisted of the following as of the respective periods:

(in thousands)	June 30, 2015	December 31, 2014
Continuing operations:
Self-insured liability accrual	$12,931	$13,525
Self-insured excess liability	7,728	7,728
Accrued compensation	6,930	6,824
Deferred rent income	3,188	2,787
Foreign deferred tax liability	2,094	2,135
Accrued restructuring	460	555
Other	3,331	5,117
Total continuing operations	36,662	38,671
Discontinued operations:
Environmental remediation liabilities	4,365	4,395
Self-insured liability accrual	4,234	4,327
Accrued income taxes	997	1,119
Other	1,134	1,250
Total discontinued operations	10,730	11,091
Other deferred items and liabilities	$47,392	$49,762

Note 11. Debt and Capital Lease Obligations
Long-term debt was as follows:

(in thousands)	June 30, 2015	December 31, 2014
Revolving Credit Facility and Term Loan, 2.3% and 2.4% weighted-average interest rate at June 30, 2015 and December 31, 2014, respectively, due through 2019	$131,874	$139,500
Capital lease obligations, 6.0% weighted-average interest at both June 30, 2015 and December 31, 2014, due through 2018	1,390	1,520
Total debt	133,264	141,020
Current portion	(29,532)	(27,856)
Long-term debt and capital lease obligations	$103,732	$113,164

Effective December 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amends and replaced in its entirety the Company’s $180 million revolving credit facility under the Amended and Restated Credit Agreement dated as of May 18, 2011. The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019, and proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, a Term Loan, or a combination of the two facilities. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars or British pounds.

Viad’s lenders have a first perfected security interest in all of the personal property of Viad, GES and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries. Financial covenants include a fixed charge coverage ratio of not less than 1.75 to 1.00, with a step-up to 2.00 to 1.00 for the fiscal quarter ending June 30, 2016. Viad must maintain a leverage ratio of not greater than 3.00 to 1.00, with a step-down to 2.75 to 1.00 for the fiscal quarter ending March 31, 2016 and a step-down to 2.50 to 1.00 for the fiscal quarter ending March 31, 2017. As of June 30, 2015 and December 31, 2014, the fixed charge coverage ratio was 2.48 to 1.00 and 2.61 to 1.00, respectively, and the leverage ratio was 1.62 to 1.00 and 1.73 to 1.00, respectively. The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists. Significant other covenants include limitations on investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers and liens on property. As of June 30, 2015, Viad was in compliance with all covenants.
As of June 30, 2015, Viad’s total debt was $133.3 million, consisting of outstanding borrowings under the Term Loan and Revolving Credit Facility of $121.9 million and $10.0 million, respectively, and capital lease obligations of $1.4 million. As of December 31, 2014, Viad’s total debt was $141.0 million, consisting of outstanding borrowings under the Term Loan and Revolving Credit Facility of $125.0 million and $14.5 million, respectively, and capital lease obligations of $1.5 million. As of June 30, 2015, Viad had $162.4 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $2.6 million and the outstanding balance under the Revolving Credit Facility of $10.0 million, respectively.
Borrowings under the Revolving Credit Facility (of which GES and GES Event Intelligence Services, Inc. are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.40 percent annually.
As of June 30, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of

June 30, 2015 would be $3.6 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $105.1 million and $123.0 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
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
Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$7,320	$7,320	$—	$—
Other mutual funds	2,371	2,371	—	—
Total assets at fair value	$9,691	$9,691	$—	$—
Liabilities:
Earnout contingent consideration liability	(1,114)	—	—	(1,114)
Total liabilities at fair value on a recurring basis	$(1,114)	$—	$—	$(1,114)
		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$8,518	$8,518	$—	$—
Other mutual funds	2,536	2,536	—	—
Total assets at fair value	$11,054	$11,054	$—	$—
Liabilities:
Earnout contingent consideration liability	(1,210)	—	—	(1,210)
Total liabilities at fair value on a recurring basis	$(1,210)	$—	$—	$(1,210)
As of June 30, 2015 and December 31, 2014, Viad had investments in money market mutual funds of $7.3 million and $8.5 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of June 30, 2015 and December 31, 2014, Viad had investments in other mutual funds of $2.4 million and $2.5 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of June 30, 2015 and December 31, 2014, there were unrealized gains of $1.0 million ($0.6 million after-tax) and $0.8 million ($0.5 million after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”
The fair value measurement of the earnout contingent consideration obligation relates to the acquisition of N200 in November 2014, and is included in accrued liabilities in the consolidated balance sheets. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income. The contingent payment, if any, will be determined during the third quarter of 2015. During the six month period ended June 30, 2015, the estimated contingent payment increased $0.1 million, due primarily to an increase in the estimated attainment of earnout objectives.
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11, Debt and Capital Lease Obligations.
Note 13. Stockholders' Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the six months ended June 30, 2015 and 2014:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	$335,387	$12,315	$347,702
Net income (loss)	20,333	(173)	20,160
Dividends on common stock	(4,008)	—	(4,008)
Common stock purchased for treasury	(5,969)	—	(5,969)
Employee benefit plans	4,790	—	4,790
Unrealized foreign currency translation adjustment	(11,626)	—	(11,626)
Tax benefits from share-based compensation	232	—	232
Other changes to accumulated other comprehensive income	298	—	298
Other	(1)	(1)	(2)
Balance at June 30, 2015	$339,436	$12,141	$351,577

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	$347,441	$9,102	$356,543
Net income	28,624	2,404	31,028
Dividends on common stock	(34,534)	—	(34,534)
Common stock purchased for treasury	(11,610)	—	(11,610)
Employee benefit plans	4,004	—	4,004
Unrealized foreign currency translation adjustment	(151)	—	(151)
Unrealized gain on investments	50	—	50
ESOP allocation adjustment	44	—	44
Other	36	—	36
Balance at June 30, 2014	$333,904	$11,506	$345,410

Changes in accumulated other comprehensive income (“AOCI”) by component were as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income
Balance at December 31, 2014	$471	$12,415	$(13,280)	$(394)
Other comprehensive income (loss) before reclassifications	168	(11,626)	—	(11,458)
Amounts reclassified from AOCI, net of tax	(34)	—	(31)	(65)
Net other comprehensive income (loss)	134	(11,626)	(31)	(11,523)
Balance at June 30, 2015	$605	$789	$(13,311)	$(11,917)
The following table presents information about reclassification adjustments out of AOCI for the six months ended June 30:

			Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2015	2014
Unrealized gains on investments	$54	$40	Interest income
Tax effect	(20)	(15)	Income taxes
	$34	$25

Recognized net actuarial loss(1)	$(345)	$(413)
Amortization of prior service credit(1)	275	353
Tax effect	101	23	Income taxes
	$31	$(37)
(1) Amount included in pension expense. Refer to Note 16, Pension and Postretirement Benefits.
Note 14. Income Per Share
The following are the components of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income attributable to Viad (diluted)	$22,389	$6,742	$20,333	$28,624
Less: Allocation to non-vested shares	(321)	(124)	(304)	(546)
Net income allocated to Viad common stockholders (basic)	$22,068	$6,618	$20,029	$28,078
Basic weighted-average outstanding common shares	19,778	19,869	19,757	19,909
Additional dilutive shares related to share-based compensation	140	280	176	353
Diluted weighted-average outstanding shares	19,918	20,149	19,933	20,262
Income per share:
Basic income attributable to Viad common stockholders	$1.12	$0.33	$1.01	$1.41
Diluted income attributable to Viad common stockholders(1)	$1.12	$0.33	$1.01	$1.41
(1) Diluted income per share amount cannot exceed basic income per share.
As of the three and six months ended June 30, 2015, there were 140,000 and 176,000, respectively, share-based compensation awards considered dilutive and included in the computation of diluted income per share. As of the three and six months ended June 30, 2014, there were 280,000 and 353,000, respectively, share-based compensation awards considered dilutive and included in the computation of diluted income per share. Options to purchase 7,386 and 29,000 shares of common stock were outstanding during the six months ended June 30, 2015 and 2014, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes
The effective tax rates for the three months ended June 30, 2015 and 2014 were 31.8 percent and 18.6 percent, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 26.0 percent and 17.0 percent, respectively.
The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The effective tax rate for the six months ended June 30, 2015 was less than the federal statutory rate of 35.0 percent primarily due to the recording of a non-cash tax benefit relating to certain foreign intangible deferred tax assets that were recorded during the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2014 was lower than the federal statutory rate principally due to foreign income which is taxed at lower rates, and other deferred tax adjustments.
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
Viad had liabilities, including interest and penalties, associated with uncertain tax positions for continuing operations of $1.2 million as of June 30, 2015 and $1.3 million as of December 31, 2014. In addition, as of June 30, 2015 and December 31, 2014, Viad had liabilities, including interest and penalties, for uncertain tax positions relating to discontinued operations of $1.0 million and $1.1 million, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of applicable federal tax benefit). The total liability associated with uncertain tax positions as of June 30, 2015 and December 31, 2014 was $2.2 million and $2.4 million, respectively, which was classified as both current and non-current liabilities. The Company does not expect a material amount of uncertain tax positions to be resolved or settled within the next twelve months.

Note 16. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended June 30, included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$26	$22	$44	$60	$131	$105
Interest cost	275	266	139	201	131	160
Expected return on plan assets	(81)	(117)	—	—	(152)	(162)
Amortization of prior service credit	—	—	(185)	(148)	—	—
Recognized net actuarial loss	143	85	134	108	2	2
Net periodic benefit cost	$363	$256	$132	$221	$112	$105
The net periodic benefit cost of Viad’s pension and postretirement plans for the six months ended June 30, included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$51	$45	$87	$94	$259	$209
Interest cost	526	546	316	377	260	320
Expected return on plan assets	(192)	(220)	—	—	(301)	(323)
Amortization of prior service credit	—	—	(276)	(296)	—	—
Recognized net actuarial loss	268	204	273	209	4	5
Net periodic benefit cost	$653	$575	$400	$384	$222	$211
Viad expects to contribute $0.8 million to its funded pension plans, $0.6 million to its unfunded pension plans and $1.1 million to its postretirement benefit plans in 2015. During the six months ended June 30, 2015, Viad contributed $0.3 million to its funded pension plans, $0.3 million to its unfunded pension plans and $0.7 million to its postretirement benefit plans.
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
The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2014	$543	$1,161	$240	$1,944
Restructuring charges	643	98	544	1,285
Cash payments	(891)	(235)	(543)	(1,669)
Adjustment to liability	—	—	(144)	(144)
Balance at June 30, 2015	$295	$1,024	$97	$1,416
As of June 30, 2015, the liabilities related to severance and employee benefits are expected to be paid by the end of 2015. Additionally, the liability of $1.0 million related to future lease payments will be paid over the remaining lease terms for the

Marketing & Events Group. Refer to Note 19, Segment Information, for information regarding restructuring charges (recoveries) by segment.
Note 18. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of June 30, 2015 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of June 30, 2015, Viad had recorded environmental remediation liabilities of $4.6 million related to previously sold operations.
As of June 30, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2015 would be $3.6 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of June 30, 2015, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $19.5 million as of June 30, 2015. Of this total, $12.3 million related to workers’ compensation liabilities and the remaining $7.2 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses totaling $4.4 million as of June 30, 2015, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $2.4 million for the six months ended June 30, 2015.
In addition, as of June 30, 2015, Viad had recorded insurance liabilities of $7.7 million related to continuing operations in excess of the self-insured levels for which Viad remains the primary obligor. Of this total, $4.6 million related to workers’ compensation liabilities and the remaining $3.1 million related to general/auto liability claims. The Company has recorded these amounts in other deferred items and liabilities in Viad’s Condensed Consolidated Balance Sheets with a corresponding receivable in other investments and assets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Marketing & Events Group:
U.S.	$208,749	$168,839	$401,692	$390,234
International	85,723	63,379	150,959	122,097
Intersegment eliminations	(7,903)	(5,632)	(9,154)	(7,922)
Total Marketing & Events Group	286,569	226,586	543,497	504,409
Travel & Recreation Group	30,466	29,805	37,934	37,623
Total revenue	$317,035	$256,391	$581,431	$542,032
Segment operating income:
Marketing & Events Group:
U.S.	$18,974	$5,124	$21,611	$20,975
International	11,109	3,896	12,156	6,215
Total Marketing & Events Group	30,083	9,020	33,767	27,190
Travel & Recreation Group	6,203	5,116	1,394	307
Segment operating income	36,286	14,136	35,161	27,497
Corporate activities	(1,983)	(1,991)	(4,793)	(4,030)
Operating income	34,303	12,145	30,368	23,467
Interest income	443	54	506	119
Interest expense	(1,103)	(309)	(2,254)	(607)
Restructuring (charges) recoveries:
Marketing & Events U.S.	(383)	(244)	(471)	(206)
Marketing & Events International	(133)	(990)	(271)	(1,520)
Travel & Recreation Group	(148)	(135)	(142)	71
Corporate	(405)	4	(401)	79
Impairment charges:
Marketing & Events International	—	(884)	—	(884)
Income from continuing operations before income taxes	$32,574	$9,641	$27,335	$20,519

Note 20. Discontinued Operations
For the three and six months ended June 30, 2015, Viad recorded income from discontinued operations of $78,000 and a loss of $70,000, respectively, due to liability reserve adjustments and legal fees related to previously sold operations.
For the three and six months ended June 30, 2014, Viad recorded a loss from discontinued operations of $1.2 million and a gain of $14.0 million, respectively, due to the expiration of the Glacier National Park concession contract and additional reserves related to certain liabilities associated with previously sold operations.
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.5 million for the Company’s possessory interest. The gain after-tax on the possessory interest as of June 30, 2014 was $14.3 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net income attributable to noncontrolling interest in Viad’s Condensed Consolidated Statements of Operations, respectively.
The following summarizes Glacier Park’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2014
Total revenue	$—	$—
Costs and expenses	(18)	(86)
Loss from discontinued operations, before income taxes	(18)	(86)
Income tax benefit	18	38
Loss from discontinued operations, net of tax	—	(48)
Gain (loss) on sale of discontinued operations, net of tax	(964)	14,322
Income (loss) from discontinued operations	(964)	14,274
Income from discontinued operations attributable to noncontrolling interest	—	(2,668)
Income (loss) from discontinued operations attributable to Viad	$(964)	$11,606
The following is a reconciliation of net income attributable to the noncontrolling interest for the six months ended June 30:

(in thousands)	2015	2014
Loss from continuing operations	$(173)	$(264)
Income from discontinued operations	—	2,668
Net income (loss) attributable to noncontrolling interest	$(173)	$2,404
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
Adjusted EBITDA, adjusted segment EBITDA, organic revenue and organic segment operating income are considered useful operating metrics as potential variations arising from taxes, depreciation, amortization, debt service costs, impairment charges and recoveries, changes in accounting principles and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations and segment performance. Although adjusted EBITDA, adjusted segment EBITDA, organic revenue and organic segment operating income are used as financial measures to assess the performance of the business, the use of these measures is limited because these measures do not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries, and the effects of accounting changes and discontinued operations. Because adjusted EBITDA, adjusted segment EBITDA, organic revenue and organic segment operating income do not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad and organic segment operating income as important measures of financial performance because both provide a more complete measure of the Company’s performance.

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income attributable to Viad	$22,389	$6,742	$20,333	$28,624
Impairment charges	—	884	—	884
Interest expense	1,103	309	2,254	607
Income tax expense	10,372	1,796	7,105	3,493
Depreciation and amortization	9,162	7,142	17,870	13,959
(Income) loss from discontinued operations	(78)	1,236	70	(14,002)
Other noncontrolling interest	(46)	(26)	(62)	2,668
Adjusted EBITDA	$42,902	$18,083	$47,570	$36,233
The increase in Adjusted EBITDA of $24.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to an increase in segment operating income for the Marketing & Events segment. The increase in Adjusted EBITDA of $11.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a, increase in segment operating income for the Marketing & Events segment. Refer to the “Results of Operations” section of this MD&A below for a discussion of fluctuations.
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
Results of Operations:
Financial Highlights
The following are financial highlights of the second quarter of 2015:

•
Total revenue was $317.0 million, as compared to $256.4 million in the second quarter of 2014. The increase in revenue was primarily due to incremental revenue from the acquisitions of onPeak, Blitz, and N200, positive show rotation, continued U.S. base same show revenue growth, and new business wins in the Marketing & Events Group as well as revenue growth in attractions and hospitality properties in the Travel & Recreation Group, partially offset by unfavorable foreign exchange rates.

•
Total segment operating income was $36.3 million, as compared to segment operating income of $14.1 million for the second quarter of 2014. The increase in segment operating income was primarily driven by higher revenue with strong throughput.

•	Diluted income per share from continuing operations attributable to Viad shareholders was $1.11, as compared to $0.39 in the second quarter of 2014.

•	Diluted income per share from discontinued operations attributable to Viad shareholders was $0.01, as compared to a loss from discontinued operations of $0.06 in the second quarter of 2014.

•	Net income attributable to Viad was $22.4 million, as compared to $6.7 million in the second quarter of 2014.
Foreign Exchange Rate Variances
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries.

During the three months ended June 30, 2015, foreign exchange rate variances resulted in a decrease in revenue and segment operating income of $13.2 million and $2.2 million, respectively, as compared to the three months ended June 30, 2014. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three months ended June 30, excluding the effect of 2014 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.81	$0.92	$(2,634)	$0.81	$0.90	$(361)
United Kingdom	$1.52	$1.68	(5,958)	$1.54	$1.69	(666)
Germany	$1.11	$1.37	(1,194)	$1.11	$1.40	(135)
			$(9,786)			$(1,162)
Travel & Recreation Group:
Canada	$0.81	$0.92	$(3,404)	$0.81	$0.93	$(1,069)
			$(13,190)			$(2,231)

During the six months ended June 30, 2015, foreign exchange rate variances resulted in a decrease in revenue and segment operating income of $20.8 million and $2.0 million, as compared to the six months ended June 30, 2014. The following table summarizes the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the six months ended June 30, excluding the effect of 2014 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.80	$0.91	$(4,875)	$0.80	$0.90	$(463)
United Kingdom	$1.52	$1.67	(9,512)	$1.53	$1.68	(792)
Germany	$1.11	$1.37	(2,097)	$1.06	$1.37	(100)
			$(16,484)			$(1,355)
Travel & Recreation Group:
Canada	$0.81	$0.92	$(4,281)	$0.81	$0.94	$(690)
			$(20,765)			$(2,045)
Viad’s operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Analysis of Operating Results by Reportable Segment
Marketing & Events Group
The tables below provide a comparison of reported operating results to organic operating results for the three and six months ended June 30, 2015 and 2014 for the Marketing & Events Group to enable investors to better understand the underlying performance of the segment without the effects of exchange rate variances or acquisitions.

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Marketing & Events Group:
U.S.	$208,749	$11,848	$—	$196,901	$168,839	$—	$168,839	23.6%	16.6%
International	85,723	9,766	(9,787)	85,744	63,379	—	63,379	35.3%	35.3%
Intersegment eliminations	(7,903)	—	—	(7,903)	(5,632)	—	(5,632)	40.3%	40.3%
Total Marketing & Events Group	$286,569	$21,614	$(9,787)	$274,742	$226,586	$—	$226,586	26.5%	21.3%
Segment operating income (loss):
Marketing & Events Group:
U.S.	$18,974	$5,695	$—	$13,279	$5,124	$—	$5,124	**	**
International	11,109	1,365	(1,162)	10,906	3,896	—	3,896	**	**
Total Marketing & Events Group	$30,083	$7,060	$(1,162)	$24,185	$9,020	$—	$9,020	**	**
** Change is greater than +/- 100 percent.

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Marketing & Events Group:
U.S.	$401,692	$19,155	$—	$382,537	$390,234	$—	$390,234	2.9%	(2.0)%
International	150,959	16,538	(16,484)	150,905	122,097	—	122,097	23.6%	23.6%
Intersegment eliminations	(9,154)	—	—	(9,154)	(7,922)	—	(7,922)	15.6%	(15.6)%
Total Marketing & Events Group	$286,569	$35,693	$(16,484)	$524,288	$226,586	$—	$226,586	7.7%	3.9%
Segment operating income (loss):
Marketing & Events Group:
U.S.	$21,611	$7,046	$—	$14,565	$20,975	$—	$20,975	3.0%	(30.6)%
International	12,156	1,010	(1,355)	12,501	6,215	—	6,215	95.6%	**
Total Marketing & Events Group	$33,767	$8,056	$(1,355)	$27,066	$27,190	$—	$27,190	24.2%	(0.5)%
** Change is greater than +/- 100 percent.

(1) Acquisitions include onPeak (acquired October 2014) for the Marketing & Events U.S. segment and Blitz (acquired September 2014) and N200 (acquired November 2014) for the Marketing & Events International segment.
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
U.S. Segment. Revenue for the Marketing & Events U.S. segment was $208.7 million for the second quarter of 2015, an increase of 23.6 percent as compared to $168.8 million in the second quarter of 2014. Revenue was primarily impacted by incremental revenue of $11.8 million from the acquisition of onPeak, new business wins, increased sales to corporate clients and base same-show revenue growth of 7.4 percent, partially offset by negative show rotation revenue of approximately $2 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year. For the second quarter of 2015, base same-shows represented approximately 38 percent of the Marketing & Events U.S. segment organic revenue, which excludes the impact of acquisitions. Segment operating income increased $13.9 million to $19.0 million in the second quarter of 2015, as compared to the second quarter of 2014. Segment operating income increased primarily due to higher revenue with strong throughput including incremental segment operating income from the onPeak acquisition of $5.7 million (which includes integration costs of $0.2 million).

For the first six months of 2015, revenue for the Marketing & Events U.S. segment was $401.7 million, an increase of 2.9 percent compared to $390.2 million in the first six months of 2014. The increase in revenue of $11.5 million was primarily driven by incremental revenue of $19.2 million from the acquisition of onPeak, base same show revenue growth of 7.4 percent, new business wins, and increased sales to corporate clients, partially offset by negative show rotation of approximately $44 million. Base same-shows represented approximately 47 percent of the Marketing & Events U.S. segment organic revenue, which excludes the impact of acquisitions. For the first six months of 2015, segment operating income increased $0.6 million to $21.6 million primarily due to incremental segment operating income of $7.0 million from the acquisition of onPeak (which includes integration costs of $0.3 million), partially offset by lower revenue from the negative show rotation.

International Segment. Revenue for the Marketing & Events International segment was $85.7 million for the second quarter of 2015, an increase of 35.3 percent as compared to $63.4 million in the second quarter of 2014. Segment operating income was $11.1 million, which increased $7.2 million compared to the second quarter of 2014. Results for the Marketing & Events International segment for the second quarter of 2015 were affected by exchange rate variances, which had an unfavorable impact on revenue and segment operating income of $9.8 million and $1.2 million, respectively, as compared to the second quarter of 2014. The acquisitions of Blitz and N200 contributed incremental revenue and segment operating income of $9.8 million and $1.4 million, respectively, which includes integration costs of $0.2 million. Organic revenue, which excludes the impact of exchange rate variances and acquisitions, increased by $22.4 million, or 35.3 percent, primarily driven by positive show rotation revenue of approximately $15 million, new business wins, and same-show growth. Organic segment operating income, which excludes the impact of exchange rate variances and acquisitions, increased $7.0 million primarily reflecting higher revenue with strong throughput, as well as a $1.3 million gain related to exiting a venue services agreement in the U.K.

For the first six months of 2015, revenue for the Marketing & Events International segment was $151.0 million, an increase of 23.6 percent as compared to the first six months of 2014. Segment operating income increased $5.9 million to $12.2 million in the first six months of 2015, as compared to the first six months of 2014. Results for the Marketing & Events International segment for the first six months of 2015 were affected by exchange rate variances, which had an unfavorable impact on revenue and segment operating income of $16.5 million and $1.4 million, respectively, as compared to the first six months of 2014. The acquisitions of Blitz and N200 contributed incremental revenue and segment operating income of $16.5 million and $1.0 million, respectively, which includes integration costs of $0.5 million. Organic revenue, which excludes the impact of exchange rate variances and acquisitions, increased by $28.8 million, or 23.6 percent, primarily driven by positive show rotation revenue of approximately $17 million, new business wins, and same-show growth. Organic segment operating income, which excludes the impact of exchange rate variances and acquisitions, increased $6.3 million primarily reflecting higher revenue as well as a $1.3 million gain related to exiting a venue services agreement in the U.K.

2015 Outlook. Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2015 full year, management expects the Marketing & Events Group’s revenue to be comparable to 2014 as growth in the underlying business and incremental revenue from acquisitions offset negative show rotation of approximately $70 million and unfavorable currency translation. Management anticipates that foreign currency exchange rate variances versus 2014 will have an unfavorable impact on the Marketing & Events Group’s 2015 full year revenue and segment operating income of approximately $27 million and $1 million, respectively. Management expects U.S. base same-show revenue to increase at a mid-single digit rate.

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

Additionally, management is executing a strategic growth plan to position the Marketing & Events Group as the preferred, global full-service provider to the live events market, which includes adding complementary and higher-margin service lines to its existing official services contracting business. In connection with this plan, the Company acquired Blitz, onPeak and N200 during 2014.

In 2015, management expects the acquisitions of Blitz, onPeak, and N200 to collectively provide revenue of about $61 million to $66 million and adjusted segment EBITDA of about $16.5 million to $17.5 million, which excludes approximately $1.5 million in integration costs. Adjusted segment EBITDA is defined as segment operating income plus depreciation and amortization expense and integration costs, if any. For more information on this forward-looking non-GAAP financial measure, see the “Non-GAAP Measures” section of this MD&A. These acquisitions offer cross-selling opportunities across the Marketing & Events Group’s customer base, which is resulting in expanded business relationships with existing customers and creating new competitive advantages for the Marketing & Events Group as it increasingly becomes a full-service provider for live events.
Travel & Recreation Group
The tables below provide a comparison of reported operating results to organic operating results for the three and six months ended June 30, 2015 and 2014 for the Travel & Recreation Group to enable investors to better understand the underlying performance of the segment without the effects of exchange rate variances or acquisitions.

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$8,845	$1,131	$(436)	$8,150	$7,334	$—	$7,334	20.6%	11.1%
Attractions	13,276	—	(1,900)	15,176	12,313	—	12,313	7.8%	23.3%
Package Tours	4,518	—	(577)	5,095	6,153	—	6,153	(26.6)%	(17.2)%
Transportation	4,217	—	(548)	4,765	4,682	—	4,682	(9.9)%	1.8%
Intra-Segment Eliminations & Other	(390)	—	57	(447)	(677)	—	(677)	(42.4)%	(34.0)%
Total Travel & Recreation Group	$30,466	$1,131	$(3,404)	$32,739	$29,805	$—	$29,805	2.2%	9.8%

Segment operating income (loss):
Total Travel & Recreation Group	$6,203	$99	$(1,069)	$7,173	$5,116	$—	$5,116	21.2%	40.2%

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Travel & Recreation Group:
Hospitality	$11,715	$1,135	$(709)	$11,289	$10,476	$—	$10,476	11.8%	7.8%
Attractions	15,133	—	(2,147)	17,280	13,824	—	13,824	9.5%	25.0%
Package Tours	5,291	—	(673)	5,964	6,805	—	6,805	(22.2)%	(12.4)%
Transportation	6,329	—	(826)	7,155	7,346	—	7,346	(13.8)%	(2.6)%
Intra-Segment Eliminations & Other	(534)	—	74	(608)	(828)	—	(828)	(35.5)%	(26.6)%
Total Travel & Recreation Group	$37,934	$1,135	$(4,281)	$41,080	$37,623	$—	$37,623	0.8%	9.2%

Segment operating income (loss):
Total Travel & Recreation Group	$1,394	$(79)	$(690)	$2,163	$307	$—	$307	**	**
** Change is greater than +/- 100 percent
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
Revenue. Revenue for the Travel & Recreation Group segment was $30.5 million for the second quarter of 2015, an increase of $0.7 million as compared to $29.8 million in the second quarter of 2014. Revenue for the Travel & Recreation Group segment for the second quarter of 2015 was affected by exchange rate variances, which had an unfavorable impact of $3.4 million, as compared to the second quarter of 2014. The acquisition of the West Glacier properties contributed incremental revenue of $1.1 million. Organic revenue, which excludes the impact of exchange rate variances and acquisitions, increased by $2.9 million, or 9.8 percent, primarily driven by the attractions and hospitality properties.
For the first six months of 2015, revenue for the Travel & Recreation Group segment was $37.9 million, an increase of $0.3 million as compared to the first six months of 2014. Revenue for the Travel & Recreation Group segment for the first six months of 2015 was affected by exchange rate variances, which had an unfavorable impact of $4.3 million, as compared to the first six months of 2014. The acquisition of the West Glacier properties contributed incremental revenue of $1.1 million. Organic revenue, which excludes the impact of exchange rate variances and acquisitions, increased by $3.5 million, or 9.2 percent, driven by the attractions and hospitality properties.
For the three months and six months ended June 30, 2015, the improved revenue from attractions was primarily due to increased visitation to the Banff Gondola and the Glacier Adventure Tour from favorable weather conditions as well as higher effective rates resulting from yield management efforts. The increase in hospitality revenue was primarily driven by the incremental revenue from the acquisition of the West Glacier properties, RevPAR improvement at the Alaska Denali Travel properties, the Mount Royal Hotel, and the St. Mary Lodge, and growth in ancillary revenue from food and beverage and retail. The decrease in package tours revenue was primarily due to decreased business from an Australian tour operator.  Transportation revenue decreased compared to the prior year primarily due to the termination of a municipal transit contract.
Segment Operating Income. Segment operating income for the Travel & Recreation Group segment increased $1.1 million to $6.2 million, as compared to the second quarter of 2014. Segment operating income for the Travel & Recreation Group segment for the second quarter of 2015 was affected by exchange rate variances, which had an unfavorable impact of $1.1 million, as compared to the second quarter of 2014. The acquisition of the West Glacier properties contributed incremental segment operating income of $0.1 million. Organic segment operating income increased $2.1 million, or 40.2 percent.
For the first six months of 2015, segment operating income for the Travel & Recreation Group segment was $1.4 million, an increase of $1.1 million as compared to the first six months of 2014. Segment operating income for the Travel & Recreation Group segment for the first six months of 2015 was affected by exchange rate variances, which had an unfavorable impact of $0.7 million, as compared to the first six months of 2014. The acquisition of the West Glacier properties contributed an incremental segment operating loss of $0.1 million. Organic segment operating income increased by $1.9 million.
The increases in organic segment operating income for the three and six months ended June 30, 2015 were primarily due to the strong revenue growth from higher margin lines of business as well as cost management efforts to minimize expenses during the seasonally slower part of the year.
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
The following table provides Travel & Recreation Group same-store key performance indicators for the three and six months ended June 30, 2015 and 2014. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the positive or negative effects that result from translating. Management believes that this same-store constant currency basis provides better comparability between reporting periods. The same-store key performance indicators presented below exclude the hospitality metrics for the West Glacier properties (acquired July 1, 2014) as they do not have comparable results for the same periods in 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Same-Store Key Performance Indicators
Hospitality:
Room Nights Available	56,261	55,350	1.6%	95,951	94,950	1.1%
RevPAR	$80	$76	5.3%	$64	$63	1.6%
ADR	$132	$123	7.3%	$114	$106	7.5%
Occupancy	60.5%	62.2%	(1.7)%	56.2%	59.1%	(2.9)%
Attractions:
Passengers	394,789	365,798	7.9%	442,564	402,681	9.9%
Revenue Per Passenger	$34	$29	17.2%	$34	$30	13.3%
Hospitality. Room nights available increased for the three and six months ended June 30, 2015 primarily due to the Denali Cabins opening ten days earlier than prior year as a result of management’s review of a variety of factors, including the weather conditions, opening dates of other properties in the area, and availability of seasonal employees.
The increases in RevPAR for the three and six months ended June 30, 2015 were primarily driven by the Alaska Denali Travel properties, the Mount Royal Hotel, and the St. Mary Lodge. The Denali Backcountry Lodge experienced a strong increase in occupancy as compared to the prior year, when the property was negatively affected by flooding at the end of June 2014. Both the Denali Cabins and the Denali Backcountry Lodge were able to realize higher ADR. The Mount Royal Hotel saw increases in occupancy and ADR primarily due to increased foreign visitation driven by the weakening of the Canadian dollar as well as redirected guests from the Banff International Hotel, which was undergoing planned room renovations. The St. Mary Lodge also had increased occupancy and ADR primarily due to the earlier opening of the Going-to-the-Sun Road on June 20th (opened on July 3rd in 2014). There was a slight decrease in occupancy for the first three and six months of the year primarily due to the Banff International Hotel and Glacier Park Lodge. Banff International Hotel occupancy declined due to the planned room renovation activity. Glacier Park Lodge occupancy decreased primarily as a result of fewer group events booked.
Attractions. The number of passengers increased for the three and six months ended June 30, 2015 at the Banff Gondola, the Glacier Adventure Tour, and the Banff Lake Cruise due to favorable weather conditions. The increases in revenue per passenger for the three and six months ended June 30, 2015 were primarily driven by an increase in effective ticket prices.
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
2015 Outlook. For the 2015 full year, management expects the Travel & Recreation Group’s revenue to be comparable to 2014 driven by the growth of the underlying business, offset by unfavorable currency translation. Management anticipates that foreign currency exchange rate variances versus 2014 will have an unfavorable impact on the Travel & Recreation Group’s 2015 full year revenue and segment operating income of approximately $13 million and $4 million, respectively. Although a portion of Glacier National Park is currently being affected by forest fire activity, management does not expect this activity to have a material impact on the Travel & Recreation Group results for 2015.
Corporate Activities. Corporate activities expense was $2.0 million in the second quarter of 2015 and 2014. For the first six months of 2015, corporate activities expense was $4.8 million, as compared to $4.0 million for the same period of 2014. The increase in corporate activities expense for the first six months of 2015 was primarily related to consulting and other transaction-related costs associated with acquisitions and costs related to a shareholder nomination and settlement agreement.
Restructuring Charges. Viad recorded net restructuring charges of $1.1 million in the second quarter of 2015, as compared to $1.4 million in the second quarter of 2014. For the first six months of 2015, restructuring charges were $1.3 million, as compared to $1.6 million for the same period of 2014. Restructuring charges for the three and six months ended June 30, 2015 were primarily related to the elimination of certain positions and facility consolidations in the Marketing & Events Group, as well as the elimination of certain positions at the Corporate office and the Travel & Recreation Group. Restructuring charges for the three and six months ended June 30, 2014 were primarily related to severance arrangements within the Marketing & Events International segment.
Impairment Charges. In the second quarter of 2014, Viad recorded impairment charges of $0.9 million at the Marketing & Events Group related to the write-off of certain internally developed software.
Income Taxes. The effective tax rate for the second quarter of 2015 was 31.8 percent, as compared to 18.6 percent for the second quarter of 2014. For the first six months of 2015, the effective tax rate was 26.0 percent as compared to 17.0 percent for the same period of 2014. The first six months of 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. This resulted in a $0.08 per share non-recurring tax benefit. The relatively low effective tax rates for the three and six months ended June 30, 2014 were primarily due to the projected release of a portion of the valuation allowance related to foreign tax credits and state net operating loss carryforwards and certain adjustments to deferred tax assets.
Discontinued Operations. On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 totaling $25.0 million for the Company’s possessory interest.This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $14.3 million, as of June 30, 2014, which was recorded as income from discontinued operations. The loss from discontinued operations for the three months ended June 30, 2014 related to the allocation of taxes to the possessory interest gain and additional reserves related to certain liabilities associated with previously sold operations.
Liquidity and Capital Resources
Cash and cash equivalents were $64.9 million as of June 30, 2015, as compared to $57.0 million as of December 31, 2014. During the six months ended June 30, 2015, the Company generated net cash flow from operating activities of $38.0 million primarily from results of operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of June 30, 2015, the Company had $45.9 million of its cash and cash equivalents held outside of the United States. Of the total amount, $31.7 million was held in Canada, $7.7 million in the United Kingdom, $3.8 million in the Netherlands, $1.6 million in the United Arab Emirates and $1.1 million in Germany. There are certain earnings related to the Company’s Canadian operations that have historically been deemed permanently reinvested. As of June 30, 2015, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.6 million.

Cash Flows
Operating Activities

	Six Months Ended June 30,
(in thousands)	2015	2014
Net income	$20,160	$31,028
Depreciation and amortization	17,870	13,959
Deferred income taxes	(1,147)	8,521
(Income) loss from discontinued operations	70	(14,002)
Other non-cash items	6,430	6,802
Changes in assets and liabilities	(5,363)	(18,143)
Net cash provided by operating activities	$38,020	$28,165
Six Months Ended June 30, 2015 - The unfavorable changes in assets and liabilities primarily consisted of an increase of $43.0 million in receivables, partially offset by increases in accounts payable and customer deposits of $22.9 million and $9.2 million, respectively. These changes reflect the volume and timing of revenue in the Marketing & Events Group during the first six months of 2015 as compared to activity occurring at the end of 2014.
Six Months Ended June 30, 2014 - The unfavorable changes in assets and liabilities primarily consisted of increases in receivables of $32.2 million and $12.0 million in inventories, partially offset by increases in accounts payable and customer deposits of $25.1 million and $13.5 million, respectively. These changes reflect the timing of revenue in the Marketing & Events Group during the first six months of 2014 as compared to activity occurring at the end of 2013.
Investing Activities

	Six Months Ended June 30,
(in thousands)	2015	2014
Capital expenditures	$(13,150)	$(13,404)
Proceeds from disposition of property and other assets	751	417
Cash paid for acquired business	(123)	—
Proceeds from possessory interest and personal property - discontinued operations	—	25,000
Net cash provided by (used in) investing activities	$(12,522)	$12,013
Six Months Ended June 30, 2015 - Cash used in investing activities was driven by $13.2 million of capital expenditures primarily related to equipment and computer hardware at both the Marketing & Events Group and Travel & Recreation Group.
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

Financing Activities

	Six Months Ended June 30,
(in thousands)	2015	2014
Proceeds from borrowings	$30,000	$25,000
Payments on debt and capital lease obligations	(38,100)	(25,476)
Dividends paid on common stock	(4,008)	(34,534)
Common stock purchased for treasury	(5,969)	(11,610)
Other	2,367	1,196
Net cash used in financing activities	$(15,710)	$(45,424)
Six Months Ended June 30, 2015 - Cash used in financing activities primarily consisted of net debt payments of $8.1 million, $6.0 million for the repurchase of common stock for treasury and $4.0 million for quarterly dividend payments.
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

As of June 30, 2015, Viad’s total debt was $133.3 million, consisting of outstanding borrowings under the Term Loan and Revolving Credit Facility of $121.9 million and $10.0 million, respectively, and capital lease obligations of $1.4 million. As of December 31, 2014, Viad’s total debt was $141.0 million, consisting of outstanding borrowings under the Term Loan and Revolving Credit Facility of $125.0 million and $14.5 million, respectively, and capital lease obligations of $1.5 million. As of June 30, 2015, Viad had $162.4 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $2.6 million and the outstanding balance under the Revolving Credit Facility of $10.0 million, respectively.
Borrowings under the Revolving Credit Facility (of which GES and GES Event Intelligence Services, Inc. are guarantors) are indexed to the prime rate or the London Interbank Offered Rate, plus appropriate spreads tied to Viad’s leverage ratio. Commitment fees and letters of credit fees are also tied to Viad’s leverage ratio. The fees on the unused portion of the Credit Facility are currently 0.40 percent annually.
As of June 30, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of June 30, 2015 would be $3.6 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $105.1 million million and $123.0 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

Share Repurchases
Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the six months ended June 30, 2015 and 2014, the Company repurchased 141,462 shares and 448,436 shares on the open market at a total cost of $3.8 million and $10.6 million, respectively. As of June 30, 2015, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the six months ended June 30, 2015 and 2014, the Company repurchased 34,184 shares for $0.9 million and 44,806 shares for $1.0 million, respectively, related to tax withholding requirements on vested share-based awards.
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
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany and to a lesser extent in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation gains recorded in stockholders’ equity of $0.8 million as of June 30, 2015 and gains of $12.4 million as of December 31, 2014. During the three and six months ended June 30, 2015, unrealized foreign currency translation gains of $6.0 million and losses of $11.6 million, respectively, were recorded in other comprehensive income. During the three and six months ended June 30, 2014, unrealized foreign currency translation gains of $6.6 million and losses of $0.2 million, respectively, were recorded in other comprehensive income.
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
The following table summarizes the effects of foreign exchange rate variances on segment operating results from Viad’s significant international operations for the three and six months ended June 30, excluding the effect of 2014 acquisitions:

	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)	Weighted-Average Exchange Rates		Effect of Rate Variance (in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.81	$0.90	$(361)	$0.80	$0.90	$(463)
United Kingdom	$1.54	$1.69	(666)	$1.53	$1.68	(792)
Germany	$1.11	$1.40	$(135)	$1.06	$1.37	(100)
			$(1,162)			$(1,355)
Travel & Recreation Group
Canada	$0.81	$0.93	$(1,069)	$0.81	$0.94	$(690)
			$(2,231)			$(2,045)
Viad’s operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Item 4. Controls and Procedures.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of June 30, 2015, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a table showing the total number of shares of Viad’s common stock that were repurchased during the second quarter of 2015 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 2015	395	26.90	—	440,540
May 2015	734	27.17	—	440,540
June 2015	249	26.85	—	440,540
Total	1,378	27.03	—	440,540
 (1) Viad has announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the six months ended June 30, 2015, the Company repurchased 141,462 shares on the open market at a total cost of $3.8 million and as of June 30, 2015, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date. The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists.
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

VIAD CORP
(Registrant)

August 7, 2015	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)