Form 10-Q
period 2015-09-30
VIAD CORP
filed 2015-11-06
CIK 884219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 20,136,583 shares of Common Stock ($1.50 par value) outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
VIAD CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(in thousands, except share data)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$75,313	$56,990
Accounts receivable, net of allowance for doubtful accounts of $1,640 and $1,258, respectively	105,514	78,121
Inventories	38,659	32,401
Deferred income taxes	23,042	22,943
Other current assets	18,574	17,440
Total current assets	261,102	207,895
Property and equipment, net	185,848	199,571
Other investments and assets	39,790	40,674
Deferred income taxes	28,064	29,639
Goodwill	186,319	194,197
Other intangible assets, net	35,278	42,967
Total Assets	$736,401	$714,943
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$76,092	$61,789
Customer deposits	56,338	32,720
Accrued compensation	25,464	20,736
Other current liabilities	34,364	27,787
Current portion of debt and capital lease obligations	18,489	27,856
Total current liabilities	210,747	170,888
Long-term debt and capital lease obligations	98,418	113,164
Pension and postretirement benefits	32,766	33,427
Other deferred items and liabilities	47,139	49,762
Total liabilities	389,070	367,241
Commitments and contingencies
Stockholders’ equity
Viad stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	576,598	582,066
Retained deficit	(14,886)	(36,427)
Unearned employee benefits and other	111	23
Accumulated other comprehensive income (loss):
Unrealized gain on investments	451	471
Cumulative foreign currency translation adjustments	(10,701)	12,416
Unrecognized net actuarial loss and prior service credit, net	(13,258)	(13,476)
Common stock in treasury, at cost, 4,807,098 and 4,842,621 shares, respectively	(241,215)	(247,088)
Total Viad stockholders’ equity	334,502	335,387
Noncontrolling interest	12,829	12,315
Total stockholders’ equity	347,331	347,702
Total Liabilities and Stockholders’ Equity	$736,401	$714,943
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Exhibition and event services	$152,664	$188,005	$603,530	$605,274
Exhibits and environments	36,199	38,657	128,830	125,797
Travel and recreation services	67,083	73,140	105,017	110,763
Total revenue	255,946	299,802	837,377	841,834
Costs and expenses:
Costs of services	205,227	228,285	667,356	658,502
Costs of products sold	36,148	38,503	120,289	122,821
Corporate activities	1,354	3,468	6,147	7,498
Interest income	(65)	(81)	(571)	(200)
Interest expense	1,198	462	3,452	1,069
Restructuring charges	257	238	1,542	1,814
Impairment charges	—	—	—	884
Total costs and expenses	244,119	270,875	798,215	792,388
Income from continuing operations before income taxes	11,827	28,927	39,162	49,446
Income tax expense (benefit)	3,746	(2,623)	10,851	870
Income from continuing operations	8,081	31,550	28,311	48,576
Income (loss) from discontinued operations	(163)	(979)	(233)	13,023
Net income	7,918	30,571	28,078	61,599
Net income attributable to noncontrolling interest	(688)	(951)	(515)	(3,355)
Net income attributable to Viad	$7,230	$29,620	$27,563	$58,244
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.37	$1.53	$1.38	$2.38
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.05)	(0.01)	0.50
Net income attributable to Viad common stockholders	$0.36	$1.48	$1.37	$2.88
Weighted-average outstanding and potentially dilutive common shares	19,974	19,954	19,946	20,174
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$0.37	$1.53	$1.38	$2.38
Discontinued operations attributable to Viad common stockholders	(0.01)	(0.05)	(0.01)	0.50
Net income attributable to Viad common stockholders	$0.36	$1.48	$1.37	$2.88
Weighted-average outstanding common shares	19,831	19,679	19,782	19,832
Dividends declared per common share	$0.10	$0.10	$0.30	$1.80
Amounts attributable to Viad common stockholders
Income from continuing operations	$7,393	$30,756	$27,796	$48,046
Income (loss) from discontinued operations	(163)	(1,136)	(233)	10,198
Net income	$7,230	$29,620	$27,563	$58,244
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$7,918	$30,571	$28,078	$61,599
Other comprehensive income (loss):
Unrealized losses on investments, net of tax(1)	(153)	(67)	(20)	(17)
Unrealized foreign currency translation adjustments, net of tax(1)	(11,491)	(9,799)	(23,117)	(9,950)
Amortization of net actuarial gain, net of tax(1)	139	183	475	438
Amortization of prior service credit, net of tax(1)	(86)	(252)	(257)	(470)
Comprehensive income (loss)	(3,673)	20,636	5,159	51,600
Comprehensive income attributable to noncontrolling interest	(688)	(951)	(515)	(3,355)
Comprehensive income (loss) attributable to Viad	$(4,361)	$19,685	$4,644	$48,245
(1) The tax effect on other comprehensive income (loss) is not significant.
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net income	$28,078	$61,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,040	21,853
Deferred income taxes	(1,128)	(1,291)
(Income) loss from discontinued operations	233	(13,023)
Restructuring charges	1,542	1,814
Impairment charges	—	884
Gains on dispositions of property and other assets	(307)	(392)
Share-based compensation expense	3,131	1,562
Excess tax benefit from share-based compensation arrangements	(13)	(41)
Other non-cash items, net	4,427	7,689
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(27,956)	(29,933)
Inventories	(6,258)	(7,052)
Accounts payable	14,899	27,301
Restructuring liabilities	(1,888)	(4,268)
Accrued compensation	3,385	4,053
Customer deposits	23,618	18,267
Income taxes payable	2,641	4,273
Other assets and liabilities, net	4,899	(11,283)
Net cash provided by operating activities	76,343	82,012
Cash flows from investing activities
Capital expenditures	(19,030)	(21,898)
Cash paid for acquired business	(430)	(40,775)
Proceeds from dispositions of property and other assets	844	502
Proceeds from possessory interest and personal property—discontinued operations	—	28,000
Net cash used in investing activities	(18,616)	(34,171)
Cash flows from financing activities
Proceeds from borrowings	35,000	68,000
Payments on debt and capital lease obligations	(58,981)	(56,196)
Acquisition of business - deferred consideration	(896)	—
Dividends paid on common stock	(6,020)	(36,374)
Common stock purchased for treasury	(4,776)	(11,631)
Excess tax benefit from share-based compensation arrangements	13	41
Proceeds from exercise of stock options	1,041	1,155
Net cash used in financing activities	(34,619)	(35,005)
Effect of exchange rate changes on cash and cash equivalents	(4,785)	(1,739)
Net change in cash and cash equivalents	18,323	11,097
Cash and cash equivalents, beginning of year	56,990	45,821
Cash and cash equivalents, end of period	$75,313	$56,918
Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,835	$6,409
Cash paid for interest	$3,220	$880
Property and equipment acquired under capital leases	$618	$541
Property and equipment purchases in accounts payable and accrued liabilities	$184	$230
Refer to Notes to Condensed Consolidated Financial Statements.

VIAD CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (“SEC”) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with Viad’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.
The condensed consolidated financial statements include the accounts of Viad and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to: fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill; allowances for uncollectible accounts receivable; provisions for income taxes (including uncertain tax positions); valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims and environmental remediation obligations; sublease income associated with restructuring liabilities; assumptions used to measure pension and postretirement benefit costs and obligations and share-based compensation costs under the fair value method; and allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.
Nature of Business
Viad’s reportable segments consist of Marketing & Events U.S. Segment, Marketing & Events International Segment(collectively, the “Marketing & Events Group”) and the Travel & Recreation Group.
Marketing & Events Group
The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global full-service provider for live events that helps clients gain more awareness, more engagement and a greater return at their events. The Marketing & Events Group offers a complete range of services, from design and production of immersive environments and brand-based experiences, to material handling, rigging, electrical, and other on-site services for clients, including show organizers, corporate brand marketers, and retail shopping centers. In addition, the Marketing & Events Group offers clients a full suite of online tools and technologies to help them more easily manage the complexities of their events. Show organizers include for-profit and not-for-profit show owners as well as show management companies. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. Viad’s retail shopping center customers include major developers, owners, and management companies of shopping malls and leisure centers.
The Company completed the following acquisitions in 2014:

•	Blitz. In September 2014, the Company acquired Blitz Communications Group Limited and its affiliates (collectively, “Blitz”);

•	onPeak. In October 2014, the Company acquired onPeak LLC and Travel Planners, Inc. with Travel Planners, Inc. merging into onPeak LLC (collectively, “onPeak”) in January 2015; and

•	N200. In November 2014, the Company acquired N200 Limited and its affiliates (collectively, “N200”).
Refer to Note 3 - Acquisition of Businesses for additional information on the Company’s 2014 acquisitions.

Travel & Recreation Group
The Travel & Recreation Group consists of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”) and Alaskan Park Properties, Inc. (“Alaska Denali Travel”).
Brewster provides tourism products and experiential services in the Canadian Rockies in Alberta and in other parts of Western Canada. Brewster’s operations include the Banff Gondola, Columbia Icefield Glacier Adventure, Glacier Skywalk, Banff Lake Cruise, motorcoach services, charter and sightseeing services, inbound package tour operations, and hotel operations.
Glacier Park, an 80 percent owned subsidiary of Viad, owns and operates seven properties, with accommodation offerings varying from hikers’ cabins to hotel suites, including St. Mary Lodge, a full-service resort located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, a historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering golf, skiing, hiking, and other seasonal recreational activities, located near Glacier National Park in Whitefish, Montana; Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; West Glacier Motel & Cabins in West Glacier, Montana; Motel Lake McDonald located inside Glacier National Park; and Apgar Village Lodge located inside Glacier National Park. Glacier Park also operates the food and beverage services with respect to those properties and the retail shops located near Glacier National Park. Refer to Note 20 - Discontinued Operations for additional information on the expiration of Glacier Park’s concession operations within Glacier National Park.
In July 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, the “West Glacier Properties”). Refer to Note 3 - Acquisition of Businesses for additional information.
Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Impact of Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company may adopt the requirements of ASU 2014-09 using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for our annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations, including the method of adoption to be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) which clarifies the guidance in ASU 2015-03 related to line-of-credit arrangements. ASU 2015-15 provides that an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Presentation ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements or financial covenants.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 apply to inventory measures using first-in, first-out or average cost and will require entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendment in ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.
Note 2. Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Restricted stock	$523	$653	$1,623	$2,066
Performance unit incentive plan (“PUP”)	456	(600)	1,444	(505)
Restricted stock units	46	6	64	1
Share-based compensation before income tax benefit	1,025	59	3,131	1,562
Income tax benefit	(381)	(17)	(1,180)	(587)
Share-based compensation, net of income tax benefit	$644	$42	$1,951	$975
Viad recorded no share-based compensation expense for the three months ended September 30, 2015 and approximately $0.1 million for the nine months ended September 30, 2015 through restructuring expense.
On January 24, 2014, Viad’s Board of Directors declared a special cash dividend of $1.50 per share, or $30.5 million in the aggregate, which was paid on February 14, 2014. In accordance with the mandatory provisions of the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”) and the 1997 Viad Corp Omnibus Incentive Plan, the Human Resources Committee of Viad’s Board of Directors approved equitable adjustments to the outstanding long-term incentive awards of stock options and PUP awards issued pursuant to those plans in order to prevent the special dividend from diluting the rights of participants under those plans. The equitable adjustment to the outstanding stock options reduced the exercise price and increased the number of shares of common stock underlying such options. The equitable adjustment to the PUP awards reflects the effect of the special dividend, but will be paid only if certain performance goals are met at the end of the three-year performance period.
The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Balance, December 31, 2014	328,602	$23.30	267,120	$23.51	25,370	$23.17
Granted	82,000	$27.36	91,100	$27.31	4,800	$27.35
Vested	(105,115)	$20.52	(103,555)	$20.60	(11,623)	$20.91
Forfeited	(27,765)	$24.19	(22,300)	$24.92	—	$—
Balance, September 30, 2015	277,722	$25.47	232,365	$26.16	18,547	$25.67
As of September 30, 2015, the unamortized cost of all outstanding restricted stock awards was $3.1 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.6 years. During the nine months ended September 30, 2015 and 2014, the Company repurchased 34,364 shares for $0.9 million and 45,711 shares for $1.1 million, respectively, related to tax withholding requirements on vested share-based awards. As of September 30, 2015, there were 964,960 total shares available for future grant in accordance with the provisions of the 2007 Plan.
As of September 30, 2015 and December 31, 2014, Viad had liabilities recorded of $1.9 million and $3.5 million, respectively, related to PUP awards. In March 2015, the PUP units granted in 2012 vested and cash payouts of $2.4 million were distributed. In March 2014, the PUP units granted in 2011 vested and cash payouts of $2.9 million were distributed.
As of September 30, 2015 and December 31, 2014, Viad had aggregate liabilities recorded of $0.3 million and $0.5 million, respectively, related to restricted stock unit liability awards. In February 2015, portions of the 2010, 2011, and 2012 restricted stock unit awards vested and cash payouts of $0.2 million were distributed. Similarly, in February 2014, portions of the 2009, 2010, and 2011 restricted stock unit awards vested and cash payouts of $0.2 million were distributed.
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2014	247,590	$17.82	247,590
Exercised	(54,076)	$16.62
Forfeited or expired	(129,741)	$18.91
Options outstanding at September 30, 2015	63,773	$16.62	63,773
As of September 30, 2015, there were no unrecognized costs related to non-vested stock option awards.
Note 3. Acquisition of Businesses
2014 Acquisitions
West Glacier Properties
In July 2014, the Company acquired the West Glacier Properties. The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million related to the true-up of certain current assets and liabilities. The allocation of the purchase price was completed as of September 30, 2015. The results of operations of the West Glacier Properties have been included in Viad’s condensed consolidated financial statements from the date of acquisition.
Blitz
In September 2014, the Company acquired Blitz, which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15.0 million (approximately $24.4 million) in cash, subject to certain adjustments.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the nine months ended September 30, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $0.1 million to property and equipment, $16,000 from intangible assets, $0.2 million from accrued lease obligations, $0.2 million to deferred taxes and $21,000 to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of September 30, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The allocation of the purchase price was completed as of September 30, 2015.

(in thousands)
Purchase price		$24,416
Cash acquired		(190)
Purchase price, net of cash acquired		24,226

Fair value of net assets acquired:
Accounts receivable, net	$264
Inventory	433
Prepaid expenses	410
Property and equipment	5,951
Intangible assets	8,692
Total assets acquired	15,750
Accounts payable	1,232
Accrued liabilities	2,246
Customer deposits	199
Deferred tax liability	468
Revolving credit facility	488
Accrued dilapidations	417
Total liabilities acquired	5,050
Total fair value of net assets acquired		10,700
Excess purchase price over fair value of net assets acquired (“goodwill”)		$13,526
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
Identified intangible assets acquired in the Blitz acquisition totaled $8.7 million and consist of customer relationships, non-compete agreements, and a trade name. The weighted-average amortization period related to the intangible assets is approximately 6.9 years. The results of operations of Blitz have been included in Viad’s condensed consolidated financial statements from the date of acquisition.

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

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the three months ended March 31, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $0.2 million from intangible assets, $38,000 from deferred taxes and $0.2 million to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, as of September 30, 2015, the balances in the table below remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$42,950
Cash acquired		(4,064)
Purchase price, net of cash acquired		38,886

Fair value of net assets acquired:
Accounts receivable, net	$4,008
Prepaid expenses	640
Property and equipment	2,450
Other non-current assets	309
Intangible assets	14,100
Total assets acquired	21,507
Accounts payable	738
Accrued liabilities	3,341
Customer deposits	4,225
Deferred tax liability	1,576
Other liabilities	309
Total liabilities acquired	10,189
Total fair value of net assets acquired		11,318
Excess purchase price over fair value of net assets acquired (“goodwill”)		$27,568
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
Travel Planners, Inc.
In October 2014, the Company acquired Travel Planners, Inc. for a purchase price of $33.7 million in cash less a working capital adjustment of $0.3 million, subject to certain adjustments. Of the purchase price, $8.8 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. An additional amount of $0.9 million was paid during the third quarter of 2015 to Travel Planners, Inc. as a result of an election made by the Company to treat the purchase as an asset acquisition for tax purposes. Travel Planners, Inc. provides event accommodations services in North America to the live events industry. Travel Planners, Inc. was merged into onPeak LLC in January 2015.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the nine months ended September 30, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.6 million from intangible assets, $0.4 million from additional purchase price payable upon tax election and $0.1 million from other accrued liabilities. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of September 30, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$33,674
Additional purchase price paid for tax election		896
Working capital adjustment		(279)
Cash acquired		(4,204)
Purchase price, net of cash acquired		30,087

Fair value of net assets acquired:
Accounts receivable, net	$1,450
Prepaid expenses	120
Property and equipment	93
Intangible assets	14,400
Total assets acquired	16,063
Accounts payable	488
Accrued liabilities	1,557
Customer deposits	4,525
Total liabilities acquired	6,570
Total fair value of net assets acquired		9,493
Excess purchase price over fair value of net assets acquired (“goodwill”)		$20,594
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
N200
In November 2014, the Company acquired N200 for €9.7 million (approximately $12.1 million) in cash, subject to certain adjustments, plus an earnout payment (the “Earnout”) of up to €1.0 million. The amount of the Earnout was based on N200’s achievement of established financial targets for the twelve-month period ended June 30, 2015. N200 exceeded those financial targets and consequentially on October 5, 2015, the Company paid the full €1.0 million (approximately $1.1 million) Earnout to the former owners of N200. N200, which has offices in the United Kingdom and the Netherlands, is a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During the nine months ended September 30, 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.1 million from contingent consideration, $0.5 million to working capital payable, $15,000 from accounts receivable, net, $0.1 million to intangible assets, $0.1 million to accrued liabilities, $20,000 to deferred taxes and $0.3 million to goodwill. These adjustments did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of September 30, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The purchase price allocation remains open and may be adjusted as a result of the finalization of our purchase price allocation procedures related to certain tax amounts.

(in thousands)
Purchase price paid as:
Cash		$12,068
Working capital adjustment		458
Contingent consideration		1,145
Cash acquired		(943)
Purchase price, net of cash acquired		12,728

Fair value of net assets acquired:
Accounts receivable, net	$1,732
Inventory	46
Prepaid expenses	115
Property and equipment	1,280
Intangible assets	3,682
Total assets acquired	6,855
Accounts payable	421
Accrued liabilities	1,057
Customer deposits	569
Deferred tax liability	911
Other liabilities	106
Total liabilities acquired	3,064
Total fair value of net assets acquired		3,791
Excess purchase price over fair value of net assets acquired (“goodwill”)		$8,937
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
Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the 2014 acquisitions had each been completed on January 1, 2013:

(in thousands, except per share data)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$308,268	$884,867
Depreciation and amortization	$10,204	$29,228
Income from continuing operations	$30,172	$50,104
Net income attributable to Viad	$28,245	$59,793
Diluted net income per share	$1.42	$2.96
Basic net income per share	$1.44	$3.01

Note 4. Inventories
The components of inventories consisted of the following as of the respective periods:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$14,646	$16,749
Work in process	24,013	15,652
Inventories	$38,659	$32,401
Note 5. Other Current Assets
Other current assets consisted of the following as of the respective periods:

(in thousands)	September 30, 2015	December 31, 2014
Income tax receivable	$4,274	$1,869
Prepaid software maintenance	3,077	1,934
Prepaid insurance	2,626	2,170
Prepaid vendor payments	2,503	2,689
Prepaid rent	1,493	186
Prepaid taxes	1,010	1,416
Prepaid other	2,982	4,427
Other	609	2,749
Other current assets	$18,574	$17,440
Note 6. Property and Equipment, Net
Property and equipment consisted of the following as of the respective periods:

(in thousands)	September 30, 2015	December 31, 2014
Land and land interests	$29,200	$30,360
Buildings and leasehold improvements	131,572	138,104
Equipment and other	278,423	319,435
Gross property and equipment	439,195	487,899
Less: accumulated depreciation	(253,347)	(288,328)
Property and equipment, net	$185,848	$199,571
Depreciation expense was $7.5 million and $7.7 million for the three months ended September 30, 2015 and 2014, respectively, and $21.6 million and $21.1 million for the nine months ended September 30, 2015 and 2014, respectively.
Note 7. Other Investments and Assets
Other investments and assets consisted of the following as of the respective periods:

(in thousands)	September 30, 2015	December 31, 2014
Cash surrender value of life insurance	$20,994	$20,866
Self-insured liability receivable	7,728	7,728
Workers’ compensation insurance security deposits	4,250	4,250
Other mutual funds	2,162	2,536
Other	4,656	5,294
Other investments and assets	$39,790	$40,674

Note 8. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

(in thousands)	Marketing & Events U.S. Segment	Marketing & Events International Segment	Travel & Recreation Group	Total
Balance at December 31, 2014	$110,618	$42,221	$41,358	$194,197
Purchase price allocation adjustments	230	397	—	627
Foreign currency translation adjustments	—	(2,905)	(5,600)	(8,505)
Balance at September 30, 2015	$110,848	$39,713	$35,758	$186,319

The original purchase price allocations were based on information available at the respective acquisition dates. During the nine months ended September 30, 2015, we recorded measurement period adjustments to the original purchase price allocation for Blitz, onPeak LLC, Travel Planners, Inc., and N200, which increased goodwill by $0.6 million. The amount was not considered significant and, therefore, prior periods were not retrospectively adjusted. Refer to Note 3 - Acquisition of Businesses for additional information.
Intangible assets consisted of the following as of the respective periods:

	September 30, 2015		December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Customer contracts and relationships	$38,647	$(6,534)	$41,624	$(2,961)
Other	4,495	(1,790)	4,576	(732)
Total amortized intangible assets	43,142	(8,324)	46,200	(3,693)
Unamortized intangible assets:
Business licenses	460	—	460	—
Other intangible assets	$43,602	$(8,324)	$46,660	$(3,693)
The original purchase price allocations were based on information available at the respective acquisition dates. During the nine months ended September 30, 2015, we recorded measurement period adjustments to the original purchase price allocation for Blitz, onPeak LLC, Travel Planners, Inc., and N200, which reduced other intangible assets by $0.7 million. The amount was not considered significant and, therefore, prior periods were not retrospectively adjusted. Refer to Note 3 - Acquisition of Businesses for additional information.
Intangible asset amortization expense was $1.7 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $5.5 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.
The estimated future amortization expense related to amortized intangible assets held at September 30, 2015 is as follows:

(in thousands)
Year ending December 31:
Remainder of 2015	$1,802
2016	6,370
2017	5,546
2018	4,573
2019	4,190
Thereafter	12,337
Total	$34,818

Note 9. Other Current Liabilities
Other current liabilities consisted of the following as of the respective periods:

(in thousands)	September 30, 2015	December 31, 2014
Continuing operations:
Self-insured liability accrual	$6,728	$6,297
Accrued employee benefit costs	3,824	3,215
Accrued foreign income taxes	3,767	2,370
Accrued sales and use taxes	3,039	3,624
Accrued dividends	2,102	2,107
Accrued rebates	1,813	1,600
Current portion of pension liability	1,729	1,641
Deferred rent	1,721	783
Accrued restructuring	1,020	1,154
Accrued professional fees	990	1,228
Other	6,725	2,837
Total continuing operations	33,458	26,856
Discontinued operations:
Environmental remediation liabilities	289	350
Self-insured liability accrual	214	173
Other	403	408
Total discontinued operations	906	931
Other current liabilities	$34,364	$27,787
Note 10. Other Deferred Items and Liabilities
Other deferred items and liabilities consisted of the following as of the respective periods:

(in thousands)	September 30, 2015	December 31, 2014
Continuing operations:
Self-insured liability accrual	$12,772	$13,525
Self-insured excess liability	7,728	7,728
Accrued compensation	6,989	6,824
Deferred rent	3,010	2,787
Foreign deferred tax liability	2,406	2,135
Accrued restructuring	434	555
Other	3,248	5,117
Total continuing operations	36,587	38,671
Discontinued operations:
Environmental remediation liabilities	4,248	4,395
Self-insured liability accrual	4,040	4,327
Accrued income taxes	1,143	1,119
Other	1,121	1,250
Total discontinued operations	10,552	11,091
Other deferred items and liabilities	$47,139	$49,762

Note 11. Debt and Capital Lease Obligations
The components of long-term debt consisted of the following as of the respective periods:

(in thousands)	September 30, 2015	December 31, 2014
Revolving credit facility and term loan, 2.3% and 2.4% weighted-average interest rate at September 30, 2015 and December 31, 2014, respectively, due through 2019	$115,625	$139,500
Capital lease obligations, 6.2% and 6.0% weighted-average interest at September 30, 2015 and December 31, 2014, respectively, due through 2018	1,282	1,520
Total debt	116,907	141,020
Current portion	(18,489)	(27,856)
Long-term debt and capital lease obligations	$98,418	$113,164

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amended and replaced in its entirety the Company’s $180 million revolving credit facility under the Amended and Restated Credit Agreement dated as of May 18, 2011. The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019, and proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two facilities. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds.

Viad’s lenders have a first perfected security interest in all of the personal property of Viad, GES, and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries. Financial covenants include a fixed charge coverage ratio of not less than 1.75 to 1.00, with a step-up to 2.00 to 1.00 for the fiscal quarter ending June 30, 2016. Viad must maintain a leverage ratio of not greater than 3.00 to 1.00, with a step-down to 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and a step-down to 2.50 to 1.00 thereafter. Acquisitions in the same or related lines of business are permitted if the leverage ratio, on a pro forma basis, is less than or equal to 2.50 to 1.00 for acquisitions consummated on or prior to December 31, 2015, 2.25 to 1.00 for acquisitions consummated between January 1, 2016 and December 31, 2016, and 2.00 to 1.00 for acquisitions consummated thereafter. Viad is permitted a single acquisition of $25 million or more after December 31, 2016 if the pro forma leverage ratio is less than or equal to 2.25 to 1.00. As of September 30, 2015 and December 31, 2014, the fixed charge coverage ratio was 2.12 to 1.00 and 2.61 to 1.00, respectively, and the leverage ratio was 1.66 to 1.00 and 1.73 to 1.00, respectively. The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases, or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists. Significant other covenants include limitations on investments, additional indebtedness, sales/leases of assets, acquisitions, consolidations or mergers, and liens on property. As of September 30, 2015, Viad was in compliance with all covenants.
As of September 30, 2015, Viad’s total debt was $116.9 million, consisting of outstanding borrowings under the Term Loan of $115.6 million and capital lease obligations of $1.3 million. As of December 31, 2014, Viad’s total debt was $141.0 million, consisting of outstanding borrowings under the Term Loan and the Revolving Credit Facility of $125.0 million and $14.5 million, respectively, and capital lease obligations of $1.5 million. As of September 30, 2015, Viad had $172.5 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $2.5 million.
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
As of September 30, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2015 would be $2.9 million. These guarantees relate to leased facilities and expire through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
The estimated fair value of total debt was $101.6 million and $123.0 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.
Note 12. Fair Value Measurements
The fair value of an asset or liability is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance requires an entity to maximize the use of quoted prices and other observable inputs and minimize the use of unobservable inputs when measuring fair value, and also establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value.
Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$7,519	$7,519	$—	$—
Other mutual funds	2,162	2,162	—	—
Total assets at fair value	$9,681	$9,681	$—	$—
Liabilities:
Earnout contingent consideration liability	$(1,118)	$—	$—	$(1,118)
Total liabilities at fair value on a recurring basis	$(1,118)	$—	$—	$(1,118)
		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$8,518	$8,518	$—	$—
Other mutual funds	2,536	2,536	—	—
Total assets at fair value	$11,054	$11,054	$—	$—
Liabilities:
Earnout contingent consideration liability	$(1,210)	$—	$—	$(1,210)
Total liabilities at fair value on a recurring basis	$(1,210)	$—	$—	$(1,210)
As of September 30, 2015 and December 31, 2014, Viad had investments in money market mutual funds of $7.5 million and $8.5 million, respectively, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

These investments are classified as available-for-sale and were recorded at fair value. There have been no realized or unrealized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.
As of September 30, 2015 and December 31, 2014, Viad had investments in other mutual funds of $2.2 million and $2.5 million, respectively, which are included in other investments and assets in the condensed consolidated balance sheets. These investments were classified as available-for-sale and were recorded at fair value. As of September 30, 2015 and December 31, 2014, there were unrealized gains of $0.7 million ($0.5 million after-tax) and $0.8 million ($0.5 million after-tax), respectively, which are included in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets.
The fair value measurement of the Earnout contingent consideration obligation relates to the acquisition of N200 in November 2014, and is included in accrued liabilities in the condensed consolidated balance sheets. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our condensed consolidated statements of income. On October 5, 2015, the Company paid €1.0 million (approximately $1.1 million) related to the Earnout provisions of the acquisition to the former owners of N200 as a result of N200 exceeding its financial target for the Earnout period. During the nine-month period ended September 30, 2015, the estimated contingent payment increased $0.1 million, due primarily to an increase in the estimated attainment of Earnout objectives.
The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11 - Debt and Capital Lease Obligations.
Note 13. Stockholders' Equity
The following represents a reconciliation of the carrying amounts of stockholders’ equity attributable to Viad and the noncontrolling interest for the nine months ended September 30, 2015 and 2014:

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	$335,387	$12,315	$347,702
Net income	27,563	515	28,078
Dividends on common stock	(6,020)	—	(6,020)
Common stock purchased for treasury	(4,776)	—	(4,776)
Employee benefit plans	5,243	—	5,243
Unrealized foreign currency translation adjustment	(23,117)	—	(23,117)
Tax benefits from share-based compensation	13	—	13
Other changes to AOCI	209	—	209
Other	—	(1)	(1)
Balance at September 30, 2015	$334,502	$12,829	$347,331

(in thousands)	Total Viad Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	$347,441	$9,102	$356,543
Net income	58,244	3,355	61,599
Dividends on common stock	(36,374)	—	(36,374)
Common stock purchased for treasury	(11,631)	—	(11,631)
Employee benefit plans	5,519	—	5,519
Unrealized foreign currency translation adjustment	(9,950)	—	(9,950)
Unrealized gain on investments	(17)	—	(17)
Employee Stock Ownership Plan allocation adjustment	44	—	44
Other	(32)	—	(32)
Balance at September 30, 2014	$353,244	$12,457	$365,701

Changes in AOCI by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$471	$12,416	$(13,280)	$(393)
Other comprehensive income (loss) before reclassifications	29	(23,117)	—	(23,088)
Amounts reclassified from AOCI, net of tax	(49)	—	22	(27)
Net other comprehensive income (loss)	(20)	(23,117)	22	(23,115)
Balance at September 30, 2015	$451	$(10,701)	$(13,258)	$(23,508)
The following table presents information about reclassification adjustments out of AOCI:

	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2015	2014
Unrealized gains on investments	$79	$52	Interest income
Tax effect	(30)	(20)	Income taxes
	$49	$32

Recognized net actuarial loss(1)	$(569)	$(705)
Amortization of prior service credit(1)	414	757
Tax effect	133	(20)	Income taxes
	$(22)	$32
(1) Amount included in pension expense. Refer to Note 16 - Pension and Postretirement Benefits.
Note 14. Income Per Share
The components of basic and diluted income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income attributable to Viad (diluted)	$7,230	$29,620	$27,563	$58,244
Less: Allocation to non-vested shares	(100)	(538)	(402)	(1,098)
Net income allocated to Viad common stockholders (basic)	$7,130	$29,082	$27,161	$57,146
Basic weighted-average outstanding common shares	19,831	19,679	19,782	19,832
Additional dilutive shares related to share-based compensation	143	275	164	342
Diluted weighted-average outstanding shares	19,974	19,954	19,946	20,174
Income per share:
Basic income attributable to Viad common stockholders	$0.36	$1.48	$1.37	$2.88
Diluted income attributable to Viad common stockholders(1)	$0.36	$1.48	$1.37	$2.88
(1) Diluted income per share amount cannot exceed basic income per share.
The number of share-based compensation awards considered dilutive and included in the computation of diluted income per share were 143,000 and 164,000 for the three and nine months ended September 30, 2015, respectively, and 275,000 and 342,000 for the three and nine months ended September 30, 2014, respectively. Options to purchase 4,897 and 27,000 shares of common stock were outstanding during the nine months ended September 30, 2015 and 2014, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

Note 15. Income Taxes
The effective tax rate for the three months ended September 30, 2015 was an expense of 31.7 percent as compared to a benefit of 9.1 percent for the three months ended September 30, 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 27.7 percent and 1.8 percent, respectively.
The income tax provisions were computed based on the Company’s estimated effective tax rate and forecasted income by jurisdiction expected to be applicable for the full fiscal year, including the impact of any unusual or infrequent items. The effective tax rate for the nine months ended September 30, 2015 was less than the federal statutory rate of 35.0 percent primarily due to foreign income taxed at lower rates and the recording of a non-cash tax benefit relating to certain foreign intangible deferred tax assets that was recorded during the first quarter of 2015. The effective tax rate for the nine months ended September 30, 2014 was lower than the federal statutory rate principally due to foreign income which is taxed at lower rates in addition to the projected utilization of foreign tax credit carryforwards and the release of the related valuation allowance and other deferred tax adjustments.
Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheets. The Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. The Company uses significant judgment in forming a conclusion regarding the recoverability of its deferred tax assets and evaluates the available positive and negative evidence to determine whether it is more likely than not that its deferred tax assets will be realized in the future. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences and the utilization of net operating loss and tax credit carryforwards.
The Company considered all available positive and negative evidence regarding the future recoverability of its deferred tax assets, including the Company’s recent operating history, taxpaying history, and future reversals of deferred tax liabilities. The Company also evaluated its ability to utilize its foreign tax credits, given its recent utilization history and projected future domestic income. The foreign tax credits are subject to a 10-year carryforward period and begin to expire in 2020. As of December 31, 2014, $12.7 million of the $21.8 million in tax credit carryforwards were related to foreign tax credits. Based on the Company’s evaluation of all positive and negative evidence, it was determined to be more likely than not that the foreign tax credit carryforwards would be utilized before their expiration. Therefore, a valuation allowance against the foreign tax credit was not required. The positive evidence relied upon in making this assessment included the Company’s positive cumulative income position, the projected future utilization of foreign tax credit carryforwards, the history of utilizing all deferred tax assets including net operating losses, and future forecasts of domestic income.

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
Viad had liabilities, including interest and penalties, associated with uncertain tax positions for continuing operations of $0.9 million and $1.3 million as of September 30, 2015 and December 31, 2014, respectively. The reduction in the liability was primarily due to statute expirations. In addition, Viad had liabilities, including interest and penalties, for uncertain tax positions relating to discontinued operations of $1.1 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through either continuing or discontinued operations (net of applicable federal tax benefit). The total liability associated with uncertain tax positions was $2.0 million and $2.4 million as of September 30, 2015 and December 31, 2014, respectively, which was classified as both current and non-current liabilities. The Company expects approximately $0.5 million of uncertain tax positions to be resolved or settled within the next twelve months.

Note 16. Pension and Postretirement Benefits
The net periodic benefit cost of Viad’s pension and postretirement plans for the three months ended September 30, 2015 and 2014 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$25	$20	$27	$11	$123	$104
Interest cost	237	263	148	140	124	158
Expected return on plan assets	(93)	(107)	—	—	(143)	(161)
Amortization of prior service credit	—	—	(138)	(149)	—	—
Recognized net actuarial loss	100	101	123	16	2	3
Net periodic benefit cost	$269	$277	$160	$18	$106	$104
The net periodic benefit cost of Viad’s pension and postretirement plans for the nine months ended September 30, 2015 and 2014 included the following components:

	Domestic Plans
	Pension Plans		Postretirement Benefit Plans		Foreign Pension Plans
(in thousands)	2015	2014	2015	2014	2015	2014
Service cost	$76	$65	$114	$105	$382	$313
Interest cost	763	809	464	517	384	478
Expected return on plan assets	(285)	(327)	—	—	(443)	(484)
Amortization of prior service credit	—	—	(414)	(445)	—	—
Recognized net actuarial loss	368	305	396	225	5	8
Net periodic benefit cost	$922	$852	$560	$402	$328	$315
Viad expects to contribute $1.4 million to its funded pension plans, $0.8 million to its unfunded pension plans, and $1.1 million to its postretirement benefit plans in 2015. During the nine months ended September 30, 2015, Viad contributed $1.0 million to its funded pension plans, $0.5 million to its unfunded pension plans, and $1.0 million to its postretirement benefit plans.
Note 17. Restructuring Charges
The Company executed certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. Segment, and to a lesser extent in the Marketing & Events International Segment. As a result, the Company recorded restructuring charges related to the consolidation and downsizing of facilities. Additionally, the Company recorded restructuring charges in connection with certain reorganization activities. These charges consist of severance and related benefits due to headcount reductions.
Changes to the restructuring liability by major restructuring activity are as follows:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Total
Balance at December 31, 2014	$543	$1,161	$240	$1,944
Restructuring charges	882	98	562	1,542
Cash payments	(1,036)	(291)	(561)	(1,888)
Adjustment to liability	—	—	(144)	(144)
Balance at September 30, 2015	$389	$968	$97	$1,454

As of September 30, 2015, the liabilities related to severance and employee benefits are expected to be paid by the end of 2015. Additionally, the liability of $1.0 million related to future lease payments will be paid over the remaining lease terms for the Marketing & Events Group. Refer to Note 19 - Segment Information, for information regarding restructuring charges (recoveries) by segment.
Note 18. Litigation, Claims, Contingencies and Other
Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings, or claims could be decided against Viad. Although the amount of liability as of September 30, 2015, with respect to these matters, is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.
Viad is subject to various U.S. federal, state, and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of September 30, 2015, Viad had recorded environmental remediation liabilities of $4.5 million related to previously sold operations.
As of September 30, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the condensed consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of September 30, 2015 would be $2.9 million. These guarantees relate to leased facilities expiring through October 2017. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.
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
Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of September 30, 2015, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.
Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability, and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was $19.5 million as of September 30, 2015 which includes $12.3 million related to workers’ compensation liabilities and $7.2 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $4.3 million as of September 30, 2015, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $3.9 million for the nine months ended September 30, 2015.
In addition, as of September 30, 2015, Viad recorded insurance liabilities of $7.7 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $4.6 million related to workers’ compensation liabilities and $3.1 million related to general/auto liability claims. The Company has recorded these amounts in other deferred items and liabilities in Viad’s condensed consolidated balance sheets with a corresponding receivable in other investments and assets.

Note 19. Segment Information
Viad’s reportable segments consist of Marketing & Events U.S. Segment, Marketing & Events International Segment(collectively, the “Marketing & Events Group”) and the Travel & Recreation Group.
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
Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Marketing & Events Group:
U.S. Segment	$148,314	$168,058	$550,006	$558,292
International Segment	44,870	64,199	195,829	186,296
Intersegment eliminations	(4,321)	(5,595)	(13,475)	(13,517)
Total Marketing & Events Group	188,863	226,662	732,360	731,071
Travel & Recreation Group	67,083	73,140	105,017	110,763
Total revenue	$255,946	$299,802	$837,377	$841,834
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$(9,039)	$1,069	$12,572	$22,044
International Segment	(5,751)	1,297	6,405	7,512
Total Marketing & Events Group	(14,790)	2,366	18,977	29,556
Travel & Recreation Group	29,361	30,648	30,755	30,955
Segment operating income	14,571	33,014	49,732	60,511
Corporate activities	(1,354)	(3,468)	(6,147)	(7,498)
Operating income	13,217	29,546	43,585	53,013
Interest income	65	81	571	200
Interest expense	(1,198)	(462)	(3,452)	(1,069)
Restructuring (charges) recoveries:
Marketing & Events U.S. Segment	(25)	(186)	(496)	(392)
Marketing & Events International Segment	(213)	(128)	(484)	(1,648)
Travel & Recreation Group	(18)	(30)	(160)	41
Corporate	(1)	106	(402)	185
Impairment charges:
Marketing & Events International Segment	—	—	—	(884)
Income from continuing operations before income taxes	$11,827	$28,927	$39,162	$49,446

Note 20. Discontinued Operations
For the three and nine months ended September 30, 2015, Viad recorded losses from discontinued operations of $0.2 million and $0.2 million, respectively, due to reserve adjustments and legal fees related to previously sold operations.
For the three and nine months ended September 30, 2014, Viad recorded a loss from discontinued operations of $1.0 million and a gain of $13.0 million, respectively, due to the expiration of the Glacier National Park concession contract and additional reserves related to certain liabilities associated with previously sold operations, respectively.
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 of $25.0 million resulting in a pre-tax gain of $21.5 million for the Company’s possessory interest. The gain after-tax on the possessory interest for the nine months ended September 30, 2014 was $12.6 million with $2.8 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net income attributable to noncontrolling interest in the condensed consolidated statements of operations.
The following summarizes Glacier Park’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total revenue	$—	$—
Costs and expenses	(7)	(93)
Loss from discontinued operations, before income taxes	(7)	(93)
Income tax benefit	7	45
Loss from discontinued operations, net of tax	—	(48)
Gain (loss) on sale of discontinued operations, net of tax	(979)	13,343
Income (loss) from discontinued operations	(979)	13,295
Income from discontinued operations attributable to noncontrolling interest	(157)	(2,825)
Income (loss) from discontinued operations attributable to Viad	$(1,136)	$10,470
The following is a reconciliation of net income attributable to the noncontrolling interest:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Income from continuing operations	$515	$530
Income from discontinued operations	—	2,825
Net income attributable to noncontrolling interest	$515	$3,355

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the Annual Report on Form 10-K of Viad Corp (“Viad” or the “Company”) for the year ended December 31, 2014 and the condensed consolidated financial statements and accompanying notes included in this Form 10-Q. The MD&A is intended to assist in providing an understanding of the Company’s financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Viad’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this quarterly report.
Overview
Viad Corp (“Viad” or the “Company”) operates in three reportable business segments: Marketing & Events U.S. Segment, Marketing & Events International Segment (collectively, the “Marketing & Events Group”) and the Travel & Recreation Group.
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
The Marketing & Events Group expanded its service offerings with the following 2014 acquisitions that differentiate GES as the company with the most comprehensive suite of event services:

•
Blitz. In September 2014, GES extended its audio-visual services beyond North America with the acquisition of United Kingdom-based Blitz Communications Group Limited and its affiliates (collectively, “Blitz”), a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe.

•
onPeak. In October 2014, GES became the leading event accommodations provider in the United States through the acquisitions of onPeak LLC and Travel Planners, Inc., with Travel Planners, Inc. merging into onPeak LLC (collectively, “onPeak”) in January 2015.

•
N200. In November 2014, GES entered the event registration and data services market through the acquisition of N200 Limited and its affiliates (collectively, “N200”), a leading event registration and data intelligence services provider for the live events industry in the United Kingdom and the Netherlands.

Refer to Note 3 - Acquisition of Businesses of the Notes to Condensed Consolidated Financial Statements for additional information.
Seasonality. Exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows, as some shows are not held each year and some may shift between quarters. The rotation metric helps explain the show movement between quarters and years. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next.
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

Glacier Park owns and operates seven properties, with accommodation offerings varying from hikers’ cabins to hotel suites, including St. Mary Lodge, a full-service resort located outside the east entrance to Glacier National Park in St. Mary, Montana; Glacier Park Lodge, a historic lodge in East Glacier, Montana; Grouse Mountain Lodge, a full-season lodge offering golf, skiing, hiking and other seasonal recreational activities, located near Glacier National Park in Whitefish, Montana; Prince of Wales Hotel in Waterton Lakes National Park, Alberta, Canada, which is situated on land for which the Company has a 42-year ground lease with the Canadian government running through January 31, 2052; West Glacier Motel & Cabins in West Glacier, Montana; Motel Lake McDonald located inside Glacier National Park; and Apgar Village Lodge located inside Glacier National Park. Glacier Park also operates the food and beverage services with respect to those properties and the retail shops located near Glacier National Park.
In July 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services and retail operations (collectively, the “West Glacier Properties”). The West Glacier Motel & Cabins is a 32-room property situated on approximately 200 acres at the west entrance of Glacier National Park, and its full-service amenities include a restaurant, grocery store, gift shops, a gas station and employee housing. The Apgar Village Lodge is a 48-room property situated on a 3.8 acre private in-holding inside Glacier National Park with overnight accommodations, a gift shop and employee housing. Refer to Note 3 - Acquisition of Businesses of the Notes to Condensed Consolidated Financial Statements for additional information.
Alaska Denali Travel operates the Denali Backcountry Lodge and Denali Cabins. In addition to lodging, Alaska Denali Travel also provides food and beverage operations and package tour and transportation services in and around Denali National Park and Preserve.
Seasonality. The Travel & Recreation Group experiences peak activity during the summer months. During 2014, 85 percent of its revenue was earned in the second and third quarters.
Non-GAAP Measures
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

•
“Adjusted segment EBITDA,” which is defined by Viad as segment operating income before non-cash depreciation and amortization and integration costs, if any. Segment operating income is a GAAP measure defined as income from continuing operations before corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries and the reduction for income attributable to non-controlling interest. Adjusted segment EBITDA is utilized by management to measure the profit and performance of Viad’s operating segments and acquisitions to facilitate period-to-period comparisons. For a discussion of how this metric is used in connection with 2015 full year acquisition performance expectations, refer to the “Forward Looking Non-GAAP Financial Measures” section of this MD&A. Management believes that Adjusted segment EBITDA for acquisitions enables investors to assess how effectively management is investing capital into major corporate development projects, both from a valuation and return perspective.

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
Adjusted EBITDA, Adjusted segment EBITDA, organic revenue, and organic segment operating income are considered useful operating metrics as potential variations arising from taxes, depreciation, amortization, debt service costs, impairment charges and recoveries, changes in accounting principles, and the effects of discontinued operations are eliminated, thus resulting in an additional measure considered to be indicative of Viad’s ongoing operations and segment performance. Although Adjusted EBITDA, Adjusted segment EBITDA, organic revenue and organic segment operating income are used as financial measures to assess the performance of the business, the use of these measures is limited because these measures do not consider material costs, expenses and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries, and the effects of accounting changes and discontinued operations. Because Adjusted EBITDA, Adjusted segment EBITDA, organic revenue and organic segment operating income do not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad and organic segment operating income as important measures of financial performance because both provide a more complete measure of the Company’s performance.
A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income attributable to Viad	$7,230	$29,620	$27,563	$58,244
Impairment charges	—	—	—	884
Interest expense	1,198	462	3,452	1,069
Income tax expense (benefit)	3,746	(2,623)	10,851	870
Depreciation and amortization	9,170	7,894	27,040	21,853
(Income) loss from discontinued operations	163	979	233	(13,023)
Other noncontrolling interest	(459)	(475)	(520)	2,192
Adjusted EBITDA	$21,048	$35,857	$68,619	$72,089
Adjusted EBITDA decreased $14.8 million and $3.5 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These decreases were primarily due to lower segment operating income for the Marketing & Events Group. Refer to the Results of Operations section of this MD&A for a discussion of fluctuations.
Forward-Looking Non-GAAP Financial Measures
The Company has also provided Adjusted segment EBITDA, formerly referred to as “segment EBITDA”, as a forward-looking non-GAAP financial measure within the Results of Operations section of this MD&A. The Company does not provide a reconciliation of this forward-looking non-GAAP financial measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for quantitative reconciliation of this forward-looking non-GAAP financial measure to the most directly comparable GAAP financial measure is available to the Company without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that could be confusing or misleading to investors. It is probable that the forward-looking non-GAAP financial measure provided without the directly comparable GAAP financial measure may be materially different from the corresponding non-GAAP financial measure.

Results of Operations
Financial Highlights

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
(in thousands)	2015	2014		2015	2014
Revenue	$255,946	$299,802	(14.6)%	$837,377	$841,834	(0.5)%
Segment operating income	$14,571	$33,014	(55.9)%	$49,732	$60,511	(17.8)%
Net income attributable to Viad	$7,230	$29,620	(75.6)%	$27,563	$58,244	(52.7)%
Diluted income per common share from continuing operations attributable to Viad common stockholders	$0.37	$1.53	(75.8)%	$1.38	$2.38	(42.0)%
Diluted income (loss) per common share from discontinued operations attributable to Viad common stockholders	$(0.01)	$(0.05)	80.0%	$(0.01)	$0.50	**
** Change is greater than +/- 100 percent
Three months ended September 30, 2015 compared with the three months ended September 30, 2014
Revenue. Total revenue decreased $43.9 million or 14.6 percent, to $255.9 million, primarily due to negative show rotation of approximately $53 million and an unfavorable foreign exchange impact of $12.5 million, offset in part by U.S. base same-show revenue growth, incremental revenue from the acquisitions of onPeak, Blitz, and N200 of $8.1 million, new business wins in the Marketing & Events Group as well as revenue growth in attractions in the Travel & Recreation Group.
Segment operating income. Total segment operating income decreased $18.4 million or 55.9 percent, to $14.6 million, primarily due to negative show rotation revenue and an unfavorable foreign exchange impact.
Net income attributable to Viad. Net income attributable to Viad decreased $22.4 million or 75.6 percent, to $7.2 million, primarily due to decreased segment operating income and a $10.1 million reversal of a valuation allowance in 2014 in connection with the Company’s analysis of its deferred tax assets.
Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014
Revenue. Total revenue decreased $4.5 million or 0.5 percent, to $837.4 million, primarily due to negative show rotation of approximately $80 million and an unfavorable foreign exchange impact of $33.3 million, offset in part by U.S. base same-show revenue growth, incremental revenue from the acquisitions of onPeak, Blitz, and N200 of $43.8 million, and new business wins in the Marketing & Events Group as well as revenue growth in attractions in the Travel & Recreation Group.
Segment operating income. Total segment operating income decreased $10.8 million or 17.8 percent, to $49.7 million, primarily due to negative show rotation revenue and an unfavorable foreign exchange impact.
Net income attributable to Viad. Net income attributable to Viad decreased $30.7 million or 52.7 percent, to $27.6 million, primarily due to decreased segment operating income, 2014 income from discontinued operations of $10.5 million related to the expiration of Glacier Park’s concession contract on December 31, 2013, and a $10.1 million reversal of a valuation allowance in 2014 in connection with the Company’s analysis of its deferred tax assets.
Foreign Exchange Rate Variances
Viad conducts its foreign operations primarily in Canada, the United Kingdom, and Germany, and to a lesser extent, in certain other countries.

The following tables summarize the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the three and nine months ended September 30, 2015 and 2014, excluding the effect of 2014 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.76	$0.91	$(1,996)	$0.78	$0.93	$290
United Kingdom	$1.53	$1.67	(1,567)	$1.59	$1.65	300
Germany	$1.12	$1.30	(637)	$0.97	$1.27	49
			$(4,200)			$639
Travel & Recreation Group:
Canada	$0.77	$0.92	$(8,307)	$0.77	$0.92	$(4,170)
			$(12,507)			$(3,531)

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.79	$0.91	$(6,870)	$0.82	$0.87	$(172)
United Kingdom	$1.53	$1.67	(11,079)	$1.50	$1.67	(493)
Germany	$1.11	$1.34	(2,735)	$1.08	$0.50	(51)
			$(20,684)			$(716)
Travel & Recreation Group:
Canada	$0.78	$0.92	$(12,588)	$0.77	$0.92	$(4,860)
			$(33,272)			$(5,576)
Viad’s operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Analysis of Operating Results by Reportable Segment
Marketing & Events Group
The tables below provide a comparison of reported operating results to organic operating results for the three and nine months ended September 30, 2015 and 2014 for the Marketing & Events Group to enable investors to better understand the underlying performance of the segment without the effects of exchange rate variances or acquisitions.

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Marketing & Events Group:
U.S. Segment	$148,314	$4,827	$—	$143,487	$168,058	$—	$168,058	(11.7)%	(14.6)%
International Segment	44,870	5,183	(4,200)	43,887	64,199	1,932	62,267	(30.1)%	(29.5)%
Intersegment eliminations	(4,321)	—	—	(4,321)	(5,595)	—	(5,595)	(22.8)%	(22.8)%
Total Marketing & Events Group	$188,863	$10,010	$(4,200)	$183,053	$226,662	$1,932	$224,730	(16.7)%	(18.5)%
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$(9,039)	$(1,220)	$—	$(7,819)	$1,069	$—	$1,069	**	**
International Segment	(5,751)	(1,255)	639	(5,135)	1,297	470	827	**	**
Total Marketing & Events Group	$(14,790)	$(2,475)	$639	$(12,954)	$2,366	$470	$1,896	**	**
** Change is greater than +/- 100 percent.

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014			Change
(in thousands)	As Reported	Acquisitions(1)	FX Impact	Organic(2)	As Reported	Acquisitions(1)	Organic(2)	As Reported	Organic(2)
Revenue:
Marketing & Events Group:
U.S. Segment	$550,006	$23,982	$—	$526,024	$558,292	$—	$558,292	(1.5)%	(5.8)%
International Segment	195,829	21,721	(20,684)	194,792	186,296	1,932	184,364	5.1%	5.7%
Intersegment eliminations	(13,475)	—	—	(13,475)	(13,517)	—	(13,517)	0.3%	0.3%
Total Marketing & Events Group	$732,360	$45,703	$(20,684)	$707,341	$731,071	$1,932	$729,139	0.2%	(3.0)%
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$12,572	$5,826	$—	$6,746	$22,044	$—	$22,044	(43.0)%	(69.4)%
International Segment	6,405	(245)	(716)	7,366	7,512	470	7,042	(14.7)%	4.6%
Total Marketing & Events Group	$18,977	$5,581	$(716)	$14,112	$29,556	$470	$29,086	(35.8)%	(51.5)%
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

U.S. Segment
Three months ended September 30, 2015 compared with the three months ended September 30, 2014
Revenue. U.S. Segment revenue decreased $19.7 million or 11.7 percent, to $148.3 million. The decrease in revenue was primarily driven by negative show rotation of approximately $36 million, offset in part by incremental revenue of $4.8 million from the acquisition of onPeak completed during the fourth quarter of 2014, base same-show revenue growth of 4.7%, new business wins, and increased sales to corporate clients. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year. For the third quarter of 2015, base same-shows represented approximately 45 percent of the U.S. Segment organic revenue.
Segment operating income. U.S. Segment operating income decreased $10.1 million to an operating loss of $9.0 million, primarily driven by negative show rotation revenue.
Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Revenue. U.S. Segment revenue decreased $8.3 million or 1.5 percent, to $550.0 million. The decrease in revenue was primarily driven by negative show rotation of approximately $80 million, offset in part by incremental revenue of $24.0 million from the acquisition of onPeak, base same-show revenue growth of 6.6%, new business wins, and increased sales to corporate clients. Base same-shows represented approximately 46 percent of the U.S. Segment organic revenue.

Segment operating income. U.S. Segment operating income decreased $9.5 million or 43.0 percent, to $12.6 million, primarily driven by negative show rotation revenue.

International Segment

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Revenue. International Segment revenue decreased $19.3 million or 30.1 percent, to $44.9 million. The decrease in revenue was primarily driven by negative show rotation of approximately $17 million, non-recurring revenue from certain events that took place during the third quarter of 2014, and an unfavorable FX Impact of $4.2 million. These decreases were offset in part by incremental revenue of $3.3 million from the acquisitions of Blitz and N200.

Segment operating income. International Segment operating income decreased $7.0 million to an operating loss of $5.8 million, primarily driven by negative show rotation, non-recurring revenue from certain events that took place during the third quarter of 2014, and an operating loss from the acquisitions of Blitz and N200.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Revenue. International Segment revenue increased $9.5 million or 5.1 percent, to $195.8 million, primarily driven by incremental revenue of $19.8 million from the acquisitions of Blitz and N200, new business wins, and same-show growth, offset in part by an unfavorable FX Impact of $20.7 million.

Segment operating income. International Segment operating income decreased $1.1 million or 14.7 percent, to $6.4 million primarily due to an unfavorable FX Impact of $0.7 million and a net operating loss from the acquisitions of Blitz and N200.

2015 Outlook. Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2015 full year, management expects the Marketing & Events Group’s revenue to be up low-single digits from 2014 as growth in the underlying business and incremental revenue from acquisitions offset negative show rotation of approximately $70 million and unfavorable currency translation. Management anticipates that foreign currency exchange rate variances versus 2014 will have an unfavorable impact on the Marketing & Events Group’s 2015 full year revenue and segment operating income of approximately $26 million and $1 million, respectively. Management expects U.S. base same-show revenue to increase at a mid-single digit rate.

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

In 2015, management expects the acquisitions of Blitz, onPeak, and N200 to collectively provide revenue of about $63 million to $65 million and Adjusted segment EBITDA of about $17 million to $18 million, which excludes approximately $1.2 million in integration costs. Adjusted segment EBITDA is defined as segment operating income plus depreciation and amortization expense and integration costs, if any. For further information on this forward-looking non-GAAP financial measure, see the “Non-GAAP Measures” section of this MD&A. These acquisitions offer cross-selling opportunities across the Marketing & Events Group’s customer base, which is resulting in expanded business relationships with existing customers and creating new competitive advantages for the Marketing & Events Group as it increasingly becomes a full-service provider for live events.
Travel & Recreation Group
The tables below provide a comparison of reported operating results to organic operating results for the three and nine months ended September 30, 2015 and 2014 for the Travel & Recreation Group to enable investors to better understand the underlying performance of the segment without the effects of exchange rate variances or acquisitions.

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014			Change
(in thousands)	As Reported	Acquisitions	FX Impact	Organic(1)	As Reported	Acquisitions	Organic(1)	As Reported	Organic(1)
Revenue:
Travel & Recreation Group:
Hospitality	$27,086	$—	$(952)	$28,038	$29,084	$—	$29,084	(6.9)%	(3.6)%
Attractions	24,958	—	(4,880)	29,838	26,764	—	26,764	(6.7)%	11.5%
Package Tours	9,978	—	(1,673)	11,651	11,714	—	11,714	(14.8)%	(0.5)%
Transportation	6,144	—	(1,013)	7,157	6,776	—	6,776	(9.3)%	5.6%
Intra-Segment Eliminations & Other	(1,083)	—	211	(1,294)	(1,198)	—	(1,198)	9.6%	(8.0)%
Total Travel & Recreation Group	$67,083	$—	$(8,307)	$75,390	$73,140	$—	$73,140	(8.3)%	3.1%

Segment operating income (loss):
Total Travel & Recreation Group	$29,361	$—	$(4,170)	$33,531	$30,648	$—	$30,648	(4.2)%	9.4%

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014			Change
(in thousands)	As Reported	Acquisitions(2)	FX Impact	Organic(1)	As Reported	Acquisitions(2)	Organic(1)	As Reported	Organic(1)
Revenue:
Travel & Recreation Group:
Hospitality	$38,801	$5,435	$(1,661)	$35,027	$39,560	$4,597	$34,963	(1.9)%	0.2%
Attractions	40,091	—	(7,027)	47,118	40,588	—	40,588	(1.2)%	16.1%
Package Tours	15,269	—	(2,346)	17,615	18,519	—	18,519	(17.5)%	(4.9)%
Transportation	12,473	—	(1,839)	14,312	14,122	—	14,122	(11.7)%	1.3%
Intra-Segment Eliminations & Other	(1,617)	—	285	(1,902)	(2,026)	—	(2,026)	20.2%	6.1%
Total Travel & Recreation Group	$105,017	$5,435	$(12,588)	$112,170	$110,763	$4,597	$106,166	(5.2)%	5.7%

Segment operating income (loss):
Total Travel & Recreation Group	$30,755	$1,713	$(4,860)	$33,902	$30,955	$1,734	$29,221	(0.6)%	16.0%
(1) Organic operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic operating results, see the "Non-GAAP Measures" section of this MD&A.
(2) Acquisitions include the West Glacier Properties (acquired July 2014).
Seasonality. The Travel & Recreation Group segment experiences peak activity during the summer months. During 2014, approximately 85 percent of its revenue was earned in the second and third quarters.
Three months ended September 30, 2015 compared with the three months ended September 30, 2014
Revenue. Travel & Recreation Group revenue decreased $6.1 million or 8.3%, to $67.1 million, primarily due to an unfavorable FX Impact of $8.3 million. Organic revenue increased $2.3 million or 3.1 percent, primarily driven by attractions, offset in part by a decrease in hospitality. Attractions revenue increased $3.1 million or 11.5% on an organic basis, primarily driven by higher effective ticket prices at both the Glacier Adventure Tour and the Banff Gondola in addition to an increased number of passengers at the Glacier Adventure Tour. Hospitality revenue decreased $1.0 million or 3.6% on an organic basis, primarily due to a decrease in revenue per available room (“RevPAR”) at certain Glacier Park properties (St. Mary Lodge, Grouse Mountain Lodge, and Glacier Park Lodge) as a result of forest fires during the third quarter of 2015. This decrease at the Glacier Park properties was offset in part by improvement in the average daily rate (“ADR”) at Alaska Denali Travel and Brewster properties.
Segment operating income. Travel & Recreation Group operating income decreased $1.3 million or 4.2 percent, to $29.4 million, primarily due to an unfavorable FX Impact of $4.2 million. Organic operating income increased $2.9 million or 9.4 percent primarily driven by increased attractions revenue at Brewster.
Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014
Revenue. Travel & Recreation Group revenue decreased $5.7 million or 5.2 percent, to $105.0 million, primarily due to an unfavorable FX Impact of $12.6 million. Organic revenue increased $6.0 million or 5.7 percent, primarily driven by attractions. Attractions revenue increased $6.5 million or 16.1% on an organic basis, primarily due to an increased number of passengers and higher effective ticket prices at the Glacier Adventure Tour and the Banff Gondola.
Segment operating income. Travel & Recreation Group operating income decreased $0.2 million or 0.6 percent, to $30.8 million, primarily due to an unfavorable FX Impact of $4.9 million. Organic operating income increased $4.7 million or 16.0 percent, primarily driven by increased attractions revenue at Brewster.
Performance Measures. Management uses the following key business metrics to evaluate the Travel & Recreation Group hospitality business: RevPAR, ADR, and occupancy. These metrics are commonly used in the hospitality industry to measure performance.

•
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

•
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

•
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
The following table provides Travel & Recreation Group same-store key performance indicators for the three and nine months ended September 30, 2015 and 2014. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	% Change	2015	2014	% Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room Nights Available	88,664	89,547	(1.0)%	177,799	177,825	—%
RevPAR	$161	$158	1.9%	$109	$108	0.9%
ADR	$177	$173	2.3%	$152	$146	4.1%
Occupancy	90.9%	91.4%	(0.5)%	72.0%	74.1%	(2.1)%
Attractions:
Passengers	822,480	833,515	(1.3)%	1,265,044	1,236,196	2.3%
Revenue Per Passenger	$30	$27	11.1%	$32	$28	14.3%
(1) West Glacier Properties was acquired in July 2014 and was not included for the entirety of all periods presented. The Same-Store Key Performance Indicators includes West Glacier Properties for the three months ended September 30, 2015 and 2014, but is excluded for the nine months ended September 30, 2015 and 2014.
Hospitality. Room nights available decreased for the three months ended September 30, 2015 primarily due to St. Mary Lodge closing eight days earlier than prior year due to the Going-to-the-Sun Road closure for construction. Room nights available remained relatively flat for the nine months ended September 30, 2015 primarily due to the St. Mary Lodge closure offset in part by the Denali Cabins opening ten days earlier than the prior year as a result of management’s review of a variety of factors, including the weather conditions, opening dates of other properties in the area, and availability of seasonal employees.
RevPAR increased for the three and nine months ended September 30, 2015 primarily driven by the Alaska Denali Travel and Brewster properties, offset in part by decreases at certain Glacier Park properties (St. Mary Lodge, Grouse Mountain Lodge, and Glacier Park Lodge) as a result of forest fires during the third quarter of 2015. ADR increased for the Alaska Denali Travel and Brewster properties due to higher room rates charged. Occupancy decreased for the three and nine months ended September 30, 2015 primarily due to forest fires that affected certain Glacier Park properties. The decrease in occupancy for the nine months ended September 30, 2015 also was affected by decreases at the Banff International Hotel due to planned room renovation activity, offset in part by the Denali Backcountry Lodge which experienced a strong increase in occupancy due to flooding in June 2014.
Attractions. The number of passengers decreased for the three months ended September 30, 2015 primarily due to the lower number of individual passengers. The number of Banff Gondola passengers remained relatively flat as a result of closures related to renovations in addition to adverse weather conditions from forest fire smoke which reduced visibility. The number of passengers increased for the nine months ended September 30, 2015 at the Banff Gondola and the Glacier Adventure Tour attractions due to favorable weather conditions during the first half of 2015. Revenue per passenger increased for the three and nine months ended September 30, 2015 primarily due to an increase in effective ticket prices.
During 2014, approximately 75 percent of revenue and 90 percent of segment operating income generated in the Travel & Recreation Group were derived through its Canadian operations. These operations are largely affected by foreign customer visitation, and, accordingly, increases in the value of the Canadian dollar, as compared to other currencies, which could adversely affect customer volumes, revenue, and segment operating income for the Travel & Recreation Group. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.
2015 Outlook. For the 2015 full year, management expects the Travel & Recreation Group’s revenue to be down mid-single digits from 2014 driven by unfavorable currency translation and due to the forest fires that affected certain Glacier Park properties. Management anticipates an unfavorable FX Impact on the Travel & Recreation Group’s 2015 full year revenue and segment operating income of approximately $14 million and $5 million, respectively.
Corporate Activities
Corporate activities expense decreased $2.1 million and $1.4 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These decreases were primarily related to consulting and other transaction-related costs associated with acquisitions incurred primarily during the third quarter of 2014, offset in part by costs related to a shareholder nomination and settlement agreement incurred primarily during the first six months of 2015.
Interest Expense
Interest expense increased $0.7 million and $2.4 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014, primarily due to higher outstanding debt balances resulting from acquisitions completed during the second half of 2014.
Impairment Charges
During the nine months ended September 30, 2014, Viad recorded impairment charges of $0.9 million at the Marketing & Events Group related to the write-off of certain internally developed software.
Income Taxes
The effective tax rate for the three months ended September 30, 2015 was an expense of 31.7 percent as compared to a benefit of 9.1 percent for the three months ended September 30, 2014. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 27.7 percent and 1.8 percent, respectively. The nine months ended September 30, 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. This resulted in a $0.07 per share tax benefit. The relatively low effective tax rates for the three and nine months ended September 30, 2014 were primarily due to the release of the valuation allowance related to foreign tax credits and certain adjustments to deferred tax assets. During the three months ended September 30, 2014, it was determined that certain deferred tax assets associated with foreign tax credits, for which a valuation allowance had previously been established, once again met the “more-likely-than-not” test in the accounting standards regarding the realization of those assets. Accordingly, Viad recorded a tax benefit of $10.1 million to income tax expense. This resulted in a $0.50 per share tax benefit.
Discontinued Operations
On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation, and other hospitality services for Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 of $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $12.6 million, for the nine months ended September 30, 2014, which was recorded as income from discontinued operations. The loss from discontinued operations for the three months ended September 30, 2014 included income of approximately $0.7 million, net of tax, related to the gain on sale of personal property at Glacier Park, which was more than offset by the allocation of taxes to the possessory interest gain. For the nine months ended September 30, 2014, the Company also recorded a loss from discontinued operations of approximately $0.3 million, net of tax, due to additional reserves related to certain liabilities associated with previously sold operations.
Liquidity and Capital Resources
Cash and cash equivalents were $75.3 million as of September 30, 2015, as compared to $57.0 million as of December 31, 2014. During the nine months ended September 30, 2015, the Company generated net cash flow from operating activities of $76.3 million primarily from results of operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.
As of September 30, 2015, the Company had $62.1 million of its cash and cash equivalents held outside of the United States consisting of $43.2 million in Canada, $10.8 million in the United Kingdom, $5.6 million in the Netherlands, $1.3 million in Germany, and $1.2 million in the United Arab Emirates. There are certain earnings related to the Company’s Canadian operations that have historically been deemed permanently reinvested. As of September 30, 2015, the incremental tax associated with these earnings if the cash balances were repatriated to the United States would approximate $0.2 million.
Cash Flows
Operating Activities. Net cash provided by operating activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net income	$28,078	$61,599
Depreciation and amortization	27,040	21,853
Deferred income taxes	(1,128)	(1,291)
(Income) loss from discontinued operations	233	(13,023)
Other non-cash items	8,780	11,516
Changes in assets and liabilities	13,340	1,358
Net cash provided by operating activities	$76,343	$82,012
Net cash provided by operating activities decreased $5.7 million for the nine months ended September 30, 2015, as compared to the corresponding period in 2014, primarily due to lower net income, offset in part by changes in working capital primarily reflecting the volume and timing of revenue in the Marketing & Events Group.
Investing Activities. Net cash used in investing activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Capital expenditures	$(19,030)	$(21,898)
Cash paid for acquired business	(430)	(40,775)
Proceeds from disposition of property and other assets	844	502
Proceeds from possessory interest and personal property - discontinued operations	—	28,000
Net cash used in investing activities	$(18,616)	$(34,171)
Net cash used in investing activities decreased $15.6 million for the nine months ended September 30, 2015, as compared to the corresponding period in 2014, primarily due to the cash payments of $40.8 million for the acquisitions of Blitz and West Glacier in 2014, offset in part by $28.0 million received in 2014 for the Company’s possessory interest and personal property at Glacier Park.

Financing Activities. Net cash used in financing activities is as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Proceeds from borrowings	$35,000	$68,000
Payments on debt and capital lease obligations	(58,981)	(56,196)
Acquisition of business - deferred consideration	(896)	—
Dividends paid on common stock	(6,020)	(36,374)
Common stock purchased for treasury	(4,776)	(11,631)
Other	1,054	1,196
Net cash used in financing activities	$(34,619)	$(35,005)
Net cash used in financing activities decreased $0.4 million for the nine months ended September 30, 2015, as compared to the corresponding period in 2014, primarily due to a decrease in dividends paid of $30.4 million related to a special cash dividend of $1.50 per share which was paid in February 2014, and a decrease in cash used for common stock repurchases of $6.9 million, offset in part by a decrease in net borrowings of $35.8 million. An additional amount of $0.9 million was paid during the third quarter of 2015 as a result of an election made by the Company to treat the Travel Planners, Inc. purchase as an asset acquisition for tax purposes.
Debt and Capital Lease Obligations
Refer to Note 11 - Debt and Capital Lease Obligations of the Notes to Condensed Consolidated Financial Statements for further discussion.
Share Repurchases
Viad announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During the nine months ended September 30, 2015 and 2014, the Company repurchased 141,462 shares and 448,436 shares on the open market at a total cost of $3.8 million and $10.6 million, respectively. As of September 30, 2015, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during the nine months ended September 30, 2015 and 2014, the Company repurchased 34,364 shares for $0.9 million and 45,711 shares for $1.1 million, respectively, related to tax withholding requirements on vested share-based awards.
Critical Accounting Policies and Estimates
Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) of Viad’s Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of critical accounting policies and estimates.
Impact of Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Principles of Consolidation of the Notes to Condensed Consolidated Financial Statements for further discussion.
Forward-Looking Statements
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Viad’s market risk exposures relate to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. Foreign exchange risk is the risk that fluctuating exchange rates will adversely affect Viad’s financial condition or results of operations. Interest rate risk is the risk that changing interest rates will adversely affect the earnings of Viad. Commodity risk is the risk that changing prices will adversely affect results of operations.
Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s condensed consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates, relative to the U.S. dollar, may result in material changes to Viad’s net equity position reported in its condensed consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $10.7 million as of September 30, 2015 and gains of $12.4 million as of December 31, 2014. During the three and nine months ended September 30, 2015, unrealized foreign currency translation losses of $11.5 million and $23.1 million, respectively, were recorded in other comprehensive income. During the three and nine months ended September 30, 2014, unrealized foreign currency translation losses of $9.8 million and $10.0 million, respectively, were recorded in other comprehensive income.
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
The following table summarizes the FX Impact on segment operating results from Viad’s significant international operations for the three and nine months ended September 30, 2015 and 2014, excluding the effect of 2014 acquisitions:

	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.78	$0.93	$290	$0.82	$0.87	$(172)
United Kingdom	$1.59	$1.65	300	$1.50	$1.67	(493)
Germany	$0.97	$1.27	49	$1.08	$0.50	(51)
			$639			$(716)
Travel & Recreation Group
Canada	$0.77	$0.92	$(4,170)	$0.77	$0.92	$(4,860)
			$(3,531)			$(5,576)

Viad’s operating results were primarily impacted by the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.
Item 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2015, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Refer to Note 18 - Litigation, Claims, Contingencies and Other of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings involving the Company.
Item 1A. RISK FACTORS
In addition to other information set forth in this Form 10-Q, careful consideration should be given to Risk Factors (Part I, Item 1A) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) in Viad’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition and/or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the total number of shares of Viad’s common stock that were repurchased during the third quarter of 2015 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2015	180	27.09	—	440,540
August 2015	—	—	—	440,540
September 2015	—	—	—	440,540
Total	180	27.09	—	440,540

 Viad announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended September 30, 2015, and as of September 30, 2015, 440,540 shares remain available for repurchase. The authorization of the Board of Directors does not have an expiration date.

Effective December 22, 2014, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement allow Viad to pay dividends or purchase the Company’s common stock up to $20 million in the aggregate in any calendar year, with additional dividends, share repurchases, or distributions of stock permitted if the Company’s leverage ratio is less than or equal to 2.00 to 1.00, and the Liquidity Amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) is not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, exists.

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

VIAD CORP
(Registrant)

November 6, 2015	By:	/s/ Leslie S. Striedel
(Date)		Leslie S. Striedel
Chief Accounting Officer
(Chief Accounting Officer and Authorized Officer)