Form 10-K
period 2015-12-31
VIAD CORP
filed 2016-03-11
CIK 884219

As filed with the Securities and Exchange Commission on March 11, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $534 million.

Registrant had 20,173,803 shares of Common Stock ($1.50 par value) outstanding as of January 31, 2016.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Shareholders of Viad Corp, which is scheduled to be held on May 19, 2016, is incorporated by reference into Part III of this Annual Report.

PART I

Item 1. Business

Viad Corp (“Viad” or the “Company”) is in the business of creating experiences with operations in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. Viad is committed to providing best in class experiences to its clients, customers, and guests by offering products and services designed to meet their current and future needs. Viad operates through two main business groups: the Marketing & Events Group and the Travel & Recreation Group.

The Marketing & Events Group is a world-class live event service provider to some of the most visible and influential events and global brands. The Travel & Recreation Group provides experiential travel services in iconic locations which enjoy perennial demand.

The Marketing & Events Group accounted for 90 percent of Viad’s 2015 consolidated revenue and 60 percent of Viad’s 2015 consolidated Adjusted Segment EBITDA. The Travel & Recreation Group accounted for 10 percent of Viad’s 2015 consolidated revenue and 40 percent of Viad’s 2015 consolidated Adjusted Segment EBITDA. Adjusted Segment EBITDA is defined as segment operating income before non-cash depreciation and amortization and integration costs, if any. For further information on this forward-looking, non-GAAP financial measure, see the “Non-GAAP Measures,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Annual Report on Form 10-K).

MARKETING & EVENTS GROUP

The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global, full-service provider for live events that produces exhibitions, congresses and conferences, corporate events, consumer events, exhibits, and entertainment experiences. GES provides a comprehensive range of live event services, including official show services, audio-visual services, cutting-edge creative and design, strategic marketing and measurement services, registration, and event accommodations – all with a global reach. GES’ National Servicenter® has been recognized with certification under the J.D. Power and Associates Certified Call Center Program℠ for the past seven years, and GES was named one of the “World’s 50 Largest Agency Companies” for the sixth year in a row by Ad Age.

GES’ clients include event organizers and corporate brand marketers. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves corporate brand marketers when they exhibit at shows and when GES is engaged to manage their global exhibit program or produce their proprietary corporate events. See “Item 1A - Risk Factors - The failure of a large client to renew its services contract or the loss of business from exhibition facilities could adversely impact revenue” for a discussion of the risks related to the Marketing & Events Group’s client relationships, which is incorporated herein by reference.

The Marketing & Events Group is divided into two reportable segments based on geography: The Marketing & Events U.S. Segment (the “U.S. Segment”) and the Marketing & Events International Segment (the “International Segment”).

•

The U.S. Segment holds a leading position in the U.S. with full-service operations in every major exhibition market in the U.S., including Las Vegas, Nevada; Chicago, Illinois; Orlando, Florida; New York, New York; and Los Angeles, California.

•

The International Segment holds leading positions in Canada, Europe, and the Middle East. The International Segment has full-service operations at many of the most active and popular destinations and venues, including seven cities in Canada, six cities in the United Kingdom, one city in Germany, two cities in the United Arab Emirates, and two cities in the Netherlands.

As described in further detail in the following table, the U.S. Segment and the International Segment both provide a full suite of services for event organizers and exhibitors across four categories of live events: (i) Exhibitions; (ii) Congresses and Conferences; (iii) Corporate Events; and (iv) Consumer Events (collectively, “Live Events”):

LIVE EVENTS	DEFINITION	% GES 2015 REVENUE
Exhibitions	Expo/trade show/exhibition with the primary purpose of facilitating business-to-business and business-to-consumer sales and marketing.	63%
Congresses and Conferences	Convention/meeting with the primary purpose of facilitating attendee education. An expo or trade show may be held in conjunction to further facilitate attendee education.	25%
Corporate Events	Expo/trade show/event/meeting with the primary purpose of engaging, educating, and informing key audiences.	7%
Consumer Events	Event with the primary purpose of entertaining, educating, or creating a marketing experience targeting end consumers.	5%

Within each of the above four Live Events categories, the Marketing & Events Group delivers variations of four types of services to event organizers and exhibitors: (i) Core Services; (ii) Event Accommodations; (iii) Audio-Visual; and (iv) Registration and Data.

Core Services

GES provides official contracting services and products to event organizers and exhibitors during Live Events in both the U.S. Segment and the International Segment. Contracting services and products are provided primarily to Exhibitions and to a lesser degree to Congresses and Conferences, Corporate Events, and Consumer Events. For the U.S. Segment, Core Services accounted for 63 percent of Viad’s 2015 consolidated revenue, as compared to 66 percent in both 2014 and 2013. For the International Segment, Core Services accounted for 23 percent of Viad’s 2015 consolidated revenue, as compared to 23 percent and 25 percent in 2014 and 2013, respectively.

The U.S Segment and the International Segment generally provide the same services and products. The following is a list of services and products provided to Live Event organizers and exhibitors that are generally exclusive or discretionary:

Services/Products Provided to Event Organizers	Services/Products Provided to Exhibitors
Exclusive Services:	Exclusive Services:	Discretionary Services:
General event management	Material handling	Creative design and strategy
Planning and consultation	Overhead and booth rigging	Integrated marketing, including pre- and post-event communications
Concept design and layout		Event surveys
Carpeting and flooring	Temporary electrical, lighting and plumbing	Return on investment analysis
Online management tools	Cleaning	Online management tools
Show traffic analysis		Attendee and exhibit booth traffic analysis
Marketing and strategy		Staff training
Overhead and booth rigging		Logistics and freight-forwarding
Temporary electrical, lighting, and plumbing		Storage and refurbishment of exhibits
Cleaning		Booth furnishings, carpeting
In-house installation and dismantling
Tradeshow program management

Exclusive Products:		Discretionary Products:
Graphics and signage		Custom exhibit design and construction
Common area structures		Portable and modular exhibits and design
Graphics and signage

Under various agreements with event organizers of Live Events, GES serves as the official services contractor and provides the services and products listed above under “Services/Products Provided to Event Organizers.” As the official services contractor, GES is designated as the exclusive provider of certain services to exhibitors participating in a Live Event. This designation provides exhibitors with a single point of contact to facilitate a timely, safe, and efficient move-in and move-out of a Live Event and to facilitate an organized, professional, during-show experience. Whether or not GES is the official services contractor of a Live Event, GES competes with other service providers to sell discretionary services to exhibitors. GES also offers discretionary services, combined with complete event program management, including creative design, strategy, and planning to corporate brand marketers across all Live Events in which they participate.

Event Accommodations

With the acquisition of onPeak LLC and Travel Planners, Inc. (collectively, “onPeak”) in October 2014, and Travel Planners, Inc.’s subsequent merger into onPeak LLC, the U.S. Segment of GES positioned itself as the leading provider of Event Accommodations services in North America. As the distributor of exclusive accommodations services for a Live Event, GES is responsible for researching and recommending local hotels, securing room blocks, marketing reserved room blocks to event attendees and exhibitors, managing attendee and exhibitor reservations, and addressing any accommodations concerns during the show. Event Accommodations offer GES the unique potential to serve multiple Live Event participants through a single integrated service network. Event attendees and exhibitors benefit from GES’ accommodations services by receiving convenient and affordable hotel accommodations. Additionally, event organizers benefit from GES’ management of complex hotel booking administration before, during, and after the event. GES also helps drive revenue per available room for hotels by acting as a direct sales channel to high-value, professional guests. For the U.S. Segment, Event Accommodations accounted for 3 percent of Viad’s 2015 consolidated revenue, as compared to 1 percent in 2014 and none in 2013.

Audio-Visual

In both the U.S. Segment and the International Segment, GES offers a variety of audio-visual (“AV”) and digital services for Live Events and corporate brand marketers. GES combines the science of innovative digital solutions with the latest AV technology and superior service to create award-winning attendee engagements. Services provided include digital design and content, media production, content testing, equipment rental, staging, and creative services. With the acquisition of Blitz Communications Group Limited and its affiliates (collectively, “Blitz”) in September 2014, GES obtained a prominent position in the United Kingdom AV market and delivery services in continental Europe. For the U.S. Segment, AV accounted for 1 percent of Viad’s 2015 consolidated revenue, as compared to less than 1 percent in 2014 and none in 2013. For the International Segment, AV accounted for 2 percent of Viad’s 2015 consolidated revenue, as compared to 1 percent in 2014 and none in 2013.

Registration and Data

In the International Segment, GES provides event registration and data services. GES positioned itself as a leading provider of registration services for a Live Event with the acquisition of N200 Limited and its affiliates (collectively, “N200”) in November 2014. As Europe’s leading software-as-a-service event registration and data intelligence service provider, N200’s Visit Registration platform is used by 258 clients to stage over 1,100 events across 41 countries. N200 also supports 57,000 exhibitors who use its Connect platform to capture and manage sales leads at events. The N200 acquisition enables GES to expand and cross-sell its service and technology offering globally, reaching new markets, clients, and customers. For the International Segment, registration and data accounted for 1 percent of Viad’s 2015 consolidated revenue, as compared to less than 1 percent in 2014 and none in 2013.

Seasonality and Show Rotation

For both the U.S. Segment and the International Segment, exhibition and event activity can vary significantly from quarter to quarter and year to year depending on the frequency and timing of shows, as some shows are not held each year and some may shift between quarters. The U.S. Segment generally reports its highest revenue during the first and second quarters. The International Segment generally reports its highest revenue during the second and fourth quarters. The show rotation metric refers to the net change in revenue from 2014 to 2015 due to show movement between quarters and years. Show rotation refers to shows that occur less frequently than annually, as well as annual shows that shift quarters from one year to the next. See “Item 1A – Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods” and “Item 1A – Risk Factors - Show rotation impacts overall profitability and makes comparisons between periods difficult,” which are incorporated herein by reference.

Competition

For both the U.S. Segment and the International Segment, GES generally competes across all classes of services and all markets in the Live Events industry on the basis of discernible differences, value, quality, price, convenience, and service. GES has a competitive advantage through its worldwide network of resources, experienced personnel, pioneering service programs and offerings, first class execution, proprietary technology platforms, and financial strength. All known U.S. competitors and most international competitors are privately held companies that provide limited public information regarding their operations. The primary competitor for GES within its Core Services is The Freeman Company (a privately held company); however, there is substantial competition from a large number of service providers in the other categories of service offerings.

Growth Strategy

GES is committed to becoming the preferred global, full-service provider for Live Events, with further reach to Exhibitions, Congresses and Conferences, Corporate Events, and Consumer Events. GES has uniquely combined the art of high-impact creativity, service, and expertise with the science of easy-to-use technology, strategy, and worldwide logistics to help clients gain a greater return at their events and enhance the exhibitor experience.

•	Global Reach. Leverage global capabilities and large customer base to drive continued growth in new services and other Live Events;
•	Full-Service Provider. Growth of adjacent services to create a unique and integrated offering to deepen client relationships, expand client base, and increase share of total event spend; and
•	Live Events. Growth of exhibition business and penetration into new events to extend industry leadership and leverage capabilities.

With its strategic acquisitions in 2014, GES made significant progress creating the most comprehensive suite of services for the Live Events industry. GES extended its AV services beyond North America with the acquisition of Blitz, positioned itself as a leading event registration and data intelligence services provider in Europe with the acquisition of N200, and acquired a leading event accommodations company, onPeak. In 2015, these acquisitions enhanced overall competiveness, facilitated growth in under-penetrated areas, and formed a basis for a data platform. The Company continues to pursue opportunities to acquire businesses with proven products and services that complement, enhance, or expand current businesses or offer growth opportunities.

Recent Developments of the Marketing & Events Group

•	Successful integration of 2014 acquisitions. Successful integration of Blitz, N200, and onPeak.
•

Cross-selling opportunities. Effectively positioned to cross-sell an increasingly comprehensive suite of service offerings with a convenient approach to service delivery that differentiates GES from its competition.

•	Registration and data services planned entrance in U.S. market. Planned entrance of registration and data services in the U.S market in 2016.

TRAVEL & RECREATION GROUP

The Travel & Recreation Group offers guests distinctive and world renowned experiences in iconic natural and cultural destinations in North America through its collection of unique hotels, lodges, recreational attractions, and transportation services. It draws its customers from major markets, including Canada, the United States, the United Kingdom, Australia/New Zealand, Asia, and Europe. It markets directly to consumers, as well as through distribution channels that include tour operators, tour wholesalers, destination management companies, and retail travel agencies and organizations.

The Travel & Recreation Group is comprised of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Package Tours; and (iv) Transportation. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper and Waterton Lakes National Parks in Canada, and Glacier and Denali National Parks in the United States. The Travel & Recreation Group is composed of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”), and Alaskan Park Properties, Inc. (“Alaska Denali Travel”).

Brewster, a wholly-owned subsidiary of Viad, is a leading travel and tourism provider in the Canadian Rockies in Alberta and in other areas of Western Canada.

Glacier Park, an 80 percent owned subsidiary of Viad, is an owner and operator of lodging properties located in and around Glacier National Park in Montana and Waterton Lakes National Park in Alberta, Canada, with a leading share of rooms in that market.

Alaska Denali Travel, a wholly-owned subsidiary of Viad, is a travel and tourism provider in Denali National Park and Preserve in Alaska.

Brewster, Glacier Park, and Alaska Denali Travel have the following lines of business:

	Hospitality (# of rooms)	Attractions (1)	Package Tours (2)	Transportation (2)
Brewster	Mount Royal Hotel (135) Banff International Hotel (162) Glacier View Inn (32)	Banff Gondola Columbia Icefield Glacier Adventure Glacier Skywalk Banff Lake Cruise	Inbound package tours Corporate event management services	Sightseeing tours Airporter services Charter motorcoach services
Glacier Park	St. Mary Lodge (116) Glacier Park Lodge (162) Grouse Mountain Lodge (144) Prince of Wales Hotel (86) West Glacier Motel & Cabins (32) Motel Lake McDonald (27) Apgar Village Lodge (48)
Alaska Denali Travel	Denali Backcountry Lodge (42) Denali Cabins (46)		Inbound package tours	Denali Backcountry Adventure
(1)	On January 4, 2016, Brewster acquired the business of Maligne Tours Ltd. (“Maligne Lake Tours”), which offers sightseeing boat tours on Maligne Lake in Jasper National Park.
(2)	During 2016, Brewster will begin exiting third party tour and travel products and summer season charter transportation services.

Hospitality

The Travel & Recreation Group provides lodging accommodations, food and beverage services, and retail operations through its collection of unique hotels and lodges varying from hikers’ cabins to hotel suites.

•Mount Royal Hotel and the Banff International Hotel are located in the heart of Banff National Park in downtown Banff, Alberta, Canada.

•Glacier View Inn is located on the Columbia Icefield between Lake Louise and Jasper National Park.

•St. Mary Lodge is located outside the east entrance of Glacier National Park in St. Mary, Montana.

•Glacier Park Lodge is located in East Glacier, Montana.

•Grouse Mountain Lodge is located near Glacier National Park in Whitefish, Montana.

•Prince of Wales Hotel is located in Waterton Lakes National Park, Alberta, Canada.

•West Glacier Motel & Cabins are located in West Glacier, Montana.

•Motel Lake McDonald and the Apgar Village Lodge are located inside Glacier National Park.

•Denali Backcountry Lodge is located in the heart of the Denali National Park.

•Denali Cabins are located near the entrance to the Denali National Park.

Attractions	Brewster owns and operates the following four attractions in the Canadian Rocky Mountains:

The Banff Gondola transports visitors to an elevation of over 7,000 feet above sea level to the top of Sulphur Mountain in Banff, Alberta, Canada, offering an unobstructed view of the Canadian Rockies and overlooking the town of Banff and the Bow Valley. Brewster began an upper terminal redevelopment project in September 2015, which will result in 25 percent more square footage, an improved layout, optimized food and beverage and retail space, and new interpretive experiences. It is scheduled to reopen in phases from May 2016 through August 2016.

The Columbia Icefield Glacier Adventure is a tour of the Athabasca Glacier on the Columbia Icefield, and provides customers the experience to view one of the largest accumulations of ice and snow south of the Arctic Circle. Icefield customers ride in an “Ice Explorer,” a unique vehicle specially designed for glacier travel.

The Glacier Skywalk is a 1,312-foot guided interpretive walkway with a 98-foot glass-floored observation area overlooking the Sunwapta Valley, in close proximity to the Company’s Columbia Icefield Glacier Adventure attraction in Jasper National Park, Alberta, Canada. The Glacier Skywalk attraction, which opened in May 2014, has experienced robust visitor traffic and continues to win awards and receive international recognition for its innovative design and environmentally sound architecture.

The Banff Lake Cruise provides customers a unique sightseeing tour experience through interpretive boat cruises on Lake Minnewanka and the scenic Canadian Rockies. The Banff Lake Cruise operations are located adjacent to the town of Banff and include boat tours, small boat rentals, and charter fishing.

Package Tours

Brewster’s inbound package tour operations currently offer package tours that feature Brewster’s attractions, transportation services, and hotels. Brewster also offers a full suite of corporate and event management services for meetings, conferences, incentive travel, sports, and special events. Event-related service offerings include staffing, off-site events, tours/activities, team building, accommodations, event management, theme development, production, and AV services. During 2015, Brewster’s package tours offered third party tour and travel products; however, to align with its goal of delivering premium experiences and improving overall profit margin, Brewster will begin phasing out these products in 2016. Alaska Denali Travel provides complete travel planning services and vacation packages throughout Alaska.

Transportation

Brewster’s transportation operations currently include sightseeing tours, airport shuttle services, and charter motorcoach services. Brewster’s sightseeing services and airport express shuttle services include seasonal half- and full-day tours from Calgary, Banff, Lake Louise, and Jasper, Canada. Brewster’s charter business operates a fleet of luxury motorcoaches, available for groups of any size, for travel throughout the Canadian provinces of Alberta and British Columbia. During 2015, Brewster operated the charter business year-round. Beginning in 2016, Brewster will begin exiting certain low-margin, capital-intensive charter businesses in the summer season to improve overall profitability and return on invested capital. Alaska Denali Travel offers unique sightseeing tours in and around Denali National Park.

Seasonality

The Travel & Recreation Group experiences peak activity during the summer months. During 2015, 87 percent of the Travel & Recreation Group’s revenue was earned in the second and third quarters. See “Item 1A – Risk Factors – Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods,” which is incorporated herein by reference.

Competition

The Travel & Recreation Group generally competes on the basis of location, uniqueness of facilities, service, quality, and price. Competition exists both locally and regionally across all four lines of business. The hospitality business has a large number of competitors and competes for leisure travelers (both individual and tour groups) across the United States and Canada. The Travel & Recreation Group has a competitive advantage through its distinctive attractions and the iconic destinations of its assets.

Growth Strategy

The Travel & Recreation Group remains focused on delivering powerful experiences while growing and enhancing its unique portfolio of integrated tourism assets through its Refresh-Build-Buy growth initiatives.

•	Refresh. Refresh assets to optimize market position and maximize returns;
•	Build. Build new assets that create new revenue streams with economies of scale and scope; and
•	Buy. Buy strategic assets that drive economies of scale and scope with strong returns.

The Travel & Recreation Group continued to make progress with its Refresh-Build-Buy growth initiatives by commencing a major renovation of the Banff Gondola and upgrades of the Banff International Hotel, both of which are scheduled for completion in 2016. The Glacier Skywalk continues to win awards and receive international recognition for its innovative design and environmentally sound architecture. The Travel & Recreation Group also complemented its existing assets and reinforced its position as the Gateway to Glacier National Park with the acquisition of the West Glacier Motel &

Cabins, the Apgar Village Lodge and related land, food and beverage services, and retail operations (collectively, the “West Glacier Properties”) in 2014. The Company continues to search for opportunities to acquire high return tourism assets in iconic natural destinations that enjoy perennial demand, bring meaningful scale and market share, and offer cross-selling advantages with a combination of attractions and hotels.

Recent Developments of the Travel & Recreation Group

•	Successful integration of the West Glacier Properties. The West Glacier Properties acquisition was successfully integrated, positioning the Company to deliver long-term value to its shareholders.
•

Renovation of the Banff Gondola. The Travel & Recreation Group began the redevelopment project of the Banff Gondola in September 2015. This renovation will feature 25 percent more square footage, including an 8,000 square foot rooftop viewing deck and an exterior climbing wall. The renovation will also include enhanced retail and dining offerings, a state of the art interpretive area including new experiential areas such as a high definition theater. It is scheduled to reopen in phases from May 2016 through August 2016.

•

Acquisition of Maligne Lake Tours. On January 4, 2016, Brewster acquired the business of Maligne Lake Tours, which offers sightseeing boat tours on a picturesque glacial lake. The Maligne Lake Tours acquisition strengthens the Travel & Recreation Group’s presence in the Jasper National Park area and adds another world-class attraction to its portfolio of services.

Financial information on Viad’s reportable segments and geographic areas is contained in Note 22 – Segment Information of the Notes to Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

Intellectual Property

Viad and its subsidiaries own or have the right to use registered trademarks and trademarks pending registration, used in their businesses, including Global Experience Specialists  & design®, GES®, GES Servicenter®, GES National Servicenter®, GES MarketWorks®, The Art and Science of Engagement®, Trade Show Rigging TSR®, TSE Trade Show Electrical & design®, Earth Explorers®, Compass Direct®, ethnoMetrics®, eXPRESSO®, FIT®, eco-sense®, Alaska Denali Travel®, Alaska Denali Escapes®, Denali Backcountry Adventure®, Denali Backcountry Lodge®, and Denali Cabins®. Viad and its subsidiaries also own or have the right to use many registered trademarks and trademarks pending registration outside of the United States, including GES®, ShowTech®, Brewster Travel Canada & design®, Brewster Attractions Explore & design®, Brewster Hospitality Refresh & design®, Glacier Skywalk® and escape.connect.refresh.explore®. United States trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of business.

The Company owns patents that it believes provide competitive advantages in the marketplace for its exhibit and exhibition services. Its patented technology relating to a modular structure having a load-bearing surface provides efficiencies and cost savings in the design, manufacture, assembly, take down, and maintenance of displays and exhibitions. Its patented invention relating to a surface-covering installation tool and method not only reduces direct labor costs, but provides improved worker safety. The Company also owns a number of design patents for its retail merchandising units. United States utility patents are currently granted for a term of 20 years from the date a patent application is filed and United States design patents are currently granted for a term of 14 years from the date granted. The Marketing & Events Group has extensive design libraries with copyright protections and owns copyright registrations for a number of the designs within its design libraries. Copyright protection for such work is 95 years from the date of publication or 120 years from creation, whichever is shorter.

Although Viad believes that certain of its patents, trademarks, and copyrights have substantial value, it does not believe that the loss of any one of those patents, trademarks, or copyrights would have a material adverse effect on its financial condition or results of operations, or the financial condition or results of operations of any of its reporting segments.

Government Regulation and Compliance

Compliance with legal requirements and government regulations represents a normal cost of doing business. The principal regulations affecting the day-to-day businesses are rules and regulations relating to transportation (such as regulations promulgated by the U.S. Department of Transportation and its state counterparts), employees (such as regulations implemented by the Occupational Safety and Health Administration, equal employment opportunity laws, guidelines implemented pursuant to the Americans with Disabilities Act, and general federal and state employment laws), unionized labor (such as guidelines imposed by the National Labor Relations Act), and U.S. and Canadian regulations relating to national parks (such as regulations established by Parks Canada, the U.S. Department of the Interior, and the U.S. National Park Service).

Some of Viad’s current and former businesses are subject to U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. Compliance with federal, state and local environmental, health and safety provisions, including, but not limited to, those regulating the discharge of materials into the environment and other actions relating to the environment, have not had, and are not expected to have, a material effect on Viad’s capital expenditures, competitive position, financial condition or results of operations. See “Item 1A - Risk Factors - Liabilities relating to prior and discontinued operations may adversely affect results of operations” and Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for a discussion of the risks related to liabilities arising from the Company’s compliance with federal, state, and local environmental laws, which are incorporated herein by reference.

Employees

Viad’s businesses had 4,285 employees as of December 31, 2015 as follows:

	Number of Employees	Regular Full-Time Employees Covered by Collective Bargaining Agreements
Marketing & Events Group	3,634	1,113
Travel & Recreation Group	513	109
Viad Corporate and Shared Services Group	138	—
Total	4,285	1,222

Viad believes that relations with its employees are good and that collective-bargaining agreements expiring in 2016 will be renegotiated in the ordinary course of business without a material adverse effect on Viad’s operations.

Viad is governed by a Board of Directors comprised of seven non-employee directors and one employee director, and has an executive management team consisting of six executive officers.

Financial Information about Restructuring Charges

Refer to Note 19 - Restructuring Charges of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for information regarding restructuring charges.

Financial Information about Segments

Refer to Note 22 - Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for segment financial information.

Financial Information about Geographic Areas

Refer to Note 22 - Segment Information of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for geographic area financial information.

Available Information

Viad’s website address is www.viad.com. All of Viad’s filings with the Securities and Exchange Commission (“SEC”), including Viad’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on Viad’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained in Viad’s website is neither a part of, nor incorporated by reference into, this Annual Report on Form 10-K. In addition, the public may read and copy materials that Viad filed with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC’s website address is www.sec.gov.

Viad’s investor relations website is http://viad.investorroom.com/ and includes key information about the Company’s corporate governance initiatives, including its Corporate Governance Guidelines, charters of the committees of the Board of Directors, Code of Ethics, and information concerning Viad’s Board of Directors and methods for communicating with directors.

Item 1A. Risk Factors

Viad’s results of operations are subject to known and unknown risks. As a result, past financial performance and historical trends may not be reliable indicators of future performance.

Completed acquisitions may not perform as anticipated or be integrated as planned. Viad has acquired businesses and intends to continue to pursue opportunities to acquire businesses that complement, enhance or expand Viad’s current businesses, or offer growth opportunities to Viad. Acquisitions can involve a number of risks, including the failure to achieve the financial and strategic goals and other benefits from the acquisition; the inability to successfully integrate the acquired business into Viad’s ongoing businesses; the inability to retain key personnel or customers of the acquired business; the inability to successfully integrate financial reporting and internal control systems; increased debt; new regulatory requirements; the disruption of Viad’s ongoing businesses and distraction of senior management and employees of Viad from other opportunities and challenges due to the integration of the acquired business; and the potential existence of unknown liabilities or contingencies not disclosed to or known by Viad prior to closing the acquisition or not otherwise provided for through the purchase agreement. If Viad makes changes to its business strategy or if external conditions adversely affect its business operations, the Company may also be required to record an impairment charge to goodwill or intangible assets.

Viad’s businesses and results of operations are adversely affected by deterioration in general economic conditions. Viad’s businesses are sensitive to fluctuations in general economic conditions and are impacted by changes in the cost of materials and operating supplies. The results of operations for the U.S. Segment and the International Segment depends largely on the number of exhibitions held and on the size of exhibitors’ marketing expenditures, which in turn depend partly on the strength of particular industries in which exhibitors operate. The number and size of exhibitions generally decrease when the economy weakens.

Further, many exhibitors’ marketing budgets are partly discretionary, and are frequently among the first expenditures reduced by exhibitors when economic conditions deteriorate, resulting in reduced spending by exhibitors for the Company’s services. Marketing expenditures often are not increased until economic conditions improve. As a result, during periods of general economic weakness, the results of operations for the Marketing & Events Group are adversely affected.

Revenue from the Travel & Recreation Group depends largely on the amount of disposable income that consumers have available for travel and vacations. This amount decreases during periods of weak general economic conditions.

Viad’s results of operations are impacted by changes in foreign currency exchange rates. Viad conducts foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of those foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates, relative to the U.S. dollar, may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities.

In addition, for purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates, even when the functional currency amounts have not changed. Accordingly, fluctuations in the exchange rates affect overall profitability and historical period-to-period comparisons. Viad has not hedged its net earnings exposure arising from the translation of its foreign results of operations.

During 2015, the Marketing & Events Group derived approximately 28 percent of its revenue and 46 percent of its segment operating income from its International Segment. The Travel & Recreation Group derived approximately 73 percent of its 2015 revenue and 89 percent of its 2015 segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations in the Travel & Recreation Group.

Show rotation impacts overall profitability and makes comparisons between periods difficult. The business activities of the Marketing & Events Group are largely dependent upon the frequency, timing, and location of exhibitions and events. Some large exhibitions are not held annually (they may be held once every two or three years or longer) or may be held at a different time of year than when previously held. In addition, the same exhibition may be held in different locations in different years, and may result in Viad generating lower margins if the exhibition shifts to a higher-cost city. The factors described above may cause the results of operations for those businesses to fluctuate significantly from quarter to quarter or from year to year, making periodic comparisons difficult.

Viad’s businesses are adversely affected by disruptions in the travel industry, particularly those adversely affecting the hotel and airline industries. The success of Viad’s businesses depends largely on the ability and willingness of people, whether exhibitors, exhibition attendees, or others, to travel. Factors adversely affecting the travel industry as a whole, and particularly the airline and hotel industries, generally also adversely affect Viad’s businesses and results of operations. Factors that could adversely affect the travel industry as a whole include high or rising fuel prices, increased security and passport requirements, weather conditions, airline accidents, and international political instability and hostilities. Unexpected events of this nature, or other events that may have an impact on the availability and pricing of air travel and accommodations, could have a material adverse effect on Viad’s businesses and results of operations.

The failure of a large client to renew its services contract or the loss of business from exhibition facilities could adversely impact revenue. Although no single client accounted for more than 6.3 percent of Viad’s consolidated revenue in 2015, the U.S. Segment and the International Segment have a relatively small number of large exhibition event organizers and large customer accounts. Consistent with industry practice, and only after a favorable review of credit worthiness, some of those larger clients have also been granted extended payment terms. The loss of any of these large clients, or the failure of such clients to pay in accordance with any extended payment terms, could have a material adverse effect on the results of operations of the U.S Segment and the International Segment.

In addition, revenue of the Marketing & Events Group may be significantly impacted if certain exhibition facilities choose to in-source electrical, plumbing, or other services. When the Marketing & Events Group is hired as the official services contractor for an exhibition, the event organizer contractually grants an exclusive right to perform those electrical and plumbing services, subject to the exhibition facility’s option to in-source the services (either by performing the services themselves or by hiring a separate service provider). Many exhibition facilities are under financial pressure as a result of conditions generally affecting their industry, including an increased supply of exhibition space. As a result, some of those facilities have sought to in-source all or a large portion of those services. If a large number of facilities with which the Marketing & Events Group has those relationships choose to in-source those services, such a decision could have a material adverse effect on Viad’s results of operations.

Viad’s key businesses are relationship driven. The business activities of the U.S. Segment and the International Segment are heavily focused on client relationships, and, specifically, on the close collaboration and interaction with the client. Those relationships require the account team to become attuned to the client’s desires and expectations in order to provide top-quality service. Viad has in the past lost, and may in the future lose, important clients (and corresponding revenue) if a key member of the account team were to cease employment with the Company and take those customers to a competitor.

Viad’s future payment of special dividends should not be relied upon as a way to realize any future gains on an investment. The Board of Directors generally declares and pays regular dividends to Viad’s shareholders on a quarterly basis and also has paid special dividends, most recently in February 2014. The decision to declare a special dividend and the amount, timing, and payment of any such dividend are at the sole discretion of the Board. Factors in any decision to declare a dividend would include the amount of funds legally available and an evaluation of the Company’s financial condition, capital requirements, future prospects, and other factors deemed relevant by the Board. Accordingly, investors should not rely on the future payment of special dividends as a way to realize gains on their investment.

Viad’s businesses are seasonal, which causes results of operations to fluctuate and makes results of operations particularly sensitive to adverse events during peak periods. Exhibition and event activity for the U.S. Segment and the International Segment varies significantly depending on the frequency and timing of shows, as some shows are not held each year and some may shift between quarters. The Travel & Recreation Group experiences peak activity during the summer months. During 2015, 87 percent of the Travel & Recreation Group’s revenue was earned in the second and third quarters. Because of the seasonal nature of Viad’s businesses, adverse events or conditions occurring during peak periods could have a material adverse effect on Viad’s results of operations.

New capital projects may not be commercially successful. From time to time, in an effort to seize opportunities that complement, enhance, and expand its businesses, Viad pursues new capital projects. Capital projects are subject to a number of risks, including unanticipated delays, cost overruns, and the failure to achieve established financial and strategic goals, as well as additional risks specific to a project. The occurrence of any of the events described above could prevent a new capital project from performing in accordance with Viad’s commercial expectations and could have a material adverse effect on its businesses and results of operations.

Transportation disruptions and increases in transportation costs could adversely affect Viad’s businesses and results of operations. The U.S. Segment and the International Segment rely on independent transportation carriers to send materials and exhibits to and from exhibitions, warehouse facilities, and customer facilities. If Viad’s customers and suppliers were unable to secure the services of those independent transportation carriers at favorable rates, it could have a material adverse effect on Viad’s businesses and results of operations. In addition, disruption of transportation services because of weather-related problems, strikes, lockouts, or other events could adversely affect their ability to supply services to customers and could cause the cancellation of exhibitions, which may have a material adverse effect on the businesses and results of operations.

Union-represented labor creates an increased risk of work stoppages and higher labor costs. A significant portion of Viad’s employees are unionized and Viad’s businesses are party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. If the results of labor negotiations caused the Company to increase wages or benefits, which increases total labor costs, the increased costs could either be absorbed (which would adversely affect operating margins) or passed on to customers, which may lead customers to turn to other vendors in response to higher prices. Either event could have a material adverse effect on Viad’s businesses and results of operations.

Additionally, if the Company were unable to reach an agreement with a union during the collective-bargaining process, the union may strike or carry out other types of work stoppages. In such a circumstance, Viad might be unable to find substitute workers with the necessary skills to perform many of the services, or may incur additional costs to do so, which could have a material adverse effect on the Company’s businesses and results of operations.

Obligations to fund multi-employer pension plans, to which Viad contributes, may have an adverse impact on its results of operations. Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Viad’s contributions to those multi-employer plans in 2015 and 2014 totaled $22.0 million and $23.2 million, respectively. Viad does not directly manage those multi-employer plans, which are generally managed by boards of trustees. Based upon the information available to Viad from plan administrators, management believes that several of those multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. Viad cannot determine at this time the amount of additional funding, if any, it may be required to make to those plans. However, plan contribution increases, if any, could have a material adverse effect on Viad’s consolidated financial condition, results of operations, and cash flows. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Viad competes in competitive industries and increased competition could negatively impact its results of operations. Viad is engaged in a number of highly competitive industries. Competition in the Live Events industry and the exhibits and experiential environments industries is driven by price and service quality, among other factors. To the extent competitors seek to gain or retain their market presence through aggressive underpricing strategies, Viad may be required to lower its prices and rates to avoid loss of related business, thereby adversely affecting it results of operations. In addition, if Viad is unable to anticipate and respond as effectively as competitors to changing business conditions, including new technologies and business models, Viad could lose market share to its competitors. Viad’s inability to meet the challenges presented by the competitive environment could have a material adverse effect on its results of operations.

Liabilities relating to prior and discontinued operations may adversely affect results of operations. Viad and its predecessors have a corporate history spanning over eight decades and involving approximately 2,400 previous subsidiaries in diverse businesses, such as the manufacturing of locomotives, buses, industrial chemicals, fertilizers, pharmaceuticals, leather, textiles, food, and fresh meats. Some of those businesses used raw materials that have been, and may continue to be, subject to litigation. Moreover, some of the raw materials used and the waste produced by those businesses have been and are the subject of U.S. federal and state environmental regulations, including laws enacted under the Comprehensive Environmental Response, Compensation and Liability Act, or its state law counterparts. In addition, Viad may incur other liabilities, resulting from indemnification claims involving previously sold subsidiaries, as well as from past operations of predecessors or their subsidiaries. Although the Company believes it has adequate reserves and sufficient insurance coverage to cover those future liabilities, future events or proceedings could contradict with current assumptions, which could cause reserves or insurance to become inadequate and, ultimately, have a material adverse effect on Viad’s results of operations.

Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on Viad’s business. The occurrence of catastrophic events ranging from natural disasters (such as hurricanes and floods), health epidemics or pandemics, acts of war or terrorism, or the prospect of these events could disrupt Viad’s businesses. Such catastrophic events could impact the Marketing & Events Group’s production facilities, preventing the Company from timely completing exhibit fabrication and other projects for customers, and could also cause a cancellation of exhibitions and other events held in public venues or a disruption in the services the Company provides to its customers at convention centers, exhibition halls, hotels, and other public venues. Such catastrophic events could also adversely impact the Travel & Recreation Group businesses, which are heavily dependent on the ability and willingness of its guests to travel. The guests serviced by the Travel & Recreation Group tend to delay or postpone vacations if natural conditions differ from those that typically prevail at competing lodges, resorts and attractions during a given season, and catastrophic events could impede the guests’ ability to travel, interrupt the Company’s business operations, and/or cause damage to the Company’s properties. If the conditions arising from such events persist or worsen, they could have a material adverse effect on Viad’s results of operations and financial condition.

Improper disclosure of personal data could result in liability and harm the Company’s reputation. Viad’s businesses store and process a significant amount of personally identifiable information in connection with the services they provide to customers. If the Company’s security controls over personal data, training of employees and vendors on data security, and other practices and procedures do not prevent the improper disclosure of personally identifiable information, the Company’s reputation could be harmed, and the Company could face legal exposure to customers and other liabilities under laws that protect personal data, resulting in increased costs or loss of revenue. Certain of the Company’s services also enable its customers to store and process personal data. Perceptions that the Company’s services do not adequately protect the privacy of personal information could have a material adverse effect on Viad’s businesses and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Viad’s businesses operate service or production facilities and maintain sales and service offices in the United States, Canada, the United Kingdom, Germany, the United Arab Emirates, and the Netherlands. The principal properties of Viad are operated by the Marketing & Events Group, the Travel & Recreation Group, and Viad Corporate and Shared Services as follows:

Marketing & Events U.S. Segment

The U.S. Segment operates 20 offices and 25 multi-use facilities (manufacturing, sales and design, office, storage and/or warehouse, and truck marshaling yards). The multi-use facilities vary in size up to approximately 677,800 square feet. Two of the multi-use facilities are owned; all other properties are leased.

Marketing & Events International Segment

The International Segment operates 11 offices and 21 multi-use facilities, with three offices and eight multi-use facilities in Canada, four offices and six multi-use facilities in the United Kingdom, one office and two multi-use facilities in Germany, two offices and three multi-use facilities in the United Arab Emirates, and one office and two multi-use facilities in the Netherlands. The multi-use facilities vary in size up to approximately 133,600 square feet. All properties are leased or licensed.

Travel & Recreation Group

The Travel & Recreation Group operates four offices, 22 retail stores, one bus terminal, five garages, an icefield attraction, an observation platform attraction, a gondola lift attraction, a boat tour attraction, and 12 hotels/lodges (including ancillary food service and recreational facilities). All of the facilities are in the United States or Canada. The bus terminal, all of the hotels/lodges, one office, four garages, the icefield attraction, the gondola lift attraction, the observation platform attraction, and the boat tour attraction are owned. One garage and three offices are leased, and four hotels/lodges, an office and all of the owned garages and attractions are situated on land subject to multiple long-term ground leases with the Canadian government.

Viad Headquarters

The Company’s headquarters are leased and approximate 19,900 square feet, and are located at 1850 North Central Avenue, Suite 1900 in Phoenix, Arizona 85004-4565.

Management believes that the Company’s facilities are adequate and suitable for its business operations and that capacity is sufficient for current needs.

Item 3. Legal Proceedings

Refer to Note 21 - Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for information regarding legal proceedings for which the Company is involved.

Item 4. Mine Safety Disclosures.

Not applicable.

Other. Executive Officers of the Registrant

The executive officers of Viad as of March 11, 2016 were as follows:

Name	Age	Business Experience During the Past Five Years and Other Information
Steven W. Moster	46

President and Chief Executive Officer of Viad since 2014; President of the Marketing & Events Group since 2011; President of GES, a wholly-owned subsidiary of Viad, since 2010; prior thereto, independent consultant providing marketing and sales consultation services to 3 Day Blinds Corporation, a manufacturer and retailer of custom window coverings, from April 2010 to August 2010; prior thereto, Executive Vice President-Chief Sales & Marketing Officer of GES from 2008 to 2010; prior thereto, Executive Vice President-Products and Services of GES from 2006 to 2008; prior thereto Vice President-Products & Services Business of GES from 2005 to 2006; and prior thereto, Engagement Manager, Management Strategy Consulting for McKinsey & Company, a multinational management consulting firm, from 2000 to 2004.

Ellen M. Ingersoll	51

Chief Financial Officer since July 2002; prior thereto, Vice President-Controller or similar position since 2002; prior thereto, Controller of CashX, Inc., a service provider of stored value internet cards, from June 2001 through October 2001; prior thereto, Operations Finance Director of LeapSource, Inc., a provider of business process outsourcing, from 2000 to June 2001; and prior thereto, Vice President and Controller of Franchise Finance Corporation of America since 1992.

David W. Barry	53

President of the Travel & Recreation Group since June 2015; prior thereto, Chief Executive Officer and President of Trust Company of America, the largest independent registered investment adviser custodian in the United States, from 2011 to June 2015; prior thereto, Chief Executive Officer of The Alpine Group of Companies, the largest helicopter skiing company in the world and a division of Intrawest Resorts Holdings, Inc., a public company, from 2004 to 2011; prior thereto, Chief Executive Officer of The Alpine Group of Companies and President and Chief Operating Officer of Intrawest USA, a $500 million division of Intrawest Holdings Resorts, Inc. with 13,000 employees, from 2004 to 2007.

Deborah J. DePaoli	51

General Counsel and Secretary since 2011; prior thereto, Deputy General Counsel and Assistant Secretary from 2009 to 2011; prior thereto, Assistant General Counsel and Assistant Secretary from 2004 to 2009; prior thereto, held other attorney positions since joining Viad in 2000; prior thereto, Vice President and General Counsel, Outings on the Links, Inc. from 1996 to 2000; and prior thereto, Senior Associate and various legal positions with Gallagher & Kennedy, P.A. from 1991 to 1996.

Thomas M. Kuczynski	51

Chief Corporate Development & Strategy Officer since 2008; prior thereto, Senior Vice President, Corporate Development & Planning of The Nielsen Company, a media and marketing information company, from 2006 to 2008; prior thereto, Managing Director of The Pareto Group, a provider of strategic and investment advisory services, from 2004 to 2008; and prior thereto, Vice President of Penton Media, Inc., a business media firm producing magazines, trade shows, conferences and electronic media, from 1999 to 2003.

Leslie S. Striedel	53

Chief Accounting Officer since 2014; prior thereto, Vice President of Finance from March 2014 to April 2014; prior thereto, Vice President of Finance and Administration or similar positions with Colt Defense LLC, a designer, developer and manufacturer of firearms for military, personal defense and recreational purposes, from 2010 to 2013; prior thereto, Vice President of Finance, Director of Financial Reporting and Compliance and Corporate Controller of White Electronics Designs Corp. (now a subsidiary of Microsemi Corporation), a public company manufacturing circuits and semiconductors, from 2004 to 2010; and prior thereto, Corporate Controller of MD Helicopters, an international helicopter manufacturer, Corporate Controller of Fluke Networks (formerly Microtest, Inc.), a publicly-traded manufacturing and technology company, and Senior Tax Manager of KPMG LLP.

The term of office of the executive officers is until the next annual organization meeting of the Board of Directors of Viad, which is scheduled for May 19, 2016.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Viad’s common stock is traded on the New York Stock Exchange under the symbol VVI. The high and low common stock market prices per share are as follows:

	2015		2014
	High	Low	High	Low
First Quarter	$28.82	$24.73	$28.62	$23.27
Second Quarter	$28.53	$26.21	$25.52	$21.95
Third Quarter	$29.75	$25.01	$23.27	$20.22
Fourth Quarter	$32.89	$28.22	$27.41	$19.92

Holders

As of January 31, 2016, there were a total of 6,311 shareholders of record of Viad’s common stock, including 406 shareholders that had not converted their shares following a stock split effective on July 1, 2004.

Dividends

For the year ended December 31, 2015, Viad’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payable Date
December 3, 2015	$0.10	December 18, 2015	January 4, 2016
August 26, 2015	$0.10	September 11, 2015	October 1, 2015
May 21, 2015	$0.10	June 5, 2015	July 1, 2015
February 25, 2015	$0.10	March 13, 2015	April 1, 2015

For the year ended December 31, 2014, Viad’s Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Payable Date
December 4, 2014	$0.10	December 19, 2014	January 2, 2015
August 27, 2014	$0.10	September 12, 2014	October 1, 2014
May 22, 2014	$0.10	June 6, 2014	July 1, 2014
February 26, 2014	$0.10	March 14, 2014	April 1, 2014
January 24, 2014	$1.50	February 7, 2014	February 14, 2014

Issuer Purchases of Equity Securities

The following table is the total number of shares of Viad’s common stock that were repurchased during the fourth quarter of 2015 by Viad pursuant to publicly announced plans or programs, as well as from employees, former employees, and non-employee directors surrendering previously owned Viad common stock (outstanding shares) to pay the taxes in connection with the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	440,540
November 1, 2015 - November 30, 2015	1,285	$31.15	—	440,540
December 1, 2015 - December 31, 2015	—	$—	—	440,540
Total	1,285	$31.15	—	440,540

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. No shares were repurchased on the open market during the three months ended December 31, 2015. The authorization of the Board of Directors does not have an expiration date.

Effective February 24, 2016, Viad executed an amendment (the “Credit Agreement Amendment”) to its $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement allowed Viad to make dividends, distributions, and repurchases with respect to the Company’s common stock in an amount of up to $20 million per calendar year, but restricted Viad from making any further stock dividends, distributions, or repurchases above such an amount unless the Company’s leverage ratio was less than or equal to 2.00 to 1.00, no default or unmatured default, as defined in the Credit Agreement, existed, and the liquidity amount (defined as cash in the U.S. and Canada, plus available revolver borrowings on a pro forma basis) was at least $100 million. Under the Credit Agreement Amendment, stock dividends, distributions, and repurchases above $20 million per calendar year are no longer subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. The Credit Agreement Amendment does not affect Viad’s right under the Credit Agreement to repurchase stock and pay dividends up to $20 million per calendar year.  For additional information on the Credit Agreement and the Credit Agreement Amendment, refer to Note 11 – Debt and Capital Lease Obligations and Note 26 – Subsequent Events of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

Performance Graph

The following graph compares the change from January 1, 2011 to December 31, 2015 in the cumulative total shareholder return on Viad’s common stock, the Standard & Poor’s SmallCap 600 Media Index, the Standard & Poor’s SmallCap 600 Commercial Services & Supplies Index, the Standard & Poor’s SmallCap 600 Index, the Russell 2000 Index, and Standard & Poor’s 500 Index (assuming reinvestment of dividends, as applicable). The graph assumes $100 was invested on January 1, 2011.

	Year Ended December 31,
	2010	2011	2012	2013	2014	2015
Viad Corp	$100.00	$69.17	$108.93	$124.36	$129.00	$138.57
S&P 500	$100.00	$102.11	$118.44	$156.79	$178.21	$180.65
Russell 2000	$100.00	$95.82	$111.51	$154.79	$162.39	$155.23
S&P SmallCap 600	$100.00	$101.01	$117.47	$166.00	$175.53	$172.00
S&P 600 Comm. Services & Supplies	$100.00	$87.44	$114.35	$163.98	$162.86	$158.94
S&P 600 Media Index	$100.00	$77.26	$87.85	$142.89	$167.63	$176.61

Item 6. Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Summary Statement of Operations Data (1)
Revenue (2) :
Exhibition and event services	$799,752	$772,770	$685,350	$726,429	$670,054
Exhibits and environments	177,126	171,698	159,554	175,611	170,496
Travel and recreation services (3),(4)	112,170	120,519	108,443	104,604	87,219
Total revenue	$1,089,048	$1,064,987	$953,347	$1,006,644	$927,769
Income from continuing operations (5)	$27,442	$41,178	$19,320	$3,553	$7,544
Income from continuing operations attributable to Viad common stockholders	$27,000	$40,790	$19,437	$3,348	$7,361
Basic and diluted income from continuing operations attributable to Viad common stockholders per share (5)	$1.34	$2.02	$0.96	$0.17	$0.36
Dividends declared per common share	$0.40	$1.90	$2.90	$0.28	$0.16
Other Data
Adjusted EBITDA (6)	$76,801	$73,954	$59,157	$53,971	$40,527

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Summary Balance Sheet Data
Cash and cash equivalents	$56,531	$56,990	$45,821	$114,171	$100,376
Total assets	$692,295	$714,943	$561,932	$650,577	$617,828
Total debt and capital lease obligations	$128,975	$141,020	$11,668	$2,226	$3,239
Total stockholders’ equity	$335,338	$347,702	$356,543	$397,032	$386,179
Noncontrolling interest	$12,757	$12,315	$9,102	$8,971	$8,285

(1)	The 2013 amounts and prior years have been adjusted for discontinued operations related to the expiration of Glacier Park’s concession contract with the Park Service on December 31, 2013.
(2)

The 2014 amounts include an aggregate $21.2 million in revenue from the acquisitions of the West Glacier Properties, Blitz, onPeak, and N200. Refer to Note 3 - Acquisition of Businesses of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

(3)	The 2012 amounts include $5.2 million in revenue from the acquisition of the Banff International Hotel.
(4)	The 2011 amounts include an aggregate $9.7 million in revenue from the acquisitions of Grouse Mountain Lodge, St. Mary Lodge, Denali Backcountry Lodge, and Denali Cabins.
(5)	Income from continuing operations includes the following items:
•

Restructuring charges, net of tax, of $1.9 million, $1.0 million, $2.6 million, $3.3 million, and $2.5 million in 2015, 2014, 2013, 2012, and 2011, respectively. Refer to Note 19 - Restructuring Charges of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

•

Impairment charges, net of tax, of $0.1 million, $0.5 million, and $1.6 million in 2015, 2014 and 2013, respectively. Refer to Note 6 - Property and Equipment and Note 8 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

•

Income tax expense in 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. Income tax expense in 2014 included the release of $11.7 million of the valuation allowance related to the Company’s foreign tax credit and state NOL carryforwards. Income tax expense in 2012 included a $13.4 million valuation allowance for certain deferred assets associated with foreign tax credit carryforwards. Refer to Note 17 - Income Taxes of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

(6)	Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Annual Report on Form 10-K) for a discussion of the “Non-GAAP Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes of Viad Corp (“Viad” or the “Company”). The MD&A is intended to assist in providing an understanding of the Company’s financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Viad Corp’s actual results could differ materially from those anticipated due to various factors discussed under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Overview

Viad is an international experiential services company with operations in the United States, Canada, the United Kingdom, continental Europe, and the United Arab Emirates. Viad is committed to providing best in class experiences to its clients, customers, and guests by offering products and services designed to meet their current and future needs. Viad operates through three reportable business segments: the Marketing & Events U.S. Segment (the “U.S. Segment”), the Marketing & Events International Segment (the “International Segment”) (collectively, the “Marketing & Events Group”), and the Travel & Recreation Group.

The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global, full-service provider for live events. GES uniquely combines the art of high-impact creativity, service, and expertise with the science of easy-to-use technology, strategy, and worldwide logistics to help clients gain a greater return at their events and enhance the exhibitor experience.

The Travel & Recreation Group provides experiential travel services in iconic locations which enjoy perennial demand. The Travel & Recreation Group offers guests distinctive and world renowned experiences through its collection of unique hotels, lodges, recreational attractions, and transportation services. The Company remains focused on building powerful new experiences and enhancing a unique portfolio of integrated tourism assets.

Non-GAAP Measures

In addition to disclosing financial results that are determined in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company also discloses the following non-GAAP financial measures:

•

“Adjusted EBITDA” is defined by Viad as net income attributable to Viad before the Company’s portion of interest expense, income taxes, depreciation and amortization, impairment charges and recoveries, changes in accounting principles, and the effects of discontinued operations. Adjusted EBITDA is utilized by management to measure the profit and performance of Viad’s operations and to facilitate period-to-period comparisons. Refer to the table below for a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income attributable to Viad.

•

“Adjusted Segment EBITDA” is defined by Viad as segment operating income before non-cash depreciation and amortization and integration costs, if any. Segment operating income is a GAAP measure defined as income from continuing operations before corporate activities, interest expense and interest income, income taxes, restructuring charges, impairment losses and recoveries, and the reduction for income attributable to non-controlling interest. Adjusted Segment EBITDA is utilized by management to measure the profit and performance of Viad’s operating segments and acquisitions to facilitate period-to-period comparisons. For a discussion of how this metric is used in connection with 2016 full year acquisition performance expectations, refer to the “Forward Looking Non-GAAP Financial Measures” section of this MD&A. Management believes that Adjusted Segment EBITDA for acquisitions enables investors to assess how effectively management is investing capital into major corporate development projects, both from a valuation and return perspective.

•

“Organic revenue” and “organic segment operating income” are defined by Viad as revenue and segment operating income, respectively, without the impact of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods. The impact of exchange rate variances is calculated as the difference between current period activity translated at the current period’s exchange rates and the comparable prior period’s exchange rates. Management believes that the presentation of “organic” results permits investors to better understand Viad’s performance without the effects of exchange rate variances or acquisitions. Refer to the “Results of Operations” section of this MD&A for reconciliations of organic revenue and organic segment operating income to the most directly comparable GAAP measures, revenue and segment operating income.

Management believes that the presentation of Adjusted EBITDA, Adjusted Segment EBITDA, organic revenue, and organic segment operating income (collectively, the “Non-GAAP Measures”) provides useful information to investors regarding Viad’s results of operations for trending, analyzing, and benchmarking the performance and value of Viad’s business. The presentation of the Non-GAAP Measures is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. The Non-GAAP Measures should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

The Non-GAAP Measures are considered useful operating metrics as potential variations arising from taxes, depreciation and amortization, debt service costs, impairment charges and recoveries, changes in accounting principles, and the effects of discontinued operations are eliminated, thus resulting in additional measures considered to be indicative of Viad’s ongoing operations and segment performance. Although the Non-GAAP Measures are used as financial measures to assess the performance of the business, the use of these measures is limited because these measures do not consider material costs, expenses, and other items necessary to operate the business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets, expenses related to U.S. federal, state, local and foreign income taxes, impairment charges or recoveries, and the effects of accounting changes and discontinued operations. Since the Non-GAAP Measures do not consider the above items, a user of Viad’s financial information should consider net income attributable to Viad and organic segment operating income as important measures of financial performance because both provide a more complete measure of the Company’s performance.

A reconciliation of net income attributable to Viad to Adjusted EBITDA is as follows:

(in thousands)	2015	2014	2013
Net income attributable to Viad	$26,606	$52,354	$21,555
Depreciation and amortization	35,231	30,792	27,967
Interest expense	4,535	2,015	1,234
Income tax expense	10,493	109	8,310
Impairment charges	96	884	3,049
(Income) loss from discontinued operations	394	(11,564)	(2,118)
Noncontrolling interest	(554)	(636)	(840)
Adjusted EBITDA	$76,801	$73,954	$59,157

Adjusted EBITDA increased $2.8 million in 2015 primarily due to lower corporate costs, offset in part by higher restructuring charges. Adjusted EBITDA increased $14.8 million in 2014 primarily due to higher segment operating income at both the Marketing & Events Group and Travel & Recreation Group and lower restructuring charges, partially offset by higher corporate costs. Refer to the Results of Operations section of this MD&A for a discussion of fluctuations.

Forward-Looking Non-GAAP Financial Measures

The Company has also provided Adjusted Segment EBITDA, formerly referred to as “segment EBITDA,” as a forward-looking Non-GAAP Measure within the Results of Operations section of this MD&A. The Company does not provide a reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure because, due to variability and difficulty in making accurate forecasts and projections and/or certain information not being ascertainable or accessible, not all of the information necessary for quantitative reconciliation of this forward-looking Non-GAAP Measure to the most directly comparable GAAP financial measure is available to the Company without unreasonable efforts. Consequently, any attempt to disclose such reconciliation would imply a degree of precision that could be confusing or misleading to investors. It is probable that the forward-looking Non-GAAP Measure provided without the directly comparable GAAP financial measure may be materially different from the corresponding Non-GAAP Measure.

Results of Operations

Financial Highlights

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Revenue	$1,089,048	$1,064,987	$953,347	2.3%	11.7%
Segment operating income	$54,584	$59,866	$41,911	(8.8)%	42.8%
Income (loss) from discontinued operations attributable to Viad common stockholders	$(394)	$11,564	$2,118	**	**
Net income attributable to Viad	$26,606	$52,354	$21,555	(49.2)%	**
Diluted income per common share from continuing operations attributable to Viad common stockholders	$1.34	$2.02	$0.96	(33.7)%	**

** Change is greater than +/- 100 percent.

2015 compared with 2014

•

Total revenue increased $24.1 million or 2.3 percent, primarily due to incremental revenue from the acquisitions of onPeak, Blitz, N200, and the West Glacier Properties of $49.1 million, U.S. base same-show revenue growth of 8 percent, and new business wins in the Marketing & Events Group as well as revenue growth in attractions in the Travel & Recreation Group, offset in part by negative show rotation of approximately $71 million and an unfavorable foreign exchange impact of $39.7 million. Management defines base same-show revenue as revenue derived from shows that the Company produced out of the same city during the same quarter in each year.

•

Total segment operating income decreased $5.3 million or 8.8 percent, primarily due to higher performance-based incentives, non-cash depreciation and amortization from acquisitions completed in 2014 of $7.3 million, and an unfavorable foreign exchange impact of $5.7 million, offset in part by flow through from higher revenue.

•	Income (loss) from discontinued operations attributable to Viad decreased $12.0 million due to the income in 2014 related to the expiration of Glacier Park’s concession contract with the Park Service.
•

Net income attributable to Viad decreased $25.7 million or 49.2 percent, primarily due to decreased segment operating income, the discontinued operations income in 2014 related to the expiration of Glacier Park’s concession contract with the Park Service, and the $11.7 million reversal of a valuation allowance in 2014 in connection with the Company’s analysis of its deferred tax assets.

2014 compared with 2013

•

Total revenue increased $111.6 million or 11.7 percent, primarily due to positive show rotation of approximately $69 million, U.S. base same-show revenue growth of 6.4 percent, and incremental revenue from the acquisitions of onPeak, Blitz, N200, and the West Glacier Properties of $21.3 million, as well as revenue growth in attractions in the Travel & Recreation Group largely due to the Glacier Skywalk (opened May 2014).

•	Total segment operating income increased $18.0 million or 42.8 percent, primarily due to flow through from higher revenue and increased margins in all three reportable segments.
•

Income from discontinued operations attributable to Viad increased $9.4 million due to the income in 2014 related to the expiration of Glacier Park’s concession contract with the Park Service on December 31, 2013. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business were reclassified as discontinued operations.

•

Net income attributable to Viad increased $30.8 million primarily due to an $11.7 million reversal of a valuation allowance in 2014 in connection with the Company’s analysis of its deferred tax assets, income in 2014 related to the expiration of Glacier Park’s concession contract with the Park Service, and increased segment operating income.

Foreign Exchange Rate Variances

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries.

The following tables summarize the effects of foreign exchange rate variances on revenue and segment operating results (or “FX Impact”) from Viad’s significant international operations for the years ended December 31, 2015, 2014, and 2013, excluding the effect of 2014 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.78	$0.90	$(9,420)	$0.80	$0.88	$(336)
United Kingdom	$1.53	$1.65	(13,380)	$1.52	$1.66	(652)
Germany	$1.11	$1.32	(3,200)	$1.10	$1.35	(56)
			(26,000)			(1,044)
Travel & Recreation Group:
Canada	$0.78	$0.92	(13,705)	$0.78	$0.93	(4,638)
			$(39,705)			$(5,682)

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	2014	2013		2014	2013
Marketing & Events Group:
Canada	$0.90	$0.97	$(4,635)	$0.88	$0.99	$(211)
United Kingdom	$1.65	$1.56	9,105	$1.66	$1.57	460
Germany	$1.32	$1.33	(58)	$1.35	$1.33	2
			4,412			251
Travel & Recreation Group:
Canada	$0.92	$0.96	(4,735)	$0.93	$0.96	(877)
			$(323)			$(626)

Viad’s 2015 operating results were primarily impacted by the weakening of the British pound and the Canadian dollar relative to the U.S. dollar. Viad’s 2014 operating results were primarily impacted by the weakening of the Canadian dollar and the strengthening of the British pound relative to the U.S. dollar. Future changes in the exchange rates may impact overall expected profitability and historical period-to-period comparisons when operating results are translated into U.S. dollars.

Analysis of Operating Results by Reportable Segment

Marketing & Events Group

2015 compared with 2014

The following table provides a comparison of the Marketing & Events Group’s reported operating results to organic operating results for the years ended December 31, 2015 and 2014 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2015				Year Ended December 31, 2014			Change
(in thousands)	As Reported	Acquisitions (1)	FX Impact	Organic (2)	As Reported	Acquisitions (1)	Organic (2)	As Reported	Organic (2)
Revenue:
Marketing & Events Group:
U.S. Segment	$720,882	$30,916	$—	$689,966	$710,835	$6,123	$704,712	1.4%	(2.1)%
International Segment	272,634	34,066	(26,000)	264,568	249,649	10,589	239,060	9.2%	10.7%
Intersegment eliminations	(16,638)	—	—	(16,638)	(16,016)	—	(16,016)	(3.9)%	(3.9)%
Total Marketing & Events Group	$976,878	$64,982	$(26,000)	$937,896	$944,468	$16,712	$927,756	3.4%	1.1%
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$14,563	$6,419	$—	$8,144	$21,400	$(252)	$21,652	(31.9)%	(62.4)%
International Segment	12,211	1,132	(1,044)	12,123	10,339	186	10,153	18.1%	19.4%
Total Marketing & Events Group	$26,774	$7,551	$(1,044)	$20,267	$31,739	$(66)	$31,805	(15.6)%	(36.3)%

(1) Acquisitions for the U.S Segment include onPeak (acquired in October 2014). Acquisitions for the International Segment include Blitz (acquired in September 2014) and N200 (acquired in November 2014).

(2) Organic operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic operating results, see the “Non-GAAP Measures” section of this MD&A.

U.S. Segment

U.S. Segment revenue increased $10.0 million or 1.4 percent, primarily due to incremental revenue of $24.8 million from the acquisition of onPeak, base same-show revenue growth of 8.0 percent, new business wins, and increased sales to corporate clients, offset in part by negative show rotation of approximately $75 million. Base same-shows represented 44.7 percent of the 2015 U.S. Segment organic revenue. Organic revenue decreased $14.7 million or 2.1 percent.

U.S. Segment operating income decreased $6.8 million or 31.9 percent, primarily due to negative show rotation revenue and higher performance-based incentives, offset in part by incremental segment operating income of $6.7 million from the acquisition of onPeak. Organic operating income decreased $13.5 million or 62.4 percent.

International Segment

International Segment revenue increased $23.0 million or 9.2 percent, primarily driven by incremental revenue of $23.5 million from the acquisitions of Blitz and N200, new business wins, increased client spending, and positive show rotation revenue of approximately $4 million, offset in part by an unfavorable FX Impact of $26.0 million. Organic revenue increased $25.5 million or 10.7 percent.

International Segment operating income increased $1.9 million or 18.1 percent, primarily due to higher organic revenue and incremental segment operating income from the acquisitions of Blitz and N200 of $0.9 million, offset in part by higher performance-based incentives and an unfavorable FX Impact of $1.0 million. Organic operating income increased $2.0 million or 19.4 percent.

2016 Outlook

Although the Marketing & Events Group has a diversified revenue base and long-term contracts for future shows, its revenue is affected by general economic and industry-specific conditions. The prospects for individual shows tend to be driven by the success of the industry related to those shows. In general, the exhibition and event industry is experiencing modest growth.

For the 2016 full year, management expects the Marketing & Events Group’s revenue to be up high-single digits from 2015 driven by positive show rotation of approximately $50 million to $55 million, new business wins, and continued same-show growth, partially offset by an unfavorable FX Impact. Management anticipates an unfavorable FX Impact on the Marketing & Events Group’s 2016 full year revenue and segment operating income of approximately $17 million and $1 million, respectively. Management expects U.S. base same-show revenue to increase at a mid-single digit rate.

Management is executing a strategic growth plan to position the Marketing & Events Group as the preferred, global full-service provider of live events, with further reach to exhibitions, congresses and conferences, corporate events, and consumer events. In support of this strategy, the Company acquired Blitz, onPeak, and N200 during 2014. The Company continues to pursue opportunities to acquire businesses with proven products and services that complement, enhance, or expand the current business or offer growth opportunities to create the most comprehensive suite of services for the Live Events industry.

Additionally, management remains focused on improving the profitability of the U.S. Segment through continued efforts to more effectively manage labor costs by driving productivity gains through rigorous and strategic pre-show planning that reduces the ratio of labor costs to revenue. Improving this metric is a top priority of management and the Company continues to develop and enhance tools to support and systematize show site labor planning, measurement and benchmarking.

2014 compared with 2013

The following table provides a comparison of the Marketing & Events Group’s reported operating results to organic operating results for the years ended December 31, 2014 and 2013 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2014				Year Ended December 31, 2013			Change
(in thousands)	As Reported	Acquisitions (1)	FX Impact	Organic (2)	As Reported	Acquisitions	Organic (2)	As Reported	Organic (2)
Revenue:
Marketing & Events Group:
U.S. Segment	$710,835	$6,123	$—	$704,712	$628,856	$—	$628,856	13.0%	12.1%
International Segment	249,649	10,589	4,412	234,648	229,312	—	229,312	8.9%	2.3%
Intersegment eliminations	(16,016)	—	—	(16,016)	(13,264)	—	(13,264)	(20.7)%	(20.7)%
Total Marketing & Events Group	$944,468	$16,712	$4,412	$923,344	$844,904	$—	$844,904	11.8%	9.3%
Segment operating income (loss):
Marketing & Events Group:
U.S. Segment	$21,400	$(252)	$—	$21,652	$11,024	$—	$11,024	94.1%	96.4%
International Segment	10,339	186	251	9,902	9,068	—	9,068	14.0%	9.2%
Total Marketing & Events Group	$31,739	$(66)	$251	$31,554	$20,092	$—	$20,092	58.0%	57.0%

(1) Acquisitions for the U.S Segment include onPeak (acquired in October 2014). Acquisitions for the International Segment include Blitz (acquired in September 2014) and N200 (acquired in November 2014).

(2) Organic operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic operating results, see the “Non-GAAP Measures” section of this MD&A.

U.S. Segment

U.S Segment revenue increased $82.0 million or 13.0 percent, primarily due to positive show rotation revenue of approximately $69 million, base same-show revenue growth of 6.4 percent, incremental revenue of $6.1 million from the acquisition of onPeak, and higher revenue from corporate clients, offset in part by the loss of the International Consumer Electronics Show. Base same-shows represented approximately 39 percent of the 2014 U.S. Segment revenue. Organic revenue increased $75.9 million or 12.1 percent.

U.S. Segment operating income increased $10.4 million or 94.1 percent, primarily due to higher organic revenue, offset in part by a non-recurring gain of $4.8 million in 2013 related to the sale of a facility and higher performance-based incentives in 2014. Organic operating income increased $10.6 million or 96.4 percent.

International Segment

International Segment revenue increased $20.3 million or 8.9 percent, primarily due to incremental revenue of $10.6 million from the acquisitions of Blitz and N200 and a favorable FX Impact of $4.4 million. Organic revenue increased $5.3 million or 2.3 percent.

International Segment operating income increased $1.3 million or 14.0 percent, primarily due to higher organic revenue, a favorable FX Impact of $0.3 million, and operating income of $0.2 million from the acquisitions of Blitz and N200. Organic operating income increased $0.8 million or 9.2 percent.

Travel & Recreation Group

2015 compared with 2014

The following table provides a comparison of the Travel & Recreation Group’s reported operating results to organic operating results for the years ended December 31, 2015 and 2014 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2015				Year Ended December 31, 2014			Change
(in thousands)	As Reported	Acquisitions (1)	FX Impact	Organic (2)	As Reported	Acquisitions (1)	Organic (2)	As Reported	Organic (2)
Revenue:
Travel & Recreation Group:
Hospitality	$41,605	$5,470	$(1,997)	$38,132	$42,689	$4,637	$38,052	(2.5)%	0.2%
Attractions	42,405	—	(7,444)	49,849	44,691	—	44,691	(5.1)%	11.5%
Package Tours	15,863	—	(2,453)	18,316	19,336	—	19,336	(18.0)%	(5.3)%
Transportation	13,999	—	(2,111)	16,110	15,954	—	15,954	(12.3)%	1.0%
Intra-Segment Eliminations & Other	(1,702)	—	300	(2,002)	(2,151)	—	(2,151)	20.9%	6.9%
Total Travel & Recreation Group	$112,170	$5,470	$(13,705)	$120,405	$120,519	$4,637	$115,882	(6.9)%	3.9%
Segment operating income:
Total Travel & Recreation Group	$27,810	$1,547	$(4,638)	$30,901	$28,127	$1,511	$26,616	(1.1)%	16.1%

(1) Acquisitions include the West Glacier Properties (acquired in July 2014).

(2) Organic operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic operating results, see the “Non-GAAP Measures” section of this MD&A.

Travel & Recreation Group revenue decreased $8.3 million or 6.9 percent, primarily due to an unfavorable FX Impact of $13.7 million. Organic revenue increased $4.5 million or 3.9 percent, primarily due to higher effective ticket prices at the attractions and an increase in the number of passengers at the Columbia Icefield Glacier Adventure.

Travel & Recreation Group operating income decreased $0.3 million or 1.1 percent, primarily due to an unfavorable FX Impact of $4.6 million. Organic operating income increased $4.3 million or 16.1 percent, primarily driven by increased attractions revenue.

2016 Outlook

Management expects the Travel & Recreation Group’s revenue to be down low-single digits from 2015 due to changes in Brewster’s package tours and transportation lines of business, which are expected to impact revenue by approximately $7 million to $9 million as management streamlines those operations to focus on higher return opportunities, an unfavorable FX Impact, and renovation closures at the Banff Gondola which are expected to decrease revenue by approximately $1 million. Management anticipates an unfavorable FX Impact on the Travel & Recreation Group’s 2016 full year revenue and segment operating income of approximately $8 million and $2 million, respectively.

Management expects the January 2016 acquisition of Maligne Tours Ltd. (“Maligne Lake Tours”) to provide revenue of approximately $5 million and Adjusted Segment EBITDA of approximately $2 million.

2014 compared with 2013

The following table provides a comparison of the Travel & Recreation Group’s reported operating results to organic operating results for the years ended December 31, 2014 and 2013 in order to better understand the underlying performance of the segment without the effects of acquisitions or FX Impact.

	Year Ended December 31, 2014				Year Ended December 31, 2013			Change
(in thousands)	As Reported	Acquisitions (1)	FX Impact	Organic (2)	As Reported	Acquisitions	Organic (2)	As Reported	Organic (2)
Revenue:
Travel & Recreation Group:
Hospitality	$42,689	$4,637	$(804)	$38,856	$38,236	$—	$38,236	11.6%	1.6%
Attractions	44,691	—	(2,290)	46,981	36,102	—	36,102	23.8%	30.1%
Package Tours	19,336	—	(847)	20,183	18,950	—	18,950	2.0%	6.5%
Transportation	15,954	—	(904)	16,858	17,247	—	17,247	(7.5)%	(2.3)%
Intra-Segment Eliminations & Other	(2,151)	—	110	(2,261)	(2,092)	—	(2,092)	(2.8)%	(8.1)%
Total Travel & Recreation Group	$120,519	$4,637	$(4,735)	$120,617	$108,443	$—	$108,443	11.1%	11.2%
Segment operating income:
Total Travel & Recreation Group	$28,127	$1,511	$(877)	$27,493	$21,819	$—	$21,819	28.9%	26.0%

(1) Acquisitions include the West Glacier Properties (acquired in July 2014).

(2) Organic operating results are non-GAAP financial measures that adjust for the impacts of exchange rate variances and acquisitions, if any, until such acquisitions are included in the entirety of both comparable periods presented. For more information about organic operating results, see the “Non-GAAP Measures” section of this MD&A.

Travel & Recreation Group revenue increased $12.1 million or 11.1 percent, primarily driven by attractions and incremental revenue of $4.6 million from the West Glacier Properties acquisition, offset in part by an unfavorable FX Impact of $4.7 million. Organic revenue increased $12.2 million or 11.2 percent, primarily due to the opening of the Glacier Skywalk attraction and increased passenger counts at the Columbia Icefield Glacier Adventure, the Banff Gondola, and the Banff Lake Cruise. Hospitality revenue increased slightly primarily due to increases at the Banff International Hotel, the Mount Royal Hotel, and the Glacier View Inn, which benefitted from strong visitation to Banff and Jasper National Parks, as well as Grouse Mountain Lodge driven by the Company’s renovations in 2012 and 2013. The increases at these properties were offset in part by decreased revenue at the Denali Backcountry Lodge due to flooding at the end of June 2014 and at Glacier Park Lodge which experienced especially strong occupancy in 2013 as a result of its centennial anniversary. Transportation revenue decreased primarily due to reduced business for the Denali Backcountry Adventure. Package tours revenue increased primarily due to higher group and individual business.

Travel & Recreation Group operating income increased $6.3 million or 28.9 percent, primarily due to higher revenue, offset in part by an unfavorable FX Impact of $0.9 million. Organic operating income increased $5.7 million or 26.0 percent, primarily driven by increased attractions revenue.

Performance Measures

Management uses the following key business metrics to evaluate the Travel & Recreation Group hospitality business: revenue per available room (“RevPAR”), average daily rate (“ADR”), and occupancy. These metrics are commonly used in the hospitality industry to measure performance.

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

•

Occupancy. Occupancy is calculated as the total number of room nights sold divided by the total number of room nights available for all comparable Travel & Recreation Group hospitality properties during the period. Occupancy measures the utilization of the available capacity at the hospitality properties. Increases in occupancy result in increases in rooms revenue and additional variable operating costs (including housekeeping services, utilities, and room amenity costs), as well as increased ancillary non-rooms revenue (including food and beverage and retail revenue).

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

2015 compared with 2014

The following table provides Travel & Recreation Group same-store key performance indicators for the years ended December 31, 2015 and 2014. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2015	2014	Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	218,915	218,913	0.0%
RevPAR	$96	$95	1.1%
ADR	$144	$139	3.6%
Occupancy	66.7%	68.2%	-1.5%
Attractions:
Passengers	1,340,175	1,353,314	-1.0%
Revenue Per Passenger	$32	$28	14.3%

(1) The Same-Store Key Performance Indicators exclude the West Glacier Properties (acquired in July 2014), as it was not included in the entirety of 2014.

Hospitality. Room nights available were relatively flat in 2015. The slight increase was due to additional room nights available from the Denali Cabins due to its opening ten days earlier than the prior year as a result of management’s review of a variety of factors, including the weather conditions, opening dates of other properties in the area, and availability of seasonal employees. Additionally, the Grouse Mountain Lodge added one guest room in 2015, offset in part by St. Mary Lodge closing eight days earlier than the prior year due to the Going-to-the-Sun Road closure for construction.

RevPAR increased in 2015 primarily driven by the Alaska Denali Travel and Brewster properties, offset in part by decreases at certain Glacier Park properties (Glacier Park Lodge, St. Mary Lodge, and Grouse Mountain Lodge) as a result of forest fires during the third quarter of 2015. ADR increased for the Alaska Denali Travel and Brewster properties due to higher room rates charged. Occupancy decreased in 2015 primarily due to forest fires that affected certain Glacier Park properties and decreases at the Banff International Hotel due to planned room renovation activity, offset in part by the Denali Backcountry Lodge which experienced a strong increase in occupancy in 2015 due to flooding in June 2014.

Attractions. Revenue per passenger increased primarily due to higher effective ticket prices. The number of passengers decreased during 2015 at the Glacier Skywalk, which is attributed to widespread marketing efforts and a strong opening in 2014, and at the Banff Gondola due to the closure in October 2015 as part of the redevelopment project. The decrease in the number of passengers was offset in part by an increase in the number of passengers at the Columbia Icefield Glacier Adventure. Excluding the Banff Gondola fourth quarter passengers, total attraction passengers would have increased 2.4 percent in 2015.

2014 compared with 2013

The following table provides Travel & Recreation Group same-store key performance indicators for the years ended December 31, 2014 and 2013. The same-store metrics below indicate the performance of all Travel & Recreation Group properties and attractions that were owned by Viad and operating at full capacity, considering seasonal closures, for the entirety of both periods presented. For Travel & Recreation Group properties and attractions located in Canada, comparisons to the prior year are on a constant U.S. dollar basis, using the current year quarterly average exchange rates for previous periods, to eliminate the FX Impact. Management believes that this same-store constant currency basis provides better comparability between reporting periods.

	Year Ended December 31,
	2014	2013	Change
Same-Store Key Performance Indicators (1)
Hospitality:
Room nights available	218,913	220,989	(0.9)%
RevPAR	$102	$97	5.2%
ADR	$149	$151	(1.3)%
Occupancy	68.2%	64.4%	3.8%
Attractions:
Passengers	1,053,496	915,598	15.1%
Revenue per passenger	$37	$37	—%

(1) The Same-Store Key Performance Indicators exclude the West Glacier Properties (acquired in July 2014) and the Glacier Skywalk attraction (opened May 2014), as they were not included in 2013.

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

Attractions. The number of passengers increased in 2014 at all three comparable attractions (Columbia Icefield Glacier Adventure, Banff Gondola, and Banff Lake Cruise). The attractions benefited from increased park visitation traffic, favorable weather conditions, and strong combination ticket sales with the Glacier Skywalk. The Banff Lake Cruise experienced a substantial increase in individual traffic as a result of implementing additional departure times in 2014.

During 2015 and 2014, the Travel & Recreation Group derived approximately 73 percent and 75 percent, respectively, of revenue and 89 percent and 90 percent, respectively, of segment operating income from its Canadian operations, which are largely dependent on foreign customer visitation. Accordingly, the strengthening or weakening of the Canadian dollar, relative to other currencies, could affect customer volumes and the results of operations. Additionally, the Travel & Recreation Group is affected by consumer discretionary spending on tourism activities.

Corporate Activities

	Year Ended December 31,
(in thousands)	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Corporate activities	$9,720	$14,348	$6,755	(32.3)%	**

** Change is greater than +/- 100 percent.

2015 compared with 2014

Corporate activities expense decreased $4.6 million during 2015 as compared to 2014, primarily related to consulting and other transaction-related costs associated with acquisitions incurred primarily during the third and fourth quarters of 2014 and CEO transition costs of $2.7 million incurred during the fourth quarter of 2014, offset in part by costs related to a shareholder nomination and settlement agreement in 2015.

2014 compared with 2013

Corporate activities expense increased $7.6 million during 2014 as compared to 2013, primarily related to acquisition transaction-related costs of $4.2 million, CEO transition costs of $2.7 million, and higher 401(k) employer matching contributions expense due to the depletion of the Company’s common stock held in the Employee Stock Ownership Plan feature of the Company’s 401(k). Matching contributions are now funded from shares of Viad common stock held in treasury which have a higher cost to the Company.

Interest Expense

	Year Ended December 31,
(in thousands)	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Interest expense	$4,535	$2,015	$1,234	**	63.3%

** Change is greater than +/- 100 percent.

2015 compared with 2014

Interest expense increased $2.5 million during 2015 as compared to 2014, primarily due to higher outstanding debt balances resulting from acquisitions completed during the second half of 2014.

2014 compared with 2013

Interest expense increased $0.8 million during 2014 as compared to 2013, primarily due to higher outstanding debt balances resulting from acquisitions completed during the second half of 2014.

Restructuring Charges

	Year Ended December 31,
(in thousands)	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Restructuring charges	$2,956	$1,637	$3,793	80.6%	(56.8)%

2015 compared with 2014

During 2015, Viad recorded restructuring charges of $3.0 million ($1.9 million after-tax) primarily related to the elimination of positions and facility consolidations in the Marketing & Events Group, as well as the elimination of certain positions at the Corporate office and the Travel & Recreation Group. During 2014, Viad recorded net restructuring charges of $1.6 million ($1.0 million after-tax) primarily related to the elimination of certain positions in the Marketing & Events Group, net of restructuring recoveries of $0.2 million ($0.1 million after-tax) primarily related to updated estimates of facility contractual arrangements.

2014 compared with 2013

During 2014, Viad recorded net restructuring charges of $1.6 million ($1.0 million after-tax) primarily related to the elimination of certain positions in the Marketing & Events Group, net of restructuring recoveries of $0.2 million ($0.1 million after-tax) primarily related to updated estimates of facility contractual arrangements. In 2013, Viad recorded net restructuring charges of $3.8 million ($2.6 million after-tax) primarily related to facility consolidations and the elimination of certain positions in the Marketing & Events Group. In addition, restructuring charges related to the elimination of certain positions in the Travel & Recreation Group and at Viad corporate were also recorded in 2013.

Impairment Charges

	Year Ended December 31,
(in thousands)	2015	2014	2013	Percentage Change 2015 vs. 2014	Percentage Change 2014 vs. 2013
Impairment charges	$96	$884	$3,049	(89.1)%	(71.0)%

2015 compared with 2014

Viad recorded impairment charges primarily related to the write-off of certain internally developed software of $0.1 million ($0.1 million after-tax) in the Travel & Recreation Group in 2015 and $0.9 million ($0.5 million after-tax) in the Marketing & Events Group in 2014.

2014 compared with 2013

In 2014, Viad recorded impairment charges of $0.9 million ($0.5 million after-tax) in the Marketing & Events Group primarily related to the write-off of certain internally developed software. In 2013, Viad recorded impairment charges of approximately $3.0 million ($1.6 million after-tax) related to the non-cash write-down of goodwill at Glacier Park of $2.1 million ($1.0 million after-tax) and $1.0 million ($0.6 million after-tax) related to the write-off of certain assets within the Marketing & Events Group.

Income Taxes

The effective tax rates for the years ended December 31, 2015, 2014, and 2013 were 27.7 percent, 0.2 percent, and 30.1 percent, respectively. The effective tax rate in 2015 included a $1.6 million non-cash tax benefit related to deferred taxes associated with certain foreign intangibles. The decrease in the effective tax rate for 2014 compared to 2013 was primarily due to the release of the valuation allowance related to foreign tax credit and state NOL carryforwards.

Discontinued Operations

On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services for Glacier National Park expired. Upon completion of the contract term, Viad received cash payments in January 2014 of $25.0 million for the Company’s possessory interest. This resulted in a pre-tax gain of $21.5 million and an after-tax gain of $13.5 million which was recorded as income from discontinued operations. In addition, 2014 income from discontinued operations included approximately $0.7 million, net of tax, related to the gain on sale of personal property at Glacier Park, as well as an insurance recovery of $0.3 million, net of tax. During 2015 and 2014, the Company recorded $0.4 million and $0.1 million, respectively, net of tax, due to additional reserves related to certain liabilities associated with previously sold operations.
The Company’s 2013 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations. Accordingly, for the 2013 full year, approximately $19 million in revenue and $4 million in operating income have been reclassified to discontinued operations. In addition, 2013 income from discontinued operations included $1.1 million, net of tax, primarily related to the sale of land associated with a previously sold operation.

Liquidity and Capital Resources

Cash and cash equivalents were $56.5 million as of December 31, 2015, as compared to $57.0 million as of December 31, 2014. During 2015, the Company generated net cash flows from operating activities of $60.3 million primarily from results of operations. Management believes that Viad’s existing sources of liquidity will be sufficient to fund operations and capital commitments for at least the next 12 months.

As of December 31, 2015, the Company had approximately $53.5 million of its cash and cash equivalents held outside of the United States, consisting of $34.7 million in Canada, $11.9 million in the United Kingdom, $4.9 million in the Netherlands, $1.1 million in Germany, and $0.9 million in the United Arab Emirates. There are certain earnings related to the Company’s Canadian operations that have historically been deemed permanently reinvested. As of December 31, 2015, the incremental tax associated with these earnings, if the cash balances were repatriated to the United States, would approximate $2.3 million.

Cash Flows

Operating Activities

	December 31,
(in thousands)	2015	2014	2013
Net income	$27,048	$55,567	$21,686
Depreciation and amortization	35,231	30,792	27,967
Deferred income taxes	469	(9,731)	2,298
(Income) loss from discontinued operations	394	(14,389)	(2,366)
Other non-cash items	11,186	9,765	11,471
Changes in assets and liabilities	(14,051)	(13,914)	(55,001)
Net cash provided by operating activities	$60,277	$58,090	$6,055

2015 compared with 2014

Net cash provided by operating activities increased $2.2 million in 2015, primarily due to changes in working capital.

2014 compared with 2013

Net cash provided by operating activities increased $52.0 million in 2014, primarily due to higher net income and favorable working capital mainly reflecting the volume and timing of revenue in the Marketing & Events Group.

Investing Activities

	December 31,
(in thousands)	2015	2014	2013
Capital expenditures	$(29,839)	$(29,389)	$(36,119)
Proceeds from dispositions of property and other assets	1,542	1,109	464
Cash paid for acquired businesses	(430)	(120,251)	(647)
Proceeds from possessory interest and personal property - discontinued operations	—	28,000	—
Proceeds from sale of facility and related land	—	—	12,696
Proceeds from sale of land - discontinued operations	—	—	1,645
Net cash used in investing activities	$(28,727)	$(120,531)	$(21,961)

2015 compared with 2014

Net cash used in investing activities decreased $91.8 million in 2015, primarily due to the cash payments of $120.3 million for the acquisitions of Blitz, onPeak, N200, and the West Glacier Properties in 2014, offset in part by $28.0 million received in 2014 for the Company’s possessory interest and personal property at Glacier Park.

2014 compared with 2013

Net cash used in investing activities increased $98.6 million in 2014, primarily due to the cash payments of $120.3 million for the acquisitions of Blitz, onPeak, N200, and the West Glacier Properties in 2014, offset in part by $28.0 million received in 2014 for the Company’s possessory interest and personal property at Glacier Park, and the proceeds from the sale of facility and land in 2013.

Financing Activities

	December 31,
(in thousands)	2015	2014	2013
Proceeds from borrowings	$50,000	$189,512	$20,000
Payments on debt and capital lease obligations	(62,969)	(61,461)	(11,362)
Dividends paid on common stock	(8,036)	(38,387)	(58,914)
Common stock purchased for treasury	(4,816)	(12,321)	(1,328)
Acquisition of business - deferred consideration	(896)	—	—
Debt issuance costs	—	(1,671)	—
Other	1,459	1,269	1,199
Net cash provided by (used in) financing activities	$(25,258)	$76,941	$(50,405)

2015 compared with 2014

The change in net cash provided by (used in) financing activities was primarily due to a decrease in net borrowings of $141.0 million, offset in part by a decrease in dividends paid of $30.4 million related to a special cash dividend of $1.50 per share paid in 2014, and a decrease in cash used for common stock repurchases of $7.5 million. An additional amount of $0.9 million was paid during 2015 as a result of an election made by the Company to treat the Travel Planners, Inc. purchase as an asset acquisition for tax purposes.

2014 compared with 2013

The change in net cash provided by (used in) financing activities was primarily due to an increase in net borrowings of $119.4 million and a decrease in dividends paid of $20.5 million, offset in part by an increase in cash used for common stock repurchases of $11.0 million. Special cash dividends of $1.50 per share and $2.50 per share were paid in 2014 and 2013, respectively.

Debt and Capital Lease Obligations

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further discussion.

Guarantees

Refer to Note 11 – Debt and Capital Lease Obligations of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further discussion.

Share Repurchases

The Board of Directors authorized the Company to repurchase shares of its common stock from time to time at prevailing market prices. During 2015 and 2014, the Company repurchased 141,462 shares and 448,436 shares on the open market for $3.8 million and $10.6 million, respectively. As of December 31, 2015, 440,540 shares remained available for repurchase. The authorization of the Board of Directors does not have an expiration date. In addition, during 2015 and 2014, the Company repurchased 35,649 shares and 72,996 shares for $1.0 million and $1.8 million, respectively, related to tax withholding requirements on vested share-based awards.

Contractual Obligations

The following table presents Viad’s contractual obligations as of December 31, 2015:

	Payments due by period
(in thousands)	2016	2017-2018	2019-2020	Thereafter	Total
Revolver and term loan borrowings	$33,750	$37,500	$56,250	$—	$127,500
Operating leases	20,962	35,004	24,440	10,122	90,528
Pension and postretirement benefits (1)	3,116	6,609	6,847	16,879	33,451
Purchase obligations (2)	18,329	8,086	1,663	—	28,078
Capital lease obligations	804	671	—	—	1,475
Estimated interest payments	122	106	—	—	228
Total contractual obligations (3)	$77,083	$87,976	$89,200	$27,001	$281,260
(1)

Estimated contributions related to multi-employer benefit plans are excluded from the table above. Refer to Note 18 - Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

(2)

Purchase obligations primarily represent payments due under various licensing agreements and commitments related to consulting and other contracted services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.

(3)

Aggregate self-insurance liabilities of $30.7 million are excluded from the table above as the timing and amounts of future cash outflows are uncertain. Refer to Note 9 - Other Current Liabilities and Note 10 - Other Deferred Liabilities of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings, and pending claims, some of which involve, or may involve, compensatory, punitive, or other damages. Additionally, Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective-bargaining agreements covering its union-represented employees. Refer to Note 21 – Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Off-Balance Sheet Arrangements

Viad has not entered into any off-balance sheet arrangements with unconsolidated special-purpose or other entities that would materially affect the Company’s financial position, results of operations, liquidity, or capital resources. Furthermore, Viad does not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk, or credit risk support; or engage in leasing or other services that may expose the Company to liability or risks of loss that are not reflected in Viad’s consolidated financial statements and related notes. Refer to Note 11 – Debt and Capital Lease Obligations, Note 20 – Leases and Other, and Note 21 - Litigation, Claims, Contingencies, and Other of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Critical Accounting Policies and Estimates

Viad’s financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting policies are defined as those policies that are most important to the portrayal of a company’s financial position and results of operations, and that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on these criteria, Viad has identified and discussed with its audit committee the following critical accounting policies and estimates pertaining to Viad, and the methodology and disclosures related to those estimates:

Goodwill — Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Viad’s reporting units are defined, and goodwill is tested, at either an operating segment level or at the component level of an operating segment, depending on various factors including the internal reporting structure of the operating segment, the level of integration among components, the sharing of assets and other resources among components, and the benefits and likely recoverability of goodwill by the component’s operations.

For the Marketing & Events U.S. Segment, goodwill is assigned to and tested at the operating segment level (all domestic operations of GES). For the Marketing & Events International Segment, goodwill is assigned to and tested based on the segment’s geographical operations (GES EMEA and GES Canada). For the Travel & Recreation Group, impairment testing is performed at the reporting unit level (Brewster, Alaska Denali Travel, and Glacier Park).

Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience.

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

As noted above, the estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates, however, have inherent uncertainties, and different assumptions could lead to materially different results. As of December 31, 2015, Viad’s aggregate goodwill was $185.2 million. As a result of the Company’s most recent impairment analysis performed as of October 31, 2015, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test for each of the Marketing & Events Group’s reporting units in the U.S., GES EMEA, and GES Canada, was 146 percent, 132 percent, and 91 percent, respectively. For the Brewster, Alaska Denali Travel, and Glacier Park reporting units, the excess of the estimated fair value over the carrying value was 146 percent, 48 percent, and 10 percent, respectively. Significant reductions in the Company’s expected future revenue, operating income, or cash flow forecasts and projections, or an increase in a reporting unit’s cost of capital, could trigger additional goodwill impairment testing, which may result in impairment charges.

Income taxes — Viad is required to estimate and record provisions for income taxes in each of the jurisdictions in which the Company operates. Accordingly, the Company must estimate its actual current income tax liability, and assess temporary differences arising from the treatment of items for tax purposes, as compared to the treatment for accounting purposes. These differences result in deferred tax assets and liabilities which are included in Viad’s consolidated balance sheet. The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2015 and 2014, Viad had gross deferred tax assets of $64.6 million and $69.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

During the third quarter of 2014, the Company released a $10.1 million valuation allowance associated with foreign income tax credits. The Company considered all available positive and negative evidence regarding the future recoverability of the foreign tax credits, including recent operating history, future reversals of deferred tax liabilities, utilization history, and projected future U.S. taxable income. Based on the evaluation of all positive and negative evidence, it was determined to be more-likely-than-not that the foreign tax credits carryforwards would be utilized before their expiration. At the end of 2015, the remaining foreign tax credit carryforwards are $9.2 million. If not utilized, the tax credits will begin to expire during 2020.

While management believes that the deferred tax assets, net of existing valuation allowances, will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

Viad has not recorded deferred taxes on certain historical unremitted earnings of its subsidiaries located in Canada, the United Kingdom, and the Netherlands as management intends to reinvest those earnings in its operations. As of December 31, 2015, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $3.4 million. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.

The Company records uncertain tax positions on the basis of a two-step process in which a determination is first made as to whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position. For all tax positions meeting this threshold, Viad recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Pension and postretirement benefits — Viad’s pension plans use traditional defined benefit formulas based on years of service and final average compensation. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. The Company presently anticipates contributing $0.9 million to its funded pension plans and $0.8 million to its unfunded pension plans in 2016.

Viad and certain of its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad expects to contribute $1.1 million to the plans in 2016.

The assumed health care cost trend rate used in measuring the December 31, 2015 accumulated postretirement benefit obligation was 7.0 percent, declining one-quarter percent each year to the ultimate rate of 4.5 percent by the year 2025 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2014 accumulated postretirement benefit obligation was 7.5 percent, declining one-quarter percent each year to the ultimate rate of 5.0 percent by the year 2025 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2015 by approximately $1.5 million and the total of service and interest cost components by approximately $0.1 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2015 by approximately $1.3 million and the total of service and interest cost components by approximately $0.1 million.

The discount rates used in determining future pension and postretirement benefit obligations are based on rates determined by actuarial analysis and management review, and reflect the estimated rates of return on a high-quality, hypothetical bond portfolio whose cash flows match the timing and amounts of expected benefit payments. Refer to Note 18 – Pension and Postretirement Benefits of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Share-based compensation — Viad grants share-based compensation awards to officers, directors, and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan, which has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards.

Share-based compensation expense recognized in the consolidated financial statements in 2015, 2014, and 2013 was $3.8 million, $2.9 million, and $5.2 million, respectively, and the total tax benefits related to such costs were $1.5 million, $1.1 million, and $1.9 million respectively. No share-based compensation costs were capitalized during 2015, 2014, or 2013.

The fair value of restricted stock awards is based on Viad’s stock price on the date of grant. Liability-based awards are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, where applicable, and are remeasured on each balance sheet date based on Viad’s stock price, or the Monte Carlo simulation model, until the time of settlement. The Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of Viad’s stock and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. Viad uses the Black-Scholes option pricing model for purposes of determining the fair value of each stock option grant for which key assumptions are necessary. These assumptions include Viad’s expected stock price volatility, the expected period of time the stock option will remain outstanding, the expected dividend yield on Viad’s common stock, and the risk-free interest rate. While the Company has not granted stock options since 2010, changes in the assumptions of any future grants could result in different estimates of the fair value of stock option grants, and consequently impact Viad’s future results of operations. Refer to Note 2 – Share-Based Compensation of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Impact of Recent Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K) for further information.

Forward-Looking Statements

As provided by the safe harbor provision under the Private Securities Litigation Reform Act of 1995, Viad cautions readers that, in addition to historical information contained herein, this Annual Report includes certain information, assumptions, and discussions that may constitute forward-looking statements. These forward-looking statements are not historical facts, but reflect current estimates, projections, expectations, or trends concerning future growth, operating cash flows, availability of short-term borrowings, consumer demand, new or renewal business, investment policies, productivity improvements, ongoing cost reduction efforts, efficiency, competitiveness, legal expenses, tax rates and other tax matters, foreign exchange rates, and the realization of restructuring cost savings. Actual results could differ materially from those discussed in the forward-looking statements. Viad’s businesses can be affected by a host of risks and uncertainties. Among other things, natural disasters, gains and losses of customers, consumer demand patterns, labor relations, purchasing decisions related to customer demand for exhibition and event services, existing and new competition, industry alliances, consolidation and growth patterns within the industries in which Viad competes, acquisitions, capital allocations, adverse developments in liabilities associated with discontinued operations, and any deterioration in the economy and other risks discussed in Item 1A, “Risk Factors,” included in this Annual Report, may individually or in combination impact future results. In addition to factors mentioned elsewhere, economic, competitive, governmental, technological, capital marketplace, and other factors, including terrorist activities or war, a pandemic health crisis, and international conditions, could affect the forward-looking statements in this Annual Report.

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

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. As a result, significant fluctuations in foreign exchange rates relative to the U.S. dollar may result in material changes to Viad’s net equity position reported in its consolidated balance sheets. Viad does not currently hedge its equity risk arising from the translation of foreign denominated assets and liabilities. Viad had cumulative unrealized foreign currency translation losses recorded in stockholders’ equity of $23.3 million as of December 31, 2015 and gains of $12.4 million as of December 31, 2014. During 2015 and 2014, unrealized foreign currency translation losses of $35.7 million and $18.4 million, respectively, were recorded in other comprehensive income.

For purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period. As a result, Viad’s consolidated results of operations are exposed to fluctuations in foreign exchange rates as the operating results of its foreign operations, when translated, may vary from period to period, even when the functional currency amounts have not changed. Such fluctuations may adversely impact overall expected profitability and historical period-to-period comparisons. Viad does not currently hedge its net earnings exposure arising from the translation of its foreign operating results.

The following table summarizes the FX Impact on revenue and segment operating results from Viad’s significant international operations for 2015 and 2014, excluding the effect of 2014 acquisitions:

	Revenue			Segment Operating Results
	Weighted-Average Exchange Rates		FX Impact (in thousands)	Weighted-Average Exchange Rates		FX Impact (in thousands)
	2015	2014		2015	2014
Marketing & Events Group:
Canada	$0.78	$0.90	$(9,420)	$0.80	$0.88	$(336)
United Kingdom	$1.53	$1.65	(13,380)	$1.52	$1.66	(652)
Germany	$1.11	$1.32	(3,200)	$1.10	$1.35	(56)
			(26,000)			(1,044)
Travel & Recreation Group:
Canada	$0.78	$0.92	(13,705)	$0.78	$0.93	(4,638)
			$(39,705)			$(5,682)

Viad’s 2015 operating results were primarily impacted by the weakening of the British pound and the Canadian dollar relative to the U.S. dollar.

A hypothetical change of 10 percent in the Canadian dollar exchange rate would have resulted in a change to operating income of approximately $2.7 million. A hypothetical change of 10 percent in the British pound exchange rate would have resulted in a change to operating income of approximately $0.7 million. A hypothetical change of 10 percent in the Euro exchange rate would have resulted in a change to operating income of approximately $0.3 million.

Viad is exposed to foreign exchange transaction risk as its foreign subsidiaries have certain revenue transactions denominated in currencies other than the functional currency of the respective subsidiary. From time to time, Viad utilizes forward contracts to mitigate the impact on earnings related to these transactions due to fluctuations in foreign exchange rates. As of December 31, 2015 and 2014, Viad did not have any foreign currency forward contracts outstanding.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Viad, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2015, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of Viad’s independent registered public accounting firm, Deloitte & Touche LLP, are provided in this Annual Report immediately prior to the Index to Financial Statements.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors of Viad, director nomination procedures, the Audit Committee of Viad’s Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are included in the Proxy Statement for the Annual Meeting of Shareholders of Viad to be held on May 19, 2016 (the “Proxy Statement”), under the captions “Election of Directors,” “Board of Directors and Corporate Governance,” and “Information on Stock Ownership,” and are incorporated herein by reference. Information regarding executive officers of Viad is located in Part I, “Other - Executive Officers of Registrant” of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Board of Directors and Corporate Governance,” and “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in the Proxy Statement under the captions “Executive Compensation” and “Information on Stock Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in the Proxy Statement under the caption “Board of Directors and Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and the pre-approval policies and procedures for such fees and services, as adopted by the Audit Committee of the Board of Directors, is contained in the Proxy Statement under the caption “Ratification of the Appointment of Deloitte & Touche LLP as Viad’s Independent Public Accountants for 2016” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on March 11, 2016.

VIAD CORP

By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Viad Corp and in the capacities and on the dates indicated:

Principal Executive Officer

Date:	March 11, 2016	By:	/s/ Steven W. Moster
Steven W. Moster
President and Chief Executive Officer

Principal Financial Officer

Date:	March 11, 2016	By:	/s/ Ellen M. Ingersoll
Ellen M. Ingersoll
Chief Financial Officer

Principal Accounting Officer

Date:	March 11, 2016	By:	/s/ Leslie S. Striedel
Leslie S. Striedel
Chief Accounting Officer

Directors

Andrew B. Benett
Isabella Cunningham
Richard H. Dozer
Edward E. Mace
Robert E. Munzenrider
Margaret E. Pederson
Joshua E. Schechter

Date:	March 11, 2016	By:	/s/ Ellen M. Ingersoll
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

Management performed an assessment of the effectiveness of Viad’s internal control over financial reporting using the criteria described in the “Internal Control - Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether Viad’s internal control over financial reporting was effective as of December 31, 2015.

Based on its assessment, management concluded that, as of December 31, 2015, Viad’s internal control over financial reporting is effective based on those criteria.

Viad’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report relating to its audit of the effectiveness of Viad’s internal control over financial reporting, which appears on the following page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Viad Corp

Phoenix, Arizona

We have audited the internal control over financial reporting of Viad Corp and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 11, 2016

VIAD CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2015	2014
Assets
Current assets
Cash and cash equivalents	$56,531	$56,990
Accounts receivable, net of allowances for doubtful accounts of $1,593 and $1,258, respectively	93,800	78,121
Inventories	27,529	32,401
Other current assets	17,311	17,440
Total current assets	195,171	184,952
Property and equipment, net	189,239	199,571
Other investments and assets	39,203	40,674
Deferred income taxes	50,137	52,582
Goodwill	185,223	194,197
Other intangible assets, net	33,322	42,967
Total Assets	$692,295	$714,943
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$65,497	$61,789
Customer deposits	33,128	32,720
Accrued compensation	23,154	20,736
Other current liabilities	29,238	27,787
Current portion of debt and capital lease obligations	34,554	27,856
Total current liabilities	185,571	170,888
Long-term debt and capital lease obligations	94,421	113,164
Pension and postretirement benefits	29,629	33,427
Other deferred items and liabilities	47,336	49,762
Total liabilities	356,957	367,241
Commitments and contingencies
Stockholders’ equity
Viad Corp stockholders’ equity:
Common stock, $1.50 par value, 200,000,000 shares authorized, 24,934,981 shares issued	37,402	37,402
Additional capital	576,523	582,066
Retained deficit	(17,866)	(36,427)
Unearned employee benefits and other	109	23
Accumulated other comprehensive income (loss):
Unrealized gain on investments	346	471
Cumulative foreign currency translation adjustments	(23,257)	12,416
Unrecognized net actuarial loss and prior service credit, net	(11,265)	(13,476)
Common stock in treasury, at cost, 4,771,443 and 4,842,621 shares, respectively	(239,411)	(247,088)
Total Viad stockholders’ equity	322,581	335,387
Noncontrolling interest	12,757	12,315
Total stockholders’ equity	335,338	347,702
Total Liabilities and Stockholders’ Equity	$692,295	$714,943

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenue:
Exhibition and event services	$799,752	$772,770	$685,350
Exhibits and environments	177,126	171,698	159,554
Travel and recreation services	112,170	120,519	108,443
Total revenue	1,089,048	1,064,987	953,347
Costs and expenses:
Costs of services	868,369	843,652	758,466
Costs of products sold	166,095	161,469	157,745
Gain on sale of facility and related land	—	—	(4,775)
Corporate activities	9,720	14,348	6,755
Interest income	(658)	(305)	(550)
Interest expense	4,535	2,015	1,234
Restructuring charges	2,956	1,637	3,793
Goodwill impairment charge	—	—	2,097
Other impairment charges	96	884	952
Total costs and expenses	1,051,113	1,023,700	925,717
Income from continuing operations before income taxes	37,935	41,287	27,630
Income tax expense	10,493	109	8,310
Income from continuing operations	27,442	41,178	19,320
Income (loss) from discontinued operations	(394)	14,389	2,366
Net income	27,048	55,567	21,686
Net income attributable to noncontrolling interest	(442)	(3,213)	(131)
Net income attributable to Viad	$26,606	$52,354	$21,555
Diluted income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.34	$2.02	$0.96
Discontinued operations attributable to Viad common stockholders	(0.02)	0.57	0.10
Net income attributable to Viad common stockholders	$1.32	$2.59	$1.06
Weighted-average outstanding and potentially dilutive common shares	19,981	20,133	20,265
Basic income (loss) per common share:
Continuing operations attributable to Viad common stockholders	$1.34	$2.02	$0.96
Discontinued operations attributable to Viad common stockholders	(0.02)	0.57	0.10
Net income attributable to Viad common stockholders	$1.32	$2.59	$1.06
Weighted-average outstanding common shares	19,797	19,804	19,850
Dividends declared per common share	$0.40	$1.90	$2.90
Amounts attributable to Viad common stockholders
Income from continuing operations	$27,000	$40,790	$19,437
Income (loss) from discontinued operations	(394)	11,564	2,118
Net income	$26,606	$52,354	$21,555

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$27,048	$55,567	$21,686
Other comprehensive income:
Unrealized gains (losses) on investments, net of tax effects of $(78), $26, and $96	(125)	42	154
Unrealized foreign currency translation losses net of tax	(35,673)	(18,431)	(11,311)
Change in net actuarial gain (loss), net of tax effects of $653, $(1,538), and $2,380	2,556	(2,568)	4,244
Change in prior service credit (cost), net of tax effects of $(210), $339, and $(327)	(345)	351	(535)
Comprehensive income (loss)	(6,539)	34,961	14,238
Comprehensive income attributable to noncontrolling interest	(442)	(3,213)	(131)
Comprehensive income (loss) attributable to Viad	$(6,981)	$31,748	$14,107

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Capital	Retained Deficit	Unearned Employee Benefits and Other	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Viad Equity	Non- Controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2012	$37,402	$593,862	$(13,034)	$(1,301)	$27,465	$(256,333)	$388,061	$8,971	$397,032
Net income	—	—	21,555	—	—	—	21,555	131	21,686
Dividends on common stock ($2.90 per share)	—	—	(58,914)	—	—	—	(58,914)	—	(58,914)
Common stock purchased for treasury	—	—	—	—	—	(1,328)	(1,328)	—	(1,328)
Employee benefit plans	—	(6,456)	—	—	—	7,234	778	—	778
ESOP allocation adjustment	—	—	—	1,280	—	—	1,280	—	1,280
Share-based compensation—equity awards	—	3,053	—	—	—	—	3,053	—	3,053
Tax benefits from share-based compensation	—	404	—	—	—	—	404	—	404
Unrealized foreign currency translation adjustment	—	—	—	—	(11,311)	—	(11,311)	—	(11,311)
Unrealized gain on investments	—	—	—	—	154	—	154	—	154
Amortization of net actuarial gain	—	—	—	—	4,244	—	4,244	—	4,244
Amortization of prior service cost	—	—	—	—	(535)	—	(535)	—	(535)
Other, net	—	(1)	—	—	—	1	—	—	—
Balance, December 31, 2013	37,402	590,862	(50,393)	(21)	20,017	(250,426)	347,441	9,102	356,543
Net income	—	—	52,354	—	—	—	52,354	3,213	55,567
Dividends on common stock ($1.90 per share)	—	—	(38,387)	—	—	—	(38,387)	—	(38,387)
Common stock purchased for treasury	—	—	—	—	—	(12,321)	(12,321)	—	(12,321)
Employee benefit plans	—	(11,334)	—	—	—	15,658	4,324	—	4,324
ESOP allocation adjustment	—	—	—	44	—	—	44	—	44
Share-based compensation—equity awards	—	2,319	—	—	—	—	2,319	—	2,319
Tax benefits from share-based compensation	—	217	—	—	—	—	217	—	217
Unrealized foreign currency translation adjustment	—	—	—	—	(18,431)	—	(18,431)	—	(18,431)
Unrealized gain on investments	—	—	—	—	42	—	42	—	42
Amortization of net actuarial loss	—	—	—	—	(2,568)	—	(2,568)	—	(2,568)
Amortization of prior service credit	—	—	—	—	351	—	351	—	351
Other, net	—	2	(1)	—	—	1	2	—	2
Balance, December 31, 2014	37,402	582,066	(36,427)	23	(589)	(247,088)	335,387	12,315	347,702
Net income	—	—	26,606	—	—	—	26,606	442	27,048
Dividends on common stock ($0.40 per share)	—	—	(8,036)	—	—	—	(8,036)	—	(8,036)
Common stock purchased for treasury	—	—	—	—	—	(4,816)	(4,816)	—	(4,816)
Employee benefit plans	—	(7,957)	—	—	—	12,493	4,536	—	4,536
Share-based compensation—equity awards	—	2,156	—	—	—	—	2,156	—	2,156
Tax expense from share-based compensation	—	360	—	—	—	—	360	—	360
Unrealized foreign currency translation adjustment	—	—	—	—	(35,673)	—	(35,673)	—	(35,673)
Unrealized loss on investments	—	—	—	—	(125)	—	(125)	—	(125)
Amortization of net actuarial gain	—	—	—	—	2,556	—	2,556	—	2,556
Amortization of prior service cost	—	—	—	—	(345)	—	(345)	—	(345)
Other, net	—	(102)	(9)	86	—	—	(25)	—	(25)
Balance, December 31, 2015	$37,402	$576,523	$(17,866)	$109	$(34,176)	$(239,411)	$322,581	$12,757	$335,338

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$27,048	$55,567	$21,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,231	30,792	27,967
Deferred income taxes	469	(9,731)	2,298
(Income) loss from discontinued operations	394	(14,389)	(2,366)
Restructuring charges	2,956	1,637	3,793
Impairment charges	96	884	3,049
Gain on sale of facility and related land	—	—	(4,775)
Gains on dispositions of property and other assets	(690)	(958)	(265)
Share-based compensation expense	3,848	2,930	5,221
Excess tax benefit from share-based compensation arrangements	(418)	(114)	(422)
Other non-cash items, net	5,394	5,386	4,870
Change in operating assets and liabilities (excluding the impact of acquisitions):
Receivables	(16,665)	(10,441)	1,246
Inventories	4,872	(2,555)	7,663
Accounts payable	(2,619)	18,128	(15,436)
Restructuring liabilities	(2,572)	(5,276)	(4,841)
Accrued compensation	1,469	3,663	(11,707)
Customer deposits	408	(6,406)	(20,965)
Income taxes payable	67	1,543	218
Other assets and liabilities, net	989	(12,570)	(11,179)
Net cash provided by operating activities	60,277	58,090	6,055
Cash flows from investing activities
Capital expenditures	(29,839)	(29,389)	(36,119)
Cash paid for acquired businesses	(430)	(120,251)	(647)
Proceeds from dispositions of property and other assets	1,542	1,109	464
Proceeds from possessory interest and personal property - discontinued operations	—	28,000	—
Proceeds from sale of facility and related land	—	—	12,696
Proceeds from sale of land—discontinued operations	—	—	1,645
Net cash used in investing activities	(28,727)	(120,531)	(21,961)
Cash flows from financing activities
Proceeds from borrowings	50,000	189,512	20,000
Payments on debt and capital lease obligations	(62,969)	(61,461)	(11,362)
Acquisition of business - deferred consideration	(896)	—	—
Dividends paid on common stock	(8,036)	(38,387)	(58,914)
Common stock purchased for treasury	(4,816)	(12,321)	(1,328)
Debt issuance costs	—	(1,671)	—
Excess tax benefit from share-based compensation arrangements	418	114	422
Proceeds from exercise of stock options	1,041	1,155	777
Net cash provided by (used in) financing activities	(25,258)	76,941	(50,405)
Effect of exchange rate changes on cash and cash equivalents	(6,751)	(3,331)	(2,039)
Net change in cash and cash equivalents	(459)	11,169	(68,350)
Cash and cash equivalents, beginning of year	56,990	45,821	114,171
Cash and cash equivalents, end of year	$56,531	$56,990	$45,821
Supplemental disclosure of cash flow information
Cash paid for income taxes	$10,114	$8,389	$8,498
Cash paid for interest	$4,199	$1,703	$1,006
Property and equipment acquired under capital leases	$1,008	$881	$832
Property and equipment purchases in accounts payable and accrued liabilities	$2,320	$780	$3,204

Refer to Notes to Consolidated Financial Statements.

VIAD CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of Viad Corp (“Viad” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Viad and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Nature of Business

Viad’s reportable segments consist of Marketing & Events U.S. Segment, Marketing & Events International Segment (collectively, the “Marketing & Events Group”) and the Travel & Recreation Group.

Marketing & Events Group

The Marketing & Events Group produces exhibitions, events, exhibits, and services some of the most visible and influential events. The Marketing & Events Group, comprised of Global Experience Specialists, Inc. and affiliates (“GES”), is a global, full-service provider for live events that helps clients gain more awareness, more engagement, and a greater return at their events. GES offers a complete range of services and products, from design and production of immersive environments and brand-based experiences, to audio-visual services, event accommodations, and registration and data services to material handling, rigging, electrical, furnishings, and other on-site services for clients. In addition, GES offers clients a full suite of online tools and new technologies to help them more easily manage the complexities of their events.

GES’ clients include event organizers and corporate brand marketers. Corporate brand marketers include exhibitors and domestic and international corporations that want to promote their brands, services and innovations, feature new products, and build business relationships. GES serves its clients when they exhibit at shows or when GES is hired to manage their global exhibit program or corporate event.

Travel & Recreation Group

The Travel & Recreation Group provides experiential travel services in iconic natural and cultural destinations in North America through its collection of unique hotels, lodges, recreational attractions, and transportation services. The Travel & Recreation Group is composed of four lines of business: (i) Hospitality; (ii) Attractions; (iii) Package Tours; and (iv) Transportation. These four lines of business work together, driving economies of scope and meaningful scale in and around the iconic destinations of Banff, Jasper and Waterton Lakes National Parks in Canada, and Glacier and Denali National Parks in the United States. The Travel & Recreation Group is composed of Brewster Inc. (“Brewster”), Glacier Park, Inc. (“Glacier Park”), and Alaskan Park Properties, Inc. (“Alaska Denali Travel”).

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Estimates and assumptions are used in accounting for, among other things, the fair value of Viad’s reporting units used to perform annual impairment testing of recorded goodwill; allowances for uncollectible accounts receivable; provisions for income taxes, including uncertain tax positions; valuation allowances related to deferred tax assets; liabilities for losses related to self-insured liability claims; liabilities for losses related to environmental remediation obligations; sublease income associated with restructuring liabilities; assumptions used to measure pension and postretirement benefit costs and obligations; assumptions used to determine share-based compensation costs under the fair value method; and allocation of purchase price of acquired businesses. Actual results could differ from these and other estimates.

Cash and Cash Equivalents

Viad considers all highly-liquid investments with remaining maturities when purchased of three months or less to be cash equivalents. Viad’s cash and cash equivalents consist of cash and bank demand deposits and money market mutual funds. The Company’s investments in money market mutual funds are classified as available-for-sale and carried at fair value.

Allowances for Doubtful Accounts

Viad maintains allowances for doubtful accounts to reflect the best estimate of probable losses inherent in the accounts receivable balance. The allowances for doubtful accounts, including a sales allowance for discounts at the time of sale, is based upon an evaluation of the aging of receivables, historical trends, and the current economic environment.

Inventories

Inventories, which consist primarily of exhibit design and construction materials and supplies, as well as deferred show costs, including labor, show purchases, and commissions used in providing convention show services, are stated at the lower of cost (first-in, first-out and specific identification methods) or market.

Property and Equipment

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

Capitalized Software

Viad capitalizes certain internal and external costs incurred in developing or obtaining internal use software. Capitalized costs principally relate to costs incurred to purchase software from third parties, external direct costs of materials and services, and certain payroll-related costs for employees directly associated with software projects once application development begins. Costs associated with preliminary project activities, training, and other post-implementation activities are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful lives of the software, ranging from three to ten years. These costs are included in the consolidated balance sheets under the caption “Property and equipment, net.”

Goodwill

Goodwill is tested for impairment at the reporting unit level on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Viad uses a discounted expected future cash flow methodology (income approach) in order to estimate the fair value of its reporting units for purposes of goodwill impairment testing. The estimates and assumptions regarding expected future cash flows, discount rates, and terminal values require considerable judgment and are based on market conditions, financial forecasts, industry trends, and historical experience. These estimates, however, have inherent uncertainties and different assumptions could lead to materially different results.

Cash Surrender Value of Life Insurance

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

Self-Insurance Liabilities

Viad is self-insured up to certain limits for workers’ compensation, automobile, product and general liability, property loss, and medical claims. Viad has also retained certain liabilities related to workers’ compensation and general liability insurance claims in conjunction with previously sold operations. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s prior historical experience, claims frequency, insurance coverage, and other factors. Viad has purchased insurance for amounts in excess of the self-insured levels.

Environmental Remediation Liabilities

Viad has retained certain liabilities representing the estimated cost of environmental remediation obligations primarily associated with previously sold operations. The amounts accrued primarily consist of the estimated direct incremental costs, on an undiscounted basis, for contractor and other services related to remedial actions and post-remediation site monitoring. Environmental remediation liabilities are recorded when the specific obligation is considered probable and the costs are reasonably estimable. Subsequent recoveries from third parties, if any, are recorded through discontinued operations when realized. The Company maintains environmental insurance that provides coverage for new and undiscovered pre-existing conditions at both its continuing and discontinued operations.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. Refer to Note 11 – Debt and Capital Lease Obligations for the estimated fair value of debt obligations.

Foreign Currency Translation

Viad conducts its foreign operations primarily in Canada, the United Kingdom, Germany, and to a lesser extent, in certain other countries. The functional currency of Viad’s foreign subsidiaries is their local currency. Accordingly, for purposes of consolidation, Viad translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at the foreign exchange rates in effect at the balance sheet date. The unrealized gains or losses resulting from the translation of these foreign denominated assets and liabilities are included as a component of accumulated other comprehensive income in Viad’s consolidated balance sheets. For purposes of consolidation, revenue, expenses, gains, and losses related to Viad’s foreign operations are translated into U.S. dollars at the average foreign exchange rates for the period.

Revenue Recognition

Viad recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. GES derives revenue primarily by providing show services to exhibitors participating in exhibitions and events and from the design, construction, and refurbishment of exhibit booths. Service revenue is recognized at the time services are completed. Service revenue from event accommodations services is recorded when services are completed and is net of commissions. Exhibits and environments revenue is accounted for using the completed-contract method. The Travel & Recreation Group generates revenue through its attractions, hotels, transportation, and sightseeing services. Revenue is recognized at the time services are performed.

Share-Based Compensation

Viad recognizes and measures compensation costs related to all share-based payment awards using the fair value method of accounting. These awards generally include restricted stock, stock options, and liability-based awards (including performance units and restricted stock units). These awards contain forfeiture and non-compete provisions.

The fair value of restricted stock awards is based on Viad’s stock price on the date of grant. Viad issues restricted stock awards from shares held in treasury. Future vesting of restricted stock is generally subject to continued employment with Viad or its subsidiaries. Holders of restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge, or otherwise encumber the stock, except to the extent restrictions have lapsed.

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

Liability-based awards (including performance units and restricted stock units) are recorded at estimated fair value, based on the number of units expected to vest and the level of achievement of predefined performance goals, where applicable, and are remeasured on each balance sheet date based on Viad’s stock price, or the Monte Carlo simulation model, until the time of settlement. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of Viad’s stock and the price of the common shares of a comparator group, a risk-free rate of return, and an expected term. To the extent earned, liability-based awards are settled in cash based on Viad’s stock price. Compensation expense related to liability-based awards is recognized ratably over the requisite service period of approximately three years.

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

Common Stock in Treasury

Common stock purchased for treasury is recorded at historical cost. Subsequent share reissuances are primarily related to share-based compensation programs and recorded at weighted-average cost.

Income Per Common Share

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

Impact of Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements:

Standard	Description	Date of adoption	Effect on the financial statements
Standards Not Yet Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company may adopt either retrospectively to each prior period presented with the option to elect certain practical expedients or with the cumulative effect recognized at the date of initial application and providing certain disclosures.

		January 1, 2018	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations, including the method of adoption to be used.

ASU 2014-12, Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period

The amendment requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award.

		January 1, 2016	The adoption of this guidance is not expected to have a significant effect on Viad's consolidated financial statements.

ASU 2015-03, Interest - Imputation of Interest Simplifying the Presentation of Debt Issuance Costs

ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

The amendments requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For line-of-credit arrangements, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.

		January 1, 2016	The adoption of this guidance is not expected to have a significant effect on Viad's consolidated financial statements or financial covenants.
ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory

The amendments apply to inventory measures using first-in, first-out or average cost and will require entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered.

		January 1, 2017	The adoption of this guidance is not expected to have a significant effect on Viad's consolidated financial statements.
ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments

The amendment requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

		January 1, 2016	The adoption of this guidance is not expected to have a significant effect on Viad's consolidated financial statements.
ASU 2016-02, Leases (Topic 842)

The amendment requires lessees to recognize on their balance sheet a right-of-use asset and a lease liability for leases with lease terms greater than one year. The amendment requires additional disclosures about leasing arrangements, and requires a modified retrospective approach to adoption. Early adoption is permitted.

		January 1, 2019	The Company is currently evaluating the potential impact of the adoption of this new guidance on its financial position or results of operations.

Standards Recently Adopted
ASU 2015-17, Balance Sheet Classification of Deferred Taxes	The amendment simplifies the presentation of deferred taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.	December 31, 2015	Early adopted on a retrospective basis. As a result, current deferred tax assets of $22.9 million were reclassified to non-current on the December 31, 2014 consolidated balance sheet.

Note 2. Share-Based Compensation

Viad grants share-based compensation awards to officers, directors, and certain key employees pursuant to the 2007 Viad Corp Omnibus Incentive Plan (the “2007 Plan”). The 2007 Plan has a 10-year life and provides for the following types of awards: (a) incentive and non-qualified stock options; (b) restricted stock and restricted stock units; (c) performance units or performance shares; (d) stock appreciation rights; (e) cash-based awards; and (f) certain other stock-based awards. The number of shares of common stock available for grant under the 2007 Plan is limited to 1.7 million shares plus shares awarded under the 1997 Viad Corp Omnibus Incentive Plan (which terminated in May 2007) (the “1997 Plan”) that subsequently cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent the shares are exercised for, or settled in, vested and non-forfeited shares) up to an aggregate maximum of 1.5 million shares. As of December 31, 2015, there were 959,330 total shares available for future grant.

The following table summarizes share-based compensation expense:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Restricted stock	$2,111	$2,495	$3,073
Performance unit incentive plan (“PUP”)	1,692	359	1,864
Restricted stock units	45	76	177
Stock options	—	—	107
Share-based compensation before income tax benefit	3,848	2,930	5,221
Income tax benefit	(1,454)	(1,102)	(1,936)
Share-based compensation, net of income tax benefit	$2,394	$1,828	$3,285

In addition, $45,000 of costs, $0.1 million of benefits, and $0.7 million of costs associated with share-based compensation were included in restructuring expense in 2015, 2014 and 2013, respectively. The 2015 amount of $45,000 related to restricted stock units. The 2014 amount of $0.1 million related to the reversal of expense of PUP awards. Of the 2013 amount, $0.3 million related to the restricted stock units and PUP awards. No share-based compensation costs were capitalized during 2015, 2014, or 2013.

On January 24, 2014 and October 25, 2013, Viad’s Board of Directors declared special cash dividends of $1.50 and $2.50 per share, respectively, to shareholders of record at the close of business on February 7, 2014 and November 7, 2013, respectively. In accordance with the mandatory provisions of the 2007 Plan and the 1997 Plan, the Human Resources Committee of Viad’s Board of Directors approved equitable adjustments to outstanding long-term incentive awards of stock options and PUP awards issued pursuant to those plans in order to prevent the special dividends from diluting the rights of participants under those plans. The equitable adjustments to the outstanding stock options reduced the exercise price and increased the number of shares of common stock underlying such options. The equitable adjustment to the PUP awards reflects the effect of the special dividends, but will be paid only if certain performance goals are met at the end of the three-year performance period.

The following table summarizes the activity of the outstanding share-based compensation awards:

	Restricted Stock		PUP Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2014	328,602	$23.30	267,120	$23.51	25,370	$23.17
Granted	92,850	$27.52	92,100	$27.30	4,800	$27.35
Vested	(109,050)	$20.51	(103,555)	$20.60	(11,623)	$20.91
Forfeited	(33,185)	$24.51	(24,500)	$25.23	(2,100)	$25.46
Balance, December 31, 2015	279,217	$25.65	231,165	$26.15	16,447	$25.69

The grant date fair value of restricted stock which vested during 2015, 2014, and 2013 was $2.2 million, $4.5 million, and $3.5 million, respectively. As of December 31, 2015, the unamortized cost of all outstanding restricted stock awards was $2.7 million, which Viad expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.4 years. During 2015, 2014, and 2013, the Company repurchased 35,649 shares for $1.0 million, 72,996 shares for $1.8 million and 50,156 shares for $1.3 million, respectively, related to tax withholding requirements on vested share-based awards.

As of December 31, 2015 and 2014, Viad had liabilities recorded of $2.4 million and $3.5 million, respectively, related to PUP awards. In March 2015, the PUP units granted in 2012 vested and cash payouts totaling $2.5 million were distributed. In March 2014, the PUP units granted in 2011 vested and cash payouts totaling $2.9 million were distributed. There were no cash settlements of PUP awards during 2013. As of December 31, 2015 and 2014, Viad had aggregate liabilities recorded of $0.3 million and $0.5 million, respectively, related to restricted stock unit liability awards. In February 2015, portions of the 2010, 2011, and 2012 restricted stock unit awards vested and cash payouts totaling $0.3 million were distributed. Similarly, in February 2014 and 2013, portions of the 2010 and 2011 restricted stock unit awards vested and cash payouts of $0.2 million and $0.3 million were distributed, respectively. As discussed above, the equitable adjustment to the PUP awards reflects the effect of the special dividends, but would be paid only if certain performance goals are met at the end of the three-year performance period. This adjustment to the PUP awards did not impact the compensation expense recognized by the Company for the years ended December 31, 2015 and 2014, or the unrecognized cost.

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Options Exercisable
Options outstanding at December 31, 2014	247,590	$17.82	247,590
Exercised	(54,076)	$16.62
Forfeited or expired	(129,741)	$18.91
Options outstanding at December 31, 2015	63,773	$16.62	63,773

As of December 31, 2015, there were no unrecognized costs related to non-vested stock option awards. No stock options were granted in 2015, 2014, or 2013. As discussed above, the equitable adjustments to the outstanding stock options resulting from the special cash dividends paid on February 14, 2014 and November 14, 2013 reduced the exercise price and increased the number of shares of common stock underlying such options. This adjustment to the exercise price and the number of shares did not impact the compensation expense recognized by the Company for the years ended December 31, 2015 and 2014, or the unrecognized cost.

As of December 31, 2015, there were 63,773 stock options outstanding and exercisable with a weighted-average exercise price of $16.62 and a weighted-average remaining contractual life of 3.2 years.

Additional information pertaining to stock options is provided in the table below:

	December 31,
(in thousands)	2015	2014	2013
Total intrinsic value of stock options outstanding	$740	$2,251	$2,723
Total intrinsic value of stock options exercised	$1,474	$1,616	$1,611
Fair value of stock options vested	$—	$—	$532
Cash received from the exercise of stock options	$898	$1,155	$777
Tax benefits realized for tax deductions related to stock option exercises	$104	$461	$404

The aggregate intrinsic value of stock options outstanding in the table above represents the difference between Viad’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of stock options outstanding therefore changes based on changes in the fair market value of Viad’s common stock.

Note 3. Acquisition of Businesses

West Glacier Properties

In July 2014, the Company acquired the West Glacier Motel & Cabins, the Apgar Village Lodge and related land, food and beverage services, and retail operations (collectively, the “West Glacier Properties”). The purchase price was $16.5 million in cash with a working capital adjustment of $0.3 million related to certain current assets and liabilities. The allocation of the purchase price was completed as of September 30, 2015.

The following table summarizes the purchase price and opening balance sheet for the West Glacier Properties acquisition as of the acquisition date:

(in thousands)
Purchase price paid as:
Cash		$16,544
Working capital adjustment payable		320
Total purchase price		16,864

Fair value of net assets acquired:
Prepaid expenses	$24
Inventory	1,374
Property and equipment	14,510
Intangible assets	189
Total assets acquired	16,097
Accrued liabilities	35
Customer deposits	402
Other liabilities	64
Total liabilities acquired	501
Total fair value of net assets acquired		15,596
Excess purchase price over fair value of net assets acquired (“goodwill”)		$1,268

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Travel & Recreation Group and the primary factor that contributed to the purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. Goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of the West Glacier Properties were $0.2 million in 2014 and were included in corporate activities in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the West Glacier Properties acquisition totaled $0.2 million and consist primarily of favorable lease contracts. The weighted-average amortization period related to the definite lived intangible assets is 3.5 years.

The results of operations of the West Glacier Properties have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $4.6 million and operating income of $1.5 million related to the West Glacier Properties were included in Viad’s Consolidated Statements of Operations.

Blitz

In September 2014, the Company acquired Blitz Communications Group Limited and its affiliates (collectively, “Blitz”), which has offices in the United Kingdom and is a leading audio-visual staging and creative services provider for the live events industry in the United Kingdom and continental Europe. The purchase price was £15 million (approximately $24.4 million) in cash.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $49,000 to property and equipment, $16,000 from intangible assets, $0.2 million from accrued lease obligations, $0.2 million to deferred taxes and $22,000 to goodwill. These adjustments did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of December 31, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The allocation of the purchase price was completed as of September 30, 2015.

(in thousands)
Purchase price paid as:
Cash		$24,416
Cash acquired		(190)
Purchase price, net of cash acquired		24,226

Fair value of net assets acquired:
Accounts receivable	$264
Inventory	433
Prepaid expenses	410
Property and equipment	5,951
Intangible assets	8,692
Total assets acquired	15,750
Accounts payable	1,232
Accrued liabilities	2,246
Customer deposits	199
Deferred tax liability	468
Revolving credit facility	488
Accrued dilapidations	417
Total liabilities acquired	5,050
Total fair value of net assets acquired		10,700
Excess purchase price over fair value of net assets acquired (“goodwill”)		$13,526

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Marketing & Events International Segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Blitz were $0.8 million in 2014 and $0.1 million in 2015 and are included in corporate activities in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the Blitz acquisition totaled $8.7 million and consist of customer relationships, non-compete agreements, and trade name. The weighted-average amortization period related to the intangible assets is approximately 6.9 years.

The results of operations of Blitz have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $10.1 million and operating income of $0.4 million related to Blitz have been included in Viad’s Consolidated Statements of Operations.

onPeak LLC

In October 2014, the Company acquired onPeak LLC for a purchase price of $43.0 million in cash. Of the initial purchase price, $4.1 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters and other indemnity claims. onPeak LLC provides event accommodations services in North America to the live events industry.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of approximately $0.2 million from other non-current assets, $0.2 million from intangible assets, $1.4 million to deferred taxes, $0.2 million from other liabilities, and $1.6 million to goodwill. These adjustments did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, as of December 31, 2015, the balances in the table below remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The allocation of the purchase price was completed as of December 31, 2015.

(in thousands)
Purchase price paid as:
Cash		$42,950
Cash acquired		(4,064)
Purchase price, net of cash acquired		38,886

Fair value of net assets acquired:
Accounts receivable	$4,008
Prepaid expenses	640
Property and equipment	2,450
Other non-current assets	129
Intangible assets	14,100
Total assets acquired	21,327
Accounts payable	738
Accrued liabilities	3,341
Customer deposits	4,225
Deferred tax liability	3,028
Other liabilities	129
Total liabilities acquired	11,461
Total fair value of net assets acquired		9,866
Excess purchase price over fair value of net assets acquired (“goodwill”)		$29,020

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Marketing & Events U.S. Segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. Goodwill of $9.9 million is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of onPeak LLC were $0.5 million in 2014 and $0.2 million in 2015 and are included in corporate activities in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the onPeak LLC acquisition totaled $14.1 million and consist primarily of customer relationships and trade name. The weighted-average amortization period related to the definite lived intangible assets is 9.9 years.

The results of operations of onPeak LLC have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $2.7 million and an operating loss of $0.7 million related to onPeak LLC have been included in Viad’s Consolidated Statements of Operations.

Travel Planners, Inc.

In October 2014, the Company acquired Travel Planners, Inc. for a purchase price of $33.7 million in cash less a working capital adjustment of $0.3 million. Of the purchase price, $8.8 million was deposited at closing into escrow to secure post-closing purchase price adjustments, resolution of certain tax matters, and other indemnity claims. An additional amount of $0.9 million was paid during the third quarter of 2015 to Travel Planners, Inc. as a result of an election made by the

Company to treat the purchase as an asset acquisition for tax purposes. Travel Planners, Inc. provides event accommodations services in North America to the live events industry. Travel Planners, Inc. was merged into onPeak LLC in January 2015.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.6 million from intangible assets, $0.4 million from additional purchase price payable upon tax election and $0.1 million from other accrued liabilities. These adjustments did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of December 31, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The allocation of the purchase price was completed as of December 31, 2015.

(in thousands)
Purchase price paid as:
Cash		$33,674
Additional purchase price paid for tax election		896
Working capital adjustment		(279)
Cash acquired		(4,204)
Purchase price, net of cash acquired		30,087

Fair value of net assets acquired:
Accounts receivable	$1,450
Prepaid expenses	120
Property and equipment	93
Intangible assets	14,400
Total assets acquired	16,063
Accounts payable	488
Accrued liabilities	1,557
Customer deposits	4,525
Total liabilities acquired	6,570
Total fair value of net assets acquired		9,493
Excess purchase price over fair value of net assets acquired (“goodwill”)		$20,594

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The goodwill is included in the Marketing & Events U.S. Segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. The goodwill is deductible for tax purposes over a period of 15 years. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of Travel Planners, Inc. were $0.5 million in 2014 and $0.2 million in 2015 and are included in corporate activities in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the Travel Planners, Inc. acquisition totaled $14.4 million and consist primarily of customer relationships, favorable lease contracts and trade name. The weighted-average amortization period related to the definite lived intangible assets is 9.8 years.

The results of operations of Travel Planners, Inc. have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $3.4 million and operating income of $0.5 million related to Travel Planners, Inc. have been included in Viad’s Consolidated Statements of Operations.

N200

In November 2014, the Company acquired N200 Limited and its affiliates (collectively, “N200”) for €9.7 million (approximately $12.1 million) in cash, plus an earnout payment (the “Earnout”) of up to €1.0 million. The amount of the

Earnout was based on N200’s achievement of established financial targets for the twelve-month period ended June 30, 2015. N200 exceeded those financial targets and, consequently, on October 5, 2015, the Company paid the full €1.0 million (approximately $1.1 million) Earnout to the former owners of N200. N200, which has offices in the United Kingdom and the Netherlands, is a leading event registration and data intelligence services provider for the live events industry in continental Europe.

The following table summarizes the updated allocation of the aggregate purchase price paid and amounts of assets acquired and liabilities assumed based upon the estimated fair value at the date of acquisition. During 2015, the Company made certain purchase accounting measurement period adjustments based on refinements to assumptions used in the preliminary valuation of $0.1 million from contingent consideration, $0.5 million to working capital adjustment, $15,000 from accounts receivable, $0.1 million to intangible assets, $0.1 million to accrued liabilities, $0.1 million to deferred taxes and $0.4 million to goodwill. These adjustments did not have a significant impact on the Company’s consolidated statements of operations, balance sheet, or cash flows for all periods presented, and therefore, were not retrospectively adjusted in the 2014 financial statements. Other than the line items mentioned previously, the balances in the table below as of December 31, 2015 remain unchanged from the balances reflected in the Consolidated Balance Sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The allocation of the purchase price was completed as of December 31, 2015.

(in thousands)
Purchase price paid as:
Cash		$12,068
Working capital adjustment		458
Contingent consideration		1,145
Cash acquired		(943)
Purchase price, net of cash acquired		12,728

Fair value of net assets acquired:
Accounts receivable	$1,732
Inventory	46
Prepaid expenses	115
Property and equipment	1,280
Intangible assets	3,682
Total assets acquired	6,855
Accounts payable	421
Accrued liabilities	1,057
Customer deposits	569
Deferred tax liability	986
Other liabilities	106
Total liabilities acquired	3,139
Total fair value of net assets acquired		3,716
Excess purchase price over fair value of net assets acquired (“goodwill”)		$9,012

Under the acquisition method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. Goodwill is included in the Marketing & Events International Segment and the primary factor that contributed to a purchase price resulting in the recognition of goodwill relates to future growth opportunities when combined with the Company’s other businesses. The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Transaction costs associated with the acquisition of N200 were $1.0 million in 2014 and $0.2 million in 2015 and are included in corporate activities in Viad’s Consolidated Statements of Operations.

Identified intangible assets acquired in the N200 acquisition totaled $3.7 million and consist primarily of customer relationships. The weighted-average amortization period related to the definite lived intangible assets is 7.4 years.

The results of operations of N200 have been included in Viad’s consolidated financial statements from the date of acquisition. During 2014, revenue of $0.4 million and an operating loss of $0.2 million related to N200 have been included in Viad’s Consolidated Statements of Operations.

Resource Creative Limited

In February 2013, Viad acquired the assets of Resource Creative Limited (“RCL”) for $0.6 million in cash. RCL is a United Kingdom-based company specializing in providing creative graphic services to the exhibition, events, and retail markets throughout the United Kingdom and continental Europe. The purchase price was subject to certain adjustments, plus a deferred payment of up to approximately £0.2 million, which was contingent upon RCL’s achievement of certain net revenue targets between the acquisition date and December 31, 2014. RCL exceeded the net revenue targets for the period ended December 31, 2014 and 2013 and, consequently, deferred payment installments in the amount of $0.1 million (£0.1 million) and $0.2 million (£0.1 million), respectively, were paid in January 2015 and March 2014, respectively.

Supplementary pro forma financial information

The following table summarizes the unaudited pro forma results of operations attributable to Viad, assuming the above acquisitions had each been completed on January 1, 2013:

	Year Ended December 31,
(in thousands, except per share data)	2014	2013
Revenue	$1,109,629	$1,015,275
Depreciation and amortization	$38,014	$38,981
Income from continuing operations	$44,636	$15,317
Net income attributable to Viad	$55,833	$17,510
Diluted net income per share	$2.77	$0.86
Basic net income per share	$2.77	$0.86

Pro forma net income for the year ended December 31, 2014 was adjusted to exclude transaction costs associated with the acquisitions of Blitz, the West Glacier Properties, onPeak LLC, Travel Planners, Inc., and N200, which totaled $3.0 million in 2014 and $0.6 million in 2015. These costs were included in the pro forma net income for the year ended December 31, 2013.

Note 4. Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2015	2014
Raw materials	$14,383	$16,749
Work in process	13,146	15,652
Inventories	$27,529	$32,401

Note 5. Other Current Assets

Other current assets consisted of the following:

	December 31,
(in thousands)	2015	2014
Income tax receivable	$4,643	$1,869
Prepaid vendor payments	2,140	2,689
Prepaid software maintenance	2,026	1,934
Prepaid insurance	2,024	2,170
Prepaid rent	1,406	186
Prepaid taxes	1,261	1,416
Prepaid other	2,777	4,427
Other	1,034	2,749
Other current assets	$17,311	$17,440

Note 6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2015	2014
Land and land interests	$29,032	$30,360
Buildings and leasehold improvements	135,381	138,104
Equipment and other	270,957	319,435
Gross property and equipment	435,370	487,899
Accumulated depreciation	(246,131)	(288,328)
Property and equipment, net	$189,239	$199,571

Included in the “Equipment and other” caption above are capitalized costs incurred in developing or obtaining internal use software. The net carrying amount of capitalized software was $12.3 million and $17.0 million as of December 31, 2015 and 2014, respectively.

Included in the “Land and land interests” caption above are certain leasehold interests in land within the Travel & Recreation Group for which the Company is considered to have perpetual use rights. The carrying amount of these leasehold interests was $7.7 million and $9.1 million at December 31, 2015 and 2014, respectively. These land interests are not subject to amortization.

Depreciation expense was $28.1 million for both 2015 and 2014 and $27.4 million for 2013.

During 2015, Viad recorded an impairment charge of $0.1 million related to the write-off of certain software in the Travel & Recreation Group. During 2014 and 2013, Viad recorded impairment charges of $0.9 million and $1.0 million, respectively, at the Marketing & Events Group, primarily related to the write off of certain internally developed software. These impairment losses are included in the consolidated statements of operations under the caption “Other impairment charges.”

Note 7. Other Investments and Assets

Other investments and assets consisted of the following:

	December 31,
(in thousands)	2015	2014
Cash surrender value of life insurance	$21,970	$20,866
Self-insured liability receivable	5,979	7,728
Workers’ compensation insurance security deposits	4,250	4,250
Other mutual funds	2,192	2,536
Unamortized debt issuance costs	1,572	1,964
Other	3,240	3,330
Total other investments and assets	$39,203	$40,674

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(in thousands)	Marketing & Events U.S. Segment	Marketing & Events International Segment	Travel & Recreation Group	Total
Balance at December 31, 2013	$62,686	$22,611	$44,246	$129,543
Acquisition of Blitz	—	13,504	—	13,504
Acquisition of the West Glacier Properties	—	—	1,268	1,268
Acquisition of onPeak LLC	27,406	—	—	27,406
Acquisition of Travel Planners, Inc.	20,526	—	—	20,526
Acquisition of N200	—	8,563	—	8,563
Foreign currency translation adjustments	—	(2,457)	(4,156)	(6,613)
Balance at December 31, 2014	110,618	42,221	41,358	194,197
Purchase price allocation adjustments	1,682	475	—	2,157
Foreign currency translation adjustments	—	(3,488)	(7,070)	(10,558)
Disposals(1)	—	(573)	—	(573)
Balance at December 31, 2015	$112,300	$38,635	$34,288	$185,223
(1)

During 2015, the Company partially disposed of certain operations associated with a venue services contract within the Marketing & Events International Segment. Accordingly, goodwill of $0.6 million was included in the carrying amount of those operations, and a loss of $23,000 was recorded in income from continuing operations related to the disposal.

The following table summarizes goodwill by reporting unit and segment:

	December 31,
(in thousands)	2015	2014
Marketing & Events Group:
Marketing & Events U.S. Segment	$112,300	$110,618
Marketing & Events International Segment:
GES EMEA	32,064	34,396
GES Canada	6,571	7,825
Total Marketing & Events Group	150,935	152,839
Travel & Recreation Group:
Brewster	29,836	36,906
Alaska Denali Travel	3,184	3,184
Glacier Park	1,268	1,268
Total Travel & Recreation Group	34,288	41,358
Total Goodwill	$185,223	$194,197

Goodwill is tested for impairment on an annual basis as of October 31, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

For the Marketing & Events U.S. Segment, goodwill is assigned to and tested at the operating segment level. For the Marketing & Events International Segment, goodwill is assigned to and tested based on the segment’s geographical operations (GES EMEA and GES Canada). For the Travel & Recreation Group, impairment testing is performed at the reporting unit level (Brewster, Alaska Denali Travel, and Glacier Park).

As a result of the Company’s most recent impairment analysis performed as of October 31, 2015, the excess of the estimated fair value over the carrying value (expressed as a percentage of the carrying amounts) under step one of the impairment test for each of the Marketing & Events Group’s reporting units in the U.S., GES EMEA, and GES Canada was 146 percent, 132 percent, and 91 percent, respectively. For the Brewster, Alaska Denali Travel, and Glacier Park reporting units, the excess of the estimated fair value over the carrying value was 146 percent, 48 percent, and 10 percent, respectively.

Viad’s accumulated goodwill impairments were $229.7 million for both 2015 and 2014.

Intangible assets consisted of the following as of the respective periods:

	December 31, 2015
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$38,342	$(7,814)	$30,528
Other	4,401	(2,067)	2,334
Total amortized intangible assets	42,743	(9,881)	32,862
Unamortized intangible assets:
Business licenses	460	—	460
Total	$43,203	$(9,881)	$33,322

	December 31, 2014
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer contracts and relationships	$41,624	$(2,961)	$38,663
Other	4,576	(732)	3,844
Total amortized intangible assets	46,200	(3,693)	42,507
Unamortized intangible assets:
Business licenses	460	—	460
Total	$46,660	$(3,693)	$42,967

Intangible asset amortization expense was $7.2 million, $2.7 million, and $1.3 million for 2015, 2014, and 2013, respectively. The weighted-average amortization period of customer contracts and relationships and other amortizable intangible assets is approximately 8.2 years and 3.1 years, respectively. Estimated future amortization expense related to amortized intangible assets is as follows:

(in thousands)
Year ending December 31,
2016	$6,303
2017	5,492
2018	4,536
2019	4,155
2020	3,616
Thereafter	8,760
Total	$32,862

Note 9. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2015	2014
Continuing operations:
Self-insured liability accrual	$6,891	$6,297
Accrued sales and use taxes	4,772	3,624
Accrued employee benefit costs	3,892	3,215
Accrued dividends	2,103	2,107
Deferred rent	548	896
Current portion of pension liability	1,768	1,729
Accrued restructuring	1,757	1,154
Accrued rebates	752	1,600
Accrued professional fees	751	1,228
Accrued foreign income taxes	986	2,370
Other	4,002	2,636
Total continuing operations	28,222	26,856
Discontinued operations:
Environmental remediation liabilities	295	350
Self-insured liability accrual	200	173
Other	521	408
Total discontinued operations	1,016	931
Total other current liabilities	$29,238	$27,787

Note 10. Other Deferred Items and Liabilities

Other deferred items and liabilities consisted of the following:

	December 31,
(in thousands)	2015	2014
Continuing operations:
Self-insured liability	$13,662	$13,525
Accrued compensation	7,612	6,824
Self-insured excess liability	5,979	7,728
Deferred rent	5,607	3,939
Foreign deferred tax liability	2,384	2,135
Accrued restructuring	519	555
Other	1,262	3,965
Total continuing operations	37,025	38,671
Discontinued operations:
Environmental remediation liabilities	4,177	4,395
Self-insured liability	3,986	4,327
Accrued income taxes	1,151	1,119
Other	997	1,250
Total discontinued operations	10,311	11,091
Total other deferred items and liabilities	$47,336	$49,762

Note 11. Debt and Capital Lease Obligations

The components of long-term debt and capital lease obligations consisted of the following:

	December 31,
(in thousands, except interest rates)	2015	2014
Revolving credit facility and term loan 2.4% and 2.4% weighted-average interest rate at December 31, 2015 and 2014, respectively, due through 2019 (1)	$127,500	$139,500
Capital lease obligations, 6.1% and 6.0% weighted-average interest rate at December 31, 2015 and 2014, respectively, due through 2018	1,475	1,520
Total debt	128,975	141,020
Current portion	(34,554)	(27,856)
Long-term debt and capital lease obligations	$94,421	$113,164
(1)

Represents the weighted-average interest rate in effect at December 31 for revolving credit facility and term loan borrowings, including any applicable margin. The interest rates do not include amortization of debt issuance costs or commitment fees.

Effective December 22, 2014, Viad entered into a $300 million Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amended and replaced in its entirety the Company’s $180 million revolving credit facility under the Amended and Restated Credit Agreement dated as of May 18, 2011. The Credit Agreement provides for a senior credit facility in the aggregate amount of $300 million, which consists of a $175 million revolving credit facility (the “Revolving Credit Facility”) and a $125 million term loan (the “Term Loan”). Loans under the Credit Agreement have a maturity date of December 22, 2019. Proceeds from the loans made under the Credit Agreement were used to refinance certain outstanding debt of the Company and will be used for the Company’s general corporate purposes in the ordinary course of its business. Under the Credit Agreement, the Revolving Credit Facility and/or the Term Loan may be increased up to an additional $100 million under certain circumstances. If such circumstances are met, the Company may obtain the additional borrowings under the Revolving Credit Facility, the Term Loan, or a combination of the two facilities. The Revolving Credit Facility has a $40 million sublimit for letters of credit. Borrowings and letters of credit can be denominated in U.S. dollars, Euros, Canadian dollars, or British pounds. Viad’s lenders under the Credit Agreement have a first perfected security interest in all of the personal property of Viad, GES and GES Event Intelligence Services, Inc., including 65 percent of the capital stock of top-tier foreign subsidiaries.

Effective February 24, 2016, the Credit Agreement was amended to modify the terms of the financial covenants and the negative covenants related to acquisitions, restricted payments, and indebtedness. Prior to this amendment to the Credit Agreement (the “Credit Agreement Amendment”), the financial covenants included a fixed charge coverage ratio of not less than 1.75 to 1.00, with a step-up to 2.00 to 1.00 for the fiscal quarter ending June 30, 2016. Viad was required to maintain a leverage ratio of not greater than 3.00 to 1.00, with a step-down to 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and a step-down to 2.50 to 1.00 thereafter. Acquisitions in the same or related lines of business were permitted if the leverage ratio, on a pro forma basis, was less than or equal to 2.50 to 1.00 for acquisitions consummated on or prior to December 31, 2015, and 2.25 to 1.00 for acquisitions consummated between January 1, 2016 and December 31, 2016, and 2.00 to 1.00 for acquisitions consummated thereafter. Viad was allowed to pay dividends or repurchase the Company’s common stock up to $20 million in the aggregate in any calendar year, but additional dividends, share repurchases or distributions of stock were permitted only if the Company’s leverage ratio was less than or equal to 2.00 to 1.00, the liquidity amount (defined as cash in the U.S. and Canada plus available revolver borrowings on a pro forma basis) was not less than $100 million, and no default or unmatured default, as defined in the Credit Agreement, existed. As of December 31, 2015, the fixed charge coverage ratio was 2.18 to 1.00, the leverage ratio was 1.67 to 1.00, and Viad was in compliance with all covenants under the Credit Agreement.

Under the Credit Agreement Amendment, the scheduled limit decrease for the Company’s overall leverage ratio, as well as the scheduled limit increase for the fixed charge coverage ratio, as those terms are defined in the Credit Agreement, were eliminated. The overall leverage ratio and fixed charge coverage ratio are now 3.50 to 1.00 and 1.75 to 1.00, respectively, and will remain at those levels for the entire remaining term of the Credit Agreement. Acquisitions in substantially the same or related lines of business are permitted under the Credit Agreement Amendment, as long as the pro forma leverage ratio is less than or equal to 3.00 to 1.00. Viad can still make dividends, distributions, and repurchases of its common stock up to $20 million per calendar year. Stock dividends, distributions, and repurchases above the $20 million limit are no longer subject to a liquidity covenant, and are permitted as long as the Company’s pro forma leverage ratio is less than or equal to 2.50 to 1.00 and no default or unmatured default, as defined in the Credit Agreement, exists. Unsecured debt is also allowed as long as the Company’s pro forma leverage ratio is less than or equal to 3.00 to 1.00. Significant other covenants under the Credit Agreement that remain unchanged by the Credit Agreement Amendment include limitations on investments, sales/leases of assets, consolidations or mergers, and liens on property.

As of December 31, 2015, Viad’s total debt was $129.0 million, consisting of outstanding borrowings under the Term Loan and Revolving Credit Facility of $112.5 million and $15.0 million, respectively, and capital lease obligations of $1.5 million. As of December 31, 2015, Viad had $158.7 million of capacity remaining under its Credit Facility reflecting outstanding letters of credit of $1.3 million.

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

As of December 31, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by the Company’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2015 would be $10.4 million. These guarantees relate to leased facilities and expire through March 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2015 are as follows:

(in thousands)	Revolving Credit Agreement	Capital Lease Obligations
Year ending December 31,
2016	$33,750	$926
2017	18,750	570
2018	18,750	207
2019	56,250	—
2020	—	—
Total	$127,500	$1,703
Less: Amount representing interest		(228)
Present value of minimum lease payments		$1,475

The gross amount of assets recorded under capital leases and accumulated amortization as of December 31, 2015 was $3.5 million and $2.1, respectively. As of December 31, 2014, the gross amount of assets recorded under capital leases and accumulated amortization was $3.5 million and $2.1 million, respectively. The amortization charges related to assets recorded under capital leases are included in depreciation expense. Refer to Note 6 - Property and Equipment.

The weighted-average interest rate on total debt (including amortization of debt issuance costs and commitment fees) was 3.2 percent, 4.0 percent and 4.2 percent for 2015, 2014, and 2013, respectively. The estimated fair value of total debt was $113.9 million and $123.0 million as of December 31, 2015 and 2014, respectively. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity.

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

Viad measures its money market mutual funds and certain other mutual fund investments at fair value on a recurring basis using Level 1 inputs. The fair value information related to these assets is summarized in the following tables:

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$118	$118	$—	$—
Other mutual funds	2,192	2,192	—	—
Total assets at fair value on a recurring basis	$2,310	$2,310	$—	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Money market funds	$8,518	$8,518	$—	$—
Other mutual funds	2,536	2,536	—	—
Total assets at fair value on a recurring basis	$11,054	$11,054	$—	$—
Liabilities:
Earnout contingent consideration liability	(1,210)	—	—	(1,210)
Total liabilities at fair value on a recurring basis	$(1,210)	$—	$—	$(1,210)

As of December 31, 2015 and 2014, Viad had investments in money market mutual funds of $0.1 million and $8.5 million, respectively, which are included in the consolidated balance sheets under the caption “Cash and cash equivalents.” These investments are classified as available-for-sale and were recorded at fair value. There have been no realized gains or losses related to these investments and the Company has not experienced any redemption restrictions with respect to any of the money market mutual funds.

As of December 31, 2015 and 2014, Viad had investments in other mutual funds of $2.2 million and $2.5 million, respectively, which are classified in the consolidated balance sheets under the caption “Other investments and assets.” These investments were classified as available-for-sale and were recorded at fair value. As of December 31, 2015 and 2014, there were unrealized gains of $0.6 million ($0.3 million after-tax) and $0.8 million ($0.5 million after-tax), respectively, which were included in the consolidated balance sheets under the caption “Accumulated other comprehensive income (loss).”

The carrying values of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of debt obligations is disclosed in Note 11 – Debt and Capital Lease Obligations.

Note 13. Income Per Share

The components of basic and diluted income per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income attributable to Viad (diluted)	$26,606	$52,354	$21,555
Less: Allocation to non-vested shares	(385)	(970)	(485)
Net income allocated to Viad common stockholders (basic)	$26,221	$51,384	$21,070
Basic weighted-average outstanding common shares	19,797	19,804	19,850
Additional dilutive shares related to share-based compensation	184	329	415
Diluted weighted-average outstanding shares	19,981	20,133	20,265
Income per share:
Basic income attributable to Viad common stockholders	$1.32	$2.59	$1.06
Diluted income attributable to Viad common stockholders (1)	$1.32	$2.59	$1.06

(1)	Diluted income per share amount cannot exceed basic income per share.

Options to purchase 4,000, 26,000 and 47,000 shares of common stock were outstanding during 2015, 2014 and 2013, respectively, but were not included in the computation of dilutive shares outstanding because the effect would be anti-dilutive.

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

Information regarding ESOP transactions is as follows:

	Year Ended December 31,
(in thousands)	2014	2013
Amounts paid by ESOP for:
Debt repayment	$44	$1,280
Interest	$—	$1
Amounts received from Viad as:
Contributions	$44	$1,202
Dividends	$—	$79

Shares were released for allocation to participants based upon the ratio of the current year’s principal and interest payments to the sum of the total principal and interest payments expected over the remaining life of the loan. Viad recorded expense of less than $0.1 million in 2014 and $1.3 million in 2013.

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

Note 15. Preferred Stock Purchase Rights

Viad has authorized five million and two million shares of Preferred Stock and Junior Participating Preferred Stock, respectively, none of which was outstanding on December 31, 2015.

On February 28, 2013, Viad’s shareholder rights plan (the “Rights Agreement”), as adjusted in connection with Viad’s one-for-four reverse stock split on July 1, 2004, and as amended on February 28, 2012, terminated on its own terms and the Preferred Stock Purchase Rights issued pursuant to the Rights Agreement expired.

Note 16. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) by component are as follows:

(in thousands)	Unrealized Gains on Investments	Cumulative Foreign Currency Translation Adjustments	Unrecognized Net Actuarial Loss and Prior Service Credit, Net	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$429	$30,847	$(11,259)	$20,017
Other comprehensive income before reclassifications	98	(18,432)	—	(18,334)
Amounts reclassified from AOCI, net of tax	(56)	—	(2,021)	(2,077)
Net other comprehensive income (loss)	42	(18,432)	(2,021)	(20,411)
Balance at December 31, 2014	$471	$12,415	$(13,280)	$(394)
Other comprehensive income before reclassifications	(55)	(35,672)	1,546	(34,181)
Amounts reclassified from AOCI, net of tax	(70)	—	469	399
Net other comprehensive income (loss)	(125)	(35,672)	2,015	(33,782)
Balance at December 31, 2015	$346	$(23,257)	$(11,265)	$(34,176)

The following table presents information about reclassification adjustments out of AOCI:

	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)	2015	2014
Unrealized gains on investments	$(112)	$(90)	Income income
Tax effect	42	34	Income taxes
	$(70)	$(56)
Recognized net actuarial (gain) loss (1)	$1,180	$(3,821)
Amortization of prior service credit (1)	(552)	565
Tax effect	(159)	1,235	Income taxes
	$469	$(2,021)
(1)	Amount included in pension expense. Refer to Note 18 – Pension and Postretirement Benefits.

Note 17. Income Taxes

Earnings before income taxes from continuing operations consist of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Foreign	$35,571	$33,349	$25,010
United States	2,364	7,938	2,620
Income from continuing operations before income taxes	$37,935	$41,287	$27,630

Significant components of the income tax provision from continuing operations are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current:
United States:
Federal	$(876)	$—	$(3,308)
State	1,558	16	(286)
Foreign	9,342	9,824	9,606
Total current	10,024	9,840	6,012
Deferred:
United States:
Federal	1,854	(9,486)	2,007
State	(164)	(125)	651
Foreign	(1,221)	(120)	(360)
Total deferred	469	(9,731)	2,298
Income tax expense	$10,493	$109	$8,310

The Company is subject to income tax in jurisdictions in which it operates. A reconciliation of the statutory federal income tax rate to the effective tax rate of the Company for the years 2013 – 2015 is as follows:

	Year Ended December 31,
(in thousands)	2015		2014		2013
Computed income tax expense at statutory federal income tax rate of 35%	$13,277	35.0%	$14,450	35.0%	$9,670	35.0%
State income taxes, net of federal provision	1,713	4.5%	227	0.5%	345	1.2%
Foreign tax rate differentials	(1,181)	(3.1)%	(1,262)	(3.1)%	77	0.3%
U.S. tax on foreign earnings (net of foreign tax credits)	(948)	(2.5)%	(2,168)	(5.3)%	(1,831)	(6.6)%
Change in valuation allowance	(944)	(2.5)%	(11,650)	(28.2)%	(2,184)	(7.9)%
Proceeds from life insurance	—	—	(133)	(0.3)%	(196)	(0.7)%
Return to provision and other adjustments	(1,557)	(4.1)%	(1,401)	(3.4)%	1,664	6.0%
Other, net	133	0.4%	2,046	5.0%	765	2.8%
Income tax expense	$10,493	27.7%	$109	0.2%	$8,310	30.1%

The components of deferred income tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Tax credit carryforwards	$19,529	$21,783
Pension, compensation, and other employee benefits	23,212	23,501
Provisions for losses	11,119	12,127
Net operating loss carryforward	4,310	4,886
State income taxes	2,944	2,979
Other deferred income tax assets	3,456	3,927
Total deferred tax assets	64,570	69,203
Valuation allowance	(2,837)	(3,781)
Foreign deferred tax assets included above	(2,460)	(1,536)
Net deferred tax assets	59,273	63,886
Deferred tax liabilities:
Property and equipment	(3,510)	(5,856)
Deferred tax related to life insurance	(5,316)	(4,962)
Goodwill and other intangible assets	(4,038)	(2,705)
Other deferred income tax liabilities	(1,115)	(1,452)
Total deferred tax liabilities	(13,979)	(14,975)
Foreign deferred tax liabilities included above	3,471	3,671
United States net deferred tax assets	$48,765	$52,582

In accordance with ASU 2015-17, all of the Company’s deferred tax assets are reflected as non-current. The Company applied ASU 2015-17 on a retrospective basis. As a result, current deferred tax assets of $22.9 million were reclassified to non-current on the December 31, 2014 consolidated balance sheet. Refer to Note 1 – Summary of Significant Accounting Policies for further information.

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2015 and 2014, Viad had gross deferred tax assets of $64.6 million and $69.2 million, respectively. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

As of December 31, 2015, the Company has foreign tax credit carryforwards of $9.2 million. The credits are subject to a 10-year carryforward period. Of the $9.2 million, $1.0 million will expire in 2020, $6.0 million will expire in 2021, $0.3 million will expire in 2022, and $1.9 million will expire in 2023. As of December 31, 2015, Viad had tax credit carryforwards related to alternative minimum tax of $10.3 million that may be carried forward indefinitely.

As of December 31, 2015 and 2014, Viad had gross state and foreign net operating loss carryforwards of $56.0 million and $75.8 million, respectively, for which the Company had deferred tax assets of $4.3 million and $4.9 million, respectively. The state and foreign net operating loss carryforwards expire on various dates from 2016 through 2035. During 2015, the Company decreased its valuation allowance related to state and foreign net operating loss carryforwards by $0.8 million and $0.2 million, respectively. As of December 31, 2015 and 2014, Viad had a valuation allowance of $2.8 million and $3.8 million related to state and foreign net operating loss carryforwards, respectively.

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

Viad has not recorded deferred taxes on certain historical unremitted earnings of its subsidiaries located in Canada, the United Kingdom, and the Netherlands as management intends to reinvest those earnings in its operations. As of December 31, 2015, the incremental unrecognized tax liability (net of estimated foreign tax credits) related to those undistributed earnings was approximately $3.4 million. To the extent that circumstances change and it becomes apparent that some or all of those undistributed earnings will be remitted to the U.S., Viad would accrue income taxes attributable to such remittance.

Viad exercises judgment in determining its income tax provision when the ultimate tax determination is uncertain. Viad classifies liabilities associated with uncertain tax positions as non-current liabilities in its consolidated balance sheets unless they are expected to be paid within the next year. As of December 31, 2015 and 2014, the Company had liabilities associated with uncertain tax positions (including interest and penalties) of $1.5 million and $2.4 million, respectively, which were classified as non-current liabilities.

During 2015, the Company recognized a net decrease in the liability for uncertain tax positions for continuing operations of approximately $1.0 million. As of December 31, 2015, Viad had no accrued interest and penalties related to uncertain tax positions for continuing operations which are classified as a component of income tax expense. The tax expense impact of the change in uncertain tax positions was a benefit of $0.3 million after restoration of the deferrals that the uncertain tax positions were previously offset against. The Company does not expect any material positions will be resolved or settled during 2016.

The Company had accrued liabilities for uncertain tax positions for discontinued operations of $0.6 million and accrued interest and penalties of $0.5 million as of both December 31, 2015 and 2014. Future tax resolutions or settlements that may occur related to these uncertain tax positions would be recorded through discontinued operations (net of tax, if applicable). The Company does not expect the discontinued operations uncertain tax positions to be resolved or settled within the next twelve months.

A reconciliation of the liabilities associated with uncertain tax positions (excluding interest and penalties) is as follows:

(in thousands)	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2012	$—	$636	$636
Additions for tax positions taken in prior years	736	—	736
Balance at December 31, 2013	736	636	1,372
Additions for tax positions taken in prior years	1,019	—	1,019
Reductions for lapse of applicable statutes	(472)	—	(472)
Balance at December 31, 2014	1,283	636	1,919
Additions for tax positions taken in prior years	43	—	43
Reductions for tax positions taken in prior years	(666)	—	(666)
Reductions for lapse of applicable statutes	(353)	—	(353)
Balance at December 31, 2015	$307	$636	$943

Viad is subject to regular and recurring audits by taxing authorities in jurisdictions in which the Company currently operates or has operated in the past. This includes the United States, Canada, the United Kingdom, Germany, and the Netherlands.

Viad’s 2012 through 2015 U.S. federal tax years and various state tax years from 2011 through 2015 remain subject to income tax examinations by tax authorities. The 2006, 2008, and 2010 federal tax years remain subject to adjustment to the extent of federal net operating loss carryback claims. Tax years 2011 through 2015 remain subject to examination by various foreign taxing jurisdictions.

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

Viad also has certain defined benefit postretirement plans that provide medical and life insurance for certain eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees. In addition, Viad retained the obligations for these benefits for retirees of certain sold businesses. While the plans have no funding requirements, Viad may fund the plans.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s pension plans included the following:

	December 31,
(in thousands)	2015	2014	2013
Net periodic benefit cost:
Service cost	$101	$87	$66
Interest cost	1,018	1,079	1,030
Expected return on plan assets	(380)	(436)	(400)
Recognized net actuarial loss	492	407	583
Net periodic benefit cost	1,231	1,137	1,279
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	(963)	3,418	(2,565)
Reversal of amortization item:
Net actuarial loss	(492)	(407)	(583)
Total recognized in other comprehensive income (loss)	(1,455)	3,011	(3,148)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(224)	$4,148	$(1,869)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income of Viad’s postretirement benefit plans included the following:

	December 31,
(in thousands)	2015	2014	2013
Net periodic benefit cost:
Service cost	$152	$129	$156
Interest cost	619	640	663
Expected return on plan assets	—	—	—
Amortization of prior service credit	(552)	(593)	(902)
Recognized net actuarial loss	528	166	518
Net periodic benefit cost	747	342	435
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	(1,248)	1,045	(1,496)
Prior service credit	3	(1,283)	(40)
Reversal of amortization item:
Net actuarial loss	(528)	(166)	(518)
Prior service credit	552	593	902
Total recognized in other comprehensive income (loss)	(1,221)	189	(1,152)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(474)	$531	$(717)

The following table indicates the funded status of the plans as of December 31:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$16,012	$13,435	$11,127	$10,536	$16,235	$16,919
Service cost	—	—	101	87	152	129
Interest cost	616	644	402	435	619	640
Actuarial adjustments	(1,013)	2,700	(1,072)	649	(1,248)	1,011
Plan amendments	—	—	—	—	3	(1,283)
Benefits paid	(709)	(767)	(509)	(580)	(1,188)	(1,181)
Benefit obligation at end of year	14,906	16,012	10,049	11,127	14,573	16,235
Change in plan assets:
Fair value of plan assets at beginning of year	11,198	10,872	—	—	—	520
Actual return on plan assets	(742)	364	—	—	—	(34)
Company contributions	732	729	509	580	1,188	695
Benefits paid	(709)	(767)	(509)	(580)	(1,188)	(1,181)
Fair value of plan assets at end of year	10,479	11,198	—	—	—	—
Funded status at end of year	$(4,427)	$(4,814)	$(10,049)	$(11,127)	$(14,573)	$(16,235)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

					Postretirement
	Funded Plans		Unfunded Plans		Benefit Plans
(in thousands)	2015	2014	2015	2014	2015	2014
Other current liabilities	$—	$—	$645	$635	$1,122	$1,094
Non-current liabilities	4,427	4,814	9,404	10,492	13,451	15,141
Net amount recognized	$4,427	$4,814	$10,049	$11,127	$14,573	$16,235

Amounts recognized in accumulated other comprehensive income as of December 31, 2015 consisted of:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
Net actuarial loss	$9,202	$2,806	$3,795	$15,803
Prior service credit	—	—	(2,173)	(2,173)
Subtotal	9,202	2,806	1,622	13,630
Less tax effect	(3,490)	(1,064)	(615)	(5,169)
Total	$5,712	$1,742	$1,007	$8,461

Amounts recognized in accumulated other comprehensive income as of December 31, 2014 consisted of:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans	Total
Net actuarial loss	$9,442	$4,020	$5,571	$19,033
Prior service credit	—	—	(2,729)	(2,729)
Subtotal	9,442	4,020	2,842	16,304
Less tax effect	(3,581)	(1,525)	(1,078)	(6,184)
Total	$5,861	$2,495	$1,764	$10,120

The estimated net actuarial loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is approximately $0.4 million. The estimated prior service credit for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit credit in 2016 is approximately $0.5 million.

The estimated net actuarial loss for the unfunded and funded benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is approximately $0.1 million and $0.3 million, respectively.

The fair value of the domestic plans’ assets by asset class was as follows:

		Fair Value Measurements at December 31, 2015
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$5,453	$5,453	$—	$—
U.S. equity securities	4,459	4,459	—	—
Cash	357	357	—	—
Other	210	—	210	—
Total	$10,479	$10,269	$210	$—

		Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobserved Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Domestic pension plans:
Fixed income securities	$6,534	$6,534	$—	$—
U.S. equity securities	3,855	3,855	—	—
Cash	552	552	—	—
Other	257	—	257	—
Total	$11,198	$10,941	$257	$—

The Viad Corp Medical Plan maintained a trust account for plan assets invested in various securities.  In June 2014, the trust account was closed after all plan assets were liquidated to reimburse Viad Corp for net postretirement medical claims paid. All medical claims are being paid by Viad.

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

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans	Postretirement Benefit Plans
2016	$834	$659	$1,146
2017	$875	$697	$1,157
2018	$895	$722	$1,153
2019	$922	$735	$1,123
2020	$988	$737	$1,112
2021-2025	$4,879	$3,447	$5,021

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

	December 31,
(in thousands)	2015	2014	2013
Net periodic benefit cost:
Service cost	$503	$413	$534
Interest cost	505	631	702
Expected return on plan assets	(583)	(640)	(698)
Recognized net actuarial loss	160	145	248
Net periodic benefit cost	585	549	786
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	182	361	(1,214)
Reversal of amortization of net actuarial loss	(160)	145	(248)
Total recognized in other comprehensive income (loss)	22	506	(1,462)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$607	$1,055	$(676)

The following table represents the funded status of the plans as of December 31:

	Funded Plans		Unfunded Plans
(in thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$12,016	$11,460	$2,756	$2,911
Service cost	503	413	—	—
Interest cost	415	507	89	124
Actuarial adjustments	(176)	1,042	178	234
Benefits paid	(1,115)	(344)	(179)	(211)
Translation adjustment	(1,899)	(1,062)	(374)	(302)
Benefit obligation at end of year	9,744	12,016	2,470	2,756
Change in plan assets:
Fair value of plan assets at beginning of year	11,747	11,560	—	—
Actual return on plan assets	377	983	—	—
Company contributions	566	604	179	211
Benefits paid	(1,115)	(344)	(179)	(211)
Translation adjustment	(1,870)	(1,056)	—	—
Fair value of plan assets at end of year	9,705	11,747	—	—
Funded status at end of year	$(39)	$(269)	$(2,470)	$(2,756)

The net amounts recognized in Viad’s consolidated balance sheets under the caption “Pension and postretirement benefits” as of December 31 were as follows:

	Funded Plans		Unfunded Plans
(in thousands)	2015	2014	2015	2014
Other current liabilities	$—	$—	$162	$94
Non-current liabilities	39	318	2,308	2,662
Net amount recognized	$39	$318	$2,470	$2,756

The net actuarial losses for the foreign funded plans as of December 31, 2015 and 2014 were $3.3 million ($2.5 million after-tax) and $4.0 million ($3.1 million after-tax), respectively. The net actuarial losses as of December 31, 2015 and 2014 for the foreign unfunded plans were $0.4 million ($0.3 million after-tax) and $0.4 million ($0.2 million after-tax), respectively.

The fair value of the foreign pension plans’ assets by asset category was as follows:

		Fair Value Measurements at December 31, 2015
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Canadian fixed income securities	$4,372	$4,372	$—	$—
International equity securities	3,896	3,521	375	—
U.S. equity securities	1,012	1,012	—	—
Other	425	425	—	—
Total	$9,705	$9,330	$375	$—

		Fair Value Measurements at December 31, 2014
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Assets:
Canadian fixed income securities	$5,367	$5,367	$—	$—
International equity securities	4,693	4,273	420	—
U.S. equity securities	1,236	1,236	—	—
Other	451	451	—	—
Total	$11,747	$11,327	$420	$—

The following payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Funded Plans	Unfunded Plans
2016	$311	$166
2017	$383	$166
2018	$395	$166
2019	$449	$165
2020	$451	$165
2021-2025	$2,716	$816

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets. The accumulated benefit obligations in excess of plan assets as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans
(in thousands)	2015	2014	2015	2014
Projected benefit obligation	$14,906	$16,012	$10,049	$11,127
Accumulated benefit obligation	$14,906	$16,012	$9,934	$11,014
Fair value of plan assets	$10,479	$11,200	$—	$—

	Foreign Plans
	Funded Plans		Unfunded Plans
(in thousands)	2015	2014	2015	2014
Projected benefit obligation	$9,744	$12,016	$2,470	$2,756
Accumulated benefit obligation	$9,186	$11,268	$2,470	$2,656
Fair value of plan assets	$9,705	$11,747	$—	$—

Contributions. In aggregate for both the domestic and foreign plans, the Company anticipates contributing $0.9 million to the funded pension plans, $0.8 million to the unfunded pension plans and $1.1 million to the postretirement benefit plans in 2016.

Weighted-Average Assumptions. Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2015	2014	2015	2014	2015	2014	2015	2014
Discount rate	4.37%	4.01%	4.25%	3.90%	4.30%	4.00%	3.76%	3.85%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.31%	3.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Domestic Plans
	Funded Plans		Unfunded Plans		Postretirement Benefit Plans		Foreign Plans
	2015	2014	2015	2014	2015	2014	2015	2014
Discount rate	3.97%	4.90%	3.90%	4.60%	4.00%	4.65%	3.86%	4.67%
Expected return on plan assets	3.33%	4.15%	N/A	N/A	0.00%	0.00%	4.51%	5.69%
Rate of compensation increase	N/A	N/A	3.00%	3.00%	N/A	N/A	2.31%	3.00%

The assumed health care cost trend rate used in measuring the December 31, 2015 accumulated postretirement benefit obligation was 7.0 percent, declining one-quarter percent each year to the ultimate rate of 4.5 percent by the year 2025 and remaining at that level thereafter. The assumed health care cost trend rate used in measuring the December 31, 2014 accumulated postretirement benefit obligation was 7.5 percent, declining one-quarter percent each year to the ultimate rate of 5.0 percent by the year 2025 and remaining at that level thereafter.

A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2015 by approximately $1.5 million and the total of service and interest cost components by approximately $0.1 million. A one-percentage-point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2015 by approximately $1.3 million and the total of service and interest cost components by approximately $0.1 million.

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

Viad’s participation in multi-employer pension plans for 2015 is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2015 and 2014 relates to the plan’s year end as of December 31, 2014 and 2013, respectively, and is based on information received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

		Plan	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Viad Contributions			Surcharge Paid	Expiration Date of Collective- Bargaining Agreement(s)
(in thousands)	EIN	No.	2015	2014		2015	2014	2013
Pension Fund:
Western Conference of Teamsters Pension Plan	91-6145047	1	Green	Green	No	$5,632	$6,369	$5,524	No	5/31/2018
Southern California Local 831—Employer Pension Fund (1)	95-6376874	1	Green	Green	No	2,485	2,481	2,244	No	8/31/17
Chicago Regional Council of Carpenters Pension Fund	36-6130207	1	Yellow	Yellow	Yes	1,887	1,946	1,614	No	5/31/18
Electrical Contractors Assoc. Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Plan #2	51-6030753	2	Green	Green	No	1,190	1,081	957	No	6/3/17
IBEW Local Union No 357 Pension Plan A (2)	88-6023284	1	Green	Green	No	1,150	1,457	1,631	No	6/16/18
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	1	Red	Red	Yes	948	1,018	836	No	7/31/18
Southern California IBEW-NECA Pension Fund	95-6392774	1	Yellow	Yellow	Yes	835	768	184	No	continuous
National Electrical Benefit Fund	53-0181657	1	Green	Green	No	771	167	193	No	6/16/18
Southwest Carpenters Pension Trust	95-6042875	1	Green	Green	No	750	885	812	No	6/30/18
Sign Pictorial & Display Industry Pension Plan (1)	94-6278490	1	Green	Green	No	541	439	367	No	3/31/18
Machinery Movers Riggers & Mach Erect Local 136 Supplemental Retirement Plan (1)	36-1416355	11	Red	Red	Yes	502	993	430	Yes	6/30/19
All other funds (3)						3,869	3,491	2,032
Total contributions to defined benefit plans						20,560	21,095	16,824
Total contributions to other plans						1,428	2,057	3,489
Total contributions to multi-employer plans						$21,988	$23,152	$20,313

(1)	The Company contributed more than 5 percent of total plan contributions for the 2014 and 2013 plan years based on the plans’ Form 5500s.
(2)	The Company contributed more than 5 percent of total plan contributions for the 2013 plan year based on the plans’ Form 5500.
(3)	Represents participation in 45 pension funds during 2015.

Other Employee Benefits. The Company matches U.S. employee contributions to the 401(k) plan with shares of Viad common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the Company match was $3.7 million, $3.3 million, and $1.3 million for 2015, 2014, and 2013, respectively. Historically, Viad has funded its matching contributions to employees’ 401(k) accounts through the Company’s leveraged ESOP feature of the Company’s 401(k) defined contribution plan. ESOP shares are treated as outstanding for income per share calculations. During 2014, the Company depleted these shares and matching contributions are now funded from shares of Viad common stock held in treasury. Refer to Note 14 – Employee Stock Ownership Feature of 401(k) Plan for further information.

Note 19. Restructuring Charges

Marketing & Events Group Consolidation

Beginning in 2009, Viad commenced certain restructuring actions designed to reduce the Company’s cost structure primarily within the Marketing & Events U.S. Segment, and to a lesser extent in the Marketing & Events International Segment. The Company implemented a strategic reorganization plan in order to consolidate the separate business units within the Marketing & Events U.S. Segment. The Company also consolidated facilities and streamlined its operations in the United Kingdom and Germany. As a result, the Company recorded restructuring charges in 2015, 2014 and 2013, primarily consisting of severance and related benefits as a result of workforce reductions and charges related to the consolidation and downsizing of facilities representing the remaining operating lease obligations (net of estimated sublease income) and related costs.

Other Restructurings

The Company recorded restructuring charges in connection with the consolidation of certain support functions at its corporate headquarters and certain reorganization activities within the Travel & Recreation Group. These charges primarily consist of severance and related benefits due to headcount reductions and charges related to the downsizing of facilities.

The table below represents a reconciliation of beginning and ending liability balances by major restructuring activity:

	Marketing & Events Group Consolidation		Other Restructurings
(in thousands)	Severance & Employee Benefits	Facilities	Severance & Employee Benefits	Facilities	Total
Balance at December 31, 2012	$720	$5,571	$—	$933	$7,224
Restructuring charges (recoveries)	2,931	(315)	1,869	(692)	3,793
Cash payments	(2,411)	(1,691)	(498)	(241)	(4,841)
Adjustment to liability	—	—	(478)	—	(478)
Balance at December 31, 2013	1,240	3,565	893	—	5,698
Restructuring charges (recoveries)	2,358	(828)	107	—	1,637
Cash payments	(3,055)	(1,376)	(845)	—	(5,276)
Adjustment to liability	—	(200)	85	—	(115)
Balance at December 31, 2014	543	1,161	240	—	1,944
Restructuring charges	1,767	587	602	—	2,956
Cash payments	(1,514)	(457)	(601)	—	(2,572)
Adjustment to liability	(45)	—	(7)	—	(52)
Balance at December 31, 2015	$751	$1,291	$234	$—	$2,276

As of December 31, 2015, the liabilities related to severance and employee benefits are expected to be paid by the end of 2018. Refer to Note 22 - Segment Information for information regarding restructuring charges by segment.

Note 20. Leases and Other

Viad has entered into operating leases for the use of certain of its offices, equipment and other facilities. These leases expire over periods up to 40 years. Leases which expire are generally renewed or replaced by similar leases. Some leases contain scheduled rental increases accounted for on a straight-line basis.

As of December 31, 2015, Viad’s future minimum rental payments and related sublease rentals receivable with respect to non-cancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Rental Payments	Receivable Under Subleases
2016	$20,962	$1,526
2017	18,567	1,544
2018	16,437	1,490
2019	13,027	1,005
2020	11,413	509
Thereafter	10,122	253
Total	$90,528	$6,327

Net rent expense under operating leases consisted of the following:

	December 31,
(in thousands)	2015	2014	2013
Minimum rentals	$41,564	$37,707	$34,201
Sublease rentals	(3,457)	(6,884)	(6,815)
Total rentals, net	$38,107	$30,823	$27,386

The aggregate annual maturities and the related amounts representing interest on capital lease obligations are included in Note 11 – Debt and Capital Lease Obligations.

In addition, as of December 31, 2015, the Company had aggregate purchase obligations of $28.1 million related to various licensing agreements, consulting and other contracted services.

Note 21. Litigation, Claims, Contingencies, and Other

Viad and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims, some of which involve, or may involve, compensatory, punitive or other damages. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims could be decided against Viad. Although the amount of liability as of December 31, 2015 with respect to these matters is not ascertainable, Viad believes that any resulting liability, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on Viad’s business, financial position or results of operations.

Viad is subject to various U.S. federal, state and foreign laws and regulations governing the prevention of pollution and the protection of the environment in the jurisdictions in which Viad has or had operations. If the Company has failed to comply with these environmental laws and regulations, civil and criminal penalties could be imposed and Viad could become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. As is the case with many companies, Viad also faces exposure to actual or potential claims and lawsuits involving environmental matters relating to its past operations. Although it is a party to certain environmental disputes, Viad believes that any resulting liabilities, after taking into consideration amounts already provided for and insurance coverage, will not have a material effect on the Company’s financial position or results of operations. As of December 31, 2015 and 2014, Viad had recorded environmental remediation liabilities of $4.5 million and $4.7 million related to previously sold operations, respectively.

As of December 31, 2015, Viad had certain obligations under guarantees to third parties on behalf of its subsidiaries. These guarantees are not subject to liability recognition in the consolidated financial statements and relate to leased facilities entered into by Viad’s subsidiary operations. The Company would generally be required to make payments to the respective third parties under these guarantees in the event that the related subsidiary could not meet its own payment obligations. The maximum potential amount of future payments that Viad would be required to make under all guarantees existing as of December 31, 2015 would be $10.4 million. These guarantees relate to leased facilities expiring through March 2021. There are no recourse provisions that would enable Viad to recover from third parties any payments made under the guarantees. Furthermore, there are no collateral or similar arrangements whereby Viad could recover payments.

A significant portion of Viad’s employees are unionized and the Company is a party to approximately 100 collective-bargaining agreements, with approximately one-third requiring renegotiation each year. As of December 31, 2015, approximately 29 percent of Viad’s regular full-time employees are covered by collective-bargaining agreements. If the Company were unable to reach an agreement with a union during the collective-bargaining process, the union may call for a strike or work stoppage, which may, under certain circumstances, adversely impact the Company’s businesses and results of operations. Viad believes that relations with its employees are satisfactory and that collective-bargaining agreements expiring in 2016 will be renegotiated in the ordinary course of business without having a material adverse effect on Viad’s operations. The Company entered into new showsite and warehouse agreements with the Chicago Teamsters Local 727, effective January 1, 2014, and those agreements contain provisions that allow the parties to re-open negotiation of the agreements on pension-related issues. The Company is in informal discussions regarding those issues with all relevant parties and is working diligently to resolve those issues in a manner that will be reasonable and equitable to employees, customers and shareholders. Although the Company’s labor relations are currently stable, disruptions pending the outcome of the Chicago Teamsters Local 727 negotiations could occur, as they could with any collective-bargaining agreement negotiation, with the possibility of an adverse impact on the operating results of the Marketing & Events Group.

Viad’s businesses contribute to various multi-employer pension plans based on obligations arising under collective bargaining agreements covering its union-represented employees. Viad’s contributions to these plans in 2015, 2014 and 2013 totaled $22.0 million, $23.2 million and $20.3 million, respectively. Based upon the information available to Viad from plan administrators, management believes that several of these multi-employer plans are underfunded. The Pension Protection Act of 2006 requires pension plans underfunded at certain levels to reduce, over defined time periods, the underfunded status. In addition, under current laws, the termination of a plan, or a voluntary withdrawal from a plan by Viad, or a shrinking contribution base to a plan as a result of the insolvency or withdrawal of other contributing employers to such plan, would require Viad to make payments to such plan for its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2015, the amount of additional funding, if any, that Viad would be required to make related to multi-employer pension plans is not ascertainable.

Viad is self-insured up to certain limits for workers’ compensation, employee health benefits, automobile, product and general liability and property loss claims. The aggregate amount of insurance liabilities (up to the Company’s retention limit) related to Viad’s continuing operations was approximately $20.5 million as of December 31, 2015 which includes $13.4 million related to workers’ compensation liabilities and $7.1 million related to general/auto liability claims. Viad has also retained and provided for certain insurance liabilities in conjunction with previously sold businesses of $4.2 million as of December 31, 2015, related to workers’ compensation liabilities. Provisions for losses for claims incurred, including estimated claims incurred but not yet reported, are made based on Viad’s historical experience, claims frequency, and other factors. A change in the assumptions used could result in an adjustment to recorded liabilities. Viad has purchased insurance for amounts in excess of the self-insured levels, which generally range from $0.2 million to $0.5 million on a per claim basis. Viad does not maintain a self-insured retention pool fund as claims are paid from current cash resources at the time of settlement. Viad’s net cash payments in connection with these insurance liabilities were $5.6 million, $4.8 million and $6.6 million in 2015, 2014 and 2013, respectively.

In addition, as of December 31, 2015, Viad had recorded insurance liabilities of $6.0 million related to continuing operations, which represents the amount for which Viad remains the primary obligor after self-insured insurance limits, without taking into consideration the above-referenced insurance coverage. Of this total, $2.5 million related to workers’ compensation liabilities and $3.5 million related to general/auto liability claims. The Company has recorded those amounts in other deferred items and liabilities in Viad’s consolidated balance sheets with a corresponding receivable in other investments and assets.

Note 22. Segment Information

Viad measures profit and performance of its operations on the basis of segment operating income which excludes restructuring charges and recoveries and impairment charges. Intersegment sales are eliminated in consolidation and intersegment transfers are not significant. Corporate activities include expenses not allocated to operations. Depreciation and amortization and share-based compensation expense are the only significant non-cash items for the reportable segments.

Viad’s reportable segments with reconciliations to consolidated totals are as follows:

	December 31,
(in thousands)	2015	2014	2013
Revenue:
Marketing & Events Group:
U.S. Segment	$720,882	$710,835	$628,856
International Segment	272,634	249,649	229,312
Intersegment eliminations	(16,638)	(16,016)	(13,264)
Total Marketing & Events Group	976,878	944,468	844,904
Travel & Recreation Group	112,170	120,519	108,443
Total revenue	$1,089,048	$1,064,987	$953,347
Segment operating income:
Marketing & Events Group:
U.S. Segment	$14,563	$21,400	$11,024
International Segment	12,211	10,339	9,068
Total Marketing & Events Group	26,774	31,739	20,092
Travel & Recreation Group	27,810	28,127	21,819
Segment operating income	54,584	59,866	41,911
Corporate activities	(9,720)	(14,348)	(6,755)
Operating income	44,864	45,518	35,156
Interest income	658	305	550
Interest expense	(4,535)	(2,015)	(1,234)
Restructuring (charges) recoveries:
Marketing & Events U.S. Segment	(541)	278	409
Marketing & Events International Segment	(1,813)	(1,808)	(2,362)
Travel & Recreation Group	(200)	41	(809)
Corporate	(402)	(148)	(1,031)
Impairment charges:
Marketing & Events U.S. Segment	—	—	(658)
Marketing & Events International Segment	—	(884)	(294)
Travel & Recreation Group	(96)	—	(2,097)
Income from continuing operations before income taxes	$37,935	$41,287	$27,630

	December 31,
(in thousands)	2015	2014	2013
Assets:
Marketing & Events Group:
U.S.	$294,618	$304,727	$194,422
International	115,494	116,842	81,058
Travel & Recreation Group	195,527	199,986	209,611
Corporate and other	86,656	93,388	76,841
	$692,295	$714,943	$561,932
Depreciation and amortization:
Marketing & Events Group:
U.S.	$18,658	$16,066	$14,906
International	8,435	6,311	5,566
Travel & Recreation Group	7,974	8,232	7,319
Corporate and other	164	183	176
	$35,231	$30,792	$27,967
Capital expenditures:
Marketing & Events Group:
U.S.	$8,066	$14,515	$8,278
International	8,366	4,134	4,332
Travel & Recreation Group	13,107	10,740	23,108
Corporate and other	300	—	401
	$29,839	$29,389	$36,119

Geographic Areas. Viad’s foreign operations are located principally in Canada, the United Kingdom, Germany, the United Arab Emirates and the Netherlands. Marketing & Events Group revenue is designated as domestic or foreign based on the originating location of the product or service. Long-lived assets are attributed to domestic or foreign based principally on the physical location of the assets. Long-lived assets consist of “Property and equipment, net” and “Other investments and assets.” The table below presents the financial information by major geographic area:

	December 31,
(in thousands)	2015	2014	2013
Revenue:
United States	$726,436	$718,538	$637,482
EMEA	220,046	192,674	166,931
Canada	142,566	153,775	148,934
Total revenue	$1,089,048	$1,064,987	$953,347
Long-lived assets:
United States	$141,051	$130,401	$132,315
EMEA	15,714	14,215	10,055
Canada	71,677	78,193	82,986
Total long-lived assets	$228,442	$222,809	$225,356

Note 23. Common Stock Repurchases

In December 2012, Viad announced the authorization of its Board of Directors to repurchase shares of the Company’s common stock from time to time at prevailing market prices. During 2015 and 2014, Viad repurchased 141,462 and 448,436 shares on the open market for $3.8 million and $10.6 million, respectively. As of December 31, 2015, 440,540 shares remain available for repurchase. In addition, during 2015, 2014, and 2013, the Company repurchased 35,649 shares at a cost of $1.0 million, 72,996 shares at a cost of $1.8 million, and 50,156 shares at a cost of $1.3 million, respectively, related to tax withholding requirements on vested share-based awards.

Note 24. Discontinued Operations

In 2015, Viad recorded losses from discontinued operations of $0.4 million due to reserve adjustments and legal fees related to previously sold operations. In 2014, Viad recorded income from discontinued operations of $13.3 million primarily related to the gain on the possessory interest and personal property at Glacier Park. The Company’s 2013 results related to the operations of Glacier Park’s concession contract business have been reclassified as discontinued operations in Viad’s Consolidated Statements of Operations. For the year ended 2013, Viad recorded income from discontinued operations of $1.2 million related to Glacier Park income.

On December 31, 2013, Glacier Park’s concession contract with the Park Service to operate lodging, tour and transportation and other hospitality services within Glacier National Park expired. Upon completion of the contract, the Company received cash payments in January 2014 totaling $25.0 million resulting in a pre-tax gain of $21.5 million for the Company’s possessory interest. The gain after-tax on the possessory interest was $13.5 million with $2.7 million attributable to the noncontrolling interest. These amounts are included in income (loss) from discontinued operations and net income attributable to noncontrolling interest in Viad’s Consolidated Statements of Operations. In September 2014, the Company received $3.0 million in cash for the sale of the remaining personal property assets held for sale at Glacier Park. This resulted in a gain of approximately $0.7 million, net of tax.

The following summarizes Glacier Park’s expired concession contract operating results, which are presented in income (loss) from discontinued operations, net of tax, in Viad’s Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2014	2013
Total revenue	$—	$19,445
Costs and expenses	(93)	(15,462)
Impairment charges	—	(2,364)
Restructuring charges	—	(98)
Income (loss) from discontinued operations, before income taxes	(93)	1,521
Income tax benefit (expense)	45	(280)
Income (loss) from discontinued operations, net of tax	(48)	1,241
Gain on sale of discontinued operations, net of tax	13,343	—
Income from discontinued operations	13,295	1,241
Income from discontinued operations attributable to noncontrolling interest	(2,825)	(248)
Income from discontinued operations attributable to Viad	$10,470	$993

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

The following is a reconciliation of net income attributable to the noncontrolling interest:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Income (loss) from continuing operations	$442	$388	$(117)
Income from discontinued operations	—	2,825	248
Net income attributable to noncontrolling interest	$442	$3,213	$131

Note 25. Selected Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information:

	2015				2014
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue:	$264,396	$317,035	$255,946	$251,671	$285,641	$256,391	$299,802	$223,155
Operating income (loss):
Ongoing operations (1)	$(1,125)	$36,286	$14,571	$4,852	$13,361	$14,136	$33,013	$(644)
Corporate activities	(2,810)	(1,983)	(1,354)	(3,573)	(2,039)	(1,991)	(3,468)	(6,850)
Restructuring (charges) recoveries	(216)	(1,069)	(257)	(1,414)	(211)	(1,369)	(234)	177
Impairment charges	—	—	—	(96)	—	(884)	—	—
Operating income (loss)	$(4,151)	$33,234	$12,960	$(231)	$11,111	$9,892	$29,311	$(7,317)
Income (loss) from continuing operations attributable to Viad (2)	$(1,908)	$22,311	$7,393	$(796)	$9,312	$7,978	$30,755	$(7,255)
Net income (loss) attributable to Viad (2)	$(2,056)	$22,389	$7,230	$(957)	$21,882	$6,742	$29,620	$(5,889)
Basic and Diluted income (loss) per common share: (2) (3)
Continuing operations attributable to Viad	$(0.10)	$1.11	$0.37	$(0.04)	$0.46	$0.39	$1.53	$(0.37)
Net income (loss) attributable to Viad common stockholders	$(0.10)	$1.12	$0.36	$(0.05)	$1.08	$0.33	$1.48	$(0.30)

(1)	Represents revenue less costs of services and products sold.
(2)	Includes $10.1 million benefit associated with the 2014 third quarter release of the valuation allowance relating to foreign income tax credits.
(3)	The sum of quarterly income per share amounts may not equal annual income per share due to rounding.

Note 26. Subsequent Events

Acquisition of the Maligne Lake Tours Business

On January 4, 2016, Viad acquired the business of Maligne Tours Ltd. (“Maligne Lake Tours”), which provides interpretive boat tours and related services at Maligne Lake, the largest lake in Jasper National Park. Maligne Lake Tours has seven tour boats operating seasonally from May through October, a marina and day lodge that offers food and beverage and retail services, a historic chalet complex that is available for catered special events, and a historic boat house that offers canoes, kayaks, and rowboats for rental. The purchase price was approximately $20.9 million Canadian dollars (approximately $15.0 million U.S. dollars) in cash, subject to certain adjustments.

Amendment to Credit Agreement

Effective February 24, 2016, Viad executed the Credit Agreement Amendment to the Company’s Credit Agreement, to modify the terms of the financial covenants and the negative covenants under the Credit Agreement related to acquisitions, restricted payments, and indebtedness.

The Credit Agreement, as amended by the Credit Agreement Amendment, includes the following revisions:

•	Acquisitions in the same or related lines of business are permitted if the leverage ratio, on a pro forma basis, is less than or equal to 3.00 to 1.00;
•	Unlimited stock dividends, distributions, and repurchases if the leverage ratio is less than or equal to 2.50 to 1.00, otherwise limited to $20 million in any calendar year;
•	Maintain a leverage ratio of not greater than 3.50 to 1.00;
•	Maintain a fixed charge coverage ratio of not less than 1.75 to 1.00; and
•	Unlimited unsecured indebtedness if the leverage ratio is less than or equal to 3.00 to 1.00.

Refer to Note 11 – Debt and Capital Lease Obligations for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Viad Corp

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Viad Corp and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed the manner in which it classifies deferred tax assets and liabilities to reflect the adoption of ASU 2015-17 in 2015, and retrospectively in 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 11, 2016

VIAD CORP

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at Beginning	Charged to	Charged to Other		Credited to Other	Balance at
(in thousands)	of Year	Expense	Accounts	Write Offs	Accounts	End of Year
Allowances for doubtful accounts:
December 31, 2013	$1,150	$313	$—	$(586)	$—	$877
December 31, 2014	877	821	—	(440)	—	1,258
December 31, 2015	1,258	955	542	(1,162)	—	1,593
Deferred tax valuation allowance:
December 31, 2013	$14,576	$1,917	$—	$(4,100)	$—	$12,393
December 31, 2014	12,393	95	2,589	(11,782)	—	3,295
December 31, 2015	3,295	—	402	(860)	—	2,837

EXHIBIT INDEX

Exhibit #

3.A

Copy of Restated Certificate of Incorporation of Viad Corp, as amended through July 1, 2004, filed as Exhibit 3.A to Viad Corp’s Form 10-Q for the period ended June 30, 2004, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 04961107).

3.B	Copy of Bylaws of Viad Corp, as amended through December 5, 2013, filed as Exhibit 3 to Viad Corp’s Form 8-K filed December 9, 2013, is hereby incorporated by reference.

4.A1	Copy of $300,000,000 Amended and Restated Credit Agreement, dated as of December 22, 2014, filed as Exhibit 4 to Viad Corp’s Form 8-K filed December 23, 2014, is hereby incorporated by reference.

4.A2

Copy of Amendment No. 1 to the $300,000,000 Amended and Restated Credit Agreement, dated as of December 22, 2014, effective as of February 24, 2016, filed as Exhibit 4 to Viad Corp’s Form 8-K filed March 1, 2016, is hereby incorporated by reference.

4.B

Copy of Amended and Restated Pledge and Security Agreement, Guaranty, and Amended and Restated Subsidiary Pledge and Security Agreement dated as of December 22, 2014, filed as Exhibit 4 to Viad Corp’s Form 8-K filed December 23, 2014, is hereby incorporated by reference.

10.A1

Copy of 2007 Viad Corp Omnibus Incentive Plan, filed as Appendix A to Viad Corp’s Proxy Statement for the 2012 Annual Meeting of Shareholders, filed April 13, 2012, is hereby incorporated by reference.+

10.A2

Copy of Viad Corp Management Incentive Plan, amended as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.A3

Copy of Viad Corp Performance Unit Incentive Plan, effective as of February 27, 2013, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.D to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.A4

Copy of Amendment to the Viad Corp Performance Unit Incentive Plan, as amended February 27, 2013 pursuant to the 2007 Viad Corp Omnibus Incentive Plan, effective as of February 24, 2016, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 1, 2016, is hereby incorporated by reference.+

10.B1

Copy of form of Restricted Stock Agreement - Executives, effective as of December 3, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed December 5, 2014, is hereby incorporated by reference.+

10.B2

Copy of form of Restricted Stock Agreement - Executives, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 28, 2014, is hereby incorporated by reference.+

10.B3

Copy of form of Restricted Stock Agreement - Executives, effective as of November 29, 2012, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10 to Viad Corp’s Form 8-K filed December 3, 2012, is hereby incorporated by reference.+

10.B4

Copy of form of Restricted Stock Agreement - Executives, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

10.B5

Copy of form of Restricted Stock Agreement for Outside Directors, effective as of February 25, 2008, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.F to Viad Corp’s Form 8-K filed February 28, 2008, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 08651224).+

10.C1

Copy of form of Restricted Stock Units Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 28, 2014, is hereby incorporated by reference.+

10.C2

Copy of form of Restricted Stock Units Agreement, effective as of March 23, 2011, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 29, 2011, is hereby incorporated by reference.+

Exhibit #
10.D1

Copy of form of Performance Unit Agreement, effective as of March 26, 2014, pursuant to the 2007 Viad Corp

Omnibus Incentive Plan, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed March 28, 2014, is hereby incorporated by reference.+

10.D2

Copy of form of Performance Unit Agreement, effective as of February 24, 2016, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 1, 2016, is hereby incorporated by reference.+

10.E1

Copy of form of Non-Qualified Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference (SEC File No. 001-110015; SEC Film No. 10640085).+

10.E2

Copy of form of Incentive Stock Option Agreement, effective as of February 25, 2010, pursuant to the 2007 Viad Corp Omnibus Incentive Plan, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 26, 2010, is hereby incorporated by reference (SEC File No. 001-110015; SEC Film No. 10640085).+

10.F1

Copy of form of Transition Services Agreement, effective as of January 2, 2014, between Brewster Inc. and Michael M. Hannan, filed as Exhibit 10 to Viad Corp’s Form 8-K filed March 17, 2014, is hereby incorporated by reference.+

10.F2

Copy of Severance Agreement and General Release between Viad Corp and Paul B. Dykstra, effective as of December 3, 2014, filed as Exhibit 10.C to Viad Corp’s Form 8-K filed December 5, 2014, is hereby incorporated by reference.+

10.G1

Copy of form of Viad Corp Executive Severance Plan (Tier I-2013), effective as February 27, 2013, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.G2

Copy of forms of Viad Corp Executive Severance Plans (Tier I and II), amended and restated for Code Section 409A as of January 1, 2005, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.G3

Copy of Amendment No. 1 to Viad Corp Executive Severance Plan (Tier I), effective as of February 26, 2014, filed as Exhibit 10 to Viad Corp’s Form 8-K filed March 4, 2014, is hereby incorporated by reference.+

10.G4

Copy of Executive Officer Pay Continuation Policy adopted February 7, 2007, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed February 13, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07609762).+

10.H1

Copy of Employment Agreement between Viad Corp and Paul B. Dykstra dated as of May 15, 2007, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed May 21, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 07867527).+

10.H2

Copy of Amendment No. 1 to Employment Agreement between Viad Corp and Paul B. Dykstra effective as of February 27, 2013, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

10.H3

Copy of Severance Agreement (No Change in Control) between Viad Corp and Steven W. Moster, effective as of December 3, 2014, filed as Exhibit 10.B to Viad Corp’s Form 8-K filed December 5, 2014, is hereby incorporated by reference.+

10.H4	Copy of Severance Agreement (No Change in Control) between Viad Corp and David W. Barry, effective as of April 22, 2015.+*

10.I

Copy of Viad Corp Supplemental TRIM Plan, as amended and restated effective January 1, 2005 for Code Section 409A, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.J1

Copy of Viad Corp Supplemental Pension Plan, amended and restated as of January 1, 2005 for Code Section 409A, filed as Exhibit 10.A to Viad Corp’s Form 8-K filed August 29, 2007, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 071088413).+

10.J2

Copy of Viad Corp Defined Contribution Supplemental Executive Retirement Plan, effective as of January 1, 2013, filed as Exhibit 10.E to Viad Corp’s Form 8-K filed March 5, 2013, is hereby incorporated by reference.+

Exhibit #
10.K1	Summary of Compensation Program of Non-Employee Directors of Viad Corp, effective as of February 23, 2016.+*

10.K2

Description of Viad Corp Director’s Matching Gift Program, filed as Exhibit 10.Q to Viad Corp’s 1999 Form 10-K filed March 17, 2000, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 572329).+

10.L

Copy of form of Indemnification Agreement between Viad Corp and Directors of Viad Corp, as approved by Viad Corp stockholders on October 16, 1987, as updated to reflect revised company name and gender-neutral references only, and filed as Exhibit 10.I to Viad Corp’s 2008 Form 10-K filed February 27, 2009, is hereby incorporated by reference (SEC File No. 001-11015; SEC Film No. 09642683).+

10.M

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

21	List of Subsidiaries of Viad Corp.*

23	Consent of Independent Registered Public Accounting Firm to the incorporation by reference into specified registration statements on Form S-8 of its report contained in this Annual Report.*

24	Power of Attorney signed by Directors of Viad Corp.*

31.1	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*

31.2	Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#*

32.1	Additional Exhibit of Certification of Chief Executive Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#**

32.2	Additional Exhibit of Certification of Chief Financial Officer of Viad Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensation plan or arrangement.
#	A signed original of this written statement has been provided to Viad Corp and will be retained by Viad Corp and furnished to the Securities and Exchange Commission upon request.

Documents incorporated by reference can be read and copied at the SEC’s public reference section, located in Room 1580, 100 F Street, N.E., Washington, DC 20549, and on the SEC’s Internet site at www.sec.gov.